Form 10-K
period 1993-12-31
CASTLE A M & CO
filed 1994-03-14
CIK 18172

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

For the fiscal year Ended December 31, 1993       Commission File Number: 1-5415

                               A. M. CASTLE & CO.
             (Exact name of registrant as specified in its charter)

                DELAWARE                           36-0879160
  (State or other jurisdiction of        (I.R.S. Employer Identification
  incorporation or organization)                      No.)

          3400 NORTH WOLF ROAD, FRANKLIN PARK, ILLINOIS           60131
(Address of principal executive offices),                         (Zip Code)

Registrant's telephone number, including area code         (708) 455-7111

Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE ON
            TITLE OF EACH                    WHICH REGISTERED
             CLASS
 Common Stock -- no par value      American and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .

The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 4, 1994 was $130,551,000.

The number of shares outstanding of the registrant's common stock on March 4, 1994 was 7,303,150 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENTS INCORPORATED BY REFERENCE                 APPLICABLE PART OF FORM 10-K

Annual Report to Stockholders for the              Parts I, II and IV
year ended December 31, 1993
Proxy Statement dated March 11, 1994               Part III
furnished to Stockholders in connection with
registrant's Annual Meeting of Stockholders

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

     In the last three years, sales mix was approximately as follows:

                                                                  1993       1992       1991
                                                                  ----       ----       ----
    Carbon and Stainless........................................   77 %       73 %       70 %
    Non-Ferrous Metals..........................................   23 %       27 %       30 %
                                                                  ----       ----       ----
                                                                  100 %      100 %      100 %

     These metals are inventoried in many forms including round, hexagon, square and flat bars; plates; tubing; shapes; and sheet and coil.

     Depending on the size of the facility and the nature of the markets it serves, each of the Company's service centers is equipped as needed with Bar Saws, Tubing Cut-off Lathes, Close Tolerance Plate Saws, Oxygen and Plasma Arc Flame Cutting Machinery, Stress Relieving and Annealing Furnaces, Surface Grinding Equipment, Edge Conditioning Equipment, Sheet Shears and Coil Processing Equipment. The Company also does specialized fabrications for customers through pre-qualified subcontractors.

     Emphasis on the more highly engineered grades and alloys of metals, supported by strong service commitments, has earned the Company a leadership role in filling the needs of users of those metals.

     The Company has its main office, and largest distribution center, in Franklin Park, Illinois. This center serves metropolitan Chicago and, approximately, a nine state area. In addition, there are distribution centers in various other cities (see Item 2). The Chicago, Los Angeles and Cleveland distribution centers together account for approximately one-half of all sales.

     The customer base in the Eastern part of the county includes heavy and light machine tool industries, construction equipment, mining, textile manufacturing machinery and plastic extrusion machinery. The aerospace market is also served both directly and through subcontractors.

     The Midwest Region serves manufacturers of hydrocarbon processing equipment, farm implement and construction equipment, food processing equipment and machine tools. The automotive, marine and aerospace markets are also included in the Midwest Region customer base.

     In the Western area of the country, the Company serves the metal needs of a wide variety of industries as well as the subcontractors and manufacturers who serve those industries. The major markets include aircraft and aerospace, both military and commercial, oil and gas, chemical, petrochemical, farm equipment, electronics, lumber, and mining.

     In Canada, the Company serves a wide range of businesses including aerospace, pulp and paper, and machinery equipment manufacturing. These markets are serviced by the Company's Canadian subsidiary A. M. Castle & Co. (Canada) Inc.

     The Company's specialized operating unit is the Hy-Alloy Steels Co., located in Bedford Park, Illinois, a Chicago suburb. Hy-Alloy is a distributor of alloy bars stocked as rounds, squares, hexes, and flats; and of alloy tubing. It serves a nationwide market, which includes aircraft and aerospace, oil field equipment, gears and power train components, machine tools, screw machine products, bearings, construction equipment and agricultural equipment. In 1993 a value-added bar processing center, H-A Industries, was added. From this facility, the Company ships quench and tempered alloy bar products to its customers throughout the United States and Canada.

     In general, the Company purchases metals from many producers. In the case of nickel alloys and titanium, each is single sourced. Satisfactory alternative sources, however, are available for all metals that the

Company buys and its business would not be materially adversely affected by the loss of any one supplier. Purchases are made in large lots and held in the distribution centers until sold, usually in smaller quantities. The Company's ability to provide quick delivery, frequently overnight, of a wide variety of metal products allows customers to reduce inventory investment because they do not need to order the large quantities required by producing mills.

     The major portion of 1993 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

     The Company encounters strong competition both from other independent metals distributors and from large distribution organizations, some of which have substantially greater resources.

     The Company has approximately 1200 full-time employees in its operations throughout the United States and Canada. Approximately 300 of these are represented by collective bargaining units, principally the United Steelworkers of America.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:

                                                                               APPROXIMATE
                                                                              FLOOR AREA IN
                                    LOCATION                                   SQUARE FEET
    ------------------------------------------------------------------------  -------------
    CASTLE METALS
    Atlanta, Georgia........................................................       35,100(1)
    Charlotte, North Carolina...............................................       66,700(1)
    Chicago area --
      Franklin Park, Illinois...............................................      533,600
    Cincinnati, Ohio........................................................        9,300(1)
    Cleveland area --
      Bedford Heights, Ohio.................................................      381,400
    Dallas, Texas...........................................................       78,000
    Houston, Texas..........................................................      109,100
    Kansas City, Missouri...................................................      170,000
    Los Angeles area --
      Paramount, California.................................................      264,900
    Milwaukee area --
      Wauwatosa, Wisconsin..................................................       98,000(1)
    Philadelphia, Pennsylvania..............................................       71,600
    Salt Lake City, Utah....................................................       22,500(1)
    Stockton, California....................................................       60,000(1)
    Worcester, Massachusetts................................................       60,000
                                                                              -------------
              Total Castle Metals...........................................    1,960,200
    HY-ALLOY STEELS CO.
    Chicago area --
      Bedford Park, Illinois................................................      103,700
    H-A INDUSTRIES
    Hammond, Indiana........................................................      123,000(1)

                                                                               APPROXIMATE
                                                                              FLOOR AREA IN
                                    LOCATION                                   SQUARE FEET
    ------------------------------------------------------------------------  -------------
    A. M. CASTLE & CO. (CANADA) INC.
    Montreal, Quebec........................................................       25,600(1)
    Toronto area --
      Mississauga, Ontario..................................................       57,100(1)
    Etobicoke, Ontario......................................................        8,000(1)
    Winnipeg, Manitoba......................................................       20,700(1)
                                                                              -------------
                                                                                2,298,300
                                                                              -------------
                                                                              -------------
    SALES OFFICES (LEASED)
    Buffalo, New York
    Detroit, Michigan
    Pittsburgh, Pennsylvania
    Phoenix, Arizona
    San Diego, California
    Tulsa, Oklahoma
    Wichita, Kansas

- ---------------

(1) Leased: See Note 5 in the 1993 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required to be filed in Part II (Items 5, 6, and 7) in Form 10-K has been included in the 1993 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5, 6, and 7 are incorporated herein by this specific reference to the 1993 Annual Report to
Stockholders: "Common Stock Information", page 20, "Eleven-Year Financial and Operating Summary", pages 18 and 19, and "Financial Review", pages 7 and 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

              NAME AND TITLE                 AGE               BUSINESS EXPERIENCE
- -------------------------------------------  ---   -------------------------------------------
Michael Simpson............................  55    Mr. Simpson began his employment with the
  Chairman of the Board                            registrant in 1968. In 1974 Mr. Simpson was
                                                   elected President of Hy-Alloy Steels Co.
                                                   Mr. Simpson was elected Vice President --
                                                   Midwest Region in 1977. In 1979 Mr. Simpson
                                                   was elected Chairman of the Board.
Richard G. Mork............................  58    Mr. Mork began his employment with the
  President and Chief                              registrant in 1957. In 1977 Mr. Mork was
  Executive Officer                                elected to the position of Vice
                                                   President -- Eastern Region and in 1988 to
                                                   the position of Senior Vice President and
                                                   Chief Operating Officer. In 1990 Mr. Mork
                                                   was made President and Chief Executive
                                                   Officer.
Edward F. Culliton.........................  52    Mr. Culliton began his employment with the
  Vice President and                               registrant in 1965. Mr. Culliton was
  Chief Financial Officer                          elected Corporate Secretary in 1972 and
                                                   Treasurer in 1975. In 1977 he was elected
                                                   Vice President of Finance. He is the Chief
                                                   Financial Officer.
Sven G. Ericsson...........................  45    Mr. Ericsson began his employment with the
  Vice President --                                registrant in 1989. Mr. Ericsson was
  Plate and Carbon                                 elected to the position of Vice
  Products Group                                   President -- Eastern Region in 1989, and
                                                   Vice President -- Plate and Carbon Products
                                                   Group in 1992.
M. Bruce Herron............................  48    Mr. Herron began his employment with the
  Vice President --                                registrant in 1970. Mr. Herron was elected
  Western Region                                   to the position of Vice
                                                   President -- Western Region in 1989.
Stephen V. Hooks...........................  42    Mr. Hooks began his employment with the
  Vice President --                                registrant in 1972. Mr. Hooks was elected
  Midwest Region                                   to the position of Vice
                                                   President -- Midwest Region in 1993.
Richard G. Phifer..........................  49    Mr. Phifer began his employment with the
  Vice President --                                registrant in 1990. Mr. Phifer was elected
  Eastern Region                                   to the position of Vice President -- Plate
                                                   and Carbon Products Group in 1991, and Vice
                                                   President -- Eastern Region in 1992.
Thomas D. Prendergast......................  60    Mr. Prendergast began his employment with
  Vice President -- Human                          the registrant in 1974. Mr. Prendergast was
  Resources                                        elected Vice President -- Human Resources
                                                   in 1991.
Alan D. Raney..............................  42    Mr. Raney began his employment with the
  Vice President --                                registrant in 1986. Mr. Raney was elected
  High Tech Products                               Vice President -- Midwest Region during
  Group                                            1989, and Vice President -- High Tech
                                                   Products Group in 1990.

              NAME AND TITLE                 AGE               BUSINESS EXPERIENCE
- -------------------------------------------  ---   -------------------------------------------
Gise Van Baren.............................  62    Mr. Van Baren began his employment with the
  Vice President -- Alloy                          registrant's Hy-Alloy Steels Co. (acquired
  Products Group and                               in 1973) in 1954. He became Vice President
  President -- Hy-Alloy Steels                     of Hy-Alloy in 1976 and President in 1979.
  Division                                         He was elected Vice President -- Alloy
                                                   Products Group in 1991.
James A. Podojil...........................  51    Mr. Podojil began his employment with the
  Chief Accounting Officer                         registrant in 1968. In 1977 he was elected
  and Treasurer/Controller                         to the position of Controller and in 1985
                                                   was elected to the additional post of
                                                   Treasurer.
Jerry M. Aufox.............................  51    Mr. Aufox began his employment with the
  Secretary and Corporate                          registrant in 1977. In 1985 he was elected
  Counsel                                          to the position of Secretary and Corporate
                                                   Counsel. He is responsible for all legal
                                                   affairs of the registrant.

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 11, 1994 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.

ITEM 11. EXECUTIVE COMPENSATION.

     All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 11, 1994, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 11, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

     Other than the information provided above, Part III has been omitted pursuant to General Instruction G for Form 10-K and Rule 12b-23 since the Company will file a Definitive Proxy Statement not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A, which involves the election of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Financial statements (incorporated by reference to the 1993 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 1993.

                               A. M. CASTLE & CO.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Public Accountants on Schedules..........................          Page
Consent of Independent Public Accountants with respect to Form S-8.............          Page
Consolidated Financial Statement Schedules
  Property, Plant and Equipment -- Schedule V..................................          Page
  Accumulated Depreciation -- Schedule VI......................................          Page
  Valuation and Qualifying Accounts -- Schedule VIII...........................          Page
Data incorporated by reference from 1993 Annual Report to Stockholders of A. M.
  Castle & Co., included herein --
  Consolidated Statements of Income -- For the years ended December 31, 1993,
     1992, and 1991............................................................          Page
  Consolidated Statements of Reinvested Earnings -- For the years ended
     December 31, 1993, 1992, and 1991.........................................          Page
  Consolidated Balance Sheets -- December 31, 1993, 1992, and 1991.............          Page
  Consolidated Statements of Cash Flows -- For the years ended December 31,
     1993, 1992, and 1991......................................................          Page
  Notes to Consolidated Financial Statements...................................         Pages
  Report of Independent Public Accountants.....................................          Page
Exhibits:
20 -- Report furnished to security holders.....................................     Exhibit A
 3 -- Articles of Incorporation and amendments.................................     Exhibit B
 3 -- By laws of the Company...................................................     Exhibit C
10 -- Long term incentive compensation plan....................................     Exhibit D
10 -- 1990 restricted stock and stock option plan..............................     Exhibit E
10 -- Description of management incentive plan.................................     Exhibit F

     All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To A. M. Castle & Co.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in the A. M. Castle & Co. 1993 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Chicago, Illinois,
February 4, 1994.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            WITH RESPECT TO FORM S-8

     As independent public accountants, we hereby consent to the incorporation of our report, incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File No. 2-83884 on Form S-8.

Chicago, Illinois,
March 4, 1994

                                                                      SCHEDULE V

                               A. M. CASTLE & CO.

                         PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

                                                        BALANCE AT                             BALANCE AT
                                                        BEGINNING    ADDITIONS   RETIREMENTS     END OF
                    CLASSIFICATION                      OF PERIOD     AT COST     AND SALES      PERIOD
- ------------------------------------------------------  ----------   ---------   -----------   ----------
1993
  Land................................................   $  4,117     $    --      $     2      $  4,115
  Buildings...........................................     34,734         141           --        34,875
  Machinery and Equipment.............................     54,833       4,480        2,285        57,028
                                                        ----------   ---------   -----------   ----------
                                                         $ 93,684     $ 4,621      $ 2,287      $ 96,018
                                                        ----------   ---------   -----------   ----------
                                                        ----------   ---------   -----------   ----------
1992
  Land................................................   $  4,115     $     2      $    --      $  4,117
  Buildings...........................................     34,688          46           --        34,734
  Machinery and Equipment.............................     54,653       1,746        1,566        54,833
                                                        ----------   ---------   -----------   ----------
                                                         $ 93,456     $ 1,794      $ 1,566      $ 93,684
                                                        ----------   ---------   -----------   ----------
                                                        ----------   ---------   -----------   ----------
1991
  Land................................................   $  4,115     $    --      $    --      $  4,115
  Buildings...........................................     33,893         830           35        34,688
  Machinery and Equipment.............................     59,340       2,475        7,162        54,653
                                                        ----------   ---------   -----------   ----------
                                                         $ 97,348     $ 3,305      $ 7,197      $ 93,456
                                                        ----------   ---------   -----------   ----------
                                                        ----------   ---------   -----------   ----------

                                                                     SCHEDULE VI

                               A. M. CASTLE & CO.

                            ACCUMULATED DEPRECIATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

                                                        BALANCE AT   PROVISION                 BALANCE AT
                                                        BEGINNING     CHARGED    RETIREMENTS     END OF
                    CLASSIFICATION                      OF PERIOD    TO INCOME    AND SALES      PERIOD
- ------------------------------------------------------  ----------   ---------   -----------   ----------
1993
  Buildings...........................................   $ 14,443     $ 1,082      $    --      $ 15,525
  Machinery and Equipment.............................     36,039       3,702          222        39,519
                                                        ----------   ---------   -----------   ----------
                                                         $ 50,482     $ 4,784      $   222      $ 55,044
                                                        ----------   ---------   -----------   ----------
                                                        ----------   ---------   -----------   ----------
1992
  Buildings...........................................   $ 13,365     $ 1,078      $    --      $ 14,443
  Machinery and Equipment.............................     32,676       3,787          424        36,039
                                                        ----------   ---------   -----------   ----------
                                                         $ 46,041     $ 4,865      $   424      $ 50,482
                                                        ----------   ---------   -----------   ----------
                                                        ----------   ---------   -----------   ----------
1991
  Buildings...........................................   $ 12,166     $ 1,214      $    15      $ 13,365
  Machinery and Equipment.............................     30,417       4,059        1,800        32,676
                                                        ----------   ---------   -----------   ----------
                                                         $ 42,583     $ 5,273      $ 1,815      $ 46,041
                                                        ----------   ---------   -----------   ----------
                                                        ----------   ---------   -----------   ----------

                                                                   SCHEDULE VIII

                               A. M. CASTLE & CO.

             ACCOUNTS RECEIVABLE -- ALLOWANCE FOR DOUBTFUL ACCOUNTS
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                 1993        1992        1991
                                                                 -----       -----       -----
Balance, beginning of year.....................................  $ 600       $ 600       $ 600
Add -- Provision charged to income.............................    437         776         418
     -- Recoveries.............................................    242         214         373
Less -- Uncollectible accounts charged against allowance.......   (679)       (990)       (791)
                                                                 -----       -----       -----
Balance, end of year...........................................  $ 600       $ 600       $ 600
                                                                 -----       -----       -----
                                                                 -----       -----       -----

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          A. M. Castle & Co.
                                          (Registrant)

                                          By:  /s/  James A. Podojil
                                               -------------------------------
                                               James A. Podojil, Treasurer and
                                               Controller

                                               (Mr. Podojil is the Chief
                                               Accounting Officer and has been
                                               authorized to sign on behalf of
                                               the registrant.)

Date: March 4, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Michael Simpson
- -------------------------------------
Michael Simpson,
Chairman of the Board
March 4, 1994

/s/  Richard G. Mork
- -------------------------------------
Richard G. Mork, President--
Chief Executive Officer, and Director
March 4, 1994

/s/  Edward F. Culliton
- -------------------------------------
Edward F. Culliton, Vice President--
Chief Financial Officer, and Director
March 4, 1994

/s/  William K. Hall
- -------------------------------------
William K. Hall, Director
March 4, 1993

/s/  Robert S. Hamada
- -------------------------------------
Robert S. Hamada, Director
Chairman, Audit Committee
March 4, 1994

/s/  John W. McCarter, Jr.
- -------------------------------------
John W. McCarter, Jr., Director
March 4, 1994

/s/  William J. McDermott
- -------------------------------------
William J. McDermott, Director
March 4, 1994