Form 10-Q
period 1994-03-31
CASTLE A M & CO
filed 1994-05-11
CIK 18172

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended                   March 31, 1994

   Commission File Number        1-5415

                              A. M. Castle & Co.
           (Exact name of registrant as specified in its charter.)

        Delaware                              36-0879160
   (State or Other Jurisdiction of         (I.R.S. Employer
   Incorporation or Organization)          Identification No.)

   3400 North Wolf Road, Franklin Park, Illinois          60131
   (Address of Principal Executive Offices)            (Zip Code)

   Registrant's telephone, including area code:  708/455-7111

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes [X]   No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Common Stock No Par Value - 7,340,214 shares as of April 30, 1994.

                              A. M. CASTLE & CO.


                        Part I.  FINANCIAL INFORMATION


                                                                Page
                                                              Number

   Part I.  Financial Information

        Item 1.  Financial Statements . . . . . . . . . . . .      3

                 Condensed Balance Sheets . . . . . . . . . .      3

                 Comparative Statements of Cash Flows . . . .      3

                 Comparative Statements of Income . . . . . .      4

                 Notes to Condensed Financial Statements. . .      5

        Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations . . . .  6 - 7

   Part II.  Other Information

        Item 1.  Legal Proceedings . . . . . . . . . . . . . .     8

        Item 4.  Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . .     8

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . .     8

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                             Mar. 31  Dec. 31  Mar. 31
   Assets                                    1994     1994     1994
   Cash. . . . . . . . . . . . . . . . .$  2,770  $  1,528  $    773
   Accounts receivable, net. . . . . . .  55,510    49,048    54,335
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . .  94,068   101,572    92,488
        Total current assets . . . . . .$152,348  $152,148  $147,596
   Prepaid expenses and other assets . .  10,919    11,088    10,077
   Fixed assets, net . . . . . . . . . .  40,570    40,974    43,132
        Total assets . . . . . . . . . .$203,837  $204,210  $200,805
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 48,054  $ 49,982   $46,765
   Accrued liabilities . . . . . . . . .   9,598     9,494     7,310
   Income taxes payable. . . . . . . . .   2,946     1,199     2,357
   Short-term debt . . . . . . . . . . .       -        -          -
   Current portion of long-term debt . .   5,010     5,435     5,532
        Total current liabilities. . . .  65,608    66,110    61,964
   Long-term debt, less current portion.  54,903    58,024    62,285
   Deferred income taxes . . . . . . . .   8,034     8,067     7,870
   Post retirement benefit obligations .   2,528     2,466     2,197
   Stockholders' equity. . . . . . . . .  72,764    69,543    66,489
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$203,837  $204,210  $200,805

   SHARES OUTSTANDING. . . . . . . . . .   7,323     7,278     7,276
   BOOK VALUE PER SHARE. . . . . . . . .$   9.94  $   9.56  $   9.14
   WORKING CAPITAL . . . . . . . . . . .$ 86,740  $ 86,038  $ 85,632
   WORKING CAPITAL PER SHARE . . . . . .$  11.84  $  11.82  $  11.77

   CONDENSED STATEMENTS OF CASH FLOWS                 (Unaudited)
   (Dollars in thousands)                         For the Three Months
                                                    Ended March 31,
   Cash flows from operating activities:             1994      1993
     Net income. . . . . . . . . . . . . . . .   $  3,642  $  1,754
     Depreciation. . . . . . . . . . . . . . .      1,186     1,188
     Other . . . . . . . . . . . . . . . . . .        556        79
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .      5,384     3,021
     (Increase) decrease in working capital. .       (331)  (10,309)
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .      5,053    (7,288)
   Cash flows from investing activities:
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .        156    (1,118)
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .        156    (1,118)

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .     (3,546)    9,231
     Dividends paid. . . . . . . . . . . . . .       (876)     (728)
     Other . . . . . . . . . . . . . . . . . .        455       (17)
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .     (3,967)    8,486
   Net increase (decrease) in cash . . . . . .      1,242        80
     Cash - beginning of year. . . . . . . . .       1,528      693
     Cash - end of period. . . . . . . . . . .   $   2,770 $    773
   Supplemental disclosure on cash flow information:
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $  1,372  $  1,464
        Income taxes . . . . . . . . . . . . .   $    560  $    505


   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                       For the Three Months Ended
   (Unaudited)                                 March 31,
                                          1993          1992
   Net sales . . . . . . . .            $133,848      $119,869
   Cost of material sold . .              97,501        89,816
     Gross profit on sales .              36,347        30,053
   Operating expenses. . . .              28,371        25,022
   Depreciation expense. . .               1,186         1,188
   Interest expense, net . .                 874           989
   Total . . . . . . . . . .              30,431        27,199

   Income before taxes . . .               5,916         2,854

   Income Taxes:
     Federal . . . . . . . .               1,836           885
     State . . . . . . . . .                 438           215
                                           2,274         1,100

   Net income. . . . . . . .               3,642         1,754

   Net income per share. . .            $    .50       $   .24

   Financial Ratios:
     Return on sales . . . .               2.72%         1.46%
     Asset turnover. . . . .               2.63          2.39
     Return on assets. . . .               7.15%         3.49%
     Leverage factor . . . .               2.93          3.07
     Return on opening
      stockholders' equity .              20.95%        10.71%

   Other Data:
     Cash dividends paid . .            $    876      $    728
     Dividends per share . .                 .12           .10

     Average number of shares
      outstanding. . . . . .               7,300         7,276
     Tons sold . . . . . . .              86,734        77,117

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 1994, and March 31, 1993, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $46.0 million, $45.6 million, and $44.7 million at March 31, 1994, December 31, 1993 and March 31, 1993 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.














































   Page 6 of 9
                              A. M. CASTLE & CO.

                   Notes to Condensed Financial Statements


   1.   Condensed Financial Statements

        The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1993, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-
        K. The 1994 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1994.

   2.   Common Stock and Per Share Information

        Net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

        Results of Operations        _____________________

        Operating results for the first quarter of 1994 were significantly improved as compared to the first quarter of 1993. First quarter 1994 net income was approximately $3.6 million as compared to $1.8 million for the first quarter of 1993. The primary reasons for the better performance were achievement of a double digit gain in sales volume; an increase in gross profit percent; and continued aggressive management of expenses.

        First quarter sales increased by 11.7% as compared to the first quarter of 1993, while unit volume, expressed in tons sold, increased by 12.5% over the same period. As a point of comparison, service center industry shipments for the first three months of 1994 were 8.9% ahead of the comparable period last year. This indicates that the Company's sales gains are the result of increased market share as well as the product of a stronger economy.

        Gross margin percentage increased to 27.2% from 25.1% for the first quarter of last year. The major factors contributing to the 2.1% increase in the margin percent over the first quarter of last year were pricing "gains" generated from our margin improvement program, and cost savings as a result of favorable sourcing arrangements.
        In terms of dollars, total gross profit increased by approximately $6.3 million over the first quarter of last year. Of this amount, approximately $4.2 million was due to the higher sales volume and the balance was due to pricing and cost savings.

        Operating expenses were up by $3.3 million (13.2%) over the comparable period last year. As a percentage of sales, operating expenses increased slightly to 21.2% as compared to 20.9% during the first quarter of 1993. The expense increase was due to increases in volume driven and profit related expense categories. As discussed above, unit sales volume increased by 12.5%. This increase led to increases in expense categories such as warehouse wages, trucking expenses, repairs and maintenance, and communications. The severe winter and the start up operation at H-A Industries resulted in higher utilities expense; and the 107% increase in income before taxes resulted in significantly higher provisions for incentive and profit sharing expense.

        Depreciation expense continues to remain relatively constant from last year as capital additions were primarily aimed at improving existing facilities, and maintaining property and equipment in good working order.

        First quarter net interest expense decreased by $115,000 (11.6%) as compared to the first quarter of 1993. Lower interest rates and lower debt levels were responsible for the decrease in expense over the prior year.

        Liquidity and Capital Resources        _______________________________

        Current assets rose by $4.7 million in support of the higher sales volume. Accounts receivable were up $1.2 million (2.2%) and inventories were up $1.6 million (1.7%). The percentage increase in these accounts was favorable when compared to the 11.7% increase in sales volume. Total bank and long term borrowing decreased by $7.9 million as compared to the prior year quarter.

        The Company has unused committed and uncommitted lines of bank credit of $104.2 million as of March 31, 1994 as compared to $106.9 million as March 31, 1993.

                         Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

             There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

   Item 4.   Submission of Matters to a Vote of Security Holders

             (a)  None

   Item 6.   Exhibits and Reports of Form 8-K

             (a)  None

             (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES __________


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      A. M. Castle & Co.
                                         (Registrant)


   Date:  May 6, 1994                 By:  /ss/ J. A. Podojil
                                          J. A. Podojil
                                          Treasurer/Controller


                                      (Mr. Podojil is the Chief Accounting
                                      Officer and has been authorized to
                                      sign on behalf of the Registrant).