Form 10-Q
period 1994-06-30
CASTLE A M & CO
filed 1994-08-12
CIK 18172

age 1 of 9


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended                   June 30, 1994

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

   Common Stock No Par Value - 7,367,735 shares as of June 30, 1994.

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

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                           June 30    Dec. 31  June 30
   Assets                                  1994      1993      1993
   Cash. . . . . . . . . . . . . . . . .$  1,062  $  1,528  $    778
   Accounts receivable, net. . . . . . .  57,459    49,048    54,053
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . .  87,336   101,572    91,270
        Total current assets . . . . . .$145,857  $152,148  $146,101
   Prepaid expenses and other assets . .  10,987    11,088    10,693
   Fixed assets, net . . . . . . . . . .  41,191    40,974    42,997
        Total assets . . . . . . . . . .$198,035  $204,210  $199,791
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 48,915  $ 49,982   $43,616
   Accrued liabilities . . . . . . . . .  12,332     9,494     8,701
   Income taxes payable. . . . . . . . .   1,101     1,199       911
   Current portion of long-term debt . .   4,835     5,435     5,484
        Total current liabilities. . . .  67,183    66,110    58,712
   Long-term debt, less current portion.  44,858    58,024    63,849
   Deferred income taxes . . . . . . . .   7,971     8,067     7,717
   Post retirement benefit obligations .   2,500     2,466     2,099
   Stockholders' equity. . . . . . . . .  75,523    69,543    67,414
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$198,035  $204,210  $199,791

   SHARES OUTSTANDING. . . . . . . . . .   7,368     7,278     7,277
   BOOK VALUE PER SHARE. . . . . . . . .$  10.25  $   9.56  $   9.26
   WORKING CAPITAL . . . . . . . . . . .$ 78,674  $ 86,038  $ 87,389
   WORKING CAPITAL PER SHARE . . . . . .$  10.68  $  11.82  $  12.01

   CONDENSED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
   (Dollars in thousands)                         For the Six Months
                                                    Ended June 30,
   Cash flows from operating activities:             1994      1993
     Net income. . . . . . . . . . . . . . . .   $  6,995  $  3,367
     Depreciation. . . . . . . . . . . . . . .      2,375     2,394
     Other . . . . . . . . . . . . . . . . . .        622      (563)
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .      9,992     5,198
     (Increase) decrease in working capital. .      5,977   (12,238)
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .     15,969    (7,040)
   Cash flows from investing activities:
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .     (1,654)   (2,189)
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .     (1,654)   (2,189)

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .    (13,766)   10,747
     Dividends paid. . . . . . . . . . . . . .     (1,759)   (1,455)
     Other . . . . . . . . . . . . . . . . . .        744        22
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .    (14,781)    9,314
   Net increase (decrease) in cash . . . . . .       (466)       85
     Cash - beginning of year. . . . . . . . .       1,528      693
     Cash - end of period. . . . . . . . . . .   $   1,062 $    778
   Supplemental disclosure on cash flow information:
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $  1,002  $  2,273
        Income taxes . . . . . . . . . . . . .   $  4,644  $  3,120

   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                 For the Three       For the Six
                                 Months Ended         Months Ended
                                    June 30,            June 30,
                                 1994      1993      1994      1993
   Net sales . . . . . . . .  $131,821  $121,042  $265,669  $240,911
   Cost of material sold . .    96,923    90,099   194,424   179,915
     Gross profit on sales .    34,898    30,943    71,245    60,996
   Operating expenses. . . .    27,330    26,122    55,701    51,144
   Depreciation expense. . .     1,189     1,206     2,375     2,394
   Interest expense, net . .       850       992     1,724     1,981
     Total . . . . . . . . .    29,369    28,320    59,800    55,519

   Income before taxes . . .     5,529     2,623    11,445     5,477

   Income Taxes:
     Federal . . . . . . . .     1,761       810     3,597     1,695
     State . . . . . . . . .       415       200       853       415
                                 2,176     1,010     4,450     2,110

   Net income. . . . . . . .     3,353     1,613     6,995     3,367

   Net income per share. . .  $    .45   $   .22  $    .95  $    .46

   Financial Ratios:
     Return on sales . . . .     2.54%     1.33%     2.63%     1.40%
     Asset turnover. . . . .     2.66      2.42      2.68      2.41
     Return on assets. . . .     6.77%     3.23%     7.06%     3.37%
     Leverage factor . . . .     2.85      3.05      2.85      3.05
     Return on opening
      stockholders' equity .    19.29%     9.85%    20.12%    10.28%

   Other Data:
     Cash dividends paid . .  $    883  $    727  $  1,759  $  1,455
     Dividends per share . .       .12       .10       .24       .20
     Average number of shares
      outstanding. . . . . .     7,352     7,277     7,330     7,277
     Tons sold . . . . . . .    84,214    79,409   170,948   156,526

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 1994, and June 30, 1993, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $48.0 million, $45.6 million, and $45.1 million at June 30, 1994, December 31, 1993 and June 30, 1993 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.











































   Page 6 of 9
                              A. M. CASTLE & CO.

                   Notes to Condensed Financial Statements


   1.   Condensed Financial Statements

        The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1993, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 1994 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1994.

   2.   Common Stock and Per Share Information

        Net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

        Results of Operations        _____________________

        Operating results for 1994 continue to be significantly improved as compared to 1993. Second quarter 1994 net income was approximately $3.4 million as compared to $1.6 million for the second quarter of 1993. Year-to-date net income through six months was approximately $7.0 million as compared to $3.4 million for the first six months of 1993. The primary reasons for the better quarterly performance were a stronger economy contributing to a gain in physical sales volume; an increase in gross margin percentage; and continued aggressive management of all expenses and asset levels.

        Second quarter sales increased by 8.9% as compared to the second quarter of 1993, while unit volume, expressed in tons sold, increased by 6.1% over the same period. Year-to-date, sales are up 10.2% in dollars, and up 9.2% in tonnage.

        Gross margin percentage increased to 26.5% from the 25.6% recorded for the second quarter of last year. The Company has continued to focus on margin improvement with positive results being generated. In total, gross profit showed an increase of approximately $4.0 million over the second quarter of 1993. Of this increase, $2.8 million was due to the increased physical sales volume, with the balance being primarily due to pricing. Gross margin percentage for the first six months of 1994 was 26.8% as compared with 25.3% for the first half of 1993. Increase physical volume, pricing "gains" generated from our margin improvement program, and cost savings from favorable sourcing arrangements all have contributed significantly to the increase in gross margin dollars.

        Operating expenses continue to be well controlled. Second quarter 1994 operating expenses were up by approximately $1.2 million (4.6%) over the comparable period last year. The expense increase for the quarter was almost entirely attributable to increased provisions in accruals for incentives and profit sharing resulting from the improved operating results. As a percentage of sales, second quarter operating expenses decreased to 20.7% from 21.6% for the second quarter of 1993. Year-to-date expenses are up by approximately $4.6 million (8.9%) over the first half of 1993. As a percentage of sales, 1994 operating expenses decreased slightly to 21.0% from 21.2% for the first half of 1993. Expense increases occurred in the volume driven and profit related expense categories due to the increase in physical volume and profitability from last year.

        Depreciation expense continues to remain relatively constant from last year as capital additions were primarily aimed at improving existing facilities, and maintaining property and equipment in good working order.

        Second quarter net interest expense decreased by $142,000 (14.3%) as compared to the second quarter of 1993. Lower debt levels were responsible for the decrease in expense over the prior year.

        Liquidity and Capital Resources        _______________________________

        The Company has managed to reduce working capital needs in spite of the overall increase in business activity. Current assets decreased by $0.2 million as compared to the balance at June 30, 1993. Accounts receivable were up $3.4 million (6.3%) due to the increased sale volume, while inventories were down by approximately $4.0 million (4.4%) as the Company continued to reduce inventories per plan. Total bank and long term borrowing decreased by $19.4 million as compared to June 30, 1993.

        The Company has unused committed and uncommitted lines of bank credit of $113.9 million as of June 30, 1994 as compared to $103.9 million at June 30, 1993.

                         Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

             There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

   Item 4.   Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders of the Registrant was held on Thursday, April 28, 1994 at 10:00 a.m. local time, at 3400 North Wolf Road, Franklin Park, Illinois.

             (b) The eleven (11) management nominees were elected to the Board of Directors, and reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule 14(a)-6 of the Securities and Exchange Commission.

             (c) The Stockholders at the Annual Meeting adopted an amendment to the Registrant's Certificate of Incorporation increasing the number of shares of common stock, no par value, which the Registrant is authorized to issue to 15,000,000 shares. Reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule 14(a)-6 of the Securities and Exchange Commission for details of the amendment. The vote of the Stockholders on the amendment was 6,430,917 for adoption, 57,090 against adoption and 61,482 abstained.

                  Shareholders also approved the appointment of Arthur Andersen & Co. as independent public accountants for the year 1994.

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