Form 10-Q/A
period 1994-09-30
CASTLE A M & CO
filed 1995-02-06
CIK 18172

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended               September 30, 1994

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

   Common Stock No Par Value - 11,072,930 shares as of September 30, 1994.

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

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                           Sept 30    Dec. 31  Sept 30
   Assets                                  1994      1993      1993
   Cash. . . . . . . . . . . . . . . . .$  4,485  $  1,528  $    722
   Accounts receivable, net. . . . . . .  56,168    49,048    52,824
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . .  97,783   101,572    94,647
        Total current assets . . . . . .$158,436  $152,148  $148,193
   Prepaid expenses and other assets . .  11,712    11,088    10,901
   Fixed assets, net . . . . . . . . . .  42,007    40,974    43,062
        Total assets . . . . . . . . . .$212,155  $204,210  $202,156
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 63,694  $ 49,982  $ 45,423
   Accrued liabilities . . . . . . . . .  12,582     9,494     8,199
   Income taxes payable. . . . . . . . .   1,170     1,199     1,176
   Current portion of long-term debt . .   3,944     5,435     5,509
        Total current liabilities. . . .  81,390    66,110    60,307
   Long-term debt, less current portion.  41,801    58,024    63,726
   Deferred income taxes . . . . . . . .   7,988     8,067     7,700
   Post retirement benefit obligations .   2,533     2,466     2,239
   Stockholders' equity. . . . . . . . .  78,443    69,543    68,184
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$212,155  $204,210  $202,156

   SHARES OUTSTANDING* . . . . . . . . .  11,072    10,917    10,915
   BOOK VALUE PER SHARE* . . . . . . . .$   7.08  $   6.37  $   6.25
   WORKING CAPITAL . . . . . . . . . . .$ 77,046  $ 86,038  $ 87,886
   WORKING CAPITAL PER SHARE*. . . . . .$   6.96  $   7.88  $   8.05
   *December, 1993 and September, 1993 Restated to Reflect a 50%
    Stock Dividend

   CONDENSED STATEMENTS OF CASH FLOWS                (Unaudited)
   (Dollars in thousands)                        For the Nine Months
                                                    Ended Sept 30,
   Cash flows from operating activities:             1994      1993
     Net income. . . . . . . . . . . . . . . .   $ 10,777  $  4,803
     Depreciation. . . . . . . . . . . . . . .      3,527     3,589
     Other . . . . . . . . . . . . . . . . . .        259      (501)
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .     14,563     7,891
     (Increase) decrease in working capital. .     11,607   (12,963)
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .     26,170    (5,072)
   Cash flows from investing activities:
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .     (3,621)   (3,499)
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .     (3,621)   (3,499)

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .    (17,714)   10,649
     Dividends paid. . . . . . . . . . . . . .     (2,644)   (2,183)
     Other . . . . . . . . . . . . . . . . . .        766        84
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .    (19,592)    8,550
   Net increase (decrease) in cash . . . . . .      2,957        29
     Cash - beginning of year. . . . . . . . .      1,528       693
     Cash - end of period. . . . . . . . . . .  $   4,485  $    722
   Supplemental disclosure on cash flow information:
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $  2,977  $  3,731
        Income taxes . . . . . . . . . . . . .   $  7,057  $  3,948

   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                  For the Three     For the Nine
                                  Months Ended      Months Ended
                                    Sept 30,           Sept 30,
                                1994      1993      1994      1993
   Net sales . . . . . . . .  $132,187  $117,118  $397,856  $358,029
   Cost of material sold . .    96,288    86,645   290,712   266,760
     Gross profit on sales .    35,899    30,273   107,144    91,269
   Operating expenses. . . .    27,662    25,625    83,363    76,769
   Depreciation expense. . .     1,152     1,195     3,527     3,589
   Interest expense, net . .       804       941     2,528     2,922
     Total . . . . . . . . .    29,618    27,761    89,418    83,280

   Income before taxes . . .     6,281     2,512    17,726     7,989

   Income Taxes:
     Federal . . . . . . . .     2,021       864     5,618     2,559
     State . . . . . . . . .       478       212     1,331       627
                                 2,499     1,076     6,949     3,186

   Net income. . . . . . . .     3,782     1,436    10,777     4,803

   Net income per share* . .  $    .34   $   .13  $    .98  $    .44

   Financial Ratios:
     Return on sales . . . .     2.87%     1.23%     2.71%     1.34%
     Asset turnover. . . . .     2.49      2.32      2.50      2.36
     Return on assets. . . .     7.13%     2.84%     6.78%     3.16%
     Leverage factor . . . .     3.05      3.09      3.05      3.09
     Return on opening
      stockholders' equity .    21.76%     8.77%    20.67%     9.78%

   Other Data:
     Cash dividends paid . .  $    885  $    728  $  2,644  $  2,183
     Dividends per share*. .       .08       .07       .24       .20
     Average number of shares
      outstanding* . . . . .    11,066    10,915    11,018    10,915
     Tons sold . . . . . . .    82,932    75,451   253,880   231,977

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 1994, and September 30, 1993, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $49.9 million, $45.6 million, and $45.4 million at September 30, 1994, December 31, 1993 and September 30, 1993 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.











































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

   2.   Common Stock and Per Share Information

        Net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods. On July 28, 1994, the Company declared a 50% stock dividend, which was effected as a 3 for 2 stock split. The additional shares were distributed August 28, 1994 to shareholders of record August 12, 1994. All per share amounts presented have been restated to reflect the effect of the 50% stock dividend.

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

        Results of Operations        _____________________

        Operating results for 1994 continue to improve. Third quarter 1994 net income was approximately $3.8 million as compared to $1.4 million for the third quarter of 1993. Year-to-date net income through nine months was approximately $10.8 million as compared to $4.8 million for the first nine months of 1993. The primary contributions to the improved earnings were a stronger economy; an increase in gross margin percentage; aggressive management of all expenses; and an upward trend in price levels. Prices for the third quarter were up an average of 6.4% over the comparable quarter last year.

        Third quarter sales increased by 12.9% as compared to the third quarter of 1993, while unit volume, expressed in tons sold, increased by 9.9% over the same period. Year-to-date, sales are up 11.1% in dollars, and up 9.4% in tonnage.

        Gross margin percentage increased to 27.2% from the 25.8% for the third quarter of last year. The Company's focus on margin improvement was primarily responsible for the increased percentage. In total, gross profit increased by approximately $5.6 million over the third quarter of 1993. Of this amount, $3.3 million was due to the higher physical sales volume, and $2.3 million was due to higher pricing. Year-to-date, total gross profit is up by approximately $15.9 million. The gross margin percentage for the first nine months of 1994 is 26.9% as compared with 25.5% for the first three quarters of 1993. Increased physical volume, pricing "gains" generated from our margin improvement program, and cost savings from favorable sourcing arrangements all have contributed significantly to the increase in gross margin dollars.

        Operating expenses have been aggressively controlled. Third quarter 1994 operating expenses were up by approximately $2.0 million (7.9%) over the comparable period last year. As a percentage of sales, however, third quarter operating expenses decreased to 20.9% from 21.9% in the third quarter of 1993. The higher expenses for the quarter were attributable to increases in volume-driven expense categories such as overtime, truck expenses, commercial freight, sales, discounts taken, and repairs and maintenance. In addition, profit related expense categories, such as incentive and profit sharing expense, showed significant increases due to the higher earnings level.

        Operating expenses are up by approximately $6.6 million (8.6%) over the first three quarters of 1993. As a percentage of sales, 1994 operating expenses decreased slightly to 21.0% from 21.4% for the first nine months of 1993. As with the third quarter comparison, expense increases occurred in the volume-driven and profit related expense categories due to the increase in physical volume and profitability from last year.

        Depreciation expense continues to remain relatively constant from last year as capital additions were primarily aimed at improving existing facilities, and maintaining property and equipment in good working order.

        Third quarter net interest expense decreased by $137,000 (14.6%) as compared to the third quarter of 1993. Lower debt levels were responsible for the decrease in expense over the prior year.

        Liquidity and Capital Resources        _______________________________

        The Company has managed to reduce working capital needs despite the upward pressure generated from the increase in business activity. Accounts receivable were up $3.3 million (6.3%) due to the increased sales volume, while inventories were down by approximately $3.1 million (3.3%). Total accounts payable increased by $18.3 million as a result of deferred terms negotiated with several vendors. Total bank and other long term borrowings decreased by $23.5 million as compared to September 30, 1993.

        The Company has unused committed and uncommitted lines of bank credit of $117.0 million as of September 30, 1994 as compared to $100.0 million at September 30, 1993.

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