Form 10-K405
period 1994-12-31
CASTLE A M & CO
filed 1995-03-16
CIK 18172

                                                              Page 1 of 14 Pages
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 (Fee Required)


For the fiscal year Ended  December 31, 1994    Commission File Number:  1-5415
                          -------------------                            ------

                                 A. M. CASTLE & CO.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            36-0879160
- -----------------------------------        -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    3400 North Wolf Road, Franklin Park, Illinois                60131
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (708) 455-7111
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
       Title of each class                      which registered
- ----------------------------               -------------------------------------
Common Stock - no par value                 American and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:     None
                                                            --------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
    ------             ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K    X   .
          ------
The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 3, 1995 was $144,056,445.

The number of shares outstanding of the registrant's common stock on March 3, 1995 was 11,081,265 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENTS INCORPORATED BY REFERENCE                 APPLICABLE PART OF FORM 10-K

Annual Report to Stockholders for the                  Parts I, II and IV
year ended December 31, 1994

Proxy Statement dated March 10, 1995                   Part III
furnished to Stockholders in connection with registrant's Annual Meeting of Stockholders

                                     PART I

Item 1.  Business.


     A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

     In the last three years, sales mix was approximately as follows:

                                      1994   1993  1992
                                      ----   ----  ----
        Carbon and Stainless           78%    77%   73%
        Non-Ferrous Metals             22%    23%   27%
                                       ---    ---   ---
                                      100%   100%  100%

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

    The major portion of 1994 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

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


Item 2.  Properties.

    The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:

                                            Approximate
                                          Floor Area in
        Location                            Square Feet
    -----------------                     -------------
    CASTLE METALS
    Atlanta, Georgia                          35,100  (1)
    Charlotte, North Carolina                 66,700  (1)
    Chicago area -
      Franklin Park, Illinois                533,600
    Cincinnati, Ohio                           9,300  (1)
    Cleveland area -
      Bedford Heights, Ohio                  381,400
    Dallas, Texas                             78,000
    Fairfield, Ohio                           72,000
    Houston, Texas                           109,100
    Kansas City, Missouri                    170,000
    Los Angeles area -
      Paramount, California                  264,900
    Milwaukee area -
      Wauwatosa, Wisconsin                    98,000  (1)
    Philadelphia, Pennsylvania                71,600
    Salt Lake City, Utah                      22,500  (1)
    Stockton, California                      60,000  (1)
    Wichita, Kansas                           26,500  (1)
    Worcester, Massachusetts                  60,000
                                           ---------
      Total Castle Metals                  2,058,700

    HY-ALLOY STEELS CO.
    Chicago area -
      Bedford Park, Illinois                 103,700

    H-A INDUSTRIES
    Hammond, Indiana                         123,000  (1)

    A. M. CASTLE & CO. (CANADA) INC.
    Montreal, Quebec                          25,600  (1)
    Toronto area -
      Mississauga, Ontario                    57,100  (1)
      Etobicoke, Ontario                       8,000  (1)
    Winnipeg, Manitoba                        20,700  (1)
                                           ---------
                                           2,396,800
                                           ---------
                                           ---------

    SALES OFFICES (LEASED)
    Buffalo, New York
    Detroit, Michigan
    Minneapolis, Minnesota
    Pittsburgh, Pennsylvania
    Phoenix, Arizona
    San Diego, California
    Tulsa, Oklahoma

    (1) Leased: See Note 5 in the 1994 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

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

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.


Item 6.   Selected Financial Data.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The information required to be filed in Part II (Items 5, 6, and 7) in Form 10-K has been included in the 1994 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5, 6, and 7 are incorporated herein by this specific reference to the 1994 Annual Report to
Stockholders: "Common Stock Information", page 20, "Eleven-Year Financial and Operating Summary", pages 18 and 19, and "Financial Review", pages 7 and 8.



Item 8.   Financial Statements and Supplementary Data.

          See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Item 9.   Disagreements on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND TITLE                AGE   BUSINESS EXPERIENCE

Michael Simpson               56    Mr. Simpson began his employment with the
Chairman of the Board               registrant in 1968.  In 1974 Mr. Simpson was
                                    elected President of Hy-Alloy Steels Co.
                                    Mr.Simpson was elected Vice President -
                                    Midwest Region in 1977. In 1979 Mr. Simpson was elected Chairman of the Board.

Richard G. Mork               59    Mr. Mork began his employment with the
President and Chief                 registrant in 1957.  In 1977 Mr. Mork was
Executive Officer                   elected to the position of Vice President -
                                    Eastern Region and in 1988 to the position of Senior Vice President and Chief Operating
                                    Officer.  In 1990 Mr. Mork was made
                                    President and Chief Executive Officer.

Edward F. Culliton            53    Mr. Culliton began his employment with the
Vice President and                  registrant in 1965.  Mr. Culliton was
Chief Financial Officer             elected Corporate Secretary in 1972 and
                                    Treasurer in 1975.  In 1977 he was elected
                                    Vice President of Finance.  He is the Chief
                                    Financial Officer.

Sven G. Ericsson              46    Mr. Ericsson began his employment with the
Vice President -                    registrant in 1989.  Mr. Ericsson was
Plate and Carbon                    elected to the position of Vice
Products Group                      President - Eastern Region in 1989, and Vice
                                    President - Plate and Carbon Products Group in 1992.

M. Bruce Herron               49    Mr. Herron began his employment with the
Vice President -                    registrant in 1970.  Mr. Herron was elected
Western Region                      to the position of Vice President -
                                    Western Region in 1989.

Stephen V. Hooks              43    Mr. Hooks began his employment with the
Vice President -                    registrant in 1972.  Mr. Hooks was elected
Midwest Region                      to the position of Vice President -
                                    Midwest Region in 1993.

Richard G. Phifer             50    Mr. Phifer began his employment with the
Vice President -                    registrant in 1990.  Mr. Phifer was elected
Eastern Region                      to the position of Vice President -
                                    Plate and Carbon Products Group in 1991, and
                                    Vice President - Eastern Region in 1992.

Thomas D. Prendergast         61    Mr. Prendergast began his employment with
Vice President - Human              the registrant in 1974.  Mr. Prendergast was
Resources                           elected Vice President - Human Resources in
                                    1991.

Alan D. Raney                 43    Mr. Raney began his employment with the
Vice President -                    registrant in 1986.  Mr. Raney was elected
Advanced Materials                  Vice President - Midwest Region during 1989,
Group                               and Vice President - Advanced Materials
                                    Group in 1990.

NAME AND TITLE                AGE   BUSINESS EXPERIENCE

Gise Van Baren                63    Mr. Van Baren began his employment with the
Vice President - Alloy              registrant's Hy-Alloy Steels Co. (acquired
Products Group and                  in 1973) in 1954.  He became Vice President
President - Hy-Alloy Steels         of Hy-Alloy in 1976 and President in
Division                            1979.  He was elected Vice President - Alloy
                                    Products Group in 1991.

James A. Podojil              52    Mr. Podojil began his employment with the
Chief Accounting Officer            registrant in 1968.  In 1977 he was elected
and Treasurer/Controller            to the position of Controller and in 1985
                                    was elected to the additional post of
                                    Treasurer.

Jerry M. Aufox                52    Mr. Aufox began his employment with the
Secretary and Corporate             registrant in 1977.  In 1985 he was elected
Counsel                             to the position of Secretary and
                                    Corporate Counsel. He is responsible for all legal affairs of the registrant.

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 1995 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.


Item 11.  Executive Compensation.

     All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 1995, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

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


Item 13.  Certain Relationships and Related Transactions.

     None.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


     Financial statements (incorporated by reference to the 1994 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 1994.

                               A. M. CASTLE & CO.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Public Accountants on Schedules. . . . . . . . . . Page 12

Consent of Independent Public Accountants with respect to Form S-8 . . . Page 12

Consolidated Financial Statement Schedules

     Valuation and Qualifying  Accounts - Schedule II .. . . . . . . . . Page 13



Data incorporated by reference from 1994 Annual Report to Stockholders of A. M. Castle & Co., included herein -

    Consolidated Statements of Income - For the years ended December 31,
    1994, 1993, and 1992 . . . . . . . . . . . . . . . . . . . . . . . . Page 10

    Consolidated Statements of Reinvested Earnings - For the years ended
    December 31, 1994, 1993, and 1992. . . . . . . . . . . . . . . . . . Page 10

    Consolidated Balance Sheets - December 31, 1994, 1993, and 1992. . . Page 11

    Consolidated Statements of Cash Flows - For the years ended
    December 31, 1994, 1993, and 1992. . . . . . . . . . . . . . . . . . Page 12

    Notes to Consolidated Financial Statements . . . . . . . . . . . Pages 13-17

    Report of Independent Public Accountants . . . . . . . . . . . . . . Page 17


Exhibits:

    20 - Report furnished to security holders. . . . . . . . . . . . . Exhibit A
     3 - Articles of Incorporation and amendments. . . . . . . . . . . Exhibit B
     3 - By laws of the Company. . . . . . . . . . . . . . . . . . . . Exhibit C
    10 - Long term incentive compensation plan . . . . . . . . . . . . Exhibit D
    10 - 1990 restricted stock and stock option plan . . . . . . . . . Exhibit E
    10 - Description of management incentive plan. . . . . . . . . . . Exhibit F

    All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

              SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To A. M. Castle & Co.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in the A. M. Castle & Co. 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                         /s/ Arthur Andersen LLP

Chicago, Illinois,
February 6, 1995



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             WITH RESPECT TO FORM S-8

As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 6, 1995 included in this Annual Report on Form 10-K for the year ended December 31, 1994; and

2. Our report dated February 6, 1995 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1994.

                                     /s/ Arthur Andersen LLP

Chicago, Illinois,
March 3, 1995

                                                                     SCHEDULE II

                               A. M. CASTLE & CO.

              ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                        VALUATION AND QUALIFYING ACCOUNTS


FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
(Dollars in thousands)

                                      1994           1993            1992
                                    ---------     ----------      ---------
Balance, beginning of year           $   600        $   600        $   600

Add  - Provision charged to income       345            437            776
     - Recoveries                        154            242            214

Less - Uncollectible accounts
       charged against allowance        (499)          (679)          (990)
                                   ----------      ---------      ---------
Balance, end of year                $    600        $   600        $   600
                                   ----------      ---------      ---------
                                   ----------      ---------      ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
- ------------------
 (Registrant)



By:  /s/ James A. Podojil
     ----------------------------------------------
     James A. Podojil, Treasurer and Controller
     (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the registrant.)

Date:   March 3, 1995
      ----------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael Simpson                          /s/ William K. Hall
- -----------------------------------          -----------------------------------
Michael Simpson,                             William K. Hall, Director
Chairman of the Board                        March 3, 1995
March 3, 1995


/s/ Richard G. Mork                          /s/ Robert S. Hamada
- -----------------------------------          -----------------------------------
Richard G. Mork, President -                 Robert S. Hamada, Director
Chief Executive Officer, and Director        Chairman, Audit Committee
March 3, 1995                                March 3, 1995


/s/ Edward F. Culliton                       /s/ John W. McCarter, Jr.
- -----------------------------------          ------------------------------
Edward F. Culliton, Vice President -         John W. McCarter, Jr., Director
Chief Financial Officer, and Director        March 3, 1995
March 3, 1995


                                             /s/ William J. McDermott
                                             ------------------------------
                                             William  J. McDermott, Director
                                             March 3, 1995

                                  Exhibit A



                               A.M. CASTLE & CO

                        A NEW ERA IN METALS DISTRIBUTION









                                                              1994 Annual Report

A.M. CASTLE & CO., founded in 1890, is North America's leading industrial distributor of specialty metals including carbon, alloy and stainless steels;
nickel alloys; aluminum; titanium; copper and brass.   We supply metals and a
full range of value-added, leading-edge services to a highly diversified customer base that includes many Fortune 500 companies as well as thousands of medium and smaller-sized ones within the $500 billion producer durable equipment sector. With 26 locations and over 2.3 million square feet of capacity, our coast-to-coast network of service centers can provide next-day delivery to over 90 percent of the markets we serve, and two-day delivery to virtually all of the rest. Our common stock trades on the American Stock Exchange under the ticker symbol CAS.

CORPORATE GOALS:

               - Market leadership in all core products
               - Supplier of choice to our customers
               - World-class quality process
               - Consistently competitive returns on capital
               - Superior long-term returns to shareholders

TABLE OF CONTENTS

1 FINANCIAL HIGHLIGHTS
     In 1994, our sales grew 13% to a record $537 million while our earnings more than doubled. Net profit per share increased to $1.40 from $0.63 a year ago.

2 LETTER TO SHAREHOLDERS
     Chairman Michael Simpson and Chief Executive Officer Richard Mork report record results for 1994 and share Castle's vision for the future.

4 A NEW ERA IN METALS DISTRIBUTION
     Global market forces expand our opportunities to create systems solutions to meet our customers' metal sourcing needs.

8 FINANCIAL REVIEW
     Strong cash flow funded capital expenditures and debt reduction - setting the stage for future growth.

10 FINANCIAL STATEMENTS AND NOTES

18 ELEVEN YEAR FINANCIAL AND OPERATING STATEMENTS

20 STOCK AND DIVIDEND INFORMATION
     Shareholders realized a 23.5% total return on their investment during 1994, and benefitted from three separate cash dividend increases.

INSIDE BACK COVER  MANAGEMENT AND SHAREHOLDER INFORMATION



ABOUT THE COVER
A.M. Castle & Co. was one of the pioneers in the metals distribution industry more than a century ago. Today, we are leading our industry into an exciting new era by creating systems solutions to address both the current and future needs of our customers.

THE YEAR IN BRIEF

[Graph]

TO OUR SHAREHOLDERS:

[Photo]

MIKE SIMPSON AND DICK MORGAN IN FRONT OF OUR NEW $2.5 MILLION COMPUTER CONTROLLED QUENCH AND TEMPER HEAT TREAT LINE AT H-A INDUSTRIES, OUR LEADING-EDGE BAR PROCESSING CENTER. THIS FULLY-AUTOMATED LINE GIVES US A SIGNIFICANT COMPETITIVE ADVANTAGE IN BEING ABLE TO OFFER IMPROVED SURFACE TO CORE UNIFORMITY AND UNIQUE HARDNESS CAPABILITIES WHICH ARE CONSISTENTLY REPEATABLE, BAR TO BAR AND LOT TO LOT. WITH THIS LINE WE HAVE REDUCED PRODUCT LEAD TIMES, INCREASED OPERATING EFFICIENCY AND IMPROVED OUR INVENTORY UTILIZATION.

By every measure of performance, 1994 was an excellent year. Sales topped the half billion dollar mark at $537 million, up 13% from 1993's $474 million. Shipments rose 10% to 337,700 tons reflecting significant gains in market share, especially in our core product offering.
     Earnings more than doubled as much of the variable profit from incremental sales went directly to the bottom line. For the year, net profit totalled $15.4 million, or $1.40 a share, versus $6.9 million, or $.63 a share, a year ago. Cash flow from operations, a key measure of liquidity and financial strength, totalled $28 million. Borrowings were reduced by $21 million during the year bringing our debt to total capital ratio down to 34%. Most significantly, return on shareholders'equity rose to 22.2%, up from 10.5% in 1993.
     Not only did we achieve major gains in our financial results, we also enhanced the quality of our performance in three critical areas of operation... margin improvement, expense management and inventory control. We exceeded each of the targets which we had set for 1994, and have established even more challenging goals for 1995. These are discussed in more detail later on in this report.
     Our 1994 results didn't just happen overnight: they were many years in the making. We laid the foundation back in the late eighties when we correctly anticipated that our customer base - the U.S. manufacturers of producer durable equipment - would emerge from an extended period of structural, and sometimes painful, change in a very strong position to compete effectively in the global marketplace.
     We went through this process with them. We successfully completed several multi-year "breakthrough" projects such as our sales and marketing realignment and the redeployment of inventory and processing equipment throughout our coast-to-coast network of service centers. Behind the scenes, there were also countless individual initiatives as we took apart all the things we did and then put them back together again. Each time, our goal was to better serve our customers by using our resources more intelligently and efficiently.
     Today, we have a clear vision and a thorough understanding of our position in the market. It's not a vision in the usual sense of the word - a catchy phrase that captures what we aim to be. Instead, it is a framework for evaluating our progress within a constantly changing global environment. As we go forward, our success will be measured by our ability to deliver superior value and quality products and services to our customers; to provide a positive professional environment for our employees, and to achieve consistent and superior returns for our shareholders.

     . . . Our success will be measured by our ability to deliver superior value and quality products and services to our customers
          . . . a positive professional environment for our employees
                . . . and consistent and superior returns for our shareholders.
- -------------------------------------------------------------------------------

     We also have a well-defined set of goals and strategies to help us realize our vision. They include such objectives as attaining market leadership positions in all of our core products, establishing Castle as the supplier of choice to all of our customers, maintaining a quality culture that is driven by management and practiced by every employee, and achieving consistently competitive rates of return on capital. Finally, our ultimate and overriding goal is to reward all shareholders with a superior total long-term return on the investment they have made in our company.
     In the pages that follow, you'll read more about what we're doing to reinforce our industry leadership. How we're expanding our facilities to offer new and unique value-added preprocessing capabilities that will help our customer become even more competitive and cost-efficient. And how, in turn, that strengthens our relationships with them. How we're rapidly moving to extend ISO 9002 registration, a prerequisite for serving customers who compete in the global marketplace, throughout our distribution network. How we're establishing marketing alliances with other innovative, quality-minded distributors when it makes sense to do so. How we're establishing a foothold in new geographic markets. And how we're continuing to keep a watchful eye on our costs to relentlessly root out all non-essential activities, those that contribute nothing of value to either our customers or shareholders.
     What we're doing, really, is building on our strengths so that we can better anticipate and serve the needs of North America's producer durable equipment industries. Our customers are leaders in adopting innovative systems to improve their competitive position. Having successfully altered the way they develop, manufacture and market their products, they are now striving to gain a further competitive advantage by adopting advanced materials management concepts. These include just-in-time delivery systems, sole-sourcing relationships, outsourcing and quality assurance . . . all designed to lower total costs and reduce cycle times. From our perspective, these trends portend an even greater role for metals distributors, especially those like Castle that offer full product lines, coast-to-coast reach, state-of-the-art technical expertise and superior processing capabilities.
     We look forward to 1995 as another year of growth. The consensus forecast is that the rate of output in the durable equipment sector will again significantly outpace that of the economy as a whole. Should this projection prove reasonably accurate, as we are confident that it will, we expect to continue the positive earnings trend we have established over the last three years.
     We are pleased with the stock market's evaluation of our recent performance and its assessment of our growth potential. Despite it being a difficult year for stocks, our shareholders realized a total return on their investment in Castle stock of 23.5%. In addition to strong gains in the market price, our investors benefitted from three separate increases in the cash dividend. In January of 1995, our Board of Directors approved a 33% increase, bringing the cash dividend to 48 cents a share on an annualized basis. This action followed a 12.5% increase back in October, and a 20% hike in January of 1994. Our Board also declared a three-for-two stock split in July, which brought our total number of common shares outstanding up to 11.0 million from 7.4 million.
     As we enter 1995, we have a clear vision for our company that will carry us well into the next century and a set of tough-minded, proven strategies to guide us. They are being carried out by what we believe to be the most experienced and empowered team of professionals in our business. They're committed to each other, our suppliers, our shareholders and, most of all, to our customers. They're the key to the gains we've achieved over the past three years . . .
and they're the reason we're confident that we will be even more successful in the future.






Michael Simpson                    Richard G. Mork
Chairman                           President & CEO


February 20, 1995

A NEW ERA IN METALS DISTRIBUTION

AS WE BEGIN OUR 105TH YEAR, WE ARE AT THE FOREFRONT OF AN EXCITING NEW ERA IN METALS DISTRIBUTION. OUR INDUSTRY IS RAPIDLY EVOLVING BEYOND ITS HISTORICAL FUNCTION OF SUPPLYING METALS AND PRE-PROCESSING SERVICES. LONG REGARDED AS A SECONDARY SERVICE, WE NOW PLAY AN INTEGRAL ROLE IN OUR CUSTOMERS' CONTINUING DRIVE TO IMPROVE THEIR QUALITY AND PRODUCTIVITY. THIS MEANS THAT FOR INDUSTRIAL DISTRIBUTORS LIKE CASTLE, THERE WILL BE INCREASING OPPORTUNITIES TO CREATE TOTAL SYSTEMS SOLUTIONS DESIGNED TO MEET OUR CUSTOMERS' HIGHER EXPECTATIONS FOR VALUE, ENHANCED QUALITY AND COST-EFFICIENCY.
     In our Letter to Shareholders, we spoke of the importance of the vision we've established for our company and the strategies that we'll pursue to achieve it. However, on a day to day basis, it's paying attention to the details that will determine our success. We are taking apart the basic components of product, quality, customer satisfaction and cost, and raising them a notch higher, one step at a time. And we're investing in those projects which will most benefit our customers and our long-term profitability.
     Take products for example. Although we carry the broadest and deepest inventory of highly engineered metals in the market, that alone is no longer sufficient to earn a growing share of the business available to us. CREATING WAYS TO ENHANCE THE VALUE OF THESE PRODUCTS SO THAT THE CUSTOMER WANTS TO BUY FROM CASTLE INSTEAD OF THE COMPETITION IS AN ON-GOING CHALLENGE. IT'S ALSO ONE OF OUR BIGGEST OPPORTUNITIES.
     One important way to add value to metals is to preprocess them so that they can be put directly into the customer's manufacturing operation. WHETHER
IT'S CUTTING, HEAT TREATING, TEMPERING OR STRAIGHTENING, WE'RE DETERMINED TO PROVIDE LEADING-EDGE SERVICES THAT WILL GIVE OUR CUSTOMERS BETTER PRODUCT QUALITY AND SHORTER LEAD TIMES.

     With this in mind, we are aggressively expanding our processing capabilities. As of this writing, we have three major projects underway. When completed, they will not only significantly benefit our customers, they will also give us a big boost in winning a greater share of their sourcing requirements as well as helping us lower our costs and manage our inventory more efficiently.
     In 1993, we launched a new 124,000 square foot value-added bar processing center in Hammond, Indiana named H-A Industries to capitalize on our Hy-Alloy Steel division's worldwide reputation as the leading distributor of carbon alloy bars and tubing. Phase I, a unique CNC (computer numerical control) quench and temper heat treat line which produces alloy bars for distribution throughout North America, has been up and running for over a year and a half. During 1994, we doubled its capacity and it is now capable of treating over 15,000 tons annually.
     We are currently hard at work on two additional projects at H-A Industries: a bar turning and straightening operation, which should be fully operational by the end of this first quarter; and an annealing line, which has a completion date of early summer. We are very proud of what we've been able to achieve at this new facility within such a short period of time.
     In addition to H-A Industries, we've begun a massive, three-year expansion of our North American plate-processing capabilities which, when completed, will boost our coast-to-coast capacity by more than 40 percent. THIS PROGRAM WILL STRENGTHEN OUR MARKET LEADERSHIP . . . ESPECIALLY IN THE MORE ADVANCED APPLICATIONS SUCH AS HIGH DEFINITION PLASMA AND BEVEL CUTTING.
     The third major step that we've taken to expand our value-added capabilities is in bar processing. Increasingly, our customers want us to deliver their bars pre-cut to their exact specifications as they find outsourcing this activity more economical than cutting materials in-house. As manufacturers take advantage of the cost benefits of this and other forms of preprocessing, our business should grow significantly over the next several years.
     Another area in which we believe we are world class today is quality. This is vital to us not only from a competitive viewpoint, but as a matter of personal pride. WE WERE THE FIRST U.S. METALS DISTRIBUTOR TO OBTAIN ISO 9002 REGISTRATION, THE INTERNATIONALLY RECOGNIZED QUALITY STANDARD FOR COMPETING GLOBALLY. Currently, nearly two-thirds of our capacity and all of our sourcing are fully certified. Within the next year or so, we expect to complete this process throughout our entire distribution network.
     The evolution of ISO certification typifies how rapidly our operating environment is changing. As recently as a year ago, ISO was in a very early stage of development. Today, demand for this registration is rapidly accelerating as U.S. manufacturers expand their geographic reach into new international markets. Within the next few years, we anticipate that only service centers with this certification will be able to serve customers who compete on a global basis.
     Another major change that has taken place over the past few years, not only within Castle but within many successful companies, is the trend towards developing strategic business alliances and partnerships. TODAY, WE ENCOURAGE A CONTINUOUS EXCHANGE OF IDEAS THROUGHOUT OUR COMPANY, WITH OUR CUSTOMERS AND WITH OUR SUPPLIERS. In fact, we're even teaming up with other innovative, quality-minded distributors when it makes sense to do so.
     Last year, for example, we joined forces with Los Angeles-based Tubesales, the country's largest distributor of non-ferrous tubes and pipes. With our shared commitment to world class quality and service, we recognized that an alliance would enable us to offer our customers the ease of dealing with one entity while enjoying the combined strengths and complementary product lines of both companies.
     OUR ALLIANCE RECENTLY SCORED ANOTHER BIG SUCCESS WITH THE AWARDING OF A TOTAL REQUIREMENTS CONTRACT FROM A MAJOR AVIATION COMPANY. To service this contract, we have opened a jointly operated facility in Wichita, Kansas, devoted exclusively to serving the commercial aerospace industry. This facility reflects our commitment to forming interactive, on-line partnerships with our customers that will enable them to achieve their goals of zero defect, least-cost manufacturing.
     We're also continuing to set industry standards in customer satisfaction - the ultimate measure of everything we do.

Today's manufacturers not only want higher-quality products, they want suppliers who can help them reduce their operating expenses and improve their productivity. It's our challenge to stay ahead of that curve, to provide our customers with leading edge technology that will give them maximum flexibility.
     Several years ago, we made major investments in our computer hardware and software to gear up for EDI and to integrate our customers' production planning and scheduling into our inventory and materials management systems. And we continue to enhance our computer capabilities to ensure that we can meet, and exceed, our customers' needs now and on into the future.
     WITH THE PASSAGE OF NAFTA, WE'RE ALSO LOOKING AT OPPORTUNITIES TO FURTHER EXPAND OUR GEOGRAPHIC REACH THROUGHOUT NORTH AMERICA. Within the borders of the United States, we're already exceptionally well positioned as a result of the recent strategic redeployment of inventory and processing equipment. In Canada, we achieved an immediate and significant presence through the 1990 acquisition of one of that country's leading metals distributors. Since then, we've seen steady growth in both sales and profitability. And we are optimistic that NAFTA will fuel further opportunities for expansion there.
     Now, we've turned our attention toward Mexico, establishing a joint venture which became fully operational as of January 1st of this year. Located in Monterey, the country's most advanced industrialized area, our partner has the distinction of being the first Mexican company to receive ISO 9000 certification. Our new joint-venture, called Castle de Mexico, S.V. de C.V., gives us a foothold in what we believe will be an important market as our two economies become more integrated, and as their producer durable equipment sector continues to develop.
     Equal in importance to our progress in expanding our market reach are the sustainable improvements we've achieved in all areas of our operations. The results are evident in the three critical measures we use to track the quality of our performance.
     First, WE HAVE CONSISTENTLY INCREASED OUR GROSS MARGINS. In 1994, margins rose to 27.1% compared with 25.8% last year and 24.1% just three years ago. We did this primarily by expanding the level of value-added services we provide to customers. Second, we made significant strides in improving our operating efficiency. As recently as 1991, our operating expenses consumed approximately 88% of our gross profit. We recognized that, if we wanted to create a cost structure that would enable us to grow earnings at a much faster rate than sales, we would have to make major advances in this area. And we have. With steady, yearly improvement, we reduced this ratio to 77% by the end of last year. Now, we've challenged our employees to reduce it further to 75% in 1995.
     Another significant contributor to our success so far has been our initiative to identify and eliminate activities which do not contribute to better meeting the needs of our customers. IN THE LAST YEAR ALONE, WE REMOVED $1 MILLION OF ANNUAL OPERATING EXPENSE FROM OUR COST STRUCTURE. But, we believe there are further opportunities to improve the way we do our work. We'll continue to build aggressively on the accomplishments we've made in this area.
     Finally, we've worked hard to increase our inventory "turn and earn". In 1991, we made about 65 cents of gross profit for every dollar invested in inventory. BY THE END OF 1994, WE WERE GETTING NEARLY 90 CENTS AND, FOR 1995, WE'VE SET A GOAL OF INCREASING IT TO A DOLLAR OR BETTER.
     In closing, we're currently enjoying the rewards of the fundamental changes that have taken place within our company over the past several years. But we aren't taking anything for granted. We can do better - and we will - as we continue to move ahead with a clear vision of who we are and who we want to be, with long-term strategies to guide us, and WITH AN EMPLOYEE TEAM THAT HAS ONE EYE FOCUSED ON OUR CUSTOMERS' NEEDS AND THE OTHER FIXED FIRMLY ON THE BOTTOM LINE.

TOTAL RETURN ON AN INVESTMENT IN CASTLE
The accompanying 15-year chart shows the total value generated by an initial investment of $100 in A.M. Castle & Co., including stock price appreciation and the reinvestment of dividend payments, compared to an equivalent investment at returns earned by the Standard and Poor's 500 common stock index and the inflation rate as measured by the Consumer Price Index.
     During 1994, an investment in Castle's stock produced a total return of 23.5% compared with 1.3% for the Standard and Poor's 500 and an inflation rate of 2.7%.
     Over the 15-year period ended December 31, 1994, Castle generated a compounded annual rate of return of 17.0% compared with 14.5% for the Standard and Poor's 500 and an annual inflation rate of 4.6%.

[Graph]

CASTLE'S RECORD OF DIVIDEND PAYMENTS
During 1994, Castle continued its 61-year record of consecutive quarterly cash dividend payments with payouts totalling $3,641,000, or 33 cents a share.
     During the 15-year period ended December 31, 1994, dividend payouts, which average 56.3% of after-tax corporate income, have risen at a compound annual rate of 5.7%.

[Graph]

COMMON STOCK INFORMATION
Symbol CAS; traded on the American and Chicago Stock Exchanges.

- -------------------------------------------------------------------------------
                           DIVIDENDS*        STOCK PRICE RANGE*
                          1994    1993             1994               1993
- -------------------------------------------------------------------------------
First quarter. . . .      .08     $.067      11 1/8    13 5/8    7 1/2    8 3/4
Second quarter . . .      .08      .067      12 3/8    15 1/4    8        8 1/2
Third quarter. . . .      .08      .067      12        16 3/8    8 1/8    9
Fourth quarter . . .      .09      .067      12 1/8    14 3/4    8 3/8    11 5/8
                        -----     -----
                        $ .33     $.268
                        -----     -----
                        -----     -----
- -------------------------------------------------------------------------------

*Restated to reflect a 50% stock dividend

DIRECTORS

DANIEL T. CARROLL
Chairman
The Carroll Group, Inc.
a management consulting firm

EDWARD F. CULLITON
Vice President-Finance

WILLIAM K. HALL
President & Chief Executive Officer
Eagle Industries, Inc.
a diversified manufacturing company

ROBERT S. HAMADA
Dean
Graduate School of Business
University of Chicago

JOHN P. KELLER
President
Keller Group
an industrial manufacturing & coal
  mining company

FREDERICK A. KREHBIEL
Chairman and Chief Executive Officer
Molex Incorporated
an electronic components
  manufacturer

JOHN W. McCARTER, JR.
Senior Vice President
Booz, Allen & Hamilton, Inc.
a management consulting firm

WILLIAM J. McDERMOTT
Retired President
Simpson Estates, Inc.
a private management firm

RICHARD G. MORK
President and
Chief Executive Officer

MICHAEL SIMPSON
Chairman of the Board

RICHARD A. VIRZI
Retired President and
Chief Executive Officer
A.M. Castle & Co.

OFFICERS

MICHAEL SIMPSON
Chairman of the Board

RICHARD G. MORK
President and
Chief Executive Officer

EDWARD F. CULLITON
Vice President-
Finance

SVEN G. ERICSSON
Vice President-
Plate & Carbon Products Group

M. BRUCE HERRON
Vice President-
Western Region

STEPHEN V. HOOKS
Vice President -
Midwest Region

RICHARD G. PHIFER
Vice President-
Eastern Region

THOMAS D. PRENDERGAST
Vice President-
Human Resources

ALAN D. RANEY
Vice President-
Advanced Materials Group

GISE VAN BAREN
Vice President-
Alloy Products Group

JAMES A. PODOJIL
Treasurer-Controller

JERRY M. AUFOX
Secretary-
Legal Counsel

HY-ALLOY STEELS CO.

GISE VAN BAREN
President and General Manager
- -------------------------------------------------------------------------------
GENERAL OFFICES
3400 North Wolf Road
Franklin Park, IL 60131

GENERAL COUNSEL
Mayer, Brown & Platt

INDEPENDENT AUDITORS
Arthur Andersen & Co.

TRANSFER AGENT & REGISTRAR
American Stock Transfer and Trust Company

COMMON STOCK TRADED
American Stock Exchange
Chicago Stock Exchange

ANNUAL MEETING
Thursday, April 27, 1995, 10:00 A.M.
Corporate Offices
3400 North Wolf Road
Franklin Park, IL 60131
(708) 455-7111

FORM10-K
A.M. Castle & Co. will be pleased to make its annual report on Form 10-K, filed with the Securities and Exchange Commission, available at no cost to interested stockholders on written request to the corporate secretary.
- -------------------------------------------------------------------------------
CASTLE LOCATIONS
Atlanta, Buffalo, Charlotte, Chicago, Cincinnati, Cleveland, Dallas, Detroit, Houston, Kansas City, Los Angeles, Milwaukee, Minneapolis, Philadelphia,
Phoenix, Pittsburgh, Salt Lake City, San Diego, Stockton, Tulsa, Wichita, Worcester

Hy-Alloy Steels Co., Chicago; H-A Industries, Hammond; A.M. Castle & Co. (Canada), Inc., Montreal, Toronto, Winnipeg; Castle de Mexico, S.V. de C.V., Monterey


The Year in Brief
(dollars and shares in thousands except per share amounts)

- ------------------------------------------------------------------------------------------
                                                          1994          1993          %
                                                                                    Change
- ------------------------------------------------------------------------------------------
Operating Results     Net sales......................   $536,568      $474,108         13%
                      Gross profit on sales..........    145,182       122,285         19%
                      Income before taxes............     25,294        11,611        118%
                      Net income.....................     15,410         6,899        123%
Per Share of          Net income.....................       1.40           .63        122%
Common Stock          Dividends......................        .33           .27         22%
                      Stockholders' equity...........       7.42          6.37         16%
                      Average shares outstanding.....     11,033        10,917          1%
Balance Sheet         Total assets...................    213,127       204,210          4%
                      Total debt.....................     42,362        63,459        (33%)
                      Total equity...................     82,161        69,543         18%
                      Working capital................     75,945        86,038        (12%)
                      Cash flow*.....................     20,013        11,683         71%
Selected Ratios       Return on sales................        2.9%          1.5%        93%
                      Return on assets...............        7.2%          3.4%       112%
                      Return on opening equity.......       22.2%         10.5%       111%
                      Current ratio..................        1.9           2.3        (17%)
                      Debt to capital ratio..........       34.0%         47.7%       (29%)
- ------------------------------------------------------------------------------------------

* Net income plus depreciation

- ------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Financial Review

This discussion should be read in connection with the information contained in the Consolidated Financial Statements and Notes.

Overview

1994 was an excellent year for Castle. Both sales and net income were the highest in our Company's history. Improved business conditions along with significant market share gains, higher gross margins and continued cost controls all contributed to the record earnings level. Activity levels were strong throughout the year with the third and fourth quarters producing the largest earnings gains. This is especially noteworthy because they are, traditionally, slower quarters due to plant shutdowns during the summer vacation months and year-end holiday season.
   The improvement in demand reflects the strength of our targeted customer base -- the U.S. producers of durable equipment. According to Data Resources, output in our primary market (estimated at $519 billion in 1987 constant dollars) increased by 17% this past year, after growing by 18% in 1993 and 7% in 1992. By comparison, total gross domestic product rose 4% in 1994, following a 3.1% gain in 1993 and a 2.6% rise in 1992. NOTE: These figures reflect the most recent revisions made to prior years' data by the Commerce Department's Bureau of Economic Analysis.

1994 Compared with 1993

Net sales for 1994 climbed over the half billion dollar mark to $536.6 million, an increase of 13% over 1993's $474.1 million. Unit volume increased by 10% to 337,700 tons. Carbon and stainless steels generated 78% of total shipments, with the balance provided by non-ferrous metals. Sales growth in dollars outpaced increases in unit volume due to higher prices at the producer level and to improved margins. Average mill prices in 1994 were about 4.9% above 1993 levels.
   We continued to focus on gross margin, a vital component of profitability. In 1994, cost of sales as a percentage of total sales decreased. Gross margin percentage rose to 27.1% compared with 25.8% for 1993, due primarily to the higher level of value-added services we provided to our customers. Gross profit totalled $145.2 million, up 19% from 1993's level of $122.3 million. Strong unit volume increases, higher mill prices, and our improved gross margin percentage all contributed to the increase in gross profit.
   Substantially all inventories are valued using the LIFO (last-in, first-out) method. This had the effect of increasing Castle's cost of sales by $6.1 million in 1994, compared with what they would have been on a FIFO (first-in, first-out) basis.
   Total operating expenses for 1994 were $112.1 million, compared with $102.1 million in the preceding year. As a percentage of sales, operating expenses fell to 20.9% as compared to 21.5% in 1993. These results reflect the success of our ongoing focus on improving operating efficiencies. Depreciation decreased slightly while interest expense fell 15% due to lower average borrowings.
   In 1994, the Company's income tax rate, at 39.1%, declined slightly from the previous year due to tax loss carry forwards from Canadian operations.
   The significant increases in sales volume, and the effect of the Company's operating leverage on incremental sales, led to record earnings for Castle. Continued tight control over expenses also contributed to improved total performance. Earnings for the year reached $15.4 million, or $1.40 a share, versus $6.9 million, or $.63 per share, in 1993.
   All per share figures have been adjusted to reflect a three-for-two stock split declared in July 1994.

1993 Compared with 1992

In 1993, sales totalled $474.1 million, up 12% from 1992's $423.9 million. Unit volume was up 24% to 307,865 tons sold. Carbon and stainless steels generated 77% of total revenues in 1993 and 73% in 1992, with the balance provided by non-ferrous metals. On average, pricing in 1993 was about 4% below 1992 levels.
   Material cost, as a percentage of total sales, increased slightly. Gross margin percentage was 25.8%, compared with 1992's 26.0%. Gross profit for 1993 totalled $122.3 million, an increase of 11% from the $110.2 million reported in 1992, as strong volume increases more than offset the effects of price deflation and sales mix shifts that occurred throughout the year. LIFO had the effect of increasing Castle's cost of sales by $0.1 million in 1993, after reducing it in 1992 by $5.7 million, compared with what it would have been on a FIFO (first-in, first-out) basis.
   Total operating expenses were $102.1 million in 1993 compared with $94.9 million in 1992. As a percentage of sales, operating expenses declined to 21.5% in 1993 from 22.4% in 1992. Interest expense decreased by 12% due primarily to significantly lower rates.
   The Company's Federal income tax rate remained essentially unchanged in 1993 from the previous year.
   Castle's 1993 net income represented a sharp increase from the $3.6 million, or $.33 per share, recorded in 1992. The 1992 earnings figure included net income of $222,000, or $.02 per share, due to the adoption of new accounting methods for postretirement benefits and income taxes.

- --------------------------------------------------------------------------------

Capital Expenditures

Capital expenditures during 1994 totalled $7.9 million compared with $4.6 million in 1993. In 1994 approximately $2.5 million was expended for additional production capabilities at H-A Industries, with the remaining expenditures aimed at enhancing existing facilities and maintaining property and equipment in good working order. In 1993 approximately $1.2 million was expended for the addition of a quench and temper heat treat line, with the balance spent to maintain property and equipment in good working order.
   During the latter half of 1994 and 1993, the Company sold and leased back approximately $2.6 million and $2.1 million of fixed assets respectively, which added to cash flow and decreased long-term borrowing.

Liquidity and Capital Resources

We continue to improve upon our solid financial base. Strong operating cash flows provided funds for our capital expenditures and reduced long-term borrowings.
   At 1994 year end, stockholders' equity had increased 18% to $82.2 million, or $7.42 per share. Total borrowings were reduced by $21 million to $42.4 million bringing our debt-to-capital ratio down to 34% as compared to 48% at the end of 1993.
   Accounts receivable rose in 1994 reflecting the increase in sales levels. The number of days' sales outstanding decreased from 1993. Collections remained strong, exceeding our target levels for both the fourth quarter and the full year. We believe that our net receivables at December 31, 1994 are of a very good quality. Inventory levels remained substantially unchanged.
   Working capital was $75.9 million at December 31, 1994, compared with $86 million at December 31, 1993. The decrease is due primarily to increased levels of trade payables.
   Our Company had unused committed and uncommitted lines of bank credit of $123.8 million at December 31, 1994, compared with $103.6 million at 1993 year end. Management believes that funds generated from operations, existing lines of credit and additional borrowing capacity should provide adequate funding for current and anticipated business operations.

- --------------------------------------------------------------------------------

Supplementary Schedules

The Company's LIFO inventory system charges cost of material sold at the inventory costs of its most recent purchases. The LIFO method matches current revenues with current costs of inventory. This method more fairly presents results of operations, whether in periods of inflation or deflation.
   The Supplementary Statements of Consolidated Financial Position are presented for analytical and comparative purposes. They are intended to display the Company's financial position as if the Company were on a FIFO-based inventory system rather than the LIFO-based inventory system the Company actually uses. The statements reflect taxes on the unrecognized inventory gain at statutory Federal rates and the Company's historical average state tax rates and give no effect to any supplemental expenses.

Supplementary Statements of
Consolidated Financial Position

                                                                                                            December 31
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (Dollars in millions)
                                                                                                   1994         1993        1992
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
Current assets
  Cash.........................................................................................   $   1.0      $  1.5      $   .7
  Accounts receivable, net.....................................................................      58.9        49.0        45.0
  Inventories, at latest cost..................................................................     149.9       147.2       141.9
                                                                                                  -------      ------      ------
    Total current assets.......................................................................     209.8       197.7       187.6
  Less -- current liabilities..................................................................    (102.8)      (84.3)      (84.9)
                                                                                                  -------      ------      ------
Net current assets.............................................................................     107.0       113.4       102.7
Fixed and other assets, net....................................................................      55.0        52.1        53.1
                                                                                                  -------      ------      ------
    Total assets, less current liabilities.....................................................     162.0       165.5       155.8
Long-term debt.................................................................................     (38.5)      (58.0)      (53.0)
Deferred income taxes..........................................................................      (7.8)       (8.1)       (7.8)
Postretirement benefit obligations.............................................................      (2.5)       (2.5)       (2.2)
Unrecognized inventory gain, net of taxes......................................................     (31.0)      (27.3)      (27.3)
                                                                                                  -------      ------      ------
Stockholders' equity...........................................................................   $  82.2      $ 69.6      $ 65.5
                                                                                                  -------      ------      ------
                                                                                                  -------      ------      ------

A.M. Castle & Co. and Subsidiaries
Consolidated Statements of Income

                                                                                                         Years Ended December 31,
- ---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                                    1994          1993          1992
- ---------------------------------------------------------------------------------------------------------------------------------
Net sales.................................................................................   $536,568      $474,108      $423,913
Cost of material sold.....................................................................    391,386       351,823       313,683
                                                                                             --------      --------      --------
  Gross profit on sales...................................................................    145,182       122,285       110,230
                                                                                             --------      --------      --------
Expenses
  Operating expenses......................................................................    112,070       102,089        94,944
  Depreciation (Notes 1 and 5)............................................................      4,603         4,784         4,865
  Interest expense, net (Notes 2 and 4)...................................................      3,215         3,801         4,333
                                                                                             --------      --------      --------
                                                                                              119,888       110,674       104,142
                                                                                             --------      --------      --------
Income before income taxes and cumulative effect of changes in accounting methods.........     25,294        11,611         6,088
                                                                                             --------      --------      --------
Income taxes (Notes 1 and 3)
  Federal -- currently payable............................................................      6,503         3,926         2,296
        -- deferred.......................................................................      1,474          (141)         (133)
  State...................................................................................      1,907           927           533
                                                                                             --------      --------      --------
                                                                                                9,884         4,712         2,696
                                                                                             --------      --------      --------
Net income before cumulative effect of changes in accounting methods......................     15,410         6,899         3,392
                                                                                             --------      --------      --------
Cumulative effect of changes in accounting methods (Notes 3 and 6)........................         --            --           222
                                                                                             --------      --------      --------
Net income................................................................................     15,410         6,899         3,614
                                                                                             =========     =========     =========
Net income per share before cumulative effect of changes in accounting methods............   $   1.40      $    .63      $    .31
Cumulative effect of change in accounting methods.........................................         --            --           .02
                                                                                             --------      --------      --------
Net income per share (Notes 1 and 7)......................................................   $   1.40      $    .63      $    .33
                                                                                             ---------     ---------     --------
                                                                                             ---------     ---------     --------
- ---------------------------------------------------------------------------------------------------------------------------------


Consolidated Statements of Reinvested Earnings

                                                                                                         Years Ended December 31,
- ---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                                    1994          1993          1992
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year..............................................................   $ 49,409      $ 45,421      $ 44,717
Net income................................................................................     15,410         6,899         3,614
Cash dividends -- $.33 per share in 1994, $.27 per share in 1993 and $.27 per share in
  1992 (Note 7)...........................................................................     (3,641)       (2,911)       (2,910)
                                                                                             --------      --------      --------
Balance at end of year....................................................................   $ 61,178      $ 49,409      $ 45,421
                                                                                             =========     =========     =========
- ---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

A.M. Castle & Co. and Subsidiaries

Consolidated Balance Sheets

                                                                                                         Years Ended December 31,
- ---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                           1994          1993          1992
- ---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash (Note 1)...........................................................................   $    976      $  1,528      $    693
  Accounts receivable, less allowances of $600............................................     58,892        49,048        44,995
  Inventories -- principally on last-in, first-out basis (latest cost higher by
    approximately $51,700 in 1994, $45,600 in 1993 and $45,500 in 1992) (Note 1)..........     98,215       101,572        96,368
                                                                                             --------      --------      --------
        Total current assets..............................................................    158,083       152,148       142,056
                                                                                             --------      --------      --------
Prepaid expenses and other assets (Note 1)................................................     13,854        11,088         9,947
                                                                                             --------      --------      --------
Property, plant and equipment, at cost (Notes 1 and 5)
  Land....................................................................................      4,062         4,115         4,117
  Buildings...............................................................................     34,716        34,875        34,734
  Machinery and equipment.................................................................     59,497        57,028        54,833
                                                                                             --------      --------      --------
                                                                                               98,275        96,018        93,684
    Less -- accumulated depreciation......................................................     57,085        55,044        50,482
                                                                                             --------      --------      --------
                                                                                               41,190        40,974        43,202
                                                                                             --------      --------      --------
Total assets..............................................................................   $213,127      $204,210      $195,205
                                                                                             =========     =========     =========
Liabilities and stockholders' equity
Current liabilities
  Accounts payable........................................................................   $ 61,282      $ 49,982      $ 51,597
  Accrued payroll and employee benefits (Note 6)..........................................      9,843         5,982         4,084
  Accrued liabilities.....................................................................      4,861         3,512         3,656
  Current and deferred income taxes (Notes 1 and 3).......................................      2,321         1,199         1,801
  Current portion of long-term debt (Note 4)..............................................      3,831         5,435         5,593
                                                                                             --------      --------      --------
        Total current liabilities.........................................................     82,138        66,110        66,731
                                                                                             --------      --------      --------
Long-term debt, less current portion (Note 4).............................................     38,531        58,024        52,993
                                                                                             --------      --------      --------
Deferred income taxes (Notes 1 and 3).....................................................      7,772         8,067         7,837
                                                                                             --------      --------      --------
Postretirement benefit obligation (Note 6)................................................      2,525         2,466         2,164
                                                                                             --------      --------      --------
Stockholders' equity (Note 7)
  Common stock, without par value -- authorized 15,000,000 shares; issued and outstanding
    11,079,645 in 1994, 10,917,474 in 1993, and 10,914,063 in 1992........................     24,114        21,938        21,813
  Earnings reinvested in the business.....................................................     61,178        49,409        45,421
  Other...................................................................................        244           168           101
  Treasury stock, at cost (596,441 shares in 1994, 494,220 shares in 1993, and 482,331
    shares in 1992).......................................................................     (3,375)       (1,972)       (1,855)
                                                                                             --------      --------      --------
        Total stockholders' equity........................................................     82,161        69,543        65,480
                                                                                             --------      --------      --------
Total liabilities and stockholders' equity................................................   $213,127      $204,210      $195,205
                                                                                             =========     =========     =========
- ---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

- --------------------------------------------------------------------------------

A.M. Castle & Co. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                                         Years Ended December 31,
- ---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                            1994         1993          1992
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income...............................................................................   $ 15,410      $ 6,899      $  3,614
Adjustments to reconcile net income to net cash provided from operating activities
    Depreciation...........................................................................      4,603        4,784         4,865
    Cumulative effect of accounting changes (Notes 3 and 6)................................         --           --          (222)
    Gain on sale of facilities/equipment...................................................       (106)         (18)          (20)
    Increase (decrease) in deferred taxes..................................................       (295)         230           906
    (Increase) in prepaid expenses and other assets........................................     (2,766)      (1,141)         (134)
    Vested portion of restricted stock awards..............................................         68           --            --
    Increase (decrease) in postretirement benefit obligation...............................         59          302           (27)
                                                                                              --------      -------      --------
Cash provided from operating activities before changes in current accounts.................     16,973       11,056         8,982
                                                                                              --------      -------      --------
  (Increase) decrease in current assets/liabilities
    Accounts receivable....................................................................     (9,844)      (4,053)         (431)
    Inventories............................................................................      3,357       (5,204)       (8,076)
    Accounts payable.......................................................................     11,300       (1,615)       14,223
    Accrued payroll and employee benefits..................................................      3,861        1,898           (58)
    Accrued liabilities....................................................................      1,349         (144)          (59)
    Current deferred income taxes..........................................................      1,122         (602)           34
                                                                                              --------      -------      --------
Net (increase) decrease in current assets/liabilities......................................     11,145       (9,720)        5,633
                                                                                              --------      -------      --------
Net cash provided from operating activities................................................     28,118        1,336        14,615
                                                                                              --------      -------      --------
Cash flows from investing activities
  Proceeds from sales of facilities/equipment (Note 5).....................................      3,213        2,083         1,162
  Capital expenditures.....................................................................     (7,926)      (4,621)       (1,794)
                                                                                              --------      -------      --------
Net cash provided from (used by) investing activities......................................     (4,713)      (2,538)         (632)
                                                                                              --------      -------      --------
Cash flows from financing activities
  Net borrowing under line-of-credit agreements............................................         --           --          (200)
  Proceeds from issuance of long-term debt.................................................      4,409       10,066            --
  Repayments of long-term debt.............................................................    (25,506)      (5,193)      (10,617)
  Dividends paid...........................................................................     (3,641)      (2,911)       (2,910)
  Net proceeds from issuance of stock......................................................        705            8            --
  Other....................................................................................         76           67           106
                                                                                              --------      -------      --------
Net cash provided from (used by) financing activities......................................    (23,957)       2,037       (13,621)
                                                                                              --------      -------      --------
Net increase (decrease) in cash............................................................       (552)         835           362
Cash -- beginning of year..................................................................      1,528          693           331
                                                                                              --------      -------      --------
Cash -- end of year........................................................................   $    976      $ 1,528      $    693
                                                                                              =========     ========     =========
Supplemental disclosures of cash flow information
  Cash paid during the year for --
    Interest...............................................................................   $  3,435      $ 4,106      $  4,524
                                                                                              --------      -------      --------
    Income taxes...........................................................................   $  9,057      $ 5,084      $  1,754
                                                                                              --------      -------      --------
- ---------------------------------------------------------------------------------------------------------------------------------



The accompanyi g notes to consolidated financial statements are an integral part of these statements.

A.M. Castle & Co. and Subsidiaries
Notes To Consolidated Financial Statements

(1) Principal accounting policies

Basis of presentation -- The financial statements include A. M. Castle & Co. (the Company) and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash -- For the purposes of these statements, short-term investments which have a maturity of 90 days or less are considered cash equivalents.

Inventories -- Substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The Company values its LIFO increments using the costs of its latest purchases during the years reported.

Property, plant and equipment -- Property, plant and equipment are stated at cost and include assets held under capitalized leases. Major renewals and betterments are capitalized, while maintenance and repairs which do not substantially improve or extend the useful lives of the respective assets are expensed currently. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.
   The Company provides for depreciation of plant and equipment by charging against income amounts sufficient to amortize the cost of properties over their estimated useful lives (buildings -- 12 to 40 years; machinery and equipment -- 5 to 20 years). Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Included in depreciation expense is the amortization of assets under capital leases.

Income taxes -- Income tax provisions are based on income reported for financial statement purposes.

Retirement plan costs -- The Company accrues and funds its retirement plans based on amounts, as determined by an independent actuary, necessary to maintain the plans on an actuarially sound basis. The Company also provides certain health care and life insurance benefits for retired employees. The cost of these benefits are recognized in the financial statements during the employee's active working career.

Stock options -- When stock options are exercised, proceeds from the sale of common stock issued under those options are credited to common stock. No charges or credits are made to income for stock options.

Restricted stock awards -- Upon issuance of restricted stock, compensation expense and the amount charged to stockholders' equity is determined by the market value at the date of the grant, which is recognized ratably over the vesting period.

Net income per share -- Net income per share has been computed based on weighted average common shares outstanding during the year -- 11,033,356 in 1994, 10,915,472 in 1993 and 10,914,077 in 1992. The number of shares in 1993 and 1992 have been restated to reflect a 50% stock dividend in 1994.

Goodwill -- Cost in excess of net assets of acquired companies is amortized on a straight-line basis over a 40 year period. The unamortized balance at December 31, 1994 of $691,000 is reflected on the consolidated balance sheet under prepaid expense and other assets.

(2) Short-term debt

Short-term borrowing activity was as follows (in thousands):

- ---------------------------------------------------------------------------
                                              1994       1993       1992
- ---------------------------------------------------------------------------
Maximum borrowed...........................  $6,975     $9,475     $ 5,725
Average borrowed...........................   2,638      3,055       2,610
Average interest rate during the year......     4.3%       3.4%        3.9%
- ---------------------------------------------------------------------------

(3) Income taxes

Effective January 1, 1992, the Company adopted SFAS Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior year's financial statements were not restated.
   The cumulative prior years' effect of adopting Statement 109 as of January 1, 1992, was to increase net income by $1,799,000, or $.17 per share. This change in accounting principle had no effect on the 1992 expense.
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's Federal and state deferred tax liabilities and assets as of December 31, 1994, 1993 and 1992 are as follows (in thousands):

- --------------------------------------------------------------------------
                                             1994        1993       1992
- --------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation.............................  $ 5,119     $5,211     $ 5,213
 Inventory, net...........................    3,991      1,675       2,287
 Pension..................................    2,617      2,644       2,251
 Other, net...............................     (101)       400         536
                                            -------     ------     -------
   Net deferred liabilities...............   11,626      9,930      10,287
Deferred tax assets:
 Postretirement benefits..................    1,155      1,132       1,014
                                            -------     ------     -------
   Net deferred tax liabilities...........  $10,471     $8,798     $ 9,273
                                            =========   =======    =========
- --------------------------------------------------------------------------


   The components of the provision (benefit) for deferred Federal income tax, before the cumulative effect of changes in accounting

A.M. Castle & Co. and Subsidiaries
Notes To Consolidated Financial Statements (continued)

methods for the years ended December 31, 1994, 1993 and 1992, are as follows (in thousands):

- --------------------------------------------------------------------------
                                                1994      1993      1992
- ------------------------------------------------------------------------
Depreciation.................................  $   (4)    $ (56)    $(140)
Inventory, net...............................   2,013      (516)     (318)
Pension......................................      16       342       256
Other, net...................................    (551)       89        69
                                               ------     -----     -----
                                               $1,474     $(141)    $(133)
                                               =======    =======   =======
- --------------------------------------------------------------------------

   A reconciliation between the statutory Federal income tax amount and the effective amounts at which taxes were actually provided before cumulative effect of changes in accounting methods is as follows (in thousands):

- --------------------------------------------------------------------------
                                               1994       1993       1992
- -------------------------------------------------------------------------
Federal income tax at statutory rates.......  $8,853     $3,948     $2,069
State income taxes, net of Federal income
 tax benefits...............................   1,223        603        352
Net operating loss carry-forward............    (296)        98        283
Other.......................................     104         63         (8)
                                              ------     ------     ------
                                              $9,884     $4,712     $2,696
                                              =======    =======    =======
- --------------------------------------------------------------------------

(4) Long-term debt
Long-term debt consisted of the following at December 31, 1994, 1993 and 1992 (in thousands):

- --------------------------------------------------------------------------
                                            1994        1993        1992
- --------------------------------------------------------------------------
Revolving credit agreement (a) (c).......  $20,076     $40,678     $30,235
9.3% insurance company term loan, due in
 equal installments through 2000.........    9,990      11,660      13,330
Industrial development revenue bonds at
 variable rates, due in varying amounts
 through 2006 (b) (c)....................    8,800       6,342       8,122
11 1/2% insurance company term loan, due
 in equal installments through 1995......    1,500       3,000       4,500
Canadian bank term loan at variable
 rates, due in equal installments through
 1995, with a final payment in 1996......    1,158       1,605       2,065
Other....................................      838         174         334
                                           -------     -------     -------
Total....................................   42,362      63,459      58,586
Less -- current portion..................   (3,831)     (5,435)     (5,593)
                                           -------     -------     -------
Total long-term portion..................  $38,531     $58,024     $52,993
                                           =========   =========   =========
- --------------------------------------------------------------------------

The carrying value of long term debt does not differ materially from their estimated fair value as of December 31, 1994.

(a) The Company has revolving credit agreements of $60 million domestically and $6.1 million with a Canadian bank. The credit facilities are three-year revolvers, extended annually by mutual agreement, with a four-year equal amortization term option. Under these credit arrangements all borrowings are considered to be long-term debt for balance sheet presentation purposes.
   Interest rate options on the domestic facility are based on London Interbank Offered Rate (LIBOR), Reference Rates or competitive Bid Rates from four participating banks. A commitment fee of .375% of the total commitment less amounts borrowed under the Reference and LIBOR interest rate options is required on the domestic facility. The options on the Canadian facility are available at Canadian and U.S. prime rates, Bankers' Acceptance Rates, Cost of Fund Rates and LIBOR. A commitment fee of .25% is required on the unused portion of the Canadian facility.

(b) The industrial revenue bonds are based on a variable rate demand bond structure and are backed by a letter of credit. Interest rates are reset monthly and, because of the letter of credit backing are based on high quality municipal notes and bonds.

(c) The most restrictive provisions of the loan agreements require the Company to maintain minimum earnings to fixed charge ratios. At December 31, 1994, the Company was in compliance with all restrictive covenants.

(d) Aggregate annual principal payments required on the noncurrent portion of long-term debt (including obligations under capital leases) are due as follows

(in thousands):
- --------------------------------------------------------------------------
  1996 $2,725          1997 $1,936         1998 $2,050         1999 $1,996
- --------------------------------------------------------------------------

   Total net book value of assets collateralized under financing arrangements approximated $2.2 million at December 31, 1994.
   Net interest expense reported on the accompanying Consolidated Statements of Income, which includes that associated with both short and long-term debt, was reduced by interest income of $.1 million in 1994, 1993 and 1992.

(5) Lease agreements

(a) Description of leasing arrangements -- The Company has capital and operating leases covering certain warehouse facilities, equipment, automobiles and trucks, with lapse of time as the basis for all rental payments plus a mileage factor included in the truck rentals.

(b) Capital leases -- Obligations under capitalization of leases are not significant.

(c) Operating leases -- Future minimum rental payments under operating leases that have initial or remaining noncancelable lease

A.M. Castle & Co. and Subsidiaries
Notes To Consolidated Financial Statements (continued)

terms in excess of one year as of December 31, 1994, are as follows (in thousands):

- ------------------------------------------------------------------------
                   Year ending December 31,
- ------------------------------------------------------------------------
 1995..........................................................  $ 3,952
 1996..........................................................    3,661
 1997..........................................................    3,437
 1998..........................................................    2,258
 1999..........................................................    1,993
 Later years...................................................    2,871
                                                                 -------
Total minimum payments required................................  $18,172
                                                                 =======
- ------------------------------------------------------------------------

(d) Rental expense -- Total rental payments charged to expense were $7.4 million in 1994, $7.0 million in 1993 and $6.8 million in 1992.

(e) Sale and leaseback of assets -- During 1994, 1993 and 1992, the Company sold and leased back equipment under operating leases with terms of five, seven and eight years, respectively. The leases allow for a purchase option after five years of $1,101,000 and after six years of $662,000 and $519,000, respectively. Annual rentals are $482,000 for the 1994 lease transaction, $342,000 for the 1993 lease transaction and $173,000 for the 1992 lease transaction. The assets were sold at approximately net book value for proceeds of $2,618,000, $2,063,000 and $1,154,000, respectively.

(6) Retirement, profit-sharing and incentive plans

Substantially all employees who meet certain requirements of age, length of service and hours worked per year are covered by Company-sponsored retirement plans. These retirement plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings.
   The assets of the Company-sponsored plans are maintained in a single trust account. The majority of the trust assets are invested in common stock mutual funds, insurance contracts, real estate funds and corporate bonds. The Company's funding policy is to satisfy the minimum funding requirements of ERISA.
   The net pension credits in 1994, 1993 and 1992 were composed of the following (in thousands):

- ----------------------------------------------------------------------------
                                            1994        1993        1992
- ----------------------------------------------------------------------------
Normal service cost......................  $ 1,318     $ 1,188     $ 1,115
Interest cost on projected benefit
 obligation..............................    3,612       3,414       3,201
Actual return on plan assets.............     (820)     (4,203)     (3,117)
Net amortization and deferral............   (4,145)       (906)     (1,822)
                                           -------     -------     -------
Net pension credit.......................  $   (35)    $  (507)    $  (623)
                                           =========   =========   =========
- ----------------------------------------------------------------------------

   The status of the plans at December 31, 1994, 1993 and 1992, was as follows:

- ----------------------------------------------------------------------------
                                            1994        1993        1992
- ----------------------------------------------------------------------------
Actuarial present value of vested benefit
 obligation..............................  $36,617     $38,125     $31,861
 Plus -- Nonvested benefit obligation....    2,945       3,703       2,108
                                           -------     -------     -------
 Vested and nonvested accumulated benefit
   obligation............................   39,562      41,828      33,969
 Plus -- Projected salary increases
   benefit obligation....................    4,816       5,380       5,046
                                           -------     -------     -------
 Projected benefit obligation............   44,378      47,208      39,015
Plan assets at fair market value.........   46,508      48,514      46,757
                                           -------     -------     -------
Plan assets in excess of projected
 benefit obligation......................    2,130       1,306       7,742
Items not yet recognized in earnings
 Unrecognized net transitional assets....   (1,952)     (3,084)     (3,921)
 Unrecognized net loss...................    4,791       6,336         926
 Unrecognized prior-service cost.........    1,353       1,561       1,536
                                           -------     -------     -------
Pension prepaid recognized on the
 consolidated balance sheets at December
 31......................................  $ 6,322     $ 6,119     $ 6,283
                                           =======     =======     =======
- ----------------------------------------------------------------------------

   The assumptions used to measure the projected benefit obligations, future salary increases, and to compute the expected long-term return on assets for the Company's defined benefit pension plans are as follows:

- -------------------------------------------------------------------------
                                                   1994     1993     1992
- -------------------------------------------------------------------------
Discount rate....................................  8.75%    7.75%    9.00%
Projected annual salary increases................  4.75     4.75     6.00
Expected long-term rate of return on plan
 assets..........................................  9.50     9.50     9.50
- -------------------------------------------------------------------------

   The Company has profit sharing plans for the benefit of salaried and other eligible employees (including officers). The Company's profit sharing plan includes features under Section 401(k) of the Internal Revenue Code. The plan includes a provision whereby the Company partially matches employee contributions up to a maximum of 6% of the employees' salary. The plan also includes a supplemental contribution feature whereby a Company contribution would be made to all eligible employees upon achievement of specific return on investment goals as defined by the plan.
   The Company has a management incentive bonus plan for the benefit of its officers and key employees. Incentives are paid to line managers based on performance, against objectives, of their respective operating units. Incentives are paid to corporate officers on the basis of total Company performance against objective.

A.M. Castle & Co. and Subsidiaries
Notes To Consolidated Financial Statements (continued)

Amounts accrued and charged to income under each plan are included as part of accrued payroll and employee benefits at each respective year end. The amounts charged to income are summarized below (in thousands):

- --------------------------------------------------------------------------
                                                     1994     1993    1992
- --------------------------------------------------------------------------
Profit sharing and 401-K..........................  $2,224   $  244   $227
                                                    =======  =======  =====
Management incentive..............................  $2,678   $1,412   $679
                                                    =======  =======  =====
- --------------------------------------------------------------------------

   The Company provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these plans. Effective January 1, 1992, the Company adopted the requirements of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company elected to immediately recognize the accumulated liability, measured as of January 1, 1992, which totalled $2,591,000. The cumulative prior years' effect of the change in accounting method resulted in a net of income tax charge to earnings of $1,577,000, or $.15 per share. This change in accounting principle had no significant effect on the current year's expense.
   Net postretirement benefit cost for 1994, 1993 and 1992 includes the following components (in thousands):

- --------------------------------------------------------------------------
                                                       1994   1993   1992
- --------------------------------------------------------------------------
Service cost.........................................  $128   $129   $147
Interest cost on accumulated postretirement benefit
 obligation..........................................   238    233    224
Amortization of unrecognized prior service cost......    17    (26)    --
Amortization of unrecognized net (gain) or loss......   (25)     8     --
                                                       ----   ----   ----
Net periodic postretirement benefit cost.............  $358   $344   $371
                                                       =====  =====  =====
- --------------------------------------------------------------------------

   The following is a reconciliation between the plan's funded status and the accrued postretirement benefit obligation as reflected on the balance sheet as of December 31, 1994, 1993 and 1992 (in thousands):

- --------------------------------------------------------------------------
                                               1994       1993       1992
- --------------------------------------------------------------------------
Accumulated postretirement benefit
 obligation:
 Retirees...................................  $1,354     $1,491     $  589
 Fully eligible active plan participants....     149        214        374
 Other active plan participants.............   1,524      1,560      1,792
                                              ------     ------     ------
                                               3,027      3,265      2,755
 Unrecognized prior service cost............     238        264         --
 Unrecognized net loss......................    (324)      (647)      (176)
                                              ------     ------     ------
 Accrued postretirement benefit
   obligation...............................  $2,941     $2,882     $2,579
                                              =======    =======    =======
- ---------------------------------------------------------------------------

   Future benefit costs were estimated assuming medical costs would increase at a 12 3/4% annual rate for the first year, with annual increases decreasing by 0.5% per year for five years, and 1% per year thereafter until an ultimate trend rate of 5 3/4% is reached. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 1994 by $211,000 with no significant effect on the 1994 postretirement benefit expense. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.75% in 1994, 7.75% in 1993 and 9.0% in 1992.

(7) Common stock

On July 28, 1994, the Company declared a 50% stock dividend which was accounted for as a 3-for-2 stock split and had no effect on common stock or reinvested earnings. All per share amounts presented reflect the effect of the 50% stock dividend on a retroactive basis.
   Changes in the common and treasury stock accounts during 1994, 1993 and 1992 were as follows (dollars in thousands):

- ---------------------------------------------------------------------------
                                        Common Stock         Treasury Stock
                                  -----------------------------------------
                                  Shares
                                  Issued      Amount      Shares     Amount
- ---------------------------------------------------------------------------
December 31, 1991...........  11,396,394     $21,813     482,332     $1,855
 Other......................          --          --          (1)        --
                              ----------     -------     -------     ------
December 31, 1992...........  11,396,394      21,813     482,331      1,855
 Stock options exercised....      15,300         125      11,709        115
 Other......................          --          --         180          2
                              ----------     -------     -------     ------
December 31, 1993...........  11,411,694      21,938     494,220      1,972
 Stock options exercised....     252,962       2,108     102,344      1,404
 Other......................      11,430          68        (123)        (1)
                              ----------     -------     -------     ------
December 31, 1994...........  11,676,086     $24,114     596,441     $3,375
                              ============   =========   =========   =======
- ---------------------------------------------------------------------------

   The Company has long-term stock incentive and stock option plans for the benefit of officers and key management employees. The 1989 Long-Term Incentive Plan authorized up to 337,500 shares of common stock for use under the Plan. Compensation expense under this plan is recognized ratably over the employee's vesting period as determined by the Plan. In 1994 11,858 shares were awarded and compensation expense in the amount of $117,000 was recognized. No shares were awarded under this plan in 1993 or 1992.
   In January 1990 the Board of Directors authorized the issuance of restricted stock and incentive stock options. Restricted stock awards involve shares issued immediately, or at a future date, upon fulfillment of stated conditions. Incentive stock options become

A.M. Castle & Co. and Subsidiaries
Notes To Consolidated Financial Statements (continued)

exercisable beginning one year from date of grant and expire five years from date of grant if not exercised. The 1990 Restricted Stock and Stock Option Plan authorizes the issuance of up to 525,000 shares of common stock for use under the plan. A summary of plan transactions for 1994, 1993 and 1992 is as follows:

- --------------------------------------------------------------------------
                                                Option        Exercise
                                                Shares          Price
- --------------------------------------------------------------------------
December 31, 1992.........................     337,500     7.083 --  8.833
 Granted..................................      12,450     8.167 --  8.250
 Forfeitures..............................      (4,200)    7.833 --  8.833
 Exercised................................     (15,300)    7.083 --  8.833
                                              --------     ---------------
December 31, 1993.........................     330,450     7.833 --  8.833
 Granted..................................     168,750         15.083
 Forfeitures..............................          --           --
 Exercised................................    (252,962)    7.833 --  8.833
                                              --------     ---------------
December 31, 1994.........................     246,238     7.833 -- 15.083
                                              ==========   ===============
- --------------------------------------------------------------------------

(8) Contingent liabilities

The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company's business affairs. It is the opinion of counsel that no significant uninsured liability will result from the outcome of the litigation, and thus there is no material financial exposure to the Company.
   The Company was contingently liable as endorser on discounted trade acceptances aggregating $5.2 million at December 31, 1994. Also, the Company has $3.7 million of irrevocable letters of credit outstanding to comply with the insurance reserve requirements of its workers' compensation insurance carrier.

(9) Selected quarterly data (unaudited)

The unaudited quarterly results of operations for 1994 and 1993 are as follows (dollars in thousands, except per share data -- Note 7):

- --------------------------------------------------------------------------
                                  First      Second     Third      Fourth
                                 Quarter    Quarter    Quarter    Quarter
- --------------------------------------------------------------------------
1994 quarters
 Net sales.....................  $133,848   $131,821   $132,187   $138,712
 Gross profit..................    36,347     34,898     35,899     38,038
 Net income....................  $  3,642   $  3,353   $  3,782   $  4,633
 Net income per share..........  $    .33   $    .30   $    .34   $    .42
1993 quarters
 Net sales.....................  $119,869   $121,042   $117,118   $116,079
 Gross profit..................    30,053     30,943     30,273     31,016
 Net income....................  $  1,754   $  1,613   $  1,436   $  2,096
 Net income per share..........  $    .16   $    .15   $    .13   $    .19
- --------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Report of Independent Public Accountants

To the Stockholders and Board of Directors of A.M. Castle & Co.:

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. (a Delaware corporation) and Subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, reinvested earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.M. Castle & Co. and Subsidiaries as of December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.
   As discussed in Notes 3 and 6 to the consolidated financial statements, effective January 1, 1992, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

                             ARTHUR ANDERSEN LLP
Chicago, Illinois,
February 6, 1995.

A.M. Castle & Co. and Subsidiaries
Consolidated Eleven-Year Financial and
Operating Summary

- ---------------------------------------------------------------------------------------------------------------------------------
          (Dollars in millions, except employee and per share data-Note 7)                    1994           1993           1992
- ---------------------------------------------------------------------------------------------------------------------------------
Supplemental     Tons sold (in thousands)............................................           338            308            249
Summary of       Net sales...........................................................        $536.6         $474.1         $423.9
Earnings         Cost of sales.......................................................         391.4          351.8          313.7
                                                                                             ------         ------         ------
                 Gross profit........................................................         145.2          122.3          110.2
                 Operating expenses..................................................         112.1          102.1           94.9
                 Depreciation........................................................           4.6            4.8            4.9
                                                                                             ------         ------         ------
                 Profit from operations..............................................          28.5           15.4           10.4
                 Interest expense, net...............................................           3.2            3.8            4.3
                                                                                             ------         ------         ------
                 Income before income taxes..........................................          25.3           11.6            6.1
                 Income taxes........................................................           9.9            4.7            2.7
                                                                                             ------         ------         ------
                 Net income..........................................................          15.4            6.9           3.41
                 Cash dividends......................................................           3.6            2.9            2.9
                                                                                             ------         ------         ------
                 Reinvested earnings.................................................        $ 11.8         $  4.0         $  0.5
                                                                                             =======        =======        =======
- ---------------------------------------------------------------------------------------------------------------------------------
Share Data       Number of shares outstanding at year-end (in thousands).............        11,080         10,917         10,914
(Note 7)         Net income per share................................................        $ 1.40         $  .63         $  .31
                 Cash dividends per share............................................        $  .33         $  .27         $  .27
                 Book value per share................................................        $ 7.42         $ 6.37         $ 6.00

- ---------------------------------------------------------------------------------------------------------------------------------
Financial        Working capital.....................................................        $ 76.0         $ 86.1         $ 75.3
Position         Property, plant and equipment, net..................................        $ 41.2         $ 41.0         $ 43.2
at Year-End      Total assets........................................................        $213.1         $204.2         $195.2

                 Short-term debt.....................................................        $   --         $   --         $   --
                 Long-term debt......................................................        $ 38.5         $ 58.0         $ 53.0
                 Stockholders' equity................................................        $ 82.2         $ 69.5         $ 65.5

- ---------------------------------------------------------------------------------------------------------------------------------
Financial        Return on sales.....................................................           2.9%           1.5%           0.8%
Ratios           Asset turnover......................................................           2.5            2.3            2.2
                 Return on assets....................................................           7.2%           3.4%           1.7%
                 Leverage factor.....................................................           3.1            3.1            3.0
                 Return on opening stockholders' equity..............................          22.2%          10.5%           5.2%
                 Percent earnings reinvested.........................................          76.6%          58.0%          14.7%
                 Percent increase (decrease) in equity...............................          18.3%           6.1%           1.2%

- ----------------------------------------------------------------------------------------------------------------------------------
Other Data       Additions to property, plant and equipment..........................        $  7.9         $  4.6         $  1.8
                 Stockholders at year-end............................................         1,639          1,625          1,670
                 Employees at year-end...............................................         1,185          1,204          1,196
                 Per employee data (in thousands)
                 Net sales...........................................................        $452.8         $393.8         $354.4
                 Gross profit........................................................        $122.5         $101.6         $ 92.1
                 Operating expenses, including depreciation..........................        $ 98.5         $ 88.8         $ 83.4
                 Profit from operations..............................................        $ 24.0         $ 12.8         $  8.7

- ---------------------------------------------------------------------------------------------------------------------------------

This schedule is prepared reflecting accounting changes as required or allowed to more fairly present the results of operations over the eleven-year period. Statements for years preceding these changes have not been revised to reflect their retroactive application of these changes. Refer to prior year annual reports for specific accounting changes.
- ---------------
 1992 net income represents the net results from operations before the cumulative prior years' effect of adopting SFAS No. 106 and SFAS No. 109 (Notes 3 and 6).

- ------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------
 1991       1990       1989       1988       1987       1986       1985       1984
- -----------------------------------------------------------------------------------
   234        248        255        277        258        231        211        230
$436.4     $478.9     $501.1     $499.3     $376.1     $322.9     $307.2     $328.4
 331.1      363.6      380.6      375.1      282.1      240.6      224.0      237.5
- ------     ------     ------     ------     ------     ------     ------     ------
 105.3      115.3      120.5      124.2       94.0       82.3       83.2       90.9
  92.8       97.5       96.7       92.6       74.9       74.6       70.1       71.0
   5.3        5.2        4.4        3.9        3.7        3.6        3.3        3.2
- ------     ------     ------     ------     ------     ------     ------     ------
   7.2       12.6       19.4       27.7       15.4        4.1        9.8       16.7
   6.8        6.8        5.1        5.1        3.3        4.1        3.1        2.9
- ------     ------     ------     ------     ------     ------     ------     ------
    .4        5.8       14.3       22.6       12.1        0.0        6.7       13.8
    .2        2.7        5.6        8.9        5.5       (0.1)       3.0        6.7
- ------     ------     ------     ------     ------     ------     ------     ------
    .2        3.1        8.7       13.7        6.6        0.1        3.7        7.1
   3.9        4.9        4.7        3.5        3.0        3.0        2.8        2.0
- ------     ------     ------     ------     ------     ------     ------     ------
$ (3.7)    $ (1.8)    $  4.0     $ 10.2     $  3.6     $ (2.9)    $  0.9     $  5.1
=======    =======    =======    =======    =======    =======    =======    =======
- ------------------------------------------------------------------------------------
10,914     10,893     10,830     10,785     10,705     10,660     10,632     10,566
$  .02     $  .29     $  .80     $ 1.27     $  .62     $  .01     $  .35     $  .67
$  .36     $  .45     $  .43     $  .32     $  .28     $  .29     $  .26     $  .19
$ 5.93     $ 6.27     $ 6.44     $ 6.07     $ 5.17     $ 4.83     $ 5.10     $ 5.02

- ------------------------------------------------------------------------------------
$ 79.7     $ 89.9     $ 75.8     $ 89.0     $ 47.9     $ 47.5     $ 50.5     $ 43.5
$ 47.4     $ 54.8     $ 45.3     $ 39.4     $ 35.7     $ 38.4     $ 35.8     $ 36.7
$190.4     $226.6     $202.3     $211.9     $158.7     $145.6     $138.3     $135.0
$   .2     $ 11.9     $   .5     $   --     $  6.0     $ 14.0     $  2.0     $  3.0
$ 63.3     $ 76.7     $ 51.0     $ 61.0     $ 27.8     $ 30.8     $ 30.2     $ 24.4
$ 64.7     $ 68.3     $ 69.7     $ 65.5     $ 55.3     $ 51.5     $ 54.2     $ 53.1

- ------------------------------------------------------------------------------------
   0.1 %      0.7%       1.7%       2.7%       1.8%       0.1%       1.2%       2.2%
   2.3        2.1        2.5        2.4        2.3        2.2        2.2        2.4
   0.1 %      1.4%       4.3%       6.5%       4.2%       0.1%       2.7%       5.3%
   2.8        3.3        3.1        3.8        3.1        2.8        2.6        2.8
   0.3 %      4.5%      13.2%      24.7%      12.9%       0.2%       7.0%      14.9%
    -- %       --%      46.3%      74.8%      54.0%        --%      24.3%      71.8%
  (5.3)%     (2.0)%      6.4%      18.5%       7.3%      (5.0)%      2.1%      11.1%

- -------------------------------------------------------------------------------------
$  3.3     $ 13.4     $ 10.4     $  7.8     $  2.6     $  6.2     $  3.1     $  4.7
 1,750      1,730      1,747      1,732      1,750      1,843      1,893      1,873
 1,268      1,379      1,371      1,373      1,232      1,227      1,258      1,356
$344.2     $347.3     $365.5     $363.7     $305.3     $263.2     $244.2     $242.2
$ 83.0     $ 83.6     $ 87.9     $ 90.5     $ 76.3     $ 67.0     $ 66.1     $ 67.0
$ 77.4     $ 74.5     $ 73.7     $ 70.3     $ 63.8     $ 63.7     $ 58.3     $ 54.7
$  5.6     $  9.1     $ 14.2     $ 20.2     $ 12.5     $  3.3     $  7.8     $ 12.3

- ------------------------------------------------------------------------------------

                        [Description of Graphics Omitted
                             from EDGAR Submission]

1. On the cover of the Annual Report and on the left side of the inside cover, the left side of page 2 and center top of page 4-5 is a photograph of a laser beam ending in a starburst on the left.

2. On page 1, there are three vertical bar charts on the bottom 1/2 of the page. The first chart shows net sales of $424,000,000, $479,000,000 and $536,000,000 for the years 1992, 1993 and 1994, respectively. The second vertical bar shows net income of $3,000,000, $7,000,000 and $15,000,000 for the years 1992, 1993 and 1994, respectively. The third bar chart shows long term debt of $53,000,000, $58,000,000 and $38,000,000 for the years
     1992, 1993 and 1994, respectively. The fourth bar chart shows net worth of $65,000,000, $69,000,000 and $82,000,000 for the years 1992, 1993 and 1994, respectively.

3. The photograph on the left side of page 2 depicts Michael Simpson, Chairman of the Board, left and Richard G. Mork, President and Chief Executive Officer, right, both standing and facing front.

4.   On page 20, there are two charts:

     The first chart which is in the upper third of the page shows the compound rate of return of Castle stock versus inflation and the S&P Index.
     Castle's returns are shown in the form of straight line segments connected with a solid color beneath from the year 1982 through 1994. The S&P Index is shown by a dotted black line and inflation is shown by a solid black line. The chart depicts inflation over a 15 year period running from slightly under $200 to $200. The chart shows a steady upward course of the S&P Index 500 rising from approximately $200 to somewhere in the neighborhood of $750. The chart shows the solid color, A. M. Castle's compound rate of return, also rising with some dips and valleys from $200 to slightly over $1,800.

     The second chart which appears on the bottom half of the page shows 15 year dividend payout in thousands of dollars by year the total amount of dividend payouts for each year joined by a straight line with the area beneath the line shaded. The graph commencing at slightly below $1,000,000 shows a rise in total dividends from 1982 to 1994, with a dip from 1984 to 1985, and then a rise again steadily to 1990 with a decrease in total dividends from 1990 to 1992 and 1992 dividends remaining flat at slightly under $3,000,000 and then rising to approximately $3,750,000 in 1994.