Form 10-Q/A
period 1995-03-31
CASTLE A M & CO
filed 1995-06-26
CIK 18172

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended                   March 31, 19954

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

   Common Stock No Par Value - 11,090,006 shares as of April 30, 1995.

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

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                             Mar. 31  Dec. 31  Mar. 31
   Assets                                    1995     1994     1994
   Cash. . . . . . . . . . . . . . . . .$  3,419  $    976  $  2,770
   Accounts receivable, net. . . . . . .  74,282    58,892    55,510
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . .  96,990    98,215    94,068
        Total current assets . . . . . .$174,691  $158,083  $152,348
   Prepaid expenses and other assets . .  12,957    13,854    10,919
   Fixed assets, net . . . . . . . . . .  42,220    41,190    40,570
        Total assets . . . . . . . . . .$229,868  $213,127  $203,837
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 73,403  $ 61,282   $48,054
   Accrued liabilities . . . . . . . . .  11,983    14,704     9,598
   Income taxes payable. . . . . . . . .   7,492     2,321     2,946
   Current portion of long-term debt . .   3,768     3,831     5,010
        Total current liabilities. . . .  96,646    82,138    65,608
   Long-term debt, less current portion.  33,837    38,531    54,903
   Deferred income taxes . . . . . . . .   7,696     7,772     8,034
   Post retirement benefit obligations .   2,558     2,525     2,528
   Stockholders' equity. . . . . . . . .  89,131    82,161    72,764
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$229,868  $213,127  $203,837

   SHARES OUTSTANDING. . . . . . . . . .  11,081    11,079   10,964*
   BOOK VALUE PER SHARE. . . . . . . . .$   8.04  $   7.42  $  6.62*
   WORKING CAPITAL . . . . . . . . . . .$ 78,045  $ 75,945  $86,740
   WORKING CAPITAL PER SHARE . . . . . .$   7.04  $   6.85  $  7.90*

   CONDENSED STATEMENTS OF CASH FLOWS                (Unaudited)
   (Dollars in thousands)                        For the Three Months
                                                   Ended March 31,
   Cash flows from operating activities:             1995      1994
     Net income. . . . . . . . . . . . . . . .   $  8,246  $  3,642
     Depreciation. . . . . . . . . . . . . . .      1,092     1,186
     Other . . . . . . . . . . . . . . . . . .      1,005       556
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .     10,343     5,384
     (Increase) decrease in working capital. .        256      (331)
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .     10,599     5,053
   Cash flows from investing activities:
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .     (2,122)      156
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .     (2,122)      156

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .     (4,757)    3,546
     Dividends paid. . . . . . . . . . . . . .     (1,331)     (876)
     Other . . . . . . . . . . . . . . . . . .         54       455
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .     (6,034)   (3,967)
   Net increase (decrease) in cash . . . . . .      2,443     1,242
     Cash - beginning of year. . . . . . . . .        976     1,528
     Cash - end of period. . . . . . . . . . .   $  3,419  $  2,770
   Supplemental disclosure on cash flow information:
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $  1,082  $  1,372
        Income taxes . . . . . . . . . . . . .   $    294  $    560


   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                       For the Three Months Ended
   (Unaudited)                                 March 31,
                                          1995          1994
   Net sales . . . . . . . .            $169,056      $133,848
   Cost of material sold . .             121,757        97,501
     Gross profit on sales .              47,299        36,347
   Operating expenses. . . .              31,825        28,371
   Depreciation expense. . .               1,092         1,186
   Interest expense, net . .                 747           874
   Total . . . . . . . . . .              33,664        30,431

   Income before taxes . . .              13,635         5,916

   Income Taxes:
     Federal . . . . . . . .               4,336         1,836
     State . . . . . . . . .               1,053           438
                                           5,389         2,274

   Net income. . . . . . . .               8,246         3,642

   Net income per share. . .            $    .74       $   .33

   Financial Ratios:
     Return on sales . . . .               4.88%         2.72%
     Asset turnover. . . . .               2.94          2.63
     Return on assets. . . .              14.35%         7.15%
     Leverage factor . . . .               2.80          2.93
     Return on opening
      stockholders' equity .              40.15%        20.95%

   Other Data:
     Cash dividends paid . .            $  1,331      $   876
     Dividends per share . .                 .12          .08*

     Average number of shares
      outstanding. . . . . .              11,080       10,950*
     Tons sold . . . . . . .              94,901       86,734

   *Restated to reflect a 50% stock dividend.

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 1995, and March 31, 1994, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $58.1 million, $51.7 million, and $46.0 million at March 31, 1995, December 31, 1994 and March 31, 1994 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.












































   Page 6 of 9
                              A. M. CASTLE & CO.

                   Notes to Condensed Financial Statements


   1.   Condensed Financial Statements

        The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1994, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-
        K. The 1995 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1995.

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

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

        Results of Operations        _____________________

        The first quarter of 1995 was a record quarter for A. M. Castle & Co. Net income of $8.2 million exceeded the Company's "previous best" of $4.6 million generated in the second quarter of 1988. A strong economy provided a positive environment for a significant upturn in prices and an increased level of sales activity. Other factors which had a major impact on earnings were an increase in gross margin percentage and continued aggressive management of all expenses.

        First quarter 1995 sales totaled a record $169.1 million, a 26.3% increase over the first quarter of 1994's sales of $133.8 million. Sales unit volume, expressed in tons sold, increased by 9.4% over the same period. Favorable pricing and sales mix caused the sales increase in dollars to outpace the increase in tons sold.

        Gross margin percentage increased to 28.0% as compared to 27.2% for the first quarter of last year. The Company's margin improvement program has continued to produce favorable results. In terms of dollars, total gross profit increased by almost $11.0 million over the first quarter of last year. Of this amount, approximately $5.7 million was due to higher prices, $3.8 million due to increased physical volume and the balance due to changes in sales mix and cost savings from sourcing arrangements.

        Operating expenses were up by approximately $3.4 million (12.0%) over the comparable period last year. As a percentage of sales, however, first quarter 1995 operating expenses decreased to 18.8% from 21.1% for the first quarter of 1994. The expense increases experienced during the quarter were in volume driven and profit related expense categories. Expenses that increased due to the 9.4% rise in physical volume were warehouse wages, overtime, trucking expenses, commercial freight, and repairs and maintenance. Accruals for incentive and profit sharing expense were up significantly due to our record profits.

        Depreciation expense decreased to $0.1 million (7.9%) as compared to the first quarter of 1994 primarily due to the sale and leaseback of equipment purchased in 1994 and 1993, which had the effect of reducing depreciation expense and increasing rental expense. Rental expense is included in operating expenses, which were discussed above.

        Interest expense was down by approximately $0.1 million due to lower debt levels. Total funded borrowing decreased by $22.3 million since the first quarter of 1994. The debt reduction served to keep interest expense down even though interest rates have increased due to Federal Reserve rate hikes.

        Liquidity and Capital Resources        _______________________________

        The Company has managed to control working capital needs despite the upward pressure generated from the continued increase in business activity. Accounts receivable rose by $18.8 million due to the sharply increased sales volume. Net inventory, however, was only up by $2.9 million as the Company continued its efforts to hold inventory levels down despite the increased sales volume. Trade payables were up by approximately $25.3 million as a result of deferred terms negotiated with several vendors. Total bank and long term borrowing decreased by $22.3 million as compared to the balance at March 31, 1994.

        The Company has unused committed and uncommitted lines of bank credit of $137.0 million as of March 31, 1995 as compared to $104.2 million as March 31, 1994.

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


                                      A. M. Castle & Co.
                                         (Registrant)


   Date:  May 5, 1995                 By:  /ss/ J. A. Podojil
                                          J. A. Podojil
                                          Treasurer/Controller


                                      (Mr. Podojil is the Chief Accounting
                                      Officer and has been authorized to
                                      sign on behalf of the Registrant).