Form 10-Q/A
period 1995-03-31
CASTLE A M & CO
filed 1995-08-14
CIK 18172

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended                   June 30, 1995

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

   Common Stock No Par Value - 11,126,383 shares as of July 31, 1995.

                              A. M. CASTLE & CO.


                        Part I.  FINANCIAL INFORMATION


                                                                Page
                                                              Number

   Part I.  Financial Information

        Item 1.  Financial Statements . . . . . . . . . . . .      3

                 Condensed Balance Sheets . . . . . . . . . .      3

                 Comparative Statements of Cash Flows . . . .      3

                 Comparative Statements of Income . . . . . .      4

                 Notes to Condensed Financial Statements. . .      5

        Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations . . . .  6 - 7

   Part II.  Other Information

        Item 1.  Legal Proceedings . . . . . . . . . . . . . .     8

        Item 4.  Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . 8 - 9

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . .     9

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                           June 30    Dec. 31  June 30
   Assets                                  1995      1994      1994
   Cash. . . . . . . . . . . . . . . . .$    802  $    976 $   1,062
   Accounts receivable, net. . . . . . .  69,915    58,892    57,459
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . . 104,257    98,215    87,336
        Total current assets . . . . . .$174,974  $158,083  $145,857
   Prepaid expenses and other assets . .  16,403    13,854    10,987
   Fixed assets, net . . . . . . . . . .  44,153    41,190    41,191
        Total assets . . . . . . . . . .$235,530  $213,127  $198,035
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 68,429  $ 61,282  $ 48,915
   Accrued liabilities . . . . . . . . .  14,506    14,704    12,332
   Income taxes payable. . . . . . . . .   3,372     2,321     1,101
   Current portion of long-term debt . .   4,334     3,831     4,835
        Total current liabilities. . . .  90,641    82,138    67,183
   Long-term debt, less current portion.  39,637    38,531    44,858
   Deferred income taxes . . . . . . . .   7,857     7,772     7,971
   Post retirement benefit obligations .   2,607     2,525     2,500
   Stockholders' equity. . . . . . . . .  94,788    82,161    75,523
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$235,530  $213,127  $198,035

   SHARES OUTSTANDING. . . . . . . . . .  11,124    11,079    11,052
   BOOK VALUE PER SHARE. . . . . . . . . $  8.52  $   7.42  $   6.83
   WORKING CAPITAL . . . . . . . . . . .$ 84,333  $ 75,945  $ 78,674
   WORKING CAPITAL PER SHARE . . . . . .$   7.58  $   6.85  $   7.12

   CONDENSED STATEMENTS OF CASH FLOWS                 (Unaudited)
   (Dollars in thousands)                          For the Six Months
                                                      Ended June 30,
   Cash flows from operating activities:             1995      1994
     Net income. . . . . . . . . . . . . . . .   $ 15,085  $  6,995
     Depreciation. . . . . . . . . . . . . . .      2,233     2,375
     Other . . . . . . . . . . . . . . . . . .     (2,047)      622
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .     15,271     9,992
     (Increase) decrease in working capital. .     (9,399)    5,977
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .      5,872    15,969
   Cash flows from investing activities:
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .     (5,196)   (1,654)
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .     (5,196)   (1,654)

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .      1,609   (13,766)
     Dividends paid. . . . . . . . . . . . . .     (2,664)   (1,759)
     Other . . . . . . . . . . . . . . . . . .        205       744
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .       (850)  (14,781)
   Net increase (decrease) in cash . . . . . .       (174)     (466)
     Cash - beginning of year. . . . . . . . .        976     1,528
     Cash - end of period. . . . . . . . . . .   $    802  $  1,062
   Supplemental disclosure on cash flow information:
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $  1,563  $  1,002
        Income taxes . . . . . . . . . . . . .   $  8,700  $  4,644

   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                  For the Three      For the Six
                                  Months Ended       Months Ended
                                    June 30            June 30
                                1995      1994      1995      1994
   Net sales . . . . . . . .  $163,081  $131,821  $332,137  $265,669
   Cost of material sold . .   118,297    96,923   240,054   194,424
     Gross profit on sales .    44,784    34,898    92,083    71,245
   Operating expenses. . . .    31,714    27,330    63,539    55,701
   Depreciation expense. . .     1,141     1,189     2,233     2,375
   Interest expense, net . .       643       850     1,390     1,724
     Total . . . . . . . . .    33,498    29,369    67,162    59,800

   Income before taxes . . .    11,286     5,529    24,921    11,445

   Income Taxes:
     Federal . . . . . . . .     3,595     1,761     7,931     3,597
     State . . . . . . . . .       852       415     1,905       853
                                 4,447     2,176     9,836     4,450

   Net income. . . . . . . .     6,839     3,353    15,085     6,995

   Net income per share. . .  $    .62   $   .30  $   1.36  $    .63

   Financial Ratios:
     Return on sales . . . .     4.19%     2.54%     4.54%     2.63%
     Asset turnover. . . . .     2.77      2.66      2.82      2.68
     Return on assets. . . .    11.61%     6.77%    12.81%     7.06%
     Leverage factor . . . .     2.87      2.85      2.87      2.85
     Return on opening
      stockholders' equity .    33.30%    19.29%    36.72%    20.12%

   Other Data:
     Cash dividends paid . .  $  1,333  $    883  $  2,664  $  1,759
     Dividends per share . .       .12       .08       .24       .16
     Average number of shares
      outstanding. . . . . .    11,096    11,028    11,089    10,995
     Tons sold . . . . . . .    89,573    84,214   184,474   170,948

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 1995, and June 30, 1994, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $65.7 million, $51.7 million, and $48.0 million at June 30, 1995, December 31, 1994 and June 30, 1994 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.











































   Page 6 of 10
                              A. M. CASTLE & CO.

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

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

        Results of Operations        _____________________

        Operating results for 1995 continue to be sharply increased over 1994. Earnings for the three and six month periods ended June 30th were new records for second quarter and first half earnings.
        Strong demand and continued improvements in operating margins were key factors in the Company's improved earnings performance.

        Second quarter sales totaled $163.1 million, a 23.7% increase over the second quarter of 1994's sales of $131.8 million. Through six months, 1995 sales totaled $332.1 million, an increase of 25.0% over the $265.7 million recorded for the first six months of 1994. Sales unit volume, expressed in tons sold, increased by 6.4% over last year's second quarter and 7.9% over the first half of last year. Favorable pricing and sales mix caused the sales increase in dollars to outpace the increase in tons sold.

        Gross margin percentage increased to 27.5% as compared to 26.5% for the second quarter of last year. For the first half of 1995, gross margin percentage was 27.7% as compared to 26.8% for the first six months of 1994. The Company's margin improvement program has continued to produce favorable results in this area. In terms of dollars, total gross profit increased by almost $9.9 million over the second quarter of last year and by $20.8 million over the first half of 1994. The $9.9 million second quarter increase consisted of approximately $5.7 million due to higher prices, $2.8 million due to increased physical volume, and the balance due to changes in sales mix and cost savings from sourcing arrangements.

        Second quarter operating expenses were up by approximately $4.4 million (16.1%) over the comparable period last year. As a percentage of sales however, second quarter 1995 operating expenses decreased to 19.4% from 20.7% for the second quarter of 1994. The expense increase experienced during the quarter occurred in the volume driven and profit related expense categories. As discussed above, unit sales volume was up by 6.4%. This increase led to rises in expense categories such as warehouse wages, overtime, tucking expenses, commercial freight, and repairs and maintenance. In addition, the record earnings levels resulted in significant increases in profit related expense categories such as incentive expense and profit sharing. Year-to-date, operating expenses increased by $7.8 million (14.1%) over the first half of 1994. Again, as a percentage of sales operating expenses decreased to 19.1% in first half 1995 as compared to 21.0% for the first six months of 1994.

        Depreciation expense has decreased slightly from 1994 levels (4.0% for the quarter and 6.0% year-to-date), primarily due to the sale and leaseback of equipment purchased in 1994 and 1993, which has the effect of reducing depreciation expense and increasing rental expense. Rental expense is included in operating expenses which were discussed above.

        Interest expense was down by approximately $0.2 million for the quarter and by $0.3 million for the first six months due to lower debt levels. Total funded borrowing was lower by $5.7 million as compared to the second quarter of 1994. The debt reduction served to keep interest expense down even though interest rates have increased significantly due to Federal Reserve rate hikes.

        Liquidity and Capital Resources        _______________________________

        The Company continued to control working capital needs despite the upward pressure generated from the continued increase in business activity. Accounts receivable increased by $12.5 million, and net inventory increased by $16.9 million, due to sharply increased sales volume as compared to the second quarter 1994 levels. When compared to year-end 1994, accounts receivable are up by $11.0 million and net inventory increased by approximately $6.0 million. Trade payables were up by approximately $19.5 million as compared to second quarter 1994 due to deferred terms negotiated with several vendors. As compared to year-end 1994, trade payables are up by $7.1 million. Total bank and long term borrowing decreased by $5.7 million compared to the balance of June 30, 1994 and increased by $1.6 million from December 31, 1994. Net worth has increased by $19.3 million (25.6%) from June 30, 1994 due to the strong earnings performance.

        The Company has unused committed and uncommitted lines of bank credit of $129.8 million as of June 30, 1995 as compared to $113.9 million at June 30, 1994.

                         Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

             There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

   Item 4.   Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders of the Registrant was held on Thursday, April 27, 1995 at 10:00 a.m. local time, at 3400 North Wolf Road, Franklin Park, Illinois.

             (b) The eleven (11) management nominees were elected to the Board of Directors, and reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule 14(a)-6 of the Securities and Exchange Commission.

           (c)(1) The stockholders at the Annual Meeting approved and ratified the adoption of the 1995 Directors Stock Option Plan of the company, which authorized the issuance of up to One Hundred Fifty Thousand (150,000) shares of common stock of the Company. Reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule 14(a)-6 of the Securities and Exchange Commission for details of the proposal. The vote of the shareholders on the proposal was 9,927,921 for; 200,494 against; 106,906 abstaining; and 844,324 not voting.

              (2) The stockholders at the Annual Meeting approved and
                  ratified the appointment of Arthur Andersen & Co. as the independent public accountants for the year 1995.

                  The vote of the shareholders on the proposal was 10,254,134 for; 6,477 against; 9,666 abstaining; and 809,368 not voting.

          (c)(3)  The voting on Director nominations was as follows:

                                                                Not
                  Director                 For       Withheld  Voting

                  Daniel T. Carroll     10,262,851    7,427    809,367
                  Edward F. Culliton    10,259,869   10,409    809,367
                  William K. Hall       10,262,869    7,409    809,367
                  Robert S. Hamada      10,262,869    7,409    809,367
                  John P. Keller        10,262,869    7,409    809,367
                  John W. McCarter, Jr. 10,262,869    7,409    809,367
                  William J. McDermott  10,262,869    7,409    809,367
                  Richard G. Mork       10,257,732   12,546    809,367
                  John W. Puth          10,262,633    7,645    809,367
                  Michael Simpson       10,259,801   10,477    809,367
                  Richard A. Virzi      10,259,805   10,473    809,367

   Item 6.   Exhibits and Reports of Form 8-K

             (a)  None

             (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





































   Page 9 of 9

                                  SIGNATURES                     __________


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      A. M. Castle & Co.
                                         (Registrant)


   Date:  August 11, 1995             By:  /ss/ J. A. Podojil
                                          J. A. Podojil
                                          Treasurer/Controller


                                      (Mr. Podojil is the Chief Accounting
                                      Officer and has been authorized to
                                      sign on behalf of the Registrant).