Form 10-Q/A
period 1995-09-30
CASTLE A M & CO
filed 1995-11-13
CIK 18172

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended                   September 30, 1995

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

   Common Stock No Par Value - 11,155,269 shares as of October 31, 1995.

                              A. M. CASTLE & CO.


                        Part I.  FINANCIAL INFORMATION


                                                                Page
                                                              Number

   Part I.  Financial Information

        Item 1.  Financial Statements . . . . . . . . . . . .      3

                 Condensed Balance Sheets . . . . . . . . . .      3

                 Comparative Statements of Cash Flows . . . .      3

                 Comparative Statements of Income . . . . . .      4

                 Notes to Condensed Financial Statements. . .      6

        Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations . . . .  6 - 8

   Part II.  Other Information

        Item 1.  Legal Proceedings . . . . . . . . . . . . . .     8

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . .     8

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                           Sept 30    Dec. 31  Sept 30
   Assets                                  1995      1994      1994
   Cash. . . . . . . . . . . . . . . . .$    854  $    976 $   4,485
   Accounts receivable, net. . . . . . .  68,045    58,892    56,168
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . . 109,150    98,215    97,783
        Total current assets . . . . . .$178,049  $158,083  $158,436
   Prepaid expenses and other assets . .  16,279    13,854    11,712
   Fixed assets, net . . . . . . . . . .  43,868    41,190    42,007
        Total assets . . . . . . . . . .$238,196  $213,127  $212,155
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 59,959  $ 61,282  $ 63,694
   Accrued liabilities . . . . . . . . .  15,649    14,704    12,582
   Income taxes payable. . . . . . . . .   2,304     2,321     1,170
   Current portion of long-term debt . .   2,971     3,831     3,944
        Total current liabilities. . . .  80,883    82,138    81,390
   Long-term debt, less current portion.  47,163    38,531    41,801
   Deferred income taxes . . . . . . . .   8,746     7,772     7,988
   Post retirement benefit obligations .   2,747     2,525     2,533
   Stockholders' equity. . . . . . . . .  98,657    82,161    78,443
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$238,196  $213,127  $212,155

   SHARES OUTSTANDING. . . . . . . . . .  11,149    11,079    11,072
   BOOK VALUE PER SHARE. . . . . . . . . $  8.85  $   7.42  $   7.08
   WORKING CAPITAL . . . . . . . . . . .$ 97,166  $ 75,945  $ 77,046
   WORKING CAPITAL PER SHARE . . . . . .$   8.72  $   6.85  $   6.96

   CONDENSED STATEMENTS OF CASH FLOWS                 (Unaudited)
   (Dollars in thousands)                           For the Nine Months
                                                     Ended Sept. 30,
   Cash flows from operating activities:             1995      1994
     Net income. . . . . . . . . . . . . . . .   $ 20,478  $ 10,777
     Depreciation. . . . . . . . . . . . . . .      3,316     3,527
     Other . . . . . . . . . . . . . . . . . .       (561)      259
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .     23,233    14,563
     (Increase) decrease in working capital. .    (21,150)   11,607
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .      2,083    26,170
   Cash flows from investing activities:
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .     (5,994)   (3,621)
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .     (5,994)   (3,621)

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .      7,772   (17,714)
     Dividends paid. . . . . . . . . . . . . .     (4,333)   (2,644)
     Other . . . . . . . . . . . . . . . . . .        350       766
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .      3,789   (19,592)
   Net increase (decrease) in cash . . . . . .       (122)    2,957
     Cash - beginning of year. . . . . . . . .        976     1,528
     Cash - end of period. . . . . . . . . . .   $    854  $  4,485
   Supplemental disclosure on cash flow information:
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $  2,540  $  2,977
        Income taxes . . . . . . . . . . . . .   $ 12,467  $  7,057

   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                 For the Three       For the Nine
                                 Months Ended        Months Ended
                                   Sept. 30,          Sept. 30,
                                1995      1994      1995      1994
   Net sales . . . . . . . .  $149,023  $132,187  $481,160  $397,856
   Cost of material sold . .   108,297    96,288   348,351   290,712
     Gross profit on sales .    40,726    35,899   132,809   107,144
   Operating expenses. . . .    29,877    27,662    93,416    83,363
   Depreciation expense. . .     1,083     1,152     3,316     3,527
   Interest expense, net . .       785       804     2,175     2,528
     Total . . . . . . . . .    31,745    29,618    98,907    89,418

   Income before taxes . . .     8,981     6,281    33,902    17,726

   Income Taxes:
     Federal . . . . . . . .     2,894     2,021    10,825     5,618
     State . . . . . . . . .       694       478     2,599     1,331
                                 3,588     2,499    13,424     6,949

   Net income. . . . . . . .     5,393     3,782    20,478    10,777

   Net income per share. . .  $    .48   $   .34  $   1.84  $    .98

   Financial Ratios:
     Return on sales . . . .     3.62%     2.87%     4.26%     2.71%
     Asset turnover. . . . .     2.50      2.49      2.69      2.50
     Return on assets. . . .     9.06%     7.13%    11.46%     6.78%
     Leverage factor . . . .     2.90      3.05      2.90      3.05
     Return on opening
      stockholders' equity .    26.26%    21.76%    33.23%    20.67%

   Other Data:
     Cash dividends paid . .  $  1,669  $    885  $  4,333  $  2,644
     Dividends per share . .       .15       .08       .39       .24
     Average number of shares
      outstanding. . . . . .    11,132    11,066    11,103    11,018
     Tons sold . . . . . . .    80,263    82,932   264,737   253,880

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 1995, and September 30, 1994, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $67.1 million, $51.7 million, and $49.9 million at September 30, 1995, December 31, 1994 and September 30, 1994 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.











































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

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

        Results of Operations        _____________________

        Operating results for 1995 continue to be sharply increased over 1994. Earnings for the three and nine month periods ended September 30th were new records for the third quarter and nine month's earnings. Higher prices and continued improvements in operating margins were key factors in the Company's improved earnings performance.

        Third quarter sales totaled $149.0 million, a 12.7% increase over third quarter 1994 sales of $132.2 million. Through nine months, 1995 sales totaled $481.2 million, an increase of 21.2% over the $397.9 million recorded for the first nine months of 1994. Sales unit volume, expressed in tons sold, decreased by 3.2% compared to the third quarter 1994, but increased by 4.3% over the first nine months of last year. Favorable pricing and sales mix caused the sale increase in dollars to outpace the increase in tons sold.

        The Company's margin improvement program has continued to produce favorable results, with the third quarter gross margin percentage increasing to 27.3% as compared to 27.2% for the third quarter last year. For the first nine months of 1995, gross margin percentage was 27.6% as compared to 26.9% for the first nine months of 1994. In terms of dollars, total gross profit increased by $4.8 million over the third quarter of last year and by $25.7 million over the first nine months of 1994. The $4.8 million third quarter increase consisted of an increase of approximately $4.6 million due to higher prices, a decrease of $0.5 million due to lower physical volume, and an increase of approximately $0.7 million due to changes in sales mix.

        Third quarter operating expenses were up by approximately $2.2 million (8.0%) over the comparable period last year. As a percentage of sales however, third quarter 1995 operating expenses decreased to 20.0% from 20.9% for the third quarter of 1994. The expense increases experienced during the quarter were primarily in payroll and payroll related accounts (up approximately $1.0 million), and in processing-related expenses such as repairs and maintenance, warehouse supplies and utilities. Other expense increases were noted in trucking, communications and rents. Year-to-date, operating expenses increased by $10.1 million (12.1%) over the first nine months of 1994. Again, as a percentage of sales, operating expenses decreased to 19.4% for the first nine months of 1995 as compared to 21.0% for the first nine months of 1994.

        Depreciation expense has decreased from 1994 levels (6.0% for both the quarter and year-to-date), primarily due to sales and leasebacks of equipment purchased in 1994 and 1993, which have the effect of reducing depreciation and interest expense and increasing rental expense. Rental expense is included in operating expenses which were discussed above.

        Interest expense was relatively unchanged from the third quarter of 1994, and was down by $0.4 million for the first nine months due to lower debt levels earlier in the year. Total funded borrowing increased by $4.4 million as compared to the third quarter of 1994. However, average 1995 funded borrowing for the first nine months of 1995 was approximately $10.0 million below 1994's level for the first nine months. The debt reduction served to keep interest expense down even though interest rates have increased due to Federal Reserve rate hikes.

        Liquidity and Capital Resources        _______________________________

        The Company continued to control working capital needs despite the upward pressure generated from the continued increase in business activity. Accounts receivable increased by $11.9 million, and net inventory has increased by $11.4 million as compared to September 30, 1994 due to the sharply increased sales volume. As compared to year-end 1994, accounts receivable are up by $9.2 million and net inventory increased by approximately $10.9 million. Total bank and long term borrowing increased by $4.4 million as compared to the balance at September 30, 1994 and increased by $7.7 million from December 31, 1994. Finally, as a result of the strong earnings performance, net worth has increased by $20.2 million (25.8%) from September 30, 1994.

        The Company has unused committed and uncommitted lines of bank credit of $132.2 million as of September 30, 1995 as compared to $117.0 million at September 30, 1994.

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