Form 10-K405
period 1995-12-31
CASTLE A M & CO
filed 1996-03-28
CIK 18172

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                             (Fee Required)


For the fiscal year ended  December 31, 1995   Commission File Number:  1-5415


                             A. M. CASTLE & CO.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         Delaware                               36-0879160
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

3400 North Wolf Road, Franklin Park, Illinois      60131
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (847) 455-7111
                                                   -----------------
Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange on
    Title of each class                   which registered
--------------------------            ---------------------------
Common Stock - no par value           American and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:     None
                                                            ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    ------            ------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.
                                             --

The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 1, 1996 was $330,080,190.

The number of shares outstanding of the registrant's common stock on March 1, 1996 was 11,189,159 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated by Reference         Applicable Part of Form 10-K
-----------------------------------         ----------------------------

Annual Report to Stockholders for the            Parts I, II and IV
year ended December 31, 1995

Proxy Statement dated March 8, 1996              Part III
furnished to Stockholders in connection with registrant's Annual Meeting of Stockholders

                                  PART I

Item 1.  Business.


     A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

     In the last three years, sales mix was approximately as follows:

                                   1995   1994    1993
                                   ----   ----    ----
         Carbon and Stainless       77%    78%     77%
         Non-Ferrous Metals         23%    22%     23%
                                   ----   ----    ----
                                   100%   100%    100%

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

     In Mexico, the Company operates through a joint venture, Castle Mexico, S.A. de C.V., and targets a wide range of businesses within the producer durable goods sector.

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

     The major portion of 1995 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

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

Item 2.  Properties.

     The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:

                                          APPROXIMATE
                                         FLOOR AREA IN
         LOCATION                         SQUARE FEET
--------------------                     --------------

     Castle Metals
     -------------
     Atlanta, Georgia                        35,100(1)
     Charlotte, North Carolina               66,700(1)
     Chicago area -
       Franklin Park, Illinois              533,600
     Cincinnati, Ohio                         9,300(1)
     Cleveland area -
       Bedford Heights, Ohio                381,400
     Dallas, Texas                           78,000
     Fairfield, Ohio                         72,000(1)
     Houston, Texas                         109,100
     Kansas City, Missouri                  170,000
     Los Angeles area -
       Paramount, California                264,900
     Milwaukee area -
       Wauwatosa, Wisconsin                  98,000(1)
     Philadelphia, Pennsylvania              71,600
     Salt Lake City, Utah                    22,500(1)
     Stockton, California                    60,000(1)
     Wichita, Kansas                         26,500(1)
     Worcester, Massachusetts                60,000
                                          ------------
          Total Castle Metals             2,058,700

     Hy-Alloy Steels Co.
     -------------------
     Chicago area -
       Bedford Park, Illinois               103,700

     H-A Industries
     --------------
     Hammond, Indiana                       124,000(1)

     A. M. Castle & Co. (Canada) Inc.
     --------------------------------
     Edmonton, Alberta                       36,600(1)
     Montreal, Quebec                        25,600(1)
     Toronto area -
       Mississauga, Ontario                  57,100(1)
       Etobicoke, Ontario                     8,000(1)
     Winnipeg, Manitoba                      20,700(1)
                                          ---------
                                          2,434,400
                                          ---------
                                          ---------

     Sales Offices (Leased)
     ----------------------
     Buffalo, New York
     Detroit, Michigan
     Minneapolis, Minnesota
     Pittsburgh, Pennsylvania
     Phoenix, Arizona
     San Diego, California
     Tulsa, Oklahoma

     (1) Leased: See Note 5 in the 1995 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

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

                                    PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

Item 6.   Selected Financial Data.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required to be filed in Part II (Items 5, 6, and 7) in Form 10-K has been included in the 1995 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5, 6, and 7 are incorporated herein by this specific reference to the 1995 Annual Report to Stockholders: "Common Stock Information", page 25, "Eleven-Year Financial and Operating Summary", pages 22 and 23, and "Financial Review", pages 11 and 12.

Item 8.   Financial Statements and Supplementary Data.

          See Part IV, Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K.

Item 9.   Disagreements on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND TITLE            AGE BUSINESS EXPERIENCE
--------------            -----------------------

Michael Simpson               57   Mr. Simpson began his employment with the
Chairman of the Board              registrant in 1968.  In 1974 Mr. Simpson was
                                   elected President of Hy-Alloy Steels Co.
                                   Mr.Simpson was elected Vice President -
                                   Midwest Region in 1977. In 1979 Mr. Simpson was elected Chairman of the Board.

Richard G. Mork               60   Mr. Mork began his employment with the
President and Chief                registrant in 1957.  In 1997 Mr. Mork was
Executive Officer                  elected to the position of Vice President
                                   - Eastern Region and in 1988 to the position of Senior Vice President and Chief Operating
                                   Officer. In 1990 Mr. Mork was made President and Chief Executive Officer.

Edward F. Culliton            54   Mr. Culliton began his employment with the
Vice President and                 registrant in 1965. Mr. Culliton was elected
Chief Financial Officer            Corporate Secretary in 1972 and Treasurer
                                   in 1975.  In 1977 he was elected Vice
                                   President of Finance.  He is the Chief
                                   Financial Officer.

Sven G. Ericsson              47   Mr. Ericsson began his employment with the
Vice President -                   registrant in 1989. Mr. Ericsson was elected
Internationl                       to the position of Vice President - Eastern
                                   Region in 1989, Vice President - Plate
                                   and Carbon Products Group in 1992, and Vice
                                   President - International in 1995.

M. Bruce Herron               50   Mr. Herron began his employment with the
Vice President -                   registrant in 1970. Mr. Herron was elected
Western Region                     to the position of Vice President -
Western Region                     Western Region in 1989.

Stephen V. Hooks              44   Mr. Hooks began his employment with the
Vice President -                   registrant in 1972.  Mr. Hooks was elected
Midwest Region                     to the position of Vice President -
                                   Midwest Region in 1993.

Fritz Oppenlander             43   Mr. Oppenlander begain his employment with
Vice President -                   the registrant in 1996 and was elected Vice
Operations                         President - Operations in 1996.

Richard G. Phifer             51   Mr. Phifer began his employment with the
Vice President -                   registrant in 1990. Mr. Phifer was elected
Eastern Region                     to the position of Vice President -
                                   Plate and Carbon Products Group in 1991, and Vice President - Eastern Region in 1992.

Alan D. Raney                 44   Mr. Raney began his employment with the
Vice President -                   registrant in 1986. Mr. Raney was elected
Advanced Materials                 Vice President - Midwest Region during
Group                              1989, and Vice President - Advanced Materials
                                   Group in 1990.

Name and Title               Age   Business Experience
--------------               ---   -------------------

Robert A. Rosenow             42   Mr. Rosenow begain his employment with the
Vice President -                   registrant in 1977. In 1995, Mr. Rosenow
Plate and Carbon                   was elected Vice President - Plate Plate
Group                              and Carbon Products Group.

Gise Van Baren                64   Mr. Van Baren began his employment with the
Vice President - Alloy             registrant's Hy-Alloy Steels Co. (acquired
Products Group and                 in 1973) in 1954.  He became Vice President
President - Hy-Alloy Steels        of Hy-Alloy in 1976 and President in
Division                           1979.  He was elected Vice President - Alloy
                                   Products Group in 1991.

James A. Podojil              53   Mr. Podojil began his employment with the
Chief Accounting Officer           registrant in 1968.  In 1977 he was elected
and Treasurer/Controller           to the position of Controller and
                                   and in 1985 was elected to the additional post of Treasurer.

Jerry M. Aufox                53   Mr. Aufox began his employment with the
Secretary and Corporate            registrant in 1977. In 1985 he was elected
Counsel                            to the position of Secretary and Corporate
                                   Counsel.  He is responsible for all
                                   legal affairs of the registrant.

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 8, 1996 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.


Item 11.  Executive Compensation.

     All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 8, 1996, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 8, 1996, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

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


Item 13.  Certain Relationships and Related Transactions.

     None.

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


     Financial statements (incorporated by reference to the 1995 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 1995.

                               A. M. CASTLE & CO.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Public Accountants on Schedules. . . . . . . .Page 12

Consent of Independent Public Accountants with respect to Form S-8 .Page 12

Consolidated Financial Statement Schedules

     Valuation and Qualifying  Accounts - Schedule II .. . . . . . .Page 13



Data incorporated by reference from 1995 Annual Report to Stockholders of
A. M. Castle & Co., included herein -

 Consolidated Statements of Income - For the years ended December 31, 1995,
  1994, and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . Page 14

 Consolidated Statements of Reinvested Earnings - For the years ended
  December 31, 1995, 1994, and 1993. . . . . . . . . . . . . . . . .Page 14

 Consolidated Balance Sheets - December 31, 1995, 1994, and 1993 . .Page 15

 Consolidated Statements of Cash Flows - For the years ended December 31,
  1995,  1994, and 1993. . . . . . . . . . . . . . . . . . . . . . .Page 16

 Notes to Consolidated Financial Statements. . . . . . . . . . .Pages 17-21

 Report of Independent Public Accountants. . . . . . . . . . . . . .Page 21


Exhibits:

 20 - Report furnished to security holders . . . . . . . . . . . . .  Exhibit A
  3 - Articles of Incorporation and amendments . . . . . . . . . . . .Exhibit B
  3 - By laws of the Company . . . . . . . . . . . . . . . . . . . . .Exhibit C
 10 - Long term incentive compensation plan. . . . . . . . . . . . . .Exhibit D
 10 - 1990 restricted stock and stock option plan. . . . . . . . . . .Exhibit E
 10 - Description of management incentive plan . . . . . . . . . . . .Exhibit F

All exhibits listed above are incorporated by reference in accordance with Rule 12b-32 (17 CFR 240.12b-32) as the material has been previously filed as part of registrants form 10-K filing for the fiscal year ended December 31, 1994. The bylaws were amended (Exhibit C) to provide for twelve Directors instead of eleven.

 All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To A. M. Castle & Co.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in the A. M. Castle & Co. 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                 /S/  Arthur Andersen LLP



Chicago, Illinois,
February 5, 1996




                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              WITH RESPECT TO FORM S-8


As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 5, 1996 included in this Annual Report on Form 10-K for the year ended December 31, 1995; and

2. Our report dated February 5, 1996 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1995.






                                 /S/  Arthur Andersen LLP


Chicago, Illinois
March 15, 1996

                                                             SCHEDULE II


                              A. M. CASTLE & CO.

                ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                         VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                               (Dollars in thousands)





                                          1995        1994         1993
                                          ----        ----         ----

Balance, beginning of year                $ 600       $ 600       $ 600

Add  - Provision charged to income          530         345         437
     - Recoveries                            86         154         242

Less - Uncollectible accounts charged
       against allowance                   (616)       (499)       (679)
                                          -----       -----       -----
Balance, end of year                      $ 600       $ 600       $ 600
                                          -----       -----       -----
                                          -----       -----       -----

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
------------------
  (Registrant)



By:  /s/ James A. Podojil
     -----------------------
     James A. Podojil, Treasurer and Controller
  (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the registrant.)

Date: March 1, 1996


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Michael Simpson                      /s/ William K. Hall
----------------------                   ---------------------------
Michael Simpson,                         William K. Hall, Director
Chairman of the Board                    March 1, 1996
March 1, 1996


/s/ Richard G. Mork                      /s/ Robert S. Hamada
---------------------                    ----------------------------
Richard G. Mork, President -             Robert S. Hamada, Director
Chief Executive Officer, and Director    Chairman, Audit Committee
March 1, 1996                            March 1, 1996


/s/ Edward F. Culliton                   /s/ John W. McCarter, Jr.
---------------------                    -----------------------------
Edward F. Culliton, Vice President -     John W. McCarter, Jr., Director
Chief Financial Officer, and Director    March 1, 1996
March 1, 1996


                                         /s/ William J. McDermott
                                         -----------------------------
                                         William J. McDermott, Director
                                         March 1, 1996