Form 10-Q/A
period 1996-03-31
CASTLE A M & CO
filed 1996-05-14
CIK 18172

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended                       March 31, 1996

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

   Registrant's telephone, including area code:  847/455-7111

                                     None
   (Former name, former address and former fiscal year, if changed since last year)

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

   Common Stock No Par Value - 11,189,159 shares as of March 31, 1996.

                              A. M. CASTLE & CO.


                        Part I.  FINANCIAL INFORMATION


                                                                Page
                                                              Number

   Part I.  Financial Information

        Item 1.  Financial Statements . . . . . . . . . . . .      3

                 Condensed Balance Sheets . . . . . . . . . .      3

                 Comparative Statements of Cash Flows . . . .      3

                 Comparative Statements of Income . . . . . .      4

                 Notes to Condensed Financial Statements. . .  5 - 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations . . . .  7 - 8

   Part II.  Other Information

        Item 1.  Legal Proceedings . . . . . . . . . . . . . .     9

        Item 4.  Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . .     9

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . .     9

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                           Mar. 31    Dec. 31  Mar. 31
   Assets                                  1996      1995      1995
   Cash. . . . . . . . . . . . . . . . .$    649  $    667 $   3,419
   Accounts receivable, net. . . . . . .  77,371    63,408    74,282
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . . 107,736    97,766    96,990
        Total current assets . . . . . .$185,756  $161,841  $174,691
   Prepaid expenses and other assets . .  23,263    16,245    12,957
   Fixed assets, net . . . . . . . . . .  48,947    44,463    42,220
        Total assets . . . . . . . . . .$257,966  $222,549  $229,868
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 72,744  $ 60,969  $ 73,403
   Accrued liabilities . . . . . . . . .  11,498    12,776    11,983
   Income taxes payable. . . . . . . . .   4,749       958     7,492
   Current portion of long-term debt . .   3,174     2,756     3,768
        Total current liabilities. . . .  92,165    77,459    96,646
   Long-term debt, less current portion.  43,145    28,015    33,837
   Deferred income taxes . . . . . . . .  10,190    10,893     7,696
   Post retirement benefit obligations .   2,970     2,819     2,558
   Stockholders' equity. . . . . . . . . 109,496   103,363    89,131
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$257,966  $222,549  $229,868

   SHARES OUTSTANDING. . . . . . . . . .  11,189    11,156    11,081
   BOOK VALUE PER SHARE. . . . . . . . .$   9.79  $   9.27  $   8.04
   WORKING CAPITAL . . . . . . . . . . .$ 93,591  $ 84,382  $ 78,045
   WORKING CAPITAL PER SHARE . . . . . .$   8.36  $   7.56  $   7.04

   CONDENSED STATEMENTS OF CASH FLOWS                 (Unaudited)
   (Dollars in thousands)                          For the Nine Months
                                                   Ended March 31,
  Cash flows from operating activities:             1996     1995
   Net income. . . . . . . . . . . . . . . .     $  7,622  $  8,246
     Depreciation. . . . . . . . . . . . . . .      1,235     1,092
     Other . . . . . . . . . . . . . . . . . .       (669)    1,005
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .      8,188    10,343
     (Increase) decrease in working capital. .    ( 9,796)      256
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .    ( 1,608)   10,599
   Cash flows from investing activities:
     Investments and acquisitions. . . . . . .    ( 8,181)        -
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .    ( 4,214)   (2,122)
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .    (12,395)   (2,122)

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .     15 474   ( 4,757)
     Dividends paid. . . . . . . . . . . . . .    ( 1,674)  ( 1,331)
     Other . . . . . . . . . . . . . . . . . .        185        54
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .     13,985   ( 6,034)
   Net increase (decrease) in cash . . . . . .        (18)    2,443
     Cash - beginning of year. . . . . . . . .        667       976
     Cash - end of period. . . . . . . . . . .   $    649  $  3,419
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $    915  $  1,082
        Income taxes . . . . . . . . . . . . .   $  2,056  $    294

   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                    For the Three Months Ended
   (Unaudited)                             March 31,
                                          1995          1994
   Net sales . . . . . . . .            $175,047      $169,056
   Cost of material sold . .             126,042       121,757
     Gross profit on sales .              49,005        47,299
   Operating expenses. . . .              34,231        31,825
   Depreciation expense. . .               1,235         1,092
   Interest expense, net . .                 773           747
   Total . . . . . . . . . .              36,239        33,664

   Income before taxes . . .              12,766        13,635
   Income Taxes:
     Federal . . . . . . . .               4,104         4,336
     State . . . . . . . . .               1,040         1,053
                                           5,144         5,389
        Net income. . . . . . . .          7,622         8,246
   Net income per share. . .            $   0.68       $  0.74

   Financial Ratios:
     Return on sales . . . .               4.35%         4.88%
     Asset turnover. . . . .               2.71          2.94
     Return on assets. . . .              11.82%        14.35%
     Leverage factor . . . .               2.50          2.80
     Return on opening
      stockholders' equity .              29.50%        40.15%

   Other Data:
     Cash dividends paid . .            $  1,674      $ 1,331
     Dividends per share . .            $   0.15      $  0.12
     Average number of shares
      outstanding. . . . . .              11,173       11,080
     Tons sold . . . . . . .              88,163       94,901

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 1996, and March 31, 1995, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $64.2 million, $66.3 million, and $58.1 million at March 31, 1996, December 31, 1995 and March 31, 1995 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

                              A. M. CASTLE & CO.

                   Notes to Condensed Financial Statements


   1.   Condensed Financial Statements

        The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1995, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 1995 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1995.

   2.   Common Stock and Per Share Information

        Net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods.

   3.   Acquisitions

        On January 2, 1996, the Company acquired Total Plastics, Inc., a Michigan based plastics distributor; and on March 11, 1996, Total Plastics, Inc. purchased the net assets of Pontiac Plastics, a Detroit area plastics distributor. Both acquisitions have been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed. The results of operations of Total Plastics, Inc. are included in the Company's financial statements as of the acquisition date. Pro-forma results are not presented as the amounts do not significantly differ from historical results.

   4.   Subsequent Events - Acquisitions

        On April 1, 1996, the Company acquired Cutter Precision Metals, Inc., a Washington based metals distributor. The acquisition will be accounted for as a purchase and accordingly, the results of operations will be included in the Company's consolidated financial statements commencing April 1, 1996.

        On May 1, 1996, this Company along with Duferco Steel, Inc., through their joint venture Depot Metals, L.L.C., purchased a two-thirds interest in Kreher Steel Co., Inc., a Chicago based metals distributor. The Company's interest in the joint venture will be accounted for using the equity method and the Company's share of the operating results of the joint venture will be included in the Company's consolidated financial statements commencing May 1, 1996.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations        _____________________

        Operating results for the first quarter of 1996 were off 8% from the first quarter of 1995. The $7.6 million earned in the first quarter of 1996 represents the second best three month period in the Company's history. The record $8.2 million ($0.74 per share) earned in the first quarter of 1995 was achieved as a result of a significant upturn in prices and a strong level of sales volume, producing a 128% earnings gain over the previous year's earnings.

        First quarter sales totaled $175.0 million, a 3.5% increase over the first quarter of 1995's sales of $169.1 million. Sales unit volume, expressed in tons sold, decreased by 7.1% compared to the same period last year. The higher sales dollars were primarily due to two factors; the acquisition of Total Plastics, Inc. and a 4.6% increase in average prices compared to the first quarter last year. These factors helped offset the decrease in tonnage.

        Gross margin percentage remained very strong at 28.0% for the first quarter of 1996, identical to the margin percentage of 28.0% for the first quarter last year. In terms of dollars, total gross profit increased by $1.7 million over the first quarter of last year. Higher prices and the addition of Total Plastics, Inc. were primarily responsible for the incremental gross profit over last year's first quarter.

        First quarter operating expenses were up by approximately $2.4 million (7.6%) over the comparable period last year. As a percentage of sales, first quarter 1996 operating expenses increased to 19.6% from 18.8% for the first quarter of 1995. The operating expense increases experienced during the quarter were primarily due to the acquisition of Total Plastics, Inc. and the aggressive expansion of value-added services from a year ago. Excluding Total Plastics, Inc., minor expense increases were seen in payroll, equipment rentals, communications and utilities. Increases in these areas occurred primarily in Company locations with expanded processing operations. The severe winter also had an adverse impact on utilities expense.

        Depreciation expense increased by $0.14 million (13.2%) primarily as a result of the acquisition of Total Plastics, Inc. and the expansion of processing capabilities at H-A Industries (the Company's value-added bar processing center in Hammond, Indiana).

        Interest expense was relatively unchanged from the first quarter of 1995. Slightly higher average debt levels were offset by lower average borrowing rates.

        Liquidity and Capital Resources        _______________________________

        Accounts receivables increased by $3.1 million and net inventory has increased by $10.7 million as compared to March 31, 1995. The receivable increase is due to the addition of Total Plastics, Inc. The inventory increase is primarily related to the expansion of certain product initiatives which should provide incremental revenues as the year develops. Total bank and long term borrowing as of March 31, 1996 increased by $8.7 million as compared to the balance of March 31, 1995. As a result of the strong earnings performance, net worth has increased by $20.4 million (22.8%) from March 31, 1995.

        The Company has unused committed and uncommitted lines of bank credit of $145.3 million as of March 31, 1996, as compared to $137.0 million at March 31, 1995.


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


                                      A. M. Castle & Co.
                                         (Registrant)


   Date:  May 10, 1996                By:  /ss/ J. A. Podojil
                                          J. A. Podojil
                                          Treasurer/Controller


                                      (Mr. Podojil is the Chief Accounting
                                      Officer and has been authorized to
                                      sign on behalf of the Registrant).