Form 10-Q/A
period 1996-06-30
CASTLE A M & CO
filed 1996-08-13
CIK 18172

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended                       June 30, 1996

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

   Common Stock No Par Value - 14,006,267 shares as of June 30, 1996.

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

   A. M. CASTLE & CO.
   CONDENSED BALANCE SHEETS
   (Dollars in thousands except per share data)
   (unaudited)                           June 30    Dec. 31  June 30
   Assets                                  1996      1995      1995
   Cash. . . . . . . . . . . . . . . . .$    901  $    667 $     802
   Accounts receivable, net. . . . . . .  77,681    63,408    69,915
   Inventories (principally on last-in,
    first-out basis. . . . . . . . . . . 102,294    97,766   104,257
        Total current assets . . . . . .$180,876  $161,841  $174,974
   Prepaid expenses and other assets . .  31,595    16,245    16,403
   Fixed assets, net . . . . . . . . . .  55,837    44,463    44,153
        Total assets . . . . . . . . . .$268,308  $222,549  $235,530
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable. . . . . . . . . . .$ 83,286  $ 60,969  $ 68,429
   Accrued liabilities . . . . . . . . .  14,059    12,776    14,506
   Income taxes payable. . . . . . . . .     843       958     3,372
   Current portion of long-term debt . .   2,349     2,756     4,334
        Total current liabilities. . . . 100,537    77,459    90,641
   Long-term debt, less current portion.  39,709    28,015    39,637
   Deferred income taxes . . . . . . . .  10,392    10,893     7,857
   Post retirement benefit obligations .   3,120     2,819     2,607
   Stockholders' equity. . . . . . . . . 114,550   103,363    94,788
        Total liabilities and stockholders'
        equity . . . . . . . . . . . . .$268,308  $222,549  $235,530

   SHARES OUTSTANDING. . . . . . . . . .  14,006   13,945*   13,905*
   BOOK VALUE PER SHARE. . . . . . . . .$   8.18  $  7.41*  $  6.83*
   WORKING CAPITAL . . . . . . . . . . .$ 80,339  $ 84,382  $ 84,333
   WORKING CAPITAL PER SHARE . . . . . .$   5.74  $  6.05*  $  6.06*
     *Restated to reflect a 25% stock dividend.

   CONDENSED STATEMENTS OF CASH FLOWS                (Unaudited)
   (Dollars in thousands)                         For the Six Months
                                                    Ended June 30,
   Cash flows from operating activities:             1996      1995
     Net income. . . . . . . . . . . . . . . .   $ 14,647  $ 15,085
     Depreciation. . . . . . . . . . . . . . .      2,554     2,233
     Other . . . . . . . . . . . . . . . . . .       (881)   (2,047)
        Cash provided from operating
        activities before working
        capital changes. . . . . . . . . . . .     16,320    15,271
     (Increase) decrease in working capital. .      4,918    (9,399)
   Net cash provided from (used by) operating
    activities . . . . . . . . . . . . . . . .     21,238     5,872
   Cash flows from investing activities:
     Investments and acquisitions. . . . . . .    (16,897)       -0-
     Capital expenditures, net of sale
     proceeds. . . . . . . . . . . . . . . . .    (11,330)   (5,196)
   Net cash provided from (used by) investing
     activities. . . . . . . . . . . . . . . .    (28,227)   (5,196)

   Cash flows from financing activities:
     Long-term borrowings, net . . . . . . . .     10 682     1,609
     Dividends paid. . . . . . . . . . . . . .    ( 3,775)  ( 2,664)
     Other . . . . . . . . . . . . . . . . . .        316       205
   Net cash provided from (used by) financing
     activities. . . . . . . . . . . . . . . .      7,223   (   850)
   Net increase (decrease) in cash . . . . . .        234   (   174)
     Cash - beginning of year. . . . . . . . .        667       976
     Cash - end of period. . . . . . . . . . .   $    901  $    802
     Cash paid (received) during the period:
        Interest . . . . . . . . . . . . . . .   $  1,358  $  1,563
        Income taxes . . . . . . . . . . . . .   $ 10,253  $  8,700

   A. M. CASTLE & CO.
   COMPARATIVE STATEMENTS OF INCOME
   (Dollars in thousands, except tonnage and per share data)

                                For the Three        For the Six
                                Months Ended        Months Ended
                                  June 30,            June 30,
                                1996      1995      1996      1995
   Net sales . . . . . . . .  $174,797  $163,081  $349,844  $332,137
   Cost of material sold . .   125,475   118,297   251,517   240,054
     Gross profit on sales .    49,322    44,784    98,327    92,083
   Operating expenses. . . .    35,571    31,714    69,802    63,539
   Depreciation expense. . .     1,319     1,141     2,554     2,233
   Interest expense, net . .       915       643     1,688     1,390
     Total . . . . . . . . .    37,805    33,498    74,044    67,162

   Income before taxes . . .    11,517    11,286    24,283    24,921

   Income Taxes:
     Federal . . . . . . . .     3,629     3,595     7,733     7,931
     State . . . . . . . . .       863       852     1,903     1,905
                                 4,492     4,447     9,636     9,836

   Net income. . . . . . . .     7,025     6,839    14,647    15,085

   Net income per share. . .  $    .50   $   .49  $   1.05  $   1.09

   Financial Ratios:
     Return on sales . . . .     4.02%     4.19%     4.19%     4.54%
     Asset turnover. . . . .     2.61      2.77      2.61      2.82
     Return on assets. . . .    10.47%    11.61%    10.92%    12.81%
     Leverage factor . . . .     2.60      2.87      2.60      2.87
     Return on opening
      stockholders' equity .    27.19%    33.30%    28.34%    36.72%

   Other Data:

     Cash dividends paid . .    $2,101   $1,333    $ 3,775  $ 2,664
     Dividends per share . .       .15      .10*       .27      .19*
     Average number of
      shares outstanding . .    13,999   13,870*    13,983   13,861*
     Tons sold                  82,463   89,573    170,626  184,474

   *Restated to reflect a 25% stock dividend.

   Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 1996 and June 30, 1995, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

   Current replacement cost of inventories exceeds book value by $62.0 million, $66.3 million, and $65.7 million at June 30, 1996, December 31, 1995 and June 30, 1995 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.


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

   2.   Common Stock and Per Share Information

        Net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods. On April 25th, 1996, the Company declared a 25% dividend, which was effected as a 5 for 4 split. The additional shares were distributed May 24, 1996 to shareholders of record May 10, 1996. All per share amounts presented have been restated to reflect the effect of the 25% stock dividend.

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

        On April 1, 1996, the Company acquired Cutter Precision Metals, Inc., a Washington based metals distributor. The acquisition has been accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated financial statements as of the acquisition date. Pro-forma results are not presented as the amounts do not significantly differ from historical results.

        On May 1, 1996, this Company along with Duferco Steel, Inc., through their joint venture Depot Metals, L.L.C., purchased a two-thirds interest in Kreher Steel Co., Inc., a Chicago based metals distributor. The Company's interest in the joint venture has been accounted for using the equity method and the Company's share of the operating results of the joint venture has been included in the Company's consolidated financial statements commencing May 1, 1996.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations        _____________________

        Operating results for 1996 continue to be very strong. The $7.0 million ($.50 per share) earned for the three month period ended June 30th, 1996 was the best second quarter in the Company's history. Earnings thru the first six months of $14.6 million ($1.05 per share) were slightly below last year's record earnings of $15.1 million ($1.09 per share) to the comparable six month period. Sales growth and continued improvements in operating margins were key factors in the Company's strong earnings performance.

        Despite a decrease in physical volume, sales for the quarter ended June 30th rose to a record $174.8 million, a 7.2% increase over the second quarter of 1995's sales of $163.1 million. For the first half of 1996, sales increased by 5.3% to a record $349.8 million compared with $332.1 million during the same period in 1995. Sales unit volume, expressed in tons sold, decreased by 7.9% over last years second quarter and by 7.5% over the first six months of last year. The higher sales dollars were primarily due to the acquisitions of Total Plastics, Inc. and Cutter Precision Metals, Inc. along with changes in sales mix.

        Gross margin percentage increased to 28.2% as compared to 27.5% for the second quarter of last year. For the first six months of 1996, gross margin percentage was 28.1% as compared to 27.7% for the first six months of 1995. Changes in sales mix had a favorable impact on margin percentage over the prior year's comparable period. In terms of dollars, total gross profit increased by $4.5 million over the second quarter of last year and by $6.2 million over the first six months of 1995. Higher gross profit from changes in sales mix along with gross profit contributions from Total Plastics, Inc. and Cutter Precision Metals, Inc. offset the decrease in physical volume from 1995.

        Second quarter operating expenses were up by approximately $3.9 million (12.2%) over the comparable period last year. As a percentage of sales, second quarter 1996 operating expenses were 20.3% of sales as compared to 19.4% for the second quarter of 1995. The acquisitions of Total Plastics, Inc. and Cutter Precision Metals, Inc. accounted for the entire increase. Year-to-date, operating expenses were 19.9% for the first six months of 1996 as compared to 19.1% for the first six months of 1995. Again the operating expenses of the acquired companies accounted for virtually the entire increase. Excluding expenses from the acquired companies, minor expense increases were seen in payroll, equipment rentals, property taxes, and utilities. Increases in these areas occurred primarily in Company locations with expanded processing operations.

        Depreciation expense increased by $0.18 million over the second quarter of 1995 level primarily due to the additional depreciation expense associated with the two acquired companies, Total Plastics, Inc. and Cutter Precision Metals, Inc. Through June 30, 1996 depreciation expense rose by $0.32 million.

        Interest expense increased by $0.27 million as compared to the second quarter of 1995 primarily due to financing requirements for the Company's recent acquisitions. Through six months interest expense was up by $0.30 million.

        Liquidity and Capital Resources        _______________________________

        Accounts receivables increased by $7.8 million while net inventory has decreased by $2.0 million as compared to June 30, 1995. The receivable increase is due to the incremental sales contributed by the Company's two acquisitions, Total Plastics, Inc. and Cutter Precision Metals, Inc. The inventory decrease reflects the Company's continuing focus on inventory management. Working capital at June 30, 1996 was $80.4 million as compared to $84.3 million at June 30, 1995, a decrease of $4.0 million. Total bank and long term borrowing as of June 30, 1996 decreased by $1.9 million, as compared to the balance at June 30, 1995. As a result of the strong earnings performance, net worth has increased by $19.8 million (20.8%) from June 30, 1995.

        The Company has unused committed and uncommitted lines of bank credit of $170.5 million as of June 30, 1996, as compared to $129.8 million at June 30, 1995.


                         Part II.  OTHER INFORMATION

   Item 1.   Legal Proceedings

             There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

   Item 4.   Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders of the Registrant was held on Thursday, April 25, 1996 at 10:00 AM local time at 3400 North Wolf Road, Franklin Park, Illinois.

             (b) The twelve (12) management nominees were elected to the Board of Directors, and reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule 14(a)-6 of the Securities and Exchange Commission.

             (c) The Stockholders at the Annual Meeting ratified the adoption of the 1996 Restricted Stock and Stock Option Plan which authorized the issuance of up to 750,000 shares of common stock for use under the plan. The vote of the Stockholders was 6,039,228 for ratification, 2,700,200 against ratification and 64,956 abstained.

             (d) The Stockholders at the Annual Meeting adopted an amendment to the Registrant's Certificate of Incorporation increasing the number of shares of common stock, no par value, which the Registrant is authorized to issue to 30,000,000 shares. Reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule 14(a)-6 of the Securities and Exchange Commission for details of the amendment. The vote of the Stockholders on the amendment was 8,983,965 for adoption, 506,516 against adoption and 21,602 abstained.

                  Shareholders also approved the appointment of Arthur Andersen and Co. as independent public accountants for the year 1996.

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