Form 10-Q/A
period 1996-06-30
CASTLE A M & CO
filed 1996-11-08
CIK 18172

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 1996

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

Common Stock No Par Value - 14,008,772 shares as of October 31, 1996.

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

     Item 2.  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations . . . .7 - 8

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . .     8

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . .      8

A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)                           Sept. 30    Dec. 31  Sept. 30
Assets                                  1996      1995       1995
Cash. . . . . . . . . . . . . . . . .$  2,300  $    667 $     854
Accounts receivable, net. . . . . . .  74,669    63,408    68,045
Inventories (principally on last-in,
 first-out basis. . . . . . . . . . .  97,164    97,766   109,150
     Total current assets . . . . . .$174,133  $161,841  $178,049
Prepaid expenses and other assets . .  35,597    16,245    16,279
Fixed assets, net . . . . . . . . . .  59,513    44,463    43,868
     Total assets . . . . . . . . . .$269,243  $222,549  $238,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable. . . . . . . . . . .$ 77,297  $ 60,969  $ 59,959
Accrued liabilities . . . . . . . . .  15,184    12,776    15,649
Income taxes payable. . . . . . . . .   1,785       958     2,304
Current portion of long-term debt . .   2,130     2,756     2,971
     Total current liabilities. . . .  96,396    77,459    80,883
Long-term debt, less current portion.  41,276    28,015    47,163
Deferred income taxes . . . . . . . .  10,662    10,893     8,746
Post retirement benefit obligations .   3,171     2,819     2,747
Stockholders' equity. . . . . . . . . 117,738   103,363    98,657
     Total liabilities and stockholders'
     equity . . . . . . . . . . . . .$269,243  $222,549  $238,196

SHARES OUTSTANDING. . . . . . . . . .  14,007   13,945*   13,936*
BOOK VALUE PER SHARE. . . . . . . . .$   8.41  $  7.41*  $  7.08*
WORKING CAPITAL . . . . . . . . . . .$ 77,737  $ 84,382  $ 97,166
WORKING CAPITAL PER SHARE . . . . . .$   5.55  $  6.05*  $  6.97*
  *Restated to reflect a 25% stock dividend.

CONDENSED STATEMENTS OF CASH FLOWS                Unaudited)
(Dollars in thousands)                         For the Nine Months
                                                 Ended Sept. 30,
Cash flows from operating activities:               1996    1995
  Net income. . . . . . . . . . . . . . . .     $ 19,905 $ 20,478
  Depreciation. . . . . . . . . . . . . . .        3,833   3,316
  Other . . . . . . . . . . . . . . . . . .       (4,718)   (561)
     Cash provided from operating
     activities before working
     capital changes. . . . . . . . . . . .       19,020  23,233
  (Increase) decrease in working capital. .        9,296   (21,150)
Net cash provided from (used by) operating
 activities . . . . . . . . . . . . . . . .       28,316   2,083
Cash flows from investing activities:
  Investments and acquisitions. . . . . . .      (16,897)     -0-
  Capital expenditures, net of sale
  proceeds. . . . . . . . . . . . . . . . .      (16,285) (5,994)
Net cash provided from (used by) investing
  activities. . . . . . . . . . . . . . . .      (33,182) (5,994)
Page 4 of 9

Cash flows from financing activities:
  Long-term borrowings, net . . . . . . . .       12,030    7,772
  Dividends paid. . . . . . . . . . . . . .      ( 5,876)  ( 4,333)
  Other . . . . . . . . . . . . . . . . . .          345     350
Net cash provided from (used by) financing
  activities. . . . . . . . . . . . . . . .        6,499    3,789
Net increase (decrease) in cash . . . . . .        1,633 (   122)
  Cash - beginning of year. . . . . . . . .          667     976
  Cash - end of period. . . . . . . . . . .     $  2,300 $    854
  Cash paid (received) during the period:
     Interest . . . . . . . . . . . . . . .     $  2,084 $  2,540
     Income taxes . . . . . . . . . . . . .     $ 12,303 $ 12,467

A. M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage and per share data)

                              For the Three       For the Nine
                               Months Ended        Months Ended
                                Sept. 30,           Sept. 30,
                              1996     1995      1996      1995
Net sales . . . . . . . .   $162,322 $149,023  $512,166  $481,160
Cost of material sold . .   116,832   108,297   368,349   348,351
  Gross profit on sales .    45,490    40,726   143,817   132,809
Operating expenses. . . .    35,056    29,877   104,858    93,416
Depreciation expense. . .     1,279     1,083     3,833     3,316
Interest expense, net . .       634       785     2,322     2,175
  Total . . . . . . . . .    36,969    31,745   111,013    98,907

Income before taxes . . .     8,521     8,981    32,804    33,902

Income Taxes:
  Federal . . . . . . . .     2,699     2,894    10,432    10,825
  State . . . . . . . . .       564       694     2,467     2,599
                              3,2633    3,588    12,899    13,424

Net income. . . . . . . .     5,258     5,393    19,905    20,478

Net income per share. . .  $    .38   $   .39  $   1.42  $   1.48

Financial Ratios:
  Return on sales . . . .     3.24%     3.62%     3.89%     4.26%
  Asset turnover. . . . .     2.41      2.50      2.54      2.69
  Return on assets. . . .     7.81%     9.06%     9.86%    11.46%
  Leverage factor . . . .     2.60      2.90      2.60      2.90
  Return on opening
   stockholders' equity .    20.35%    26.26%    25.68%    33.23%

Other Data:

  Cash dividends paid . .    $2,101   $1,669    $ 5,876  $ 4,333
  Dividends per share . .       .15      .12*       .42      .31*
  Average number of
   shares outstanding . .    14,007   13,915*    13,990   13,879*
  Tons sold                               80,72479,500 251,3250263,974

*Restated to reflect a 25% stock dividend.

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at Sept. 30, 1996 and Sept. 30, 1995, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $60.9 million, $66.3 million, and $67.1 million at September 30, 1996, December 31, 1995 and September 30, 1995 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.


                           A. M. CASTLE & CO.

                 Notes to Condensed Financial Statements


1.   Condensed Financial Statements

     The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1995, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 1996 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1995.

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

     On May 1, 1996, this Company along with Duferco Steel, Inc., through their joint venture Depot Metals, L.L.C., purchased a two-
thirds interest in Kreher Steel Co., Inc., a Chicago based metals distributor. The Company's interest in the joint venture has been accounted for using the equity method and the Company's share of the operating results of the joint venture has been included in the Company's consolidated financial statements commencing May 1, 1996.

4.   Subsequent Event (Acquisition)

     On November 1, 1996, the Company's subsidiary, A. M. Castle & Co. Limited, a U.K. Corporation, acquired the assets of High Performance Alloys Ltd., a United Kingdom based metals distributor. The acquisition will be accounted for as a purchase and, accordingly, the results of operations will be included in the Company's consolidated financial statements commencing November 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Operating results for the third quarter of 1996 showed record third quarter sales, but slightly lower earnings at $5.3 million, or 38 cents per share, as compared to last year's third quarter record of $5.4 million, or 39 cents per share. Year-to-date earnings remain strong at $19.9 million, or $1.42 per share, but continue to be slightly below last year's record earnings of $20.5 million, or $1.48 per share for the comparable nine month period. Sales growth and continued improvements in operating margins were key factors in the Company's continued strong earnings performance.

     Despite a modest increase in physical volume, sales for the quarter ended September 30th rose to a record $162.3 million, an 8.9% increase over the third quarter of 1995's sales of $149.0 million. For the first nine months of 1996, sales increased by 6.4% to a record $512.2 million compared with $481.2 million during the same period in 1995. Sales unit volume, expressed in tons sold, increased by 1.5% over last year's third quarter, but was down by 4.8% over the first nine months of last year. The higher sales dollars were primarily due to the acquisitions of Total Plastics, Inc. and Cutter Precision Metals, Inc.

     Gross margin percentage increased to 28.0% as compared to 27.3% for the third quarter of last year. For the first nine months of 1996, gross margin percentage was 28.1% as compared to 27.6% for the first nine months of 1995. The increase in gross profit percentage was largely due to higher margins generated at Total Plastics and Cutter, along with changes in sales mix. In terms of dollars, total gross profit increased by $4.8 million over the third quarter of last year and by $11.0 million over the first nine months of 1995. Gross profit contributions from Total Plastics, Inc. and Cutter Precision Metals, Inc. provided the increase in gross profit dollars over 1995.

     Third quarter operating expenses were up by approximately $5.2 million (17.3%) over the comparable period last year. As a percentage of sales, third quarter 1996 operating expenses were 21.6% of sales as compared to 20.0% for the third quarter of 1995. The acquisitions of Total Plastics, Inc. and Cutter Precision Metals, Inc. accounted for $4.0 million of the increase. Excluding Total Plastics and Cutter, operating expenses were up by approximately $1.2 million (4.0%). Year-to-date, operating expenses increased by $11.4 million (12.2%) over the first nine months of 1995. As a percentage of sales, operating expenses were 20.5% for the first nine months of 1996 as compared to 19.4% for the first nine months of 1995. The operating expenses of the acquired companies accounted for $9.9 million of this increase.

     Excluding expenses from the acquired companies, expense increases occurred in payroll, equipment rentals, property taxes and utilities. Increases in these areas occurred primarily in Company locations with expanded processing operations.

     Depreciation expense increased by $0.20 million over the third quarter of 1995 level primarily due to the additional depreciation expense associated with the two acquired companies Through September 30, 1996, depreciation expense rose by $0.52 million, of which $0.36 million was attributable to the acquired companies.

     Net interest expense decreased by $0.15 million, as compared to the third quarter of 1995 primarily due to lower third quarter debt levels and a lower average interest rate. Through nine months, net interest expense was up by $0.15 million due to higher borrowing levels earlier in the year.

     Liquidity and Capital Resources

     Accounts receivables increased by $6.6 million while net inventory decreased by $12.0 million compared to September 30, 1995. The receivable increase was due to the incremental sales contributed by the Company's two acquisitions, Total Plastics, Inc. and Cutter Precision Metals, Inc. The inventory decrease reflects the Company's continuing focus on inventory management. Working capital at September 30, 1996 was $77.7 million as compared to $97.2 million at September 30, 1995, a decrease of $19.4 million. Total bank and long term borrowing as of September 30, 1996 decreased by $6.7 million as compared to the balance at September 30, 1995. As a result of the continuing strong earnings performance, net worth has increased by $19.1 million (19.3%) from September 30, 1995.

     The Company has unused committed and uncommitted lines of bank credit of $167.2 million as of September 30, 1996, as compared to $132.2 million at September 30, 1995.


                       Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 6.   Exhibits and Reports of Form 8-K

               (a)None

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.
Page 9 of 9

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           A. M. Castle & Co.
                                              (Registrant)


Date:  November 1, 1996                     By:  /ss/ J. A. Podojil
                                                 J. A. Podojil
                                                 Treasurer/Controller


                                   (Mr. Podojil is the Chief Accounting
                                   Officer and has been authorized to
                                   sign on behalf of the Registrant).