Form 10-K405
period 1996-12-28
CASTLE A M & CO
filed 1997-03-27
CIK 18172

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER:
         DECEMBER 31, 1996                            1-5415

                            ------------------------

                               A. M. CASTLE & CO.
             (Exact name of registrant as specified in its charter)

             DELAWARE                               36-0879160
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

                            ------------------------

       3400 NORTH WOLF ROAD,                          60131
      FRANKLIN PARK, ILLINOIS
  (Address of principal executive                   (Zip Code)
             offices)

                            ------------------------

       Registrant's telephone number, including area code (847) 455-7111

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock--no par value        American and Chicago Stock Exchanges

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _X_.

    The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 1, 1997 was $292,747,000.

    The number of shares outstanding of the registrant's common stock on March 1, 1997 was 14,023,797 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED BY REFERENCE     APPLICABLE PART OF FORM 10-K

Annual Report to Stockholders for       Parts I, II and IV
the year ended December 31, 1996

Proxy Statement dated March 10,         Part III
1997 furnished to Stockholders in
connection with registrant's Annual
Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

    In the last three years, sales mix in the Company's core business was approximately as follows:

                                                                              1996         1995         1994
                                                                              -----        -----        -----
Carbon and Stainless.....................................................          74%          77%          78%
Non-Ferrous Metals.......................................................          26%          23%          22%
                                                                                  ---          ---          ---
                                                                                  100%         100%         100%

    These metals are inventoried in many forms including round, hexagon, square and flat bars; plates; tubing; shapes; and sheet and coil.

    Depending on the size of the facility and the nature of the markets it serves, each of the Company's service centers is equipped as needed with Bar Saws, Close Tolerance Plate Saws, Oxygen and Plasma Arc Flame Cutting Machinery, Stress Relieving and Annealing Furnaces, Surface Grinding Equipment, Edge Conditioning Equipment, Sheet Shears and Coil Processing Equipment. The Company also does specialized fabrications for customers through pre-qualified subcontractors.

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

    In the United States, the Company serves the wide range of industrial companies within the $600 billion producer durable equipment sector of the economy. The customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized ones spread across the entire spectrum of metals using industries. The Company's customer base is well diversified with no single industry accounting for more than 6% of the Company's total business and, no one customer, more than 2%. The Company's coast-to-coast network of metals service centers provides next day delivery to over 90% of the markets it serves, and two day delivery to virtually all of the rest.

    In Canada, the Company serves a wide range of businesses similar to the market profile in the United States. These markets are serviced by the Company's Canadian subsidiary A. M. Castle & Co. (Canada) Inc.

    In Mexico, the Company operates through a joint venture, Castle d Mexico, S.A. de C.V., and targets a wide range of businesses within the producer durable goods sector.

    Markets in western Europe, South America and the Pacific Rim are serviced through the Company's International Sales Department located in the Franklin Park location, and starting in late 1996, the Company's new United Kingdom based subsidiary, A. M. Castle & Co. Limited, a U.K. Corporation.

    The Company's Hy-Alloy Steels Co. division, located in Bedford Park, Illinois, a Chicago suburb, is a distributor of alloy bars stocked as rounds, squares, hexes, and flats; and of alloy tubing. In 1993 a value-added bar processing center, H-A Industries, was added. From this facility, the Company operates a heat treat line producing quench and tempered alloy bar product, an annealing line, and a bar turning and straightening line producing cold finished bars.

    The Company also operates two subsidiaries acquired in 1996 whose businesses complement the Company's distribution and value added focus. Total Plastics, Inc., acquired in January 1996, is a Midwest based distributor serving a wide variety of users of industrial plastics. Cutter Precision Metals, Inc., acquired in April 1996, is a Pacific Northwest based metals distributor which has added highly specialized sawing and grinding capabilities to the Company's range of processing services.

    The Company also holds a one-third joint venture interest in Kreher Steel Co., a midwest based distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars.

    In general, the Company purchases metals from many producers. In the case of nickel alloys, it is single sourced. Satisfactory alternative sources, however, are available for all metals that the Company buys and its business would not be materially adversely affected by the loss of any one supplier. Purchases are made in large lots and held in the distribution centers until sold, usually in smaller quantities. The Company's ability to provide quick delivery, frequently overnight, of a wide variety of metal products allows customers to reduce inventory investment because they do not need to order the large quantities required by producing mills.

    The major portion of 1996 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

    The Company encounters strong competition both from other independent metals distributors and from large distribution organizations, some of which have substantially greater resources.

    The Company has approximately 1500 full-time employees in its operations throughout the United States, Canada and the United Kingdom. Approximately 300 of these are represented by collective bargaining units, principally the United Steelworkers of America.

ITEM 2.  PROPERTIES.

    The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:

                                                                                 APPROXIMATE
                                                                                FLOOR AREA IN
LOCATIONS                                                                        SQUARE FEET
------------------------------------------------------------------------------  --------------
CASTLE METALS
Atlanta, Georgia..............................................................       35,100(1)
Charlotte, North Carolina.....................................................       93,000
Chicago area -
  Franklin Park, Illinois.....................................................      533,600
Cincinnati, Ohio..............................................................        9,300(1)
Cleveland area -
  Bedford Heights, Ohio.......................................................      381,400
Dallas, Texas.................................................................       78,000
Fairfield, Ohio...............................................................       72,000(1)
Houston, Texas................................................................      109,100
Kansas City, Missouri.........................................................      170,000
Los Angeles area -
  Paramount, California.......................................................      264,900

                                                                                 APPROXIMATE
                                                                                FLOOR AREA IN
LOCATIONS                                                                        SQUARE FEET
------------------------------------------------------------------------------  --------------
Milwaukee area -
  Wauwatosa, Wisconsin........................................................       98,000(1)
Minneapolis, Minnesota........................................................       60,000
Philadelphia, Pennsylvania....................................................       71,600
Salt Lake City, Utah..........................................................       45,400(1)
Stockton, California..........................................................       60,000(1)
Wichita, Kansas...............................................................       26,500(1)
Worcester, Massachusetts......................................................       60,000
                                                                                --------------
    Total Castle Metals.......................................................    2,167,900
HY-ALLOY STEELS CO.
Chicago area -
  Bedford Park, Illinois......................................................      103,700
                                                                                --------------
H-A INDUSTRIES
Hammond, Indiana..............................................................      124,000(1)
                                                                                --------------
A. M. CASTLE & CO. (CANADA) INC.
Edmonton, Alberta.............................................................       36,600(1)
Montreal, Quebec..............................................................       25,600(1)
Toronto area -
  Mississauga, Ontario........................................................       57,100(1)
  Etobicoke, Ontario..........................................................        8,000(1)
Winnipeg, Manitoba............................................................       28,900(1)
                                                                                --------------
                                                                                    156,200
CUTTER PRECISION METALS, INC.
Kent, Washington..............................................................       24,000(1)
Santa Clara, California.......................................................       20,000(1)
                                                                                --------------
                                                                                     44,000
CASTLE METALS U.K. LTD.
Manchester, U.K...............................................................       12,000(1)
                                                                                --------------
TOTAL PLASTICS, INC.
Detroit, Michigan.............................................................       32,000(1)
Elk Grove Village, Illinois...................................................       15,000(1)
Fort Wayne, Indiana...........................................................       15,000(1)
Grand Rapids, Michigan........................................................       22,000(1)
Kalamazoo, Michigan...........................................................       50,000(1)
                                                                                --------------
                                                                                    134,000

    GRAND TOTAL                                                                   2,741,800
                                                                                --------------
                                                                                --------------

SALES OFFICES (LEASED)
Buffalo, New York.............................................................
Detroit, Michigan.............................................................
Pittsburgh, Pennsylvania......................................................
Phoenix, Arizona..............................................................
San Diego, California.........................................................
Tulsa, Oklahoma...............................................................

------------------------

(1) Leased: See Note 5 in the 1996 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

ITEM 6.  SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required to be filed in Part II (Items 5, 6, and 7) in Form 10-K has been included in the 1996 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5, 6, and 7 are incorporated herein by this specific reference to the 1996 Annual Report to
Stockholders: "Common Stock Information", page 15, "Eleven-Year Financial and Operating Summary", pages 12 and 13, and "Financial Review", pages 14 and 15.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

           NAME AND TITLE                 AGE                               BUSINESS EXPERIENCE
------------------------------------      ---      ---------------------------------------------------------------------
Michael Simpson                               58   Mr. Simpson began his employment with the registrant in 1968. In 1974
Chairman of the Board                              Mr. Simpson was elected President of Hy-Alloy Steels Co. Mr. Simpson was elected Vice President--Midwest Region in 1977. In 1979 Mr.
                                                   Simpson was elected Chairman of the Board.

Richard G. Mork                               61   Mr. Mork began his employment with the registrant in 1957. In 1977
President and Chief Executive                      Mr. Mork was elected to the position of Vice President--Eastern
Officer                                            Region and in 1988 to the position of Senior Vice President and Chief
                                                   Operating Officer. In 1990 Mr. Mork was made President and Chief
                                                   Executive Officer.

Edward F. Culliton                            55   Mr. Culliton began his employment with the registrant in 1965. Mr.
Vice President and Chief Financial                 Culliton was elected Corporate Secretary in 1972 and Treasurer in
Officer                                            1975. In 1977 he was elected Vice President of Finance. He is the
                                                   Chief Financial Officer.

Sven G. Ericsson                              48   Mr. Ericsson began his employment with the registrant in 1989. Mr.
Vice President--International                      Ericsson was elected to the position of Vice President--Eastern
                                                   Region in 1989, Vice President--Plate and Carbon Products Group in
                                                   1992, and Vice President-- International in 1995.

M. Bruce Herron                               51   Mr. Herron began his employment with the registrant in 1970. Mr.
Vice President--Western Region                     Herron was elected to the position of Vice President-- Western Region in 1989.

Stephen V. Hooks                              45   Mr. Hooks began his employment with the registrant in 1972. Mr. Hooks
Vice President--Midwest Region                     was elected to the position of Vice President-- Midwest Region in
                                                   1993.

Fritz Oppenlander                             44   Mr. Oppenlander began his employment with the registrant in 1996 and
Vice President--Operations                         was elected Vice President--Operations in 1996.

Richard G. Phifer                             52   Mr. Phifer began his employment with the registrant in 1990. Mr.
Vice President--Eastern Region                     Phifer was elected to the position of Vice President-- Plate and
                                                   Carbon Products Group in 1991, and Vice President--Eastern Region in
                                                   1992.

Alan D. Raney                                 45   Mr. Raney began his employment with the registrant in 1986. Mr. Raney
Vice President--Advanced Materials                 was elected Vice President--Midwest Region during 1989, and Vice
Group                                              President--Advanced Materials Group in 1990.

Robert A. Rosenow                             43   Mr. Rosenow began his employment with the registrant in 1977. In
Vice President--Plate and Carbon                   1995, Mr. Rosenow was elected Vice President--Plate and Carbon
Group                                              Products Group.

           NAME AND TITLE                 AGE                               BUSINESS EXPERIENCE
------------------------------------      ---      ---------------------------------------------------------------------
Gise Van Baren                                65   Mr. Van Baren began his employment with the registrant's Hy-Alloy
Vice President--Alloy Products Group               Steels Co. (acquired in 1973) in 1954. He became Vice President of
and President--Hy-Alloy Steels                     Hy-Alloy in 1976 and President in 1979. He was elected Vice
Division                                           President--Alloy Products Group in 1991.

Paul J. Winsauer                              45   Mr. Winsauer began his employment with the registrant in 1981. In
Vice President--Human Resources                    1996, Mr. Winsauer was elected to the position of Vice
                                                   President--Human Resources.

James A. Podojil                              54   Mr. Podojil began his employment with the registrant in 1968. In 1977
Chief Accounting Officer and                       he was elected to the position of Controller and in 1985 was elected
Treasurer/Controller                               to the additional post of Treasurer.

Jerry M. Aufox                                54   Mr. Aufox began his employment with the registrant in 1977. In 1985
Secretary and Corporate Counsel                    he was elected to the position of Secretary and Corporate Counsel. He is responsible for all legal affairs of the registrant.

    All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 1997 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 1997, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 1997, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

    Other than the information provided above, Part III has been omitted pursuant to General Instruction G for Form 10-K and Rule 12b-23 since the Company will file a Definitive Proxy Statement not later than 120 days after the end of the fiscal year covered by this Form 10q-K pursuant to Regulation 14A, which involves the election of Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    Financial statements (incorporated by reference to the 1996 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 1996.

                               A. M. CASTLE & CO.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Public Accountants on Schedules..........................      Page 14
Consent of Independent Public Accountants with respect to Form S-8.............      Page 14
Consolidated Financial Statement Schedules
  Valuation and Qualifying Accounts--Schedule II...............................      Page 15
Data incorporated by reference from 1996 Annual Report to Stockholders of A. M.
  Castle & Co., included herein--
  Consolidated Statements of Income--For the years ended December 31, 1996,
    1995, and 1994.............................................................      Page 17
  Consolidated Statements of Reinvested Earnings--For the years ended December
    31, 1996, 1995, and 1994...................................................      Page 17
  Consolidated Balance Sheets--December 31, 1996, 1995, and 1994...............      Page 18
  Consolidated Statements of Cash Flows--For the years ended December 31, 1996,
    1995, and 1994.............................................................      Page 19
  Notes to Consolidated Financial Statements...................................  Pages 20-24
  Report of Independent Public Accountants.....................................      Page 24

Exhibits:
  20--Report furnished to security holders.....................................    Exhibit A
  3--Articles of Incorporation and amendments..................................    Exhibit B
  3--By laws of the Company....................................................    Exhibit C
  10--Long term incentive compensation plan....................................    Exhibit D
  10--1990 restricted stock and stock option plan..............................    Exhibit E
  10--Description of management incentive plan.................................    Exhibit F
  10--1996 restricted stock and stock option plan..............................    Exhibit G

Except for Exhibits C, F and G, exhibits listed above are incorporated by reference in accordance with Rule 12b-32 (17 CFR 240.12b-32) as the material has been previously filed as part of registrants form 10-K filing for the fiscal year ended December 31, 1995.

    All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

             SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To A. M. Castle & Co.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in the A. M. Castle & Co. 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 [/S/ ARTHUR ANDERSEN LLP]

                                                   Arthur Andersen LLP

Chicago, Illinois,
February 3, 1997

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            WITH RESPECT TO FORM S-8

As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 3, 1997 included in this Annual Report on Form 10-K for the year ended December 31, 1996; and

2. Our report dated February 3, 1997 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1996.

                                                  [/S/ ARTHUR ANDERSEN LLP]

                                                   Arthur Andersen LLP

Chicago, Illinois
March 15, 1997

                                                                     SCHEDULE II

                               A. M. CASTLE & CO.
              ACCOUNTS RECEIVABLE--ALLOWANCE FOR DOUBTFUL ACCOUNTS
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Balance, beginning of year                                              $     600  $     600  $     600
Add--Provision charged to income                                              245        530        345
   --Recoveries                                                               223         86        154
   --From acquisitions                                                         80
Less--Uncollectible accounts charged against allowance................       (468)      (616)      (499)
                                                                        ---------  ---------  ---------
Balance, end of year..................................................  $     680  $     600  $     600
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              A. M. CASTLE & CO.
                                                 (Registrant)

                                By:             /s/ JAMES A. PODOJIL
                                     -----------------------------------------
                                     James A. Podojil, TREASURER AND CONTROLLER
                                        (Mr. Podojil is the Chief Accounting
                                     Officer and has been authorized to sign on
                                             behalf of the registrant.)

Date: March 1, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  -------------------------  --------------------

     /s/ MICHAEL SIMPSON
------------------------------  Chairman of the Board      March 1, 1997
       Michael Simpson

     /s/ RICHARD G. MORK        President--Chief
------------------------------    Executive Officer, and   March 1, 1997
       Richard G. Mork            Director

    /s/ EDWARD F. CULLITON      Vice President--Chief
------------------------------    Financial Officer, and   March 1, 1997
      Edward F. Culliton          Director

     /s/ WILLIAM K. HALL
------------------------------  Director                   March 1, 1997
       William K. Hall

     /s/ ROBERT S. HAMADA
------------------------------  Director; Chairman, Audit  March 1, 1997
       Robert S. Hamada           Committee

  /s/ JOHN W. MCCARTER, JR.
------------------------------  Director                   March 1, 1997
    John W. McCarter, Jr.

   /s/ WILLIAM J. MCDERMOTT
------------------------------  Director                   March 1, 1997
     William J. McDermott