Form 10-Q/A
period 1996-06-30
CASTLE A M & CO
filed 1997-05-16
CIK 18172

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                         March 31, 1997

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

Common Stock No Par Value - 14,019,878 shares as of March 31, 1997.

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

                   Comparative Statements of Cash Flows . . . . 4

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

A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)                          March 31    Dec. 31  March 31
Assets                                  1997      1996      1996
Cash. . . . . . . . . . . . . . . . .$  1,780  $  1,805 $     649
Accounts receivable, net. . . . . . .  80,158    68,791    77,371
Inventories (principally on last-in,
 first-out basis. . . . . . . . . . . 108,758    93,315   107,736
     Total current assets . . . . . .$190,696  $163,911  $185,756
Prepaid expenses and other assets . .  33,580    34,742    23,263
Fixed assets, net . . . . . . . . . .  64,774    62,717    48,947
     Total assets . . . . . . . . . .$289,050  $261,370  $257,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable. . . . . . . . . . .$ 88,776  $ 63,860  $ 72,744
Accrued liabilities . . . . . . . . .  13,124    15,105    11,498
Income taxes payable. . . . . . . . .   4,903     2,455     4,749
Current portion of long-term debt . .   2,095     2,482     3,174
     Total current liabilities. . . . 108,898    83,902    92,165
Long-term debt, less current portion.  39,188    40,934    43,145
Deferred income taxes . . . . . . . .  11,743    11,427    10,190
Post retirement benefit obligations .   3,283     3,181     2,970
Stockholders' equity. . . . . . . . . 125,938   121,926   109,496
     Total liabilities and stockholders'
     equity . . . . . . . . . . . . .$289,050  $261,370  $257,966

SHARES OUTSTANDING. . . . . . . . . .  14,020    14,009   13,986*
BOOK VALUE PER SHARE. . . . . . . . .$   8.98  $   8.70  $  7.83*
WORKING CAPITAL . . . . . . . . . . .$ 81,798  $ 80,009  $ 93,591
WORKING CAPITAL PER SHARE . . . . . .$   5.83  $   5.71  $  6.69*
  *Restated to reflect a 25% stock dividend.

CONDENSED STATEMENTS OF CASH FLOWS                (Unaudited)
(Dollars in thousands)                           For the Three Months
                                                     Ended March 31,
Cash flows from operating activities:              1997      1996
  Net income. . . . . . . . . . . . . . . .     $  6,182 $  7,622
  Depreciation. . . . . . . . . . . . . . .        1,383   1,235
  Other . . . . . . . . . . . . . . . . . .        1,722    (669)
     Cash provided from operating
     activities before working
     capital changes. . . . . . . . . . . .        9,287   8,188
  (Increase) decrease in working capital. .       (1,108)   (9,796)
Net cash provided from (used by) operating
 activities . . . . . . . . . . . . . . . .        8,179  (1,608)
Cash flows from investing activities:
  Investments and acquisitions. . . . . . .         (766) (8,181)
  Capital expenditures, net of sale
  proceeds. . . . . . . . . . . . . . . . .       (3,135) (4,214)
Net cash provided from (used by) investing
  activities. . . . . . . . . . . . . . . .       (3,901)(12,395)
Page 4 of 8

Cash flows from financing activities:
  Long-term borrowings, net . . . . . . . .       (2,133)  15,474
  Dividends paid. . . . . . . . . . . . . .       (2,103)  ( 1,674)
  Other . . . . . . . . . . . . . . . . . .          (67)    185
Net cash provided from (used by) financing
  activities. . . . . . . . . . . . . . . .       (4,303))   13,985
Net increase (decrease) in cash . . . . . .          (25)    (18)
  Cash - beginning of year. . . . . . . . .        1,805     667
  Cash - end of period. . . . . . . . . . .     $  1,780 $    649
  Cash paid (received) during the period:
     Interest . . . . . . . . . . . . . . .     $    692 $    915
     Income taxes . . . . . . . . . . . . .     $  1,405 $  2,056

A. M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage and per share data)

                                     For the Three Months Ended
(Unaudited)                                  March 31,
                                       1997          1996
Net sales . . . . . . . .            $177,326      $175,047
Cost of material sold . .             126,395       126,042
  Gross profit on sales .              50,931        49,005
Operating expenses. . . .              38,559        34,231
Depreciation expense. . .               1,383         1,235
Interest expense, net . .                 638           773
Total . . . . . . . . . .              40,580        36,239

Income before taxes . . .              10,351        12,766
Income Taxes:
  Federal . . . . . . . .               3,345         4,104
  State . . . . . . . . .                 824         1,040
                                        4,169         5,144
     Net income. . . . . . . .          6,182         7,622
Net income per share. . .            $   0.44      $  0.54*

Financial Ratios:
  Return on sales . . . .               3.49%         4.35%
  Asset turnover. . . . .               2.45          2.71
  Return on assets. . . .               8.55%        11.82%
  Leverage factor . . . .               2.37          2.50
  Return on opening
   stockholders' equity .              20.28%        29.50%

Other Data:
  Cash dividends paid . .            $  2,103      $ 1,674
  Dividends per share . .            $   0.15      $  0.12*
  Average number of shares
   outstanding. . . . . .              14,012       13,966*
  Tons sold . . . . . . .              92,509       88,163

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 1997, and March 31, 1996, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $57.1 million, $58.8 million, and $64.2 million at March 31, 1997, December 31, 1996 and March 31, 1996 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.


                           A. M. CASTLE & CO.

                 Notes to Condensed Financial Statements


1.   Condensed Financial Statements

     The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1996, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Operating results for the first quarter of 1997 were off 19% as compared to the first quarter of 1996. The Company earned $6.2 million ($0.44 per share) on slightly higher sales as compared to the $7.6 million ($0.54 per share) earned in the year earlier quarter. The higher sales and gross profit levels were offset by expense increases resulting from a higher level of transactional activity, along with a slight inflationary increase in costs, without any relief from mill pricing.

     First quarter sales totaled $177.3 million, a 1.3% increase over the first quarter of 1996 sales of $175.0 million. The sales increase was provided by the Company's prior year's acquisitions. Excluding the effect of these acquisitions, sales for the quarter were down by $7.0 million or 4%. The decrease in sales was due to a 4.1% drop in average sales prices, along with a shift in sales mix, from the relatively higher valued Advanced Materials products, to the relatively lower valued Carbon and Alloy products, which served to offset a 4.9% increase in tons sold.

     Gross profit rose 3.9% to a record $50.9 million. The increase was entirely attributable to gross profit contributions from the Company's prior year's acquisitions. Looking at the Company's core business, gross profit was down approximately $1.2 million (2.5%) as a result of lower pricing at the mill level, and sales mix changes, which were partially offset by the increase in physical volume sold. Total gross margin percentage for the quarter was 28.7% as compared to 28.0% for the first quarter of 1996. The Company's expansion of value added services and processing capabilities continue to have a positive effect on gross margin performance.

     Total operating expenses were up by $4.3 million (12.6%) over the comparable period last year. Excluding the expenses of the acquired companies, Castle's operating expenses increased by approximately $2.0 million (5.8%) over the first quarter of 1996. Cost increases were experienced primarily in the plant area due to increased transactional activity, along with a slight increase in wages. Also contributing to the increase in operating expenses were increased utility costs, due to higher natural gas prices and cold weather, and costs associated with the opening of two new facilities in Minneapolis and Charlotte.

     Depreciation expense increased by $0.15 million (12.0%) over the prior year's comparable period. Excluding depreciation expense associated with the acquired companies, this expense increased by $0.03 million (2.8%) over the first quarter of 1996.

     Net interest expense decreased by approximately $0.14 million (17.5%) as compared to the first quarter of 1996. Lower average borrowing levels were primarily responsible for the expense decrease.

     Liquidity and Capital Resources

     Accounts receivable increased by $2.8 million, and net inventory has increased by $1.0 million as compared to March 31, 1996. The receivable increase is due to slightly higher sales and a slightly higher collection period over the previous year. Net inventory has remained relatively flat as compared to the prior year quarter and has increased since December 31, 1996 in support of sales activity and marketing initiatives. Total bank and long term borrowing as of March 31, 1997 decreased by $5.0 million as compared to the balance at March 31, 1996. Net worth has increased by $16.4 million (15%) over the prior year's quarter, reflecting the continued strong earnings performance.

     The Company has unused committed and uncommitted lines of bank credit of $165.3 million as of March 31, 1997 vs. $145.3 million at March 31, 1996.


                       Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

               (a)None

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


                                            A. M. Castle & Co.
                                               (Registrant)


Date:  May 9, 1997                           By:  /ss/ J. A. Podojil
                                                 J. A. Podojil
                                                Treasurer/Controller


                                   (Mr. Podojil is the Chief Accounting
                                   Officer and has been authorized to
                                   sign on behalf of the Registrant).