Form 10-Q/A
period 1997-06-30
CASTLE A M & CO
filed 1997-08-14
CIK 18172

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                            June 30, 1997

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

Common Stock No Par Value - 14,019,858 shares as of June 30, 1997.

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

     Item 2.  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations . . . .6 - 8

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . .     8

     Item 4.  Submission of Matters to a Vote of Security
                   Holders . . . . . . . . . . . . . . . . . . .8

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . .      9

A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)                           June 30    Dec. 31  June 30
Assets                                 1997      1996      1996
Cash. . . . . . . . . . . . . . . . .$  2,952  $  1,805 $     901
Accounts receivable, net. . . . . . .  87,837    68,791    77,681
Inventories (principally on last-in,
 first-out basis. . . . . . . . . . . 132,284    93,315   102,294
     Total current assets . . . . . .$223,073  $163,911  $180,876
Prepaid expenses and other assets . .  42,359    34,742    31,595
Fixed assets, net . . . . . . . . . .  71,419    62,717    55,837
     Total assets . . . . . . . . . .$336,851  $261,370  $268,308
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable. . . . . . . . . . .$104,230  $ 63,860  $ 83,286
Accrued liabilities . . . . . . . . .  15,977    15,105    14,059
Income taxes payable. . . . . . . . .   1,060     2,455       843
Current portion of long-term debt . .   2,673     2,482     2,349
     Total current liabilities. . . . 123,940    83,902   100,537
Long-term debt, less current portion.  67,680    40,934    39,709
Deferred income taxes . . . . . . . .  12,048    11,427    10,392
Post retirement benefit obligations .   3,418     3,181     3,120
Stockholders' equity. . . . . . . . . 129,765   121,926   114,550
     Total liabilities and stockholders'
     equity . . . . . . . . . . . . .$336,851  $261,370  $268,308

SHARES OUTSTANDING. . . . . . . . . .  14,020    14,009    14,006
BOOK VALUE PER SHARE. . . . . . . . .$   9.26  $   8.70  $   8.18
WORKING CAPITAL . . . . . . . . . . .$ 99,133  $ 80,009  $ 80,339
WORKING CAPITAL PER SHARE . . . . . .$   7.07   $  5.71   $  5.74

DEBT TO CAPITAL . . . . . . . . . . .   35.2%     26.3%     26.9%

CONDENSED STATEMENTS OF CASH FLOWS                 (Unaudited)
(Dollars in thousands)                          For the Six Months
                                                  Ended June 30,
Cash flows from operating activities:              1997     1996
  Net income. . . . . . . . . . . . . . . .     $ 12,318 $ 14,647
  Depreciation. . . . . . . . . . . . . . .        2,833   2,554
  Other . . . . . . . . . . . . . . . . . .          184  (  881)
     Cash provided from operating
     activities before working
     capital changes. . . . . . . . . . . .       15,335  16,320
  (Increase) decrease in working capital. .       (6,768)   4,918
Net cash provided from (used by) operating
 activities . . . . . . . . . . . . . . . .        8,567  21,238

Cash flows from investing activities:
  Investments and acquisitions. . . . . . .      (21,126) (16,897)
  Capital expenditures, net of sale
  proceeds. . . . . . . . . . . . . . . . .      ( 6,796)(11,330)
Net cash provided from (used by) investing
  activities. . . . . . . . . . . . . . . .      (27,922)(28,227)
Cash flows from financing activities:
  Long-term borrowings, net . . . . . . . .       24 981   10,682
  Dividends paid. . . . . . . . . . . . . .      ( 4,487)  ( 3,775)
  Other . . . . . . . . . . . . . . . . . .            8     316
Net cash provided from (used by) financing
  activities. . . . . . . . . . . . . . . .       20,502    7,223
Net increase (decrease) in cash . . . . . .        1,147     234
  Cash - beginning of year. . . . . . . . .        1,805     667
  Cash - end of period. . . . . . . . . . .     $  2,952 $    901
  Cash paid (received) during the period:
     Interest . . . . . . . . . . . . . . .     $  1,486 $  1,358
     Income taxes . . . . . . . . . . . . .     $  9,063 $ 10,253

A. M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage and per share data)

                               For the Three      For the Six
                                Months Ended      Months Ended
                                  June 30,          June 30,
                              1997      1996     1997      1996
Net sales . . . . . . . .   $187,981 $174,797  $365,307  $349,844
Cost of material sold . .   134,536   125,475   260,931   251,517
  Gross profit on sales .    53,455    49,322   104,376    98,327
Operating expenses. . . .    40,905    35,571    79,464    69,802
Depreciation expense. . .     1,450     1,319     2,833     2,554
Interest expense, net . .       834       915     1,472     1,688
  Total . . . . . . . . .    43,189    37,805    83,769    74,044

Income before taxes . . .    10,256    11,517    20,607    24,283
Income Taxes:
  Federal . . . . . . . .     3,340     3,629     6,685     7,733
  State . . . . . . . . .       780       863     1,604     1,903
                              4,120     4,492     8,289     9,636

Net income. . . . . . . .     6,136     7,025    12,318    14,647

Net income per share. . .  $    .44   $   .50  $    .88  $   1.05

Financial Ratios:
  Return on sales . . . .     3.26%     4.02%     3.37%     4.19%
  Asset turnover. . . . .     2.23      2.61      2.17      2.61
  Return on assets. . . .     7.29%    10.47%     7.31%    10.92%
  Leverage factor . . . .     2.76      2.60      2.76      2.60
  Return on opening
   stockholders' equity .    20.13%    27.19%    20.21%    28.34%
Page 5 of 9

Other Data:

  Cash dividends paid . .    $2,384   $2,101    $ 4,487  $ 3,775
  Dividends per share . .       .17      .15        .32      .27
  Average number of
   shares outstanding . .    14,020   13,999     14,016   13,983
  Tons sold                               95,42482,463 187,933170,626


Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 1997 and June 30, 1996, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $60.0 million, $58.8 million, and $62.0 million at June 30, 1997, December 31, 1996 and June 30, 1996 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.


                           A. M. CASTLE & CO.

                 Notes to Condensed Financial Statements


1.   Condensed Financial Statements

     The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1996, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 1997 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1997.


Page 6 of 9

2.   Common Stock and Per Share Information

     Net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods.

3.   Acquisitions

     On February 3, 1997, the Company's subsidiary, Total Plastics, Inc., a Michigan based plastics distributor, purchased the assets of ASN Plastics, an Indianapolis area plastics distributor. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed. The results of operations of ASN Plastics, Inc. are included in the Company's financial statements as of the acquisition date. Pro-forma results are not presented as the amounts do not significantly differ from historical results.

     On June 2, 1997, the Company acquired Keystone Tube, a Chicago based metals distributor. The acquisition has been accounted for as a purchase and accordingly, the results of operations are included in the Company's consolidated financial statements as of the acquisition date. Pro-forma results are not presented as the amounts do not significantly differ from historical results.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Operating results for the second quarter of 1997 were off 12% as compared to the second quarter of 1996. The Company earned $6.1 million ($0.44 per share) as compared to the $7.0 million ($0.50 per share) earned in the year earlier quarter. Record quarterly sales and gross profit levels were offset by expense increases resulting from a higher level of transactional activity along with a slight inflationary increase in costs without any relief from mill pricing. Earnings through the first six months of $12.3 million ($0.88 per share) were down 16% from last year's first half earnings of $14.6 million ($1.05 per share).

     Second quarter sales totaled $188.0 million, a 7.5% increase over the second quarter of 1996 sales of $174.8 million. The sales increase was provided by contributions from the Company's recent acquisitions as well as increased sales in the Company's core business products. Excluding the effect of these acquisitions, sales for the quarter were up by $6.9 million, or 4.3%. The increase in sales was due primarily to a 15.5% increase in tons sold, offset by a 4.6% decrease in average sales prices along with a shift in sales mix from the relatively higher valued Advanced
Page 7 of 9

     Materials products, to the relatively lower valued Carbon and Alloy products. For the first half of 1997, revenues were $365.3 million as compared to $349.8 million for the first six months of 1996.

     Gross profit for the quarter rose $4.1 million (8.4%) to a record $53.4 million. The increase was attributable to gross profit contributions from the Company's recent acquisitions, and its core business. Looking at the Company's core business, gross profit increased by $2.0 million (4.3%) primarily due to increased sales volume. Total gross margin percentage for the quarter was 28.4% as compared to 28.2% for the second quarter of 1996. The Company's expansion of value added services and processing capabilities continue to have a positive effect on gross margin performance.
     For the first half of 1997 total gross margin increased by $6.0 million (6.2%) over the first half of 1996. Increased sales volume as well as an increase in margin percentage contributed to this increase. Gross margin percentage for the first six months of 1997 was 28.6% as compared to 28.1% for the comparable period in 1996.

     Second quarter operating expenses were up by $5.3 million (15.0%) over the comparable period last year. Excluding the expenses of the acquired companies, Castle's operating expenses increased by approximately $4.1 million (12.3%) over the second quarter of 1996. Cost increases were experienced primarily in the areas of payroll, transportation, operating supplies and communications. The increase in transactional activity and shipments drove these expenses upwards. The Company is working on several cost savings initiatives designed to reduce the expense pressures arising from the increased level of business activity. Year to date, operating expenses were up by $9.6 million (13.8%) as compared to the first half of 1996. Increased sales volume, along with expenses associated with new and expanded facilities contributed to the expense increase.

     Second quarter depreciation expense increased by $0.13 million (9.9%) over the prior year's comparable period. Excluding depreciation expense associated with the acquired companies, this expense increased by $0.03 million (3.2%) over the second quarter of 1996. Year to date depreciation expense is up by $0.28 million (10.9%) over the prior year. Excluding amounts associated with the acquired companies, depreciation expense increased by $0.07 million (3.0%) over last year's six month period.

     Net interest expense for the second quarter decreased by approximately $0.08 million (8.8%) as compared to the second quarter of 1996. Lower average borrowing levels were primarily responsible for the expense decrease. Year to date net interest expense was down by $0.22 million (12.8%).

     Liquidity and Capital Resources

     Accounts receivable increased by $10.2 million, and net inventory increased by $30.0 million as compared to June 30, 1996. The acquisitions of Keystone Tube, ASN Plastics and High Performance Alloys contributed to over $7.0 million of the receivable increase with the balance due to higher sales volume. Approximately $13.8 million of the inventory increase is attributable to the acquisitions while the balance has been added to support certain market initiatives and the higher level of business activity experienced during the past quarter. Total bank and long term borrowing as of June 30, 1997 increased by $28.3 million as compared to the balance at June 30, 1996 due to long term borrowing used to finance the Company's acquisition strategy. Net worth has increased by $15.2 million (13.3%) over the prior year's quarter reflecting the continued strong earnings performance.

     The Company has unused committed and uncommitted lines of bank credit of $152.2 million as of June 30, 1997 vs. $170.5 million at June 30, 1996.


                       Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Stockholders of the Registrant was held on Thursday, April 24, 1997 at 10:00 AM local time at 3400 North Wolf Road, Franklin Park, Illinois.

          (b) Eleven (11) management nominees were elected to the Board of Directors, and reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule 14(a)-6 of the Securities and Exchange Commission.

               Shareholders also approved the appointment of Arthur Andersen and Co. as independent public accountants for the year 1997.

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


                                                A. M. Castle & Co.
                                                  (Registrant)


Date:  August 8, 1997                           By:  /ss/ J. A. Podojil
                                                    J. A. Podojil
                                                    Treasurer/Controller


                                   (Mr. Podojil is the Chief Accounting
                                   Officer and has been authorized to
                                   sign on behalf of the Registrant).