Form 10-Q/A
period 1997-06-30
CASTLE A M & CO
filed 1997-11-14
CIK 18172

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                         September 30, 1997

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

Common Stock No Par Value - 14,038,293 shares as of September 30, 1997.

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

     Item 2.  Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations . . . .6 - 7

Part II.  Other Information

     Item 1.  Legal Proceedings . . . . . . . . . . . . . .     8

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . .      9

A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)                           Sept. 30    Dec. 31  Sept. 30
Assets                                  1997      1996      1996
Cash. . . . . . . . . . . . . . . . .$  2,244  $  1,805 $   2,300
Accounts receivable, net. . . . . . .  87,965    68,791    74,669
Inventories (principally on last-in,
 first-out basis. . . . . . . . . . . 144,266    93,315    97,164
     Total current assets . . . . . .$234,475  $163,911  $174,133
Prepaid expenses and other assets . .  46,450    34,742    35,597
Fixed assets, net . . . . . . . . . .  72,856    62,717    59,513
     Total assets . . . . . . . . . .$353,781  $261,370  $269,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable. . . . . . . . . . .$100,068  $ 63,860  $ 77,297
Accrued liabilities . . . . . . . . .  17,411    15,105    15,184
Income taxes payable. . . . . . . . .   1,740     2,455     1,785
Current portion of long-term debt . .   2,673     2,482     2,130
     Total current liabilities. . . . 121,892    83,902    96,396
Long-term debt, less current portion.  82,769    40,934    41,276
Deferred income taxes . . . . . . . .  12,326    11,427    10,662
Post retirement benefit obligations .   3,434     3,181     3,171
Stockholders' equity. . . . . . . . . 133,360   121,926   117,738
     Total liabilities and stockholders'
     equity . . . . . . . . . . . . .$353,781  $261,370  $269,243

SHARES OUTSTANDING. . . . . . . . . .  14,038    14,009    14,007
BOOK VALUE PER SHARE. . . . . . . . .$   9.50  $   8.70  $   8.41
WORKING CAPITAL . . . . . . . . . . .$112,583  $ 80,009  $ 77,737
WORKING CAPITAL PER SHARE . . . . . .$   8.02  $   5.71  $   5.55
DEBT TO CAPITAL . . . . . . . . . . .   39.0%     26.3%     26.9%

CONDENSED STATEMENTS OF CASH FLOWS                 (Unaudited)
(Dollars in thousands)                          For the Nine Months
                                                   Ended Sept. 30,
Cash flows from operating activities:              1997     1996
  Net income. . . . . . . . . . . . . . . .     $ 18,052 $ 19,905
  Depreciation. . . . . . . . . . . . . . .        4,480   3,833
  Other . . . . . . . . . . . . . . . . . .          760  (4,718)
     Cash provided from operating
     activities before working
     capital changes. . . . . . . . . . . .       23,292  19,020
  (Increase) decrease in working capital. .      (21,000)    9,296
Net cash provided from (used by) operating
 activities . . . . . . . . . . . . . . . .        2,292   28,316
Cash flows from investing activities:
  Investments and acquisitions. . . . . . .      (25,425) (16,897)
  Capital expenditures, net of sale
  proceeds. . . . . . . . . . . . . . . . .      ( 9,880)(16,285)
Net cash provided from (used by) investing
  activities. . . . . . . . . . . . . . . .      (35,305)(33,182)
Page 4 of 9

Cash flows from financing activities:
  Long-term borrowings, net . . . . . . . .       40,070    12,030
  Dividends paid. . . . . . . . . . . . . .      ( 6,873)  ( 5,876)
  Other . . . . . . . . . . . . . . . . . .          255     345
Net cash provided from (used by) financing
  activities. . . . . . . . . . . . . . . .       33,452    6,499
Net increase (decrease) in cash . . . . . .          439   1,633
  Cash - beginning of year. . . . . . . . .        1,805     667
  Cash - end of period. . . . . . . . . . .     $  2,244 $  2,300
  Cash paid (received) during the period:
     Interest . . . . . . . . . . . . . . .     $  2,156 $  2,084
     Income taxes . . . . . . . . . . . . .     $ 11,890 $ 12,303

A. M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage and per share data)

                               For the Three      For the Nine
                                Months Ended      Months Ended
                                 Sept. 30,         Sept. 30,
                              1997     1996      1997      1996
Net sales . . . . . . . .   $192,735 $162,322  $558,042  $512,166
Cost of material sold . .   137,899   116,832   398,830   368,349
  Gross profit on sales .    54,836    45,490   159,212   143,817
Operating expenses. . . .    42,442    35,056   121,906   104,858
Depreciation expense. . .     1,647     1,279     4,480     3,833
Interest expense, net . .     1,228       634     2,700     2,322
  Total . . . . . . . . .    45,317    36,969   129,086   111,013

Income before taxes . . .     9,519     8,521    30,126    32,804

Income Taxes:
  Federal . . . . . . . .     3,056     2,699     9,741    10,432
  State . . . . . . . . .       729       564     2,333     2,467
                              3,785     3,2631    2,074    12,899

Net income. . . . . . . .     5,734     5,258    18,052    19,905

Net income per share. . .  $    .41   $   .38  $   1.29  $   1.42

Financial Ratios:
  Return on sales . . . .     2.98%     3.24%     3.23%     3.89%
  Asset turnover. . . . .     2.18      2.41      2.10      2.54
  Return on assets. . . .     6.48%     7.81%     6.80%     9.86%
  Leverage factor . . . .     2.90      2.60      2.90      2.60
  Return on opening
   stockholders' equity .    18.81%    20.35%    19.74%    25.68%

Other Data:

  Cash dividends paid . .    $2,386   $2,101    $ 6,873  $ 5,876
  Dividends per share . .       .17      .15        .49      .42
  Average number of
   shares outstanding . .    14,032   14,007     14,016   13,990
  Tons sold                               93,05780,724 280,991251,350

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at Sept. 30, 1997 and Sept. 30, 1996, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $58.2 million, $58.8 million, and $60.9 million at September 30, 1997, December 31, 1996 and September 30, 1996 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.


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

3.   Acquisitions

     On February 3, 1997, the Company's subsidiary, Total Plastics, Inc., a Michigan based plastics distributor, purchased the net assets of ASN Plastics, an Indianapolis area plastics distributor. The acquisition has been accounted for by the purchase method of accounting and accordingly, the purchase price has been allocated to assets acquired and liabilities assumed. The results of operations of ASN Plastics, Inc. are included in the Company's financial statements as of the acquisition date. Pro-forma results are not presented as the amounts do not significantly differ from historical results.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Operating results for the third quarter of 1997 were up 8% as compared to the third quarter of 1996. The Company earned $5.7 million ($0.41 per share) as compared to the $5.3 million ($0.38 per share) earned in the year earlier quarter. Record quarterly sales and earnings levels reflected increasing contributions from recently acquired platform businesses as well as an improving sales trend in the company's core specialty metals business. Earnings through the first nine months of $18.1 million ($1.29 per share) were down 9% from last year's nine month earnings of $19.9 million ($1.42 per share).

     Third quarter sales totalled $192.7 million, an 18.7% increase over the third quarter of 1996 sales of $162.3 million. The sales increase was provided by both contributions from the Company's recent acquisitions as well as increased sales in the Company's core business products. Excluding the effect of these acquisitions, sales for the quarter were up by $14.1 million or 9.4%. The increase in sales was due primarily to a 15.3% increase in tons sold, offset by a 2.5% decrease in average sales prices along with a shift in sales mix from the relatively higher valued Advanced Materials products, to the relatively lower valued Carbon
Page 7 of 9

     and Alloy products. For the first nine months of 1997, total revenues were $558.0 million as compared to $512.2 million for the first nine months of 1996, a 9.0% increase. Year-to-date sales in the Company's core business were up by 2.9% over last year's nine month period.

     Gross profit for the quarter rose $9.3 million (20.4%) to a record $54.8 million. The increase was attributable to both gross profit contributions from the Company's recent acquisitions and core business. Looking at the Company's core business, gross profit increased by $4.0 million (9.9%) primarily due to increased sales volume. Total gross margin percentage for the quarter was 28.5% as compared to 28.0% for the third quarter of 1996. The Company's expansion of value added services and processing capabilities continue to have a positive effect on gross margin performance.
     For the first nine months of 1997, total gross margin increased by $15.4 million (10.7%) over the comparable nine month period of 1996. Additional gross profit from the company's acquisitions, along with increased sales volume and an increase in margin percentage contributed to the Company's margin gains over the prior year. For the nine month period, the Company's core business showed a total gross margin increase of $4.8 million (3.7%) over 1996. On a percentage basis total gross margin for the first nine months of 1997 was 28.5% as compared to 28.1% for the comparable period in 1996.

     Third quarter operating expenses were up by $7.4 million (21.1%) over the comparable period last year. Excluding the expenses of the acquired companies, Castle's operating expenses increased by approximately $3.8 million (12.1%) over the third quarter of 1996. Cost increases continue to be experienced primarily in the areas of payroll, transportation, operating supplies and communications.
     The significant increase in transactional activity and shipments continues to drive these expenses. Several cost savings initiatives are underway which are aimed at reducing the expense pressures arising from this increased level of business activity. Year-to-date, operating expenses were up by $17.0 million (16.3%) as compared to the first nine months of 1996. Increased sales volume, along with expenses associated with new and expanded facilities contributed to the expense increase.

     Third quarter depreciation expense increased by $0.37 million (28.8%) over the prior year's comparable period. Excluding depreciation expense associated with the acquired companies, this expense increased by $0.15 million (13.1%) over the third quarter of 1996. Year-to-date depreciation expense is up by $0.65 million (16.9%) in total over the prior period. Excluding expense associated with the acquired companies this expense increased by $0.22 million (6.3%) over last year's nine month period.

     Net interest expense for the third quarter increased by approximately $0.59 million (94.7%) as compared to the third
Page 8 of 9

     quarter of 1996. Higher average borrowings levels were primarily responsible for the expense increase. Year-to-date net interest expense increased by $0.38 million (16.3%).

     Liquidity and Capital Resources

     Accounts receivables increased by $13.3 million, and net inventory has increased by $47.1 million as compared to September 30, 1996. The acquisitions of Keystone Tube, ASN Plastics and High Performance Alloys contributed to over $8.2 million of the receivable increase with the balance due to higher sales volume. Approximately $14.1 million of the inventory increase is attributable to the acquisitions while the balance has been added to support certain market initiatives and the higher level of business activity experienced during the year. Total bank and long term borrowing as of September 30, 1997 increased by $42.0 million as compared to the balance at September 30, 1996 due to long term borrowing used to finance the company's acquisition strategy along with higher working capital needs. The Company's debt-to-capital ratio was 39.0% as of September 30, 1997 which is well within the Company's target range. Net worth has increased by $15.6 million (13.3%) over the prior year's quarter reflecting the continued strong earnings performance.

     The Company has unused committed and uncommitted lines of bank credit of $132.2 million as of September 30, 1997 vs. $167.2 million at September 30, 1996.


                       Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 6.   Exhibits and Reports of Form 8-K

               (a)None

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.
Page 9 of 9

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             A. M. Castle & Co.
                                               (Registrant)


Date:  October 31, 1997                     By:  /ss/ J. A. Podojil
                                                 J. A. Podojil
                                                 Treasurer/Controller


                                   (Mr. Podojil is the Chief Accounting
                                   Officer and has been authorized to
                                   sign on behalf of the Registrant).