Form 10-K405
period 1997-12-31
CASTLE A M & CO
filed 1998-03-27
CIK 18172

                                                              Page 1 of 16 Pages

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                                (Fee Required)


For the fiscal year ended  December 31, 1997     Commission File Number:  1-5415
                          ------------------                              ------


                              A. M. CASTLE & CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       36-0879160
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3400 North Wolf Road, Franklin Park, Illinois                          60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code        (847) 455-7111
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange on
   Title of each class                               which registered
---------------------------                 ------------------------------------
Common Stock - no par value                 American and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:  None
                                                           ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
               ---

The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 2, 1998 was $338,789,160.
                                                      ------------

The number of shares outstanding of the registrant's common stock on March 2, 1998 was 14,043,074 shares.
         ----------

                     DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference                Applicable Part of Form 10-K
-------------------------------------              ----------------------------

Annual Report to Stockholders for the                       Parts I, II and IV
year ended December 31, 1997

Proxy Statement dated March 9, 1998                         Part III
furnished to Stockholders in connection with registrant's Annual Meeting of Stockholders

================================================================================

                                    PART I
Item 1.  Business.


     A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

     In the last three years, sales mix in the Company's core business was approximately as follows:


                                            1997  1996  1995
                                            ----  ----  ----

          Carbon and Stainless               73%   74%   77%
          Non-Ferrous Metals                 27%   26%   23%
                                            ----  ----  ----
                                            100%  100%  100%


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

     In Mexico, the Company operates through a joint venture, Castle de Mexico, S.A. de C.V., and targets a wide range of businesses within the producer durable goods sector.

     Markets in western Europe, South America and the Pacific Rim are serviced through the Company's International Sales Department located in the Franklin Park facility, and starting in late 1996, the Company's new United Kingdom based subsidiary, A. M. Castle & Co. Limited, a U.K. Corporation.

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

     The Company also operates two businesses acquired in 1996 whose activities complement the Company's distribution and value added focus. Total Plastics, Inc., acquired in January 1996, is a Midwest based distributor serving a wide variety of users of industrial plastics. Cutter Precision Metals, Inc., acquired in April 1996, is a Pacific Northwest based metals distributor which has added highly specialized sawing and grinding capabilities to the Company's range of processing services.

     In June of 1997 the Company acquired Keystone Tube Inc., a Midwest based specialty distributor of tubular products and a leading processor of high-value added mechanical tube and chrome plated bar serving the fluid power industry. The acquisition expands an existing product line and broadens the Company's core specialty metals business.

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

     The major portion of 1997 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

     The Company encounters strong competition both from other independent metals distributors and from large distribution organizations, some of which have substantially greater resources.

     The Company has approximately 1,850 full-time employees in its operations throughout the United States, Canada and the United Kingdom. Approximately 300 of these are represented by collective bargaining units, principally the United Steelworkers of America.

Item 2.  Properties.

     The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:

                                                   Approximate
                                                  Floor Area in
  Locations                                        Square Feet
-------------                                     -------------
Castle Metals
-------------
Atlanta, Georgia                                         35,100  (1)
Charlotte, North Carolina                                93,000
Chicago area -
 Franklin Park, Illinois                                533,600
Cincinnati, Ohio                                          9,300  (1)
Cleveland area -
 Bedford Heights, Ohio                                  381,400
Dallas, Texas                                            78,000
Fairfield, Ohio                                          72,000  (1)
Houston, Texas                                          109,100
Kansas City, Missouri                                   170,000
Los Angeles area -
 Paramount, California                                  264,900
Milwaukee area -
 Wauwatosa, Wisconsin                                    98,000  (1)
Minneapolis, Minnesota                                   60,000
Philadelphia, Pennsylvania                               71,600
Salt Lake City, Utah                                     45,400  (1)
Stockton, California                                     60,000  (1)
Wichita, Kansas                                          26,500  (1)
Worcester, Massachusetts                                 60,000
                                                      ---------
      Total Castle Metals                             2,167,900

Hy-Alloy Steels Co.
--------------------
Chicago area -
 Bedford Park, Illinois                                 103,700
                                                      ---------

H-A Industries
--------------------
Hammond, Indiana                                        250,000  (1)
                                                      ---------

A. M. Castle & Co. (Canada) Inc.
---------------------------------
Edmonton, Alberta                                        36,600  (1)
Montreal, Quebec                                         25,600  (1)
Toronto area -
 Mississauga, Ontario                                    57,100  (1)
 Etobicoke, Ontario                                       8,000  (1)
Winnipeg, Manitoba                                       28,900  (1)
                                                      ---------
                                                        156,200

Cutter Precision Metals, Inc.
-------------------------------
Kent, Washington                                         24,000  (1)
Santa Clara, California                                  20,000  (1)
                                                      ---------
                                                         44,000


Castle Metals U.K. Ltd.
------------------------
Manchester, U.K.                                         12,000  (1)
                                                      ---------

Keystone Tube, Inc.
---------------------
La Porte, Indiana                                        90,000
Riverdale, Illinois                                     115,000  (1)
Titusville, Pennsylvania                                 92,000
                                                      ---------
                                                        297,000

                                               Approximate
                                              Floor Area in
  Locations                                    Square Feet
--------------                               ---------------
Total Plastics, Inc.
-----------------------
Detroit, Michigan                                   32,000  (1)
Elk Grove Village, Illinois                         15,000  (1)
Fort Wayne, Indiana                                 15,000  (1)
Grand Rapids, Michigan                              22,000  (1)
Indianapolis, Indiana                              20,000  (1)
Kalamazoo, Michigan                                 50,000  (1)
                                                ----------
                                                   154,000

   GRAND TOTAL                                   3,184,800
                                                ==========

Sales Offices (Leased)
-------------------------
Buffalo, New York
Detroit, Michigan
Pittsburgh, Pennsylvania
Phoenix, Arizona
San Diego, California
Tulsa, Oklahoma


(1) Leased: See Note 5 in the 1997 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

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

                                   PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.


Item 6.  Selected Financial Data.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The information required to be filed in Part II (Items 5, 6, and 7) in Form 10-K has been included in the 1997 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5, 6, and 7 are incorporated herein by this specific reference to the 1997 Annual Report to Stockholders: "Common Stock Information", page 15, "Eleven-Year Financial and Operating Summary", pages 12 and 13, and "Financial Review", pages 14 and 15.



Item 8.  Financial Statements and Supplementary Data.

         See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.

                                   PART III




Item 10.  Directors and Executive Officers of the Registrant.


                                                                                   Executive Officers of The Registrant
                                                                                   ------------------------------------

Name and Title                           Age                              Business Experience
--------------                           ---                              -------------------
Michael Simpson                          59                  Mr. Simpson began his employment with the
Chairman of the Board                                        registrant in 1968.  In 1974 Mr. Simpson was elected
                                                             President of Hy-Alloy Steels Co.  Mr. Simpson was elected
                                                             Vice President - Midwest Region in 1977.  In 1979 Mr.
                                                             Simpson was elected Chairman of the Board.

Richard G. Mork                          62                  Mr. Mork began his employment with the registrant in 1957.
President and Chief                                          In 1977 Mr. Mork was elected to the position of Vice President
Executive Officer                                            - Eastern Region and in 1988 to the position of Senior
                                                             Vice President and Chief Operating Officer.  In 1990 Mr.
                                                             Mork was made President and Chief Executive Officer.

Edward F. Culliton                       56                  Mr. Culliton began his employment with the registrant in 1965.
Vice President and                                           Mr. Culliton was elected Corporate Secretary in 1972 and
Chief Financial Officer                                      Treasurer in 1975.  In 1977 he was elected Vice President
                                                             of Finance.  He is the Chief Financial Officer.

Sven G. Ericsson                         49                  Mr. Ericsson began his employment with the registrant in
Vice President -                                             1989.  Mr. Ericsson was elected to the position of Vice
International                                                President - Eastern Region in 1989, Vice President - Plate
                                                             and Carbon Products Group in 1992, and Vice President - International
                                                             in 1995.

M. Bruce Herron                          52                  Mr. Herron began his employment with the registrant in 1970.
Vice President -                                             Mr. Herron was elected to the position of Vice President -
Western Region                                               Western Region in 1989.

Stephen V. Hooks                         46                  Mr. Hooks began his employment with the registrant in 1972.
Vice President -                                             Mr. Hooks was elected to the position of Vice President -
Midwest Region                                               Midwest Region in 1993.

Fritz Oppenlander                        45                  Mr. Oppenlander began his employment with the registrant in
Vice President -                                             1996 and was elected Vice President - Operations in 1996.
Operations

Alan D. Raney                            46                  Mr. Raney began his employment with the registrant in 1986.
Vice President -                                             Mr. Raney was elected Vice President - Midwest Region
Advanced Materials                                           during 1989, and Vice President - Advanced Materials Group
Group                                                        in 1990.

Robert A. Rosenow                        44                  Mr. Rosenow began his employment with the registrant in
Vice President -                                             1977. In 1995, Mr. Rosenow was elected Vice President - Plate
Plate and Carbon                                             and Carbon Products Group.
Group

Gise Van Baren                           66                  Mr. Van Baren began his employment with the registrant's
Vice President - Alloy                                       Hy-Alloy Steels Co. (acquired in 1973) in 1954.  He
Products Group and                                           became Vice President of Hy-Alloy in 1976 and President in
President - Hy-Alloy Steels                                  1979.  He was elected Vice President - Alloy Products
Division                                                     Group in 1991.

Name and Title                      Age                          Business Experience
--------------                      ---                          -------------------
Craig R. Wilson                     46                           Mr. Wilson began his employment with the registrant in
Vice President -                                                 1979.  He was elected to the position of Vice President -
Eastern Region                                                   Eastern Region in 1997.

Paul J. Winsauer                    46                           Mr. Winsauer began his employment with the registrant in
Vice President -                                                 1981. In 1996, Mr. Winsauer was elected to the position of
Human Resources                                                  Vice President - Human Resources.

James A. Podojil                    55                           Mr. Podojil began his employment with the registrant in
Chief Accounting Officer                                         1968.  In 1977 he was elected to the position of Controller
and Treasurer/Controller                                         and in 1985 was elected to the additional post of Treasurer.

Jerry M. Aufox                      55                           Mr. Aufox began his employment with the registrant in 1977.
Secretary and Corporate                                          In 1985 he was elected to the position of Secretary and Counsel
                                                                 Corporate Counsel.  He is responsible for all legal affairs of the registrant.

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 9, 1998 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.


Item 11.  Executive Compensation.

     All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 9, 1998, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 9, 1998, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

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


Item 13.  Certain Relationships and Related Transactions.

     None.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


     Financial statements (incorporated by reference to the 1997 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 1997.

                              A. M. CASTLE & CO.
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




  Report of Independent Public Accountants on Schedules......................................................... Page 14

  Consent of Independent Public Accountants with respect to Form S-8 ........................................... Page 14

  Consolidated Financial Statement Schedules

        Valuation and Qualifying  Accounts - Schedule II ....................................................... Page 15


  Data incorporated by reference from 1997 Annual Report to Stockholders of A. M.
  Castle & Co., included herein -


  Consolidated Statements of Income - For the years ended December 31, 1997, 1996, and 1995...................................................................................................... Page 17

  Consolidated Statements of Reinvested Earnings - For the years ended December 31,
  1997, 1996, and 1995.......................................................................................... Page 17

  Consolidated Balance Sheets - December 31, 1997, 1996, and 1995............................................... Page 18

  Consolidated Statements of Cash Flows - For the years ended December 31, 1997, 1996, and 1995...................................................................................................... Page 19

  Notes to Consolidated Financial Statements................................................................ Pages 20-24

  Report of Independent Public Accountants.....................................................................  Page 24


Exhibits:

20  - Report furnished to security holders ..................................................................  Exhibit A
 3  - Articles of Incorporation and amendments ..............................................................  Exhibit B
 3  - By laws of the Company ................................................................................  Exhibit C
10  - Long term incentive compensation plan .................................................................  Exhibit D
10  - 1990 restricted stock and stock option plan ...........................................................  Exhibit E
10  - Description of management incentive plan ..............................................................  Exhibit F
10  - 1996 restricted stock and stock option plan ...........................................................  Exhibit G


Except for Exhibits C, F and G, exhibits listed above are incorporated by reference in accordance with Rule 12b-32 (17 CFR 240.12b-32) as the material has been previously filed as part of registrants form 10-K filing for the fiscal year ended December 31, 1996.

     All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

            SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To A. M. Castle & Co.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in the A. M. Castle & Co. 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                             Arthur Andersen LLP



Chicago, Illinois,
February 2, 1998




                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           WITH RESPECT TO FORM S-8


As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 2, 1998 included in this Annual Report on Form 10-K for the year ended December 31, 1997; and

2. Our report dated February 2, 1998 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1997.






                             Arthur Andersen LLP


Chicago, Illinois
March 15, 1998

                                                                     SCHEDULE II


                              A. M. CASTLE & CO.

            ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                      VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
            -----------------------------------------------------
                            (Dollars in thousands)







                                                     1997   1996   1995
                                                    -----  -----  -----
Balance, beginning of year                           $680   $600   $600

Add  - Provision charged to income                    281    245    530
     - Recoveries                                     238    223     86
     - From acquisitions                               53     80     --

Less - Uncollectible accounts charged
       against allowance                             (632)  (468)  (616)
                                                    -----  -----  -----

Balance, end of year                                 $620   $680   $600
                                                    =====  =====  =====

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
-------------------
 (Registrant)



By:  /s/    James A. Podojil
   -----------------------------
   James A. Podojil, Treasurer and Controller
   (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the registrant.)

Date:  March 2, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Michael Simpson                         /s/ William K. Hall
----------------------------                -------------------------------
Michael Simpson,                            William K. Hall, Director
Chairman of the Board                       Chairman, Audit Committee
March 2, 1998                               March 2, 1998



/s/ Richard G. Mork                         /s/ John P. Keller
----------------------------                -------------------------------
Richard G. Mork, President -                John P. Keller, Director
Chief Executive Officer, and Director       March 2, 1998
March 2, 1998



/s/ Edward F. Culliton                      /s/ John W. McCarter, Jr.
----------------------------                -------------------------------
Edward F. Culliton, Vice President -        John W. McCarter, Jr., Director
Chief Financial Officer, and Director       March 2, 1998
March 2, 1998


                                            /s/ Richard A. Virzi
                                            -------------------------------
                                            Richard A. Virzi, Director
                                            March 2, 1998