Form 10-Q/A
period 1997-06-30
CASTLE A M & CO
filed 1998-05-15
CIK 18172

Page 1 of 9


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1998         Commission File Number  1-5415

                         A. M. Castle & Co
          (Exact name of registrant as specified in its charter)


 Delaware                                 36-0879160
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation of organization)


 3400 North Wolf Road, Franklin Park, Illinois       60131
       (Address of Principal Executive Offices)        (Zip Code)


Registrant's telephone, including area code  847/455-7111           ____


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

Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at March 31, 1998
Common Stock, No Par Value                   14,043,074 shares

                            A. M. CASTLE & CO.




                      Part I.  FINANCIAL INFORMATION



                                                          Page
                                                          Number
Part I.  Financial Information

      Item 1.    Financial Statements . . . . . .          3

                 Condensed Balance Sheets . . . .          3

                 Comparative Statements of Cash Flows      3

                 Comparative Statements of Income          4

                 Notes to Condensed Financial Statements   5


 Item 2.   Management's Discussion and Analysis of Financial
           Conditions and Results of Operations . . . . . .  6 - 7

Part II.  Other Information

          Item 1.   Legal Proceedings. . . . . . . . .      8

          Item 6.   Exhibits and Reports on Form 8-K        8

                                          Page 3 of 9
A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except
per share data)
(unaudited)                    March 31,    Dec. 31,    March 31,
ASSETS                           1998         1997        1997
Cash . . . . . . .            $    2,967     $ 2,775       $1,780
Accounts receivable,net          101,655      88,478       80,158
Inventories (principally
on last-in, first-out basis)     164,658     152,028           10
  Total current assets . .      $269,280    $243,281      190,696
Prepaid expenses and
other assets. . . . . . . .       44,900      45,684       33,580
Fixed assets, net. . . . .        85,671      77,410       64,774
  Total assets . . . . . .      $399,851    $366,375     $289,050
LIABILITIES AND STOCKHOLDERS'
EQUITY
Accounts payable . . . . .      $ 93,854    $ 98,813     $ 88,776
Accrued liabilities. . . .        16,063      18,076       13,124
Income taxes payable . . .         7,098       3,934        4,903
Short term debt. . . . . .         3,343           0            0
Current portion of long-term
debt . .. . . . . . . . .          2,721       2,688        2,095
  Total current liabilities     $123,079    $123,511     $108,898
Long-term debt, less current
portion.. . . . . . . . .        117,905      90,735       39,188
Deferred income taxes.  .         13,371      12,543       11,743
Other liabilities. .  . .          3,944       2,877        3,283
Stockholders' equity  . .        141,552     136,709      125,938
  Total liabilities and
  stockholders' equity. .       $399,851    $366,375     $289,050

SHARES OUTSTANDING. . . .         14,043      14,041       14,020
BOOK VALUE PER SHARE  . .       $  10.08    $   9.74     $   8.98
WORKING CAPITAL . . . . .       $146,201    $119,770     $ 81,798
WORKING CAPITAL PER SHARE       $  10.41    $   8.53     $   5.83

DEBT TO CAPITAL . . . . .          46.7%       40.6%         24.7%


CONDENSED STATEMENTS OF CASH FLOWS      (Unaudited)
(Dollars in thousands)              For the Three Months
                                      Ended March 31,
Cash flows from operating
activities:                             1998             1997
  Net income . . . . . . . . .       $ 7,133          $ 6,182
  Depreciation and amortization. .     1,896            1,447
  Other. . . . . . . . . . . . . .       196            1,658
  Cash provided from operating
  activities before
  working capital changes. . . . .     9,225            9,287
  (Increase) decrease in working
   capital . . . . . . . . . . . .   (29,770)          (1,108)
Net cash provided from (used by)
operating activities . . . . . . .   (20,545)           8,179
Cash flows from investing
activities:
  Investments and acquisitions . .         0             (766)
  Capital expenditures, net of
  sales proceeds . . . . . . . . .    (7,519)          (3,135)
Net cash provided from (used by)
investing activities . . . . . . .    (7,519)          (3,901)
Cash flows from financing
activities:
  Long-term borrowings, net. . . .    27,203           (2,133)
  Short term debt. . . . . . . . .     3,343                0
  Dividends paid . . . . . . . . .    (2,387)          (2,103)
  Other. . . . . . . . . . . . . .        97              (67)
Net cash provided from (used by)
financing activities . . . . . . .    28,256            (4,303)
Net increase (decrease) in cash. .       192               (25)
  Cash - beginning of year . . . .     2,775             1,805
  Cash - end of period . . . . . .  $  2,967          $  1,780
Cash paid (received) during
the period:
  Interest . . . . . . . . . . . .  $  1,146          $    692
  Income Taxes . . . . . . . . . .  $    703          $  1,405

                                            Page 4 of 9
A.M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage
 and per share data)
For the Three Months Ended March 31,
(Unaudited)                              1998           1997

Net sales. . . . . . . . . . . . .    $211,728       $177,326
Cost of material sold. . . . . . .     150,093        126,395
  Gross profit on sales. . . . . .      61,635         50,931

Operating expenses . . . . . . . .      46,154         38,495

Operating profit . . . . . . . . .      15,481         12,436

Depreciation and amortization expense.   1,896          1,447
Interest expense, net. . . . . . .       1,758            638

Income before taxes  . . . . . . .      11,827         10,351

Income Taxes:
  Federal. . . . . . . . . . . . .       3,797          3,345
  State. . . . . . . . . . . . . .         897            824
                                         4,694          4,169

Net income . . . . . . . . . . . .   $   7,133       $  6,182

Basic income per share . . . . . .   $     .51       $    .44
Diluted income per share . . . . .   $     .51       $    .44


Financial Ratios:
  Return on sales. . . . . . . . .        3.37%          3.49%
  Asset turnover . . . . . . . . .        2.12           2.45
  Return on assets . . . . . . . .        7.14%          8.55%
  Leverage factor. . . . . . . . .        2.92           2.37
  Return on opening stockholders'
  equity . . . . . . . . . .             20.87%         20.28%

Other Data:
  Cash dividends paid. . . . . . .      $2,387          $2,103
  Dividends per share. . . . . . .         .17             .15
  Average number of shares
  outstanding  . . . . . . . . . .      14,042          14,012


Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 1998, and March 31, 1997, must necessarily be based on management's estimates of expected year end inventory levels and costs.
Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end
LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $56.1 million, $57.1 million, and $57.1 million at March 31, 1998, December 31, 1997, and March 31, 1997,
respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

                              A. M. CASTLE & CO.

                     Notes to Condensed Financial Statements

1. Condensed Financial Statements

The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1997, which is condensed from the audited financial statements at that date.
The Company believes that the disclosures are adequate to make the information not misleading;
however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange
Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 1998 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1998.

2. Common Stock and Per Share Information.

Basic net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share calculation include the dilutive effect of outstanding employee and directors' common stock options.

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations.


Results of Operations

Operating results for the first quarter of 1998 were up 15% as compared to 1997's first quarter.
The Company earned $7.1 million ($0.51 per share) as compared to the $6.2 million ($0.44 per share) earned in the year earlier quarter. The Company posted record quarterly sales and improved earnings as a result of increased contributions from recently acquired platform businesses, as well as a continued improving sales trend in the Company's core specialty metals business.

Quarterly sales totaled $211.7 million, representing a 19.4% increase over the first quarter of 1997 sales of $177.3 million. The sales increase was provided by contributions from the Company's recent acquisitions as well as increased sales in the Company's core business products. Excluding the effect of acquisitions, sales for the quarter were up by $16.7 million or 10.3%.
The increase in sales was due primarily to a 13.6% increase in tons sold, offset by a 0.3% decrease in average sales prices along with a slight shift in sales mix.

Gross profit for the quarter rose $10.7 million (21.0%) to a record $61.6 million. The increase was attributable to gross profit contributions from the Company's recent acquisitions, and to its core business.
Looking at the Company's core business, gross profit increased by $4.3 million (9.3 %) primarily due to increased sales volume. Total gross margin percentage for the quarter was 29.1% as compared to 28.7% for the first quarter of 1997. The Company's expansion of value added services and processing capabilities continues to have a positive effect on gross margin performance.

First quarter operating expenses were up by $7.7 million
(19.9%) over the comparable period last year. Excluding the expenses of the acquired companies, Castle's operating expenses increased by approximately $3.0 million (8.8%) over the first quarter of 1997. Cost increases continue to be experienced primarily in the areas of payroll, transportation, operating supplies, and outside services.
The significant increase in transactional activity and shipments continues to drive the increase. Increases in productivity helped offset some of these costs.
Several cost saving initiatives aimed at reducing these expense pressures are being pursued.

First quarter depreciation and amortization expense increased by $0.45 million (31.0%) over the prior year's comparable period. Excluding expense associated with the acquired companies, depreciation and amortization increased by $0.15 million (12.4%) over the first quarter of 1997. This increase was primarily the result of depreciation associated with new facilities and equipment.

Net interest expense for the first quarter increased by approximately $1.1 million (175.5%) as compared to the first quarter of 1997. Higher average borrowing levels were primarily responsible for the expense increase.
The additional borrowing was used to finance the Company's growth and acquisitions strategy.

Liquidity and Capital Resources

Accounts receivable increased by $21.5 million, and net inventory increased by $55.9 million as compared to the balances as of March 31, 1997. Acquisitions contributed over $6.7 million of the receivable increase with the balance due to higher sales volume.
Approximately $14.9 million of the inventory increase is attributable to acquisitions while the balance has been added to support certain market initiatives and the higher level of business activity experienced during the year. Total bank and long term borrowing as of March 31, 1998 increased by $82.7 million as compared to the balance at March 31, 1997. This was the result of additional long term borrowing used to finance the company's growth and acquisition strategy along with higher working capital needs. The Company's debt to capital ratio was 46.7% as of March 31, 1998 which is within the Company's target range. Net worth has increased by $15.6 million, (12.4%), over the prior year's quarter reflecting the continued strong earnings performance.

The Company has unused committed and uncommitted lines of bank credit of $152.0 million as of March 31, 1998 vs. $165.3 million at March 31, 1997.


Year 2000 Issues

The Company is currently modifying its computer systems in order to properly process transactions in the year 2000.
Expenditures for these modifications are being expensed as incurred. The company expects to have substantially all necessary modifications completed by late 1998 with no significant impact on the Company's ongoing results of operations.

            Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      None

         (b)      No reports on Form 8-K have been
                  filed during the quarter for which
                  this report is filed.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           A. M. Castle & Co.
                              (Registrant)



Date:  May 8, 1998         By:       / ss/J.A. Podojil
                           J. A. Podojil - Treasurer/Controller


                           (Mr. Podojil is the Chief Accounting
                           Officer and has been authorized to sign
                           on behalf of the Registrant.)

                                                    Page 9 of 9