Form 10-Q/A
period 1998-06-30
CASTLE A M & CO
filed 1998-08-10
CIK 18172

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30,1998           Commission File Number  1-5415

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

        Class                          Outstanding at June 30, 1998
Common Stock, No Par Value                   14,043,506 shares

                            A. M. CASTLE & CO.




                      Part I.  FINANCIAL INFORMATION


                                                     Page
                                                    Number
Part I.  Financial Information
   Item 1.  Financial Statements . . . . . . . . .     3

            Condensed Balance Sheets . . . . . . .     3

            Comparative Statements of Cash Flows .     3

            Comparative Statements of Income . . .     4

            Notes to Condensed Financial Statements.   5


   Item 2.  Management's Discussion and Analysis of
            Financial Conditions and Results of
            Operations . . . . . . . . . . . . . . .   6 - 7


Part II.  Other Information

   Item 1.  Legal Proceedings. . . . . . . . . . . .    8

   Item 4.  Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . .     8

   Item 6.  Exhibits and Reports on Form 8-K . . . .    8

A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)                     June 30,      Dec. 31,      June 30,
ASSETS                            1998          1997          1997
Cash . . . . . . . . . . . .    $ 3,376       $ 2,775       $ 2,952
Accounts receivable, net . .     97,489        88,478        87,837
Inventories (principally on
  last-in, first-out basis).    193,351       152,028       132,284
  Total current assets . . .   $294,216      $243,281      $223,073
Prepaid expenses and other
  assets. . . . . . . .  . .     53,262        45,684        42,359
Fixed assets, net. . . . . .     89,000        77,410        71,419
  Total assets . . . . . . .   $436,478      $366,375      $336,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . .   $114,618      $ 98,813      $104,230
Accrued liabilities. . . . .     17,295        18,076        15,977
Income taxes payable . . . .      3,725         3,934         1,060
Current portion of long-term
  debt . . . . . . . . . . .      3,173         2,688         2,673
  Total current liabilities.   $138,811      $123,511      $123,940
Long-term debt, less current
  portion. . . . . . . . . .    135,299        90,735        67,680
Deferred income taxes. . . .     13,407        12,543        12,048
Other liabilities .. . . . .      3,919         2,877         3,418
Stockholders' equity . . . .    145,042       136,709       129,765
  Total liabilities and
  stockholders' equity . . .   $436,478      $366,375      $336,851

SHARES OUTSTANDING . . . . .     14,044        14,041        14,020
BOOK VALUE PER SHARE . . . .   $  10.33      $   9.74      $   9.26
WORKING CAPITAL. . . . . . .   $155,405      $119,770      $ 99,133
WORKING CAPITAL PER SHARE. .   $  11.07      $   8.53      $   7.07

DEBT TO CAPITAL. . . . . . .       48.8%         40.6%         35.2%


CONDENSED STATEMENTS OF CASH FLOWS                  (Unaudited)
(Dollars in thousands)                          For the Six Months
                                                  Ended June 30,
Cash flows from operating activities:            1998         1997
  Net income . . . . . . . . . . . . . . .    $ 13,452     $ 12,318
  Depreciation and amortization. . . . . .       4,013        2,976
  Other. . . . . . . . . . . . . . . . . .      (7,321)          41
  Cash provided from operating activities
  before working capital changes. . . . . .     10,144       15,335
  (Increase) decrease in working capital. .    (33,539)      (6,768)
Net cash provided from (used by) operating
  activities. . . . . . . . . . . . . . . .    (23,395)       8,567
Cash flows from investing activities:
  Investments and acquisitions . . . . . .      (3,822)     (21,126)
  Capital expenditures, net of sales
  proceeds . . . . . . . . . . . . . . . .     (11,660)      (6,796)
Net cash provided from (used by) investing
  activities . . . . . . . . . . . . . . .     (15,482)     (27,922)
Cash flows from financing activities:
  Long-term borrowings, net. . . . . . . .      44,598       24,981
  Dividends paid . . . . . . . . . . . . .      (5,125)      (4,487)
  Other. . . . . . . . . . . . . . . . . .           5            8
Net cash provided from (used by) financing
  activities . . . . . . . . . . . . . . .      39,478       20,502
Net increase (decrease) in cash. . . . . .         601        1,147
  Cash - beginning of year . . . . . . . .    $  2,775     $  1,805
  Cash - end of period . . . . . . . . . .    $  3,376     $  2,952
Supplemental Cash Disclosures
  Cash paid (received) during period:
  Interest . . . . . . . . . . . . . . . .    $  2,998     $  1,486
  Income taxes . . . . . . . . . . . . . .    $  8,233     $  9,063

                                                        Page 4 of 9
A.M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage and
 per share data)
                                   For the Three        For the Six
                                    Months Ended        Months Ended
(Unaudited)                            June 30,           June 30,
                                   1998       1997      1998       1997

Net sales. . . . . . . . . .     $205,068   $187,98   $416,796   $365,307
Cost of material sold. . . .      144,498   134,536    294,591    260,931
  Gross profit on sales. . .       60,570    53,445    122,205    104,376

Operating expense. . . . . .       45,832    40,826     91,986     79,321

Operating profit . . . . . .     $ 14,738  $ 12,619   $ 30,219   $ 25,055

Depreciation and amortization
  expense. . . . . . . . . .        2,117     1,529      4,013      2,976
Interest expense, net. . . .        2,108       834      3,866      1,472

Income before taxes. . . . .       10,513    10,256     22,340     20,607

Income Taxes:
  Federal. . . . . . . . . .        3,398     3,340      7,195      6,685
  State. . . . . . . . . . .          796       780      1,693      1,604
                                    4,194     4,120      8,888      8,289

Net income . . . . . . . . .     $  6,319  $  6,136   $ 13,452   $ 12,318

Basic net income per share .     $    .45  $    .44   $    .96   $    .88

Diluted income per share . .     $    .45  $    .44   $    .96   $    .88


Financial Ratios:
  Return on sales. . . . . .         3.08%     3.26%      3.23%      3.37%
  Asset turnover . . . . . .         1.88      2.23       1.91       2.17
  Return on assets . . . . .         5.79%     7.29%      6.16%      7.31%
  Leverage factor. . . . . .         3.19      2.76       3.19       2.76
  Return on opening stockholders'
    equity . . . . . . . . .        18.49%    20.13%     19.68%     20.21%

Other Data:
  Cash dividends paid. . . .       $2,738    $2,384     $5,125     $4,487
  Dividends per share. . . .       $ .195    $ .170     $ .365     $ .320
  Average number of shares
  outstanding . . . . . .  .       14,043    14,020     14,043     14,016


Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 1998, and June 30, 1997, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $55.4 million, $57.1 million, and $60.0 million at June 30, 1998, December 31, 1997, and June 30, 1997, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories

                              A. M. CASTLE & CO.

                     Notes to Condensed Financial Statements

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

2. Common Stock and Per Share Information.
   Basic net income per share computations are based on the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per share calculations include the dilutive effect of outstanding employee and directors' common stock options.

3. Acquisition
   The Company's United Kingdom subsidiary A. M. Castle & Co., Ltd., acquired the net assets of Aerospace Metals, Ltd. As of May 1, 1998. The acquisition has been accounted for as a purchase and accordingly the results of operations of Aerospace Metals have been included in the Company's consolidated financial statements as of May 1, 1998. Pro-forma results are not required as the amounts do not significantly differ from historical results.

   On May 1, 1998 the Company acquired a 50% interest in Energy Alloys L.P., a Houston based metals distributor. The Company's interest in this joint venture has been accounted for using the equity method and the Company's share of the operating results of the joint venture have been included in the Company's consolidated financial statements commencing May 1, 1998.

4  Subsequent Events- Acquisition
   On August 1, 1998 the Company acquired Oliver Steel Plate Corporation; an Ohio based distributor and processor of plate products. The acquisition will be accounted for as a purchase and accordingly, the results of operations will be included in the Company's consolidated financial statements commencing August 1, 1998. Pro-forma results are not warranted as the amounts do not significantly differ from historical results.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.


Results of Operations

Operating results for the second quarter of 1998 were up 3% as compared to 1997's second quarter. The Company earned $6.3 million ($0.45 per share) as compared to the $6.1 million ($0.44 per share) earned in the year earlier quarter. The Company posted record quarterly sales and improved earnings, as a result of increasing contributions from recently acquired platform businesses, as well as strong customer demand for value added processing services. Earnings through the first six months of $13.5 million ($0.96 per share) were up 9% from last year's first half earnings of $12.3 million ($0.88 per share).

Second quarter sales totaled $205.1 million, posting a 9.1% increase over the second quarter of 1997 sales of $188.0 million. The sales increase was provided by contributions from the Company's recent acquisitions, as well as a modest sales increase in the Company's core business products. Excluding the effect of these acquisitions, sales for the quarter were up by $5.3 million or 3.2%. The increase in sales was due primarily to a 6.6% increase in tons sold, offset by a 2.7% decrease in average sales prices along with a slight shift in sales mix. For the first six months of 1998, total revenues were $416.8 million as compared to $365.3 for the first half of 1997, a 14.1% increase. Excluding the effect of acquisitions, six month sales were up 7.4% over the prior year's six month period.

Gross profit for the quarter rose $7.1 million (13.3%) to $60.6 million. The increase was attributable to both gross profit contributions from the Company's recent acquisitions, and core business. Looking at the Company's core business, gross profit increased by $2.6 million (5.6 %) primarily due to increased sales volume. Total gross margin percentage for the quarter was 29.5% as compared to 28.4% for the second quarter of 1997. The Company's expansion of value added services and processing capabilities continue to have a positive effect on gross margin performance. For the first half of 1998, total gross profit rose 17.1% to $122.2 million. Increased sales volume, as well as an improved margin percentage contributed to these gross profit gains. Year to date gross margin percentage was 29.3% as of June 30, 1998 vs. 28.6% through the first six months of 1997.

Second quarter operating expenses were up by $5.0 million (12.3%) over the comparable period last year. Excluding the expenses of the acquired companies, Castle's operating expenses increased by approximately
$1.1 million (3.1%) over the second quarter of 1997. Cost increases were experienced primarily in the areas of payroll, transportation, operating supplies, and outside services. Higher transactional activity and increased shipments were factors behind these expense increases, while productivity improvements served to offset some of these costs. Several cost saving initiatives continue to be pursued which are aimed at reducing the expense pressures arising from increased activity levels. Year to date, operating expenses were up by 16.0% as compared to the first half of 1997. Excluding expenses of the acquired companies, year to date operating expenses were up by $4.1 million (5.9%).

Second quarter depreciation and amortization expense increased by $0.59 million (38.5%) over the prior year's comparable period. Excluding expense associated with the acquired companies, depreciation and amortization increased by $0.17 million (14.0%) over the second quarter of 1997. Year to date, this expense increased by $1.0 million (34.9%) over the prior year. Excluding expenses associated with acquired companies, this expense category increased by $0.32 million (13.2%). This increase was primarily the result of depreciation associated with new facilities and equipment.

Net interest expense for the second quarter increased by approximately $1.3 million (152.8%) as compared to the second quarter of 1997. Higher average borrowing levels were primarily responsible for the expense increase. The additional borrowing is being used to finance the Company's growth and acquisitions strategy. Year to date, this expense increased by $2.4 million (162.3%) over the comparable period last year.


Liquidity and Capital Resources

Accounts receivable increased by $9.7 million, and net inventory has increased by $61.1 million as compared to the balances as of June 30, 1997. Acquisitions and higher sales volume contributed to the receivable increase. The inventory increase has been the result of a combination of acquisitions, higher sales volume, and increases designed to support market initiatives and growth strategy. Total bank and long term borrowing as of June 30, 1998 increased by $68.1 million as compared to the balance at June 30, 1997 due to long term borrowing used to finance the company's growth and acquisition strategy along with higher working capital needs. The Company's debt to capital ratio was 48.8% as of June 30, 1998 which is within the Company's target range. Net worth has increased by $15.3 million, (11.8%), over the prior year's quarter reflecting the continued strong earnings performance.

The Company has unused committed and uncommitted lines of bank credit of $140.6 million as of June 30, 1998 vs. $152.2 million at June 30, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting Stockholders of the Registrant was held on Thursday, April 23, 1998 at 10:00 a.m. local time at 3400 North Wolf Road, Franklin Park, Illinois.

         (b) Eleven (11) management nominees were elected to the Board of Directors, and reference is hereby made to the Proxy Statement and Notice of Annual Meeting filed pursuant to Rule (14(a)-6 of the Securities and Exchange Commission.

         (c) Shareholders also approved the appointment of Arthur
             Andersen and Co. as independent public accountants for the year 1998.


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



                                       A. M. Castle & Co.
                                       (Registrant)



Date:    August 7, 1998           By:       / ss/J.A. Podojil
                                       J. A. Podojil - Treasurer/Controller

                                      (Mr. Podojil is the Chief Accounting
                                      Officer and has been authorized to
                                      sign on behalf of the Registrant.)