Form 10-Q/A
period 1998-09-30
CASTLE A M & CO
filed 1998-11-09
CIK 18172

[CAPTION]10-Q/A

10-Q\A                                                      Page 1 of 11



                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1998     Commission File Number  1-5415

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

                Class                        Outstanding at September 30, 1998
Common Stock, No Par Value                   14,043,505 shares


                                                   Page 2 of 11


                            A. M. CASTLE & CO.




                      Part I.  FINANCIAL INFORMATION



                                                                      Page
                                                                      Number
Part I.  Financial Information

Item 1.    Financial Statements . . . . . . . . . . . . . . . . .       3

           Condensed Balance Sheets . . . . . . . . . . . . . . .       3

           Comparative Statements of Cash Flows . . . . . . . . .       3

           Comparative Statements of Income . . . . . . . . . . .       4

           Notes to Condensed Financial Statements. . . . . . . .   5 - 6


Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations . . . . . . . . . .  6 - 9


Part II.  Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     10

                                                                 Page 3 of 11
A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)                            Sept. 30,     Dec. 31,      Sept. 30,
ASSETS                                   1998          1997          1997
Cash . . . . . . . . . . . . . . . .    $  5,497     $  2,775       $  2,244
Accounts receivable, net . . . . . .      97,617       88,478         87,965
Inventories (principally on last-in,
  first-out basis) . . . . . . . . .     228,167      152,028        144,266
  Total current assets . . . . . . .    $331,281     $243,281       $234,475
Prepaid expenses and other assets. .      59,688       45,684         46,450
Fixed assets, net. . . . . . . . . .      96,444       77,410         72,856
  Total assets . . . . . . . . . . .    $487,413     $366,375       $353,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . .    $114,483     $ 98,813       $100,068
Accrued liabilities. . . . . . . . .      18,351       18,076         17,411
Income taxes payable . . . . . . . .       4,628        3,934          1,740
Current portion of long-term debt. .       3,803        2,688          2,673
  Total current liabilities. . . . .    $141,265     $123,511       $121,892
Long-term debt, less current portion     182,653       90,735         82,769
Deferred income taxes. . . . . . . .      13,500       12,543         12,326
Other liabilities .. . . . . . . . .       3,951        2,877          3,434
Stockholders' equity . . . . . . . .     146,044      136,709        133,360
  Total liabilities and stockholders'
  equity . . . . . . . . . . . . . .    $487,413     $366,375       $353,781

SHARES OUTSTANDING . . . . . . . . .      14,044       14,041         14,038
BOOK VALUE PER SHARE . . . . . . . .    $  10.40     $   9.74       $   9.50
WORKING CAPITAL. . . . . . . . . . .    $190,016     $119,770       $112,583
WORKING CAPITAL PER SHARE. . . . . .    $  13.53     $   8.53       $   8.02

DEBT TO CAPITAL. . . . . . . . . . .        56.1%        40.6%          39.0%


CONDENSED STATEMENTS OF CASH FLOWS                         (Unaudited)
(Dollars in thousands)                                 For the Nine Months
                                                       Ended September 30,
Cash flows from operating activities:                    1998          1997
  Net income . . . . . . . . . . . . . . . . . .      $ 17,231      $ 18,052
  Depreciation and amortization. . . . . . . . .         6,209         4,731
  Other. . . . . . . . . . . . . . . . . . . . .        (2,930)          509
  Cash provided from operating activities before
  working capital changes. . . . . . . . . . . .        20,510        23,292
  (Increase) decrease in working capital . . . .       (56,133)      (21,000)
Net cash provided from (used by) operating activities  (35,623)        2,292
Cash flows from investing activities:
  Investments and acquisitions . . . . . . . . .       (25,392)      (25,425)
  Capital expenditures, net of sales proceeds. .       (20,440)       (9,880)
Net cash provided from (used by) investing activities  (45,832)      (35,305)
Cash flows from financing activities:
  Long-term borrowings, net. . . . . . . . . . .        92,073        40,070
Dividends paid . . . . . . . . . . . . . . . . .        (7,864)       (6,873)
  Other. . . . . . . . . . . . . . . . . . . . .           (32)          255
Net cash provided from (used by) financing activities   84,177        33,452
Net increase (decrease) in cash. . . . . . . . .         2,722           439
  Cash - beginning of year . . . . . . . . . . .     $   2,775      $  1,805
  Cash - end of period . . . . . . . . . . . . .     $   5,497      $  2,244
Supplemental cash disclosures
  Cash paid (received) during period:
    Interest . . . . . . . . . . . . . . . . . .     $   5,984      $  2,156
    Income taxes . . . . . . . . . . . . . . . .     $   9,759      $ 11,890

                                                                 Page 4 of 11
A.M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage and per share data)
                                            For the Three      For the Nine
                                            Months Ended       Months Ended
(Unaudited)                                   Sept. 30,         Sept. 30,
                                          1998      1997      1998      1997

Net sales. . . . . . . . . . . . . . . $195,512  $192,735  $612,308  $558,042
Cost of material sold. . . . . . . . .  137,485   137,899   432,076   398,830
  Gross profit on sales. . . . . . . .   58,027    54,836   180,232   159,212

Operating expense. . . . . . . . . . .   46,868    42,335   138,854   121,655

Operating profit . . . . . . . . . . . $ 11,159  $ 12,501  $ 41,378  $ 37,557

Depreciation and amortization expense.    2,196     1,754     6,209     4,731
Interest expense, net. . . . . . . . .    2,662     1,228     6,528     2,700

Income before taxes. . . . . . . . . .    6,301     9,519    28,641    30,126

Income Taxes:
  Federal. . . . . . . . . . . . . . .    2,056     3,056     9,251     9,741
  State. . . . . . . . . . . . . . . .      466       729     2,159     2,333
                                          2,522     3,785    11,410    12,074

Net income . . . . . . . . . . . . . .  $ 3,779  $  5,734  $ 17,231  $ 18,052

Basic net income per share . . . . . .  $   .27  $    .41  $   1.23  $   1.29

Diluted income per share . . . . . . .  $   .27  $    .41  $   1.22  $   1.29


Financial Ratios:
  Return on sales. . . . . . . . . . .     1.93%     2.98%     2.81%     3.23%
  Asset turnover . . . . . . . . . . .     1.60      2.18      1.67      2.10
  Return on assets . . . . . . . . . .     3.10%     6.48%     4.71%     6.80%
  Leverage factor. . . . . . . . . . .     3.57      2.90      3.57      2.90
  Return on opening stockholders' equity  11.06%    18.81%    16.81%    19.74%

Other Data:
  Cash dividends paid. . . . . . . . .   $2,738    $2,386    $7,864    $6,873
  Dividends per share. . . . . . . . .   $ .195    $ .170    $ .560    $ .490
  Average number of shares outstanding   14,044    14,032    14,043    14,016


Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 1998, and September 30, 1997, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $54.2 million, $57.1 million, and $58.2 million at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

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

3.  Acquisitions
The Company's United Kingdom subsidiary A. M. Castle & Co., Ltd., acquired the net assets of Aerospace Metals, Ltd. As of May 1, 1998. The acquisition has been accounted for as a purchase and accordingly the results of operations of Aerospace Metals have been included in the Company's consolidated financial statements as of May 1, 1998. Pro-forma results are not required as the amounts do not significantly differ from historical results.

On May 1, 1998 the Company acquired a 50% interest in Energy Alloys L.P., a Houston based metals distributor. The Company's interest in this joint venture has been accounted for using the equity method and the Company's share of the operating results of the joint venture have been included in the Company's consolidated financial statements commencing May 1, 1998.

On August 1, 1998 the Company acquired Oliver Steel Plate Corporation; an Ohio based distributor and processor of plate products. The acquisition has been accounted for as a purchase and accordingly, the results of operations have been included in the Company's consolidated financial statements commencing August 1, 1998. Pro-forma results are not warranted as the amounts do not significantly differ from historical results.

                                                                Page 6 of 11

Also, as of August 1, 1998 the Company's subsidiary, Total Plastics, Inc. acquired Garron Plastics Corporation, a Maryland and Pennsylvania based distributor of industrial plastics. The acquisition has been accounted for as a purchase and accordingly, the results of operation have been included in the Company's consolidated financial statements commencing August 1, 1998. Pro-forma results are not required as the amounts do not significantly differ from historical results.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operations

Net earnings for the third quarter of 1998 were down by 34% as compared to 1997's third quarter. The Company earned $3.8 million ($0.27 per share) as compared to the $5.7 million ($0.41 per share) earned in the year earlier quarter. Operating results were adversely impacted by a pronounced summer slowdown in the manufacturing sector, which resulted in an 8% decrease in sales volume in the Company's core business from the second quarter of this
year.   Earnings through the first nine months of $17.2 million ($1.23 per share) were down by 5% from last year's nine month earnings of $18.1 million ($1.29 per share).

Third quarter sales totaled $195.5 million, posting a 1% increase over the third quarter of 1997 sales of $192.7 million. The slight sales increase was provided by contributions from the Company's recent acquisitions. Excluding the effect of these acquisitions, core business sales for the quarter were down by $4.5 million or 3%. The decrease in sales was due primarily to a 4% decrease in average sales prices, along with a slight shift in sales mix, which offset a modest increase in physical volume.
For the first nine months of 1998, total revenues were $612.3 million as compared to $558.0 million for the first nine months of 1997, a 10% increase. Excluding the effect of acquisitions, nine month sales were up 4% over the prior year's nine month period.

Gross profit for the quarter rose $3.2 million or 6% to $58.0 million.
The increase was attributable to gross profit contributions from the Company's recent acquisitions and the Company's continuing focus on increasing processing capabilities. Looking at the Company's core business, quarterly gross profit decreased slightly (0.3%), as an improved margin percentage offset some of the sales price decrease. Total gross margin percentage for the quarter was 29.7% as compared to 28.5% for the third quarter of 1997. The Company's expansion of value added services and processing capabilities continue to have a positive effect on gross margin performance. For the nine months of 1998, total gross profit rose 13% to $180.2 million. Increased sales volume, as well as an improved margin percentage contributed to these gross profit gains. Year to date gross margin percentage was 29.4% as of September 30, 1998 vs. 28.5% through the first nine months of 1997.

Third quarter operating expenses were up by $4.5 million (11%) over the comparable period last year. Excluding the expenses of the acquired companies, Castle's operating expenses increased by approximately $1.5
million (4%) over the third quarter of 1997.
     Page 7 of 11


Cost increases were experienced primarily in the areas of payroll, maintenance, repairs, and operating supplies. Higher transactional activity and increased shipments were factors behind these expense increases, while productivity improvements served to offset some of these costs. Several cost saving initiatives continue to be pursued which are aimed at reducing the expense pressures arising from increased activity levels. Year to date, operating expenses were up by 14% as compared to the first nine months of 1997. Excluding expenses of the acquired companies, year to date operating expenses were up by $5.6 million (5%).

Third quarter depreciation and amortization expense increased by $0.44 million (25%) over the prior year's comparable period. Excluding expense associated with the acquired companies, depreciation and amortization increased by $0.07 million (6%) over the third quarter of 1997. Year to date, this expense increased by $1.5 million (31%) over the prior year. Excluding expenses associated with acquired companies, this expense category increased by $0.40 million (11%). This increase was primarily the result of depreciation associated with new facilities and equipment.

Net interest expense for the third quarter increased by approximately
$1.4 million (117%) as compared to the third quarter of 1997. Higher average borrowing levels were primarily responsible for the expense increase. The additional borrowing is being used to finance the Company's growth and acquisitions strategy. Year to date, this expense increased by $3.8 million (142%) over the comparable period last year.


Liquidity and Capital Resources

Accounts receivable increased by $9.7 million, and net inventory has increased by $83.9 million as compared to the balances as of September 30, 1997. Acquisitions and higher sales volume contributed to the receivable increase. The inventory increase has been the result of a combination of acquisitions, higher sales volume, and increases designed to support market initiatives and growth strategy. Inventory levels were also adversely affected by the pronounced slowdown in business experienced in July and August which resulted in short term increases in inventory levels. The Company is focusing on bringing inventory levels back in line with demand. Total bank and long term borrowing as of September 30, 1998 increased by $101.0 million as compared to the balance at September 30, 1997 due to long term borrowing used to finance the company's growth and acquisition strategy along with higher working capital needs. The Company's debt to capital ratio was 56% as of September 30, 1998 which is over the Company's target range. Over the next 12 to18 months, the company will be focusing on leveraging operating and marketing synergies with its existing subsidiary and joint venture businesses. The Company expects to generate sufficient cash flow from operations to reduce debt down to a target range of 40 to 45% of total
capital.   Net worth has increased by $12.7  million, (10%), over the prior year's quarter reflecting the continued strong earnings performance.

The Company is currently working with its lending group to revise certain covenants that are not compatible with its strategic growth initiatives. It expects to have the new
                                 Page 8 of 11


covenants in place by year end. The Company has unused committed and uncommitted lines of bank credit of $104.0 million as of September 30, 1998 vs. $132.2 million at September 30, 1997.

Year 2000 Issues

The Company is currently modifying its computer systems in order to properly process transactions in the year 2000. Expenditures for these modifications are being expensed as incurred. The company expects to have substantially all necessary modifications completed by mid 1999 with no significant impact on the Company's ongoing results of operations. Below is a more detailed analysis of the Company's year 2000 efforts.

The Company has identified its communications systems, financial systems, and transactional systems as the major year 2000 risk areas. The Company began to address these issues starting in late 1997.

In the area of communications, the Company has installed year 2000 compliant software in its main location in Franklin Park, Illinois. The balance of Company locations requiring modifications will be completed over the next eight months.

The financial software system upgrades and modifications are progressing well and are nearing completion. The accounts receivable system upgrade has been installed and system interfaces are currently being modified. The project, including testing, should be completed in early 1999. The accounts payable system upgrade has been installed and the Company is set to begin extensive testing. Completion of this project should also occur in early 1999. The general ledger system upgrade has also been installed. Conversion and testing is scheduled for first quarter 1999 with completion estimated by mid-year.

The Company's transactional systems (purchasing, order processing, history) are the current main focus. The Company has identified 90,000 lines of
program code which are date effected.   Of these lines 32,000 have been
identified as affecting core business processes. As of this date, 69% of these lines have been modified, tested, and put into production. The remaining 31% are scheduled to be completed and into production by
year end 1998.   The non-core changes which support areas such as transaction history and reports will be completed by the third quarter of 1999. The Company believes that its targeted early completion date (12/98) on core processes, combined with the ability to increase resources from our outside vendor, provides assurance that any unknown events can be resolved at an early date.

From a cost perspective, the Company's year 2000 activities are expected to total between $500,000 and $750,000 with approximately 35% being incurred through 1998.

The Company believes that the "most reasonably likely worst case Year 2000 scenarios" would involve a partial failure in one or more of the above systems requiring that the particular transaction or process be handled manually until the problem is corrected. The impact of this type of problem would not be likely to have a material effect on the Company's results of operations, liquidity or financial condition.
                                                              Page 9 of 11


The Company has examined its non-information technology systems for Year 2000 issues. The Company has not identified any significant Year 2000 risk in its non-IT systems. The Company is also in the process of identifying risks from third party relationships. The Company has made the assumption that its "most reasonably likely worst case scenario" does not include the failure of service from its public utility providers. The Company is well-diversified from a customer, product, and vendor standpoint. A year 2000 disruption in business caused by a significant customer could impact earnings at a given business location but not likely at the total company level. The Company's customer base includes thousands of customers with no single industry accounting for more than 6% of the Company's revenues, and no single customer more than 2%. The Company purchases its products from several alternative suppliers, with the exception of nickel alloys which are single sourced. The Company is generally able to switch suppliers if necessary to meet customer requirements. The Company is monitoring the progress of key vendors and will provide for alternative sources where necessary.

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


                                                  Page 11 of 11



                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 A. M. Castle & Co.
                                    (Registrant)



  Date:  October 31, 1998       By:    / ss/J.A. Podojil
                                J. A. Podojil - Treasurer/Controller

                               (Mr. Podojil is the Chief Accounting
                                Officer and has been authorized to
                                sign on behalf of the Registrant.)