Form 10-K405
period 1998-12-31
CASTLE A M & CO
filed 1999-03-15
CIK 18172

                                                              Page 1 of 16 Pages


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 (Fee Required)


For the fiscal year ended  DECEMBER 31, 1998     Commission File Number:  1-5415
                          ------------------                              ------


                                A. M. CASTLE & CO.
                                ------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       36-0879160
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               3400 North Wolf Road, Franklin Park, Illinois 60131
               ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        (847) 455-7111
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
       Title of each class                          which registered
       -------------------                      -------------------------
    Common Stock--no par value             American and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g)of the Act:  NONE
                                                            ----

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

Yes  X              No
    ---                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
          ---

The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 1, 1999 was $191,342,510.
                                                      ------------

The number of shares outstanding of the registrant's common stock on March 1, 1999 was 14,043,487 shares.
                  ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED BY REFERENCE                 APPLICABLE PART OF FORM 10-K

Annual Report to Stockholders for the                    Parts I, II and IV
year ended December 31, 1998

Proxy Statement dated March 8, 1999                      Part III
furnished to Stockholders in connection with registrant's Annual Meeting of Stockholders

                                     PART I
Item 1.  Business.


         A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

         The Company has reviewed the business activities of its divisions and subsidiaries in accordance with the requirements of SFAS No. 131. The Company has concluded that its business activities fall into one identifiable core business segment as approximately 95% of all revenues are derived from the distribution of its specialty metals products. These products are purchased, warehoused, processed and sold using essentially the same systems, facilities, sales-force and distribution network. In the last three years, sales mix in the Company's core business was approximately as follows:


                                       1998       1997       1996
                                       ----       ----       ----

      Carbon and Stainless               75%        73%        74%
      Non-Ferrous Metals                 25%        27%        26%
                                        ---        ---        ---
                                        100%       100%       100%


         These metals are inventoried in many forms including round, hexagon, square and flat bars; plates; tubing; shapes; and sheet and coil.

         Depending on the size of the facility and the nature of the markets it serves, each of the Company's service centers is equipped as needed with Bar Saws, Close Tolerance Plate Saws, Oxygen and Plasma Arc Flame Cutting Machinery, Laser Burning, Water-Jet Cutting, Stress Relieving and Annealing Furnaces, Surface Grinding Equipment, Edge Conditioning Equipment, Sheet Shears and Coil Processing Equipment. The Company also does specialized fabrications for customers through pre-qualified subcontractors.

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

         In the United States, the Company serves the wide range of industrial companies within the $700 billion producer durable equipment sector of the economy. The customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized ones spread across the entire spectrum of metals using industries. The Company's customer base is well diversified with no single industry accounting for more than 6% of the Company's total business and, no one customer, more than 2%. The Company's coast-to-coast network of metals service centers provides next day delivery to over 90% of the markets it serves, and two day delivery to virtually all of the rest. Listed below are the operating subsidiaries and divisions included in the Company's core business segment, along with a brief summary of their business activities.

         In Canada, the Company serves a wide range of businesses similar to the market profile in the United States. These markets are serviced by the Company's Canadian subsidiary A. M. Castle & Co. (Canada) Inc.

         In Mexico, the Company operates through a joint venture, Castle de Mexico, S.A. de C.V., and targets a wide range of businesses within the producer durable goods sector.

         Markets in western Europe, South America and the Pacific Rim are serviced through the Company's International Sales Department located in the Franklin Park facility, and starting in late 1996, the Company's United Kingdom based subsidiary, A. M. Castle & Co. Limited, a U.K. Corporation.

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

         Beginning in 1996, Castle acquired several businesses whose activities complement the Company's distribution and value-added focus. Total Plastics, Inc. acquired in 1996 is a Midwest based distributor serving a wide variety of users of industrial plastics. Cutter Precision Metals, Inc., acquired in 1996, and merged into the Company in 1997 served to increase the Company's presence in the Pacific Northwest and added highly specialized sawing and grinding capabilities to the Company's range of processing services. In 1997 the company added Keystone Tube Company, a Midwest based specialty distributor of tubular products and a leading processor of high value-added mechanical tube and chrome plated bar serving the fluid power industry. The acquisition expanded an existing product line and served to broaden Castle's core specialty metals business. Oliver Steel Plate Company, acquired in 1998, is an Ohio based distributor and processor of heavy steel plate. This acquisition adds to Castle's plate processing capacity in the East and strengthens the Company's position in this target product.

         The Company holds a one-third joint venture interest in Kreher Steel Co., a Midwest distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars. In 1998, Castle also purchased a 50% joint venture interest in Energy Alloys LLC, a Houston based metals distributor.

         In general, the Company purchases metals from many producers. Satisfactory alternative sources are available for all metals that the Company buys and its business would not be materially adversely affected by the loss of any one supplier. Purchases are made in large lots and held in the distribution centers until sold, usually in smaller quantities. The Company's ability to provide quick delivery, frequently overnight, of a wide variety of metal products allows customers to reduce inventory investment because they do not need to order the large quantities required by producing mills.

         The major portion of 1998 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

         The Company encounters strong competition both from other independent metals distributors and from large distribution organizations, some of which have substantially greater resources.

         The Company has approximately 1,900 full-time employees in its operations throughout the United States, Canada and the United Kingdom. Approximately 300 of these are represented by collective bargaining units, principally the United Steelworkers of America.

Item 2.  Properties.

         The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:


                                              Approximate
                                             Floor Area in
            Locations                         Square Feet
            ---------                        -------------
CASTLE METALS
Atlanta, Georgia ..........................      35,100 (1)
Charlotte, North Carolina .................     116,500
Chicago area -
  Franklin Park, Illinois .................     522,600
Cincinnati, Ohio ..........................       9,300 (1)
Cleveland area -
  Bedford Heights, Ohio ...................     374,400
Dallas, Texas .............................      78,000
Fairfield, Ohio ...........................     108,000 (1)
Houston, Texas ............................     109,100
Kansas City, Missouri .....................     170,000
Kent, Washington ..........................      24,000 (1)
Los Angeles area -
  Paramount, California ...................     264,900
Milwaukee area -
  Wauwatosa, Wisconsin ....................      98,000 (1)
Minneapolis, Minnesota ....................      60,000
Philadelphia, Pennsylvania ................      71,600
Portland, Oregon ..........................      17,600 (1)
Salt Lake City, Utah ......................      45,400 (1)
Santa Clara, California ...................      36,000 (1)
Stockton, California ......................      60,000 (1)
Wichita, Kansas ...........................      22,500 (1)
Worcester, Massachusetts ..................      56,000
                                              ---------
       Total Castle Metals ................   2,279,000

HY-ALLOY STEELS CO
Chicago area--
  Bedford Park, Illinois ..................     103,700
                                              ---------

H-A INDUSTRIES
Hammond, Indiana ..........................     243,000 (1)
                                              ---------

A. M. CASTLE & CO. (CANADA) INC
Edmonton, Alberta .........................      38,300 (1)
Montreal, Quebec ..........................      26,100 (1)
Toronto area--
  Mississauga, Ontario ....................      60,000 (1)
  Etobicoke, Ontario ......................      17,000 (1)
Winnipeg, Manitoba ........................      50,000
                                              ---------
                                                191,400
CASTLE METALS U.K. LTD
Blackburn, U.K ............................      43,000 (1)
Christchurch, U.K .........................      12,000 (1)
                                              ---------
                                                55,000

KEYSTONE TUBE, INC
La Porte, Indiana .........................      90,000
Riverdale, Illinois .......................     115,000 (1)
Titusville, Pennsylvania ..................      92,000
                                              ---------
                                                297,000



                                              Approximate
                                             Floor Area in
            Locations                         Square Feet
            ---------                        -------------
TOTAL PLASTICS, INC
Baltimore, Maryland ......................       24,000 (1)
Detroit, Michigan ........................       31,000 (1)
Elk Grove Village, Illinois ..............       14,400 (1)
Fort Wayne, Indiana ......................        9,600 (1)
Grand Rapids, Michigan ...................       42,500
Harrisburg, Pennsylvania .................       24,000 (1)
Indianapolis, Indiana ....................       27,500 (1)
Kalamazoo, Michigan ......................       53,500 (1)
South Bend, Indiana ......................        7,500 (1)
                                              ---------
                                                234,000

OLIVER STEEL PLATE COMPANY
Twinsburg, Ohio ..........................      120,000 (1)


     GRAND TOTAL .........................    3,523,100
                                              ---------
                                              ---------


SALES OFFICES (LEASED)
Buffalo, New York
Detroit, Michigan
Pittsburgh, Pennsylvania
Phoenix, Arizona
San Diego, California
Tulsa, Oklahoma


(1) Leased: See Note 5 in the 1998 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

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

                                     PART II



Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.


Item 6.  Selected Financial Data.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         The information required to be filed in Part II (Items 5, 6, and 7) in Form 10-K has been included in the 1998 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5, 6, and 7 are incorporated herein by this specific reference to the 1998 Annual Report to
Stockholders: "Common Stock Information", page 15, "Eleven-Year Financial and Operating Summary", pages 12 and 13, and "Financial Review", pages 14 and 15.



Item 8.  Financial Statements and Supplementary Data.

         See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                      EXECUTIVE OFFICERS OF THE REGISTRANT



NAME AND TITLE                         AGE   BUSINESS EXPERIENCE
--------------                         ---   -------------------
Michael Simpson                         60   Mr. Simpson began his employment with the registrant in
Chairman of the Board                        1968. In 1974 Mr. Simpson was elected President of Hy-Alloy
                                             Steels Co. Mr. Simpson was elected Vice President--Midwest Region in 1977. In 1979 Mr. Simpson was elected Chairman of the Board

Richard G. Mork                         63   Mr. Mork began his employment with the registrant in 1957.
President and Chief                          In 1977 Mr. Mork was elected to the position of Vice President--
Executive Officer                            Eastern Region and in 1988 to the position of Senior Vice President and Chief Operating Officer.  In 1990 Mr. Mork was made President and
                                             Chief Executive Officer

Alan D. Raney                           47   Mr. Raney began his employment with the registrant in 1986.
Vice President--                             Mr. Raney was elected Vice President--Midwest Region
Executive Vice President and                 during 1989, Vice President--Advanced Materials Group
Chief Operating Officer                      in 1990, and Executive Vice President and Chief Operating
                                             Officer in 1998

Edward F. Culliton                      57   Mr. Culliton began his employment with the registrant in 1965.
Vice President and                           Mr. Culliton was elected Corporate Secretary in 1972 and
Chief Financial Officer                      Treasurer in 1975. In 1977 he was elected Vice President of Finance.
                                             He is the Chief Financial Officer

Marc Biolchin                           44   Mr. Biolchin began his employment with the registrant's
Vice President--                             Keystone Tube Company (acquired in 1997) in 1977.
Tubular Group

Sven G. Ericsson                        50   Mr. Ericsson began his employment with the registrant in
Vice President--                             1989. Mr. Ericsson was elected to the position of Vice
Business Development                         President--Eastern Region in 1989, Vice President--Plate
                                             and Carbon Products Group in 1992, Vice President--
                                             International in 1995, and Vice President--Business
                                             Development in 1998.

M. Bruce Herron                         53   Mr. Herron began his employment with the registrant in 1970.
Vice President--                             Mr. Herron was elected to the position of Vice President--
Sales                                        Western Region in 1989, and Vice President--Sales in 1998.

Stephen V. Hooks                        47   Mr. Hooks began his employment with the registrant in 1972.
Vice President--                             Mr. Hooks was elected to the position of Vice President--
Merchandising                                Midwest Region in 1993, and Vice President--Merchandising
                                             in 1998

Tim N. Lafontaine                       45   Mr. Lafontaine began his employment with the registrant
Vice President--                             in 1975, and was elected Vice President--Alloy Group in 1998.
Alloy Group

John R. Nordin                          42   Mr. Nordin began his employment with the registrant in 1998.
Vice President--                             He was elected Vice President--Chief Information Officer
Chief Information Officer                    in 1998.



NAME AND TITLE                         AGE   BUSINESS EXPERIENCE
--------------                         ---   -------------------
Fritz Oppenlander                      46     Mr. Oppenlander began his employment with the registrant in
Vice President--                              1996 and was elected Vice President--Operations in 1996.
Operations

Robert A. Rosenow                      45     Mr. Rosenow began his employment with the registrant in
Vice President--                              1977. In 1995, Mr. Rosenow was elected Vice President--Carbon Group
Carbon Group.                                 Carbon Group

Gise Van Baren                         67     Mr. Van Baren began his employment with the registrant's
Vice President                                Hy-Alloy Steels Co. (acquired in 1973) in 1954.  He
and President-- Hy-Alloy                      became Vice President of Hy-Alloy in 1976 and President in
Steels Division                               1979.  He was elected Vice President--Alloy Products
                                              Group in 1991.

Craig R. Wilson                        47     Mr. Wilson began his employment with the registrant in
Vice President--                              1979.  He was elected to the position of Vice President--
Business Process                              Eastern Region in 1997, and Vice President--Business
Improvement and Quality                       Improvement and Quality in 1998.

Paul J. Winsauer                       47     Mr. Winsauer began his employment with the registrant in
Vice President--                              1981. In 1996, Mr. Winsauer was elected to the position of
Human Resources                                Vice President--Human Resources.

James A. Podojil                       56     Mr. Podojil began his employment with the registrant in
Chief Accounting Officer                      1968.  In 1977 he was elected to the position of Controller
and Treasurer/Controller                      and in 1985 was elected to the additional post of Treasurer.

Jerry M. Aufox                         56     Mr. Aufox began his employment with the registrant in 1977.
Secretary and Corporate                       In 1985 he was elected to the position of Secretary and
Counsel                                       Corporate Counsel.  He is responsible for all legal affairs of the registrant.


         All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 8, 1999 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.


Item 11. Executive Compensation.

         All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 8, 1999, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 8, 1999, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

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


Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


         Financial statements (incorporated by reference to the 1998 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 1998.

                               A.. M. CASTLE & CO.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Public Accountants on Schedules...........................................................   Page 14

Consent of Independent Public Accountants with respect to Form S-8..............................................   Page 14

Consolidated Financial Statement Schedules

        Valuation and Qualifying  Accounts--Schedule II ........................................................   Page 15



Data incorporated by reference from 1998 Annual Report to Stockholders of A. M. Castle & Co., included herein--

   Consolidated Statements of Income--For the years ended December 31, 1998, 1997,
   and 1996.....................................................................................................   Page 17

   Consolidated Statements of Reinvested Earnings--For the years ended December 31,
   1998, 1997, and 1996.........................................................................................   Page 17

   Consolidated Balance Sheets--December 31, 1998, 1997, and 1996...............................................   Page 18

   Consolidated Statements of Cash Flows--For the years ended December 31,
   1998, 1997, and 1996.........................................................................................   Page 19

   Notes to Consolidated Financial Statements...................................................................   Pages 20-24

   Report of Independent Public Accountants.....................................................................   Page 24



Exhibits:

  20 -- Report furnished to security holders....................................................................   Exhibit A
   3 -- Articles of Incorporation and amendments................................................................   Exhibit B
   3 -- By laws of the Company..................................................................................   Exhibit C
  10 -- Long term incentive compensation plan...................................................................   Exhibit D
  10 -- 1990 restricted stock and stock option plan.............................................................   Exhibit E
  10 -- Description of management incentive plan................................................................   Exhibit F
  10 -- 1996 restricted stock and stock option plan.............................................................   Exhibit G


Except for Exhibits C, F and G, exhibits listed above are incorporated by reference in accordance with Rule 12b-32 (17 CFR 240.12b-32) as the material has been previously filed as part of registrants form 10-K filing for the fiscal year ended December 31, 1997.

         All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

              SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To A. M. Castle & Co.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the A. M. Castle & Co. 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                               Arthur Andersen LLP



Chicago, Illinois,
February 2, 1999




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            WITH RESPECT TO FORM S-8
                        ---------------------------------


As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 2, 1999 included in this Annual Report on Form 10-K for the year ended December 31, 1998; and

2. Our report dated February 2, 1999 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1998.






                                            Arthur Andersen LLP


Chicago, Illinois
March 15, 1999

                                   SCHEDULE II


                               A. M. CASTLE & CO.

              ACCOUNTS RECEIVABLE--ALLOWANCE FOR DOUBTFUL ACCOUNTS

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (Dollars in thousands)


                                             1998     1997     1996
                                             ----     ----     ----
Balance, beginning of year                   $ 620    $ 680    $ 600

Add  --  Provision charged to income           418      281      245
     --  Recoveries                            186      238      223
     --  From acquisitions                      --       53       80

Less --  Uncollectible accounts charged
         against allowance                    (586)    (632)    (468)
                                             -----    -----    -----

Balance, end of year                         $ 638    $ 620    $ 680
                                             -----    -----    -----
                                             -----    -----    -----


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. CASTLE & CO.
------------------
   (Registrant)



By: /S/  JAMES A. PODOJIL
    ---------------------
    James A. Podojil, Treasurer and Controller
    (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the registrant.)

Date:   MARCH 1, 1999
     ----------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/S/ MICHAEL SIMPSON                          /S/ WILLIAM K. HALL
-------------------------------------        -----------------------------------
Michael Simpson,                             William K. Hall, Director
Chairman of the Board                        Chairman, Audit Committee
March 1, 1999  March 1, 1999



/S/ RICHARD G. MORK                          /S/ JOHN P. KELLER
-------------------------------------        -----------------------------------
Richard G. Mork, President--                 John P. Keller, Director
Chief Executive Officer, and Director        March 1, 1999
March 1, 1999



/S/ EDWARD F. CULLITON                       /S/ JOHN W. MCCARTER, JR
-------------------------------------        -----------------------------------
Edward F. Culliton, Vice President--         John W. McCarter, Jr., Director
Chief Financial Officer, and Director        March 1, 1999
March 1, 1999

                                             /S/ JOHN MCCARTNEY
                                             -----------------------------------
                                             John McCartney, Director
                                             March 1, 1999