Form 10-Q/A
period 1998-09-30
CASTLE A M & CO
filed 1999-05-11
CIK 18172

Page 1 of 9



                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1999        Commission File Number  1-5415

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

                Class                         Outstanding at March 31, 1999
Common Stock, No Par Value                   14,043,505 shares

                            A. M. CASTLE & CO.




                      Part I.  FINANCIAL INFORMATION



                                                                      Page
                                                                      Number
Part I.  Financial Information

          Item 1. Financial Statements . . . . . . . . . . . . . .      3

                  Condensed Balance Sheets . . . . . . . . . . . .      3

                  Comparative Statements of Cash Flows . . . . . .      3

                  Comparative Statements of Income . . . . . . . .      4

                  Notes to Condensed Financial Statements. . . . .      5


          Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations . . . . . .    6-7


Part II.  Other Information

          Item 1. Legal Proceedings. . . . . . . . . . . . . . . .      8

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . .      8

                                                                  Page 3 of 9
A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)                             March 31,     Dec. 31,      March 31,
ASSETS                                  1999          1998          1998
Cash . . . . . . . . . . . . . . . . .    $4,399       $2,954         $2,967
Accounts receivable, net . . . . . . .    89,793       85,688        101,655
Inventories (principally on last-in,
   first-out basis). . . . . . . . . .   205,793      217,152        164,658
  Total current assets . . . . . . . .  $299,985     $305,794       $269,280
Prepaid expenses and other assets. . .    58,370       59,547         44,900
Fixed assets, net. . . . . . . . . . .    99,210       94,622         85,671
  Total assets . . . . . . . . . . . .  $457,565     $459,963       $399,851
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . .  $103,048     $ 98,835       $ 93,854
Accrued liabilities. . . . . . . . . .    15,980       18,536         16,063
Income taxes payable . . . . . . . . .     5,370        3,445          7,098
Short term debt. . . . . . . . . . . .       -            -            3,343
Current portion of long-term debt. . .     3,702        3,765          2,721
  Total current liabilities. . . . . .  $128,100     $124,581       $123,079
Long-term debt, less current portion .   165,831      172,313        117,905
Deferred income taxes. . . . . . . . .    15,919       15,105         13,371
Other Liabilities. . . . . . . . . . .     3,767        3,952          3,944
Stockholders' equity . . . . . . . . .   143,948      144,012        141,552
  Total liabilities and stockholders'
       equity. . . . . . . . . . . . .  $457,565     $459,963       $399,851

SHARES OUTSTANDING . . . . . . . . . .    14,044       14,043         14,043
BOOK VALUE PER SHARE . . . . . . . . .  $  10.25     $  10.26       $  10.08
WORKING CAPITAL. . . . . . . . . . . .  $171,885     $181,213       $146,201
WORKING CAPITAL PER SHARE. . . . . . .  $  12.24     $  12.90       $  10.41

DEBT TO CAPITAL. . . . . . . . . . . .      54.1%        55.0%          46.7%


CONDENSED STATEMENTS OF CASH FLOWS                         (Unaudited)
(Dollars in thousands)                                 For the Three Months
                                                         Ended March 31,
Cash flows from operating activities:                   1999           1998
  Net income . . . . . . . . . . . . . . . . . . . . $  2,755        $ 7,133
  Depreciation and amortization. . . . . . . . . . .    2,408          1,896
  Other. . . . . . . . . . . . . . . . . . . . . . .    1,725            196
  Cash provided from operating activities before
  working capital changes. . . . . . . . . . . . . .    6,888          9,225
  (Increase) decrease in working capital . . . . . .   10,668        (29,770)
Net cash provided from (used by) operating
  activities.. . . . . . . . . . . . . . . . . . . .   17,556        (20,545)
Cash flows from investing activities:
  Capital expenditures, net of sales proceeds. . . .   (6,745)        (7,519)
Net cash provided from (used by) investing
  activities . . . . . . . . . . . . . . . . . . . .   (6,745)        (7,519)
Cash flows from financing activities:
  Long-term borrowings, net. . . . . . . . . . . . .   (6,545)        27,203
  Short term debt. . . . . . . . . . . . . . . . . .       -           3,343
  Dividends paid . . . . . . . . . . . . . . . . . .   (2,738)        (2,387)
  Other. . . . . . . . . . . . . . . . . . . . . . .      (83)            97
Net cash provided from (used by) financing
  activities. . . . . . . . . . . . . . . . . . . .    (9,366)        28,256
Net increase (decrease) in cash . . . . . . . . . .  $  1,445      $     192
  Cash - beginning of year  . . . . . . . . . . . .     2,954          2,775
  Cash - end of period  . . . . . . . . . . . . . .  $  4,399       $  2,967
Cash paid (received) during the period:
  Interest . . . . . . . . . . . . . . . . . . . .   $  2,999       $  1,146
  Income taxes . . . . . . . . . . . . . . . . . .   $   (653)      $    703

                                                                   Page 4 of 9
A.M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
For the Three Months Ended March 31,
(Unaudited)                                             1999           1998

Net sales. . . . . . . . . . . . . . . . . . . . .    $183,460       $211,728
Cost of material sold. . . . . . . . . . . . . . .     126,635        150,093
  Gross profit on sales. . . . . . . . . . . . . .      56,825         61,635

Operating expenses . . . . . . . . . . . . . . . .      46,866         46,154
Depreciation and amortization expense. . . . . . .       2,408          1,896
Interest expense, net. . . . . . . . . . . . . . .       2,893          1,758
  Total. . . . . . . . . . . . . . . . . . . . . .      52,167         49,808

Income before taxes  . . . . . . . . . . . . . . .       4,658         11,827

Income Taxes:
  Federal. . . . . . . . . . . . . . . . . . . . .       1,560          3,797
  State. . . . . . . . . . . . . . . . . . . . . .         343            897
                                                         1,903          4,694

Net income . . . . . . . . . . . . . . . . . . . .  $    2,755      $   7,133

Net income per share . . . . . . . . . . . . . . .  $      .20      $     .51
Diluted income per share . . . . . . . . . . . . .  $      .20      $     .51


Financial Ratios:
  Return on sales. . . . . . . . . . . . . . . . .        1.50%          3.37%
  Asset turnover . . . . . . . . . . . . . . . . .        1.60           2.12
  Return on assets . . . . . . . . . . . . . . . .        2.41%          7.14%
  Leverage factor. . . . . . . . . . . . . . . . .        3.18           2.92
  Return on opening stockholders' equity . . . . .        7.65%         20.87%

Other Data:
  Cash dividends paid. . . . . . . . . . . . . . .      $2,738      $   2,387
  Dividends per share. . . . . . . . . . . . . . .        .195            .17
  Average number of shares outstanding . . . . . .      14,044         14,043


Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 1999, and March 31, 1998, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $46.4 million and $56.1 million at March 31, 1999 and March 31, 1998, respectively.
Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

                              A. M. CASTLE & CO.

                     Notes to Condensed Financial Statements


1. Condensed Financial Statements
   The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1998, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 1999 interim results reported herein may not necessarily be indicative of the results of operations for the full year 1999.

2. Earnings Per Share
   In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):
                                                  First Quarter
                                                    1999          1998
    Net Income                                  $  2,755      $  7,133
    Weighted average common shares outstanding     14,044       14,042
    Dilutive effect of outstanding employee and
    directors' common stock options                     7           66
    Diluted common shares outstanding              14,051       14,108
    Basic earnings per share                    $     .20     $    .51
    Diluted earnings per share                  $     .20     $    .51
    Outstanding employee and directors'
    common stock options having no
    dilutive effect                                   536          -

3. Segments
   The Company has reviewed the business activities of its divisions and subsidiaries in accordance with the requirements of SFAS No. 131. The Company has concluded that its business activities fall into one identifiable business segment as approximately 95% of all revenues are derived from the distribution of its specialty metals products. These products are purchased, warehoused, processed and sold using essentially the same systems, facilities, sales force and distribution network.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operations

Operating results before taxes, depreciation, amortization and interest expense for the first quarter of 1999 were down 36% compared to 1998's record first quarter. The Company earned $2.8 million ($.20 per share) as compared to $7.1 million ($.51 per share) in the comparable quarter last year. Results were adversely affected by a combination of excess inventory in the overall market and pricing pressures versus last year's first quarter during which market conditions were relatively healthy.

Quarterly sales totalled $183.5 million, representing a 13% decrease from the first quarter of 1998 sales of $211.7 million. The decrease was due primarily to a 14.9% decrease in tons sold along with a 4% reduction in average selling prices.

Gross profit for the quarter decreased by $4.8 million (7.8%) to $56.8 million due mainly to sales volume decreases which were offset by an increase in the total gross margin percentage from 29.1% to 31.0% as the Company's expansion of value-added services and processing capabilities continues to have a positive effect on gross margin performance.

First quarter operating expenses were up $.7 million (1.5%) over the comparable quarter last year. Increases were due largely to expenses on acquisitions which were not included in the first quarter of last year.

First quarter depreciation and amortization expense increased by $0.5 million (27.0%) over the prior year's comparable period. This increase was primarily the result of depreciation associated with new facilities and equipment.

Net interest expense for the first quarter increased approximately $1.1 million (64.6%) as compared to the first quarter of 1998. Higher average borrowing levels were primarily responsible for the expense increase. The additional borrowing was used to finance the Company's growth and acquisition strategy and working capital requirements.

Liquidity and Capital Resources

Accounts receivable decreased by $11.9 million from the first quarter of last year mainly due to the decreased sales volume. Net inventory increased by $41.1 million compared with last year's values due to a combination of acquisitions, increases to support market initiatives and the adverse effect of weaker than anticipated demand over the past two quarters. Total short term and long term debt increased by $45.6 million as compared to March 31, 1998. The increase was the result of additional capital needed to finance the Company's acquisition strategy along with the higher level of working capital. The Company's debt-to-capital ratio was 54.1% as of March 31, 1999 which is over the target range of 45%. Net worth has increased $2.4 million over the prior year's quarter reflecting continuing profitability despite the recent downturn in the economic environment.

The Company has unused committed and uncommitted lines of bank credit of $121.5 million as of March 31, 1999 compared to $152.0 million at March 31, 1998.

The Company has not entered into any market risk agreements of a material nature. Fixed interest rate debt outstanding as of March 31, 1999 totalled $106.2 million with an average interest rate of 6.9%. Variable interest rate debt outstanding as of March 31, 1999 totalled $63.3 million with an average interest rate of 5.0%.

Year 2000 Issues

The Company is currently modifying its computer systems in order to properly process transactions in the year 2000. Expenditures for these modifications are being expensed as incurred. The company expects to have substantially all necessary modifications completed by the third quarter of 1999 with no significant impact on the Company's ongoing results of operations.

The Company has identified its communications systems, financial systems, and transactional systems as the major year 2000 risk areas.  The Company
began to address these issues starting in late 1997.   Year-2000 compliant
software is operational in Franklin Park, Illinois and will be installed in all other locations over the next three months. The financial software upgrades are progressing well and are nearing completion. As of this date 50% of the 90,000 lines of transactions have been modified, tested and put into production. The remaining 50% is scheduled for completion by the third quarter. The "most reasonably likely worst case Year-2000 scenarios" would involve a partial failure in one of more of the above systems requiring that the particular transaction or process be handled manually until the problem is corrected. The impact of this type of problem would not be likely to have a material effect on results of operations, liquidity or financial condition.

The Company is in the process of reassessing its non-information technology systems and identifying risks from third party relationships. Castle is well diversified from a customer, product, and supplier standpoint and, consequently, isolated disruptions in any one area, with the exception of prolonged power interruptions at any of its four largest facilities, are not likely to have a significant impact on total company results.

The Company's Year-2000 activities are expected to cost between $1.8 and $2.0 million with approximately 67% being incurred in 1999.

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


                                 A. M. Castle & Co.
                                    (Registrant)



  Date:    May 7, 1999          By:       / ss/J.A. Podojil
                                     J. A. Podojil - Treasurer/Controller

                                    (Mr. Podojil is the Chief Accounting
                                     Officer and has been authorized to
                                     sign on behalf of the Registrant.)




                                   SIGNATURES