Form 10-Q/A
period 1999-06-30
CASTLE A M & CO
filed 1999-08-11
CIK 18172

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 1999        Commission File Number  1-5415

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

         Class                          Outstanding at June 30, 1999
Common Stock, No Par Value                   14,043,505 shares

                            A. M. CASTLE & CO.




                      Part I.  FINANCIAL INFORMATION



                                                                      Page
                                                                      Number
Part I.  Financial Information

          Item 1. Financial Statements . . . . . . . . . . . . . .       3

                  Condensed Balance Sheets . . . . . . . . . . . .       3

                  Comparative Statements of Cash Flows . . . . . .       3

                  Comparative Statements of Income . . . . . . . .       4

                  Notes to Condensed Financial Statements. . . . .     5-6


          Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations . . . . . .    7-8


Part II.  Other Information

          Item 1. Legal Proceedings. . . . . . . . . . . . . . . .      9

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . .      9


A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

                                              June 30,     Dec 31,    June 30,
ASSETS                                          1999        1998        1998
Cash . . . . . . . . . . . . . . . . . . .     4,524         2,954      3,376
Accounts receivable, net . . . . . . . . .    93,196        85,688     97,489
Inventories (principally on last-in,
  first-out basis) . . . . . . . . . . . .   200,220       217,152    193,351
  Total current assets . . . . . . . . . .   297,940       305,794    294,216
Prepaid expenses and other assets. . . . .    60,713        59,547     53,262
Fixed assets, net. . . . . . . . . . . . .   101,068        94,622     89,000
  Total assets . . . . . . . . . . . . . .   459,721       459,963    436,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . . . .   107,607        98,835    114,618
Accrued liabilities. . . . . . . . . . . .    16,728        18,536     17,295
Income taxes payable . . . . . . . . . . .     4,632         3,445      3,725
Current portion of long-term debt. . . . .     3,718         3,765      3,173
  Total current liabilities. . . . . . . .   132,685       124,581    138,811
Long-term debt, less current portion.. . .   162,976       172,313    135,299
Deferred income taxes. . . . . . . . . . .    15,994        15,105     13,407
Other liabilities  . . . . . . . . . . . .     3,732         3,952      3,919
Stockholders' equity . . . . . . . . . . .   144,334       144,012    145,042
  Total liabilities and stockholders'
    equity . . . . . . . . . . . . . . . .   459,721       459,963    436,478

SHARES OUTSTANDING . . . . . . . . . . . .    14,045        14,043     14,044
BOOK VALUE PER SHARE . . . . . . . . . . .     10.28         10.26      10.33
WORKING CAPITAL. . . . . . . . . . . . . .   165,255       181,213    155,405
WORKING CAPITAL PER SHARE. . . . . . . . .     11.77         12.90      11.07

DEBT TO CAPITAL. . . . . . . . . . . . . .      53.6%         55.0%      48.8%





CONDENSED STATEMENTS OF CASH FLOWS                         (Unaudited)
(Dollars in thousands)                                  For the Six Months
                                                         Ended June 30,

                                                      1999          1998
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . .            5,889        13,452
  Depreciation and amortization. . . . . . .            4,865         4,013
  Other. . . . . . . . . . . . . . . . . . .            1,459        (7,321)
  Cash provided from operating activities before
  working capital changes. . . . . . . . . .           12,213        10,144
  (Increase) decrease in working capital . .           17,584       (33,539)
Net cash provided from (used by) operating
  activities . . . . . . . . . . . . . . . .           29,797       (23,395)
Cash flows from investing activities:
  Investments and acquisitions . . . . . . .           (3,065)       (3,822)
  Capital expenditures, net of sales proceeds.        (10,127)      (11,660)
Net cash provided from (used by) investing
  activities . . . . . . . . . . . . . . . .          (13,192)      (15,482)
Cash flows from financing activities:
  Long-term borrowings, net. . . . . . . . .           (9,468)       44,598
Dividends paid . . . . . . . . . . . . . . .           (5,477)       (5,125)
  Other. . . . . . . . . . . . . . . . . . .              (90)            5
Net cash provided from (used by) financing
  activities . . . . . . . . . . . . . . . .          (15,035)       39,478
Net increase (decrease) in cash. . . . . . .            1,570           601
  Cash - beginning of year . . . . . . . . .            2,954         2,775
  Cash - end of period . . . . . . . . . . .            4,524         3,376
Supplemental Cash Disclosure
Cash paid (received) during the period:
  Interest . . . . . . . . . . . . . . . . .            5,698         2,998
  Income taxes . . . . . . . . . . . . . . .            1,975         8,223

                                                            Page 4 of 10

A.M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
For the Three and Six Months Ended June 30,
(Unaudited)
                                            For The Three       For The Six
                                            Months Ended        Months Ended
                                              June 30,             June 30,
                                          1999     1998     1999      1998

Net sales. . . . . . . . . . . . .      179,992  205,068  363,452   416,796
Cost of material sold. . . . . . .      122,840  144,498  249,476   294,591
  Gross profit on sales. . . . . .       57,152   60,570  113,976   122,205

Operating expenses . . . . . . . .       46,572   45,832   93,436    91,986
Depreciation and amortization expense     2,456    2,117    4,865     4,013
Interest expense, net. . . . . . .        2,841    2,108    5,734     3,866
   Total . . . . . . . . . . . . .       51,869   50,057  104,035    99,865

Income before taxes  . . . . . . .        5,283   10,513    9,941    22,340

Income Taxes:
  Federal. . . . . . . . . . . . .        1,793    3,398    3,353     7,195
  State. . . . . . . . . . . . . .          356      796      699     1,693
                                          2,149    4,194    4,052     8,888

Net income . . . . . . . . . . . .        3,134    6,319    5,889    13,452

Net income per share . . . . . . .          .22      .45      .42       .96
Diluted income per share . . . . .          .22      .45      .42       .96



Financial Ratios:
  Return on sales. . . . . . . . .         1.74%    3.08%    1.62%     3.23%
  Asset turnover . . . . . . . . .         1.57     1.88     1.58      1.91
  Return on assets . . . . . . . .         2.73%    5.79%    2.56%     6.16%
  Leverage factor. . . . . . . . .         3.19     3.19     3.19      3.19
  Return on opening stockholders' equity   8.70%   18.49%    8.18%    19.68%

Other Data:
  Cash dividends paid. . . . . . .        2,739    2,738    5,477     5,125
  Dividends per share. . . . . . . .      0.195    0.195    0.390     0.365
  Average number of shares outstanding   14,044   14,043   14,04     14,043


Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 1999, December 31, 1998 and June 30, 1998, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $43.9 million, $52.1 million and $55.4 million at June 30, 1999, December 31, 1998 and
June 30, 1998, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

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

2. Earnings Per Share
   In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):



                                          For The Three     For The Six
                                          Months Ended      Months Ended
                                            June 30,          June 30,
                                        1999      1998     1999      1998
    Net Income                         $3,134    $6,319   $5,889    $13,452
    Weighted average common shares
       outstanding                     14,044    14,043   14,044     14,043
    Dilutive effect of outstanding
       employee and directors'
       common stock options                10        56        9         59
    Diluted common shares outstanding  14,054    14,099   14,053     14,102
    Basic earnings per share           $  .22    $  .45   $  .42     $  .96
    Diluted earnings per share         $  .22    $  .45   $  .42     $  .96
    Outstanding employee and
    directors' common stock options
    having no dilutive effect             536         8      536          8



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

4.  Acquisition
    The Company's subsidiary Total Plastics, Inc. acquired a 60% interest in Paramont Machine Co. as of April 1, 1999. The acquisition has been accounted for as a purchase and accordingly the results of operations of Paramont have been included in the Company's consolidated financial statements as of April 1, 1999. Pro-forma results are not required as the amounts do not significantly differ from historical results.

    On April 1, 1999 the Company acquired a 50% interest in Laser Precision. The Company's interest in this joint venture has been accounted for using the equity method and the Company's share of the operating results of the joint venture have been included in the Company's consolidated financial statements commencing April 1, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Operating results before taxes, depreciation, amortization and interest expense for the second quarter of 1999 were down 28.2% compared to 1998's second quarter results. The Company earned $3.1 million ($.22 per share) as compared to $6.3 million ($.45 share) in the comparable quarter last year. Results were adversely affected by a combination of excess inventory in the overall market and pricing pressures versus last year's second quarter during which market conditions were relatively healthy. Earnings for the first six months of $5.9 million ($.42 per share) were down 56.3% from last year's first half earnings of $13.5 million ($.96 per share).

Quarterly sales totaled $180.0 million, representing a 12.2% decrease from the second quarte of 1998 sales of $205.1 million. The decrease was due primarily to a 14.7% decrease in tons sold along with a 5% reduction in average selling prices along with a slight shift in sales mix. For the first six months of 1999 total revenues were $363.5 million as compared to $416.8 million for the second half of 1998, a 12.8% decrease.

Gross profit for the quarter decreased by $3.4 million (5.6%) to $57.2 million due mainly to sales volume decreases which where offset by an increase in the total gross margin percentage from 29.5% to 31.8% as the Company's expansion of value added services and processing capabilities continues to have a positive effect on gross margin performance. For the first six months of 1999 total gross profit declined 6.8% to $114.0 million while gross margin percentage increased from 29.3% to 31.4%.

Second quarter operating expenses were up $.7 million (1.6%) over the comparable quarter last year. Increases were primarily due expenses of acquisitions which were not included in the second quarter of last year. Several cost saving initiatives continue to be pursued which are aiming at reducing expenses in the future. Year to date operating expenses were up by $1.5 million (1.6%).

Second quarter depreciation and amortization expense increased by $0.3 million (16.0%) over the prior year's comparable period while the increase year to date was $0.9 million (21.2%) from 1998. This increase was primarily the result of depreciation associated with new facilities and equipment along with acquisitions.

Net interest expense for the second quarter increased approximately $.7 million (34.8%) as compared to the second quarter of 1998. Higher average borrowing levels were primarily responsible for the expense increase. The additional borrowing was used to finance the Company's growth and acquisition strategy. Year to date this expense increased $1.9 million (48.3%).

Liquidity and Capital Resources

Accounts receivable decreased by $4.3 million from the second quarter of last year mainly due to the decreased sales volume. Net inventory increased by $6.9 million compared with last years values due to a combination of acquisitions, increases to support market initiatives and the adverse effect of weaker than anticipated demand over the past two quarters. Total debt increased by $28.2 million as compared to the June 30, 1998. The increase was the result of additional capital needed to finance the Company's acquisition strategy along with internal expansion through fixed asset purchases. The Company's debt to capital ratio was 53.6% as of June 30, 1999 which is over the target range of 45%. Net worth decreased $.7 million over the prior year's quarter. Although the Company has remained profitable for the past four quarters despite the recent downturn in the recent economic downturn, dividends have exceeded earnings for this period.

The Company has unused committed and uncommitted lines of bank credit of $120.4 million as of June 30, 1999 compared to $140.6 million at June 30, 1998.

Year-2000 Issues

The Company is currently modifying their computer systems in order to properly process transactions in the year 2000. Expenditures for these modifications are being expensed as incurred. The Company expects to have substantially all necessary modifications completed by the third quarter of 1999 with no significant impact on its operations.

The Company has identified its communications systems, financial systems, and transactional systems as the major Year-2000 risk areas. The Company began addressing these issues in 1997. Year-2000 compliant software is operational in Franklin Park, Illinois and will be installed in all other locations over the next three months. The financial software upgrades are progressing well and are nearing completion. As of this date 75% of the 90,000 lines of transactions have been modified, tested, and put into production. The remaining 25% is scheduled for completion by the third quarter. The "most reasonably likely worst case Year-2000 scenarios" would involve a partial failure in one or more of the above systems requiring that the particular transaction or process be handled manually until the problem is corrected. The impact of this type of problem would not be likely to have a material effect on results of operations, liquidity or financial condition.

The Company is in the process of reassessing its non-information technology systems and identifying risks from third party relationships. Castle is well diversified from a customer, product, and supplier standpoint and, consequently, isolated disruptions in any one area, with the exception of prolonged power interruptions at any of it four largest facilities, are not likely to have a significant impact on total company results.

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


                                           A. M. Castle & Co.
                                             (Registrant)



Date:    July 20, 1999            By:       / ss/J.A. Podojil
                                       J. A. Podojil - Treasurer/Controller

                                      (Mr. Podojil is the Chief Accounting
                                      Officer and has been authorized to sign
                                      on behalf of the Registrant.)