Form 10-Q/A
period 1999-09-30
CASTLE A M & CO
filed 1999-11-08
CIK 18172

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 1999        Commission File Number  1-5415

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

          Class                        Outstanding at September 30, 1999
Common Stock, No Par Value                   14,048,070 shares


       2 of 10



                            A. M. CASTLE & CO.




                      Part I.  FINANCIAL INFORMATION



                                                                     Page
                                                                     Number
Part I.  Financial Information

         Item 1.   Financial Statements. . . . . . . . . . . . .      3-4

                   Condensed Balance Sheets. . . . . . . . . . .       3

                   Comparative Statements of Cash Flows . . . . .      3

                   Comparative Statements of Income . . . . . . .      4

                   Notes to Condensed Financial Statements . . . .    5-6


         Item 2.   Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations. . . . . .    7-8


Part II.  Other Information

          Item 1.  Legal Proceedings . . . . . . . . . . . . . . .     9

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . .     9


       3 of 10

A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS

                                    Sept. 30,     Dec. 31,     Sept. 30
                                      1999          1998         1998
ASSETS
Cash . . . . . . . . . . . . . . .   $  3,292      $  2,954     $  5,497
Accounts receivable, net . . . . .     95,020        85,688       97,617
Inventories (principally on last-in,
  first-out basis) . . . . . . . .    179,520       217,152      228,167
  Total current assets . . . . . .   $277,832      $305,794     $331,281
Prepaid expenses and other assets.     56,591        59,547       59,688
Fixed assets, net. . . . . . . . .     94,025        94,622       96,444
  Total assets . . . . . . . . . .   $428,448      $459,963     $487,413

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . .   $ 84,219      $ 98,835     $114,483
Accrued liabilities. . . . . . . .     17,032        18,536       18,351
Income taxes payable . . . . . . .      3,865         3,445        4,628
Current portion of long-term debt.      3,545         3,765        3,803
  Total current liabilities. . . .   $108,661      $124,581     $141,265
Long-term debt, less current portion  156,708       172,313      182,653
Deferred income taxes. . . . . . .     16,225        15,105       13,500
Other obligations .. . . . . . . .      3,710         3,952        3,951
Stockholders' equity . . . . . . .    143,144       144,012      146,044
  Total liabilities and
  stockholders' equity . . . . . .   $428,448      $459,963     $487,413

SHARES OUTSTANDING . . . . . . . .     14,045        14,043       14,044
BOOK VALUE PER SHARE . . . . . . .   $  10.19      $  10.26     $  10.40
WORKING CAPITAL. . . . . . . . . .   $169,171      $181,213     $190,016
WORKING CAPITAL PER SHARE. . . . .   $  12.04      $  12.90     $  13.53
DEBT TO CAPITAL. . . . . . . . . .      52.8%         55.0%        56.1%

CONDENSED STATEMENTS OF CASH FLOWS                    (Unaudited)

(Dollars in thousands)                             For the Six Months
                                                   Ended September 30
Cash flows from operating activities:              1999          1998
  Net income  . . . . . . . . . . . . . . . . .    $  7,243      $ 17,231
  Depreciation and amortization . . . . . . . .       7,307         6,209
  Other . . . . . . . . . . . . . . . . . . . .       5,646        (2,930)
  Cash provided from operating activities before
  working capital changes. . . . . . . . . . . .     20,196        20,510
  (Increase) decrease in working capital . . . .     12,485       (56,133)
Net cash provided from (used by) operating
  activities . . . . . . . . . . . . . . . . . .     32,681       (35,623)
Cash flows from investing activities:
  Investments and acquisitions . . . . . . . . .     (3,097)      (25,392)
  Capital expenditures, net of sales proceeds. .     (5,258)      (20,440)
Net cash provided from (used by) investing
  activities . . . . . . . . . . . . . . . . . .     (8,355)      (45,832)
Cash flows from financing activities:
  Long-term borrowings, net. . . . . . . . . . .    (15,909)       92,073
Dividends paid . . . . . . . . . . . . . . . . .     (8,216)       (7,864)
  Other. . . . . . . . . . . . . . . . . . . . .        137           (32)
Net cash provided from (used by) financing
  activities . . . . . . . . . . . . . . . . . .    (23,988)       84,177
Net increase (decrease) in cash. . . . . . . . .        338         2,722
  Cash - beginning of year . . . . . . . . . . .      2,954         2,775
  Cash - end of period . . . . . . . . . . . . .   $  3,292      $  5,497
Supplemental Cash Disclosure
Cash paid (received) during the period:
  Interest . . . . . . . . . . . . . . . . . . .   $  8,290      $  5,984
  Income taxes . . . . . . . . . . . . . . . . .   $  3,517      $  9,759

       4 of 10

A.M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

For the Three and Six Months                  For The Three    For The Six
Ended June 30,(Unaudited)                     Months Ended     Months Ended
                                               Sept. 30        Sept. 30

                                         1999      1998      1999      1998
Net sales. . . . . . . . . . . .      $177,0970  $195,512  $540,549  $612,308
Cost of material sold. . . . . .        123,027   137,485   372,503   432,076
  Gross profit on sales. . . . .         54,070    58,027   168,046   180,232

Operating expenses . . . . . . .         46,631    46,868   140,067   138,854
Depreciation and amortization expense     2,442     2,196     7,307     6,209
Interest expense, net. . . . . .          2,637     2,662     8,371     6,528
   Total . . . . . . . . . . . .         51,710    51,726   155,745   151,591

Income before taxes  . . . . . .          2,360     6,301    12,301    28,641

Income Taxes:
  Federal. . . . . . . . . . . .            840     2,056     4,193     9,251
  State. . . . . . . . . . . . .            166       466       865     2,159
                                          1,006     2,522     5,058    11,410

Net income . . . . . . . . . . .       $  1,354  $  3,779  $  7,243  $ 17,231

Net income per share . . . . . .       $    .10  $    .27  $    .52  $   1.23
Diluted income per share . . . .       $    .10  $    .27  $    .52  $   1.22

Financial Ratios:
  Return on sales. . . . . . . .           0.76%     1.93%     1.34%     2.81%
  Asset turnover . . . . . . . .           1.65      1.60      1.68      1.67
  Return on assets . . . . . . .           1.26%     3.10%     2.25%     4.71%
  Leverage factor. . . . . . . .           2.98      3.57      2.98      3.57
  Return on opening stockholders'
    equity . . . . . . . . . . .           3.76%    11.06%     6.71%    16.81%

Other Data:
  Cash dividends paid. . . . . .       $  2,739  $  2,738  $  8,216  $  7,864
  Dividends per share. . . . . .       $  0.195  $  0.195  $  0.585  $  0.560
  Average number of shares outstanding   14,048    14,044    14,045    14,043


Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September
30, 1999, December 31, 1998 and September 30, 1998, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $40.8 million, $52.1 million and $54.2 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

       5 OF 10


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

2. Earnings Per Share

In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):

                                       For The Three     For The Nine
                                        Months Ended     Months Ended
                                          Sept. 30,        Sept. 30,
                                     1999     1998       1999       1998

Net Income                           $ 1,354  $ 3,779    $ 7,24     $17,231
Weighted average common shares
  outstanding                         14,048   14,044    14,045      14,043
Dilutive effect of outstanding
  employee and directors' common
  stock options                           11       19         9          44
Diluted common shares outstanding     14,059   14,063    14,054      14,087
Basic earnings per share             $   .10  $   .27   $   .52     $  1.23
Diluted earnings per share           $   .10  $   .27   $   .52     $  1.23
Outstanding employee and directors'
  common stock options having no
  dilutive effect                        820      112       820         383

       6 of 10

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

       7 of 10

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations.

Results of Operations
Operating results before taxes, depreciation, amortization and interest expense for the third quarter of 1999 were down 33.3% compared to 1998's third quarter results. The Company earned $1.4 million ($.10 per share) as compared to $3.8 million ($.27 share) in the comparable quarter last year. Results were adversely affected by a combination of excess inventory in the overall market and pricing pressures versus last year's third quarter during which market conditions were relatively healthy although trending downward. Earnings for the first nine months of $7.2 million ($.52 per share) were down 58.1% from last year's earnings of $17.2 million ( $1.23 per share).

Quarterly sales totaled $177.1 million, representing a 9.4% decrease from the third quarter of 1998 sales of $195.6 million. The decrease was due primarily to a 9.5% decrease in tons sold along with a 7.5% reduction in average selling prices alon with a slight shift in sales mix. For the first nine months of 1999 total revenues were $540.5 million as compared to $612.3 million in 1998, a 11.7% decrease.

Gross profit for the quarter decreased by $4.0 million (6.8%) to $54.1 million due mainly to sales volume decreases which where offset by an increase in the total gross margin percentage from 29.7% to 30.5% as the Company's expansion of value added services and processing capabilities continues to have a positive effect on gross margin performance. For the first nine months of 1999 total gross profit declined 6.8% to $168.0 million while gross margin percentage increased from 29.4% to 31.1%.

Third quarter operating expenses were down $.2 million (.1%) from the comparable quarter last year. The decrease would have been larger without approximately $1.3 million for expenses of acquisitions which were not included in the third quarter of last year. Several cost saving initiatives continue to be pursued which should continue reducing non variable expenses in the future. Year to date operating expenses were up by $1.2 million (.9%) for the same reasons stated above.

Third quarter depreciation and amortization expense increased by $0.2 million (11.2%) over the prior year's comparable period while the increase year to date was $1.1 million (17.7%) from 1998. This increase was primarily the result of depreciation associated with new facilities and equipment along with acquisitions.

Net interest expense for the third quarter remained about even with the third quarter of 1998. Year to date interest expense increased $1.8 million (28.2%). The additional borrowing was used to finance the Company's growth and acquisition strategy.


       8 of 10

Liquidity and Capital Resources
Accounts receivable decreased by $2.6 million from the third quarter of last year mainly due to the decreased sales volume. Net inventory decreased by $48.6 million compared with last years values due to reduced sales activity and programmed reductions. Total debt decreased by $26.2 million as compared to the September 30, 1998. The decrease was the result of the reduction in inventory mentioned above offset by other working capital needs. The Company's debt to capital ratio was 52.8% as of September 30, 1999 compared to 56.1% last year. Net worth decreased $2.9 million over the prior year's quarter. Although the Company has remained profitable for the past four quarters despite the recent economic downturn, dividends have exceeded earnings for this period.

The Company has unused committed and uncommitted lines of bank credit of $139.1 million as of September 30, 1999 compared to $97.2 million at September 30, 1998.


Year-2000 Issues
The Company is currently modifying their computer systems in order to properly process transactions in the year 2000. Expenditures for these modifications are being expensed as incurred.

The Company identified its communications systems, financial systems, and transactional systems as the major Year-2000 risk areas. The Company began addressing these issues in 1997. Programming and Unit Testing of all of the Company's business systems has been completed and the systems are now in final Systems Testing. The majority of all testing has been completed as of September 30,1999 with the remaining testing to be completed in late October/ early November. All critical business systems for the processing of customer orders, purchase orders, receiving material, inventory management, shipping and billing have been verified as compliant. Remaining testing will be focused on financial reporting applications. Contingency planning for internal and external Year-2000 events has started and will continue through October. The Company intends to have written contingency plans in place by the end of October.

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

       9 of 10

                         Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

       10 of 10



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              A. M. Castle & Co.
                                              (Registrant)



Date:      November 1, 1999         By:       / ss/J.A. Podojil
                                         J. A. Podojil - Treasurer/Controller

                                   (Mr. Podojil is the Chief Accounting
                                    Officer and has been authorized to sign
                                    on behalf of the Registrant.)