Form 10-K405
period 1999-12-31
CASTLE A M & CO
filed 2000-03-22
CIK 18172

                                                              Page 1 of 15 Pages
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                (Fee Required)

For the fiscal year ended  December 31, 1999      Commission File Number: 1-5415
                           -----------------                              ------

                              A. M. CASTLE & CO.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       36-0879160
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   3400 North Wolf Road, Franklin Park, Illinois                60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (847) 455-7111
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange on
  Title of each class                                 which registered
---------------------------                 ------------------------------------
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

Yes   X       No
    -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
          ---

The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on February 29, 2000 was $______.

The number of shares outstanding of the registrant's common stock on February 29, 2000 was 14,048,070 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference                 Applicable Part of Form 10-K
-----------------------------------                 ----------------------------

Annual Report to Stockholders for the                     Parts I, II and IV
year ended December 31, 1999

Proxy Statement dated March 10, 2000                            Part III
furnished to Stockholders in connection with
registrant's Annual Meeting of Stockholders
================================================================================

                                                            PAGE 2 OF 15
                                     PART I
Item 1.  Business.

     A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

     The Company has reviewed the business activities of its divisions and subsidiaries in accordance with the requirements of SFAS No. 131. The Company has concluded that its business activities fall into one identifiable core business segment as approximately 92% of all revenues are derived from the distribution of its specialty metals products. These products are purchased, warehoused, processed and sold using essentially the same systems, facilities, sales-force and distribution network. In the last three years, sales mix in the Company's core business was approximately as follows:

                                    1999   1998   1997
                                    -----  -----  -----

            Carbon and Stainless      76%    75%    73%
            Non-Ferrous Metals        24%    25%    27%
                                    ----   ----   ----
                                     100%   100%   100%

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

     The Company has its main office, and largest distribution center, in Franklin Park, Illinois. This center serves metropolitan Chicago and, approximately, a nine-state area. In addition, there are distribution centers in various other cities (see Item 2). The Chicago, Los Angeles and Cleveland distribution centers together account for approximately one-half of all sales.

     In the United States, the Company serves the wide range of industrial companies within the $700 billion producer durable equipment sector of the economy. The customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized ones spread across the entire spectrum of metals using industries. The Company's customer base is well diversified with no single industry accounting for more than 6% of the Company's total business and, no one customer, more than 2%. The Company's coast-to-coast network of metals service centers provides next day delivery to over 90% of the markets it serves, and two-day delivery to virtually all of the rest. Listed below are the operating subsidiaries and divisions included in the Company's core business segment, along with a brief summary of their business activities.

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

     Beginning in 1996, Castle acquired several businesses whose activities complement the Company's distribution and value-added focus. Total Plastics, Inc. acquired in 1996 is a Midwest based distributor serving a wide variety of users of industrial plastics. Cutter Precision Metals, Inc., acquired in 1996, and merged into the Company in 1997 served to increase the Company's presence in the Pacific Northwest and added highly specialized sawing and grinding capabilities to the Company's range of processing services. In 1997 the company added Keystone Tube Company, a Midwest based specialty distributor of tubular products and a leading processor of high value-added mechanical tube and chrome plated bar serving the fluid power industry. The acquisition expanded an existing product line and served to broaden Castle's core specialty metals business. Oliver Steel Plate Company, acquired in 1998, is an Ohio based distributor and processor of heavy steel plate. This acquisition adds to Castle's plate-processing capacity in the East and strengthens the Company's position in this target product.

     The Company holds a one-third joint venture interest in Kreher Steel Co., a Midwest distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars. In 1998, Castle also purchased a 50% joint venture interest in Energy Alloys LLC, a Houston based metals distributor. In 1999 the Company purchased another 50% joint venture, Laser Precision located in Libertyville, Illinois in order to enhance its processing capabilities.

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

     The major portion of 1999 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

     The Company encounters strong competition both from other independent metals distributors and from large distribution organizations, some of which have substantially greater resources.

     The Company has approximately 1,900 full-time employees in its operations throughout the United States, Canada and the United Kingdom. Approximately 400 of these are represented by collective bargaining units, principally the United Steelworkers of America.


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

                                                            PAGE 5 OF 15


                                           Approximate
                                          Floor Area in
     Locations                             Square Feet
     ---------                            -------------

    Castle Metals
    -----------------
    Atlanta, Georgia                           35,100 (1)
    Charlotte, North Carolina                 116,500
    Chicago area -
     Franklin Park, Illinois                  522,600
    Cincinnati, Ohio                            9,300 (1)
    Cleveland area -
     Bedford Heights, Ohio                    374,400
    Dallas, Texas                              78,000
    Fairfield, Ohio                           108,000 (1)
    Houston, Texas                            109,100
    Kansas City, Missouri                     170,000
    Kent, Washington                           31,000 (1)
    Los Angeles area -
     Paramount, California                    264,900
    Milwaukee area -
     Wauwatosa, Wisconsin                      98,000 (1)
    Minneapolis, Minnesota                     65,000
    Philadelphia, Pennsylvania                 71,600
    Portland, Oregon                           17,600 (1)
    Salt Lake City, Utah                       22,500 (1)
    Santa Clara, California                    36,000 (1)
    Stockton, California                       60,000 (1)
    Wichita, Kansas                            22,500 (1)
    Worcester, Massachusetts                   56,000
                                            ---------
        Total Castle Metals                 2,268,100

    Hy-Alloy Steels Co.
    -------------------
    Chicago area -
     Bedford Park, Illinois                   103,700
                                            ---------

    H-A Industries
    --------------
    Hammond, Indiana                          243,000 (1)
                                            ---------

    A. M. Castle & Co. (Canada) Inc.
    --------------------------------
    Edmonton, Alberta                          38,300 (1)
    Montreal, Quebec                           26,100 (1)
    Toronto area -
     Mississauga, Ontario                      60,000 (1)
     Etobicoke, Ontario                        17,000 (1)
    Winnipeg, Manitoba                         50,000
                                            ---------
                                              191,400
    Castle Metals U.K. Ltd.
    -----------------------
    Blackburn, U.K.                            43,000 (1)
    Christchurch, U.K.                         12,000 (1)
                                            ---------
                                               55,000

                                                            PAGE 6 of 15


                                       Approximate
                                      Floor Area in
      Locations                        Square Feet
      ---------                        ------------

    Keystone Tube, Inc.
    -------------------
    La Porte, Indiana                     90,000
    Riverdale, Illinois                  115,000 (1)
    Titusville, Pennsylvania              92,000
                                         -------
                                         297,000
    Total Plastics, Inc.
    --------------------
    Baltimore, Maryland                   24,000 (1)
    Detroit, Michigan                     31,000 (1)
    Elk Grove Village, Illinois           14,400 (1)
    Fort Wayne, Indiana                    9,600 (1)
    Grand Rapids, Michigan                42,500
    Harrisburg, Pennsylvania              24,000 (1)
    Indianapolis, Indiana                 27,500 (1)
    Kalamazoo, Michigan                   53,500 (1)
    South Bend, Indiana                    7,500 (1)
                                         -------
                                         234,000

    Oliver Steel Plate Company
    --------------------------
    Twinsburg, Ohio                      120,000 (1)

       GRAND TOTAL                     3,512,200
                                       =========


    Sales Offices (Leased)
    ----------------------
    Buffalo, New York
    Detroit, Michigan
    Pittsburgh, Pennsylvania
    Phoenix, Arizona
    San Diego, California
    Tulsa, Oklahoma

    (1) Leased: See Note 5 in the 1999 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

Item 3. Legal Proceedings.


     There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II



Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.


Item 6.

                                              1999     1998     1997     1996     1995
                                              ----     ----     ----     ----     ----
        Selected Financial Data
        -----------------------
        Net Sales                          $ 707.4  $ 792.8  $ 754.9  $ 672.6  $ 627.8
          Cost of Sales                      483.1    559.1    540.3    481.4    454.4
                                           -------  -------  -------  -------  -------
        Gross Profit                         224.3    233.7    214.6    191.2    173.4
          Operating Expenses                 189.1    185.1    164.3    139.9    121.7
          Depreciation and Amortization        9.9      8.5      6.6      5.3      4.5
          Interest expense, net               10.6      9.4      4.2      2.9      2.9
                                           -------  -------  -------  -------  -------
        Income before taxes                   14.7     30.7     39.5     43.1     44.3
          Income taxes                         6.0     12.2     15.7     17.0     17.5
                                           -------  -------  -------  -------  -------
        Net income                         $   8.7  $  18.5  $  23.8  $  26.1  $  26.8
                                           =======  =======  =======  =======  =======


        Share Data
        ----------
        Number of shares outstanding
          At year-end (in thousands)        14,048   14,043   14,041   14,008   13,945
        Net income per share basic          $ 0.62   $ 1.32    $1.70    $1.86    $1.93
        Net income per share diluted        $ 0.62   $ 1.32    $1.69    $1.86    $1.93
        Cash dividend per share             $ 0.78   $ 0.76    $0.66    $0.57    $0.43
        Book value per share                $10.10   $10.25    $9.74    $8.70    $7.41

        Financial Position at Year-End
        ------------------------------
        Total assets                        $413.3   $460.0   $366.4   $261.4   $222.5
        Long-term debt                      $122.6   $172.3   $ 90.7   $ 40.9   $ 28.0
        Stockholders equity                 $141.8   $144.0   $136.7   $121.9   $103.4


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


    The information required to be filed in Part II (Items 5 and 7) in Form 10-K has been included in the 1999 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5 and 7 are incorporated herein by this specific reference to the 1999 Annual Report to Stockholders:
"Common Stock Information", page 15, and "Financial Review", pages 14 and 15.

Item 8.  Financial Statements and Supplementary Data.

         See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.



                                                               Executive Officers of The Registrant
                                                               ------------------------------------

Name and Title                    Age   Business Experience
---------------                   ---   -------------------

Michael Simpson                   61      Mr. Simpson began his employment with the registrant in 1968. In 1974 Mr. Simpson was
Chairman of the Board                     elected President of Hy-Alloy Steels Co. Mr. Simpson was elected Vice President -
                                          Midwest Region in 1977. In 1979 Mr. Simpson was elected Chairman of the Board

Richard G. Mork                   64      Mr. Mork began his employment with the registrant in 1957.
President and Chief                       In 1977 Mr. Mork was elected to the position of Vice President
Executive Officer                         - Eastern Region and in 1988 to the position of Senior Vice President and
                                          Chief Operating Officer. In 1990 Mr. Mork became President and Chief Executive Officer.

M. Bruce Herron                   54      Mr. Herron began his employment with the registrant in 1970.
Executive Vice President -                Mr. Herron was elected to the position of Vice President -
Chief Operating Officer                   Western Region in 1989, and Vice President - Sales in 1998,
                                          and Executive Vice President and Chief Operating Officer in 1999.

Edward F. Culliton                58      Mr. Culliton began his employment with the registrant in 1965.
Vice President and                        Mr. Culliton was elected Corporate Secretary in 1972 and
Chief Financial Officer                   Treasurer in 1975. In 1977 he was elected Vice President of Finance. He is the Chief
                                          Financial Officer.

Marc Biolchin                     45      Mr. Biolchin began his employment with the registrant's Keystone Tube Company
Vice President -                          (acquired in 1997) in 1977.
Tubular Group

Stephen V. Hooks                  48      Mr. Hooks began his employment with the registrant in 1972.
Vice President -                          Mr. Hooks was elected to the position of Vice President -
Merchandising                             Midwest Region in 1993, and Vice President - Merchandising in 1998.


Name and Title               Age   Business Experience
--------------               ---   -------------------
Tim N. Lafontaine            46    Mr. Lafontaine began his employment with the registrant
Vice President -                   in 1975, and was elected Vice President - Alloy Group in
Alloy Group                        1998.

John R. Nordin               43    Mr. Nordin began his employment with the registrant in 1998.
Vice President -                   He was elected Vice President - Chief Information Officer
Chief Information Officer          in 1998.

Gise Van Baren               68    Mr. Van Baren began his employment with the registrant's
Vice President                     Hy-Alloy Steels Co. (acquired in 1973) in 1954. He
and President - Hy-Alloy           became Vice President of Hy-Alloy in 1976 and President in
Steels Division                    1979. He was elected Vice President - Alloy Products
                                   Group in 1991.

Craig R. Wilson              48    Mr. Wilson began his employment with the registrant in
Vice President and                 1979. He was elected to the position of Vice President -
General Manager                    Eastern Region in 1997, Vice President - Business
Great Lakes Region                 Improvement and Quality in 1998 and assumed the position of
                                   Vice President and General Manager Great Lakes Region in
                                   1999.

Henry C. Winters             58    Mr. Winters began his employment with the registrant in
Vice President-                    1999 and was elected Vice President - Operations in 1999.
Operations

Paul J. Winsauer             48    Mr. Winsauer began his employment with the registrant in
Vice President -                   1981. In 1996, Mr. Winsauer was elected to the position of
Human Resources                    Vice President - Human Resources.

James A. Podojil             57    Mr. Podojil began his employment with the registrant in
Chief Accounting Officer           1968. In 1977 he was elected to the position of Controller
and Treasurer/Controller           and in 1985 was elected to the additional post of Treasurer.

Jerry M. Aufox               57    Mr. Aufox began his employment with the registrant in 1977.
Secretary and Corporate            In 1985 he was elected to the position of Secretary and
Counsel                            Corporate Counsel. He is responsible for all legal
                                   affairs of the registrant.

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 2000 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.

Item 11. Executive Compensation.

     All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 2000, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 10, 2000, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

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

Item 13. Certain Relationships and Related Transactions.

     None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial statements (incorporated by reference to the 1999 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 1999.

                               A. M. CASTLE & CO.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Public Accountants on Schedules................... Page 13

Consent of Independent Public Accountants with respect to Form S-8...... Page 13

Consolidated Financial Statement Schedules

    Valuation and Qualifying Accounts - Schedule II .................... Page 14



Data incorporated by reference from 1999 Annual Report to Stockholders of A. M. Castle & Co., included herein -

  Consolidated Statements of Income - For the years ended December
  31, 1999, 1998, and 1997.............................................. Page 17


 Consolidated Statements of Reinvested Earnings - For the years ended
  December 31, 1999, 1998, and 1997..................................... Page 17

 Consolidated Balance Sheets - December 31, 1999, 1998, and 1997........ Page 18

 Consolidated Statements of Cash Flows - For the years ended
 December 31, 1999, 1998, and 1997...................................... Page 19

 Notes to Consolidated Financial Statements......................... Pages 20-24

 Report of Independent Public Accountants............................... Page 24


Exhibits:

 20 - Report furnished to security holders............................ Exhibit A
  3 - Articles of Incorporation and amendments........................ Exhibit B
  3 - By laws of the Company.......................................... Exhibit C
 10 - Long term incentive compensation plan........................... Exhibit D
 10 - Description of management incentive plan........................ Exhibit E
 10 - 1996 restricted stock and stock option plan..................... Exhibit F

Exhibits listed above, except for exhibits B through F, are incorporated by reference in accordance with Rule 12b-32 (17 CFR 240.12b-32) as the material has been previously filed as part of registrants form 10-K filing for the fiscal year ended December 31, 1998.

     All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

            SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
            -----------------------------------------------------

To A. M. Castle & Co.:

  We have audited in accordance with generally accepted auditing standards, the financial statements included in the A. M. Castle & Co. 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              Arthur Andersen LLP



Chicago, Illinois
February 2, 2000



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           WITH RESPECT TO FORM S-8
                     -------------------------------------


As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 2, 2000 included in this Annual Report on Form 10-K for the year ended December 31, 1999; and

2. Our report dated February 2, 2000 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1999.


                              Arthur Andersen LLP


Chicago, Illinois
March 15, 2000

                                                                    SCHEDULE II


                              A. M. CASTLE & CO.

             ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
             -----------------------------------------------------
                            (Dollars in thousands)


                                            1999    1998    1997
                                            ----    ----    ----

Balance, beginning of year                 $ 638   $ 620   $ 680

Add  - Provision charged to income           318     418     281
     - Recoveries                            102     186     238
     - From acquisitions                      --      --      53

Less - Uncollectible accounts charged
       against allowance                    (478)   (586)   (632)
                                           -----   -----   -----

Balance, end of year                       $ 580   $ 638   $ 620
                                           =====   =====   =====


                                   SIGNATURES
                                   ----------

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

Date:  February 29, 2000
      -------------------



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael Simpson                       /s/ William K. Hall
-----------------------------------       --------------------------------
Michael Simpson,                          William K. Hall, Director
Chairman of the Board                     Chairman, Audit Committee
February 29, 2000                         February 29, 2000


/s/ Richard G. Mork                       /s/ John P. Keller
-----------------------------------       --------------------------------
Richard G. Mork, President -              John P. Keller, Director
Chief Executive Officer, and Director     February 29, 2000
February 29, 2000



/s/ Edward F. Culliton                    /s/ John W. McCarter, Jr.
-----------------------------------       ---------------------------------
Edward F. Culliton, Vice President -      John W. McCarter, Jr., Director
Chief Financial Officer, and Director     February 29, 2000
February 29, 2000

                                          /s/ John McCartney
                                          -------------------------------------
                                          John McCartney, Director
                                          February 29, 2000