Form 10-Q
period 2000-03-31
CASTLE A M & CO
filed 2000-05-10
CIK 18172

Page 1 of 9



                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 2000        Commission File Number  1-5415

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

          Class                         Outstanding at March 31, 2000
Common Stock, No Par Value                   14,048,070 shares

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

A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except
per share data)
(unaudited)

                                           March 31,    Dec. 31,     March 31,
ASSETS                                       2000         1999         1999
Cash . . . . . . . . . . . . . . . .     $    2,568    $  2,578    $    4,399
Accounts receivable, net . . . . . .        101,197      83,352        89,793
Inventories (principally on last-in,
first-out basis) . . . . . . . . . .        175,471     169,618       205,793
  Total current assets . . . . . . .     $  279,236    $255,548    $  299,985
Prepaid expenses and other assets. .         63,469      60,716        58,370
Fixed assets, net. . . . . . . . . .         95,986      97,077        99,210
  Total assets . . . . . . . . . . .     $  438,691    $413,341    $  457,565
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . .     $  112,370    $102,976    $  103,048
Accrued liabilities. . . . . . . . .         15,678      17,230        15,980
Income taxes payable . . . . . . . .          7,098       4,876         5,370
Current portion of long-term debt .           3,577       3,915         3,702
  Total current liabilities. . . . .     $  138,723    $128,997      $128,100
Long-term debt, less current portion        138,290     122,625       165,831
Deferred income taxes. . . . . . . .         16,692      16,356        15,919
Post retirement benefit obligations           2,179       3,552         3,767
Stockholders' equity . . . . . . . .        142,807     141,811       143,948
  Total liabilities and stockholders'
  equity . . . . . . . . . . . . . .     $  438,691    $413,341    $  457,565

SHARES OUTSTANDING . . . . . . . . .         14,048      14,046        14,044
BOOK VALUE PER SHARE . . . . . . . .     $    10.17    $  10.10    $    10.25
WORKING CAPITAL. . . . . . . . . . .       $140,513    $126,551    $  171,885
WORKING CAPITAL PER SHARE. . . . . .     $    10.00    $   9.01    $    12.24

DEBT TO CAPITAL. . . . . . . . . . .          49.8%       47.2%         54.1%

CONDENSED STATEMENTS OF CASH FLOWS                       (Unaudited)
(Dollars in thousands)                               For the Three Months
                                                       Ended March 31,
Cash flows from operating activities:                   2000         1999
  Net income . . . . . . . . . . . . . . . . . .     $  3,766     $  2,755
  Depreciation . . . . . . . . . . . . . . . . .        2,438        2,408
  Other. . . . . . . . . . . . . . . . . . . . .       (3,661)       1,725
  Cash provided from operating activities before
  working capital changes. . . . . . . . . . . .        2,543        6,888
  (Increase) decrease in working capital . . . .      (14,031)      10,668
Net cash provided from (used by) operating
  activities . . . . . . . . . . . . . . . . . .      (11,488)      17,556
Cash flows from investing activities:
  Capital expenditures, net of sales proceeds. .       (1,079)      (6,745)
Net cash provided from (used by) investing
  activities . . . . . . . . . . . . . . . . . .       (1,079)      (6,745)
Cash flows from financing activities:
  Long-term borrowings, net. . . . . . . . . . .       15,327       (6,545)
Dividends paid . . . . . . . . . . . . . . . . .       (2,742)      (2,738)
  Other. . . . . . . . . . . . . . . . . . . . .          (28)         (83)
Net cash provided from (used by) financing
  activities . . . . . . . . . . . . . . . . . .       12,557       (9,366)
Net increase (decrease) in cash. . . . . . . . .     $    (10)    $  1,445
  Cash - beginning of year . . . . . . . . . . .        2,578        2,954
  Cash - end of period . . . . . . . . . . . . .     $  2,568     $  4,399
Cash paid/(received) during period . . . . . . .
 Interest. . . . . . . . . . . . . . . . . . . .     $  1,834    $   2,999
 Income taxes. . . . . . . . . . . . . . . . . .     $   (253)   $    (553)


A. M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except tonnage and per share data)
For the Three Months Ended March 31,
(Unaudited)                                           2000           1999
Net sales. . . . . . . . . . . . . . . . . . . . .    $195,239       $183,460
Cost of material sold. . . . . . . . . . . . . . .     135,945        126,635
  Gross profit on sales. . . . . . . . . . . . . .      59,294         56,825
Operating expenses . . . . . . . . . . . . . . . .      48,224         46,866
Depreciation and amortization expense. . . . . . .       2,438          2,408
Interest expense, net. . . . . . . . . . . . . . .       2,304          2,893

Income before taxes  . . . . . . . . . . . . . . .       6,328          4,658

Income Taxes:
  Federal. . . . . . . . . . . . . . . . . . . . .       2,052          1,560
  State. . . . . . . . . . . . . . . . . . . . . .         510            343
                                                         2,562          1,903

Net income . . . . . . . . . . . . . . . . . . . .    $  3,766     $    2,755

Net income per share . . . . . . . . . . . . . . .    $    .27     $      .20
Diluted income per share . . . . . . . . . . . . .    $    .27     $      .20


Financial Ratios:
  Return on sales. . . . . . . . . . . . . . . . .        1.93%          1.50%
  Asset turnover . . . . . . . . . . . . . . . . .        1.78           1.60
  Return on assets . . . . . . . . . . . . . . . .        3.43%          2.41%
  Leverage factor. . . . . . . . . . . . . . . . .        3.09           3.18
  Return on opening stockholders' equity . . . . .       10.62%          7.65%

Other Data:
  Cash dividends paid. . . . . . . . . . . . . . .    $  2,742       $  2,738
  Dividends per share. . . . . . . . . . . . . . .    $   .195       $   .195
  Average number of shares outstanding . . . . . .      14,048         14,044

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2000, and March 31, 1999, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $45.2 million and $46.4 million at March 31, 2000 and March 31, 1999, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

                              A. M. CASTLE & CO.

                     Notes to Condensed Financial Statements

1. Condensed Financial Statements
   The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 1999, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 2000 interim results reported herein may not necessarily be indicative of the results of operations for the full year 2000.

2. Earnings Per Share
   In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):

                                                          First Quarter
                                                        2000          1999
    Net Income                                       $ 3,766       $ 2,755
    Weighted average common shares outstanding        14,048        14,044
    Dilutive effect of outstanding employee and
    directors' common stock options                      -               7
    Diluted common shares outstanding                 14,048        14,051
    Basic earnings per share                         $   .27       $   .20
    Diluted earnings per share                       $   .27       $   .20
    Outstanding employee and directors'
    common stock options having no
    dilutive effect                                       89           536

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operations

Operating results for the first quarter of 2000 were up 37% compared to 1999's
first quarter.   The Company earned $3.8 million ($.27 per share) as compared to $2.8 million ($.20 per share) in the comparable quarter last year. Results were favorably affected by an easing of pricing pressures versus last year's first quarter during which market conditions were relatively depressed. The decreased interest expense noted below also had a favorable affect.

Quarterly sales totaled $195.2 million, representing a 6.4% increase from the first Quarter of 1999 sales of $183.5 million. The increase was due primarily to an 11% increase in tons sold offset by a 2% decrease in average selling prices.

Gross profit for the quarter increased by $2.5 million (4.3%) to $59.3 million due mainly to sales volume increases which where offset by a decrease in the total gross margin percentage from 31.0% to 30.4%. Although mill prices are stronger,there is some expected short-term market compression due to the fairly rapid price increase.

First quarter operating expenses were up $1.4 million (2.9%) as compared to the first quarter of last year. The increases are due to increased volume related expenses and payroll related expenses due to the reorganization of one of the Company's facilities.

First quarter depreciation and amortization expense is comparable to last year.

Net interest expense for the first quarter decreased approximately $.6 million (20.4%) as compared to the first quarter of 1999. The decline reflects the Company's ongoing initiative to use cash flow to pay down debt.

Liquidity and Capital Resources
Accounts receivable increased by $11.4 million from the first quarter of last year mainly due to the increased sales volume. Net inventory decreased by $30.3 million compared to last year's values due to increased sales activity and programmed reductions. Total long-term debt decreased by $27.5 million as compared to the March 31, 1999. The decrease was mainly the result of the inventory reduction mentioned above. The Company's debt to capital ratio was 49.8% as of March 31, 2000 compare to 54.1% at March 31, 1999. Net worth decreased $1.1 million from the prior year's quarter. Although the Company has remained profitable over the past four quarters, the depressed economic conditions in 1999 resulted in dividends exceeding earnings for this period. A turnaround in this condition has occurred in the first quarter of this year with net worth increasing by $1.0 from the December 31,1999 value.

The Company has unused committed and uncommitted lines of bank credit of $135.5 million as of March 31, 2000 compared to $121.5 million at March 31, 1999.

Year-2000 Issues
There have been no significant systems or other Year 2000 problems suffered during the first quarter of 2000 and there are no significant problems anticipated in the future, either internally or from third parties.
Although many 1999 technology projects were deferred, it is not anticipated that the resumption of project work will have a material adverse affect on the Company's liquidity requirements.

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


                                                       A. M. Castle & Co.
                                                          (Registrant)



Date:    May 7, 2000                   By:       / ss/J.A. Podojil
                                         J. A. Podojil - Treasurer/Controller

                                      (Mr. Podojil is the Chief Accounting
                                      Officer and has been authorized to sign
                                      on behalf of the Registrant.)