Form 10-Q
period 1996-06-30
CASTLE A M & CO
filed 2000-08-11
CIK 18172

       1 of 9



                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 2000        Commission File Number  1-5415

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

              Class                          Outstanding at June 30, 2000
Common Stock, No Par Value                   14,048,052 shares

       2 of 9


                            A. M. CASTLE & CO.




                      Part I.  FINANCIAL INFORMATION



                                                                      Page
                                                                      Number
Part I.  Financial Information

         Item 1. Financial Statements:

                   Condensed Balance Sheets. . . . . . . . . . .        3

                   Comparative Statements of Cash Flows. . . . .        3

                   Comparative Statements of Income. . . . . . .        4

                   Notes to Condensed Financial Statements. . . .      5-6


          Item 2. Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations . . . . . .     6-7


Part II.  Other Information

          Item 1. Legal Proceedings. . . . . . . . . . . . . . . .       8

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . .       8

       3 of 9


A. M. CASTLE & CO.
CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)

                                            June 30,     Dec. 31,    June 30,
ASSETS                                       2000          1999        1999
Cash . . . . . . . . . . . . . . . . .      $  4,017     $  2,578    $  4,524
Accounts receivable, net . . . . . . .        99,290       83,352      93,196
Inventories (principally on last-in,
  first-out basis) . . . . . . . . . .       184,497      169,618     200,220
    Total current assets . . . . . . .      $287,804     $255,548    $297,940
Prepaid expenses and other assets. . .        69,280       60,716      60,713
Fixed assets, net. . . . . . . . . . .       100,319       97,077     101,068
  Total assets . . . . . . . . . . . .      $457,403     $413,341    $459,721
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable . . . . . . . . . . .      $118,628     $102,976    $107,607
Accrued liabilities. . . . . . . . . .        16,368       17,230      16,728
Income taxes payable . . . . . . . . .         5,786        4,876       4,632
Current portion of long-term debt  . .         3,914        3,915       3,718
  Total current liabilities. . . . . .      $144,696     $128,997    $132,685
Long-term debt, less current portion .       150,884      122,625     162,976
Deferred income taxes. . . . . . . . .        16,993       16,356      17,614
Other liabilities. . . . . . . . . . .         2,217        3,552       2,112
Stockholders' equity . . . . . . . . .       142,613      141,811     144,334
  Total liabilities and stockholders'
  equity . . . . . . . . . . . . . . .      $457,403     $413,341    $459,721

SHARES OUTSTANDING . . . . . . . . . .        14,048       14,046      14,045
BOOK VALUE PER SHARE . . . . . . . . .      $  10.15     $  10.10    $  10.28
WORKING CAPITAL. . . . . . . . . . . .      $143,108     $126,551    $165,255
WORKING CAPITAL PER SHARE. . . . . . .      $  10.19     $   9.01    $  11.77

DEBT TO CAPITAL. . . . . . . . . . . .          52.0%        47.2%       53.6%


CONDENSED STATEMENTS OF CASH FLOWS                         (Unaudited)
(Dollars in thousands)                                  For the Six Months
                                                         Ended June 30,


Cash flows from operating activities:                    2000       1999
  Net income . . . . . . . . . . . . . . . . .           $  6,602   $  5,889
  Depreciation . . . . . . . . . . . . . . . .              4,924      4,865
  Other. . . . . . . . . . . . . . . . . . . .             (6,886)     1,459
  Cash provided from operating activities before
  working capital changes . . . . . . . . . . .             4,640     12,213
  (Increase) decrease in working capital  . . .           (15,720)    17,584
Net cash provided from (used by) operating activities     (11,080)    29,797
Cash flows from investing activities:
  Investments and acquisitions . . . . . . . . .           (4,050)    (3,065)
  Capital expenditures, net of sales proceeds. .           (5,889)   (10,127)
Net cash used by investing activities. . . . . .           (9,939)   (13,192)
Cash flows from financing activities:
  Long-term borrowings, net. . . . . . . . . . .           28,258     (9,468)
Dividends paid . . . . . . . . . . . . . . . . .           (5,484)    (5,477)
  Other. . . . . . . . . . . . . . . . . . . . .             (316)       (90)
Net cash provided from (used by) financing activities.     22,458    (15,035)
Net increase in cash . . . . . . . . . . . . . .         $  1,439   $  1,570
  Cash - beginning of year . . . . . . . . . . .            2,578      2,954
  Cash - end of period . . . . . . . . . . . . .         $  4,017   $  4,524
Supplemental Cash Disclosure
  Cash paid during the period
    Interest . . . . . . . . . . . . . . . . . .         $  4,751   $  5,698
    Income taxes . . . . . . . . . . . . . . . .         $  2,910   $  1,975


       4 of 9

A. M. CASTLE & CO.
COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
For the Three and Six Months Ended June 30,
(Unaudited)


                                            For The Three      For The Six
                                            Months Ended       Months Ended
                                               June 30,           June 30,
                                           2000     1999     2000      1999
Net sales. . . . . . . . . . . . . . .   $192,278 $179,992 $387,517  $363,452
Cost of material sold. . . . . . . . .    133,896  122,840  269,841   249,476
  Gross profit on sales. . . . . . . .     58,382   57,152  117,676   113,976

Operating expenses . . . . . . . . . .     48,729   46,572   96,953    93,436
Depreciation and amortization expense.      2,486    2,456    4,924     4,865
Interest expense, net. . . . . . . . .      2,436    2,841    4,740     5,734

Income before taxes  . . . . . . . . .      4,731    5,283   11,059     9,941

Income Taxes:
  Federal. . . . . . . . . . . . . . .      1,552    1,793    3,604     3,353
  State. . . . . . . . . . . . . . . .        343      356      853       699
                                            1,895    2,149    4,457     4,052

Net income . . . . . . . . . . . . . .   $  2,836 $  3,134 $  6,602  $  5,889

Net income per share . . . . . . . . .   $    .20 $    .22 $    .47  $    .42
Diluted income per share . . . . . . .   $    .20 $    .22 $    .47  $    .42



Financial Ratios:
  Return on sales. . . . . . . . . . .      1.47%     1.74%    1.70%    1.62%
  Asset turnover . . . . . . . . . . .      1.68      1.57     1.69     1.58
  Return on assets . . . . . . . . . .      2.48%     2.73%    2.89%    2.56%
  Leverage factor. . . . . . . . . . .      3.23      3.19     3.23     3.19
  Return on opening stockholders' equity    8.00%     8.70%    9.31%    8.18%

Other Data:
  Cash dividends paid. . . . . . . . .   $  2,742 $  2,739 $  5,484  $  5,477
  Dividends per share. . . . . . . . .   $  0.195 $  0.195 $  0.390  $  0.390
  Average number of shares outstanding     14,048   14,045   14,048    14,045


[TEXT]

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2000, December 31, 1999 and June 30, 1999, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $47.4 million, $36.9 million and $43.9 million at June 30, 2000, December 31, 1999 and
June 30, 1999, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

       5 of 9


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

2. Earnings Per Share
   In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):


                                             For The Three    For The Six
                                             Months Ended     Months Ended
                                                 June 30,       June 30,
                                             2000     1999    2000     1999
    Net Incom                               $2,836   $ 3,134  $6,602   $5,889
    Weighted average common shares
    outstanding                             14,048    14,044  14,048   14,044
    Dilutive effect of outstanding
    employee and directors' common
    stock options                             --          10    --          9
    Diluted common shares outstanding       14,048    14,054  14,048   14,053
    Basic earnings per share                $  .20   $   .22  $  .47   $  .42
    Diluted earnings per share              $  .20   $   .22  $  .47   $  .42
    Outstanding employee and directors'
    common stock options having no
    dilutive effect                            809       536     809      536


3. Segments
   The Company has reviewed the business activities of its divisions and subsidiaries in accordance with the requirements of SFAS No. 131. The Company has concluded that its business activities fall into one

       6 of 9
   identifiable business segment as approximately 95% of all revenues are derived from the distribution of its specialty metals products. These products are purchased, warehoused, processed and sold using essentially the same systems, facilities, sales force and distribution network.

4. The Company's subsidiary Total Plastics, Inc. acquired a 90% interest in Aftech on May 1, 2000. The acquisition has been accounted for as a purchase and accordingly the results of operations of Aftech have been included in the Company's consolidated financial statements as of May 1, 2000. Pro-forma results are not required since the amounts do not significantly differ from historical results.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations.

Results of Operations

Operating results before taxes, depreciation, amortization and interest expense for the second quarter of 2000 were down 8.8% compared to 1999's second quarter. The Company earned $2.8 million ($.20 per share) as compared to $3.1 million ($.22 per share) in the comparable quarter last year.
Results were negatively impacted by a reduction in gross margins primarily due to the inability to fully recover mill price increases on a timely basis. Operating expenses also increased chiefly driven by a 7.5% increase in the physical volume of shipments to customers. Earnings for the first six months of $6.6 million ($.47 per share) were up 12.1% from last year's $5.9 million ($.42 per share).

Quarterly sales totalled $192.3 million, representing a 6.8% increase from the second quarter of 1999 sales of $180 million. The increase was due primarily to the 7.5% increase in tons sold. For the first six months of 2000 total revenues were $387.5 million as compared to $363.5 million in 1999, a 6.6% increase.

Gross profit for the quarter increased by $1.2 million (2.2%) to $58.4 million due mainly to sales volume increases which were offset by a decrease in the total gross margin percentage from 31.8% to 30.4%. The decrease in margin was caused primarily by a lag between a rapid succession of mill price increases and surcharges and the adjustment of selling prices to our customers. For the first six months of 2000 total gross profit increased 3.3% to $117.7 while the gross margin percentage decreased from 31.4% to 30.4%.

Second quarter operating expenses were up $2.2 million (4.6%) as compared to the second quarter of last year. The increases were mainly due to increased volume related expenses. Increased fuel costs and additional costs incurred in the consolidation of two remote warehouse facilities into the Franklin Park, Illinois location also contributed to expense increases. Year-to-date operating expenses were up by $3.5 million (3.8%).

       7 of 9



Second quarter and year-to-date depreciation and amortization expense is comparable to last year.

Net interest expense for the second quarter decreased approximately $.4 million (14.3%) as compared to the second quarter of 1999. The decline reflects the Company's ongoing initiative to use cash flow to pay down debt. Year-to-date this expense decreased by $1.0 million (17.3%)

Liquidity and Capital Resources

Accounts receivable increased by $6.1 million from the second quarter of last year mainly due to the increased sales volume. Net inventory decreased by $15.7 million compared to last year due to increased sales activity and programmed reductions. Long-term debt, less current portion, decreased by $12.1 million when compared to June 30, 1999 balances. The decrease was mainly the result of a reduction in net working capital, partially offset by the acquisition of Aftech by the Company's Total Plastics subsidiary. The Company's debt-to-capital ratio was 52.0% at June 30, 2000 compared to 53.6% on June 30, 1999. Net worth decreased $1.7 million from the prior year's quarter, due to dividends exceeding earnings over the past four quarters.

The Company has unused committed and uncommitted lines of bank credit of $121.2 million as of June 30, 2000 compared to $120.4 million at June 30, 1999.


       8 of 9



                           Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

       9 of 9



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                A. M. Castle & Co.
                                                  (Registrant)



Date:    August 7, 2000           By:  / ss/J.A. Podojil
                                      J. A. Podojil - Treasurer/Controller

                                 (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)