Form 10-Q
period 2000-09-30
CASTLE A M & CO
filed 2000-11-13
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended	September 30, 2000	Commission File Number	1-5415

A. M. Castle & Co

(Exact name of registrant as specified in its charter)
Delaware	36-0879160
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrants telephone, including area code	847/455-7111

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
Yes	X	No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
Class	Outstanding at September 30, 2000
Common Stock, No Par Value	14,060,573 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements:
	Condensed Balance Sheet	3
	Comparative Statements of Cash Flows	3
	Comparative Statements of Income	4
	Notes to Condensed Financial Statements	5-6

Item 2.	Managements Discussion and Analysis of Financial Conditions and Results of Operations	6-7

Part II.	Other Information
Item 1.	Legal Proceedings.	8
Item 6.	Exhibits and Reports on Form 8-K	8

CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)	Sept. 30,	Dec. 31,	Sept. 30,
ASSETS	2000	1999	1999
Cash	$2,458	$2,578	$3,292
Accounts receivable, net.	103,153	83,352	95,020
Inventories (principally on last-in, first-out basis)	188,751	169,618	179,520
Total current assets	$294,362	$255,548	$277,832
Prepaid expenses and other assets	69,457	60,716	56,591
Fixed assets, net	97,338	97,077	94,025

Total assets	$461,157	$413,341	$428,448

LIABILITIES AND STOCKHOLDERS EQUITY
Accounts payable	$105,253	$102,976	$ 84,219
Accrued liabilities	15,980	17,230	17,032
Income taxes payable	4,300	4,876	3,865
Current portion of long-term debt	3,021	3,915	3,545

Total current liabilities	$128,554	$128,997	$108,661
Long-term debt, less current portion	171,920	122,625	156,708
Deferred income taxes	17,236	16,356	16,225
Other Liabilities	2,254	3,552	3,710
Stockholders equity	141,193	141,811	143,144

Total liabilities and stockholders' equity.	$461,157	$413,341	$428,448

SHARES OUTSTANDING	14,061	14,046	14,045
BOOK VALUE PER SHARE	$10.04	$10.10	$10.19
WORKING CAPITAL	$165,808	$126,551	$169,171
WORKING CAPITAL PER SHARE	$11.79	$9.01	$12.04

DEBT TO CAPITAL	55.3%	47.2%	52.8%

CONDENSED STATEMENTS OF CASH FLOWS	(Unaudited)
(Dollars in thousands)	For the Nine Months
	Ended Sept. 30,
Cash flows from operating activities:	2000	1999
Net income.	$7,981	$7,243
Depreciation and amortization	7,102	7,307
Other.	(6,844)	5,646
Cash provided from operating activities before
working capital changes	8,239	20,196
(Increase) decrease in working capital	(39,237)	12,485
Net cash provided from (used by) operating activities	(30,998)	32,681
Cash flows from investing activities:
Investments and acquisitions	(4,050)	(3,097))
Capital expenditures, net of sales proceeds	(4,876)	(5,258))
Net cash provided from (used by) investing activities	(8,926)	(8,355))
Cash flows from financing activities:
Long-term borrowings, net	48,401	(15,909))
Dividends paid	(8,245)	(8,216))
Other.	(352)	137
Net cash provided from (used by) financing activities	39,804	(23,988))
Net increase (decrease) in cash	$(120)	$338
Cash - beginning of year	2,578	2,954
Cash - end of period	$2,458	$3,292
Supplemental Cash Disclosure
Interest	$7,406	$8,290
Income taxes	$5,079	$3,517

COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	For The Three		For The Nine
(Unaudited)	Months Ended		Months Ended
	Sept. 30,		Sept. 30,
	2000	1999	2000	1999
Net sales	$184,958	$177,097	$572,475	$540,549
Cost of material sold	130,354	123,027	400,195	372,503
Gross profit on sales	54,604	54,070	172,280	168,046

Operating expenses.	47,452	46,631	144,405	140,067
Depreciation and amortization expense	2,178	2,442	7,102	7,307
Interest expense, net	2,669	2,637	7,409	8,371

Income before taxes	2,305	2,360	13,364	12,301

Income Taxes:
Federal.	747	840	4,351	4,193
State	179	166	1,032	865
	926	1,006	5,383	5,058

Net income	$1,379	$1,354	$7,981	$7,243

Net income per share	$.10	$.10	$.57	$.52
Diluted income per share.	$.10	$.10	$.57	$.52

Financial Ratios:
Return on sales	.75%	.76%	1.39%	1.34%
Asset turnover	1.60	1.65	1.66	1.68
Return on assets	1.20%	1.26%	2.31%	2.25%
Leverage factor	3.25	2.98	3.25	2.98
Return on opening stockholders equity	3.89%	3.76%	7.50%	6.71%

Other Data:
Cash dividends paid	$2,761	$2,739	$8,245	$8,216
Dividends per share	$0.195	$0.195	$0.585	$0.585
Average number of shares outstanding	14,061	14,048	14,052	14,045

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 2000, December 31, 1999 and September 30, 1999, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $44.6 million, $36.9 million and $40.8 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

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
	In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):
		For The Three		For The Nine
		Months Ended		Months Ended
		Sept. 30,		Sept. 30,
		2000	1999	2000	1999

	Net Income	$1,379	$1,354	$7,981	$7,243

	Weighted average common shares outstanding	14,061	14,048	14,052	14,045
	Dilutive effect of outstanding employee and
	directors' common stock options	-	11	-	9
	Diluted common shares outstanding	14,061	14,059	14,052	14,054

	Basic earnings per share	$.10	$.10	$.57	$.52

	Diluted earnings per share	$.10	$.10	$.57	$.52

	Outstanding employee and directors'
	common stock options having no
	dilutive effect	992	820	992	820

3.	Segments

The Company has reviewed the business activities of its divisions and subsidiaries in accordance with the requirements of SFAS No. 131. The Company has concluded that its business activities fall into one identifiable business segment as approximately 91% of all revenues are derived from the distribution of its specialty metals products. These products are purchased, warehoused, processed and sold using essentially the same systems, facilities, sales force and distribution network.

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

Results of Operations

Operating results before taxes, depreciation, amortization and interest expense for the third quarter of 2000 were down 3.9% compared to 1999's third quarter. The Company earned $1.4 million ($.10 per share) in both the third quarter 2000 and 1999. Results were negatively impacted by a reduction in gross margins primarily due to the inability to fully recover mill price increases. The increase in operating expenses was mainly driven by inflation in wages, benefits and operating costs, and a 1.6% increase in the physical volume of shipments to customers. Earnings for the first nine months of $8.0 million ($.57 per share) were up 10.2% from last year's $7.2 million ($.52 per share).

Quarterly sales totalled $185.0 million, representing a 4.4% increase from the third quarter of 1999 sales of $177.1 million. Higher shipment levels were the primary reason for the sales dollar change. For the first nine months of 2000 total revenues were $572.5 million as compared to $540.5 million in 1999, a 5.9% increase.

Gross profit for the quarter increased by $.5 million (1.0%) to $54.6 million due mainly to sales volume increases which where offset by a decrease in the total gross margin percentage from 30.5% to 29.5%. The decrease in the margin percentage was caused primarily by the inability to pass mill cost increases on to our customers. For the first nine months of 2000 total gross profit increased 2.5% to $172.3 million while the gross margin percentage decreased from 31.1% to 30.1%.

Third quarter operating expenses were up $.8 million (1.8%) as compared to the third quarter of last year. The increases were mainly due to inflation in wages, benefits and operating costs along with higher volume-related expenses. Year-to-date operating expenses were up by $4.3 million (3.1%) which reflect volume increases and additional costs incurred in the second quarter of 2000 related to the consolidation of two warehouses into the Franklin Park, Illinois location.

Third quarter and year-to-date depreciation and amortization expenses where comparable to last year.

Net interest expense for the third quarter approximates the third quarter of 1999 while year-to-date interest was $1.0 million (11.5%) less then the same period last year. During the third quarter of 2000 long-term debt began increasing to support increased working capital while during the third quarter of 1999 debt was decreasing in line with decreases in working capital.

Liquidity and Capital Resources

Accounts receivable increased by $8.1 million from the third quarter of last year mainly due to the increased sales volume. Net inventory increased by $9.2 million compared to last year's values. It is the goal of the company to substantially reduce inventory values during the fourth quarter of this year. Long-term debt, less current portion, increased by $15.2 million when compared to September 30, 1999. The increase was mainly the result of an increase in net working capital along with the acquisition of Aftech by the Company's Total Plastics subsidiary in the second quarter of 2000. The Company's debt-to-capital ratio was 55.3% at September 30, 2000 compared to 52.8% on September 30, 1999. Net worth decreased $2.0 million from the prior year's quarter, due to dividends exceeding earnings over the past four quarters.

The Company has unused committed and uncommitted lines of bank credit of $99.2 million as of September 30, 2000 compared to $139.1 million at September 30, 1999.

New Accounting Standard

The Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Company is required to and will adopt SFAS N0.137 on January 1, 2001. The Company does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 6	Exhibits and Reports on Form 8-K

(a) None
(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date:	November 6, 2000	By:	/ ss/J.A. Podojil
J. A. Podojil - Treasurer/Controller

(Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)