Form 10-K405
period 2000-12-31
CASTLE A M & CO
filed 2001-03-27
CIK 18172

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

For the fiscal year ended December 31, 2000              Commission File Number: 1-5415
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

Securities registered pursuant to Section 12(g) of the Act:     None
                                                            ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .
          ---
The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 2, 2001 was $135,941,414.
                                                       -----------

The number of shares outstanding of the registrant's common stock on March 1, 2001 was 14,160,564 shares.
         ----------
                      DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated by Reference                 Applicable Part of Form 10-K
-----------------------------------                 ----------------------------

Annual Report to Stockholders for the                    Parts I, II and IV
year ended December 31, 2000

Proxy Statement dated March 26, 2001                         Part III
furnished to Stockholders in connection with
registrant's Annual Meeting of Stockholders
================================================================================

                                    PART I

Item 1.  Business.

     A. M. Castle & Co. is one of North America's largest, independent metals service center companies. The registrant (Company) provides a complete range of inventories as well as preprocessing services to a wide variety of customers.

     The Company has reviewed the business activities of its divisions and subsidiaries in accordance with the requirements of SFAS No. 131. The Company has concluded that its business activities fall into one identifiable core business segment as approximately 91% of all revenues are derived from the distribution of its specialty metals products. These products are purchased, warehoused, processed and sold using essentially the same systems, facilities, sales-force and distribution network. In the last three years, sales mix in the Company's core business was approximately as follows:

                                           2000     1999    1998
                                           ----     ----    ----

          Carbon and Stainless              73%      76%     75%
          Non-Ferrous Metals                27%      24%     25%
                                           ---      ---     ---
                                           100%     100%    100%

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

     The Company has its main office, and largest distribution center, in Franklin Park, Illinois. This center serves metropolitan Chicago and, approximately, a nine-state area. In addition, there are distribution centers in various other cities (see Item 2). The Chicago, Los Angeles and Cleveland distribution centers together account for approximately 42% of all sales.

     In North America, the Company serves the wide range of industrial companies within the $700 billion producer durable equipment sector of the economy from locations throughout the United States and Canada. The customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized ones spread across the entire spectrum of metals using industries. The Company's customer base is well diversified with no single industry accounting for more than 5% of the Company's total business and, no one customer, more than 2%. The Company's coast-to-coast network of metals service centers provides next day delivery to over 90% of the markets it serves, and two-day delivery to virtually all of the rest. Listed below are the operating subsidiaries and divisions included in the Company's core business segment, along with a brief summary of their business activities.

     In Mexico, the Company operates through a joint venture, Castle de Mexico, S.A. de C.V., and targets a wide range of businesses within the producer durable goods sector. Markets in Western Europe are serviced by the United Kingdom based subsidiary, A. M. Castle & Co. Limited, a U.K. Corporation.

     Total Plastics, Inc., headquartered in Michigan, serves a wide variety of users of industrial plastics. Keystone Tube Company is a distributor of tubular products serving the Midwest customers directly from its Chicago area facility. Oliver Steel Plate Company processes and distributes heavy steel plate from its Cleveland area plant. The Company's value-added bar processing center, H-A Industries, thermally processes, turns and straightens alloy and carbon bar.

     The Company holds a one-third joint venture interest in Kreher Steel Co., a Midwest distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars. In 1998, Castle formed Metal Express, a small order distribution company in which it has a 60% interest and acquired a 50% joint venture interest in Energy Alloys LLC, a Houston based metals distributor. In 1999 the Company purchased a 50% interest in Laser Precision, located in Libertyville, Illinois in order to enhance its processing capabilities. In 2000 the Company invested in MetalSprectrum, LLC, a metals industry e-commerce company in order to enhance sales opportunities.

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

     The major portion of 2000 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

     The Company encounters strong competition both from other independent metals distributors and from large distribution organizations, some of which have substantially greater resources.

     The Company has approximately 2,000 full-time employees in its operations throughout the United States, Canada and the United Kingdom. Approximately 400 of these are represented by collective bargaining units, principally the United Steelworkers of America.

Item 2. Properties.

     The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:

                                                       Approximate
                                                      Floor Area in
    Locations                                          Square Feet
-----------------                                     -------------
Castle Metals
-------------
Atlanta, Georgia                                           35,100  (1)
Charlotte, North Carolina                                 116,500
Chicago area -
  Franklin Park, Illinois                                 522,600
Cincinnati, Ohio                                            5,300  (1)
Cleveland area -
  Bedford Heights, Ohio                                   374,400
Dallas, Texas                                              78,000
Edmonton, Alberta                                          38,300  (1)
Fairfield, Ohio                                           108,000  (1)
Gary, Indiana                                              35,000  (1)
Houston, Texas                                            109,100
Kansas City, Missouri                                     170,000
Kent, Washington                                           31,000  (1)
Los Angeles area -
  Paramount, California                                   264,900
Montreal, Quebec                                           26,100  (1)
Minneapolis, Minnesota                                     65,000
Philadelphia, Pennsylvania                                 71,600
Salt Lake City, Utah                                        1,000  (1)
Stockton, California                                       60,000  (1)
Toronto area -
  Mississauga, Ontario                                     60,000  (1)
Wichita, Kansas                                            22,500  (1)
Winnipeg, Manitoba                                         50,000
Worcester, Massachusetts                                   56,000
                                                        ---------
     Total Castle Metals                                2,300,400

Castle Metals U.K. Ltd.
-----------------------
Blackburn, U.K.                                            43,000  (1)
Christchurch, U.K.                     12,000                  (1)
                                     --------
                                                           55,000

H-A Industries
--------------
Hammond, Indiana                                          243,000  (1)
                                                        ---------

Keystone Tube, Inc.
-------------------
La Porte, Indiana                                          90,000
Riverdale, Illinois                                       115,000  (1)
Titusville, Pennsylvania                                   92,000
                                                        ---------
                                                          297,000

                                                       Approximate
                                                      Floor Area in
    Locations                                          Square Feet
-----------------                                     -------------

Total Plastics, Inc.
--------------------
Baltimore, Maryland                                        30,500  (1)
Cleveland, Ohio                                             8,500  (1)
Detroit, Michigan                                          22,000  (1)
Elk Grove Village, Illinois                                14,400  (1)
Fort Wayne, Indiana                                         9,600  (1)
Grand Rapids, Michigan                                     42,500
Harrisburg, Pennsylvania                                   24,000  (1)
Indianapolis, Indiana                                      27,500  (1)
Kalamazoo, Michigan                                        81,000  (1)
New Philadelphia, Ohio                                     10,700
Pittsburgh, Pennsylvania                                    4,400
Rockford, Michigan                                         53,600  (1)
South Bend, Indiana                                         7,500  (1)
                                                       ----------
                                                          336,200

Oliver Steel Plate Company
--------------------------
Twinsburg, Ohio                                           120,000  (1)


     GRAND TOTAL                                        3,351,600
                                                       ==========


Sales Offices (Leased)
----------------------
Buffalo, New York
Detroit, Michigan
Milwaukee, Wisconsin
Pittsburgh, Pennsylvania
Phoenix, Arizona
San Diego, California
Tulsa, Oklahoma

(1) Leased: See Note 5 in the 2000 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

Item 3. Legal Proceedings.


     There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.


Item 6.

                                                   2000           1999           1998        1997         1996
                                                   ----           ----           ----        ----         ----
         Selected Financial Data
         -----------------------
         Net Sales                                $  744.5       $ 707.4        $ 792.8     $ 754.9      $ 672.6
               Cost of Sales                         522.9         483.1          559.1       540.3        481.4
               Special charges                         2.0           --             --          --           --
                                                  --------       -------        -------     -------      -------
         Gross Profit                                219.6         224.3          233.7       214.6        191.2
               Operating Expenses                    195.5         189.1          185.1       164.3        139.9
               Impairment and other
                 Operating expenses                    6.5           --             --          --           --
               Depreciation and Amortization           9.7           9.9            8.5         6.6          5.3
               Interest expense, net                  10.3          10.6            9.4         4.2          2.9
                                                  --------       -------        -------     -------      -------
         (Loss) income before taxes                   (2.4)         14.7           30.7        39.5         43.1
               Income taxes                           (0.7)          6.0           12.2        15.7         17.0
                                                  --------       -------        -------     -------      -------
         Net (loss) income                        $   (1.7)      $   8.7        $  18.5     $  23.8      $  26.1
                                                  ========       =======        =======     =======      =======

         Share Data
         ----------
         Number of shares outstanding
            At year-end (in thousands)              14,161        14,048         14,043      14,041       14,008
         Net (loss) income per share basic        $  (0.12)      $  0.62        $  1.32     $  1.70      $  1.86
         Net (loss) income per share diluted      $  (0.12)      $  0.62        $  1.32     $  1.69      $  1.86
         Cash dividend per share                  $   0.78       $  0.78        $  0.76     $  0.66      $  0.57
         Book value per share                     $   9.12       $ 10.10        $ 10.25     $  9.74      $  8.70
         Financial Position at Year-End
         ------------------------------
         Total assets                             $  418.9       $ 413.3        $ 460.0     $ 366.4      $ 261.4
         Long-term debt                           $  161.1       $ 122.6        $ 172.3     $  90.7      $  40.9
         Stockholders equity                      $  129.2       $ 141.8        $ 144.0     $ 136.7      $ 121.9


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     The information required to be filed in Part II (Items 5 and 7) in Form 10-K has been included in the 2000 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5 and 7 are incorporated herein by this specific reference to the 2000 Annual Report to Stockholders:
"Common Stock Information", page 15, and "Financial Review", pages 14 and 15.

Item 8.   Financial Statements and Supplementary Data.

          See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Item 9.   Disagreements on Accounting and Financial Disclosure.

          None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

                                                Executive Officers of The Registrant
                                                ------------------------------------

Name and Title                  Age  Business Experience
--------------                  ---  -------------------
Michael Simpson                 62   Mr. Simpson began his employment with the
Chairman of the Board                registrant in 1968.  He was elected President of Hy-Alloy Steels
                                     Co. in 1974 and was elected Vice President - Midwest Region in 1977.  In 1979, Mr. Simpson was elected Chairman of the Board.

G. Thomas McKane                56   Mr. McKane began his employment with the registrant in May
President and Chief                  of 2000.  Formerly, he had been employed by Emerson Electric
Executive Officer                    since 1968.

M. Bruce Herron                 55   Mr. Herron began his employment with the registrant in 1970.
Executive Vice President -           He was elected to the position of Vice President - Western
Chief Operating Officer              Region in 1989; Vice President - Sales in 1998; and Executive
                                     Vice President and Chief Operating Officer in 1999.  He was
                                     named Vice President-Sales in 2000.

Edward F. Culliton              59   Mr. Culliton began his employment with the registrant in 1965.
Vice President and                   He was elected Corporate Secretary in 1972; Treasurer in
Chief Financial Officer              1975; and Vice President of Finance in 1977.  He is the Chief
                                     Financial Officer.

Marc Biolchin                   46   Mr. Biolchin began his employment with the registrant's
Vice President -                     Keystone Tube Company (acquired in 1997) in 1977.
Tubular Group                        He was named Vice President - Tubular Group in 1998.

Stephen V. Hooks                49   Mr. Hooks began his employment with the registrant in 1972.
Vice President -                     He was elected to the position of Vice President - Midwest
Merchandising                        Region in 1993, and Vice President - Merchandising in
                                     1998.

Name and Title                  Age  Business Experience
--------------                  ---  -------------------
Gary J. Kropf                   53   Mr. Kropf began his employment with the registrant in 1999.
Vice President-                      He was elected to the position of Vice President - Carbon
Sales                                Group in 1999 and became Vice President - Sales in 2000.

Tim N. Lafontaine               47   Mr. Lafontaine began his employment with the registrant
Vice President -                     in 1975, and was elected Vice President - Alloy Group in
Alloy Group                          1998.

John R. Nordin                  44   Mr. Nordin began his employment with the registrant in 1998.
Vice President -                     He was elected Vice President - Chief Information Officer
Chief Information Officer            in 1998.

Gise Van Baren                  69   Mr. Van Baren began his employment with the registrant's
Vice President                       Hy-Alloy Steels Co. (acquired in 1973) in 1954.  He
H-A Industries                       became Vice President of Hy-Alloy in 1976 and President in
                                     1979. He was elected Vice President - Alloy Products
                                     Group in 1991, and named Vice President - H-A Industries in
                                     1998.

Craig R. Wilson                 49   Mr. Wilson began his employment with the registrant in
Vice President -                     1979. He was elected to the position of Vice President -
Advanced Material                    Eastern Region in 1997; Vice President - Business
Group                                Improvement and Quality in 1998; and Vice President and
                                     General Manager-Great Lakes Region in 1999. He was named
                                     Vice President-Advanced Materials Group in 2000.

Henry C. Winters                59   Mr. Winters began his employment with the registrant in
Vice President-                      1999 and was elected Vice President - Operations in 1999.
Operations

Paul J. Winsauer                49   Mr. Winsauer began his employment with the registrant in
Vice President -                     1981. In 1996, he was elected to the position of Vice-
Human Resources                      President - Human Resources.

James A. Podojil                58   Mr. Podojil began his employment with the registrant in
Chief Accounting Officer             1968.  In 1977 he was elected to the position of Controller
and Treasurer/Controller             and in 1985 was elected to the additional post of Treasurer.

Jerry M. Aufox                  58   Mr. Aufox began his employment with the registrant in 1977.
Secretary and Corporate              In 1985 he was elected to the position of Secretary and
Counsel                              Corporate Counsel.  He is responsible for all legal affairs of the registrant.

      All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 26, 2001 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.

Item 11.  Executive Compensation.

      All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 26, 2001, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 26, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

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

Item 13.  Certain Relationships and Related Transactions.

      None.



                                                      PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


      Financial statements (incorporated by reference to the 2000 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 2000.

                              A. M. CASTLE & CO.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Public Accountants on Schedules............................................       Page 13

Consent of Independent Public Accountants with respect to Form S-8...............................       Page 13

Consolidated Financial Statement Schedules

      Valuation and Qualifying Accounts - Schedule II............................................       Page 14



Data incorporated by reference from 2000 Annual Report to Stockholders of A. M. Castle & Co.,
included herein -

  Consolidated Statements of Income - For the years ended December 31, 2000, 1999
  and 1998.......................................................................................       Page 17

  Consolidated Statements of Reinvested Earnings - For the years ended December 31,
  2000, 1999 and 1998............................................................................       Page 17

  Consolidated Balance Sheets - December 31, 2000, 1999 and 1998.................................       Page 18

  Consolidated Statements of Cash Flows - For the years ended December 31, 2000, 1999 and
  1998...........................................................................................       Page 19

  Notes to Consolidated Financial Statements.....................................................   Pages 20-24

  Report of Independent Public Accountants.......................................................       Page 24

Exhibits:

 20 - Report furnished to security holders............................................... Exhibit A
  3 - Articles of Incorporation and amendments........................................... Exhibit B
  3 - By laws of the Company............................................................. Exhibit C
 10 - Long term incentive compensation plan.............................................. Exhibit D
 10 - Description of management incentive plan........................................... Exhibit E
 10 - 1996 restricted stock and stock option plan........................................ Exhibit F

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

             SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
             -----------------------------------------------------

To A. M. Castle & Co.:

  We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the A. M. Castle & Co. 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP



Chicago, Illinois
February 1, 2001



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           WITH RESPECT TO FORM S-8
                      -----------------------------------


As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 1, 2001 included in this Annual Report on Form 10-K for the year ended December 31, 2000; and

2. Our report dated February 1, 2001 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2000.



Arthur Andersen LLP


Chicago, Illinois
March 15, 2001

                                                                     SCHEDULE II

                              A. M. CASTLE & CO.

             ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
             ----------------------------------------------------
                            (Dollars in thousands)

                                                 2000           1999          1998
                                                 ----           ----          ----
Balance, beginning of year                    $   580         $  638       $   620

Add   -  Provision charged to income            1,814            318           418
      -  Recoveries                                77            102           186

Less  -  Uncollectible accounts charged
         against allowance                     (1,881)          (478)         (586)
                                              -------         ------       -------

Balance, end of year                          $   590         $  580       $   638
                                              =======         ======       =======

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
------------------
  (Registrant)



By:  /s/  James A. Podojil
     ------------------------
    James A. Podojil, Treasurer and Controller
    (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the registrant.)

Date:  March 2, 2001
      ----------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Simpson                     /s/ William K. Hall            /s/ Patrick J. Herbert III
----------------------------------      ---------------------------    ---------------------------------
Michael Simpson,                        William K. Hall, Director       Patrick J. Herbert III, Director
Chairman of the Board                   Chairman, Audit Committee       March 2, 2001
March 2, 2001                           March 2, 2001


/s/ G. Thomas McKane                    /s/ John P. Keller
------------------------------------    --------------------------------
G. Thomas McKane, President -           John P. Keller, Director
Chief Executive Officer, and Director   Member, Audit Committee
March 2, 2001                           March 2, 2001


/s/ Edward F. Culliton                  /s/ John W. McCarter, Jr.
-----------------------------------     ---------------------------------
Edward F. Culliton, Vice President -    John W. McCarter, Jr., Director
Chief Financial Officer, and Director   Member, Audit Committee
March 2, 2001                           March 2, 2001