Form 10-Q
period 2001-03-31
CASTLE A M & CO
filed 2001-05-11
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001	Commission File Number 1-5415

A. M. Castle & Co

(Exact name of registrant as specified in its charter)

Delaware	36-0879160
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone, including area code	847/455-7111

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
Yes	X	No	___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2001
Common Stock, No Par Value	14,160,564 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Part I.	Financial Information	Page Number
Item 1.	Financial Statements	3-6

	Condensed Balance Sheets	3

	Comparative Statements of Cash Flows	3

	Comparative Statements of Income	4

	Notes to Condensed Financial Statements	5-6

Item 2.	Management's Discussion and Analysis of Financial
	Conditions and Results of Operations	6-7

Part II.	Other Information

Item 1.	Legal Proceedings	8

Item 6.	Exhibits and Reports on Form 8-K	8

CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)
(unaudited)	March 31,	December 31,	March 31,
ASSETS	2001	2000	2000
Cash	$2,127	$2,079	$2,568
Accounts receivable, net	97,856	91,636	101,197
Inventories (principally on last-in, first-out basis)	162,026	163,206	175,471
Income tax receivable	-	4,116	-
Other current assets	1,827	1,426	1,765
Total current assets	$263,836	$262,463	$281,001
Investment in joint ventures	9,675	9,714	11,862
Prepaid expenses and other assets	56,376	55,566	49,842
Fixed assets, net	90,805	91,108	95,986
Total assets	$420,692	$418,851	$438,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$100,693	$84,734	$112,370
Accrued liabilities	16,666	17,854	15,678
Income taxes payable	107	1,130	7,098
Current portion of long-term debt	3,425	3,425	3,577
Total current liabilities	$120,891	$107,143	$138,723
Long-term debt, less current portion	151,558	161,135	138,290
Deferred income taxes	18,008	18,096	16,692
Minority interest	1,104	971	518
Post retirement benefit obligations	2,136	2,265	1,661
Stockholders' equity	126,995	129,241	142,807
Total liabilities and stockholders' equity	$420,692	$418,851	$438,691

SHARES OUTSTANDING	14,061	14,061	14,048
BOOK VALUE PER SHARE	$9.03	$9.19	$10.17
WORKING CAPITAL	$142,945	$155,320	$143,478
WORKING CAPITAL PER SHARE	$10.17	$11.05	$10.21
DEBT TO CAPITAL	55.0%	56.0%	49.8%

CONDENSED STATEMENTS OF CASH FLOWS	(Unaudited)
(Dollars in thousands)	For the Three Months
	Ended March 31,
Cash flows from operating activities:	2000	2001
Net income	$805	$3,766
Depreciation	2,398	2,438
Other	(958)	(3,661)
Cash provided from operating activities before
working capital changes	2,245	2,543
(Increase) decrease in working capital	12,277	(14,031)
Net cash provided from (used by) operating activities	14,522	(11,488)
Cash flows from investing activities:
Capital expenditures, net of sales proceeds	(1,846)	(1,079)
Net cash provided from (used by) investing activities	(1,846)	(1,079)
Cash flows from financing activities:
Long-term borrowings, net	(9,577)	15,327
Dividends paid	(2,761)	(2,742)
Other	(290)	(28)
Net cash provided from (used by) financing activities	(12,628)	12,557
Net increase (decrease) in cash	$48	$(10)
Cash - beginning of year	2,079	2,578
Cash - end of period	$2,127	$2,568
Supplemental Cash Disclosure - Cash Paid During the Period
Interest	$2,551	$1,873
Income taxes	$(2,335)	$1,975

COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
	For the Three Months Ended March 31,
(Unaudited)	2001	2000

Net sales	$183,646	$195,239
Cost of material sold	128,106	135,945
Gross profit on sales	55,540	59,294
Operating expenses	49,064	48,224
Depreciation and amortization expense	2,398	2,438
Interest expense, net	2,603	2,304

Income before taxes	1,475	6,328
Income Taxes:
Federal	525	2,052
State	145	510
	670	2,562

Net income	$805	$3,766

Net income per share	$.06	$.27
Diluted income per share	$.06	$.27

Financial Ratios:
Return on sales	0.44%	1.93%
Asset turnover	1.75	1.78
Return on assets	0.77%	3.43%
Leverage factor	3.26	3.09
Return on opening stockholders' equity	2.49%	10.62%

Other Data:
Cash dividends paid	$2,761	$2,742
Dividends per share	$0.195	$0.195
Average number of shares outstanding	14,061	14,048

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2001, and March 31, 2000, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $42.9 million and $36.9 million at March 31, 2001 and March 31, 2000, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

A. M. CASTLE & CO.

Notes to Condensed Financial Statements

1.	Condensed Financial Statements

The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 2000, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 2001 interim results reported herein may not necessarily be indicative of the results of operations for the full year 2001.

2.	Earnings Per Share
	In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):
		First Quarter
		2001	2000
	Net Income	$805	$3,766
	Weighted average common shares outstanding	14,061	14,048
	Dilutive effect of outstanding employees and
	directors' common stock option	-	-

	Diluted common shares outstanding	14,061	14,048

	Basic earnings per share	$.06	$.27
	Diluted earnings per share	$.06	$.27

	Outstanding employee and directors'
	common stock options having no
	dilutive effect	1,318	89

3.	Segments

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

	Page 6 of 9
4.	New Accounting Standard

The Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Company was required to and has adopted SFAS No. 137 on January 1, 2001. The adoption did not have a significant effect on the Company's consolidated results of operations or financial position during 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results Of Operations.

	Results of Operations

Net profit for the first quarter of 2001 was down 78.6% compared to 2000's first quarter. The Company earned $0.8 million ($.06 per share) as compared to $3.8 million ($.27 per share) in the comparable quarter last year. Results were adversely affected by the general slowdown in the economy.

Quarterly sales totaled $183.6 million, representing a 5.9% decrease from the first quarter of 2000 sales of $195.2 million. The negative affect was due to a 16% decrease in tons sold offset by a shift in mix towards higher priced products.

	Gross profit for the quarter went down by $3.8 million (6.3%) to $55.5 million due mainly to sales volume reductions. Total gross margin percentage decreased slightly from 30.4% to 30.2%.

First quarter operating expenses were up $0.8 million (1.7%) when compared to the first quarter of last year. Rentals on new equipment and a full quarter of expenses from the acquisition of a company in April 2000 where the main reasons for the increases. Although previously announced workforce reductions took place during the first quarter of 2001, severance and other reduction implementation costs offset the savings for the current period.

	First quarter depreciation and amortization expense is comparable to last year.

Net interest expense for the first quarter was up approximately $0.3 million (13.0%) as compared to the first quarter of 2000. The increase reflects the additional debt needed to finance equity reductions and acquisitions.

	Page 7 of 9

	Liquidity and Capital Resources

Accounts receivable decreased by $3.3 million from the first quarter of last year mainly due to the reduction in sales volume. Net inventory went down by $13.4 million compared to last year's values due to the lower sales activity along with programmed reductions put in place in order to increase cash flow. Reduction of $11.7 million in accounts payable was reflective of the decreased inventory. Total long-term debt increased by $13.1 million as compared to the March 31, 2000 primarily as a result of the need to fund the decrease in equity. The Company's debt-to-capital ratio was 55.0% as of March 31, 2001 compared to 56.0% and 49.8% at December 31, 2000 and March 31, 2000, respectively.

	The Company has unused committed and uncommitted lines of bank credit of $123.3 million as of March 31, 2001 compared to $135.5 million at March 31, 2000.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 6.	Exhibits and Reports on Form 8-K

(a) None

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: May 7, 2001	By: / ss/J.A. Podojil
J. A. Podojil - Treasurer/Controller

(Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)