Form 10-Q
period 2001-06-30
CASTLE A M & CO
filed 2001-08-10
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended	June 30, 2001	Commission File Number 1-5415

A. M. Castle & Co

(Exact name of registrant as specified in its charter)
Maryland	36-0879160
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone, including area code	847/455-7111

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2001
Common Stock, No Par Value	14,160,564 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

		Page
		Number
Part I.	Financial Information
Item 1.	Financial Statements	3-6
	Condensed Balance Sheets	3
	Comparative Statements of Cash Flows	3
	Comparative Statements of Income	4
	Notes to Condensed Financial Statements	5-6
Item 2.	Management's Discussion and Analysis of Financial
	Conditions and Results of Operations	6-7
Part II.	Other Information
Item 1.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8-9
Item 6.	Exhibits and Reports on Form 8-K	9

CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data)	(Unaudited)	June 30,	December 31,	June 30,
ASSETS		2001	2000	2000
Cash		$ 2,603	$ 2,079	$ 4,017
Accounts receivable, net		85,224	91,636	99,290
Inventories (principally on last-in, first-out basis)		158,451	163,206	184,497
Income tax receivable		2,889	4,116	-
Other current assets		1,843	1,426	1,958
Total current assets		$251,010	$262,463	$289,762
Investment in joint ventures		9,591	9,714	11,812
Prepaid expenses and other assets		56,630	55,566	55,510
Fixed assets, net		90,966	91,108	100,319
Total assets		$408,197	$418,851	$457,403
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable		$ 72,678	$ 84,734	$118,628
Accrued liabilities		16,299	17,854	16,368
Income taxes payable		2,383	1,130	5,786
Current portion of long-term debt		3,425	3,425	3,914
Total current liabilities		$ 94,785	$107,143	$144,696
Long-term debt, less current portion		165,799	161,135	150,884
Deferred income taxes		18,574	18,096	16,257
Minority interest		1,187	971	736
Post retirement benefit obligations.		2,130	2,265	2,217
Stockholders' equity		125,722	129,241	142,613
Total liabilities and stockholders' equity		$408,197	$418,851	$457,403

SHARES OUTSTANDING		14,111	14,061	14,048
BOOK VALUE PER SHARE		$ 8.91	$ 9.19	$ 10.15
WORKING CAPITAL		$156,225	$155,320	$145,066
WORKING CAPITAL PER SHARE		$ 11.07	$ 11.05	$ 10.33

DEBT TO CAPITAL		57.4%	56.0%	52.0%

CONDENSED STATEMENTS OF CASH FLOWS			(Unaudited)
(Dollars in thousands)			For the Six Months
			Ended June 30,
Cash flows from operating activities:			2001	2000
Net income			$ 930	$ 6,602
Depreciation			4,732	4,924
Other			(521)	(6,886)
Cash provided from operating activities before
working capital changes			5,141	4,640
(Increase) decrease in working capital			(743)	(15,720)
Net cash provided from (used by) operating activities			4,398	(11,080)
Cash flows from investing activities:
Investments and acquisitions			-	(4,050)
Capital expenditures, net of sales proceeds			(4,089)	(5,889)
Net cash provided from (used by) investing activities			(4,089)	(9,939)
Cash flows from financing activities:
Long-term borrowings, net			4,664	28,258
Dividends paid			(4,461)	(5,484)
Other			12	(316)
Net cash provided from (used by) financing activities			215	22,458
Net increase (decrease) in cash			$ 524	$ 1,439
Cash - beginning of year			2,079	2,578
Cash - end of period			$ 2,603	$ 4,017
Supplemental cash disclosure - cash paid during the period:
Interest			$ 5,303	$ 4,751
Income taxes			$ (2,127)	$ 2,910

COMPARATIVE STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
	For the Three Months		For The Six Months
	Ended June 30,		Ended June 30,
(Unaudited)	2001	2000	2001	2000
Net sales	$158,569	$192,278	$342,215	$387,517
Cost of material sold	110,693	133,896	238,799	269,841
Gross profit on sales	47,876	58,382	103,416	117,676

Operating expenses	42,728	48,729	91,795	96,953
Depreciation and amortization expense	2,335	2,486	4,732	4,924
Interest expense, net	2,525	2,436	5,128	4,740

Income before taxes	288	4,731	1,761	11,059

Income Taxes:
Federal	115	1,552	640	3,604
State	46	343	191	853
	161	1,895	831	4,457

Net income	$ 127	$ 2,836	$ 930	$ 6,602

Net income per share	$ 0.01	$ 0.20	$ 0.07	$ 0.47
Diluted income per share	$ 0.01	$ 0.20	$ 0.07	$ 0.47

Financial Ratios:
Return on sales	0.08%	1.47%	0.27%	1.70%
Asset turnover	1.55	1.68	1.68	1.69
Return on assets	0.12%	2.48%	0.46%	2.89%
Leverage factor	3.16	3.23	3.16	3.23
Return on opening stockholders' equity	0.39%	8.00%	1.44%	9.31%

Other Data:
Cash dividends paid	$1,700	$2,742	$4,461	$5,484
Dividends per share	$0.120	$0.195	$0.315	$0.390
Average number of shares outstanding	14,094	14,048	14,077	14,048

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2001, December 31, 2000 and June 30, 2000, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $42.9 million, $42.9 and $47.4 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

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
	In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):
		For The Three		For The Six
		Months Ended		Months Ended
		June 30,		June 30,
		2001	2000	2001	2000

	Net Income	$ 127	$2,836	$ 930	$6,602

	Weighted average common shares outstanding	14,094	14,048	14,077	14,048
	Dilutive effect of outstanding employees and
	directors' common stock option	38	-	10	-

	Diluted common shares outstanding	14,132	14,048	14,087	14,048

	Basic earnings per share	$ .01	$ .20	$ 0.07	$ 0.47
	Diluted earnings per share	$ .01	$ .20	$ 0.07	$ 0.47

	Outstanding employee and directors'
	common stock options having no
	dilutive effect	939	809	939	809

3.	Segments

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

Results of Operations

Net profit for the second quarter of 2001 was down 95.5% compared to 2000's second quarter. The Company earned $0.1 million ($.01 per share) as compared to $2.8 million ($.20 per share) in the comparable quarter last year. Results were adversely affected by the general slowdown in the manufacturing sector of the economy. Earnings for the first six months of $0.9 million ($.07 per share) were 85.5% below last year's earnings of $6.6 million ($.47 per share).

Quarterly sales totalled $158.6 million, representing a 17.5% decrease from the second quarter of 2000 sales of $192.3 million. The lower volume was due to a 24% decrease in tons sold offset by a shift in mix towards higher priced products. For the first six months of 2001 total revenues were $342.2 million as compared to $387.5 million in 2000, a decrease of 11.7%.

Gross profit for the quarter went down by $10.5 million (18.0%) to $47.9 million due mainly to lower sales volumes. Total gross margin percentage decreased slightly from 30.4% to 30.2%. For the first six months of 2001 total gross profit was down $14.3 million (12.1%) with the gross margin percentage of 30.2%, below the 30.4% attained last year.

Second quarter operating expenses were down $6.0 million (12.3%) when compared to the second quarter of last year. Approximately 60 percent of the reduction is transaction related while the balance of the decrease reflects the effect of cost reduction programs begun in the first quarter of 2001. The announced 9.5% reduction in workforce in the first quarter produced a $3.0 million reduction in payroll and payroll related expenses when compared to the second quarter of 2000 with the remainder of the savings being generated through cost controls and reduced transactional activity. In the second quarter of 2001 the Company took a write-down of $0.3 million related to its investment in MetalSpectrum, an e-business joint venture which ceased operations during the quarter. Year-to-date operating expenses were down $5.2 million (5.3%).

Net interest expense for the second quarter was up approximately $0.1 million (3.7%) as compared to the second quarter of 2000. The increase reflects the additional debt needed to finance equity reductions offset by decreases in interest rates over the past year. Year-to-date the expense was $0.4 million higher than the previous period last year.

Liquidity and Capital Resources

Accounts receivable decreased by $14.1 million from the second quarter of last year mainly due to the reduction in sales volume. Net inventory went down by $26.0 million compared to last year's values due to the lower sales activity, along with programmed reductions put in place in order to increase cash flow. The reduction of $46.0 million in accounts payable is reflective of the decreased inventory and a lower level of sales activity. Total long-term debt increased by $14.9 million as compared to June 30, 2000 primarily as a result of the need to fund the decrease in equity. The Company's debt-to-capital ratio was 57.4% as of June 30, 2001 compared to 56.0% and 52.0% at December 31, 2000 and June 30, 2000 respectively.

The Company has unused committed and uncommitted lines of bank credit of $81.9 million as of June 30, 2001 compared to $121.2 million at June 30, 2000.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

	There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The Annual Meeting of Stockholders was held on April 26, 2001.

	(b)	At the Annual Meeting the full Board of Directors were elected. The following are the individual members and the voting results:

	DIRECTOR	FOR	WITHHELD	ABSTAINING

	Daniel T. Carroll	11,394,339	143,902	2
	Edward F. Culliton	11,395,011	143,230	2
	Robert W. Grubbs	11,395,011	143,230	2
	William K. Hall	11,395,011	143,230	2
	Robert S. Hamada	11,394,340	143,901	2
	Patrick J. Herbert, III	11,394,340	143,901	2
	John P. Keller	11,395,011	143,230	2
	John W. McCarter, Jr.	11,395,011	143,230	2
	John McCartney	11,395,011	143,230	2
	G. Thomas McKane	11,394,340	143,901	2
	John W. Puth	11,395,011	143,230	2
	Michael Simpson	11,395,011	143,230	2

(c)(1)

At the Annual Meeting the Stockholders ratified and adopted the Company's Restricted Stock and Stock Option Plan authorizing 1,200,000 shares for use under the Plan. The results of the voting were - 8,942,892 shares voted for the proposal; 721,675 shares voted against; and 105,198 shares abstained.

(c)(2)

At the Annual Meeting the Stockholders ratified and approved the change of the Company's state of incorporation from a Delaware corporation to a Maryland corporation effectuated through a statutory merger of the Company into a newly formed Maryland corporation. The results of the voting were - 8,428,934 shares for the proposal; 1,290,812 shares against the proposal; and 50,025 shares abstained.

Page 9 of 10

(c)(3)

At the Annual Meeting the Stockholders ratified and adopted Arthur Andersen, LLP as A. M. Castle's independent auditor for 2001. The results of the voting were - 11,494,857 for the motion; 16,271 shares against the motion; and 27,114 shares abstained.

Castle incorporates by reference its proxy statement filed in connection with the Annual Meeting of Stockholders with the SEC pursuant to Rule 14A.

Item. 6	Exhibits and Reports on Form 8-K

	(a)	None

(b)

The Company filed a Form 8-K dated June 19, 2001 on June 20, 2001 in connection with the Company changing its state of incorporation from Delaware to Maryland on June 5, 2001. The reincorporation was accomplished by merging the Company with and into its wholly owned subsidiary, which subsequently changed its name to A. M. Castle & Co. Castle incorporates by reference Form 8-K filed with the SEC on June 20, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: July 31, 2001	By: / ss/J.A. Podojil
J. A. Podojil - Treasurer/Controller

(Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)