Form 10-Q
period 2001-09-30
CASTLE A M & CO
filed 2001-11-13
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2001	Commission File Number 1-5415

A. M. Castle & Co
(Exact name of registrant as specified in its charter)

Maryland	36-0879160
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone, including area code	847/455-7111

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
Yes	X	No	___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at September 30, 2001
Common Stock, No Par Value	14,110,564 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements:
	Condensed Balance Sheets	3
	Comparative Statements of Cash Flows	3
	Comparative Statements of Income	4
	Notes to Condensed Financial Statements	5-7

Item 2.	Management's Discussion and Analysis of Financial
	Conditions and Results of Operations	7-8

Part II.	Other Information

Item 1.	Legal Proceedings	9

Item 6	Exhibits and Reports on Form 8-K	9

CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data) (unaudited)	Sept. 30,	Dec. 31,	Sept. 30,
ASSETS	2001	2000	2000
Cash	$ 3,404	$ 2,079	$ 2,458
Accounts receivable, net	29,631	91,636	103,153
Inventories (principally on last-in, first-out basis)	145,417	163,206	188,751
Income tax receivable	6,435	4,116	---
Other current assets	3,847	1,426	2,383
Total current assets	$188,734	$262,463	$296,745
Investment in joint ventures	9,764	9,714	12,392
Prepaid expenses and other assets	59,020	55,566	55,524
Fixed assets, net	88,273	91,108	97,338
Total assets	$345,791	$418,851	$461,999
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 59,636	$ 84,734	$105,253
Accrued liabilities	15,947	17,854	15,980
Income taxes payable	4,024	1,130	4,300
Current portion of long-term debt	2,697	3,425	3,021
Total current liabilities	$ 82,304	$107,143	$128,554
Long-term debt, less current portion	118,940	161,135	171,920
Deferred income taxes	19,275	18,096	17,236
Minority interest	1,225	971	842
Other Liabilities	2,178	2,265	2,254
Stockholders' equity	121,869	129,241	141,193
Total liabilities and stockholders' equity	$345,791	$418,851	$461,999
SHARES OUTSTANDING	14,111	14,061	14,061
BOOK VALUE PER SHARE	$ 8.64	$ 9.19	$ 10.04
WORKING CAPITAL	$106,430	$155,320	$168,191
WORKING CAPITAL PER SHARE	$ 7.54	$ 11.05	$ 11.96
DEBT TO CAPITAL	50.0%	56.0%	55.3%

CONDENSED STATEMENTS OF CASH FLOWS		(Unaudited)
(Dollars in thousands)		For the Nine Months
		Ended Sept. 30,
Cash flows from operating activities:		2001	2000
Net income		$ (1,223)	$ 7,981
Depreciation		7,079	7,102
Other		(2,460)	(6,844)
Cash provided from operating activities before
working capital changes		3,396	8,239
Sale of accounts receivable		53,700	--
(Increase) in other working capital		(3,209)	(39,237)
Net cash provided from (used by) operating activities		53,887	(30,998)
Cash flows from investing activities:
Investments and acquisitions		--	(4,050)
Capital expenditures, net of sales proceeds		(3,490)	(4,876)
Net cash provided (used by) from investing activities		(3,490)	(8,926)
Cash flows from financing activities:
Long-term borrowings, net		(42,923)	48,401
Dividends paid		(6,160)	(8,245)
Other		11	(352)
Net cash provided (used by) from financing activities		(49,072)	39,804
Net increase (decrease) in cash		$ 1,325	$ (120)
Cash - beginning of year		2,079	2,578
Cash - end of period		$ 3,404	$ 2,458
Supplemental cash disclosure - cash paid during the period
Interest		$ 7,575	$ 7,406
Income taxes		$ (2,169)	$ 5,079

COMPARATIVE STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
For the Three and Nine Months Ended September 30,	For The Three		For The Nine
(Unaudited)	Months Ended		Months Ended
	Sept. 30,		Sept. 30,
	2001	2000	2001	2000
Net sales	$143,601	$184,958	$485,816	$572,475
Cost of material sold	101,574	130,354	340,373	400,195
Gross profit on sales	42,027	54,604	145,443	172,280

Operating expenses	39,734	47,452	131,529	144,405
Depreciation and amortization expense	2,347	2,178	7,079	7,102
Interest expense, net	2,435	2,669	7,563	7,409
Sale of accounts receivable	910	--	910	--

(Loss) income before taxes	(3,399)	2,305	(1,638)	13,364

Income Taxes:
Federal	(1,025)	747	(385)	4,351
State	(221)	179	(30)	1,032
	(1,246)	926	(415)	5,383

Net (loss) income	$ (2,153)	$ 1,379	$ (1,223)	$ 7,981
Net (loss) income per share (basic and diluted)	$ (0.15)	$ 0.10	$ (0.09)	$ 0.57

Financial Ratios:
Return on sales	(1.50)%	.75%	(0.25)%	1.39%
Asset turnover	1.66	1.60	1.87	1.66
Return on assets	(2.49)%	1.19%	(0.47)%	2.31%
Leverage factor	2.68	3.26	2.68	3.25
Return on opening stockholders' equity	(6.66)%	3.89%	(1.26)%	7.50%

Other Data:
Cash dividends paid	$ 1,699	$ 2,761	$ 6,160	$ 8,245
Dividends per share	$ 0.120	$ 0.195	$ 0.435	$ 0.585
Average number of shares outstanding	14,111	14,061	14,088	14,052

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 2001, December 31, 2000 and September 30, 2000, must necessarily be based on management's estimates of expected year end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations. It is estimated that if September 30, 2001 inventory levels and prices hold constant through the end of the year, an additional charge of $1.0 to $2.0 million would be made to cost of sales.

Current replacement cost of inventories exceeds book value by $42.9 million, $42.9 million and $44.6 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

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
	In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):
		For The Three		For The Nine
		Months Ended		Months Ended
		Sept. 30,		Sept. 30,
		2001	2000	2001	2000
	Net (Loss) Income	$(2,153)	$1,379	$(1,223)	$7,981
	Weighted average common shares outstanding	14,111	14,061	14,088	14,052
	Dilutive effect of outstanding employee and
	directors' common stock options	--	--	--	--
	Diluted common shares outstanding	14,111	14,061	14,088	14,052

	Basic earnings per share	$ (.15)	$ .10	$ (.09)	$ .57

	Diluted earnings per share	$ (.15)	$ .10	$ (.09)	$ .57

	Outstanding employee and directors'
	common stock options having no
	dilutive effect	1,668	820	1,668	820

3.	Accounts Receivable Securitization

On September 27, 2001, the Company and certain of its subsidiaries completed arrangements for a $65 million 364-day trade receivables securitization facility with a financial institution. The Company is utilizing a special purpose, non-owned, bankruptcy remote company (Castle Funding Corp.) for the sole purpose of buying receivables from the Company and those selected subsidiaries and selling an undivided interest in all eligible trade accounts receivable to a commercial paper conduit. Castle Funding Corp. retains an undivided percentage interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. Funding under the facility is limited to the lesser of a funding base comprised of eligible receivables or $65 million.

Since Castle Funding Corp.' s sole purpose is to purchase accounts receivable from the Company, it is required by the Financial Accounting Standards Board (FASB) that the special purpose company be consolidated with the Company even though it is non- owned. The sales of accounts receivable are reflected as a reduction of "accounts receivable, net" in the Condensed Balance Sheet and the proceeds received are included in net cash provided from operating activities in the Condensed Statement of Cash Flows. Sales proceeds from the receivables are less than the face amount of accounts receivable sold by an amount equal to a discount on sales that approximates the conduit's financing cost of issuing their own commercial paper, which is backed by their ownership interests in the accounts receivable sold by the special purpose company, plus an agreed upon margin. These costs are charged to "sale of accounts receivable" in the Comparative Statement of Income.

Generally, the facility provides that as payments are collected from the sold accounts receivable, the special purpose vehicle may elect to have the commercial paper conduit reinvest the proceeds in new accounts receivable. The commercial paper conduit, in addition to their rights to collect payments from that portion of the interests in the accounts receivable that is owned by them, also has the right to collect payments from that portion of the ownership interest in the accounts receivable that is owned by the special purpose company. In calculating the fair market value of the receivables, the book value of the receivables represent the best estimate of the fair value due to the current nature of these items. The facility, which expires on September 26, 2002, requires early amortization if the special purpose company does not maintain a minimum equity requirement or if certain ratios related to the collectibility of the receivables are not maintained.

As of September 30, 2001 $64.9 million of accounts receivable had been sold to Castle Funding Corp. and of this amount $53.7 million was sold to the commercial paper conduit which was the maximum amount which could be sold based on the September 30, 2001 eligible receivable balance. During the third quarter of 2001 and the first nine months of 2001, the Company incurred one-time costs of $0.9 million relating to the sales of accounts receivable.

4.	New Accounting Standard

The Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. The Company was required to and has adopted SFAS No. 137 on January 1, 2001. The adoption did not have a significant effect on the Company's consolidated results of operations or financial position during 2001.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the criteria for recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written-off immediately as an extraordinary gain. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company is required to and will adopt SFAS Nos. 141 and 142 beginning January 1, 2002. The Company is currently assessing the Statements and has not yet determined the impact of its adoption on its financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company generated a net loss of $2.2 million ($.15 net loss per share) in the third quarter of 2001 as compared to 2000's third quarter earnings of $1.4 million ($.10 net income per share). The net loss for the first nine months of $1.2 million ($.09 net loss per share) reflects a decrease from the net income reported for the same period last year of $8.0 million ($.57 net income per share). The results for both the quarter and nine month period reflect the impact of a severe slowdown in activity in most of the industries the Company serves, along with a $.04 per share loss incurred in conjunction with an accounts receivable securitization financing agreement which closed in September.

Quarterly sales totalled $143.6 million, representing a 22.4% decrease from the third quarter of 2000 sales of $185.0 million. The lower volume was due to a 29% decrease in tons sold offset by a shift in mix towards higher priced products. For the first nine months of 2001 total revenues were $485.8 million as compared to $572.5 million in 2000, a decrease of 15.1%.

Gross profit for the quarter went down by $12.6 million (23.0%) to $42.0 million due mainly to sales volume reductions. Total gross margin percentage decreased slightly from 29.5% to 29.3%. For the first nine months of 2001 total gross profit was down $26.8 million (15.6%) while the gross margin percentage remained relatively constant on a year-to-date basis at 29.9% and 30.0%, respectively.

Page 8 of 10

Third quarter operating expenses were down $7.7 million (16.3%) when compared to the third quarter of last year. Year-to-date operating expenses were down $12.9 million (8.9%). Much of the reduction is due to lower sales activity levels, but it is estimated that on an annualized basis, $10 million to $11 million reflects a sustainable reduction in the Company's operating expense structure.

Net interest expense for the third quarter and year-to-date remained relatively flat when compared to last year's expense for the comparable periods.

Late in the third quarter of 2001 the Company incurred costs of $0.9 million in order to implement an accounts receivable securitization financing facility. The expense includes the discounted loss on the sale of the receivables along with one-time charges for legal and facility fees along with expenses related to the termination and payoff of previously existing debt.

Liquidity and Capital Resources

Accounts receivable decreased by $73.5 million from the third quarter of last year.

$53.7 million of the decrease was due to the sale of the receivables under the new accounts receivable securitization agreement. The remainder of the decrease is attributable to the reduction in sales volume.

Net inventory was reduced by $43.3 million compared to last year's values due to the lower sales activity, along with programmed reductions put in place in order to increase cash flow. The reduction of $45.6 million in accounts payable is reflective of the decreased inventory and a lower level of purchasing activity.

Total long-term debt decreased by $53.3 million as compared to September 30, 2000 due primarily to the use of the funds from the accounts receivable purchase agreement to payoff the outstanding balance on the previously existing debt. The Company's debt-to-capital ratio was 50.0% as of September 30, 2001 compared to 56.0% and 55.3% at December 31, 2000 and September 30, 2000 respectively.

For the nine months ended September 30, 2001 cash provided from operating activities totalled $53.9. The positive cash flow was due almost entirely to the use of the accounts receivable securitization facility which is the primary source of short-term funds. The Company has immediately available committed and uncommitted lines of bank credit of $2.9 million as of September 30, 2001.

The Company projects positive cash flow from operations for the quarter and year ended December 31, 2001 due primarily to reduced working capital requirements and depreciation cash flow. Additionally, the Company is seeking lines of bank credit and actively pursuing the sales of certain processing facilities and joint ventures. Therefore, management believes that there are adequate sources of liquidity to meet the Company's short and long-term needs.

Page 9 of 10

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

A. M. Castle & Co.
(Registrant)

Date: November 8, 2001	By: / ss/J.A. Podojil
J. A. Podojil - Treasurer/Controller

(Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)