Form 10-K405
period 2001-12-31
CASTLE A M & CO
filed 2002-03-14
CIK 18172

                                                              Page 1 of 15 Pages
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                 (Fee Required)

For the fiscal year ended December 31, 2001       Commission File Number: 1-5415
                          -----------------                               ------

                               A. M. CASTLE & CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                                    36-0879160
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3400 North Wolf Road, Franklin Park, Illinois                           60131
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (847) 455-7111
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
          Title of each class                                   which registered
----------------------------------------    ------------------------------------
Common Stock - $0.01 per share par value    American and Chicago Stock Exchanges

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

Yes    X              No
    -------              --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X  .
          -----

The approximate aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 1, 2002 was $160,372,663.

The number of shares outstanding of the registrant's common stock on March 1, 2002 was 14,726,599 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated by Reference                 Applicable Part of Form 10-K
-----------------------------------                 ----------------------------

Annual Report to Stockholders for the                         Parts I, II and IV
year ended December 31, 2001

Proxy Statement dated March 15, 2002                          Part III
furnished to Stockholders in connection
with registrant's Annual Meeting of
Stockholders
================================================================================

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

                                           2001       2000       1999
                                           ----       ----       ----

       Carbon and Stainless                 71%        73%        76%
       Non-Ferrous Metals                   29%        27%        24%
                                           ----       ----       ----
                                           100%       100%       100%

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

     The Company has its main office, and largest distribution center, in Franklin Park, Illinois. This center serves metropolitan Chicago and, approximately, a nine-state area. In addition, there are distribution centers in various other cities (see Item 2). The Chicago, Los Angeles and Cleveland distribution centers together account for approximately 41% of all core sales.

     In North America, the Company serves the wide range of industrial companies within the $700 billion producer durable equipment sector of the economy from locations throughout the United States and Canada. The customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized ones spread across the entire spectrum of metals using industries. The Company's customer base is well diversified with no single industry accounting for more than 5% of the Company's total business and, no one customer, more than 3%. The Company's coast-to-coast network of metals service centers provides next day delivery to over 90% of the markets it serves, and two-day delivery to virtually all of the rest. Listed below are the operating subsidiaries and divisions included in the Company's core business segment, along with a brief summary of their business activities.

     In Mexico, the Company operates through a joint venture, Castle de Mexico, S.A. de C.V., and targets a wide range of businesses within the producer durable goods sector. Markets in Western Europe are serviced by the United Kingdom based subsidiary, A. M. Castle & Co. Limited (U.K.), a U.K. Corporation.

     Total Plastics, Inc., headquartered in Michigan, serves a wide variety of users of industrial plastics. Keystone Tube Company, LLC is a distributor of tubular products serving the Midwest customers directly from its Chicago area facility. Oliver Steel Plate Company processes and distributes heavy steel plate from its Cleveland area plant. The Company's value-added bar processing center, H-A Industries, thermally processes, turns and straightens alloy and carbon bar.

     The Company holds a one-half joint venture interest in Kreher Steel Co., a Midwest distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars. In 1998, Castle formed Metal Express, a small order distribution company in which it has a 60% interest and acquired a 50% joint venture interest in Energy Alloys LP, a Houston based metals distributor. In 1999 the Company purchased a 50% interest in Laser Precision, located in Libertyville, Illinois in order to enhance its processing capabilities.

     In 2001, the Company is utilizing a special purpose, non-owned, bankruptcy remote company (Castle Funding Corp.) for the sole purpose of buying receivables from the Company and selected subsidiaries and selling an undivided interest in all eligible trade accounts receivable to a commercial paper conduit. Castle Funding Corp. retains an undivided percentage interest in the pool of accounts receivable to a commercial paper conduit. Since Castle Funding Corp.'s sole purpose is to purchase accounts receivable from the company, it is required by the Financial Accounting Standards Board (FASB) that the special purpose company be consolidated with the Company even though it is non-owned.

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

     The major portion of 2001 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other metals distributors. Sales are primarily through the Company's own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company's sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company's fleet.

     The Company encounters strong competition both from other independent metals distributors and from large distribution organizations, some of which have substantially greater resources.

     The Company has approximately 1,700 full-time employees in its operations throughout the United States, Canada and the United Kingdom. Approximately 300 of these are represented by collective bargaining units, principally the United Steelworkers of America.


Item 2.  Properties.

     The Company's principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Metals distribution centers and sales offices are maintained at each of the following locations, all of which are owned in fee, except as indicated:

                                                    Approximate
                                                   Floor Area in
        Locations                                   Square Feet
        ---------                                  -------------

Castle Metals
-------------
Atlanta, Georgia                                       35,100 (1)
Charlotte, North Carolina                             116,500
Chicago area -
  Franklin Park, Illinois                             522,600
Cleveland area -
  Bedford Heights, Ohio                               374,400
Dallas, Texas                                          78,000
Edmonton, Alberta                                      38,300 (1)
Fairfield, Ohio                                       226,000 (1)
Houston, Texas                                        109,100
Kansas City, Missouri                                 170,000
Kent, Washington                                       31,000 (1)
Los Angeles area -
  Paramount, California                               264,900
Montreal, Quebec                                       26,100 (1)
Minneapolis, Minnesota                                 65,000
Philadelphia, Pennsylvania                             71,600
Stockton, California                                   60,000 (1)
Toronto area -
  Mississauga, Ontario                                 60,000 (1)
Wichita, Kansas                                        58,800 (1)
Winnipeg, Manitoba                                     50,000
Worcester, Massachusetts                               56,000
                                                    ---------
       Total Castle Metals                          2,413,400

A. M. Castle & Co. Limited (U.K.)
---------------------------------
Blackburn, U.K                                         43,000 (1)
Christchurch, U.K                                      12,000 (1)
                                                    ---------
                                                       55,000

H-A Industries
--------------
Hammond, Indiana                                      243,000 (1)
                                                    ---------

Keystone Tube Company LLC
-------------------------
Riverdale, Illinois                                   115,000 (1)

KSI, LLC
--------
La Porte, Indiana                                      90,000

Keystone Honing Company
-----------------------
Titusville, Pennsylvania                               92,000

                                                    Approximate
                                                   Floor Area in
        Locations                                   Square Feet
        ---------                                  -------------

Total Plastics, Inc.
--------------------
Baltimore, Maryland                                    24,000 (1)
Cleveland, Ohio                                         8,500 (1)
Detroit, Michigan                                      22,000 (1)
Elk Grove Village, Illinois                            14,400 (1)
Fort Wayne, Indiana                                     9,600 (1)
Grand Rapids, Michigan                                 42,500
Harrisburg, Pennsylvania                               24,000 (1)
Indianapolis, Indiana                                  27,500 (1)
Kalamazoo, Michigan                                    81,000 (1)
New Philadelphia, Ohio                                 10,700 (1)
Pittsburgh, Pennsylvania                                4,400 (1)
Rockford, Michigan                                     53,600 (1)
South Bend, Indiana                                     7,500 (1)
                                                    ---------
                                                      329,700

Oliver Steel Plate Company
--------------------------
Twinsburg, Ohio                                       120,000 (1)


     GRAND TOTAL                                    3,458,100
                                                    =========


Sales Offices (Leased)
----------------------
Cincinnati, Ohio
Detroit, Michigan
Milwaukee, Wisconsin
Pittsburgh, Pennsylvania
Phoenix, Arizona
San Diego, California
Tulsa, Oklahoma

(1) Leased: See Note 5 in the 2001 Annual Report to Stockholders, incorporated herein by this specific reference, for information regarding lease agreements.

Item 3.  Legal Proceedings.

     There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.


Item 6.

                                                  2001       2000       1999      1998      1997
                                                  ----       ----       ----      ----      ----
         Selected Financial Data
         -----------------------
         Net Sales                              $  611.2   $  744.5   $  707.4  $  792.8  $  754.9
                Cost of Sales                      429.8      522.9      483.1     559.1     540.3
                Special charges                       --        2.0         --        --        --
                                                --------   --------   --------  --------  --------
         Gross Profit                              181.4      219.6      224.3     233.7     214.6
                Operating Expenses                 169.0      195.5      189.1     185.1     164.3
                Impairment and other
                  Operating expenses                  --        6.5         --        --        --
                Depreciation and Amortization        9.4        9.7        9.9       8.5       6.6
                Interest expense, net                9.6       10.3       10.6       9.4       4.2
                Discount on sale of accounts
                  receivable                         1.3         --         --        --        --
                                                --------   --------   --------  --------  --------
         (Loss) income before taxes                 (7.9)      (2.4)      14.7      30.7      39.5
                Income taxes                        (2.8)      (0.7)       6.0      12.2      15.7
                                                --------   --------   --------  --------  --------
         Net (loss) income                      $   (5.1)  $   (1.7)  $    8.7  $   18.5  $   23.8
                                                ========   ========   ========  ========  ========


         Share Data
         ----------
         Number of shares outstanding
            At year-end (in thousands)            14,111     14,161     14,048    14,043    14,041
         Net (loss) income per share basic      $  (0.36)  $  (0.12)  $   0.62  $   1.32  $   1.70
         Net (loss) income per share diluted    $  (0.36)  $  (0.12)  $   0.62  $   1.32  $   1.69
         Cash dividend per share                $  0.495   $   0.78   $   0.78  $   0.76  $   0.66
         Book value per share                   $   8.31   $   9.12   $  10.10  $  10.25  $   9.74
         Financial Position at Year-End
         ------------------------------
         Total assets                           $  327.4   $  418.9   $  413.3  $  460.0  $  366.4
         Long-term debt                         $  117.2   $  161.1   $  122.6  $  172.3  $   90.7
         Stockholders equity                    $  117.2   $  129.2   $  141.8  $  144.0  $  136.7


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required to be filed in Part II (Items 5 and 7) in Form 10-K has been included in the 2001 Annual Report to Stockholders, as required by the Securities and Exchange Commission, and is included elsewhere in the filing. Accordingly, the following items required under Items 5 and 7 are incorporated herein by this specific reference to the 2001 Annual Report to Stockholders:
"Common Stock Information", page 14, and "Financial Review", pages 12 and 13.

Item 8.  Financial Statements and Supplementary Data.

         See Part IV, Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                      Executive Officers of The Registrant

Name and Title              Age         Business Experience
--------------              ---         -------------------

Michael Simpson              63         Mr. Simpson began his employment with
Chairman of the Board                   the registrant in 1968 and retired from
                                        fulltime employment in 2001. He was
                                        elected President of Hy-Alloy Steels Co.
                                        in 1974 and was elected Vice President -
                                        Midwest Region in 1977. In 1979, Mr.
                                        Simpson was elected Chairman of the
                                        Board.

G. Thomas McKane             57         Mr. McKane began his employment with the
President and Chief                     registrant in May of 2000. Formerly, he
Executive Officer                       had been employed by Emerson Electric
                                        since 1968.

Albert J. Biemer, III        40         Mr. Biemer began his employment with the
Vice President--                        registrant in 2001 and was elected Vice
Supply Chain                            President - Supply Chain. Formerly with
                                        CSC, Ltd. as Vice President, Logistics
                                        in 2000 and Carpenter Technology
                                        Corporation 1997 to 2000.

Marc Biolchin                47         Mr. Biolchin began his employment with
Vice President -                        the registrant's Keystone Tube Company
Tubular Group                           (acquired in 1997) in 1977. He was named
                                        Vice President - Tubular Group in 1998.

Edward F. Culliton           60         Mr. Culliton began his employment with
Vice President and                      the registrant in 1965. He was elected
Chief Financial Officer                 Corporate Secretary in 1972; Treasurer
                                        in 1975; and Vice President of Finance
                                        in 1977. He is the Chief Financial
                                        Officer.

M. Bruce Herron              56         Mr. Herron began his employment with the
Vice President--                        registrant in 1970. He was elected to
Sales West                              the position of Vice President - Western
                                        Region in 1989; Vice President - Sales
                                        in 1998; and Executive Vice President
                                        and Chief Operating Officer in 1999. He
                                        was named Vice President-Sales West in
                                        2000.

Stephen V. Hooks             50         Mr. Hooks began his employment with the
Vice President--                        registrant in 1972. He was elected to
Merchandising                           the position of Vice President - Midwest
                                        Region in 1993, and Vice President -
                                        Merchandising in 1998.

Name and Title              Age         Business Experience
--------------              ---         -------------------

Gary J. Kropf                54         Mr. Kropf began his employment with the
Vice President--                        registrant in 1999. He was elected to
Sales East                              the position of Vice President - Carbon
                                        Group in 1999 and became Vice President
                                        - Sales East in 2000.

Tim N. Lafontaine            48         Mr. Lafontaine began his employment with
Vice President--                        the registrant in 1975, and was elected
Alloy Group                             Vice President - Alloy Group in 1998.

Richard S. Meyers            45         Mr. Meyers began his employment with the
Vice President--                        registrant in 2000 and was elected Vice
Operations                              President - Operations in 2001. Formerly
                                        with Kennametals, Inc. as general
                                        manager manufacturing from 1997-2000 and with Dana Corp. 1985-1987.

John R. Nordin               45         Mr. Nordin began his employment with the
Vice President and                      registrant in 1998. He was elected Vice
Chief Information Officer               President and Chief Information Officer
                                        in 1998.

Craig R. Wilson              50         Mr. Wilson began his employment with the
Vice President --                       registrant in 979. He was elected to the
Advanced Material                       position of Vice President - Eastern
Group                                   Region in 1997; Vice President -
                                        Business Improvement and Quality in
                                        1998; and Vice President and General
                                        Manager-Great Lakes Region in 1999. He
                                        was named Vice President-Advanced
                                        Materials Group in 2000.

Paul J. Winsauer             50         Mr. Winsauer began his employment with
Vice President -                        the registrant in 1981. In 1996, he was
Human Resources                         elected to the position of Vice-
                                        President - Human Resources.

James A. Podojil             59         Mr. Podojil began his employment with
Chief Accounting Officer                the registrant in 1968. In 1977 he was
and Treasurer/Controller                elected to the position of Controller
                                        and in 1985 was elected to the
                                        additional post of Treasurer.

Jerry M. Aufox               59         Mr. Aufox began his employment with the
Secretary and Corporate                 registrant in 1977. In 1985 he was
Counsel                                 elected to the position of Secretary and
                                        Corporate Counsel. He is responsible for all legal affairs of the registrant.

        All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2002 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Information Concerning Nominees for Directors" and is hereby incorporated by this specific reference.


Item 11. Executive Compensation.

        All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2002, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled "Management Remuneration" and is hereby incorporated by this specific reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2002, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled "Information Concerning Nominees for Directors" and "Stock Ownership of Certain Beneficial Owners and Management" is hereby incorporated by this specific reference.

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


Item 13.  Certain Relationships and Related Transactions.

          None.



                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


        Financial statements (incorporated by reference to the 2001 Annual Report to Stockholders) and exhibits are set forth in the accompanying index to Financial Statements and Schedules. No reports on Form 8-K were filed in the fourth quarter of 2001.

                               A. M. CASTLE & CO.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Public Accountants on Schedules................    Page 13

Consent of Independent Public Accountants with respect to Form S-8...    Page 13

Consolidated Financial Statement Schedules

        Valuation and Qualifying Accounts - Schedule II .............    Page 14



Data incorporated by reference from 2001 Annual Report to Stockholders of A. M. Castle & Co., included herein -

   Consolidated Statements of Income - For the years ended
   December 31, 2001, 2000 and 1999..................................    Page 15

   Consolidated Statements of Reinvested Earnings - For the years
   ended December 31, 2001, 2000 and 1999............................    Page 15

   Consolidated Balance Sheets - December 31, 2001, 2000 and 1999....    Page 16

   Consolidated Statements of Cash Flows - For the years
   ended December 31, 2001, 2000, and 1999...........................    Page 17

   Notes to Consolidated Financial Statements........................Pages 18-23

   Report of Independent Public Accountants..........................    Page 23


Exhibits:

  20 - Report furnished to security holders..........................  Exhibit A
   3 - Articles of Incorporation and amendments......................  Exhibit B
   3 - By laws of the Company........................................  Exhibit C
  10 - Description of management incentive plan......................  Exhibit D
  10 - 2000 restricted stock and stock option plan...................  Exhibit E

Exhibits listed above are incorporated by reference in accordance with Rule 12b-32 (17 CFR 240.12b-32) as the material has been previously filed as part of registrants form 10-K filing for the fiscal year ended December 31, 2000 and as exhibits to the registrants definitive proxy statement dated March 15, 2002 filed with the Securities Exchange Commission pursuant to Regulation 14A.

        All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

              SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To A. M. Castle & Co.:

   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the A. M. Castle & Co. 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP



Chicago, Illinois
February 18, 2002




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            WITH RESPECT TO FORM S-8
                            -------------------------


As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements Numbers 33-30545 and 33-37818:

1. Our supplemental report dated February 18, 2002 included in this Annual Report on Form 10-K for the year ended December 31, 2001; and

2. Our report dated February 18, 2002 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2001.





Arthur Andersen LLP


Chicago, Illinois
March 13, 2002

                                                                     SCHEDULE II


                               A. M. CASTLE & CO.

              ACCOUNTS RECEIVABLE - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (Dollars in thousands)





                                               2001     2000     1999
                                               ----     ----     ----

Balance, beginning of year                  $   590  $   580   $  638

Add -   Provision charged to income             600    1,814      318
        -  Recoveries                           327       77      102

Less    -  Uncollectible accounts charged
           against allowance                   (871)  (1,881)    (478)
                                             ------   ------    -----
Balance, end of year                        $   646  $   590   $  580
                                             ======   ======    =====

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

Date: March 2, 2002
      ------------------



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated.




/s/ Michael Simpson                              /s/ John McCartney                     /s/ John W. McCarter, Jr.
-------------------------------------            -------------------------------        -----------------------------------
Michael Simpson,                                 John McCartney, Director               John W. McCarter, Jr., Director
Chairman of the Board                            Chairman, Audit Committee              Member, Audit Committee
March 2, 2002  March 2, 2002                     March 2, 2002


/s/ G. Thomas McKane                             /s/ William K. Hall
-------------------------------------            -------------------------------
G. Thomas McKane, President -                    William K. Hall, Director
Chief Executive Officer, and Director            Member, Audit Committee
March 2, 2002  March 2, 2002


/s/ Edward F. Culliton                           /s/ John P. Keller
-------------------------------------            -------------------------------
Edward F. Culliton, Vice President -             John P. Keller, Director
Chief Financial Officer, and Director            Member, Audit Committee
March 2, 2002  March 2, 2002
