Form 10-Q
period 2002-03-31
CASTLE A M & CO
filed 2002-04-26
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended	March 31, 2002	Commission File Number	1-5415

A. M. Castle & Co

(Exact name of registrant as specified in its charter)
Maryland	36-0879160

(State or Other Jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

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
Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at March 31, 2002

Common Stock, $0.01 Par Value	14,726,599 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Page Number

Part I. Financial Information
Item 1.	Financial Statements:

Condensed Balance Sheets	3
Comparative Statements of Cash Flows	3
Comparative Statements of Income	4
Notes to Condensed Financial Statements	5-7

Item 2.	Management's Discussion and Analysis of Financial
	Conditions and Results of Operations	7-8

Part II. Other Information
Item 1.	Legal Proceedings	9
Item 6.	Exhibits and Reports on Form 8-K	9

Page 3 of 10

CONDENSED BALANCE SHEETS
(Dollars in thousands except per share data) (unaudited)	March 31,	December 31	March 31,
ASSETS	2002	2001	2001
Cash	$ 1,248	$ 1,801	$ 2,127
Accounts receivable, net	35,647	23,064	96,636
Inventories (principally on last-in, first-out basis)	138,676	134,751	162,026
Income tax receivable	4,973	5,120	-
Other current assets	7,435	6,121	3,047
Total current assets	$187,979	$170,857	$263,836
Investment in joint ventures	9,374	9,206	9,675
Prepaid expenses and other assets	65,914	59,852	56,376
Fixed assets, net	86,204	87,500	90,805
Total assets	$349,471	$327,415	$420,692
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 68,081	$ 51,242	$100,693
Accrued liabilities	15,083	15,819	16,666
Current and deferred income taxes	3,949	981	107
Current portion of long-term debt	2,442	2,664	3,425
Total current liabilities	$ 89,555	$ 70,706	$120,891
Long-term debt, less current portion.	113,999	117,188	151,558
Deferred income taxes	20,358	18,914	18,008
Minority interest	1,290	1,236	1,104
Post retirement benefit obligations	2,181	2,137	2,136
Stockholders' equity	122,088	117,234	126,995
Total liabilities and stockholders' equity	$349,471	$327,415	$420,692

SHARES OUTSTANDING	14,661	14,094	14,061
BOOK VALUE PER SHARE	$ 8.33	$ 8.32	$ 9.03
WORKING CAPITAL	$ 98,424	$100,151	$142,945
WORKING CAPITAL PER SHARE	$ 6.71	$ 7.11	$ 10.17

DEBT TO CAPITAL	48.8%	50.6%	55.0%

CONDENSED STATEMENTS OF CASH FLOWS		(Unaudited)
(Dollars in thousands)		For the Three Months
		Ended March 31,

Cash flows from operating activities:	2002	2001
Net income	$(152)	$ 805
Depreciation	2,152	2,398
Other	(4,603)	(958)
Cash provided from operating activities before working capital changes	(2,603)	2,245
Sale of accounts receivable	2,000	-
(Increase) decrease in working capital	916	12,277
Net cash provided from (used by) operating activities	313	14,522
Cash flows from investing activities:	(1,605)	-
Advances to joint ventures
Capital expenditures, net of sales proceeds	(856)	(1,846)
Net cash provided from (used by) investing activities	(2,461)	(1,846)
Cash flows from financing activities:	(3,411)	(9,577)
Long-term borrowings, net
Dividends paid	-	(2,761)
Other	5,006	(290)
Net cash provided from (used by) financing activities	1,595	(12,628)
Net increase (decrease) in cash	$(553)	$ 48
Cash - beginning of year	1,801	2,079
Cash - end of period	$1,248	$2,127
Supplemental cash disclosure - cash paid during the period
Interest and discount on sale of accounts receivable	$2,424	$ 2,551
Income taxes (received)	$(4,646)	$(2,335)

Page 4 of 10

COMPARATIVE STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
For the Three Months Ended March 31

(Unaudited)	2002	2001

Net sales	$139,597	$183,313
Cost of material sold	97,439	128,081
Gross profit on sales	$ 42,158	55,232

Operating expenses	38,119	48,756
Depreciation and amortization expense	2,152	2,398
Interest expense, net	1,828	2,603
Discount on sale of accounts receivable	298	-
(Loss) income before taxes	(239)	1,475

Income Taxes:
Federal	(73)	525
State	(14)	145
	(87)	670

Net (loss) income	(152)	805

Net (loss) income per share (basic and diluted)	$ 0.01)	$ 0.06

Financial Ratios:
Return on sales	(0.11)%	0.44%
Asset turnover	1.60	1.74
Return on assets	(0.17)%	0.77%
Leverage factor	2.98	3.26
Return on opening stockholders' equity	(0.52)%	2.49%

Other Data
Cash dividends paid	-	$ 2,761
Dividends per share	-	$0.195
Average number of shares outstanding	14,661	14,061

In accordance with recent changes to accounting standards, prior year amounts have been reclassified to reflect sales and purchase discounts, previously reported as operating expenses, as reductions to net sales and cost of material sold, respectively. The amounts reclassified were immaterial.

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2002, and March 31, 2001, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $39.5 million and $42.9 million at March 31, 2002 and March 31, 2001, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

A. M. CASTLE & CO.

Notes to Condensed Financial Statements

1.	Condensed Financial Statements

The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 2001, which is condensed from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 2002 interim results reported herein may not necessarily be indicative of the results of operations for the full year 2002.

2.	Earnings Per Share
In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):

For The Three Months Ended
	March 31,
	2002	2001

Net (Loss) Income	$(152)	$805

Weighted average common shares outstanding	14,661	14,061
Dilutive effect of outstanding employee and
directors' common stock options	-	-
Diluted common shares outstanding	14,661	14,061

Basic earnings per share	$ (0.01)	$ 0.06

Diluted earnings per share	$ (0.01)	$ 0.06

Outstanding employee and directors'
common stock options having no
dilutive effect	1,397	1,318

3.3.	Accounts Receivable Securitization

On September 27, 2001, the Company and certain of its subsidiaries completed arrangements for a $65 million 364-day trade receivables securitization facility with a financial institution. The Company is using a special purpose, bankruptcy remote company for the sole purpose of buying receivables from the Company and selected subsidiaries and selling an undivided percentage interest in all eligible trade accounts receivable to the financial institution. As of March 31, 2002 the special purpose company sold $42 million under the agreement. This sale is reflected as a reduction in "Accounts receivable, net" in the Condensed Balance Sheets and the incremental amount of the increase in the sale is reflected as "Sale of accounts receivable" in the "Condensed Statements of Cash Flows". Funding under the facility is limited to the lesser of a base amount comprised of eligible receivables or $65 million. The maximum which could be funded at March 31, 2002 was $51.1 million, leaving an additional $9.1 million available for future working capital needs. The discount expense on the sale of the receivables is reported as "Discount on sale of accounts receivable" in the Comparative Statements of Income.

4.	New Accounting Standard

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective January 1, 2002 and has determined that there is no impairment to the goodwill balance of $31.2 million at March 31, 2002. The following is a reconciliation of net income and earnings per share between the amounts reported in the first quarter of 2001 and the adjusted amounts reflecting these new accounting rules:

Three months ended
(Dollars in thousands, except per share data)	March 31, 2001

Net income
Reported net income	$ 805
Goodwill amortization	177
Adjusted net income	$ 982

Earnings per share (Basic and Diluted)
Reported	$0.06
Goodwill	0.01
Adjusted earnings per share	$0.07

:

In 2000 and 2001 the Emerging Issues Task Force (EITF) issued certain bulletins that were applicable to the Company for adoption in 2002. These bulletins included EITF 00-14 "Accounting for Sales Incentives", EITF 00-22 "Accounting for Points and Certain Other Time Based and Volume Based Sales Incentive Offers and Offers of Free Products or Services to be Delivered in the Future" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products". The Company has complied with these accounting standards in the first quarter of 2002 and has reclassified the prior periods. The affect on reporting for 2002 and 2001 are immaterial.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations

The Company incurred a net loss of $0.2 million ($0.01 per share) in the first quarter of 2002 as compared to 2001 first quarter earnings of $0.8 million ($0.06 per share). The virtual breakeven in earnings was achieved despite a 23.8% reduction in sales volume from $183.3 million in 2001 to $139.6 million in 2002. This was achieved through a $10.6 million (21.8%) reduction in operating expenses from $48.7 million in the first quarter of 2001 to $38.1 million for the same period in 2002 along with the ability to maintain gross profit margins (30.2% in 2002 Vs 30.1% in 2001).

The reduction in sales volume reflects the continuing (although improving) impact of the severe slowdown in activity in most of the industries the Company serves. Although much of the reduction in operating expenses is associated with lower sales activity, the Company has taken several major initiatives over the past y ear to achieve sustainable reductions in virtually all expense categories.

The 2001 first quarter depreciation and amortization expense includes $0.2 million of amortization of goodwill. Due to changes in generally accepted accounting principles effective January 1, 2002, goodwill is no longer being amortized. Depreciation from quarter to quarter is comparable.

During the third quarter of 2001, the outstanding domestic revolving debt was fully paid down with funds generated from the accounts receivable securitization facility, which has become the Company's primary source for working capital funds. This is the main reason for the reduction in net interest expense from quarter to quarter. The discount amount on the securitization facility is recorded as "Discount on accounts receivable". The overall reduction of interest and discount of $0.5 million is the result of both the reduction in general interest rates and more favorable rates for the securitization facility than the domestic revolving debt which was outstanding during the first quarter of last year.

Liquidity and Capital Resources

In the third quarter of 2001, the Company entered into an Accounts Receivable Securitization Program (Securitization Program) and paid down its domestic credit debt. This program is currently the primary source of funds for working capital. Due primarily to the sale of accounts receivable in the third quarter of 2001, total long-term debt was reduced to $116.4 million at March 31, 2002 from $155.0 million a year ago. This reduction (the proceeds of the Securitization Program are recorded as payment of accounts receivable and not as debt on the Balance Sheet) along with a $5.0 million funding of the Company's pension plan with Company stock has resulted in a reduction in the debt-to-capital ratio from 55.0% to 48.8%. The Company continues to focus on debt reduction through the continuation of cost control and inventory reductions and by pursuing the sale of selected facilities.

Working Capital totalled $98.4 million at March 31, 2002 as compared to $142.9 million at March 31, 2001. The majority of the decrease was due to the $42.0 million sale of accounts receivable under the Securitization Program. Accounts receivable decreased an additional $19.0 million, mainly due to reduced sales activity. The number of days outstanding at the end of the first quarter 2002 was 47.9, up 1.1 days from the 46.8 at the end of the first quarter 2001, which is reflective of the very competitive current market environment. Inventories decreased by $23.4 million from the first quarter 2001 levels. The decrease was both volume related and due to continuing programs instituted by the Company to decrease the inventory investment in order to improve cash flow. The decrease in accounts payable from $100.7 million at March 31, 2001 to $68.1 million at the end of the current quarter is due to the reduction in purchases for inventory and the reduction in terms for some vendors. During the first quarter of 2002, the Company received a $4.7 million loss carry-back income tax refund which was reflected as income tax receivable on the December 31, 2001 Balance Sheet. The March 31, 2002 income tax receivable includes $2.0 million representing an additional loss carry-back from 2001 as a result of legislation signed on March 8, 2002 temporarily increasing the loss carry-back period from two years to five years. The majority of the remainder of the income tax receivable for the current quarter was generated as a result of the deductibility of the common stock pension contribution, which will be realized either as an offset against taxes that would otherwise be payable in 2002 due to earnings, or as additional loss carry-back.

The Company's primary source of short-term funds is the accounts receivable securitization facility of which $42.0 million was utilized at March 31, 2002. There remains $9.1 million of immediately available funds under this facility along with $2.3 million of other committed lines of credit. Management believes that funds generated from future operations and the existing $11.4 million of cash availability should provide adequate funding for current business operations.

The most restrictive provisions of the Company's financial agreements require it to maintain certain funded debt-to-total capital ratios, working capital-to-debt ratios, and minimum equity values. At March 31, 2002, the Company was in compliance with all restrictive covenants. The equity balance was $1.3 million in excess of the covenant requirement at December 31, 2001. The Company took action to increase this excess, which at March 31, 2002 was $6.2 million, through the contribution of Company common stock to the pension plans

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

A. M. Castle & Co (Registrant) By: / ss/J.A. Podojil
Date: April 22, 2002	J. A. Podojil - Treasurer/Controller (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)