Form 10-Q
period 2002-06-30
CASTLE A M & CO
filed 2002-08-14
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       June 30, 2002                    Commission File Number 1-5415

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

Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2002
Common Stock, $0.01 Par Value	14,861,734 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Page

Number

Part I. Financial Information

    Item 1.    Financial Statements:

Condensed Balance Sheets	3
Condensed Statements of Income	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	11-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Part II.	Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

__________________________________________________________________________________________

CONDENSED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)	June 30,	December 31,	June 30,
ASSETS	2002	2001	2001
Cash	$ 1,291	$ 1,801	$ 2,603
Accounts receivable, net	34,399	19,353	80,562
Inventories (principally on last-in, first-out basis)	140,241	129,521	153,683
Income tax receivable	3,711	5,120	2,889
Other current assets	9,767	6,121	2,870
Current assets - discontinued subsidiary	-	8,941	8,403
Total current assets	$ 189,409	$ 170,857	$ 251,010
Investment in joint ventures	6,598	9,206	9,591
Prepaid expenses and other assets	67,337	59,193	55,875
Fixed assets, net	87,238	85,529	89,156
Non-current assets - discontinued subsidiary	-	2,630	2,565
Total assets	$ 350,582	$ 327,415	$ 408,197
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 67,679	$ 47,824	$ 70,519
Accrued liabilities	15,947	15,397	15,926
Income taxes payable	3,276	703	2,339
Current portion of long-term debt	2,442	2,664	3,425
Current liabilities - discontinued subsidiary	-	4,118	2,576
Total current liabilities	$ 89,344	$ 70,706	$ 94,785
Long-term debt, less current portion	114,310	117,047	164,759
Long-term debt - discontinued subsidiary	-	141	1,040
Deferred income taxes	20,859	18,914	18,574
Minority interest	1,316	1,236	1,187
Post retirement benefit obligations	2,230	2,137	2,130
Stockholders' equity
Common stock	149	142	27,625
Additional paid in capital	30,184	27,483	0
Earnings reinvested in the business	93,452	95,644	104,172
Accumulated other comprehensive (loss) income	(663)	(1,475)	(1,363)
Other - deferred compensation	(369)	(401)	(553)
Treasury stock, at cost	(230)	(4,159)	(4,159)
Total stockholders' equity	122,523	117,234	125,722
Total liabilities and stockholders' equity	$ 350,582	$ 327,415	$ 408,197

The accompanying notes are an integral part of these statements.

__________________________________________________________________________________________

CONDENSED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

For the Three Months	For The Six Months
Ended June 30,	Ended June 30,
(Unaudited)	2002	2001	2002	2001
Net sales	$141,214	$154,398	$277,250	$333,095
Cost of material sold	99,134	107,709	193,878	232,292
Gross profit on sales	42,080	46,689	83,372	100,803

Operating expenses	39,888	41,706	77,328	89,684
Depreciation and amortization expense	2,155	2,243	4,189	4,526
Interest expense, net	1,750	2,467	3,517	5,003
Discount on sale of accounts receivable	281	-	579	-

(Loss) income from continuing operations before taxes	(1,994)	273	(2,241)	1,590

Income Taxes:
Federal	(600)	110	(675)	586
State	(111)	46	(125)	191
	(711)	156	(800)	777
Net (loss) income from continuing operations	(1,283)	117	(1,441)	813

Discontinued operations:
(Loss) income from discontinued operations,
net of income tax	(32)	10	(26)	117
Loss on disposal of subsidiary, net of income tax	(729)	-	(729)	-
Net (loss) income	$ (2,044)	$ 127	$(2,196)	$ 930
Basic and diluted (loss) income per share from
continuing operations	$ (0.09)	$ 0.01	$(0.10)	$ 0.06
Basic and diluted (loss) income per share from discontinued operations	$(0.05)	$ -	$(0.05)	$ 0.01
Basic and diluted (loss)income per share	$ (0.14)	$ 0.01	$ (0.15)	$ 0.07

Other Data:
Cash dividends paid	$ -	$1,700	$ -	$4,461
Dividends per share	$ -	$0.120	$ -	$0.315
Average number of shares outstanding	14,812	14,094	14,737	14,077

The accompanying notes are an integral part of these statements.

Prior year amounts have been reclassified to conform with current year presentation related primarily to discontinued operations.

_________________________________________________________________

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Six Months
Ended June 30,
(Unaudited)	2002 2001

Cash flows from operating activities:
Net (loss) income	$ (2,196)	$ 930
Net loss from discontinued operations	755	-
Depreciation and amortization	4,189	4,526
Other	(2,287)	111
Cash provided from operating activities before
working capital changes	461	5,567
Net change in accounts receivable sold	1,000	-
Decrease (increase) in working capital	1,659	(2,539)
Net cash provided from operating activities - continuing operations	3,120	3,028
Net cash (used by) provided from operating activities - discontinued operations	(1,194)	1,186
Net cash provided from operating activities	1,926	4,214
Cash flows from investing activities:
Investments and acquisitions	(842)	-
Proceeds from disposition of subsidiary	2,486	-
Advances to joint ventures	(1,789)	-
Capital expenditures, net of sales proceeds	(275)	(3,746)
Net cash (used by) investing activities - continuing operations	(420)	(3,746)
Net cash provided from (used by) investing activities - discontinued operations	98	(159)
Net cash (used by) investing activities	(322)	(3,905)

Cash flows from financing activities:
Long-term borrowings, net	(3,659)	7,999
Dividends paid	-	(4,461)
Other	608	200
Net cash (used by) provided from financing activities - continuing operations	(3,051)	3,738
Net cash provided from (used by) financing activities - discontinued operations	937	(3,203)
Net cash (used by) provided from financing activities	(2,114)	535
Net (decrease) increase in cash	(510)	844
Cash - beginning of year	$ 1,801	$ 1,759
Cash - end of period	$ 1,291	$ 2,603
Supplemental cash disclosure - cash paid during the period:
Interest and discount on sale of accounts receivable	$ 4,279	$ 5,303
Income taxes received	$ (6,663)	$ (2,127)

The accompanying notes are an integral part of these statements.

__________________________________________________________________________________________

A. M. CASTLE & CO.

Notes to Condensed Financial Statements
1.

Condensed Financial Statements

The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 2001, which is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 2002 interim results reported herein may not necessarily be indicative of the results of operations for the full year 2002.

2.

Earnings Per Share

In accordance with SFAS No. 128 "Earnings per Share," below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2002 2001		2002 2001
Net (loss) income from continuing operations	$(1,283)	$ 117	$(1,441)	$ 813
Net (loss) from discontinued operations	(761)	10	(755)	117
Net (loss) income	$(2,044)	$ 127	$(2,196)	$930

Weighted average common shares outstanding	14,812	14,094	14,737	14,077
Dilutive effect of outstanding employees and
directors' common stock option	-	38	-	10

Diluted common shares outstanding	14,812	14,132	14,737	14,087

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.09)	$ 0.01	$(0.10)	$0.06
Discontinued Operations	(.05)	-	(.05)	.01
Net income	$(0.14)	$0.01	$(0.15)	$0.07

Outstanding employee and directors'
common stock options having no
dilutive effect	1,390	939	1,390	939

__________________________________________________________________________
3.

Accounts Receivable Securitization

On September 27, 2001, the Company and certain of its subsidiaries completed arrangements for a $65 million 364-day trade receivables securitization facility with a financial institution. As of June 30, 2002 the Company sold $41 million ($40 million at December 31, 2001) under the agreement. This sale is reflected as a reduction in "Accounts receivable, net" in the Condensed Balance Sheets and the incremental amount of the increase in the sale is reflected as "Sale of accounts receivable" in the Condensed Statements of Cash Flows". Funding under the facility is limited to the lesser of a base amount comprised of eligible receivables or $65 million. The maximum which could be funded at June 30, 2002 was $48.2 million, leaving an additional $7.2 million available for future working capital needs. The discount expense on the sale of the receivables is reported as "Discount on sale of accounts receivable" in the Comparative Statements of Income.

4.

New Accounting Standards

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective January 1, 2002 and has determined that there is no impairment to the goodwill balance of $32.0 million at June 30, 2002. The following is a reconciliation of net income and earnings per share between the amounts reported in the second quarter and six months of 2001 and the adjusted amounts reflecting these new accounting rules:

	3 Mos Ended	6 Mos Ended
(Dollars in thousands, except per share data)	June 30, 2001	June 30, 2001
Continuing Operations:
Net income:
Reported net income	$ 117	$ 813
Goodwill amortization	176	350
Adjusted net income	$ 293	$ 1,163
Earnings per share (Basic and Diluted)
Reported	$ 0.01	$ 0.06
Goodwill	0.01	0.02
Adjusted earnings per share	$ 0.02	$ 0.08

____________________________________________________________________
	3 Mos Ended	6 Mos Ended
(Dollars in thousands, except per share data)	June 30, 2001	June 30, 2001
Net income including discontinued operations:
Reported net income	$ 127	$ 930
Goodwill amortization	187	372
Adjusted net income	$ 314	$ 1,302
Earnings per share (Basic and Diluted)
Reported	$ 0.01	$ 0.07
Goodwill	0.01	0.02
Adjusted earnings per share	$ 0.02	$ 0.09

In 2000 and 2001 the Emerging Issues Task Force (EITF) issued certain bulletins that were applicable to the Company for adoption in 2002. These bulletins included EITF 00-14 "Accounting for Sales Incentives", EITF 00-22 "Accounting for Points and Certain Other Time Based and Volume Based Sales Incentive Offers and Offers of Free Products or Services to be Delivered in the Future" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products". The Company has complied with these accounting standards in the first quarter of 2002 and has reclassified the prior periods. The effect on reporting for 2002 and 2001 are immaterial.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, the Company has adopted the provision of SFAS No. 144 effective January 1, 2002, the effect of which were immaterial.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement Amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. The Company is currently assessing the Statement and has not yet determined the impact of its adoption on its financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Costs Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the Statement and has not yet determined the impact of its adoption on its financial statements.
5.

Discontinued Operations

During the second quarter of 2002, the Company sold its United Kingdom subsidiary. The after-tax loss on the sale totaled $0.7 million and was based on $2.5 million received in cash and $0.9 million estimated to be received in the future (subject to a final accounting). The purchaser (as part of the agreement) also paid the Company $3.2 million to settle amounts owed by the United Kingdom subsidiary. The financial statements for all periods have been restated to present the subsidiary as a discontinued operation in accordance with generally accepted accounting principles.

Net (loss) gain on discontinued operations for 2002 and 2001, respectively, is as follows:
	For the 3 Months		For the 6 Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Net sales	$ 919	$4,171	$ 4,480	$ 9,120
Cost of material sold	685	2,984	3,380	6,507
Gross profit on sales	234	1,187	1,100	2,613

Operating expense	249	1,022	637	2,111
Depreciation and amortization	39	92	448	206
Interest expense, net	20	58	83	125
(Loss) income before taxes	(74)	15	(68)	171

Income tax	(42)	5	(42)	54

(Loss) income from discontinued operations	(32)	10	(26)	117

Loss on disposal of subsidiary, net
of tax of $174	(729)	-	(729)	-
(Loss) gain on discontinued operations	$(761)	$ 10	$ (755)	$ 117
6.	Joint Ventures

On May 1, 2002 the Company purchased its joint venture partner's 40 percent interest in Metal Express which serves the small order needs of tool and die shops, universities and other research facilities as well as the maintenance, engineering and non-manufacturing needs of its traditional customer base. The purchase price for this 40 percent remaining interest was $1.0 million.

The Company has a buy/sell provision with one of its other joint venture partners. This provision would allow either joint venture partner to effect the sale or purchase of the interests of the other partner by providing notice of their intention to buy or sell its interest. Once notice is given to the opposite joint venture partner, that partner has the option of accepting the original offer or to take the opposite position (buy/sell) for the purchase price specified in the original offer. This provision within the joint venture agreement effectively expires on April 30, 2003.

On either April 30, 2003 or 2004, the joint venture partner has an option to sell its interest to the Company for an amount determined as a multiple of the joint venture's average EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) for a two-year period less the debt outstanding at the end of the current fiscal period. On May 1, 2005, the Company must purchase its joint venture partner's interest at a price determined using the same formula as described above. Due to the uncertainty of the joint venture's future operating results, and the timing of the exercise of the option, the Company cannot determine the potential purchase price for the remaining ownership interest. Based upon current performance, if the option could have been exercised on April 2002, the purchase price to the Company would be approximately $8.0 million. However due to market conditions in the future, the purchase price could be higher or lower.

7.	LIFO

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2002 and June 30, 2001, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $39.5 million and $42.9 million at June 30, 2002 and June 30, 2001, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Second quarter demand from the producer durable equipment sector of the economy, which is the Company's primary market, did not sustain the slightly positive momentum which was evidenced earlier in the year. Whereas the daily sales rate had increased in each month of the first quarter, in April it fell back to January levels and stayed essentially flat for the balance of the quarter. It appears that the first quarter may have benefited from customers' restocking inventories following the strong liquidations that took place in November and December of 2001.

In this environment, the Company reports sales for the second quarter of 2002 of $141.2 million, down 8.5% from the $154.4 million for the same period a year ago. Gross margins fell from 30.2% to 29.8% and gross profit declined 9.9% to $42.1 million compared with $46.7 million in the second quarter of 2001. While sales declined 8.5%, physical activity as measured by tons sold and order count fell less than 2.0% due to changes in product mix, lower mill price levels and smaller order sizes. As a result of year-over-year improvements in productivity, current operating expenses decreased 4.4%, or $1.8 million, to $39.9 million on the decline in physical activity of approximately 2.0%. These factors combined to produce a loss from continuing operations of $1.3 million, or 9 cents per share, compared with virtually a breakeven result in the second quarter last year.

For the first half of 2002 sales totaled $277.3 million compared with $333.1 million in the same period last year, a decline of 16.8%. Continuing operations generated an after tax loss of $1.4 million, or $0.10 per share, compared with a profit of $0.8 million, or $.06 per share, in 2001.

The sale of the Company's United Kingdom subsidiary during the second quarter generated an after tax loss from discontinued operations of $0.8 million, or 5 cents per share, for both the current quarter and year-to-date periods.

The company acquired its joint venture partner's interest in Metal Express, which is now a wholly owned subsidiary, and has been consolidated into the Company's financial statements effective May 1, 2002, the date of acquisition.

Results of operations included non-cash income from pensions in accordance with FASB No. 87. For the second quarter of 2002, this income totaled $0.7 million as compared with $0.6 million for the same period last year. For the six months ended June 30, 2002, the income totaled $1.4 million as compared to $1.2 million in the prior year.

The reduction in sales volume reflects the continuing impact of the severe slowdown in activity in most of the industries the Company serves. In response to the prolonged slump in demand, the Company had substantially lowered its expense base during 2001. Additional steps have been initiated this year, which will further reduce these expenses.

The 2001 second quarter and six-month depreciation and amortization expense included $0.2 million and $0.4 million of amortization of goodwill, respectively. Due to changes in generally accepted accounting principles effective January 1, 2002, goodwill is no longer being amortized. Depreciation for both the quarter and six months are comparable year over year.

During the third quarter of 2001, the outstanding domestic revolving debt was fully paid down with funds generated from the accounts receivable securitization facility, which has become the Company's primary source for working capital funds. This is the main reason for the reduction in net interest expense from quarter to quarter. The discount amount on the securitization facility is recorded as "Discount on accounts receivable." The overall reduction of interest and discount of $0.4 million in the second quarter of 2002 and $0.9 million for the first half of 2002 is the result of both the reduction in general interest rates, more favorable rates for the securitization facility than the domestic revolving debt which was outstanding during the second quarter of last year and an overall reduction in average month-end borrowings (long-term debt plus the receivables sold) of $10.4 million and $5.1 million in the second quarter and first half of the year, respectively.

Liquidity and Capital Resources

In the third quarter of 2001, the Company entered into an Accounts Receivable Securitization Program ("Securitization Program") and paid down its domestic revolver credit debt. This program is currently the primary source of funds for working capital. Due primarily to the $41.0 million of cash generated from this program, total long-term debt was reduced to $116.8 million at June 30, 2002 from $169.2 million a year ago. Negotiations are currently underway for the extension of this facility which the Company believes will be successfully completed in advance of the September 26, 2002 expiration date of the current agreement. The reduction of accounts receivable (the proceeds of the Securitization Program are recorded as payment of accounts receivable and not as debt on the Balance Sheet), along with a $6.5 million contribution of Company stock to its Defined Benefit Pension Plans were the primary factors contributing to a reduction of the debt-to-capital ratio from 57.4% in June of 2001 to its current level of 48.9%.

The Company's cash commitments for the next five years have not changed significantly from December 31, 2001.

The Company is pursuing several courses of action to further strengthen its capital structure. Actions to improve operating efficiency and reduce structural expense levels continue in response to disappointing business activity levels. Inventory reduction programs are targeted to generate an additional $10.0 million of cash for debt reduction by year-end 2002. The Company continues to seek strategic purchasers for its non-synergistic or under-performing business units to generate cash for further debt reduction. (The United Kingdom facility was sold during the second quarter of 2002.).

In addition to those initiatives, the Company is evaluating other options for strengthening its capital base. These include the reconfiguration of some parts of its metal distribution network along the lines of the recently announced consolidation of operations between its Charlotte, North Carolina and Atlanta, Georgia distribution centers. Also, the Company is studying the possible restructuring or re-capitalization of one or more of its joint ventures and is initiating an assessment of its capital structure in light of current financial markets and industry conditions.

Working Capital totaled $100.1 million at June 30, 2002 as compared to $156.2 million at June 30,2001. The majority of the decrease was due to the $41.0 million sale of accounts receivables under the Securitization Program. Accounts receivable decreased an additional $5.2 million, mainly due to reduced sales activity. Inventories decreased by $13.4 million from the second quarter 2001 levels. The decrease was both volume related and due to continuing programs instituted by the Company to decrease the inventory investment in order to improve cash flow. During the first quarter of 2002, the Company received a $4.7 million loss carry-back income tax refund which was reflected as income tax receivable on the December 31, 2001 Balance Sheet. An additional $2.2 million was received in the second quarter representing an additional loss carry-back from 2001 as a result of legislation signed on March 8, 2002 temporarily increasing the loss carry-back period from two years to five years. The majority of the remainder of the income tax receivable for the current quarter was generated as a result of the deductibility of the common stock pension contribution, which will be realized either as an offset against taxes that would otherwise be payable in 2002 due to earnings or as additional loss carry-back during 2003.

During the second quarter of 2002 the Company received $2.5 million in cash from the sale of the United Kingdom subsidiary (an additional $0.9 million is anticipated to be received subject to a final accounting), along with $3.2 million to settle amounts owed by the subsidiary. Also during the period, $1.0 million was expended on the purchase of the remaining 40 percent joint venture interest in Metal Express.

The Company's financial agreements require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and minimum equity values. At June 30, 2002, the Company was in compliance with all restrictive covenants. The steps outlined previously to further strengthen the Company's capital structure are designed to expand capacity under each of these covenants.

The Company's primary source of short-term funds is the accounts receivable securitization facility of which $41.0 million was utilized at June 30, 2002. There remains $7.2 million of immediately available funds under this facility along with $0.4 million of other committed lines of credit. Management believes that funds generated from future operations and the existing $7.6 million of cash availability should provide adequate funding for current business operations.

Major Accounting Policies

There have been no changes in the Company's major accounting policies since December 31, 2001.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various interest rate and metal price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings and the Accounts Receivable Securitization agreement. Market risk arises from changes in variable interest rates. An increase of 1% in interest rates payable on the Company's variable rate indebtedness and Accounts Receivable Securitization agreement would increase the Company's annual interest expense by approximately $0.5 million. The Company's raw material costs are comprised primarily of engineered steels and highly specialized metals. Market risk arises from changes in the price of steel and other metals. Although average selling prices generally increase or decrease as the price of steel and other metals increases or decreases, the impact of a change in the price of steel and other metals is more immediately reflected in the Company's raw material cost than in the Company's selling prices.

____________________________________________________________________

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on April 25, 2002.

(b) At the Annual Meeting the full Board of Directors were elected. The following are the individual members and the voting results:

Director	For	Withheld	Abstaining
Ed Culliton	13,035,293	57,634	0
Robert W. Grubbs	13,051,709	41,218	0
William K. Hall	12,724,890	368,037	0
Robert S. Hamada	13,042,141	50,785	0
Patrick J. Herbert III	13,051,432	41,495	0
John P. Keller	13,051,771	41,217	0
John W. McCarter, Jr.	13,051,210	41,717	0
John McCartney	12,694,162	398,765	0
G. Thomas McKane	13,046,107	46,820	0
John W. Puth	12,981,021	111,905	0
Michael Simpson	13,043,467	49,460	0

(c)

At the Annual Meeting the Stockholders ratified and adopted Arthur Andersen, LLP as A. M. Castle's independent auditor for 2002. The results of the voting were - 11,190,299 shares for the motion; 600,551 shares against the motion; and 502,073 shares abstained.

Castle incorporates by reference its proxy statement filed in connection with the Annual Meeting of Stockholders with the SEC pursuant to Rule 14A.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	None

	(b)	The Company filed a Form 8-K dated June 7, 2002 on June 7, 2002 in connection with the Company changing its certifying accountant from Arthur Andersen LLP to Deloitte & Touche LLP.

_______________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
A. M. Castle & Co.
(Registrant)

Date: August 14, 2002	By: / ss/J.A. Podojil
J. A. Podojil - Treasurer/Controller

(Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Thomas McKane, President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ G. Thomas McKane
G. Thomas McKane President and Chief Executive Officer August 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward F. Culliton, Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Edward F. Culliton Edward F. Culliton Vice President and Chief Financial Officer August 14, 2002