Form 10-Q
period 2002-09-30
CASTLE A M & CO
filed 2002-11-13
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002 Commission File Number 1-5415

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

Class Outstanding at September 30, 2002

Common Stock, $0.01 Par Value 15,098,770 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Page

Number

Part I. Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets	3

	Condensed Statements of Operations	4

	Condensed Statements of Cash Flows	5

	Notes to Condensed Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	12-15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Control and Procedures	15-16

Part II. Other Information

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

CONDENSED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)
	September 30,	December 31,	September 30
	2002	2001	2001
ASSETS
Cash	$ 2,621	$ 1,801	$ 3,404
Accounts receivable, less allowances of $0.6 million in each
period respectively	29,229	19,353	24,792
Inventories (principally on last-in, first-out basis)	130,525	129,521	140,149
Income tax receivable	7,109	5,120	6,435
Other current assets	7,352	6,121	3,847
Current assets - discontinued subsidiary	-	8,941	10,107
Total current assets	$176,836	$170,857	$188,734

Investment in joint ventures	6,909	9,206	9,764
Goodwill	31,942	31,212	31,396
Prepaid expenses and other assets	40,185	27,981	26,874
Fixed assets, net	85,486	85,529	86,423
Non-current assets - discontinued subsidiary	-	2,630	2,600
Total assets	$341,358	$327,415	$345,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$ 58,113	$ 47,824	$ 52,351
Accrued liabilities	16,136	15,397	15,692
Deferred and current taxes	4,598	703	3,941
Current portion of long-term debt	2,442	2,664	2,697
Current liabilities - discontinued subsidiary	-	4,118	7,623
Total current liabilities	$ 81,289	$ 70,706	$ 82,304

Long-term debt, less current portion	$ 113,785	$ 117,047	$ 117,767
Long-term debt - discontinued subsidiary	-	141	1,173
Deferred and current taxes	21,367	18,914	19,275
Minority interest	1,345	1,236	1,225
Post retirement benefit obligations	2,283	2,137	2,178
Total long term liabilities	$ 138,780	$ 139,475	$ 141,618

Stockholders' equity	$ 151	$ 142	$ 27,625
Common stock
Additional paid in capital	31,782	27,483	-
Earnings reinvested in the business	90,763	95,644	100,321
Accumulated other comprehensive loss	(895)	(1,475)	(1,440)
Other-deferred compensation	(282)	(401)	(478)
Treasury stock, at cost	(230)	(4,159)	(4,159)
Total stockholders' equity	$ 121,289	$ 117,234	$ 121,869

Total liabilities and stockholders' equity	$ 341,358	$ 327,415	$ 345,791

The accompanying notes are an integral part of these statements.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)
(Unaudited)	For the Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
Net sales	$136,604	$138,690	$413,854	$471,785
Cost of material sold	(96,592)	(98,007)	(290,470)	(330,299)
Gross profit on sales	40,012	40,683	123,384	141,486

Operating expenses	(40,152)	(38,754)	(117,574)	(128,196)
Depreciation and amortization expense	(2,249)	(2,216)	(6,438)	(6,742)
Equity earnings (loss) of joint ventures	326	35	420	(207)
Interest expense, net	(1,820)	(2,377)	(5,337)	(7,381)
Discount on sale of accounts receivable	(360)	(910)	(939)	(910)

Loss from continuing operations before taxes	(4,243)	(3,539)	(6,484)	(1,950)

Income Taxes
Federal	1,372	1,069	2,047	483
State	181	221	306	30
	1,553	1,290	2,353	513

Net loss from continuing operations	(2,690)	(2,249)	(4,131)	(1,437)

Discontinued operations:
Income (loss) from discontinued operations,
net of income tax	-	96	(26)	214
Loss on disposal of subsidiary, net of income tax	-	-	(729)	-

Net loss	$ (2,690)	$ (2,153)	$ (4,886)	$ (1,223)

Basic and diluted loss per share from
continuing operations	$ (0.18)	$ (0.16)	$ (0.28)	$ (0.10)
Basic and diluted loss per share	$ (0.18)	$ (0.15)	$ (0.33)	$ (0.09)

Other Data:
Cash dividends paid	$ -	$ 1,699	$ -	$ 6,160
Dividends per share	$ -	$ 0.120	$ -	$ 0.435
Average number of shares outstanding	14,900	14,111	14,791	14,088

The accompanying notes are an integral part of these statements.

Prior year amounts have been reclassified to conform with current year presentation related primarily to discontinued operations.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Nine Months
(Unaudited)	Ended September 30,
	2002	2001
Cash flows from operating activities:

Net loss	$ (4,886)	$ (1,223)
Net loss (income) from discontinued operations	755	(214)
Depreciation and amortization	6,438	6,742
Equity in (earnings) loss of joint ventures	(420)	207
Other	(5,127)	(2,481)
Cash from operating activities before working capital changes	(3,240)	3,031
Sale of accounts receivable	1,000	53,700
Decrease in working capital	8,112	2,245
Net cash from operating activities - continuing operations	5,872	58,976
Net cash from operating activities - discontinued operations	(1,194)	(2,869)
Net cash from operating activities	4,678	56,107
Cash flows from investing activities:
Investments and acquisitions	(842)	-
Proceeds from disposition of subsidiary	2,486	-
Advances to joint ventures	(2,044)	(2,220)

Capital expenditures, net of sales proceeds	(772)	(3,171)
Net cash from investing activities - continuing operations	(1,172)	(5,391)
Net cash from investing activities - discontinued operations	98	(319)
Net cash from investing activities	(1,074)	(5,710)

Cash flows from financing activities:
Long-term borrowings, net	(4,185)	(39,721)
Dividends paid	-	(6,160)
Other	464	48
Net cash from financing activities - continuing operations	(3,721)	(45,833)
Net cash from financing activities - discontinued operations	937	(2,919)
Net cash from financing activities	(2,784)	(48,752)
Net increase in cash	820	1,645
Cash - beginning of year	$ 1,801	$ 1,759
Cash - end of period	$ 2,621	$ 3,404
Supplemental cash disclosure - cash (paid) received during the period:
Interest and discount on sale of accounts receivable	$ (5,639)	$ (7,575)
Income taxes refund	$ 6,648	$ 2,169
Supplemental schedule of non-cash investing and financing activity
Common stock issued for employee pension plans	$ 8,100	$ -

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Condensed Financial Statements

1.  Condensed Financial Statements

The condensed financial statements included herein are unaudited, except for the balance sheet at December 31, 2001, which is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 2002 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2.  Earnings Per Share
In accordance with SFAS No. 128 "Earnings per Share" below is a reconciliation of the basic and diluted earnings per share calculations for the periods reported (dollars and shares in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net loss from continuing operations	$ (2,690)	$ (2,249)	$ (4,131)	$ (1,437)

Net (loss) income from
.....discontinued operations	-	96	(755)	214

Net loss	$ (2,690)	$ (2,153)	$ (4,866)	$(1,223)

Weighted average common shares
outstanding	14,900	14,111	14,791	14,088
Dilutive effect of outstanding employees and
directors' common stock option	-	-	-	-

Diluted common shares outstanding	14,900	14,111	14,791	14,088

Basic and diluted (loss) earnings per share:
Continuing operations	$ (0.18)	$ (0.16)	$ (0.28)	$ (0.10)
Discontinued operations	-	0.01	(0.05)	0.01
Net loss	$ (0.18)	$ (0.15)	$ (0.33)	$ (0.09)

Outstanding employee and directors'
common stock options having no
dilutive effect	1,423	1,668	1,423	1,668

3.  Accounts Receivable Securitization

On September 26, 2002, the Company and certain of its subsidiaries extended their trade receivables securitization facility with a financial institution for 182 days (until March 25, 2003) with a commitment of $50.0 million (the previous commitment, which expired on September 27, 2002, was for a $65.0 million 364 day facility). The new facility lowered the base amount of accounts receivables which can be sold and increased the discount rate by 65 basis points. As of September 30, 2002 the Company sold $41.0 million (had sold $41.0 million at December 31, 2001 and $53.7 million at September 30, 2001 under its then existing facility) under the facility. This sale is reflected as a reduction in "Accounts receivable, net" in the Condensed Balance Sheets and the incremental amount of the increase in the sale is reflected as "Sale of accounts receivable" in the Condensed Statements of Cash Flows. Funding under the facility is limited to the lesser of a base amount comprised of eligible receivables or $50.0 million. The maximum which could be funded at September 30, 2002 was $46.9 million, leaving an additional $5.9 million available for future working capital needs. The discount expense on the sale of the receivables is reported as "Discount on sale of accounts receivable" in the Comparative Condensed Statements of Operations.

The current provider of this facility has informed the Company that they will not offer a renewal upon its expiration on March 25, 2003. The Company is currently negotiating for a replacement facility and has received bids and term sheets from three financial institutions. The Company currently expects to have a new multi-year program in place before the expiration of the current facility. (See Liquidity and Capital Resources.)

4.  New Accounting Standards

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. The Company has adopted these accounting standards effective January 1, 2002 and has determined that there is no impairment to the goodwill balance of $32.0 million at September 30, 2002. Annual impairment tests are performed during the first quarter of each calendar year. The following is a reconciliation of net income and earnings per share between the amounts reported in the third quarter and nine months of 2001, and the adjusted amounts reflecting these new accounting rules:

	3 Months Ended	9 Months Ended
(Dollars in thousands, except per share data)	Sept 30, 2001	Sept 30, 2001
Continuing Operations:
Net (loss) income:
Reported net (loss)	$ (2,249)	$ (1,437)
Goodwill amortization	176	526
Adjusted net (loss)	$ (2,073)	$ (911)
(Loss) earnings per share (Basic and Diluted)
Reported	$ (0.16)	$ (0.10)
Goodwill	0.01	0.04
Adjusted (loss) per share	$ (0.15)	$ (0.06)
Net (loss)income including discontinued operations:
Reported net (loss)	$ (2,153)	$ (1,223)
Goodwill amortization	187	559
Adjusted net (loss)	$ (1,966)	$ (664)
(Loss) earnings per share (Basic and Diluted)
Reported	$ (0.15)	$ (0.09)
Goodwill	0.01	0.04
Adjusted (loss) per share	$ (0.14)	$ (0.05)

In 2000 and 2001 the Emerging Issues Task Force (EITF) issued certain bulletins that were applicable to the Company for adoption in 2002. These bulletins included EITF 00-14 "Accounting for Sales Incentives", EITF 00-22 "Accounting for Points and Certain Other Time Based and Volume Based Sales Incentive Offers and Offers of Free Products or Services to be Delivered in the Future" and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products". The Company has complied with these accounting standards effective January 1, 2002 and has reclassified the prior periods. The effect on reporting for 2002 and 2001 is immaterial.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and also supersedes the provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, the Company has adopted the provision of SFAS No. 144 effective January 1, 2002, the effect of which was immaterial.

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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the Statement and has not yet determined the impact of its adoption on its financial statements.

5.  Discontinued Operations

During the second quarter of 2002, the Company sold its United Kingdom subsidiary. The after-tax loss on the sale totalled $0.7 million and was based on $2.5 million received in cash and $0.9 million estimated to be received in the future (subject to a final accounting). The purchaser (as part of the agreement) also paid the Company $3.2 million to settle amounts owed by the United Kingdom subsidiary. The financial statements for all periods have been restated to present the subsidiary as a discontinued operation in accordance with generally accepted accounting principles.

Net (loss) gain on discontinued operations for 2002 and 2001, respectively, is as follows:

	For the 3 Months	For the 9 Months
	Ended Sept 30,	Ended Sept 30,
	2001	2002	2001
Net sales	$ 4,611	$ 4,480	$13,065
Cost of material sold	3,567	3,380	10,074
Gross profit on sales	1,044	1,100	2,991
Operating expense	715	637	2,160
Depreciation and amortization	131	448	337
Interest expense, net	58	83	182
(Loss) income before taxes	140	(68)	312
Income tax	44	(42)	98
(Loss) income from discontinued operations	96	(26)	214
Loss on disposal of subsidiary, net
of tax of $174	-	(729)	-
Gain (loss) on discontinued operations	$ 96	$ (755)	$ 214

6.  Joint Ventures

On May 1, 2002 the Company purchased its joint venture partner's 40 percent interest in Metal Express which serves the small order needs of tool and die shops, universities and other research facilities as well as the maintenance, engineering and non-manufacturing needs of its traditional customer base. Prior to May 1, 2002 the Company did not have a controlling voting interest in Metal Express and recorded it as a joint venture. As of the date of purchase, Metal Express became a wholly owned subsidiary at which time it was consolidated into Castle's financial statements. The purchase price for this 40 percent remaining interest was $1.0 million.

The Company has a buy/sell provision with one of its joint venture partners. This provision would allow either joint venture partner to effect the sale or purchase of the interests of the other partner by providing notice of their intention to buy or sell its interest. Once notice is given to the opposite joint venture partner, that partner has the option of accepting the original offer or to take the opposite position (buy/sell) for the purchase price specified in the original offer. This provision within the joint venture agreement effectively expires on April 30, 2003.

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

7.  LIFO

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 2002 and September 30, 2001, must necessarily be based on management's estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $39.5 million and $42.9 million at September 30,2002 and September 30, 2001, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

8.  Subsequent Events

On October 25, 2002 the Company signed a term sheet agreement (subject to execution of definitive agreements) with its largest shareholder for a $12.0 million equity investment. The shareholder agreed to purchase a private placement of eight percent cumulative convertible preferred stock. The preferred stock will have an initial conversion price of $6.69 per share which is 102% of the average closing price of the Company's common stock during the ten trading days prior to the signing of the term sheet. The shareholder, on an as-converted basis, would increase its holdings and voting power in the Company by approximately 5%. The terms of the preferred stock will include: the participation in dividends on the common stock, subject to a minimum eight percent dividend; voting rights on an as-converted basis; and customary anti-dilution and preemptive rights.

In conjunction with the above, the Company has renegotiated its loan covenants with its major long-term lenders. Signed term sheets (subject to execution of definitive agreements) have been obtained from these lenders. The debt amendments expand certain financial covenants in order to provide greater financial and operating flexibility in exchange for a 200 basis point increase in rates. As part of the debt amendments, the Company will grant to all of its lenders secured interests in the Company's and its subsidiaries' assets and provide subsidiary guarantees. The interest rate increase can be reduced by 150 basis points and the collateral positions released when the Company's balance sheet reaches an investment grade credit rating.

The Company has also entered into negotiations with its three lender banks to amend their financial covenants to be consistent with those of its long-term lenders. The Company believes these negotiations will be completed successfully.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of
          Operations.

Results of Operations

On May 1, 2002 Castle acquired its joint venture partner's remaining interest in Metal Express. The results of this entity, now a wholly owed subsidiary, have been consolidated into Castle's financial statements as of the date of acquisition.

For the quarter ended September 30, 2002 Castle reported total sales of $136.6 million, down 1.5 percent from $138.7 million a year ago. Gross profit declined 1.6 percent to $40.0 million compared with $40.7 million in the third quarter of 2001. Gross margin was 29.3 percent of sales, equal to the prior year's rate. Excluding the effects of Metal Express, the decrease in sales and gross profit were 3.8 percent and 5.3 percent respectively, and gross margin was 28.9 percent of sales for the third quarter of 2002. While sales declined 3.8 percent, physical activity as measured by both tons sold and line count rose 6.4 percent and 3.6 percent, respectively. Real productivity increases were substantially better than what the reported results would indicate. Third quarter operating expenses, as compared to the prior year, included a $1.5 million increase due to the consolidation of Metal Express and $0.8 million of expenses associated with severance, bad debts, and write-offs of non-performing software. Adjusting for these items comparable operating expenses were 2.4 percent below prior year's levels in spite of the 3.6% increase in activity levels. For the current quarter, on an after-tax basis, losses increased to $2.7 million, or 18 cents per share, compared to $2.2 million, or 16 cents per share in the prior year.

For the nine months ended September 30, 2002, sales volume totalled $413.9 million, down 12.3 percent from $471.8 million a year ago. Gross profit for the nine months fell 12.8 percent to $123.4 million from $141.5 million. On a year-to-date basis, physical activity as measured by tons and line count fell by 6.8 and 4.0 percent, respectively. Sales and gross profit declined faster than physical activity due to lower material cost levels and a shift away from the Company's higher priced aerospace materials paralleling the decline in aviation markets. Operating expenses declined 8.3 percent to $117.6 million compared with $128.2 million in 2001. Adjusting for the same items that impacted third quarter operating results, expenses dropped 10.5 percent as improvements in productivity and reductions in costs outpaced the decline in physical activity levels. Pre-taxes losses increased to $6.5 million from $2.0 million a year ago while after tax losses from continuing operations rose to $4.1 million from $1.4 million in 2001. After tax losses including losses from the sale of the Company's United Kingdom operation totalled $4.9 million, or 33 cents per share compared to $1.2 million, or 9 cents per share, in 2001.

Declining mill price levels, product mix changes and material margin compression reduced gross profit by $5.1 million for the third quarter and $12.5 million for the nine months period compared with prior year results. During the last two years the Company has reduced total employment in its metals business by over 27 percent, substantially outpacing the decline in both sales revenues and physical activity. As a result, the Company has improved its sales per employee and tons sold per employee by over 5 percent and its lines shipped per employee by over 14 percent.

Results of operations included non-cash income from pension investments in accordance with FASB No. 87. For the third quarter of 2002, this income totalled $0.7 million as compared with $0.6 million for the same period last year. For the nine months ended September 30, 2002, the income totalled $2.0 million as compared to $1.8 million in the prior year.

The 2001 third quarter and nine-month depreciation and amortization expense included $0.2 million and $0.7 million of amortization of goodwill, respectively. Due to changes in generally accepted accounting principles effective January 1, 2002, goodwill is no longer being amortized. Depreciation for both the quarter and nine- months are up slightly mainly due to Metal Express depreciation.

During the third quarter of 2001, the outstanding domestic revolving debt was fully paid down with funds generated from the accounts receivable securitization facility, which has become the Company's primary source for working capital funds. This is the main reason for the reduction in net interest expense from quarter to quarter. The discount amount on the securitization facility is recorded as "Discount on accounts receivable". The overall reduction of interest and discount expense of $1.1 million in the third quarter of 2002 and $2.0 million for the first nine-months of 2002 is the result of the reduction in general interest rates, more favorable rates for the securitization facility than the domestic revolving debt which was outstanding during most of the third quarter of last year, a one-time $0.9 million charge in September of 2001 when the initial securitization was put in place, and an overall reduction in average month-end borrowings (long-term debt plus the receivables sold) of $7.8 million and $13.1 million in the third quarter and first nine-months of the year, respectively.

Liquidity and Capital Resources

In the third quarter of 2001, the Company entered into an Accounts Receivable Securitization Program ("Securitization Program") and paid down its domestic revolver credit debt. This program is currently the primary source of funds for working capital. The previous facility which expired on September 26, 2002, has been extended for 182 days at a reduced commitment of $50.0 million (see Note 3). The Company is currently negotiating a replacement facility and has received bids and term sheets from three financial institutions. The Company currently expects to have a new multi-year program in place before the March 25, 2003 expiration date of the current facility.

The Company is pursuing several courses of action to further strengthen its capital structure. Actions to improve operating efficiency and reduce structural expense levels continue in response to the weak demand in the market place. Inventory reduction programs have successfully been instituted which are reflected in the reduction of inventory by $9.7 million in the third quarter. No further major reductions are anticipated during the balance of the year. The Company continues to seek strategic purchasers for its non-synergistic or under-performing business units to generate cash for further debt reduction. (The United Kingdom facility was sold during the second quarter of 2002).

In addition to those initiatives, the Company is evaluating other options for strengthening its capital base through the reconfiguration of some parts of its metal distribution network and the sale of non-strategic business units. The Company is also studying the possible restructuring or re-capitalization of one or more of its joint ventures.

On October 25, 2002 the Company signed a term sheet agreement (subject to execution of definitive agreements) with its largest shareholder for a $12.0 million equity investment (see Note 8). Management believes that this investment reaffirms the shareholder's confidence that the steps outlined above will position the Company to realize significant earnings leverage when demand in its markets return to pre-recession levels.

Working capital totalled $95.5 million at September 30, 2002 as compared to $106.4 million at September 30, 2001. Accounts receivable increased $4.4 million primarily due to lower sales of accounts receivables under the securitization agreement of $12.7 million (from $53.7 million at September 30, 2001 to $41.0 million at September 30, 2002), offset by lower sales volume and more aggressive collections (DSO decreased to 46.1 days in 2002 from 49.9 days in 2001). Inventories decreased by $9.6 million as a result of continuing programs instituted by the Company to reduce inventory investment in order to improve cash flow. During the first quarter of 2002, the Company received a $4.7 million loss carry-back income tax refund which was reflected as income tax receivable on the December 31, 2001 Balance Sheet. An additional $2.2 million was received in the second quarter representing an additional loss carry-back from 2001 as a result of legislation signed on March 8, 2002 temporarily increasing the loss carry-back period from two years to five years. The $7.1 million income tax receivable at the end of the current quarter was mainly generated from operating losses and the tax deductibility of the common stock pension contribution. This receivable will be realized either as an offset against taxes that would otherwise be payable in 2002 due to earnings or as additional loss carry-back during 2003.

During the second quarter of 2002 the Company received $2.5 million in cash from the sale of the United Kingdom subsidiary (an additional $0.9 million is anticipated to be received subject to a final accounting), along with $3.2 million to settle amounts owed by the subsidiary. Also during the second quarter, $1.0 million was expended on the purchase of the remaining 40 percent joint venture interest in Metal Express.

The Company's financial agreements require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and minimum equity values. At September 30, 2002, the Company was in compliance with all restrictive covenants. In order to provide additional flexibility in the management of the business during the current economic downturn, the Company has renegotiated its loan covenants with its long-term lenders. Signed term sheets (subject to execution of definitive agreements) have been obtained from these lenders. The debt amendments expand certain financial covenants in order to provide greater financial and operating flexibility in exchange for a 200 basis point increase in rates. As part of the debt amendments, the Company will grant its lenders security interests in the Company's and its subsidiaries' assets and will provide for subsidiary guarantees. The interest rate increase can be reduced by 150 basis points and the collateral positions released when the Company's balance sheet reaches an investment grade credit rating. The Company is also negotiating with its three lender banks to amend their financial covenants to be consistent with those of its long-term lenders.

The initial increases in interest rates provided for by these amendments will raise the Company's annual interest expense by approximately $2.1 million. As discussed previously, the Company is taking action on several fronts to reduce its total debt which, if successful, will mitigate a portion of this increased expense.

The Company's primary source of short-term funds is the accounts receivable securitization facility of which $41.0 million was utilized at September 30, 2002. There remains $5.9 million of immediately available funds under this facility along with $0.4 million of other committed lines of credit. Management believes that funds generated from future operations, the existing $6.3 million of cash availability, and proceeds from the issuance of preferred stock should provide adequate funding for current business operations.

Major Accounting Policies

There have been no changes in the Company's major accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various interest rate and metal price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings and the Accounts Receivable Securitization facility. Market risk arises from changes in variable interest rates. An increase of 1% in interest rates payable on the Company's variable rate indebtedness and Accounts Receivable Securitization facility would increase the Company's annual interest expense and discount on sale of accounts receivable by approximately $0.5 million. The Company's raw material costs are comprised primarily of engineered steels and highly specialized metals. Market risk arises from changes in the price of steel and other metals. Although average selling prices generally increase or decrease as the price of steel and other metals increases or decreases, the impact of a change in the price of steel and other metals is more immediately reflected in the Company's raw material cost than in the Company's selling prices.

Item 4.   Controls and Procedures

   (a)  Evaluation of Disclosure Controls and Procedures

Castle maintains a system of internal controls designed to provide reasonable assurance that its assets and transactions are properly recorded for the preparation of financial information. Recognizing that there are limits in all internal control systems which are based on the principle that the costs of an internal control system should not exceed the benefits that the system provides, the Company believes its system of internal controls represents an appropriate balance of costs and benefits. Castle's systems of internal controls are monitored and tested by Castle's internal auditor. On a quarterly basis a formal senior management review of internal audit results; systems and procedures; variance reports; safety; physical security; legal and human resource issues is conducted. The Company's principal executive and financial officers after having evaluated its internal controls and procedures within 90 days prior to the filing of this report, determined that there were no deficiencies found in Castle's internal controls and that these controls are effective.

(b) Changes in Internal Controls
There have been no changes in the internal controls at Castle nor were there any changes in any other factor which can significantly affect Castle's internal controls since the dates of the evaluation of such controls.

Part II. OTHER INFORMATION

Item 1  Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co
(Registrant)

Date: November 14, 2002	By: /ss/ J.A. Podojil
J. A. Podojil - Treasurer/Controller (Mr. Podojil is the Chief AccountingOfficer and has been authorized to sign on behalf of the Registrant.)

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, G. Thomas McKane, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

(b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ G. Thomas McKane
G. Thomas McKane
President and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward F. Culliton, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

(b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ Edward F. Culliton
Edward F. Culliton
Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Thomas McKane, President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
/s/ G. Thomas McKane
G. Thomas McKane
President and Chief Executive Officer
November 14, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward F. Culliton, Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Edward F. Culliton
Edward F. Culliton
Vice President and Chief Financial Officer
November 14, 2002