Form 10-K
period 2002-12-31
CASTLE A M & CO
filed 2003-03-03
CIK 18172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2002	Commission File Number:	1-5415

A. M. CASTLE & CO.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(847) 455-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $0.01 par value	American and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on February 24, 2003 was $64,776,335.

The number of shares outstanding of the registrant’s common stock on February 24, 2003 was 15,799,106 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K

Proxy Statement dated March 18, 2003 furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders	Part III

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flow
Supplemental Disclosure of Consolidated Cash Flow Statements
Notes to Consolidated Financial Statements
Index To Financial Statements and Schedules
Accounts Receivable — Allowance For Doubtful Accounts Valuation And Qualifying Accounts For The Years Ended December 31, 2002, 2001 and 2000
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-99.2 Consent of Independent Auditors
EX-99.3 Certifications Pursuant to Section 906

ITEM 1 — Business

A. M. Castle & Co. is a specialty metals and plastics distribution company serving the North American market. The registrant (Company or Castle) provides a broad range of inventories as well as preprocessing services to a wide variety of customers.

     The Company distributes and performs first stage processing on both metals and plastics. Although the distribution processes are similar, different markets are served with different products and, therefore these businesses are considered segments according to Statement on Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information”. In 2002 the plastics segment accounted for over 10 percent of the Company’s revenue and therefore is disclosed as a separate segment. Prior to 2002 the Company concluded that its business activities fell into one identifiable business segment since over 90 percent of all revenues were derived from the distribution of its specialty metal products. In the last three years, the percentages of total sales of the two segments were approximately as follows:

	2002	2001	2000

Metals	89%	91%	91%
Plastics	11%	9%	9%

	100%	100%	100%

     Within the Metals segment, inventory takes many forms including round, hexagon, square and flat bars; plates; tubing; and sheet and coil.

     Depending on the size of the facility and the nature of the markets it serves, the Metals segment service centers are equipped as needed with Bar Saws, Plate Saws, Oxygen and Plasma Arc Flame Cutting Machinery, Water-Jet Cutting, Stress Relieving and Annealing Furnaces, Surface Grinding Equipment, Edge Conditioning Equipment, Sheet Shears and Coil Processing Equipment. This segment also performs specialized fabrications for customers through pre-qualified subcontractors.

     The Company’s market strategies focus on the more highly engineered grades and alloys of metals, supported by a strong service commitment to meeting the needs of users of those metals.

     The Company has its main office, and largest metals distribution center, in Franklin Park, Illinois. This center serves metropolitan Chicago and, approximately, a nine-state area. In addition, there are distribution centers in various other cities (see Item 2). The Chicago, Los Angeles and Cleveland distribution centers together account for approximately 40% of all core metal sales.

     In North America, the Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States and Canada. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals using industries. The Company’s customer base is well diversified with no single industry accounting for more than 5% of the Company’s total business and no one customer more than 4%. The Company’s coast-to-coast network of metals service centers provides next day delivery to most of the markets it serves, and two-day delivery to virtually all of the rest. Listed below are the operating subsidiaries, divisions and joint ventures included in the Company’s Metal’s segment, along with a brief summary of their business activities.

     Keystone Tube Company, LLC is a distributor of tubular products serving Midwest customers directly from its Chicago area facility. Keystone Honing Company, LLC is a Titusville, Pennsylvania based distributor and processor of honed tubular products. Oliver Steel Plate Company processes and distributes heavy steel plate from its Cleveland area plant. The Company’s value-added bar processing center, H-A Industries, thermally processes, turns and straightens alloy and carbon bar and its KSI, LLC processing center in LaPorte, Indiana chromes and processes industrial bar and tubing.

     The Company has a 50% interest in Castle dé Mexico, S.A. de C.V., a joint venture which targets a wide range of businesses within the producer durable goods sector. The Company also holds a one-half joint venture interest in Kreher Steel Co., a Midwest distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars. In 1998, Castle formed Metal Express, a small order distribution joint venture. On May 1, 2002 the Company purchased the remaining interest in Metal Express from its joint venture partner. In 1998 the Company acquired a 50% joint venture interest in Energy Alloys LP, a Houston based metals distributor. In 1999 the

Company purchased a 50% interest in Laser Precision, located in Libertyville, Illinois in order to enhance its processing capabilities.

     The Plastics segment includes Total Plastics, Inc. (TPI) headquartered in Michigan and two majority owned joint ventures, Advanced Fabricating Technology and Paramont Machine Company. TPI has locations throughout the Midwest and East (see Item 2) where it services a wide variety of users of industrial plastics.

     In general, the Company purchases metals and plastics from many producers. Satisfactory alternative sources are available for all metals and plastics that the Company buys and its business would not be materially adversely affected by the loss of any one supplier. Purchases are made in large lots and held in the distribution centers until sold, usually in smaller quantities. The Company’s ability to provide quick delivery, frequently overnight, of a wide variety of metal and plastic products allows customers to reduce their inventory investment because they do not need to order the large quantities required by producing mills.

     Approximately 81% of 2002 net sales were from materials regularly held in stock by the Company. The materials required to fill the balance of net sales were obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Sales are primarily through the Company’s own sales organization and are made to many thousands of customers in a wide variety of industries. No single customer is significant to the Company’s sales volume. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.

     The Company encounters strong competition both from other metals and plastics distributors and from large distribution organizations, some of which have substantially greater resources.

     The Company has approximately 1,500 full-time employees in its operations throughout the United States and Canada. Approximately 300 of these are represented by collective bargaining units, principally the United Steelworkers of America.

ITEM 2 — Properties

The Company’s principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Distribution centers and sales offices are maintained at each of the following locations, all of which are owned, except as indicated:

	Approximate Floor Area
Locations	in Square Feet

Castle Metals
Charlotte, North Carolina	116,500
Chicago area -
Franklin Park, Illinois	522,600
Cleveland area -
Bedford Heights, Ohio	374,400
Dallas, Texas	78,000
Edmonton, Alberta	38,300	(1)
Fairfield, Ohio	226,000	(1)
Houston, Texas	109,100
Kansas City, Missouri	170,000
Kent, Washington	37,700	(1)
Los Angeles area -
Paramount, California	264,900
Montreal, Quebec	26,100	(1)
Minneapolis, Minnesota	65,000
Philadelphia, Pennsylvania	71,600
Stockton, California	60,000	(1)
Toronto area -
Mississauga, Ontario	60,000	(1)

	Approximate
	Floor Area in
Locations	Square Feet

Wichita, Kansas	58,800	(1)
Winnipeg, Manitoba	50,000
Worcester, Massachusetts	56,000
Sales Offices (Leased)
Atlanta, Georgia
Cincinnati, Ohio
Detroit, Michigan
Milwaukee, Wisconsin
Pittsburgh, Pennsylvania
Phoenix, Arizona
Tulsa, Oklahoma
H-A Industries
Hammond, Indiana	243,000	(1)
Keystone Tube Company LLC
Riverdale, Illinois	115,000	(1)
KSI, LLC
La Porte, Indiana	90,000
Keystone Honing Company
Titusville, Pennsylvania	92,000
Oliver Steel Plate Company
Twinsburg, Ohio	120,000	(1)
Metal Express, LLC
Waukesha, Wisconsin	14,000	(1)
Other Locations (19)	100,400	(1)

Total Metals Segment	3,159,400

Total Plastics, Inc.
Baltimore, Maryland	24,000	(1)
Cleveland, Ohio	8,500	(1)
Detroit, Michigan	22,000	(1)
Elk Grove Village, Illinois	14,400	(1)
Fort Wayne, Indiana	9,600	(1)
Grand Rapids, Michigan	42,500
Harrisburg, Pennsylvania	24,000	(1)
Indianapolis, Indiana	27,500	(1)
Kalamazoo, Michigan	81,000	(1)
Mt. Vernon, New York	17,700	(1)
New Philadelphia, Ohio	10,700	(1)
Pittsburgh, Pennsylvania	8,500	(1)
Rockford, Michigan	53,600	(1)

Total Plastics Segment	344,000

GRAND TOTAL	3,503,400

(1)	Leased: See Note 5 in the Consolidated Notes to Financial Statements for information regarding lease agreements.

ITEM 3 — Legal Proceedings

There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

     On December 23, 2002, EA Holdings, Inc. filed a complaint in the District Court of Harris County, Texas, 61st Judicial District, against the Company. The matter was removed to the U.S. District Court for the Southern District of Texas, Houston Division. The complaint was amended to seek recision of the joint venture, Energy Alloys L.P., and damages for the alleged breach of the Partnership Agreement. On February 20, 2003, the Company filed counterclaims in the action alleging breach of fiduciary duty on the part of the other joint venture partner and certain individuals. The matter is scheduled for mediation on March 12, 2003.

     The Company does not foresee any material adverse impact from this litigation and has fully discussed the matter with its counsel and independent auditors.

ITEM 4 — Submission of Matters to a Vote of Security Holders

No items were submitted to vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters

A.     M. Castle & Co.’s Common Stock trades on the American and Chicago Stock Exchanges under the ticker symbol “CAS”. As of February 24, 2003 there were approximately 1,455 shareholders of record and an estimated 1,076 beneficial shareholders.

     The following table sets forth for the periods indicated the dividends paid and the range of the high and low sales price:

	DIVIDENDS			STOCK PRICE RANGE
	2002	2001	2002		2001

First quarter	—	$0.195	$8.20	$11.19	$8.69	$10.05
Second quarter	—	$0.120	$8.95	$12.48	$8.02	$14.50
Third quarter	—	$0.120	$6.56	$12.41	$7.95	$13.08
Fourth quarter	—	$0.060	$4.45	$7.25	$7.50	$10.54

	—	$0.495

ITEM 6 — Selected Financial Data

(dollars in millions, except share data-Note 7)	2002	2001	2000	1999	1998

Net sales	$538.1	$593.3	$725.5	$691.0	$778.2
Cost of material sold	(378.0)	(417.1)	(508.6)	(470.5)	(548.2)
Special charges	—	—	(2.0)	—	—

Gross material margin	160.1	176.2	214.9	220.5	230.0

Plant and delivery expense	(87.9)	(97.5)	(113.5)	(102.3)	(102.1)
Sales, general and administrative expense	(67.7)	(66.8)	(77.3)	(83.1)	(81.9)
Impairment and other operating expenses	—	—	(6.5)	—	—
Depreciation and amortization expense	(8.9)	(9.0)	(9.2)	(9.4)	(8.1)

Total other operating expense	(164.5)	(173.3)	(206.5)	(194.8)	(192.1)

Operating (loss) income	(4.4)	2.9	8.4	25.7	37.9
Equity in earnings (loss) of joint ventures	0.5	(0.6)	(0.3)	(0.5)	1.0
Interest expense, net	(7.5)	(9.4)	(10.0)	(10.4)	(9.0)
Discount on sale of accounts receivable	(3.4)	(1.3)	—	—	—

(Loss) income from continuing operations before income taxes	(14.8)	(8.4)	(1.9)	14.8	29.9
Income taxes	(5.5)	(3.0)	(0.6)	6.0	11.9

Net (loss) income from continuing operations	(9.3)	(5.4)	(1.3)	8.8	18.0
Discontinued operations	(0.8)	0.3	(0.4)	(0.1)	0.5

Net (loss) income	(10.1)	(5.1)	(1.7)	8.7	18.5
Preferred dividends	(0.1)	—	—	—	—

Net (loss) income applicable to common stock	(10.2)	(5.1)	(1.7)	8.7	18.5

Average shares outstanding at year-end (in thousands)	14,916	14,094	14,054	14,046	14,043
Net (loss) income per share from continuing operations	$(0.63)	$(0.38)	$(0.10)	$0.63	$1.28
Net (loss) income per share from discontinued operations	$(0.05)	$0.02	$(0.02)	$(0.01)	$0.04
Net (loss) income per share from continuing and discontinued operations	$(0.68)	$(0.36)	$(0.12)	$0.62	$1.32
Cash dividends per share	—	$0.495	$0.78	$0.78	$0.755
Book value per share	$8.78	$8.32	$9.20	$10.10	$10.26
Total assets	$352.6	$327.4	$418.9	$413.3	$460.0
Total debt	$112.3	$119.9	$164.6	$126.5	$176.1
Stockholders’ equity	$130.9	$117.2	$129.2	$141.8	$144.0

This schedule is prepared reflecting accounting changes as required or allowed to more fairly present the results of operations over the five-year period. Non-GAAP Statements for years preceding these changes have not been revised to reflect their retroactive application of these changes.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

A Caution Concerning Forward-Looking Statements
Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those expected.

Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financials and Notes.

Overview
Castle’s operating results in both 2001 and 2002 reflect the impact of a prolonged downturn in the durable goods manufacturing sector of the economy that the Company serves. Capacity utilization rates in durable manufacturing fell from the low 80 percent area in mid-2000 to the 70 percent area by mid-2001 and have plateaued at that level since then. In this market environment, shipments from metal service centers have declined by 20% or more, mill prices have fallen to levels not seen since the mid-80’s and price competition within the metals distribution industry has intensified.

     During the second half of 2000, the Company initiated a comprehensive review of all aspects of its business. This review, which included a critical assessment of the current performance and future potential of each of the Company’s business units and market segments, resulted in the Roadmap to Shareholder Value outlined in the 2000 Annual Report to shareholders. This plan focuses on three critical areas: increasing operating margins; improving asset utilization; and growing revenues.

     Significant progress was made in both 2001 and 2002 in implementing this plan, the details of which are addressed in the annual reports for both of these years. Much of this progress has been masked by the adverse market conditions existent throughout this period. However, the accomplishments that have been achieved to date have served to mitigate some of the impact of the market downturn on performance and we believe it has positioned the Company to fully capitalize on the upturn when it occurs.

2002 Compared with 2001
On May 1, 2002 the Company acquired its joint venture partner’s remaining interest in Metal Express. The results of this entity, now a wholly owned subsidiary, have been consolidated into the Company’s financial statements as of the date of acquisition.

     Revenue for 2002 of $538.1 million was 9.3% below the $593.3 million generated in 2001. Excluding the effects of the acquisition of Metal Express, the decrease in sales was 10.7% due to lower total shipments, a product mix shift away from higher priced aerospace metals and intense price competition within the industry. Approximately 88.8% of all revenues were derived from the Company’s core metals businesses with the remaining 11.2% from the distribution of plastics (See Note 1 to the “Notes to Consolidated Financial Statements” for segment financial information).

     Gross material margin on sales decreased by 9.1% to $160.1 million from $176.2 million in 2001. The gross margin percentage increased slightly to 29.8% from 29.7% in 2001. The Company uses LIFO (last-in, first-out) as its primary method for valuing inventory. During 2002, gross material margin was negatively impacted by a net inventory adjustment of $1.3 million (LIFO gain of $0.5 million less inventory devaluation of $1.8 million). Comparatively, in 2001 gross material margin was negatively impacted by a net inventory adjustment of $3.3 million (LIFO gain of $3.4 million less inventory devaluation of $6.7 million). Excluding the effects of the acquisition of Metal Express, gross material margin declined 11.4% and the gross margin percentage decreased to 29.5% in 2002 from 29.7% in 2001. Declining sales volume, product mix, margin compression and lower mill price levels were the main reasons for the reduction in gross material margins.

     Total other operating expenses in 2002 were $164.5 million as compared to $173.3 million in 2001, a decrease of $8.8 million, or 5.1%. Excluding the acquisition of Metal Express, the decrease was

$13.2 million, or 7.6%. As more fully described below, the 7.6% reduction in other operating expenses was achieved despite only a 2.9% reduction in line items sold (order activity) in the metals segment, reflecting the Company’s ongoing emphasis on cost reduction and operating efficiencies. Operating expenses includes non-cash pension income, net of non-cash expenses for post-retirement benefits, in accordance with SFAS No. 87 and SFAS No. 106. During 2002 net pension income totalled $2.5 million as compared with $2.3 million in 2001. During 2001, depreciation and amortization expense included $1.0 million of amortization of goodwill. Due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, goodwill is no longer being amortized.

     In 2002, the Company generated an operating loss of $4.4 million compared with an operating profit of $2.8 million in 2001.

     In November 2002 the Company amended its debt covenants with its institutional and banking lenders. In consideration for those changes, the Company agreed to an increase of 200 basis points in interest rates. In December 2002 the existing accounts receivable securitization agreement was terminated and a new three-year commitment was established with another institution. The discount pricing on the new facility carries a comparable rate increase. A fee of $2.2 million was expensed during the year for establishment of the new facility ($0.9 million was expensed in 2001 for the initial setup and sale of receivables under the previous agreement). Total financing costs (interest expense, net and discount on sale of accounts receivable) increased by $0.2 million. Excluding the net difference in the initiation costs of the two receivable securitization facilities, financing expenses decreased by $1.1 million which is reflective of decreased short term rates which affect the accounts receivable securitization discount, the change from a higher priced revolver borrowing agreement in September 2001 to the lower cost accounts receivable securitization facility, along with an overall reduction in debt and accounts receivable sold (see Liquidity and Capital Resources section).

     Castle’s 2002 effective income tax rate was 37.4%, slightly higher than the 36.1% rate of the previous year due to the impact of non-deductible expenses on a higher pre tax loss.

     During the second quarter of 2002, the Company sold its United Kingdom subsidiary for $6.5 million consisting of $3.3 million received in cash and $3.2 million to settle amounts owed by the United Kingdom subsidiary. The after-tax loss on the sale totals $0.8 million. The financial statements for all periods have been restated to present the subsidiary as a discontinued operation in accordance with generally accepted accounting principles.

     In November 2002 the Company’s largest stockholder purchased, through a private placement, $12.0 million ($11.2 million net of transaction expenses) of eight-percent cumulative convertible preferred stock. Dividends of $0.1 million have been accrued in 2002 from the date of the purchase.

     The net loss applicable to common stock for 2002, including $0.1 million of preferred dividends, totalled $10.2 million or $0.68 per share, as compared to last year’s net loss of $5.0 million, or $0.36 per share, reflecting the continuing recessionary conditions in most of the industries the Company serves.

Segments

Metals
Revenue for this segment decreased by $60.6 million, or 11.3%, to $477.7 million in 2002 from $538.3 million in 2001. Excluding the acquisition of Metal Express, which was consolidated effective May 1, 2002, sales decreased by $69.1 million (12.8%). Carbon and stainless steel accounted for 72.3% of total activity with the balance provided from sales of non-ferrous metal products. The decrease was due to a 5.4% decline in tons sold, competitive pressure on pricing throughout the year and a change in mix away from higher priced aerospace and corrosion resistant materials to lower priced carbon plate and bar products.

     The Metals segment operating profit decreased $9.0 million to a $3.9 million loss from a profit of $5.1 million in 2001. Gross material margins decreased $17.2 million while gross material margin percentage increased slightly to 29.1% from 29.0% in 2001. Other operating expenses for the same period decreased by $8.2 million. Excluding the effects of the acquisition of Metal Express, operating profit decreased by $8.7 million with gross margin decreasing $21.2 million resulting in a material gross margin rate of 28.8%. The reduction in gross material margin was partially offset by a decrease in other operating expenses of $12.5 million (excluding Metal Express), or 8.3%. Although sales volume decreased 12.9%, the number of lines handled (booked, processed, shipped and billed) declined by only 2.9% reflecting a 10% reduction in average order size. In order to mitigate the effects of the declining sales and order size over the past two years, major cost cutting and efficiency programs were put in place.

The result of these programs has been to increase productivity as measured by lines per employee by 14%.

     Total assets of the Metals segment increased $30.4 million. Prepaid pension assets accounted for $16.3 million of the increase as a result of the contribution of $13.3 million in cash and Company stock and $3.0 million in non-cash pension income. Another $6.8 million increase was the result of consolidating Metal Express. An advance of $2.5 million was made to one of the segment’s joint ventures during the year and $1.8 million was invested in a Certificate of Deposit (restricted cash) to secure a Letter of Credit related to the Company’s insurance programs. These increases were offset by a $6.6 million decrease in net fixed assets due to depreciation being greater than capital expenditures (net of the sale/leaseback transaction). Accounts receivable were $12.5 million higher due primarily to a $15.8 million decrease in the amount of accounts receivable sold. Exclusive of the change, amounts due from customers were $3.3 million lower due to reduced sales volume and a 2.2 day improvement in days sales outstanding. Inventory decreased $3.7 million in concert with the Company’s inventory reduction programs.

Plastics
Revenue for this segment increased by $5.5 million, or 10.0%, to $60.5 million in 2002 from $55.0 million in 2001. Although the segment experienced the same recessionary pressures as the Metals segment did early in the year, a strong fourth quarter recovery (25% ahead of 2001 fourth quarter results) produced a favorable year-to-year sales comparison.

     The Plastics segment operating profit increased $1.4 million to $2.4 million in 2002 from $1.0 million in 2001. For the year, gross material margins increased $1.2 million even as gross material margin percentage decreased to 35.1% from 36.4% in 2001. The decrease in margin rates reflects the highly competitive pressures existing in the market place. Despite the increase in sales activity, continuing cost containment programs throughout the year resulted in a reduction in other operating expenses of $0.2 million.

     Total assets of the Plastics segment increased by $1.6 million year-over-year. Accounts receivable increased $0.8 million, primarily due to the 25% sales volume increase in the fourth quarter of 2002 over the fourth quarter of 2001. Inventory rose $1.7 million in support of the increased sales volume. These increases were offset by a $0.8 million decrease in net fixed assets due to depreciation exceeding capital expenditures.

Other
The Company’s “Other” operating segment includes expenses related to executive and legal services that benefit both the metals and plastics segments. This expense decreased to $2.8 million in 2002 from $3.3 million in 2001.

     The “Other” segment’s total assets consist solely of the Company’s income tax receivable of $9.9 million at December 31, 2002, which increased by $4.8 million due to larger operating losses.

2001 Compared with 2000
Net sales for 2001 of $593.3 million were 18.2% under the $725.5 million generated in 2000. Approximately 91% of all revenues were derived from the Company’s metals distribution business and 9% from the distribution of plastics.

     Gross material margin decreased by 18.0% to $176.2 million from $214.9 million in 2000. Despite the sales decline, gross material margin percentage increased slightly to 29.7% in 2001 from 29.6% in 2000. During 2001, gross material margin was negatively impacted by a net inventory adjustment of $3.3 million (LIFO gain of $3.4 million less inventory devaluation of $6.7 million). Comparatively, in 2000 gross material margin was reduced by a net inventory adjustment of $0.7 million (LIFO loss of $6.0 million and a positive inventory revaluation of $5.3 million). In 2000, gross material margin was also negatively affected by special charges of $2.0 million. Substantially all inventories are valued using the LIFO method of inventory valuation.

     Total other operating expenses in 2001 were $173.3 million as compared to other operating expenses in 2000 of $200.0 million (before Impairment and other operating expenses), a decrease of $26.7 million, or 13.4%. Although much of the reduction is associated with lower sales activity, the Company had taken several major initiatives during the year to achieve sustainable reductions in virtually all categories of other operating expenses. In 2001, the Company’s operating profit declined $5.6 million to $2.8 million from $8.4 million in 2000. Operating expenses include non-cash pension income, net of non-cash expenses for post-retirement benefits, in accordance with SFAS No. 87 and SFAS No. 106. During 2001, net pension income totalled $2.3 million as compared to $2.0 million in 2000.

     During the third quarter of 2001, the outstanding domestic revolving debt was fully paid down with funds generated by a new accounts receivable securitization program, which became the Company’s primary source for working capital funds. This is the primary reason for the reduction in interest expense during 2001. The discount amount on the securitization agreement is recorded as “Discount on sale of accounts receivable”. This $1.3 million expense includes a charge of $0.9 million relating to the initial set up of the facility.

     Castle’s 2001 effective income tax rate of 36.1% was higher than the 31.6% rate of the previous year due to the impact of non-deductible expenses and a higher pre-tax loss.

     The net loss applicable to common stock for 2001 totalled $5.1 million, or $0.36 per share, as compared to 2000’s net loss of $1.7 million, or $0.12 per share, reflecting the recessionary conditions in existence in most of the industries Castle served.

Segments

Metals
Revenue for this segment decreased by $120.5 million, or 18.3%, to $538.3 million in 2001 from $658.8 million in 2000. Carbon and stainless steels accounted for 71% of the sales of this segment with the balance being provided from the sales of non-ferrous metal products. Business conditions deteriorated during the year with most of this segment’s markets declining 20% or more.

     The Metals segment operating profit decreased $1.9 million to $5.1 million in 2001 from $7.0 million in 2000. Gross material margins decreased $33.3 million. Despite the sales decline, gross material margin percentage increased to 29.0% from 28.8% in 2000. During 2001, gross material margins were negatively affected by a net inventory adjustment of $3.3 million (LIFO gain of $3.4 million less inventory devaluation of $6.7 million) as compared to a $0.7 million net inventory adjustment (LIFO loss of $6.0 million and a positive inventory revaluation of $5.3 million) and special charges of $2.0 million in 2000. Total other operating expenses in 2001 were $151.0 million as compared to other operating expenses in 2000 of $182.4 million, a decrease of $31.4 million, or 17.2%. In 2000, the segment incurred an “impairment and other operating expenses” charge (see Note 8 in Notes to Consolidated Financial Statements). Excluding these charges, other operating expenses decreased by $24.9 million, or 14.2%. Although much of the reduction is associated with lower sales activity, the segment had taken major initiatives during the year to achieve sustainable reductions in virtually all categories of operating expenses.

     Total assets of the Metals segment decreased $83.3 million. Accounts receivable decreased by $58.1 million, $23.2 million of which was due to lower sales volume, offset by a 2.6 day increase in days sales outstanding. Additionally, at December 31, 2001, the Company had sold $34.9 million of receivables under the accounts receivable securitization facility which was initiated in September of 2001. Inventory decreased by $28.8 million due to both the reduction in sales volume and the Company’s ongoing program to increase inventory turn rates in order to improve cash flow. Depreciation was larger than capital expenditures (net of sale/leaseback transaction) reducing total assets by $3.0 million. Offsetting these reductions were an increase in pension plan assets of $2.9 million relating to the non-cash income recognized on the plan investments and $3.5 million in advances made to two of the Company’s joint ventures.

Plastics
Revenue for this segment decreased by $11.7 million, or 17.6%, to $55.0 million in 2001 from $66.7 million in 2000. This segment experienced the same recessionary pressures as the Metals segment throughout the year.

     The Plastics segment operating profit decreased $3.7 million to $1.0 million in 2001 from $4.7 million in 2000. Gross material margins decreased $5.4 million and the gross material margin percentage fell to 36.4% in 2001 from 38.1% in 2000, reflecting the highly competitive pressures existing in the market place. Operating expenses decreased $1.7 million during the period. As was the case with the Metals segment, although much of the reduction was volume related, major sustainable cost reduction programs were put in place during the year.

     Total assets of the Plastics segment decreased by $8.0 million. The decrease was primarily due to a reduction in accounts receivable as a result of lower sales volume ($2.3 million) and the first-year sale of receivables under the accounts receivable securitization agreement ($5.1 million). Net property, plant and equipment decreased by $0.7 million as depreciation exceeded capital expenditures.

Other
The Company’s “Other” operating segment includes expenses related to executive and legal services that benefit both the metals and plastics segments. These expenses remained constant at $3.3 million in 2001 and 2000.

     The “Other” segment’s total assets consist solely of the Company’s income tax receivable of $5.1 million at December 31, 2001.

Major Accounting Policies
The financial statements have been prepared in accordance with generally accepted accounting principles, which necessarily include amounts that are based on estimates and assumptions. The following is a description of some of the more significant valuation policies:

Accounts Receivable — Accounts receivable are evaluated on a quarterly basis and any significant customers with delinquent balances are reviewed to determine future collectibility. Assessments are based on legal issues (bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. Accounts judged to be uncollectible are reserved or written off in the quarter in which the determination is made. Additional reserves are maintained based on the Company’s historical bad debt experience. Management believes that the net accounts receivable at the end of the year are collectible.

Inventory — Substantially all inventories are valued using the last-in first-out (LIFO) method. Under this method, the current value of material sold is recorded as cost of material sold rather than the actual cost in the order in which it was purchased. This means that older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals or plastics industry. The use of LIFO for inventory valuation was chosen to better match replacement cost of inventory with the current pricing used to bill customers.

Retirement Plans — The Company values retirement plan assets and liabilities based on assumptions and valuations established by management following consultation with its independent actuary. Future valuations are subject to market changes which are out of the control of the Company and could differ materially from the amounts currently reported.

Insurance Plans — The Company is self-insured for workers’ compensation and automobile insurance. Self-insurance amounts are capped for individual claims and in aggregate for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claim experience and development. Management believes the reserves are adequate at the end of the year.

Revenue Recognition — Revenue from product sales is recognized upon shipment, whereupon title passes and the Company has no further obligations to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded. Shipping and handling expenses are recorded as operating expenses.

Capital Expenditures
Capital expenditures for 2002 totalled $1.5 million as compared to $7.4 million in 2001. Major expenditures included the replacement and upgrading of machinery and equipment and enhancements to information processing systems. It is anticipated that capital expenditures will be slightly higher in 2003 mainly in the area of replacement of older machinery and equipment.

     Capital expenditures for 2001 totalled $7.4 million as compared to $13.2 million in 2000. Major expenditures included replacement of machinery and equipment, increased processing capabilities and enhancements to a warehouse management system.

     During 2002 and 2001, the Company sold and leased back approximately $2.0 million and $2.5 million of fixed assets, respectively, which added to cash flow and minimized other financing requirements. The leaseback transactions are recorded as operating leases and therefore are not reflected as debt on the accompanying Consolidated Financial Statements.

Liquidity and Capital Resources
The Company continues to pursue several courses of action to further improve operating efficiency, reduce structural expense and strengthen its capital structure. The Company continues to seek strategic purchasers for its non-synergistic or under-performing business units to generate cash for further debt reduction.

     During the second quarter of 2002, as part of the Company’s program to strengthen its capital structure, $2.5 million in cash was received from the sale of its United Kingdom subsidiary along with $3.2 million to settle amounts owed by the subsidiary. An additional $0.8 million was received in January 2003 as the final settlement on the sale. In April 2002, $0.8 million was expended for the purchase of the remaining joint venture interest in Metal Express.

     The Company contributed $11.3 million of Company stock to the Pension Plans during 2002. It also recognized $2.5 million of non-cash income on the pension investments net of non-cash post-retirement benefit expense. Management, after consultation with its investment advisors, has determined that the 10% expected long-term rate of return on plan assets is appropriate. Despite the recent downturn in the stock market, the plans have consistently achieved long-term returns in excess of 10%.

     The Company’s financial agreements require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and minimum equity values. The Company was in compliance with all restrictive covenants at December 31, 2002. In order to provide additional flexibility in the management of the business during the current economic downturn, the Company has renegotiated its loan covenants with its long-term lenders. The amendments expand certain financial covenants in order to provide greater financial and operating flexibility in exchange for a 200 basis point increase in interest rates. As part of the amendments, the Company granted its lenders security interest (which will be perfected by the end of the first quarter of 2003) in the Company’s and its subsidiaries’ assets and provided subsidiary guarantees. The interest rate increase will be reduced by 150 basis points and the collateral positions released when the Company’s balance sheet reaches an investment grade level as defined in the loan agreements. The initial increases in interest rates provided for by these amendments will raise the Company’s interest expense by approximately $2.1 million, annually.

     Also in November 2002 the Company’s largest shareholder purchased through a private placement $12.0 million of eight-percent cumulative convertible preferred stock ($11.2 million net of expenses). Management believes that this investment reaffirms the shareholder’s confidence that the steps outlined above will position the Company to realize significant earnings leverage when demand in its markets return to pre-recession levels.

     In December 2002 the Company replaced the expiring $50 million Accounts Receivable Securitization Program (which was initially entered into in September 2001, and amended in September 2002 from its original $65 million commitment) with a three year, $60 million commitment. This program is currently the primary source of funds for working capital. At December 31, 2002 the Company utilized $25.9 million under the facility ($40.0 million was utilized at December 31, 2001). There remained $5.2 million of immediately available funds under this facility along with $3.7 million of other committed lines of credit. Management believes that funds generated from future operations, the existing $8.9 million of availability and the $9.9 million of income tax refunds will provide adequate funding for current business operations.

     Working Capital totalled $96.5 million at December 31, 2002 as compared to $100.2 million at December 31, 2001. Accounts receivable increased $14.9 million primarily due to lower sales of accounts receivable under the securitization agreement of $14.1 million (from $40.0 million at December 31, 2001 to $25.9 million at December 31, 2002). Inventory increased $2.2 million (excluding Metal Express, inventory decreased by $2.0 million). Inventory of approximately $8.0 million was purchased on favorable terms in the latter part of the fourth quarter of 2002 in order to prepare for the seasonally stronger first and second quarters. Accounts payable rose by $16.4 million, substantially offsetting the increase in accounts receivable and inventories. Working capital related to discontinued operations was reduced by $4.8 million.

     During the first quarter of 2002, the Company received a $4.7 million loss carry-back income tax refund which was reflected as an income tax receivable on the December 31, 2001 Balance Sheet. An additional $2.2 million was received in the second quarter of 2002 representing an additional loss carry-back from 2001 as a result of legislation signed on March 8, 2002 temporarily increasing the loss carry-back period from two years to five years. The $9.9 million income tax receivable at December 31, 2002 is due primarily to operating losses and deductible contributions made to the Company’s pension plan. This receivable is expected to be realized in 2003.

     Subsequent to December 31, 2002 the Company received signed letters of intent for the sale of two of its underutilized operating facilities. The estimated combined sale of these properties will yield approximately $13.5 million in cash. The Company will continue to serve these markets by renting only the amount of space required.

     During 2002 and 2001 the Company sold and leased back equipment under operating leases with terms ranging from five to six years. The assets sold at approximately net book value for proceeds of $2.0 million and $2.5 million respectively. The leases allow for a purchase option of $0.6 million in 2002 and $0.9 million in 2001. Annual rentals are $0.3 million and $0.6 million for assets sold in 2002 and 2001 respectively. These leases are recorded as operating leases in accordance with the criteria set forth in SFAS No. 13 “Accounting For Leases”.

Cash Commitments
The following is a schedule of cash commitments for long-term debt and non-cancelable lease payments:

Payments Due In	Debt	Leases	Total

2003	$3,546	$8,376	$11,922
2004	7,567	7,975	15,542
2005	11,275	7,187	18,462
2006	19,365	6,270	25,635
2007	15,875	4,883	20,758
Later Years	54,719	11,383	66,102

Total	$112,347	$46,074	$158,421

Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to various rate and metal price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings and the Accounts Receivable Securitization facility. Market risk arises from changes in variable interest rates. An increase of 1% in interest rates on the variable rate indebtedness and Accounts Receivable Securitization facility would increase the Company’s annual interest expense and discount on sale of accounts receivable by approximately $0.4 million. The performance of the pension plans are subject to certain market risks arising from investment performance. A 1% decrease in investment performance would generate an $0.8 million reduction in earnings. A 0.25% decrease in the discount rate assumption would have the affect of increasing the accrued benefit obligation by $2.2 million. The Company’s raw material costs are comprised primarily of engineered steels and highly specialized metals. Market risk arises from changes in the price of steel and other metals. Although average selling prices generally increase or decrease as the price of steel and other metals increase or decrease, the impact of a change in the price of steel and other metals is more immediately reflected in the Company’s raw material cost than in the Company’s selling prices.

Commitments and Contingencies
The Company has a buy/sell provision with its joint venture partner in Energy Alloys L.P. Under this provision, either party may present an offer to purchase its partner’s interest for a specific dollar value.

The other party then has two options. It may accept the offer and sell its interest in the joint venture or it may buy the offerer’s interest at the same price. On January 28, 2003 the Company initiated a buy offer which the joint venture partner must either accept or reject within thirty days. If the partner does nothing, it is deemed to have accepted the Company’s offer. Should the Company purchase its partner’s interest, it would pay approximately $1.7 million for equity and partner loans to the joint venture and assume debt of approximately $7.7 million. Should the partner elect to purchase its interest, the Company would receive approximately $3.5 million for its equity and loans to the joint venture.

     The joint venture partner has filed a lawsuit to rescind the partnership agreement. Due to uncertainties of the lawsuit and timing as to when the offer will close, the Company cannot estimate the economic effect.

Equity Plan Disclosures
The following table includes information regarding the Company’s equity compensation plans:

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

Equity compensation plans approved by security holders	1,886,703	$10.71	438,297
Equity compensation plans not approved by security holders	0	0	0
Total	1,886,703	$10.71	438,297

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
Castle maintains a system of internal controls designed to provide reasonable assurance that its assets and transactions are properly recorded for the preparation of financial information. Recognizing that there are limits in all internal control systems based on the principle that the costs of an internal control system should not exceed the benefits that the system provides, the Company believes its system of internal controls represents an appropriate balance of costs and benefits. Castle’s systems of internal controls are monitored and tested by Castle’s internal auditor. On a quarterly basis a formal senior management review of internal audit results; systems and procedures; variance reports; safety; physical security; and legal and human resource issues is conducted. The Company’s principal executive and financial officers having evaluated its internal controls and procedures within 90 days prior to the filing of this report, determined that there were no material deficiencies found in Castle’s internal controls and that these controls are effective.

(b)	Changes in Internal Controls
There have been no changes in the internal controls at Castle nor were there any changes in any other factor, which can significantly affect Castle’s internal controls since the dates of the evaluation of such controls.

A. M. Castle & Co.
Consolidated Statements of Operations

	Years Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000

Net sales	$538,143	$593,292	$725,515
Cost of material sold	(377,997)	(417,113)	(508,633)
Special charges	—	—	(2,016)

Gross material margin	160,146	176,179	214,866
Plant and delivery expense	(87,902)	(97,567)	(113,496)
Sales, general and administrative expense	(67,720)	(66,808)	(77,262)
Impairment and other operating expenses	—	—	(6,516)
Depreciation and amortization expense	(8,895)	(8,961)	(9,188)

Total other operating expense	(164,517)	(173,336)	(206,462)
Operating (loss) income	(4,371)	2,843	8,404
Equity in earnings (loss) of joint ventures	446	(586)	(316)
Interest expense, net (Notes 2 and 4)	(7,459)	(9,395)	(10,037)
Discount on sale of accounts receivable (Note 9)	(3,429)	(1,274)	—

(Loss) from continuing operations before income taxes	(14,813)	(8,412)	(1,949)

Income taxes (Note 3):
Federal—current	10,501	6,461	(2,977)
—deferred	(5,878)	(3,900)	3,568
State	917	474	25

	5,540	3,035	616

Net loss from continuing operations	(9,273)	(5,377)	(1,333)
Discontinued operations:
Income (loss) from discontinued operations, net of income tax (benefit) expense of $(40), $187 and $(104), respectively	(26)	327	(342)
Loss on disposal of subsidiary, net of income tax benefit of $(188)	(752)	—	—

Net loss	(10,051)	(5,050)	(1,675)
Preferred dividends	(103)	—	—

Net loss applicable to common stock	$(10,154)	$(5,050)	$(1,675)

Basic and diluted (loss) earnings per share from:
Continuing operations	$(0.63)	$(0.38)	$(0.10)
Discontinued operations	(0.05)	0.02	(0.02)

Total	$(0.68)	$(0.36)	$(0.12)

The accompanying notes to financial statements are an integral part of these statements

A. M. Castle & Co.
Consolidated Balance Sheets

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Assets
Current assets
Cash and equivalents	$918	$1,801	$1,759
Accounts receivable, less allowances of $700 in 2002 and $600 in 2001 and 2000 (Note 9)	34,273	19,353	84,862
Inventories—principally on last-in, first-out basis (latest cost higher by approximately $39,000 in 2002 $39,500 in 2001 and $42,900 in 2000	131,704	129,521	158,340
Income tax receivable (Note 3)	9,897	5,120	4,116
Advances to joint ventures and other current assets	7,930	6,121	2,696
Current assets—discontinued subsidiary	—	8,941	10,690

Total current assets	184,722	170,857	262,463

Investment in joint ventures (Note 12)	7,278	9,206	9,714
Goodwill	31,947	31,212	31,667
Pension assets (Note 6)	40,359	24,028	21,134
Advances to joint ventures and other assets	6,754	3,953	2,642
Property, plant and equipment, at cost:
Land	6,025	5,824	5,827
Buildings	53,322	51,245	51,187
Machinery and equipment	125,376	124,571	120,978

	184,723	181,640	177,992
Less—accumulated depreciation	(103,188)	(96,111)	(88,719)

	81,535	85,529	89,273
Non-current assets — discontinued subsidiary	—	2,630	1,958

Total assets	$352,595	$327,415	$418,851

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$64,192	$47,824	$80,345
Accrued payroll and employee benefits (Note 6)	10,101	10,061	10,929
Accrued liabilities	5,991	5,336	6,544
Current and deferred income taxes (Note 3)	4,351	703	1,145
Current portion of long-term debt (Note 4)	3,546	2,664	3,425
Current liabilities—discontinued subsidiary	—	4,118	4,755

Total current liabilities	88,181	70,706	107,143

Long-term debt, less current portion (Note 4)	108,801	117,047	156,760

Long-term debt—discontinued subsidiary	—	141	4,375

Deferred income taxes (Note 3)	21,101	18,914	18,096

Minority interest	1,352	1,236	971

Post-retirement benefit obligations (Note 6)	2,236	2,137	2,265

Stockholders’ equity (Notes 7 and 8)
Preferred stock	11,239	—	—
Common stock, $0.01 par value — authorized 30,000,000 shares; issued and outstanding 15,799,126 in 2002 and 14,160,564 in 2001. Without par value — authorized 30,000,000 shares; issued and outstanding 14,160,564 in 2000	158	142	27,625
Additional paid in capital	35,017	27,483	—
Earnings reinvested in the business	85,490	95,644	107,703
Accumulated other comprehensive loss	(555)	(1,475)	(1,123)
Other—deferred compensation	(195)	(401)	(805)
Treasury stock, at cost (41,001 shares in 2002 and 742,191 shares in 2001 and 2000	(230)	(4,159)	(4,159)

Total stockholders’ equity	130,924	117,234	129,241

Total liabilities and stockholders’ equity	$352,595	$327,415	$418,851

The accompanying notes to consolidated financial statements are an integral part of these statements

A. M. Castle & Co.
Consolidated Statements of Cash Flow

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Cash flows from operating activities
Net loss	$(10,051)	$(5,050)	$(1,675)
Net loss (income) from discontinued operations	778	(327)	342
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	8,895	8,961	9,188
(Gain) loss on sale of facilities/equipment	(624)	44	21
Equity in (earnings) loss of joint ventures	(446)	586	316
Deferred tax provision	5,878	3,900	(3,568)
Increase in pension and other assets	(5,555)	(1,862)	(2,079)
Non-cash pension income	(2,988)	(2,894)	(2,584)
Increase in post-retirement benefit obligations and other	444	281	986
Increase (decrease) in minority interest	116	265	(890)
Asset impairment	—	—	5,700
Increase (decrease) from changes in:
Accounts receivable	4,476	25,502	(6,981)
Sale of accounts receivable, net	(14,134)	40,000	—
Inventories	7,690	28,819	7,645
Other current assets	(6,443)	(26)	(527)
Accounts payable	7,504	(34,529)	(20,922)
Accrued payroll and employee benefits	40	(868)	482
Income tax payable	(102)	(4,528)	(2,317)
Accrued liabilities	62	(1,182)	363

Net cash from changes in current accounts	(907)	53,188	(22,257)

Net cash from operating activities—continuing operations	(4,460)	57,092	(16,500)
Net cash from operating activities—discontinued operations	(1,194)	3,055	254

	(5,654)	60,147	(16,246)
Cash flows from investing activities
Investments and acquisitions	(842)	—	(4,050)
Proceeds from disposition of subsidiary	2,486	—	—
Advances to and investments in joint ventures	(1,882)	(3,477)	(1,973)
Proceeds from sale of facilities/equipment	2,844	2,539	8,264
Capital expenditures	(1,498)	(6,835)	(13,220)

Net cash from investing activities—continuing operations	1,108	(7,773)	(10,979)
Net cash from investing activities—discontinued operations	98	(559)	(11)

	1,206	(8,332)	(10,990)
Cash flows from financing activities
Proceeds for issuance of long-term debt	—	—	42,166
Repayment of long-term debt	(8,065)	(40,474)	(8,464)
Dividends paid	—	(7,009)	(11,007)
Net proceeds from preferred stock issuance	11,239	—	—
Other	(546)	(294)	75

Net cash from financing activities—continuing operations	2,628	(47,777)	22,770
Net cash from financing activities—discontinued operations	937	(3,996)	3,837

	3,565	(51,773)	26,607

Net (decrease) increase in cash	(883)	42	(629)
Cash and equivalents—beginning of year	1,801	1,759	2,388

Cash and equivalents—end of year	$918	$1,801	$1,759

The accompanying notes to consolidated financial statements are an integral part of these statements

A. M. Castle & Co.
Supplemental Disclosure of
Consolidated Cash Flow Statements

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Supplemental disclosures of cash flow information
Cash paid (received) during the year for—
Interest	$7,399	$9,751	$10,992

Income taxes	$(6,320)	$(2,513)	$5,402

Consolidated Statements of Stockholders’ Equity

	Common	Treasury	Preferred	Common	Treasury
(Dollars and shares in thousands)	Shares	Shares	Stock	Stock	Stock

Balance at January 1, 2000	14,903	(855)	—	$27,625	$(5,534)
Comprehensive loss:
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Pension liability adjustment (net of income tax of $13)	—	—	—	—	—

Total comprehensive loss
Cash dividends paid	—	—	—	—	—
Stock issuances	—	113	—	—	1,375
Other	—	—	—	—	—

Balance at December 31, 2000	14,903	(742)	—	27,625	$(4,159)
Comprehensive loss
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Pension liability adjustment (net of income tax of $17)	—	—	—	—	—

Total comprehensive loss
Cash dividends paid	—	—	—	—	—
Stock issuances	—	—	—	(27,483)	—
Other	—	—	—	—	—

Balance at December 31, 2001	14,903	(742)	—	142	$(4,159)
Comprehensive loss
Net loss	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Pension liability adjustment (net of income tax of $199)	—	—	—	—	—

Total comprehensive loss
Stock issuances	—	—	11,239	—	—
Preferred dividends	—	—	—	—	—
Contribution to pension plan	937	685	—	16	3,839
Other	—	16	—	—	90

Balance at December 31, 2002	15,840	(41)	$11,239	$158	$(230)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Capital
	Received			Accumulated
	In Excess			Other
	of Par	Retained	Deferred	Comprehensive
(Dollars and shares in thousands)	Value	Earnings	Comp.	Loss	Total

Balance at January 1, 2000	—	$120,385	—	$(665)	$141,811
Comprehensive loss:
Net loss	—	(1,675)	—	—	(1,675)
Foreign currency translation	—	—	—	(438)	(438)
Pension liability adjustment (net of income tax of $13)	—	—	—	(20)	(20)

Total comprehensive loss					(2,133)
Cash dividends paid	—	(11,007)	—	—	(11,007)
Stock issuances	—	—	—	—	1,375
Other	—	—	(805)	—	(805)

Balance at December 31, 2000	—	107,703	(805)	(1,123)	129,241
Comprehensive loss
Net loss	—	(5,050)	—	—	(5,050)
Foreign currency translation	—	—	—	(378)	(378)
Pension liability adjustment (net of income tax of $17)	—	—	—	26	26

Total comprehensive loss					(5,402)
Cash dividends paid	—	(7,009)	—	—	(7,009)
Stock issuances	27,483	—	—	—	—
Other	—	—	404	—	404

Balance at December 31, 2001	27,483	95,644	(401)	(1,475)	117,234
Comprehensive loss
Net loss	—	(10,051)	—	—	(10,051)
Foreign currency translation	—	—	—	621	621
Pension liability adjustment (net of income tax of $199)	—	—	—	299	299

Total comprehensive loss					(9,131)
Stock issuances	—	—	—	—	11,239
Preferred dividends	—	(103)	—	—	(103)
Contribution to pension plan	7,485	—	—	—	11,340
Other	49	—	206	—	345

Balance at December 31, 2002	$35,017	$85,490	$(195)	$(555)	$130,924

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements

(1) Principal accounting policies and business description

Nature of operations—A. M. Castle & Co. and subsidiaries (the Company) is an industrial distributor of specialty metals including carbon, alloy, and stainless steels; nickel alloys; aluminum; titanium; copper and brass throughout the United States and Canada. The customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms in various industries primarily within the producer durable equipment sector. The Company also distributes industrial plastics through its subsidiary, Total Plastics, Inc.

Basis of presentation—The consolidated financial statements include A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for entities in which the Company has a significant influence. Generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. All inter-company accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Revenue Recognition—Revenue from product sales is recognized upon shipment whereupon title passes and the Company has no further obligations to the customer. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded. Shipping and handling expenses are recorded as operating expense. These amounts were $21.1 million, $23.1 million and $26.9 million for 2002, 2001 and 2000 respectively.

Use of estimates—The financial statements have been prepared in accordance with generally accepted accounting principles which necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

Cash and equivalents—For the purposes of these statements, short-term investments that have an original maturity of 90 days or less are considered cash equivalents.

Inventories—Substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The Company values its LIFO increments using the costs of its latest purchases during the years reported.

Property, plant and equipment—Property, plant and equipment are stated at cost and include assets held under capitalized leases. Major renewals and betterments are capitalized, while maintenance and repairs that do not substantially improve or extend the useful lives of the respective assets are expensed currently. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     The Company provides for depreciation of plant and equipment by charging against income amounts sufficient to amortize the cost of properties over their estimated useful lives (buildings-12 to 40 years; machinery and equipment-5 to 20 years). Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.

Income taxes—Income tax provisions are based on income reported for financial statement purposes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The Company records valuation allowances against its deferred taxes when it is more likely than not that the amounts will not be realized.

Retirement plan costs—The Company values retirement plan assets and liabilities based on assumptions and valuations established by management following consultation with its independent actuary. The

Company also provides certain health care and life insurance benefits for retired employees. The cost of these benefits is recognized in the financial statements during the employee’s active working career.

Foreign Currency Translation—For all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholder’s equity.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of — The Company’s long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Earnings per share— Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares and have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS No. 128 “Earnings per share” below is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported.

	2002	2001	2000
(dollars and shares in thousands)
Net loss from continuing operations	$(9,273)	$(5,377)	$(1,333)
Net (loss) income from discontinued operations	(778)	327	(342)

Net loss	(10,051)	(5,050)	(1,675)
Preferred dividends	(103)	—	—

Net loss applicable to common stock	$(10,154)	$(5,050)	$(1,675)

Weighted average common shares outstanding	14,916	14,094	14,054
Dilutive effect of outstanding employee and directors’ common stock options and preferred stock	—	—	—

Diluted common shares outstanding	14,916	14,094	14,054

Basic and diluted (loss) earnings per share Net loss from continuing operations	$(0.63)*	$(0.38)	$(0.10)
Net (loss) income from discontinued operations	(0.05)	0.02	(0.02)

Net loss from continuing and discontinued operations	$(0.68)	$(0.36)	$(0.12)

Outstanding employee and directors’ common stock options and restricted and preferred stock shares having no dilutive effect	3,722	1,681	1,353

*  Loss includes net loss from continuing operations and preferred dividends

Goodwill—In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable lives, be amortized over their useful lives. Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over a 40-year period. The Company has adopted this accounting standard effective January 1, 2002 and has determined that there is no impairment to the goodwill balance of $31.9 million at December 31, 2002. Annual impairment tests are made during the first quarter of each calendar year. The following is a reconciliation of net income and earnings per share between the amounts reported in 2001 and 2000, and the adjusted amounts as if this standard had been effective.

	2001	2000

Net loss from continuing operations:
As reported	$(5,377)	$(1,333)
Goodwill amortization, net of tax	699	692

Adjusted net loss	$(4,678)	$(641)

Loss per share (basis and diluted):
As reported	$(0.38)	$(0.10)
Goodwill amortization	0.05	0.05

Adjusted net loss per share	$(0.33)	$(0.05)

Net loss from continuing and discontinued operations:
As reported	$(5,050)	$(1,675)
Goodwill amortization	740	749

Adjusted net loss	$(4,310)	$(926)

Loss per share (basic and diluted) As reported	$(0.36)	$(0.12)
Goodwill amortization	0.05	0.05

Adjusted net loss per share	$(0.31)	$(0.07)

Concentrations—The Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States and Canada. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals using industries. The Company’s customer base is widely diversified with no single industry accounting for more than 5% of the Company’s total business and no one customer more than 4%. Approximately 94% of the Company’s business is conducted in the United States with the remainder of the sales being made in Canada. The Company has a 50% interest in Castle de Mexico, S.A. de C.V., a joint venture in Mexico which targets markets comparable to those served in the United States and Canada.

New Accounting Standards— In 2000 and 2001 the Emerging Issues Task Force (EITF) issued certain bulletins that were applicable to the Company for adoption in 2002. These bulletins included EITF 00-14 “Accounting for Sales Incentives”, EITF 00-22 “Accounting for Points and Certain Other Time Based and Volume Based Sales Incentive Offers and Offers of Free Products or Services to be Delivered in the Future” and EITF 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products”. The Company has complied with these accounting standards effective January 1, 2002 and has reclassified the prior periods. The effect on all reporting periods was immaterial.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and also supersedes the provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS No. 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, the Company has adopted the provision of SFAS No. 144 effective January 1, 2002, the effect of which was immaterial.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 “Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This

Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. Their was no effect on the Company in 2002.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will comply with this pronouncement beginning in 2003.

     During 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. The statement allows for the Company’s current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports.

(2) Short-term debt

Short-term borrowing activity was as follows (in thousands):

	2002	2001	2000

Maximum borrowed	$1,237	$12,225	$12,500
Average borrowed	709	2,713	2,978
Average interest rate during the year	3.9%	5.9%	7.1%
Amounts outstanding at year-end	—	—	—

(3) Income taxes

     Significant components of the Company’s federal and state deferred tax liabilities and assets (foreign income is insignificant) as of December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Deferred tax liabilities:
Depreciation	$12,038	$11,898	$11,540
Inventory, net	8,261	6,562	3,930
Pension	12,222	8,092	7,104

Total deferred liabilities	32,521	26,552	22,574

Deferred tax assets:
Post-retirement benefits	1,054	1,014	1,065
NOL carryforward	4,522	3,159	—
Other, net	1,493	2,761	2,268

Total deferred tax assets	7,069	6,934	3,333

Net deferred tax liabilities	$25,452	$19,618	$19,241

     The components of the provision (benefit) for deferred federal income tax for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Depreciation	$101	$436	$908
Inventory, net	1,470	2,328	(3,982)
Pension/Post-retirement benefits	3,567	919	954
Other, net	740	217	(1,448)

	$5,878	$3,900	$(3,568)

     A reconciliation between the statutory federal income tax amount and the effective amounts at which taxes were actually (benefited) provided is as follows (in thousands):

	2002	2001	2000

Federal (benefit) income tax at statutory rates	$(5,185)	$(2,944)	$(682)
State income taxes, net of Federal income tax benefits	(703)	(383)	(89)
Other	348	292	155

Income tax (benefit) provision	$(5,540)	$(3,035)	$(616)

     The Company has deferred state income tax net operating loss (NOL) carry-forwards of approximately $4.5 million which are available to taxable income in future periods. The Company believes the NOL carry-forwards will be realized before their expiration dates which run through the year 2022.

(4) Long-term debt

Long-term debt consisted of the following at December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Revolving credit agreement (a)	$3,434	$6,658	$41,008
8.49% (6.49% prior to November 2002) insurance company term loan, due in equal installments from 2004 through 2008	20,000	20,000	20,000
9.53% (7.53% prior to November 2002) insurance company term loan due in equal installments through 2005, paid off in 2001	—	—	3,286
Industrial development revenue bonds at a 4.56% weighted average rate, due in varying amounts through 2017 (b)	11,558	13,825	14,591
9.54% (7.54% prior to November 2002) insurance company loan due in equal installments from 2005 through 2009	25,000	25,000	25,000
8.55% (6.54% prior to November 2002) average rate insurance company loan due in varying installments from 2001 through 2012	51,250	53,125	55,000
Other	1,105	1,103	1,300

Total	112,347	119,711	160,185
Less-current portion	(3,546)	(2,664)	(3,425)

Total long-term portion	$108,801	$117,047	$156,760

     At December 31, 2002, the carrying value of long-term debt exceeded the estimated fair value by $41.3 million.

(a)  The Company has a revolving credit agreement of $19.1 million with a Canadian bank of which $3.7 million is currently available. A domestic facility was replaced by an accounts receivable securitization agreement (see Note 11) during the third quarter of 2001. The existing foreign credit facility is a five-year revolver and can be extended annually for an additional year, by mutual agreement. Under this credit arrangement all borrowings are considered to be long-term debt for balance sheet presentation purposes.

     Interest rate options for the foreign revolving facility are based on the Bank’s London Interbank Offer Rate (LIBOR) or Prime rates. The weighted average rate was 3.5%, 5.4% and 5.8% in 2002, 2001, and 2000 respectively. A commitment fee of 0.5% of the unused portion of the commitment is also required.

(b)  The industrial revenue bonds are based on a variable rate demand bond structure and are backed by a letter of credit.

     In November 2002 the Company reached an agreement with its lenders to amend its loan covenants. The amendments expand certain critical financial covenants in order to provide greater financial and operating flexibility in exchange for a 200 basis point increase in interest rates. As part of the amendments, the Company has granted its lenders security interests, which will be perfected by the end of the first quarter 2003, in the Company’s and its subsidiaries’ assets and provide for subsidiary guarantees. The interest rate increase can be reduced by 150 basis points when the Company’s balance sheet reaches an investment grade credit rating as defined in the loan agreements. The initial increases in interest rates provided by these amendments will raise the Company’s annual interest by approximately $2.1 million.

     The restrictive provisions of the agreements require the Company to maintain certain funded debt-to-total capitalization ratios, working capital ratios and minimum equity balances. The Company was in compliance with all covenants at December 31, 2002.

     Aggregate annual principal payments required on long-term debt are as follows (in thousands):

Year ending December 31,

2003	$3,546
2004	7,567
2005	11,275
2006	19,365
2007	15,875
Later years	54,719

Total debt	$112,347

     Total net book value of assets collateralized under financing arrangements approximated $1.1 million at December 31, 2002.

     Net interest expense reported on the accompanying Consolidated Statements of Operations was reduced by interest income of $0.1 million in 2002, 2001 and 2000.

(5) Lease agreements

(a)  Description of leasing arrangements-The Company has operating leases covering certain warehouse facilities, equipment, automobiles and trucks, with lapse of time as the basis for all rental payments plus a mileage factor included in the truck rentals.

(b)  Operating leases-Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are as follows (in thousands):

Year ending December 31,

2003	$8,376
2004	7,975
2005	7,187
2006	6,270
2007	4,883
Later years	11,383

Total minimum payments required	$46,074

(c)  Rental expense-Total rental payments charged to expense were $16.8 million in 2002, $14.0 million in 2001 and $13.0 million in 2000.

(d)  Sale and leaseback of assets-During 2002, 2001 and 2000 the Company sold and leased back equipment under operating leases with terms ranging from six to nine years. The assets sold at approximately net book value for proceeds of $2.0 million, $2.5 million and $8.3 million respectively. The leases allow for a purchase option of $0.6 million in 2002, $0.9 million in 2001 and $2.2 million in 2000. Annual rentals are $0.3 million, $0.6 million and $1.2 million for assets sold in 2002, 2001 and 2000, respectively. These leases are recorded as operating leases in accordance with the criteria set forth in SFAS No. 13 “Accounting For Leases”.

(6)  Retirement, profit-sharing and incentive plans

Substantially all employees who meet certain requirements of age, length of service and hours worked per year are covered by Company-sponsored retirement plans. These retirement plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings.

     The assets of the Company-sponsored plans are maintained in a single trust account. The majority of the trust assets are invested in common stock mutual funds, insurance contracts, real estate funds and corporate bonds. The Company’s funding policy is to satisfy the minimum funding requirements of ERISA.

     Components of net pension benefit cost for 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Service cost	$1,889	$1,726	$1,621
Interest cost	5,689	5,549	5,362
Expected return on assets	(10,351)	(9,691)	(9,089)
Amortization of prior service cost	67	57	93
Amortization of actuarial (gain) loss	—	(81)	(169)

Net periodic (benefit)	$(2,706)	$(2,440)	$(2,182)

     Status of the plans at December 31, 2002, 2001 and 2000 was as follows (in thousands):

	2002	2001	2000

Change in projected benefit obligation:
Benefit obligation at beginning of year	$78,811	$72,298	$68,713
Service cost	1,889	1,726	1,621
Interest cost	5,689	5,549	5,362
Benefit payments	(4,660)	(4,457)	(3,882)
Actuarial loss (gain)	4,760	2,852	484
Plan amendments	(1)	843	—

Benefit obligation at end of year	$86,488	$78,811	$72,298

Change in plan assets:
Fair value of assets at beginning of year	$84,470	$95,268	$103,357
Actual (loss) return on assets	(16,269)	(6,594)	(4,220)
Employer contributions	13,684	253	13
Benefit payments	(4,660)	(4,457)	(3,882)

Fair value of plan assets at year end	$77,225	$84,470	$95,268

Reconciliation of funded status:
Funded status	$(9,263)	$5,659	$22,970
Unrecognized prior service cost	731	799	13
Unrecognized actuarial loss (gain)	45,349	13,970	(5,247)

Net amount recognized	$36,817	$20,428	$17,736

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$40,122	$23,791	$20,896
Accrued benefit liability	(3,512)	(3,903)	(3,815)
Intangible assets	—	34	102
Accumulated comprehensive income	207	506	553

Net amount recognized	$36,817	$20,428	$17,736

     The assumptions used to measure the projected benefit obligations, future salary increases, and to compute the expected long-term return on assets for the Company’s defined benefit pension plans are as follows:

	2002	2001	2000

Discount rate	6.75%	7.50%	8.00%
Projected annual salary increases	4.75	4.75	4.75
Expected long-term rate of return on plan assets	10.00	10.00	10.00

     The Company has profit sharing plans for the benefit of salaried and other eligible employees (including officers). The Company’s profit sharing plans includes features under Section 401(K) of the Internal Revenue Code. The plan includes a provision whereby the Company partially matches employee contributions up to a maximum of 6% of the employees’ salary. The plan also includes a supplemental contribution feature whereby a Company contribution would be made to all eligible employees upon achievement of specific return on investment goals as defined by the plan.

     The Company has a management incentive plan for the benefit of its officers and key employees. Incentives are paid to line managers based on performance, against objectives, of their respective operating units. Incentives are paid to corporate officers on the basis of total Company performance against objectives. Amounts accrued and charged to income under each plan are included as part of accrued payroll and employee benefits at each respective year-end. The amounts charged to income are summarized below (in thousands):

	2002	2001	2000

Profit sharing and 401-K	$331	$384	$427

Management incentive	$544	$258	$286

     The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these plans.

     Components of net post retirement benefit cost for 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Service cost	$74	$63	$56
Interest cost	149	144	125
Amortization of prior service cost	22	22	22
Amortization of actuarial loss (gain)	(46)	(56)	(79)

Net periodic benefit cost	$199	$173	$124

     The status of the plans at December 31, 2002, 2001 and 2000 was as follows (in thousands):

	2002	2001	2000

Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,936	$1,709	$1,927
Service cost	74	62	56
Interest cost	149	144	125
Benefit payments	(101)	(127)	(123)
Actuarial loss (gains)	309	148	(276)

Benefit obligation at end of year	$2,367	$1,936	$1,709

Reconciliation of funded status:
Funded status	$(2,367)	$(1,936)	$(1,709)
Unrecognized prior service cost	355	376	398
Unrecognized actuarial gain	(624)	(978)	(1,181)

Accrued benefit liabilities	$(2,636)	$(2,538)	$(2,492)

     Future benefit costs were estimated assuming medical costs would increase at a 6.75% annual rate for 2002 with annual increases decreasing by 1% per year thereafter until an ultimate trend rate of 5.75% is reached. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated post retirement benefit obligation at December 31, 2002 by $143,000 with no significant effect on the 2001 post retirement benefit expense. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 6.75% in 2002, 7.5% in 2001 and 8.00% in 2000.

     During 2002 the Company contributed $11.3 million of company stock and $2.0 million of cash to the pension plans. Non-cash pension income, net of non-cash expenses for post-retirement benefits, of $2.5 million, $2.3 million and $2.0 million was recognized in 2002, 2001 and 2000, respectively.

(7) Common stock/additional paid in capital

During 2001, the Company changed its State of Incorporation from Delaware to Maryland and changed its no par stock to $0.01 par value.

     During 2000, a lettered stock award of 100,000 shares with a value of $1.2 million was granted. The award vests in various amounts over a three-year period. In 2002, lettered stock awards of 16,000 shares with a value of $138,000 were granted. The awards vest equally over three years. An expense of $346,000, $404,000 and $404,000 were recorded for 2002, 2001 and 2000 respectively, in order to recognize the compensation ratably over the vesting period.

     The Company has long-term stock incentive and stock option plans for the benefit of officers, directors, and key management employees. The plans and related activity are summarized below.

     The Company currently has several stock option plans in effect. The 1995 Directors Stock Option Plan authorizes up to 187,500 shares; the 1996 Restricted Stock and Stock Option Plan authorizes 937,500 shares; and the 2000 Restricted stock and Stock Option Plan authorizes 1,200,000 shares for use under these plans. A summary of the activity under the plans is shown below:

		Option	Wtd. Avg.
	Shares	Exercise Price	Range

December 31, 1999	809,026	$18.45	$12.07	—	$23.88
Granted	622,400	10.73	10.00	—	12.50
Forfeitures	(100,785)	15.90	10.00	—	22.44
Exercised	—	—		—

December 31, 2000	1,330,641	$15.03	$10.00	—	$23.88
Granted	433,376	11.23	9.87	—	13.00
Forfeitures	(138,932)	14.12	10.00	—	21.88
Exercised	—	—	—

December 31, 2001	1,625,085	14.09	$10.00	—	$23.88
Granted	657,230	6.83	6.39	—	10.74
Forfeitures/Tendered	(395,612)	18.18	10.00	—	23.88
Exercised	—	—		—

December 31, 2002	1,886,703	$10.71	$6.39	—	$23.88

     During 2002 the Company offered its current option holders a plan in which existing options could be tendered for new options for one-half the number of the original shares granted at an option price which would be determined by the Company’s stock price more than six months after the tender date. The tendered shares are included in “Forfeitures/Tendered” and the new grants are included as “Granted”.

     As of December 31, 2002, 783,084 of the 1,886,703 options outstanding were exercisable and had a weighted average contractual life of 6.9 years with a weighted average exercise price of $13.76, $16.40 and $17.53 in 2002, 2001 and 2000, respectively. The remaining 1,103,619 shares were not exercisable and had a weighted average contractual life of 9.1 years, with a weighted average exercise price of $8.54, $11.30 and $11.82 in 2002, 2001 and 2000, respectively. The weighted average fair value of the current year’s option grant is estimated to be $1.66 per share. The fair value has been estimated on the day of the grant using the Black Scholes option pricing model with the following assumptions, risk free interest rate of 4.0% in 2002, 4.5% in 2001 and 5.25% in 2000, expected dividend yield of zero in 2002 and 2001 and 7.4% in 2000, option life of 10 years, and expected volatility of 30 percent for each year.

     The Company has chosen to account for the stock option plans in accordance with APB Opinion No. 25 under which no compensation expense has been recognized. Had compensation cost for these plans been determined under SFAS No. 123, the Company’s net income would have been reduced by approximately $1.0 million or $0.06 per share in 2002, $0.7 million or $0.05 per share in 2001 and $0.4 million or $0.03 per share in 2000.

(8) Preferred stock

In November 2002 the Company’s largest stockholder purchased through a private placement $12.0 million of eight-percent cumulative convertible preferred stock. The initial conversion price of the preferred stock is $6.69 per share. At the time of the purchase, the shareholder, on an as-converted basis, would increase its holdings and voting power in the Company by approximately 5%. The terms of the preferred stock include: the participation in any dividends on the common stock, subject to a minimum eight-percent dividend; voting rights on an as-converted basis; and customary anti-dilution and preemptive rights. Fees incurred in preparing the preferred stock arrangements of approximately $0.8 million are recorded against the preferred stock within Stockholders’ Equity in conjunction with generally accepted accounting principles.

(9) Asset Impairment and Special Charges

In 2000, as part of a strategic review of the Company’s operations, special charges of $8.5 million were recorded for inventory and other assets impairments.

     Impairment and other operating expenses of $6.5 million were taken on non-productive assets ($2.8 million), a processing facility ($1.9 million) and a joint venture ($1.8 million) in anticipation of their sale. The carrying value of these assets was written down to the Company’s estimate of net realizable value. Fair value was either based on appraisal value or other estimates of their worth. Accordingly results could vary significantly from such estimates.

     The Company intends to operate the processing facility and participate in the joint venture while pursuing alternatives for their sale. At December 31, 2002 these assets have a remaining carrying value of $8.6 million. Together, the two entities recorded pre-tax losses of $1.0 million, $1.3 million and $1.6 million in 2002, 2001 and 2000, respectively. Actions are being taken to reduce the losses on these entities and management feels no further impairment charge is necessary.

     The Company also had a $2.0 million write-down of slow moving inventories in 2000 which were re-manufactured into more saleable items in 2001.

(10) Segment Reporting

The Company distributes and performs first stage processing on both metals and plastics. Although the distribution process is similar, different products are offered and different customers are served by each of these businesses and, therefore, they are considered segments according to SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. In 2002 plastics accounted for over 10% of the Company’s revenue and therefore the Company is disclosing it as a business segment. Prior to 2002 the Company concluded that its business activities fell into one identifiable business segment since over 90 percent of all revenues were derived from the distribution of its specialty metal products.

     The accounting policies of all segments are as described in the summary of significant accounting policies. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with general accepted accounting principles for each of its operating segments.

The following is the segment information for the years ended December 31, 2002, 2001 and 2000:

	Net	Gross	Other	Operating	Total
	Sales	Mat'l Margin	Oper Exp	(Loss) Income	Assets

2002
Metals Segment	$477,695	$138,955	$(142,847)	$(3,892)	$312,223
Plastics Segment	60,448	21,191	(18,823)	2,368	30,475
Other	—	—	(2,847)	(2,847)	9,897

Consolidated	$538,143	$160,146	$(164,517)	$(4,371)	$352,595

2001
Metals Segment	$538,321	$156,169	$(151,020)	$5,149	$281,870
Plastics Segment	54,971	20,010	(19,051)	959	28,854
Other	—	—	(3,265)	(3,265)	5,120
Discontinued operation	—	—	—	—	11,571

Consolidated	$593,292	$176,179	$(173,336)	$2,843	$327,415

2000
Metals Segment	$658,815	$189,447	$(182,438)	$7,009	$365,182
Plastics Segment	66,700	25,419	(20,755)	4,664	36,905
Other	—	—	(3,269)	(3,269)	4,116
Discontinued operation	—	—	—	—	12,648

Consolidated	$725,515	$214,866	$(206,462)	$8,404	$418,851

“Other"—Operating loss includes costs of executive and legal departments which are shared by both the metals and plastics segments. The segment’s total assets consist solely of the Company’s income tax receivable (the segments file a consolidated tax return).

(11) Accounts Receivable Securitization

In December 2002, the Company replaced an Accounts Receivable Securitization facility scheduled to expire in March 2003 with a $60 million, three-year facility. The Company is utilizing a special purpose, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a minimum equity requirement or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of December 31, 2002, $25.9 million of accounts receivable were sold to the finance company and an additional $5.2 million could have been sold under the agreement.

     The new facility replaces a $50 million, 180-day extension of a prior agreement which expired in September, 2002. The expired $65 million, 364-day agreement had been put in place in September 2001. The amount of the accounts receivable sold to the financing company at December 31, 2001 was $40 million.

     The sale of accounts receivable is reflected as a reduction of “accounts receivable, net” in the Consolidated Balance Sheets and the proceeds received are included in “net cash provided from operating activities” in the Consolidated Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sole by an amount equal to a discount on sales as determined by the financing company. These costs are charged to “discount on sale of accounts receivable” in the Consolidated Statements of Operations. Included in “discount on sale of accounts receivable” in 2002 is an initial fee for setting up the facility of $2.2 million. A similar fee of $0.9 million was charged to “discount on sale of accounts receivable” in setting up the 2001 program.

(12) Joint Ventures

On May 1, 2002 the Company purchased the remaining joint venture partner’s interest in Metal Express for $0.8 million. Metal Express serves the small order needs of tool and die shops, universities and other research facilities as well as the maintenance, engineering and non-manufacturing needs of the Company’s traditional customer base. The results of this entity, now a wholly owned subsidiary, have been consolidated in the Company’s financial statements as of the date of the acquisition.

     The Company has investments in several non-controlled joint ventures which are accounted for on an equity basis. The following information summarizes the Company’s participation in these joint ventures (in millions):

	2002	2001	2000

Equity in earnings (loss) of joint ventures	$0.4	$(0.6)	$(0.3)
Investment in joint ventures	7.3	9.2	9.7
Advances to joint ventures	5.5	3.5	—
Sales to joint ventures	3.0	3.5	3.7
Purchases from joint ventures	0.9	1.8	1.9

     Summarized 2002 financial data for these ventures combined and a venture which meets certain thresholds for separate disclosure, a 50/50 partnership, is as follows (in millions):

	Individual Venture			Combined

	2002	2001	2000	2002	2001	2000

Revenues	$33.6	$35.5	$27.0	$145.5	$161.3	$178.5
Gross material margin	8.3	8.5	5.8	27.3	33.3	33.4
Pre-tax income	1.0	2.0	1.8	0.7	(0.1)	0.7
Current assets	16.4	19.6	14.9	60.7	72.2	78.7
Non-current assets	2.3	2.2	1.6	15.5	20.0	19.2
Current liabilities	12.3	17.6	14.0	57.8	65.3	66.8
Non-current liabilities	1.5	0.1	0.5	4.7	10.4	14.2
Partners equity	4.9	4.1	2.1	13.6	16.5	16.8

(13) Commitments and contingent liabilities

At December 31, 2002 the Company had outstanding guarantees of $5.0 million of bank loans made to one of its unconsolidated affiliates.

     At December 31, 2002, the Company had $1.8 million of irrevocable letters of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is secured with a Certificate of Deposit which is included in “other current assets” in the Consolidated Balance Sheets.

     The Company, as a general partner in Energy Alloys L.P., is contingently liable for joint venture bank debt of $7.7 million at December 31, 2002.

     The Company has a buy/sell provision with its joint venture partner in Energy Alloys L.P. Under this provision, either party may present an offer to purchase its partner’s interest for a specific dollar value. The other party then has two options. It may accept the offer and sell its interest in the joint venture or it may buy the offerer’s interest at the same price. On January 28, 2003 the Company initiated a buy offer which the joint venture partner must either accept or reject within thirty days. If the partner does nothing, it is deemed to have accepted the Company’s offer. Should the Company purchase its partner’s interest, it would pay approximately $1.7 million for equity and partner loans to the joint venture and assume debt of approximately $7.7 million. Should the partner elect to purchase its interest, the Company would receive approximately $3.5 million for its equity and loans to the joint venture.

     The joint venture partner has filed a lawsuit to rescind the partnership agreement. Due to uncertainties of the lawsuit and timing as to when the offer will close, the Company cannot estimate the economic effect.

     The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s in-house counsel that no significant uninsured liability will result from the outcome of the litigation, and thus there is no material financial exposure to the Company.

(14) Discontinued operations

On May 1, 2002 the Company sold its United Kingdom subsidiary for $6.5 million consisting of $3.3 million received in cash ($2.5 million paid at closing, $0.8 million received in January 2003) and $3.2 million to settle amounts owned. The after-tax loss on the sale totalled $0.8 million. The financial statements for all periods have been restated to present the subsidiary as a discontinued operation in accordance with generally accepted accounting principles. The following is a summary of the discontinued operation’s financial data (in millions):

	2002	2001	2000

Net sales	$4.5	$16.7	$17.5
Pre-tax (loss) income	(0.1)	0.5	(0.4)
Net (loss) income	—	0.3	(0.3)

(15) Selected quarterly data (unaudited)

The unaudited quarterly results of operations for 2002 and 2001 are as follows (dollars in thousands, except per share data-Note 7):

	First	Second	Third	Fourth+
	Quarter	Quarter	Quarter	Quarter

2002 quarters
Net sales	$136,036	$141,214	$136,604	124,289
Gross material margin	41,292	42,080	40,012	36,762
Net income (loss)	(152)	(2,044)	(2,690)	(5,268)
Net income (loss) per share basic and diluted	$(0.01)	$(0.14)	$(0.18)	$(0.34)
2001 quarters
Net sales	$179,030	$154,398	$138,690	$121,507
Gross material margin	54,446	46,689	40,683	34,693
Net income (loss)	805	127	(2,153)	(3,827)
Net income (loss) per share basic and diluted	$0.06	$0.01	$(0.15)	$(0.27)

†Fourth quarter 2002 includes charges to cost of sales of a net inventory adjustment of $1.3 million, initial fees on the new accounts receivable securitization facility of $2.2 million, offset by a gain on the sale of some land of $0.6 million for a net expense adjustment of $2.9 million. The comparable charges in 2001 were a net inventory adjustment of $3.3 million offset by other income adjustments of $1.6 million for a net expense of $1.7 million.

Report of Independent Auditors
To the Stockholders and Board of Directors
of A. M. Castle & Co.:

We have audited the accompanying consolidated balance sheets of A. M. Castle & Co. (a Maryland corporation) and subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of A. M. Castle & Co. and subsidiaries as of December 31, 2002, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP

Chicago, Illinois
February 24, 2003

ITEM 9 — Disagreements on Accounting and Financial Disclosure

     None.

PART III

ITEM 10 — Directors and Executive Officers of the Registrant

Executive Officers of The Registrant

Name and Title	Age	Business Experience

G. Thomas McKane	58	Mr. McKane began his employment with the registrant in May
President and Chief		of 2000. Formerly, he had been employed by Emerson Electric
Executive Officer		since 1968 in a variety of executive positions.

Albert J. Biemer, III	41	Mr. Biemer began his employment with the registrant in
Vice President —		2001 and was elected Vice President — Supply Chain.
Supply Chain		Formerly with CSC, Ltd. as Vice President, Logistics in 2000 and Carpenter Technology Corporation 1997 to 2000.

Edward F. Culliton	61	Mr. Culliton began his employment with the registrant in 1965.
Vice President and		He was elected Corporate Secretary in 1972; Treasurer in
Chief Financial Officer		1975; and Vice President of Finance in 1977.

M. Bruce Herron	57	Mr. Herron began his employment with the registrant in 1970.
Vice President —		He was elected to the position of Vice President — Western
Sales West		Region in 1989; Vice President — Sales in 1998; and Executive Vice President and Chief
		Operating Officer in 1999. He was named Vice President-Sales West in 2000.

Stephen V. Hooks	51	Mr. Hooks began his employment with the registrant in 1972.
Senior Vice President —		He was elected to the position of Vice President — Midwest
Sales & Merchandising		Region in 1993, Vice President — Merchandising in 1998 and Senior Vice President—Sales & Merchandising in 2002.

Robert R. Hudson	47	Mr. Hudson began his employment with the registrant’s
Vice President —		in 2002. He was named Vice President —Tubular Products.
Tubular Products		Formerly with U.S. Food Service as President and Ispat International NV.

Gary J. Kropf	55	Mr. Kropf began his employment with the registrant in 1999.
Vice President —		He was elected to the position of Vice President — Carbon
Sales East		Products in 1999 and became Vice President — Sales East in 2000.

Tim N. Lafontaine	49	Mr. Lafontaine began his employment with the registrant
Vice President —		in 1975, and was elected Vice President — Alloy Products in
Alloy Products		1998.

Richard S. Meyers	46	Mr. Meyers began his employment with the registrant in
Vice President —		2000 and was elected Vice President — Operations in 2001.
Operations		Formerly with Kennametals, Inc. as general manager
		manufacturing from 1997-2000 and with Dana Corp.
		1985-1987.

Name and Title	Age	Business Experience

John R. Nordin	46	Mr. Nordin began his employment with the registrant in 1998.
Vice President and		He was elected Vice President and Chief Information Officer
Chief Information Officer		in 1998.

Craig R. Wilson	51	Mr. Wilson began his employment with the registrant in
Vice President —		1979. He was elected to the position of Vice President —
Advanced Material		Eastern Region in 1997; Vice President — Business
Products		Improvement and Quality in 1998; and Vice President and General Manager — Great Lakes Region in 1999. He was named Vice President — Advanced Materials Products in 2000.

Paul J. Winsauer	51	Mr. Winsauer began his employment with the registrant in
Vice President —		1981. In 1996, he was elected to the position of Vice-
Human Resources		President — Human Resources.

James A. Podojil	60	Mr. Podojil began his employment with the registrant in
Chief Accounting Officer		1968. In 1977 he was elected to the position of Controller
and Treasurer/Controller		and in 1985 was elected to the additional post of Treasurer.

Jerry M. Aufox	60	Mr. Aufox began his employment with the registrant in 1977.
Secretary and Corporate		In 1985 he was elected to the position of Secretary and
Counsel		Corporate Counsel. He is responsible for all legal affairs of the registrant.

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 18, 2003 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Information Concerning Nominees for Directors” and is hereby incorporated by this specific reference.

ITEM 11 — Executive Compensation

All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 18, 2003, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Management Remuneration” and is hereby incorporated by this specific reference.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management

The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 18, 2003, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Information Concerning Nominees for Directors” and “Stock Ownership of Certain Beneficial Owners and Management” is hereby incorporated by this specific reference.

     Other than the information provided above, Part III has been omitted pursuant to General Instruction G for Form 10-K and Rule 12b-23 since the Company will file a Definitive Proxy Statement not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A, which involves the election of Directors.

ITEM 13 — Certain Relationships and Related Transactions

     None.

ITEM 14 — Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13s-14 under the securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective to ensure that information the Company is required to disclose in this annual report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART IV

ITEM 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

On November 22, 2002, the Company filed Form 8-K relating to the sale of 12,000 shares of Series “A” Cumulative Convertible Preferred Stock and the renegotiation of its loan covenants with its senior note holders which are incorporated by reference as Exhibit 99.1

A. M. Castle & Co.
Index To Financial Statements and Schedules

Page

Consolidated Statements of Operations — For the years ended December 31, 2002, 2001 and 2000	15

Consolidated Balance Sheets — December 31, 2002, 2001 and 2000	16

Consolidated Statements of Cash Flows — For the years ended December 31, 2002, 2001, and 2000	17-18

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2002, 2001 and 2000	18

Notes to Consolidated Financial Statements	19-31

Report of Independent Auditors	32

Valuation and Qualifying Accounts — Schedule II	37

Exhibits:

20	–	Report furnished to security holders
3	–	Articles of Incorporation and amendments
3	–	By laws of the Company
10	–	Description of management incentive plan
10	–	2000 restricted stock and stock option plan
99	–	8-K Filed November 22, 2002 — (Exhibit 99.1)
99	–	Consent of Independent Auditors — (Exhibit 99.2)

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

SCHEDULE II

A. M. Castle & Co.

Accounts Receivable — Allowance For Doubtful Accounts
Valuation And Qualifying Accounts
For The Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

			2002	2001	2000

Balance, beginning of year			$646	$590	$580
Add	—	Provision charged to income	1,018	600	1,814
	—	Recoveries	104	327	77
Less	—	Uncollectible accounts charged against allowance	(1,075)	(871)	(1,881)

Balance, end of year			$693	$646	$590

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

By:	/s/ James A. Podojil James A. Podojil, Treasurer and Controller (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the registrant.)

Date:	February 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 24th day of February, 2003.

/s/ Michael Simpson Michael Simpson, Chairman of the Board	/s/ John McCartney John McCartney, Director Chairman, Audit Committee	/s/John W. McCarter, Jr. John W. McCarter, Jr., Director Member, Audit Committee

/s/ G. Thomas McKane G. Thomas McKane, President - Chief Executive Officer, and Director	/s/ William K. Hall William K. Hall, Director Member, Audit Committee

/s/ Edward F. Culliton Edward F. Culliton, Vice President - Chief Financial Officer, and Director	/s/ John P. Keller John P. Keller, Director Member, Audit Committee

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, G. Thomas McKane, certify that:

1.	I have reviewed this annual report on Form 10-K of A. M. Castle & Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 24, 2003	/s/ G. Thomas McKane G. Thomas McKane President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward F. Culliton, certify that:

1.	I have reviewed this annual report on Form 10-K of A. M. Castle & Co.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 24, 2003	/s/ Edward F. Culliton Edward F. Culliton Vice President and Chief Financial Officer