Form 10-Q
period 2003-03-31
CASTLE A M & CO
filed 2003-05-15
CIK 18172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:     March 31, 2003        Commission File Number: 1-5415

               A. M. Castle & Co.
(Exact name of registrant as specified in its charter)

Maryland	36-0879160
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone, including area code:      847/455-7111

                                                       None
Former name, former address and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock, $0.01 Par Value	15,799,106 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Page Number
Part I. Financial Information
Item 1. Financial Statements (unaudited):
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6-10
Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations	11-14
Item 3. Quantitative and Qualitative Disclosure About Market Risk	14
Item 4. Control and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	16

CONDENSED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March_31,	December_31,	March_31,
	2003	2002	2002

ASSETS

Cash	$ 1,306	$ 918	$ 1,248
Accounts receivable	42,714	34,273	31,966
Inventories (principally on last-in, first-out basis)	128,092	131,704	133,652
Income tax receivable	12,929	9,897	4,973
Other current assets	7,492	7,930	7,435
Current assets - discontinued subsidiary	--	--	8,705

Total current assets	192,533	184,722	187,979
Investment in joint ventures	7,404	7,278	9,373
Goodwill	31,978	31,947	31,197
Pension assets	40,719	40,359	29,783
Advances to joint ventures and other assets	6,534	6,754	4,384
Property, plant and equipment at cost:
Land	6,027	6,025	5,824
Buildings	53,440	53,322	51,328
Machinery and equipment	126,311	125,376	124,840

	185,778	184,723	181,992
Less--accumulated depreciation	(105,534)	(103,188)	(97,656)

	80,244	81,535	84,336
Non-current assets - discontinued subsidiary	--	--	2,419

Total assets	$359,412	$352,595	$349,471

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$68,256	$64,192	$62,332
Accrued liabilities	16,834	16,092	14,523
Deferred and current taxes	4,386	4,351	3,674
Current portion of long-term debt	9,622	3,546	2,442
Current liabilities - discontinued subsidiary	--	--	6,584

Total current liabilities	99,098	88,181	89,555

Long-term debt, less current portion	103,814	108,801	113,146

Long-term debt - discontinued subsidiary	--	--	853

Deferred income taxes	23,011	21,101	20,358

Minority interest	1,376	1,352	1,290

Post retirement benefit obligations	2,222	2,236	2,181

Stockholders' equity
Preferred stock	11,239	11,239	--
Common stock	158	158	147
Additional paid in capital	35,017	35,017	28,459
Earnings reinvested in the business	83,851	85,490	95,496
Accumulated other comprehensive loss	(35)	(555)	(1,555)
Other-deferred compensation	(109)	(195)	(457)
Treasury stock, at cost	(230)	(230)	(2)

Total stockholders' equity	129,891	130,924	122,088

Total liabilities and stockholders' equity	$359,412	$352,595	$349,471

The accompanying notes are an integral part of these statements.

CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

(Unaudited)	For the Three Months Ended March 31,
2003	2002

Net sales	$ 141,646	$ 136,036
Cost of material sold	(98,444)	(94,744)

Gross material margin	43,202	41,292
Plant and delivery expense	(22,350)	(22,134)
Sales, general and administrative expense	(18,036)	(15,472)
Depreciation and amortization expense	(2,304)	(2,034)

Total other operating expense	(42,690)	(39,640)
Operating income	, 51	2	1,652
Equity in (loss) earnings of joint ventures	(37)	166
Interest expense, net	(2,443)	(1,768)
Discount on sale of accounts receivable	(329)	(298)

Loss from continuing operations before taxes	(2,297)	(248)
Income Taxes:
Federal	763	75
State	127	14

890	89

Net loss from continuing operations	(1,407)	(159)
Discontinued operations:
Income from discontinued operations,
net of income tax $2	--	7

Net loss	(1,407)	(152)
Preferred dividends	(238)	--

Net loss applicable to common stock	$ (1,645)	$ (152)

Basicand diluted loss per common share from:
Continuing operations	$ (0.10)	$ (0.01)
Discontinued operations	--	--

Total	$ (0.10)	$ (0.01)

The accompanying notes are an integral part of these statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,407)	$ (152)
Net income from discontinued operations	--	(7)
Depreciation and amortization	2,304	2,034
Equity in loss (earnings) of joint ventures	37	(166)
(Decrease) increase in deferred taxes	(1,361)	1,592
Non-cash pension income	(240)	(616)
Other	12	(461)

Cash from operating activities before working capital changes	(655)	2,224
Sale of accounts receivable	4,300	2,000
Other increase in working capital	(2,922)	(1,853)

Net cash from operating activities - continuing operations	723	2,371
Net cash from operating activities - discontinued operations	--	2,936

Net cash from operating activities	723	5,307
Cash flows from investing activities:
Advances to joint ventures	(114)	(1,605)
Capital expenditures, net of sales proceeds	(736)	(851)

Net cash from investing activities - continuing operations	(850)	(2,456)
Net cash from investing activities - discontinued operations	--	(16)

Net cash from investing activities	(850)	(2,472)

Cash flows
from financing activities:
Long-term borrowings, net	697	(4,105)
Preferred Dividends	(238)	--
Other	--	83

Net cash from financing activities - continuing operations	459	(4,022)
Net cash from financing activities - discontinued operations	--	628

Net cash from financing activities	459	(3,394)

Effect of exchange rate changes on cash	56	6

Net increase (decrease) in cash	388	(553)
Cash - beginning of year	918	1,801

Cash - end of period	$ 1,306	$ 1,248

Supplemental cash disclosure — cash (paid) received during the period:
Interest	$(2,227)	$(1,910)

Income taxes	$ (197)	$ 4,646

Supplemental schedule of non-cash investing and financing activity:
Common stock issued for employee pension plans	$ --	$ 5,000

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Condensed Financial Statements

1. Condensed Financial Statements

The condensed financial statements included herein are unaudited. The balance sheet at December 31, 2002 is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The 2003 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2. New Accounting Standards

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking- Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Leases", to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases" to eliminate any inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement was effective for fiscal years beginning after May 15, 2002. There was no effect on the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94- 3, "Liability Recognition for Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No.146 replaces EITF 94- 3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has complied with this pronouncement beginning in 2003.

During 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock- Based Compensation Transition and Disclosure". The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure is required for information on the fair value of stock options and the effect on earnings per share (in tabular form).

3. Earnings Per Share

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares and have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS No. 128 "Earnings per share" below is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported. (dollars and shares in thousands)

	For the Three Months Ended
	2003	2002

Net loss from continuing operations	$(1,407)	$(159)
Net income from discontinued operations	--	7

Net loss	(1,407)	(152)
Preferred dividends	(238)	--

Net loss applicable to common stock	$(1,645)	$(152)

Weighted average common shares outstanding	15,762	14,661
Dilutive effect of outstanding employee and
directors' common stock options and preferred stock	--	--

Diluted common shares outstanding	15,762	14,661

Basic and diluted loss per common share
Net loss from continuing operations	$(0.10)	$(0.01)
Net income from discontinued operations	--	--

Net loss from continuing and discontinued operations	$(0.10)	$(0.01)

Outstanding employee and directors' common
stock options and restricted and preferred stock shares
having no dilutive effect	3,702	1,397

4. Accounts Receivable Securitization

In December 2002, the Company replaced an Accounts Receivable Securitization facility scheduled to expire in March 2003 with a $60 million, three- year facility. The Company is utilizing a special purpose, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of March 31, 2003, $30.2 million of accounts receivable were sold to the finance company and an additional $8.5 million could have been sold under the agreement.

The new facility replaced a $50 million, 180- day extension of a prior agreement which expired in September, 2002. The expired $65 million, 364-day agreement had been put in place in September 2001. The amount of the accounts receivable sold to the financing company at March 31, 2002 was $42.0 million.

The sale of accounts receivable is reflected as a reduction of "accounts receivable, net" in the Condensed Balance Sheets and the proceeds received are included in "net cash provided from operating activities" in the Condensed Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to "discount on sale of accounts receivable" in the Condensed Statements of Operations.

5. Goodwill

In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards SFAS No. 142 "Goodwill and Other Intangible Assets". The Company adopted this accounting standard effective January 1, 2002 and based on an annual impairment test made during the first quarter of 2003, the Company has determined that there is no impairment to the goodwill balance of $32.0 million at March 31, 2003.

6. Discontinued Operations

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

For the Three Months Ended March 31,	2002

Net sales	$ 3.6
Pre-tax income	0.9
Net income	0.7

7. Joint Ventures

On May 1, 2002 the Company purchased the remaining joint venture partner's interest in Metal Express for $0.8 million. Metal Express serves the small order needs of tool and die shops, universities and other research facilities as well as the maintenance, engineering and non- manufacturing needs of the Company's traditional customer base. The results of this entity, now a wholly owned subsidiary, have been consolidated in the Company's financial statements as of the date of the acquisition.

8. LIFO

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2003 and March 31, 2002, must necessarily be based on management's estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year- end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $39.0 million and $39.5 million at March 31, 2003 and March 31, 2002 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

9. Stock Options

Valuation Assumptions -- As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", for the three months ended March 31, 2003. The following table summaries on a pro-forma basis the effects on the Company's net loss had compensation been recognized. The fair value of the options granted had been estimated using the Black Scholes option pricing model with the following assumptions in 2002: risk free interest rate of 4.0%, expected dividend yield of zero, option life of 10 years, and expected volatility of 30%. There were no options granted in the first quarter of 2003.

Pro-Forma Loss Information		For the 3 Months Ended March 31,

	2003		2002

Net loss applicable to common stock, as reported	$(1,645)		$(152)
Pro-forma effect of stock option compensation
under fair value based method for all awards	(236)		(232)

Pro-forma net loss applicable to common stock	$(1,881)		$(384)

Total basic and diluted loss per share, as reported	$(0.10)		$(0.01)

Pro-forma basic and diluted loss per share	$(0.12)		$(0.03)

10. Segment Reporting

The Company's distributes and performs first stage processing on both metals and plastics. Although the distribution process is similar, different products are offered and different customers are served by each of these businesses and, therefore, they are considered segments according to SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

The accounting policies of all segments are as described in the summary of significant accounting policies. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments.

     The following is the segment information for the quarters ended March 31, 2003 and 2002:

(in thousands)	Net Sales	Gross Mat'l Margin	Other Oper Exp	Operating Income(Loss)	Total* Assets

2003

Metals Segment	$125,605	$37,601	$(36,897)	$704	$316,470
Plastics Segment	16,041	5,601	(5,076)	525	30,013
Other	--	--	(717)	(717)	12,929

Consolidated	$141,646	$43,202	$(42,690)	$512	$359,412

2002

Metals Segment	$121,860	$36,415	$(34,612)	$1,803	$305,168
Plastics Segment	14,176	4,877	(4,394)	483	28,206
Other	--	--	(634)	(634)	4,973
Discontinued operation	--	--	--	--	11,124

Consolidated	$136,036	$41,292	$(39,640)	$1,652	$349,471

“Other” — Operating loss includes costs of executive and legal departments which are shared by both the metals and plastics segments. The segment’s total assets consist solely of the Company's income tax receivable (the segments file a consolidated tax return).

*The segment information for Total Assets at December 31, 2002 were as follows:

Metals Segment	$312,223
Plastics Segment	30,475
Other	9,897

Consolidated	$352,595

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 2002, the Company sold its United Kingdom subsidiary. The first quarter 2002 financial statements have been restated to present the subsidiary as a discontinued operation in accordance with generally accepted accounting principles. On May 1, 2002 Castle acquired its joint venture partner’s remaining interest in Metal Express. The results of this entity, now a wholly owned subsidiary, have been consolidated into Castle’s financial statements as of the date of acquisition. Metal Express results are consolidated for the first quarter of 2003 and are reported as a joint venture on the equity basis of accounting in the first quarter of 2002.

For the quarter ended March 31, 2003, Castle reported net sales of $141.6 million which is an increase of $5.6 million or 4.1% from the $136.0 million generated a year ago. Excluding the effects of the acquisition of Metal Express, the increase was $2.3 million, or 1.7%. The relatively flat sales performance in our core metals business is due to capacity utilization rates in the durable goods manufacturing sector which have leveled off at extremely depressed levels. Approximately 88.7 percent of all revenues were derived from the Company's core metal businesses with the remaining 11.3 percent from the distribution of plastics.

Gross material margin on sales increased by 4.6% to $43.2 million from $41.3 million in 2002. The gross material margin percentage increased slightly to 30.5% from 30.4% in 2002. Excluding the effects of Metal Express, gross material margin increased 0.6% and gross margin percentage decreased to 30.0% from 30.4%. The continuing price competition within the metals distribution industry is the main reason for the reduction in margin percentages.

Total other operating expenses in the first quarter of 2003 were $42.7 million as compared to $39.6 million for the same period in 2002, an increase of $3.1 million, or 7.7%. Metal Express accounted for $1.7 million of the increase while the expenses of our core metal and plastics business increased by $1.4 million, or 3.6%. Part of the increase in expenses is due to a reduction in non-cash pension income, net of non-cash expenses for post-retirement benefits, from $0.6 million in the first quarter of 2002 to $0.2 million during the first quarter of the current year. The decrease was mainly due to the decision to reduce the expected long-term rate of return on pension plan assets from 10% to 9% (see Liquidity and Capital Resources section). The majority of the remainder of the increase occurred in the Plastics segment due to increased volume, expenses related to the opening of a new facility and higher legal fees associated with the favorable settlement of a lawsuit.

During the first quarter of 2003 the Company generated operating income of $0.5 million compared with operating income of $1.7 million in 2002.

Total financing costs (interest expense, net and discount on sale of accounts receivable) increased by $0.7 from $2.1 million in the first quarter of 2002 to $2.8 million in 2003. The unfavorable variance was mainly due to increased interest rates of 200 basis points, which were negotiated in November 2002 with the Company's institutional and banking lenders, in exchange for favorable amendments to existing loan covenants. The accounts receivable securitization agreement that existed in the first quarter of 2002 was replaced in December 2002 with a three-year commitment with another institution. The new facility includes a comparable rate increase.

In November 2002 the Company's largest stockholder purchased, through a private placement, $12.0 million ($11.2 million net of transaction expenses) of eight-percent cumulative convertible preferred stock. Dividends of $0.2 million have been accrued in the first quarter of 2003.

The net loss applicable to common stock for the first quarter 2003 totalled $1.6 million or $0.10 per share, as compared a net loss of $0.2 million, or $.01 per share in the first quarter of 2002.

Segments

Metals

Revenue for this segment increased by $3.7 million, or 3.1%, to $125.6 million in the first quarter of 2003 from $121.9 million in 2002. Excluding Metal Express, which was consolidated effective May 1, 2002, sales increased by $0.4 million, or 0.3%. The slight increase in sales was achieved despite a reduction in tons shipped of 3.4%. The positive results were due to a swing in product mix towards higher priced non-ferrous materials from lower priced carbon and bar products.

The Metals segment operating profit decreased $1.1 million to $0.7 million from $1.8 million in 2002. Gross material margins increased $1.2 million while gross material margin percentage remained level at 29.9% when compared to the first quarter of 2002. Other operating expenses for the same period increased $2.3 million. Excluding the effects of the acquisition of Metal Express, operating profit remained at $0.7 million with gross material margin decreasing by $0.5 million resulting in a gross material margin rate of 29.4%. Operating expenses excluding Metal Express increased $0.7 million or 1.9%. The continuing price competition within the metals distribution industry is the main reason for the reduction in gross material margins and margin percentages. The majority of the increase in other operating expenses is due to a reduction in non-cash pension income, net of non-cash expenses for post-retirement benefits from $0.6 million in the first quarter of 2002 to $0.2 million during the first quarter of the current year. The decrease was primarily due to the decision by management to reduce the expected long-term rate of return on pension plan assets from 10% to 9% (see Liquidity and Capital Resources section).

Total assets of the Metals segment increased $11.3 million from the first quarter of 2002 to the first quarter of 2003. Prepaid pension assets accounted for $10.9 million of the increase as the result of the contribution of $8.3 million in cash and Company stock and $2.6 million in non-cash pension income. Accounts receivable increased $10.5 million primarily due to a $11.8 decrease in the amount of accounts receivable sold. Exclusive of the change in accounts receivables sold and the effect of Metal Express’s receivables balance on March 31, 2003 of $1.7 million, amounts due from customers were $3.0 million lower than March 31,2002 due to a 3.7 day improvement in days sales outstanding. These increases were offset by a $6.9 million decrease in inventory in concert with the Company's inventory reduction programs and a $3.5 million decrease in net fixed assets due to depreciation being greater than capital expenditures.

Plastics

Revenue for this segment increased 13.2% to $16.0 million in the first quarter of 2003 from $14.2 million for the comparable period in 2002 on higher total shipments.

The Plastics segment operating profit rose slightly in the first quarter of 2003. Gross material margin increased $0.7 million, or 14.8%, which is due to increased sales volume and an increase in gross material margin percentage to 34.9% from 34.4% in 2002. These favorable effects were offset by an increase in other operating expenses of $0.7 million dollars. This increase is due to sales volume related expenses of $0.3 million, expenses incurred in the opening of a new facility of $0.2 million, and higher legal fees associated with the favorable settlement of a lawsuit of $0.2 million.

Total assets of the Plastics segment increased $1.8 million quarter-over-quarter. The major reason for the increase was a $1.4 million rise in inventory in support of the increased sales volume.

Other

The Company's “Other” operating segment includes expenses related to executive and legal services that benefit both the metal and plastics segments. This expense remained relatively constant at $0.7 million in the first quarter of 2003 as compared to $0.6 million in the first quarter of 2002.

The “Other” segment’s total assets consist solely of the Company's income tax receivable of $12.9 million (which was received in April 2003). The $7.9 million increase over the balance at March 31, 2002 of $5.0 million was due to: timing of the receipt of part of the 2001 loss carryback, which was received in March 2002, legislation in 2002 allowing for an extended carryback period, and a favorable IRS ruling in the first quarter of 2003 with regards to the deductibility of certain pension related items.

Major Accounting Policies

There have been no changes in major accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

Working capital totalled $93.4 million at March 31, 2003 as compared to $98.4 million at March 31, 2002.

Total current assets increased by $4.6 million on a quarter-over-quarter basis. Accounts receivable increased by $10.7 million primarily due to an $11.8 million decrease in the amount of accounts receivable sold. Exclusive of this change, and the effect of Metal Express’ receivable balance, amounts due from customers were $2.8 million lower. This reflects a 3.7 day improvement in our core metals and plastics businesses’ days sales outstanding. As discussed under the “Other” segment section, the Company's income tax receivable increased by $7.9 million. These increases were offset by a $5.6 million decrease in inventory in concert with the Company's inventory reduction programs and an $8.7 million reduction in the current assets of its discontinued operation which was sold in May 2002.

Total current liabilities increased $9.5 million quarter-over-quarter. Accounts payable and accrued liabilities were larger by $8.2 million due primarily to the timing of payments. The increase in the current portion of long-term debt of $7.2 million is primarily due to the Company's intention to use a portion of the $12.9 million income tax refund to retire $6.2 million of currently outstanding industrial revenue bonds. These increases were offset by a $6.6 million decrease in the current liabilities of its discontinued operation.

After consultation with its investment advisors, and considering the weakness in the investment markets, management determined that the 10% expected long-term rate of return on pension plan assets should be reduced to 9% beginning January 1, 2003. The effect of this reduction was the primary reason for the decrease in non-cash income on pension investments, net of non-cash post retirement benefit expense, to $0.2 million in the first quarter of 2003 from $0.6 million in the first quarter of 2002.

At March 31, 2003 the Company was in compliance with the covenants of its financial agreements which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value.

During the first quarter of 2003 the Company received signed letters of intent for the sale of two of its underutilized plants. The estimated combined sale of these properties will yield approximately $13.5 million in cash. The Company will continue to serve customers in these markets by renting a portion of each of these two facilities.

The Company currently utilizes an Accounts Receivable Securitization program as its primary source of funds for working capital. At March 31,2003, $30.2 million was utilized under the facility ($42.0 million at March 31, 2002). There remained $8.5 million of immediately available funds under this facility along with $1.8 million of other committed lines of credit. Management believes that funds generated from future operations, the existing $10.3 million of financing availability, the $12.9 million of income tax refunds received in April 2003, and the anticipated $13.5 million of cash from the sale of it two underutilized operating facilities will provide adequate funding for current business needs.

Commitments and Contingencies

The Company has a buy/sell provision with its joint venture partner in Energy Alloys L.P. Under this provision, either party may present an offer to purchase its partner’s interest for a specific dollar value. The other party then has two options. It may accept the offer and sell its interest in the joint venture or it may buy the offerer’s interest at the same price. On January 28, 2003 the Company initiated a buy offer which the joint venture partner had thirty days to either accept or reject. If the partner did nothing, it would have been deemed to have accepted the Company's offer. Had the Company purchased its partner’s interest, it would have been required to pay approximately $1.7 million for equity and partner loans to the joint venture and assume debt of approximately $7.7 million. Should the partner have elected to purchase its interest, they would have been obligated to pay approximately $3.5 million for the Company's equity and loans to the joint venture.

On February 3, 2003, the joint venture partner served upon the Company a lawsuit to rescind the Partnership Agreement. The parties thereafter entered into negotiations which stayed the execution of the Company's offer to purchase. As a result of those negotiations a tentative settlement was reached wherein, subject to certain contingencies, the joint venture partner would purchase the Company's interest for $4.5 million. Because of these contingencies, the Company cannot determine, at this time, whether or not it will be a seller under the tentative settlement agreement or a buyer under the January 28, 2003 offer.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various rate and metal price risks that arise in the normal course of business. Operations are financed with fixed and variable rate borrowings and the Accounts Receivable Securitization facility. An increase of 1% in interest rates on the variable rate indebtedness and the Accounts Receivable Securitization facility would increase the Company's annual interest expense by approximately $0.5 million. The performances of the pension plans are subject to certain market risks arising from investment performance. A 1% decrease in investment performance would generate a $1.1 million reduction in earnings. A 0.25% decrease in the discount rate assumption would have the affect of increasing the accrued benefit obligation by $2.2 million. The Company's raw material costs are comprised primarily of engineered steels and highly specialized metals. Market risk arises from changes in the price of steel and other metals. Although average selling prices generally increase or decrease as the price of steel and other metals increase or decrease, the impact of a change in the price of steel and other metals is more immediately reflected in the Company's raw material cost than in the Company's prices.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Castle maintains a system of internal controls designed to provide reasonable assurance that its assets and transactions are properly recorded for the preparation of financial information. The system of internal controls is regularly monitored and tested by Castle’s internal auditor. On a quarterly basis a formal senior management review of internal audit results; systems and procedures; variance reports; safety; physical security; and legal and human resource issues is conducted.

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13s-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective to ensure that information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission.

(b) Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

Part II. OTHER INFORMATION

Item 1.

Legal Proceedings
There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant except for the litigation referred to under Commitments and Contingencies described under Part I Item 2.

Item 6.	Exhibits and Reports on Form 8-K (a) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: May 14, 2003	By: /ss/ J.A. Podojil
J. A. Podojil - Treasurer/Controller (Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)

CERTIFICATION PURSUANT TOSECTION
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

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ G. Thomas McKane
G. Thomas McKane President and Chief Executive Officer

CERTIFICATION PURSUANT TOSECTION
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

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Edward F. Culliton
Edward F. Culliton Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO18
U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G. Thomas McKane, President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ G. Thomas McKane
G.Thomas McKane
President and Chief Executive Officer
May 14, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO18
U.S.C. SECTION 1350,AS
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the “Company”) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward F. Culliton, Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s /Edward F. Culliton
Edward F. Culliton
Vice President and Chief Financial Officer
May 14, 2003