Form 10-Q
period 2003-06-30
CASTLE A M & CO
filed 2003-08-14
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ___________________June 30, 2003________________________________
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________
Commission File Number: ______________1-5415_______________________________________________
______________________A. M. Castle & Co._____________________________ (Exact name of registrant as specified in its charter)
_________________Maryland_____________________ (State or other jurisdiction of incorporation or organization)	___________36-0879160____________ (I.R.S. Employer Identification No.)
_3400 N. Wolf Road, Franklin Park, Illinois_ (Address of principal executive offices)	_____________60131_______________ (Zip Code)
___________________________________847 455-7111____________________________________ (Registrant's telephone number, including area code)
___________________________________NONE_______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at June 30, 2003
Common Stock, $0.01 Par Value 15,799,106 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Page Number
Part I. Financial Information
Item 1. Financial Statements (unaudited):

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20

Item 4. Control and Procedures	20-21

Part II. Other Information

Item 1. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	22

2	1

CONDENSED BALANCE SHEETS

(Amounts in thousands except per share data)
(Unaudited)

	June 30,	December 31,	June 30,
ASSETS	2003	2002	2002
Current assets
Cash and equivalents	$1,672	$918	$1,291
Accounts receivable, net	42,219	34,273	34,399
Inventories (principally on last-in, first-out basis)	127,658	131,704	140,241
Income tax receivable	—	9,897	3,711
Advances to joint ventures and other current assets	7,800	7,930	9,767
Total current assets	179,349	184,722	189,409
Investment in joint ventures	7,224	7,278	6,598
Goodwill	31,720	31,947	31,994
Pension assets	41,109	40,359	32,030
Advances to joint ventures and other assets	5,534	6,754	3,313
Property, plant and equipment, at cost
Land	6,031	6,025	5,825
Building	51,826	53,322	51,705
Machinery and equipment	119,302	125,376	131,361
	177,159	184,723	188,891
Less – accumulated depreciation	(102,062)	(103,188)	(101,653)
	75,097	81,535	87,238

Total assets	$340,033	$352,595	$350,582

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$61,722	$64,192	$67,679
Accrued liabilities	19,810	16,092	15,947
Current and deferred income taxes	4,037	4,351	3,276
Current portion of long-term debt	11,230	3,546	2,442
Total current liabilities	96,799	88,181	89,344
Long-term debt, less current portion	100,358	108,801	114,310
Deferred income taxes	17,753	21,101	20,859
Minority interest	1,404	1,352	1,316
Post retirement benefit obligations.	2,292	2,236	2,230
Stockholders' equity
Preferred stock	11,239	11,239	—
Common stock	159	158	149
Additional paid in capital	35,017	35,017	30,184
Earnings reinvested in the business	74,581	85,490	93,452
Accumulated other comprehensive income (loss)	732	(555)	(663)
Other–deferred compensation	(71)	(195)	(369)
Treasury stock, at cost	(230)	(230)	(230)
Total stockholders' equity	121,427	130,924	122,523
Total liabilities and stockholders' equity	$340,033	$352,595	$350,582

The accompanying notes are an integral part of these statements.

CONDENSED STATEMENTS OF OPERATIONS

(Aounts in thousands, except per share data)
(Unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$133,947	$141,214	$275,593	$277,250
Cost of material sold	(93,539)	(99,134)	(191,983)	(193,878)
Special charges	(1,524)	—	(1,524)	—
Gross material margin	38,884	42,080	82,086	83,372

Plant and delivery expense	(22,263)	(22,606)	(44,613)	(44,741)
Sales, general and administrative expense	(17,643)	(17,210)	(35,679)	(32,681)
Depreciation and amortization expense	(2,313)	(2,155)	(4,617)	(4,189)
Impairment and other operating expenses	(5,924)	—	(5,924)	—
Total other operating expenses	(48,143)	(41,971)	(90,833)	(81,611)

Operating (loss) income	(9,259)	109	(8,747)	1,761

Equity earnings (loss) of joint ventures	(44)	(72)	(81)	94
Impairment to joint venture investment and advances	(2,830)	—	(2,830)	—
Interest expense, net	(2,452)	(1,750)	(4,895)	(3,517)
Discount on sale of accounts receivable	(250)	(281)	(579)	(579)

Loss from continuing operations before income taxes	(14,835)	(1,994)	(17,132)	(2,241)

Income Taxes:
Federal	4,761	600	5,524	675
State	1,043	111	1,170	125
	5,804	711	6,694	800

Net loss from continuing operations	(9,031)	(1,283)	(10,438)	(1,441)

Discontinued operations:
Income (loss) from discontinued operations, net of income tax	—	(32)	—	(26)
Loss on disposal of subsidiary, net of income tax	—	(729)	—	(729)

Net loss	(9,031)	(2,044)	(10,438)	(2,196)
Preferred dividends	(240)	—	(477)	—
Net loss applicable to common stock	$(9,271)	$(2,044)	$(10,915)	$(2,196)
Basic and diluted (loss) income per share from:
Continuing operations	$(0.59)	$(0.09)	$(0.69)	$(0.10)
Discontinued operations	—	(0.05)	—	(0.05)
Total	$(0.59)	$(0.14)	$(0.69)	$(0.15)

The accompanying notes are an integral part of these statements.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the Six Months
	Ended June 30,
(Unaudited)	2003	2002
Cash flows from operating activities:	$(10,915)	$(2,196)
Net (loss) income	—	755
Net income from discontinued operations	4,617	4,189
Depreciation and amortization	81	(94)
Equity in (earnings) loss from joint ventures	6,466	3,344
Decrease (increase) in deferred taxes	(480)	(1,242)
Other	(1,694)	(2,850)
Cash (used by) provided from operating activities before working capital changes	(1,925)	1,906
Asset impairment and special charges	10,278	—
Net change in accounts receivable sold	1,800	1,000
(Decrease) increase in working capital	(5,822)	589
Net cash provided from operating activities – continuing operations	4,331	3,495
Net cash used by operating activities – discontinued operations	—	(1,194)
Net cash provided from operating activities	4,331	2,301
Cash flows from investing activities:
Investments and acquisitions	—	(842)
Proceeds from disposition of subsidiary	—	2,486
Advances to joint ventures	(233)	(1,789)
Capital expenditures, net of sales proceeds	(1,727)	(74)
Net cash used by investing activities – continuing operations	(1,960)	(219)
Net cash provided from investing activities – discontinued operations	—	98
Net cash used by investing activities	(1,960)	(121)

Cash flows from financing activities:
Long-term borrowings, net	(1,737)	(4,044)
Effect of exchange rate changes on cash	120	56
Other	—	361
Net cash used by financing activities – continuing operations	(1,617)	(3,627)
Net cash provided from financing activities – discontinued operations	—	937
Net cash used by financing activities	(1,617)	(2,690)
Net increase (decrease) in cash	754	(510)
Cash - beginning of year	$918	$1,801
Cash - end of period	$1,672	$1,291
Supplemental cash disclosure-cash (paid) received during the period:
Interest	$(4,634)	$(4,279)
Income taxes	$12,813	$6,663
Supplemental schedule of non-cash investing and financing activity:
Common stock issued for employee pension plans	$—	$6,500

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Condensed Financial Statements

1. Condensed Financial Statements

The condensed financial statements included herein are unaudited. The balance sheet at December 31, 2002 is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The 2003 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2. New Accounting Standards
In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement was effective for fiscal years beginning after May 15, 2002. There was no effect on the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Costs, Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has complied with this pronouncement beginning in 2003.

During 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosure". The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure is required for information on the fair value of stock options and the effect on earnings per share (in tabular form).

In May 2003, the FASB issued SFAS No. 150 – "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This Statement is effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

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

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss from continuing operations	$(9,031)	$(1,283)	$(10,438)	$(1,441)
Net loss from discontinued operations	—	(761)	—	(755)
Net loss	(9,031)	(2,044)	(10,438)	(2,196)
Preferred dividends	(240)	—	(477)	—
Net loss applicable to common stock	$(9,271)	$(2,044)	$(10,915)	$(2,196)

Weighted average common shares outstanding	15,780	14,812	15,771	14,737
Dilutive effect of outstanding employee and Directors’common stock options and preferred stock	—	—	—	—
Diluted common shares outstanding	15,780	14,812	15,771	14,737

Basic and diluted loss per common share
Net loss from continuing operations	$(0.59)	$(0.09)	$(0.69)	$(0.10)
Net loss from discontinued operations	—	(0.05)	—	(0.05)
Net loss from continuing and discontinued operations	$(0.59)	$(0.14)	$(0.69)	$(0.15)

Outstanding employee and directors' common stock options and restricted and preferred stock Shares having no dilutive effect	3,662	1,390	3,662	1,390

4. Accounts Receivable Securitization
In December 2002, the Company replaced an Accounts Receivable Securitization facility scheduled to expire in March 2003 with a $60 million, three-year facility. The Company is utilizing a special purpose, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of June 30, 2003, $27.5 million of accounts receivable were sold to the finance company and an additional $9.1 million could have been sold under the agreement.

The new facility replaced a $50 million, 180-day extension of a prior agreement which expired in September, 2002. The expired $65 million, 364-day agreement had been put in place in September 2001. The amount of the accounts receivable sold to the financing company at June 30, 2002 was $41.0 million.

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

5. Goodwill
In July 2001 the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". The Company adopted this accounting standard effective January 1, 2002. As a result of the decision to sell one of its business units (see Note 11), $0.3 million of goodwill was impaired in the second quarter of 2003. Based on an annual impairment test made during the first quarter of 2003, the Company has determined that there is no impairment to the remaining goodwill balance of $31.7 million at June 30, 2003.

The changes in carrying amounts of goodwill were as follows:

	Metal	Plastics
Segment		Segment	Total
Balance as of December 31, 2002	$18,974	$12,973	$31,947
Impairment	(304)	—	(304)
Currency valuation	77	—	77
Balance as of June 30, 2003	$18,747	$12,973	$31,720

  Discontinued Operations
  On May 1, 2002 the Company sold its United Kingdom subsidiary for $6.5 million consisting of $3.3 million received in cash ($2.5 million paid at closing, $0.8 million received in January 2003) and $3.2 million to settle amounts owed. The after-tax loss on the sale totalled $0.8 million. The financial statements for all periods have been restated to present the subsidiary as a discontinued operation in accordance with generally accepted accounting principles. The following is a summary of the discontinued operation's financial data (in millions):

	For The Three	For The Six
	Months Ended	Months Ended
	June 30,	June 30,
	2002	2002
Net sales	$0.9	$4.5
Pre-tax loss	(0.1)	(0.1)
Net loss	—	—

7. Joint Ventures
On May 1, 2002 the Company purchased the remaining joint venture partner's interest in Metal Express for $0.8 million. Metal Express serves the small order needs of tool and die shops, universities and other research facilities as well as the maintenance, engineering and non-manufacturing needs of the Company's traditional customer base. The results of this entity, now a wholly owned subsidiary, have been consolidated in the Company's financial statements as of the date of the acquisition.

8. LIFO

Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2003 and June 30, 2002, must necessarily be based on management’s estimates of inventory levels and costs. Based on these estimates the Company recorded $0.3 million of LIFO expense during the second quarter of 2003. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $39.0 million and $39.5 million at June 30, 2003 and June 30, 2002 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

9. Stock Options
Valuation Assumptions – As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", for the periods ended June 30, 2003. The following table summaries on a pro-forma basis the effects on the Company's net loss had compensation been recognized. The fair value of the options granted had been estimated using the Black Scholes option pricing model with the following assumptions in 2002: risk free interest rate of 4.0%, expected dividend yield of zero, option life of 10 years, and expected volatility of 30%. There were no options granted in the first half of 2003.

Pro-Forma Loss Information

	For The Three		For The Six
	Months Ended		Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss applicable to common stock, as reported	$(9,271)	$(2,044)	$(10,915)	$(2,196)
Pro-forma effect of stock option compensation under fair value based method for all awards	(237)	(231)	(473)	(463)
Pro-forma net loss applicable to common stock	$(9,508)	$(2,275)	$(11,388)	$(2,659)

Total basic and diluted loss per share, as reported	$(0.59)	$(0.14)	$(0.69)	$(0.15)
Pro-forma basic and diluted loss per share	$(0.60)	$(0.15)	$(0.72)	$(0.18)

10. Segment Reporting
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

The following is the segment information for the quarters ended June 30, 2003 and 2002:

	Net	Gross	Other	Operating
(in thousands)	Sales	Mat'l Margin	Oper Exp	Income(Loss)
2003
Metals Segment	$117,605	$33,100	$(42,480)	$(9,380)
Plastics Segment	16,342	5,784	(5,029)	755
Other	—	—	(634)	(634)
Consolidated	$133,947	$38,884	$(48,143)	$(9,259)

2002
Metals Segment	$125,629	$36,800	$(36,639)	$161
Plastics Segment	15,585	5,280	(4,665)	615
Other	—	—	(667)	(667)
Discontinued operation	—	—	—	—
Consolidated	$141,214	$42,080	$(41,971)	$109

The following is the segment information for the six months ended June 30, 2003 and 2002:

	Net	Gross	Other	Operating
(in thousands)	Sales	Mat'l Margin	Oper Exp	Income(Loss)
2003
Metals Segment	$243,210	$70,701	$(79,377)	$(8,676)
Plastics Segment	32,383	11,385	(10,105)	1,280
Other	—	—	(1,351)	(1,351)
Consolidated	$275,593	$82,086	$(90,833)	$(8,747)

2002
Metals Segment	$247,489	$73,215	$(71,251)	$1,964
Plastics Segment	29,761	10,157	(9,059)	1,098
Other	—	—	(1,301)	(1,301)
Discontinued operation	—	—	—	—
Consolidated	$277,250	$83,372	$(81,611)	$1,761

Other" — Operating loss includes costs of executive and legal departments which are shared by both the metals and plastics segments. The segment's total assets consist solely of the Company's income tax receivable (the segments file a consolidated tax return).

The segment information for Total Assets at June 30, 2003, December 31, 2002 and June 30, 2002 was as follows:

	June 30	December 31	June 30
	2003	2002	2002
Metals Segment	$309,977	$312,223	$318,300
Plastics Segment	30,056	30,475	28,571
Other	—	9,897	3,711
Consolidated	$340,033	$352,595	$350,582

11. Asset Impairment and Special Charges

During the second quarter of 2003, the Company initiated a major restructuring program within its Metals segment. The restructuring anticipates the sale or liquidation of several under-performing and cash consuming business units, which are not strategic to the Company’s long-term strategy. The restructuring includes the closing of KSI, LLC a chrome bar plating operation; the liquidation or sale of Castle’s 50% interest in Laser Precision, a joint venture which produces laser cut parts; the July 2003 sale of the operating assets of Keystone Honing Company, a subsidiary which processes and sells honed tubes; the disposal of selected pieces of equipment which interfere with more efficient use of the Company’s distribution facilities and the July 2003 sale of Castle’s 50 percent interest in Energy Alloys, a joint venture which distributes tubular goods to the oil and gas field industries.

The impairment and special charges consisted of $1.5 million of inventories anticipated to be sold or liquidated in connection with the disposition of these businesses; the impairment of long-lived assets of $4.9 million based on their anticipated sale price or appraisal value; the accrual of $1.0 million of contract termination costs under operating leases associated with the sale of the businesses’ non inventory assets, which are included in "impairment and other operating expenses"; and a $2.8 million impairment on the investment in the two joint ventures; which are included in "impairment to joint venture investment and advances."

KSI, LLC

Although the Company has made significant investments in this business the operation has never operated profitably due to the lack of sufficient volume. New business was aggressively being sought, but due to the highly depressed activity in the markets it serves, the necessary volume could not be achieved. In the second quarter of 2003, the decision was made to cease operations and begin the liquidation of the business unit. As result of this decision an impairment of $3.7 million was recorded on long-lived assets; $0.6 million was accrued for contract termination costs under operating leases; $0.4 million was accrued for environmental shutdown and clean up costs of the existing building; and $0.7 million of special charges were incurred to reduce inventory to anticipated liquidation value.

Laser Precision, a joint venture

Continued depression in the manufacturing environment and failure to achieve breakeven points or positive cash flows during the first six months of 2003 led to the decision to liquidate or sell this joint venture. An impairment of $2.6 million was recognized based upon the Company’s anticipated loss on disposition of its investment.

Keystone Honing Company

During the second quarter of 2003 the Company entered into negotiations to sell selected assets of this wholly owned subsidiary. The sale was completed on July 31, 2003. As a result of the impending sale, an impairment charge of $0.5 million was recorded on long-lived assets and goodwill and a special charge of $0.8 million was recorded to reduce inventory to its net realizable value. The assets held for sale at June 30, 2003 included non-current assets of $0.8 million and $0.3 million of net current assets.

Long-Lived asset impairment and Lease Termination Costs

Selected long-lived assets were either impaired or accruals were made for contract termination costs totaling $0.7 million. The decision was made to dispose of the owned assets and cease use of the leased assets in order to facilitate plant consolidations and to maximize plant utilization.

Energy Alloys, a joint venture

Under the Company’s joint venture agreement, Energy Alloys LP, the Company had the right under the buy-sell agreement to either purchase or sell its interest for a specific dollar value. The Company exercised this provision on January 28, 2003. The two parties entered into negotiations, which resulted in an agreement under which the joint venture partner would purchase the Company’s interest for $4.4 million. On July 23, 2003 the Company received $1.5 million in cash and a $2.9 million promissory note for its interest in the joint venture. An impairment charge of $0.2 million was recorded based on the anticipated loss on the sale primarily due to professional service fees associated with this transaction.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

On May 1, 2002 Castle acquired its joint venture partner’s remaining interest in Metal Express. The results of this entity, now a wholly owned subsidiary, have been consolidated into Castle’s financial statements as of the date of acquisition. Their results are consolidated for the first half of 2003 and the last two months of the first half of 2002. Metal Express was reported as a joint venture on an equity basis for the first four months of 2002.

In the second quarter, the Company initiated a major restructuring including the sale or closing of several under-performing and cash consuming business units. Management believes the restructuring will better posture the Company to participate in the economic recovery by shedding business units that have in recent years either produced operating losses, consumed disproportionate amounts of cash, or both and, are not strategic fits with the Company's core business.

The restructuring consists of selling or liquidating two joint ventures, the selling of one of its subsidiaries, the closing of its chrome bar processing operation, and the sale of underutilized equipment. The restructuring resulted in special charges of $1.5 million due to the write-down of inventory to the sale price or realizable value; the impairment of long-lived assets of $4.9 million based on the anticipated sale price or appraisal value; the accrual of $1.0 million of contract termination costs under operating leases; and the impairment to joint venture investments and advances to realizable value of $2.8 million. The pre-tax loss on these items totalled $10.2 million for an after-tax loss of $6.2 million, or $0.39 per share. Excluding the effects of these items, the after-tax loss was $3.1 million, or $0.20 per share.

Second Quarter 2003 as Compared to the Second Quarter 2002

Consolidated

For the quarter ended June 30, 2003 Castle reported net sales of $133.9 million which is a decrease of $7.3 million or 5.2% from the $141.2 million generated a year ago. Approximately 88 percent of all revenues in the second quarter 2003 were derived from the Company’s core metal businesses with the remaining 12 percent from the distribution of plastics. Gross material margin on sales decreased by 7.6% to $38.9 million from $42.1 million while gross material margin percentage decreased in the second quarter 2003 to 29.0% from 29.8% in 2002. Total other operating expenses in the second quarter 2003 totalled $48.1 million as compared to $42.0 million for the same period in 2002, an increase of $6.1 million, or 14.5%. During the second quarter 2003 the Company generated an operating loss of $9.3 million compared with operating income of $0.1 million in 2002. Exclusive of the restructuring charges and the results of Metal Express’ operations, the Company’s operating loss was $1.9 million in the second quarter of 2003, compared with operating income of $0.2 million for the same period of 2002.

The following table summarizes the results of the restructuring charges and the impact of the consolidation of Metal Express, which was only included in the consolidated totals for two months in the second quarter of 2002 (in millions):

	Second Qtr '03			Second Qtr ‘02
	Restructuring	Metal Express	Total	Metal Express
Sales	$—	$3.2	$3.2	$2.1
Gross Material Margin	(1.5)	1.6	0.1	1.0
Other Operating Expenses	(5.9)	(1.6)	(7.5)	(1.1)
Operating Loss	$(7.4)	$—	$(7.4)	$(0.1)

The changes to sales, gross material margin and operating expenses exclusive of the restructuring charges and the Metal Express operations as summarized in the table above, are described in the following two paragraphs.

For the quarter ended June 30, 2003 net sales totalled $130.8 million which is a decrease of $8.3 million, or 6.0% from the $139.1 million generated a year ago. Gross material margin on sales declined by 5.6% to $38.8 million from $41.1 million while gross material margin percentage increased slightly in the second quarter 2003 to 29.7% from 29.5% in 2002. The reduction in sales and gross material margin is due to the continuing recessionary pressure within the producer durable goods manufacturing sector of the economy which is the primary market for the metals segment of the Company.

Operating expenses in the second quarter 2003 totalled $40.6 million as compared to $40.9 million for the same period in 2002, a reduction of $0.3 million, or 0.7%. Volume related expenses were down by $0.9 million. This decrease was partially offset by a reduction in non-cash pension income, net of non-cash expenses, for post-retirement benefits from $0.6 million in the second quarter 2002 to $0.2 million during the second quarter of the current year. This was due to a decision by management to reduce the expected long-term rate of return on pension plan assets from 10% to 9% (see Liquidity and Capital Resources section). There was also a $0.2 million increase in severance expense in the metals segment quarter-over-quarter as part of the Company's continuing effort to reduce future salary and wage costs to bring them in line with the reduced sales activity levels.

Total financing costs (interest expense, net and discount on sale of accounts receivable) rose by $0.7 million to $2.7 million in the first quarter 2003 from $2.0 million in 2002. The unfavorable variance was mainly due to increased interest rates of 200 basis points, which were negotiated in November 2002 with the Company’s institutional and banking lenders, in exchange for favorable amendments to existing loan covenants. The accounts receivable securitization agreement that existed in the second quarter 2002 was replaced in December 2002 with a three-year commitment with another institution. The new facility includes a comparable rate increase.

In November 2002 the Company’s largest stockholder purchased, through a private placement, $12.0 million ($11.2 million net of transaction expenses) of eight-percent cumulative convertible preferred stock. Dividends of $0.2 million have been accrued for the second quarter 2003.

The net loss applicable to common stock for the second quarter 2003 totalled $9.3 million or $0.59 per share, as compared to last year's net loss of $2.0 million or $0.14 per share.

First Half 2003 as Compared to the First Half 2002

Consolidated

For the six months ended June 30, 2003 Castle reported net sales of $275.6 million, a decrease of $1.6 million, or 0.6% from the $277.2 million generated a year ago. Approximately 88 percent of all revenues in the first half of 2003 were derived from the Company’s core metal businesses with the remaining 12 percent from the distribution of plastics. Gross material margin on sales decreased by 1.6% to $82.1 million from $83.4 million, while gross material margin percentage decreased slightly in the first half of 2003 to 29.8% from 30.1% in 2002. Other operating expenses in the first half of 2003 totalled $90.8 million as compared to $81.6 million for the same period in 2002, an increase of $9.2 million, or 11.3%. During the first half of 2003 the Company generated an operating loss of $8.7 million compared with operating income of $1.8 million in 2002. Exclusive of the restructuring charges and the results of Metals Express’ operations, the Company’s operating loss was $1.3 million in the first half of 2003, compared to operating income of $1.9 million for the same period in 2002.

The following table summarizes the results of the restructuring charges and the impact of the consolidation of Metal Express, which was only included in the consolidated totals for two months in the first half of 2002 (in millions):

	Six Months 2003			Six Months 2002
	Restructuring	Metal Express	Total	Metal Express
Sales	$—	$6.5	$6.5	$2.1
Gross Material Margin	(1.5)	3.2	1.7	1.0
Other Operating Expenses	(5.9)	(3.2)	(9.1)	(1.1)
Operating Loss	$(7.4)	$—	$(7.4)	$(0.1)

The charges to sales, gross material margin and operating expenses exclusive of the restructuring charges and the Metal Express operation as summarized in the table above, are described in the following two paragraphs.

For the six months ended June 30, 2003 net sales totalled $269.0 million, a decrease of $6.1 million or 2.2% from the $275.1 million generated a year ago. Gross material margin on sales decreased by 2.4% to $80.4 million from $82.4 million while gross material margin percentage remained level for both periods at 29.9%. The reduction in sales and gross material margin is due to the continuing recessionary pressure within the producer durable goods manufacturing sector of the economy which is the primary market for the metals segment of the Company.

Other operating expenses in the first half of 2003 totalled $81.7 million as compared to $80.5 million for the same period in 2002, an increase of $1.2 million, or 1.5%. Part of the increase in expenses was due to the reduction in non-cash pension income, net of non-cash expenses, for post-retirement benefits to $0.4 million in the first half of 2003 from $1.2 million last year. In addition, the Plastics segment of the business incurred higher operating costs in the first quarter of 2003 of $0.4 million related to the opening of a new facility and additional legal fees associated with the successful settlement of a lawsuit.

Total financing costs (interest expense, net and discount on sale of accounts receivable) increased by $1.4 million to $5.5 million in the first half of 2003 from $4.1 million in 2003.

Preferred stock dividends of $0.5 million had been either accrued or paid in the first half of 2003.

The net loss applicable to common stock for the first half of 2003 totalled $10.9 million or $0.69 per share, as compared to last year's net loss of $2.2 million or $0.15 per share.

Segments

Metals Segment

Second Quarter 2003 as Compared to the Second Quarter 2002

Revenue for this segment decreased by $8.0 million, or 6.4% to $117.6 million in the second quarter 2003 from $125.6 million in 2002. Gross material margins decreased $3.7 million while gross material margin percent decreased to 28.1% from 29.3% in 2002. Other operating expenses for the same period increased $5.9 million to $42.5 million in 2003 from $36.6 million in 2002. Operating profit decreased $9.6 million to a loss of $9.4 million from a profit of $0.2 million in 2002.

All of the restructuring costs were incurred in this segment. Gross material margin was adversely affected by $1.5 million and other operating expenses included an additional charge of $5.9 million resulting in a negative impact on operating losses of $7.4 million.

The changes to sales, gross material margin, and operating expenses exclusive of the restructuring charges and the Metal Express operation, as summarized previously, are described in the following paragraphs.

Sales decreased by $9.1 million, or 7.4% to $114.4 million from $123.5 million last year. Gross material margin decreased 7.8% to $33.0 million from $35.8 million while gross material margin percentage remained constant at 28.9%. Other operating expenses decreased $0.5 million, or 0.2% to $35.0 million from $35.5 million. Volume related expenses fell $1.1 million. This decrease was partially offset by a reduction in non-cash pension income, net of non-cash expenses for post-retirement benefits of $0.4 million along with the increase in severance expense of $0.2 million.

First Half 2003 as Compared to the First Half 2002

Revenue for this segment decreased by $4.3 million or 1.7% to $243.2 million in the first half 2003 from $247.5 million in 2002. Gross material margins decreased $2.5 million to $70.7 million from $73.2 million, while gross material margin percent decreased slightly to 29.1% from 29.6% in 2002. Other operating expenses for the same period increased $8.1 million to $79.4 million, from $71.3 million. Operating profit decreased $10.7 million to an $8.7 million loss from a $2.0 million profit in 2002.

The restructuring costs of $1.5 million in gross material margin and $5.9 million had a $7.4 million negative impact on the operating loss.

The changes to sales, gross material margin, and operating expenses exclusive of the restructuring charges and the Metal Express operation, as summarized previously, are described in the following paragraphs.

Sales decreased $8.7 million, or 3.5% to $236.7 million from $245.4 million a year ago. Gross material margin on sales declined by 4.4% to $69.0 million from $72.2 million while gross material margin fell slightly in the first half of 2003 to 29.2% from 29.4% in 2002. "Other" operating expenses increased slightly to $70.3 million from $70.2 million a year ago. Volume related expenses fell $0.9 million. A decrease in non-cash expenses for post-retirement benefits of $0.8 million and the $0.2 million increase in severance expense offset this decrease.

Total Assets

June 30, 2003 as Compared to June 30, 2002

Total assets of the Metals segment decreased $8.3 million from the second quarter 2002 to the second quarter 2003. Inventory decreased by $13.7 million, $12.2 million which was in concert with the Company’s inventory reduction programs and $1.5 million was due to the write-down of inventories to sale price or realizable value as part of the Company's restructuring program. Depreciation was larger than capital expenditures (net of a sale/leaseback transaction) which reduced total assets by $7.6 million and $4.2 million was due to the impairment of property, plant and equipment. During the second quarter of 2003, $2.8 million of advances to joint ventures were impaired in conjunction with the restructuring program relating to the liquidation or sale of two of the Company's joint ventures. At June 30, 2002 the Company was due $0.8 million from the purchaser of its United Kingdom subsidiary which was received in January 2003. These decreases were offset by increases in prepaid pension assets of $9.1 million as the result of the contribution of $6.8 million in cash and Company stock and $2.3 million in non-cash pension income. Accounts receivable increased $7.9 million primarily due to a $13.5 million decrease in the amount of accounts receivable sold. Exclusive of the change in accounts receivable sold, the amounts due from customers were $5.6 million lower than June 2002 due to a reduction in sales volume and a 0.6 day improvement in days sales outstanding. $2.0 was invested in Certificates of Deposit (restricted cash) to secure a Letter of Credit related to the Company’s insurance program and a credit card program and approximately $1.5 million was added to prepaid expenses over the past twelve months for legal and other fees related to the renegotiations on the Company’s debt structure.

June 30, 2003 as Compared to December 31, 2002

Total assets of the Metals segment decreased $2.2 million from December 31, 2002 to June 30, 2003. Inventory decreased $4.3 million, $2.8 million of which was in concert with the Company’s inventory reduction programs and $1.5 million was due to the write down of inventory to anticipated sales price or realizable value as part of the Company’s restructuring program. Depreciation was larger than capital expenditures, which reduced total assets by $2.3 million and a $4.2 million reduction was due to the impairment of property, plant and equipment. During the second quarter of 2003, $2.8 million of advances to joint ventures were impaired in conjunction with the restructuring program relating to the liquidation or sale of two of the Company’s joint ventures. At December 31, 2002 the Company was due $0.8 million from the purchaser of its United Kingdom subsidiary, which was received in January 2003. These decreases were offset by volume related increases in accounts receivable of $8.9 million. Daily sales outstanding improved 1.2 days. Increases were also generated due to non-cash pension income $0.8 million, $0.8 million of legal fees related to the renegotiations on the Company’s debt restructure and $0.7 million in cash and equivalents due to the timing of check payments.

Plastics Segment

Second Quarter 2003 as Compared to the Second Quarter 2002

Revenue for this segment increased on higher total shipments by $0.7 million, or 4.5% to $16.3 million in the second quarter 2003 from $15.6 million for the comparable period in 2002. For the quarter gross material margin rose $0.5 million, or 9.5% which is due to higher sales volume and an increase in gross material margin percentage to 35.4% from 33.9%. The increase was due primarily to a higher portion of fabricated products in the sales mix. These favorable effects were offset by an increase in other operating expense of $0.3 million to $5.0 million from $4.7 million, which was primarily due to increased sales activity. Operating profit for the second quarter 2003 was $0.8 million as compared to last year's results of $0.6 million.

First Half 2003 as Compared to the First Half 2002

Revenue for this segment increased on higher total shipments by $2.6 million, or 8.7%, to $32.4 million in the first half of 2003 from $29.8 million for the comparable period in 2002. For the first half, gross material margin rose $1.2 million, or 11.8% to $11.4 million from $10.2 million a year ago which is due to the higher sales volume and an increase in gross material margin percentage to 35.2% from 34.1%. The increase was due primarily to a higher portion of fabricated products in the sales mix. These favorable effects were offset by an increase in other operating expenses of $1.0 million due to the opening of two new facilities and higher legal fees associated with a favorable settlement of a lawsuit. Operating profit for the first half 2003 was $1.3 million as compared to $1.1 million last year.

Total Assets

June 30, 2003 as Compared to June 30, 2002

Total assets of the Plastics segment increased $1.5 million from June 30, 2002 to June 30, 2003. The major reason for the increase was a $1.1 million rise in inventory in support of the increased sales volume.

June 30, 2003 as Compared to December 31, 2002

Total assets for this segment decreased $0.4 million from December 31, 2002 to June 30, 2003. The decrease was mainly due to a $0.9 million reduction in accounts receivable primarily due to a $2.0 million increase in accounts receivable sold. Exclusive of the change in accounts receivable sold, the amounts due from customers were $2.9 million higher than December 31, 2002 due to higher sales volumes and a 0.9 day increase in days sales outstanding.

Other Segment

The Company’s "Other" operating segment includes expenses related to executive and legal services that benefit both the metals and plastics segments. These expenses remained relatively constant at $0.6 million in the second quarter 2003 and $1.4 million for the first six months of 2003 when compared to $0.7 million and $1.3 million, respectively for the same periods last year.

The "Other" segments total asset balance of $3.7 million at June 30, 2003 and $9.9 million at December 31, 2002 consisted of the Company's income tax receivable which was refunded in the second quarter of 2003.

Major Accounting Policies

There have been no changes in major accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

Working capital totalled $82.6 million at June 30, 2003 as compared to $100.1 million at June 30, 2002.

Total current assets declined $10.1 million quarter-over-quarter. Inventory decreased by $12.6 million of which, $11.1 million was in concert with the Company’s inventory reduction programs while the remaining $1.5 million was the result of the write-down of inventory to sale price or realizable value as part of the Company's restructuring initiative. As discussed under the "Other" segment section, income tax receivable decreased by $3.7 million. At June 30, 2002 the Company was due $0.8 million from the purchaser of its United Kingdom subsidiary which was received in January 2003. Accounts receivable rose $7.8 million primarily due to a $13.5 million decrease in the amount of accounts receivable sold. Exclusive of the change in accounts receivable sold, the amounts due from customers were $5.7 million lower than June 2002 due to a reduction in sales volume and a 0.4 day improvement in days sales outstanding. $2.0 million was invested in Certificates of Deposit (restricted cash) to secure a Letter of Credit related to the Company’s insurance program and a credit card program.

Total current liabilities increased $7.5 million quarter-over-quarter. The current portion of long term debt rose to $11.2 million (an increase of $8.8 million) primarily due to an increase of amounts due within the next twelve months on its normal debt maintenance schedule along with the Company’s intention of accelerating payments on one of its industrial development revenue bonds with the cash proceeds from the liquidation of under performing business units. Current and deferred income taxes increased $0.8 million due to increases in deferred taxes caused by timing differences between financial statements and tax returns in the recognition of certain expenses. These increases were offset by a $2.1 million decrease in accounts payable and accrued liabilities, which were reduced primarily due to lower purchasing activity.

After consultation with its investment advisors and considering the weakness in the investment markets, management determined that the 10% expected long-term rate of return on pension plan assets should be reduced to 9% beginning January 1, 2003. The effect of this reduction was to decrease the non-cash income on the pension investments net of non-cash post retirement benefit expense to $0.2 million in the second quarter 2003 from $0.6 million in the second quarter 2002 ($0.4 million for the first six months of 2003 as compared to $1.2 million in the first six months of 2002).

During the first six months of 2003 the Company was in compliance with the covenants of its financial agreements which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value.

During the first quarter 2003 the Company received signed letters of intent for the sale of two of its underutilized operating facilities. The estimated combined sale of these properties will yield approximately $14.0 million in cash. In July 2003 the Company received $10.5 million on the sale of one of these facilities. The Company will rent back only the amount of space required to serve these markets effectively.

The Company currently utilizes an Accounts Receivable Securitization program as its primary source of funds for working capital. At June 30, 2003, $27.5 million was utilized under the facility ($41.0 million at June 30, 2002). Under this facility there remains $9.1 million of immediately available funds. Management believes that funds generated from future operations, the existing $9.1 million of financing availability and the received and anticipated $14.0 million of cash from the sale of its underutilized operating facilities will provide adequate funding for its business needs.

Commitments and Contingencies

Under the Company's joint venture agreement, Energy Alloys LP, the Company had the right under the Buy-Sell provision with the joint venture partner to either purchase or sell its interest for a specific dollar value.

The Company exercised this Buy-Sell provision on January 28, 2003. The Company and its joint venture partner entered into negotiations which resulted in an agreement under which the partner would purchase the Company's interest for $4.4 million.

On July 23, 2003 the Company sold its interest in the joint venture to the joint venture partner for $1.5 million cash and a Promissory Note of $2.9 million at an interest rate of 6 percent per annum payable over a 10-year period.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various rate and metal price risks that arise in the normal course of business. Operations are financed with fixed and variable rate borrowings and the Accounts Receivable Securitization facility. An increase of 1% in interest rates on the variable rate indebtedness and the Accounts Receivable Securitization facility would increase the Company’s annual interest expense by approximately $0.4 million. The performances of the pension plans are subject to certain market risks arising from investment performance. A 1% decrease in investment performance would generate a $1.1 million reduction in earnings. A 0.25% decrease in the discount rate assumption would have the affect of increasing the accrued benefit obligation by $2.2 million. The Company’s raw material costs are comprised primarily of engineered steels and highly specialized metals. Market risk arises from changes in the price of steel and other metals. Although average selling prices generally increase or decrease as the price of steel and other metals increase or decrease, the impact of a change in the price of steel and other metals is more immediately reflected in the Company’s raw material cost than in the Company’s prices.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Castle maintains a system of internal controls designated to provide reasonable assurance that its assets and transactions are properly recorded for the preparation of financial information. The system of internal controls are monitored and tested by Castle’s internal auditor. On a quarterly basis a formal senior management review of internal audit results; systems and procedures; variance reports; safety; physical security; and legal and human resource issues is conducted.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the "CEO) and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13s-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective to ensure that information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission.

(b) Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant except for the litigation referred to under Commitments and Contingencies described under Part I Item 2.

Item 4. Submission of Matters to a Vote of the Security Holders

(a) The Annual Meeting of Stockholders was held on April 24, 2003.

(b)  At the Annual Meeting the full Board of Directors was elected.  The following are the individual members and voting results:

Director	For	Withheld	Abstaining
Edward F. Culliton	12,424,493	44,965	—
Robert W. Grubbs	12,424,317	45,141	—
William K. Hall	12,424,808	44,650	—
Robert S. Hamada	12,423,564	45,894	—
Patrick J. Herbert III	12,424,674	44,784	—
John P. Keller	12,423,964	45,494	—
John W. McCarter, Jr.	12,424,193	45,265	—
John McCartney	12,423,964	45,494	—
G. Thomas McKane	12,415,803	53,655	—
John W. Puth	12,423,273	46,185	—
Michael Simpson	12,133,360	336,098	—

(c) At the Annual Meeting the Stockholders ratified and adopted Deloitte & Touche, LLP as Castle's independent auditor for 2003. The results of the voting were – 12,443,355 shares for the motion; 14,215 shares against the motion and zero shares abstained.

Castle incorporates by reference its proxy statement filed in connection with the Annual Meeting of Stockholders with the SEC pursuant to Rule 14A.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 Certification Pursuant to Section 302 by CEO

Exhibit 31.2 Certification Pursuant to Section 302 by CFO

Exhibit 32.1 Certification Pursuant to Section 906 by CEO

Exhibit 32.2 Certification Pursuant to Section 906 by CFO

(b) The Company filed a Form 8-K, dated May 6, 2003, on May 6, 2003 in connection with the Company dissemination of the Company's press release of first quarter results which contained non-GAAP financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: August 13, 2003	By: /ss/ J.A. Podojil
J. A. Podojil - Treasurer/Controller
(Mr. Podojil is the Chief Accounting Officer and has been authorized to sign on behalfof the Registrant.)

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, G. Thomas McKane, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report:

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003	/s/ G. Thomas McKane
G. Thomas McKane
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward F. Culliton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report:

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a) Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003	/s/ Edward F. Culliton
Edward F. Culltion
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Thomas McKane, President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ G. Thomas McKane
G. Thomas McKane
President and Chief Executive Officer
August 13, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward F. Culliton, Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Edward F. Culliton
Edward F. Culliton
Vice President and Chief Financial Officer
August 13, 2003

