Form 10-Q
period 2003-09-30
CASTLE A M & CO
filed 2003-11-14
CIK 18172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003                                                                                           Commission File Number 1-5415

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

       Class                              Outstanding at Sept 30, 2003
Common Stock, $0.01 Par Value                           15,799,106 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

		Page
		Number

Part I. Financial Information

Item 1.	Financial Statements (unaudited):	3

	Condensed Balance Sheets	4

	Condensed Statements of Operations	5

	Condensed Statements of Cash Flows	6-13

	Notes to Condensed Financial Statements

		14-17
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Control and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

COMPARATIVE BALANCE SHEETS
(Amounts in thousands except per share data)
(Unaudited)	Sept. 30,	Dec. 31,	Sept. 30,
	2003	2002	2002

ASSETS
Current assets
Cash and equivalents	$831	$918	$2,621
Accounts receivable, net	51,666	34,273	29,229
Inventories (principally on last-in first-out basis)	119,730	131,704	130,525
Income tax receivable	-	9,897	7,109
Advances to joint ventures and other current assets	5,546	7,930	7,352

Total current assets	177,773	184,722	176,836

Investment in joint ventures	5,317	7,278	6,909
Goodwill	31,619	31,947	31,942
Pension assets	41,823	40,359	34,373
Advances to joint ventures and other assets	8,875	6,754	5,812
Property, plant and equipment, at cost
Land	5,020	6,025	6,174
Building	48,885	53,322	53,307
Machinery and equipment	118,741	125,376	127,109

	172,646	184,723	186,590
Less - accumulated depreciation	(101,763)	(103,188)	(101,104)

	70,883	81,535	85,486
Total assets	$336,290	$352,595	$341,358

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$60,422	$64,192	$58,113
Accrued liabilities and deferred gains	19,259	16,092	16,136
Current and deferred income taxes	4,183	4,351	4,598
Current portion of long-term debt	7,980	3,546	2,442

Total current liabilities	91,844	88,181	81,289

Long-term debt, less current portion	98,786	108,801	113,785
Deferred income taxes	16,018	21,101	21,367
Deferred gain on sale of assets	6,997	-	-
Minority interest	1,441	1,352	1,345
Post retirement benefits obligations	2,352	2,236	2,283
Stockholders' equity
Preferred stock	11,239	11,239	-
Common stock	159	158	151
Additional paid in capital	35,017	35,017	31,782
Earnings reinvested in the business	72,002	85,490	90,763
Accumulated other comprehensive income (loss)	727	(555)	(895)
Other - deferred compensation	(62)	(195)	(282)
Treasury stock, at cost	(230)	(230)	(230)

Total stockholders' equity	118,852	130,924	121,289

Total liabilities and stockholders' equity	$336,290	$352,595	$341,358

The accompanying notes are an integral part of these financial statements.

COMPARATIVE STATEMENTS OF OPERATIONS	For the Three		For the Nine
(Dollars in thousands, except tonnage and per share data)	Months Ended		Months Ended
Unaudited	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$134,917	$136,604	$410,510	$413,854
Cost of material sold	(95,948)	(96,592)	(287,931)	(290,470)
Special charges	-	-	(1,524)	-

Gross material margin	38,969	40,012	121,055	123,384
Plant and delivery expense	(21,300)	(22,112)	(65,913)	(66,854)
Sales, general and administrative expense	(16,723)	(18,040)	(52,402)	(50,720)
Depreciation and amortization expense	(2,083)	(2,249)	(6,700)	(6,438)
Impairment and other operating expenses	-	-	(5,924)	-

Total other operating expense	(40,106)	(42,401)	(130,939)	(124,012)
Operating loss	(1,137)	(2,389)	(9,884)	(628)
Equity earnings (loss) of joint ventures	2	326	(79)	420
Impairment to joint venture investment and advances	-	0	(2,830)	-
Interest expense, net	(2,452)	(1,820)	(7,347)	(5,337)
Discount on sale of accounts receivable	(295)	(360)	(874)	(939)

Loss from continuing operations before income taxes	(3,882)	(4,243)	(21,014)	(6,484)

Income taxes
Federal	1,284	1,372	6,808	2,047
State	261	181	1,431	306

	1,545	1,553	8,239	2,353

Net loss from continuing operations	(2,337)	(2,690)	(12,775)	(4,131)

Discontinued operations:
Loss from discontinued operations; net of
income tax	-	-	-	(26)
Loss on disposal of subsidiary, net of tax	-	-	-	(729)

Net loss	(2,337)	(2,690)	(12,775)	(4,886)
Preferred dividends	(242)	-	(719)	-

Net loss applicable to common stock	$(2,579)	$(2,690)	$(13,494)	$(4,886)

Basic & diluted earnings per share from:
Continuing operations	$(0.16)	$(0.18)	$(0.86)	$(0.28)
Discontinued operations	-	-	-	(0.05)

Total	$(0.16)	$(0.18)	$(0.86)	$(0.33)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)	For the nine months
(Unaudited)	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(12,775)	$(4,886)
Net loss from discontinued operations	-	755
Depreciation	6,700	6,438
Amortization of deferred gain	(150)	-
Equity loss (earnings) from joint ventures	79	(420)
Deferred tax provision (benefit)	(3,821)	4,541
Non-cash pension income	(1,053)	(1,887)
Other	(3,257)	(5,567)
Asset impairment and special charges	10,278	-
Net change in accounts receivable sold	(5,866)	1,000
Other Increase in working capital	8,492	6,035

Net cash (used by) provided from operating activities - continuing operations	(1,373)	6,009
Net cash used by operating activities - discontinued operations	-	(1,194)

Net cash (used by) provided from operating activities	(1,373)	4,815

Cash flows from investing activities:
Investments and acquisitions	-	(842)
Proceeds from disposition of subsidiary	-	2,486
Advances to joint ventures	(199)	(2,044)
Capital expenditures	(2,183)	(758)
Proceeds from sale of assets	10,538

Net cash provided from (used by) investing activities - continuing operations	8,156	(1,158)
Net cash provided from investing activities - discontinued operations	-	98

Net cash provided from (used by) investing activities	8,156	(1,060)

Cash flows from financing activities
Long-term borrowings, net	(6,453)	(4,204)
Effect of exchange rate changes on cash	302	7
Preferred dividends paid	(719)	-
Other	-	325

Net cash used by financing activities - continuing operations	(6,870)	(3,872)
Net cash provided from financing activities - discontinued operations	-	937

Net cash used by financing activities	(6,870)	(2,935)

Net (decrease) increase in cash	(87)	820

Cash - beginning of year	$918	$1,801

Cash - end of period	$831	$2,621

Supplemental cash disclosure - cash (paid) during the period:
Interest	($7,464)	($5,639)
Income taxes	$12,771	$6,648
Supplemental schedule of non-cash investing and financing activity:
Common stock issued for employee pension plans	$-	$8,100

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Condensed Financial Statements

1.   Condensed Financial Statements
The condensed financial statements included herein are unaudited. The balance sheet as of December 31, 2002 is derived from the audited financial statements at that date. A.M. Castle & Co. (“The Company”); believes that the disclosures are adequate to support the financial information presented. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all material adjustments necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The 2003 interim results reported may not necessarily be indicative of the results of operations for the full year.

2.  New Accounting Standards
In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement was effective for fiscal years beginning after May 15, 2002. There was no effect on the Company upon adoption of SFAS No. 145.

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
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guaranties that is has issued and clarifies the need for a guarantor to recognize, at the inception of certain guaranties, a liability for the fair value of the obligation undertaken in issuing the guaranty. The Company reviewed the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which are effective for qualifying guaranties entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002.

During 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosure". The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure is required for information on the fair value of stock options and the effect on earnings per share (in tabular form). The Company has complied with this pronouncement beginning in 2003.

In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Account Research Bulletin No. 5, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. We have no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has no impact on our financial statements and related disclosures.

In May 2003, the FASB issued SFAS No. 150 – "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This Statement is effective at the beginning of the first interim period after June 15, 2003. There was no effect on the Company upon adoption of SFAS No. 150.

3.   Earnings Per Share
Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares and have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS No. 128 "Earnings per share", the following table is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported.
(dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2003	2002	2003	2002

Net loss from continuing operations	$(2,337)	$(2,690)	$(12,775)	$(4,131)
Net loss from discontinued operations	—	—	—	(755)

Net loss	(2,337)	(2,690)	(12,775)	(4,886)
Preferred dividends	(242)	—	(719)	—

Net loss applicable to common stock	$(2,579)	$(2,690)	$(13,494)	$(4,886)

Weighted average common shares outstanding	15,788	14,900	15,777	14,791
Dilutive effect of outstanding employee and
directors' common stock options and preferred stock	—	—	—	—

Diluted common shares outstanding	15,788	14,900	15,777	14,791

Basic and diluted loss per common share
Net loss from continuing operations	$(0.16)	$(0.18)	$(0.86)	$(0.28)
Net loss from discontinued operations	—	—	—	(0.05)

Net loss from continuing and discontinued operations	$(0.16)	$(0.18)	$(0.86)	$(0.33)

Outstanding employee and directors' common shares
equivalents having no dilutive effect
Stock options	1,781	1,423	1,781	1,423
Preferred stock shares	1,794	—	1,794	—

Total options and shares having no dilutive effect	3,575	1,423	3,575	1,423

4.   Accounts Receivable Securitization
In December 2002, the Company replaced an Accounts Receivable Securitization facility scheduled to expire in March 2003 with a $60 million, three-year facility. The Company is utilizing a special purpose, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of September 30, 2003, $20.0 million of accounts receivable were sold to the finance company and an additional $17.6 million could have been sold under the agreement.

The new facility replaced a $50 million, 180-day extension of a prior agreement which expired in September, 2002. The expired $65 million, 364-day agreement had been put in place in September 2001. The amount of the accounts receivable sold to the former financing company at September, 2002 was $41.0 million.

The sale of accounts receivable is reflected as a reduction of "accounts receivable, net" in the Condensed Balance Sheets and the proceeds received are included in "net cash provided from operating activities" in the Condensed Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to "discount on sale of accounts receivable" in the Condensed Statements of Operations. The discount rate as of September 30, 2003 was 3.85%.

5.   Goodwill
In July 2001 the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". The Company adopted this accounting standard effective January 1, 2002. As a result of the decision to sell one of its business units (see Note 11), $0.3 million of goodwill was impaired in the second quarter of 2003. Subsequently, in the third quarter this goodwill was disposed of as part of the sale of the Company's Keystone Holding Co. assets. The Company performs an annual impairment test on Goodwill and other intangible assets during the first quarter of each fiscal year. As such, no further impairment was recorded in the current quarter of 2003.

The changes in carrying amounts of goodwill were as follows:

	Metal Segment	Plastics Segment	Total

Balance as of December 31, 2002	$18,974	$12,973	$31,947
Sold or impaired	(414)	—	(414)
Currency valuation	86	—	86

Balance as of September 30, 2003	$18,646	$12,973	$31,619

6. Discontinued Operations
On May 1, 2002 the Company sold its United Kingdom subsidiary for $6.5 million consisting of $3.3 million received in cash ($2.5 million paid at closing and $0.8 million was received in January 2003) and $3.2 million to settle amounts owed. The after-tax loss on the sale totaled $0.8 million. The financial statements for all periods have been restated to present the subsidiary as a discontinued operation in accordance with generally accepted accounting principles. The following is a summary of the discontinued operation's financial data (in millions):

For the Nine Months Ended September 30, 2002
Net sales	$4.5
Pre-tax loss	(0.1)
Net loss	—

7.  Joint Venture
On May 1, 2002 the Company purchased its joint venture partner's remaining interest in Metal Express for $0.8 million. Metal Express serves the small order needs of tool and die shops, universities and other research facilities as well as the maintenance, engineering and non-manufacturing needs of the Company's traditional customer base. The results of this entity, now a wholly owned subsidiary, have been consolidated in the Company's financial statements as of the date of the acquisition.

8.  LIFO
Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations must necessarily be based on management's estimates of inventory levels and costs. Based on these estimates the Company recorded $0.3 million of LIFO expense in the second quarter of 2003. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.

Current replacement cost of inventories exceeds book value by $40.1 million and $39.5 million at September 30, 2003 and September 30, 2002 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

9. Stock Options
Valuation Assumptions – As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", for the periods ended September 30, 2003 and 2002. The following table summaries on a pro-forma basis the effects on the Company's net loss had compensation been recognized. The fair value of the options granted had been estimated using the Black Scholes option pricing model with the following assumptions in 2002: risk free interest rate of 4.0%, expected dividend yield of zero, option life of 10 years, and expected volatility of 30%. There were no options granted in the first nine months of 2003.

Pro-Forma Loss Information
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss applicable to common stock, as reported	$(2,579)	$(2,690)	$(13,494)	$(4,886)
Pro-forma effect of stock option compensation
Under fair value based method for all awards	(236)	(221)	(709)	(684)

Pro-forma net loss applicable to common stock	$(2,815)	$(2,911)	$(14,203)	$(5,570)

Total basic and diluted loss per share, as reported	$(0.16)	$(0.18)	$(0.86)	$(0.33)

Pro-forma basic and diluted loss per share	$(0.18)	$(0.20)	$(0.90)	$(0.38)

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

The accounting policies of all segments are as described in the summary of significant accounting policies. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments.

The following is the segment information for the quarters ended September 30, 2003 and 2002:

	Net	Gross	Other	Operating
(in thousands)	Sales	Mat'l Margin	Oper Exp	Income(Loss)

2003

Metals segment	$117,278	$32,898	$(34,260)	$(1,362)
Plastics segment	17,639	6,071	(5,287)	784
Other	—	—	(559)	(559)

Consolidated	$134,917	$38,969	$(40,106)	$(1,137)

2002

Metals segment	$120,940	$34,612	$(36,996)	$(2,384)
Plastics segment	15,664	5,400	(4,807)	593
Other	—	—	(598)	(598)

Consolidated	$136,604	$40,012	$(42,401)	$(2,389)

The following is the segment information for the nine months ended September 30, 2003 and 2002:

	Net	Gross	Other	Operating
(in thousands)	Sales	Mat'l Margin	Oper Exp	Income(Loss)

2003

Metals segment	$360,488	$103,599	$(113,638)	$(10,039)
Plastics segment	50,022	17,456	(15,392)	2,064
Other	—	—	(1,909)	(1,909)

Consolidated	$410,510	$121,055	$(130,939)	$(9,884)

2002

Metals segment	$368,429	$107,827	$(108,246)	$(419)
Plastics segment	45,425	15,557	(13,867)	1,690
Other	—	—	(1,899)	(1,899)

Consolidated	$413,854	$123,384	$(124,012)	$(628)

"Other" — Operating loss includes costs of executive and legal departments which are shared by both the metals and plastics segments. The segment's total assets consist solely of the Company's income tax receivable (the segments file a consolidated tax return).

The segment information for Total Assets at September 30, 2003, December 31, 2002 and September 30, 2002 was as follows:

	Sept 30	December 31	Sept 30
	2003	2002	2002

Metals segment	$305,782	$312,223	$304,904
Plastics segment	30,508	30,475	29,345
Other	—	9,897	7,109

Consolidated	$336,290	$352,595	$341,358

11. Asset Impairment and Special Charges
After a review of certain of its under-performing operations within its metals segment, the Company initiated a major restructuring program during the second quarter of 2003. The restructuring anticipated the sale or liquidation of several business units which are not strategic to the

Company’s long-term strategy and were reporting operating losses and/or consuming cash. The restructuring included the closing of KSI, LLC a chrome bar plating operation; the liquidation or sale of Castle’s 50% interest in Laser Precision, a joint venture which produces laser cut parts; the sale of the operating assets of Keystone Honing Company, a subsidiary which processes and sells honed tubes; the disposal of selected pieces of equipment which interfere with more efficient use of the Company’s distribution facilities and the sale of Castle’s 50% interest in Energy Alloys, a joint venture which distributes tubular goods to the oil and gas field industries.

The combined impairment and special charges recorded in the second quarter of 2003 included $1.5 million of inventories to be sold or liquidated in connection with the disposition of certain businesses; the impairment of long-lived assets of $4.9 million based on their anticipated sale price or appraisal value; the accrual of $1.0 million of contract termination costs under operating leases associated with the sale of certain businesses’ non inventory assets, and a $2.8 million impairment on the investment in two joint ventures.

In the third quarter of 2003, the Company incurred charges against combined restructuring related reserves of $1.0 million. Components of the charges include legal fees on the sale or disposal of select assets held for sale ($0.2 million), environmental cleanup costs and payment of an early retirement fee on an Internal Revenue Bond (both associated with the exit and pending sale of the Company’s LaPorte, Indiana, KSI facility ($0.6 million), and adjustments to the estimated impairment value of the Keystone Honing business assets ($0.2 million), as summarized in the following table:

	Restructure Reserve Activity
(in millions)	June 30,	Qtr 3	Qtr 3	Sept 30,
	2003	2003	2003	2003
	Balance	Charges	Adjustments	Balance

Lease and other contract transition costs	$0.9	$(0.6)	$0.4	$0.7
Environmental clean-up costs	0.4	(0.2)	—	0.2
Legal fees on asset sales/divestitures		0.2	(0.2)	—

Total	$1.5	$(1.0)	$0.4	$0.9

KSI, LLC

Although the Company made significant investments in this business the operation had never operated profitably due to the lack of sufficient volume. New business was aggressively being sought, but due to the highly depressed activity in the markets it served, the necessary volume could not be achieved. In the second quarter of 2003, the decision was made to cease operations and begin the liquidation of the business unit. As result of this decision an impairment of $3.7 million was recorded on long-lived assets; $0.6 million was accrued for contract termination costs under operating leases; $0.4 million was accrued for environmental shutdown and clean up costs of the existing building; and $0.7 million of special charges were incurred to reduce inventory to anticipated liquidation value.

Laser Precision, a joint venture

Continued depression in the manufacturing environment and failure to achieve breakeven points or positive cash flows during the first six months of 2003 led to the decision to liquidate or sell this joint venture. An impairment of $2.6 million was recognized in the second quarter of 2003 based upon the Company’s anticipated loss on disposition of its investment.

Keystone Honing Company

During the second quarter of 2003 the Company entered into negotiations to sell selected assets of this wholly owned subsidiary. An impairment charge of $0.5 million was recorded on long-lived assets and goodwill and a special charge of $0.8 million was recorded to reduce inventory to its net realizable value. The sale of these assets was completed on July 31, 2003. No additional charges were recorded.

Long-Lived Asset Impairment and Lease Termination Costs

Selected long-lived assets were either impaired or accruals were made for contract termination costs totaling $0.7 million. The decision was made to dispose of the owned assets and cease use of the leased assets in order to facilitate plant consolidations and to maximize plant utilization.

Energy Alloys, a joint venture

Under the Company’s joint venture agreement, Energy Alloys LP, the Company had the right under the buy-sell agreement to either purchase or sell its interest for a specific dollar value. The Company exercised this provision on January 28, 2003. The two parties entered into negotiations, which resulted in an agreement under which the joint venture partner would purchase the Company’s interest for $4.4 million. An impairment charge of $0.2 million was recorded based on the anticipated loss on the sale. On July 23, 2003 the Company received $1.5 million in cash and a $2.9 million promissory note for its interest in the joint venture. No additional charges were recorded subsequent to the sale.

12. Sale Leaseback/Deferred Gain
In July 2003, the Company sold its Los Angeles land and building for $10.5 million. Under the agreement, the Company is renting back the property from the purchaser for 16 months after which, the Company will rent 59% of the property's space for ten years. The Company is accounting for the this as an operating lease. The gain of $7.9 million realized in this transaction has been deferred and is being amortized to income ratably over the term of lease. At September 30, 2003, the remaining deferred gain of $7.0 million is shown as “Deferred gain on sale of assets” with an additional $0.7 million included in “Accrued liabilities and deferred gains” in the Condensed Balance Sheets.

The lease requires the Company to pay customary operating and repair expenses and contains renewal options. For the quarter and nine months ended September 30, 2003, the total rental expense was $0.2 million

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
On May 1, 2002 Castle acquired its joint venture partner’s remaining interest in Metal Express. The results of this entity, now a wholly owned subsidiary, have been consolidated into Castle’s financial statements as of the date of acquisition. Their results are consolidated for the first nine months of 2003 and the last five months for the same period in 2002. Quarter over quarter results are comparable. Metal Express was reported as a joint venture on an equity basis for the first four months of 2002.

In the second quarter of 2003, the Company initiated a major restructuring including the sale or closing of several under-performing and cash consuming business units. Management believes the restructuring will better posture the Company to participate in future economic recovery by shedding business units that have in recent years either produced operating losses, consumed disproportionate amounts of cash, or both and, are not strategic fits with the Company's core business.

The restructuring consists of selling or liquidating two joint ventures, the selling of one of its subsidiaries, the closing of its chrome bar processing operation, and the sale of underutilized equipment. The restructuring resulted in special second quarter 2003 pre-tax charges of $1.5 million due to the write-down of inventory to net realizable value; the impairment of long-lived assets of $4.9 million based on their anticipated sale price or appraisal value; the accrual of $1.0 million of contract termination costs under operating leases; and the adjustment to estimated realizable value of certain joint venture investments and advances of $2.8 million. The after-tax loss on these items was $6.2 million, or $0.39 per share. Excluding the effects of these charges, the after-tax loss for the nine months ended September 30, 2003 was $7.3 million, or $0.47 per share. (See Footnote 11 for further details on restructuring charges)

Third Quarter 2003 as Compared to the Third Quarter 2002

For the quarter ended September 30, 2003 net sales totaled $134.9 million which is a decrease of $1.7 million, or 1.2%, from the $136.6 million generated a year ago. Revenue for the metals segment decreased by $3.6 million, or 3.0%, to $117.3 million, reflecting continued market softness in the industry. The plastics segment continues to grow as net sales of $17.6 million (13.0% of total consolidated company sales) for the third quarter of 2003 were 12.6%, or $2.0 million better than the corresponding period last year.

Consolidated gross material margin declined by 2.5% to $39.0 million from $40.0 million on lower sales activity, primarily due to lower sales levels in the Company’s core metals segment. Continuing recessionary pressure within the producer durable goods manufacturing sector of the economy adversely affected the metals segment of the Company. Gross margin in the metals segment declined $1.7 million, or 5.0%, on 3% lower sales versus the same quarter last year. The plastics segment’s gross margin increased 12.4%, or $0.6 million, versus the third quarter of 2002 on higher sales volume.

Operating expenses in the third quarter 2003 totaled $40.1 million as compared to $42.4 million for the same period in 2002, a reduction of $2.3 million, or 5.4%. The decrease was mainly due to a decline in volume related expenses along with the impact of cost saving initiatives implemented as part of the Company’s restructuring activities in its metals segment. Reductions of $2.7 million, or 7.4%, in the metals segment were partially offset by an increase of $0.5 million, or 10.0%, in the plastics segment, which were incurred in support of its sales increase. In July 2003, the Company successfully completed the sale and leaseback of its Los Angeles facility. The total gain on the sale of $7.9 million is being recognized over a ten-year lease term. Third quarter results include $0.2 million of that gain as a reduction in operating expenses. Also in the quarter, the Company recorded $0.3 million of pension income to reflect lower plan participant levels due to personnel reductions implemented in 2003.

Total financing costs (interest expense, net and discount on sale of accounts receivable) rose by $0.5 million to $2.7 million in the third quarter 2003 from $2.2 million in 2002. The increase was mainly due to higher interest rates and amortization of financing costs incurred as part of the Company’s new financing structure negotiated with its lenders in November 2002.

In November 2002 the Company’s largest stockholder purchased, through a private placement, $12.0 million ($11.2 million net of transaction expenses) of eight-percent cumulative convertible preferred stock. Dividends of $0.2 million have been accrued for the third quarter 2003.

The net loss applicable to common stock for the third quarter 2003 totaled $2.6 million, or $0.16 per share, as compared to last year's net loss of $2.7 million, or $0.18 per share.

First Nine Months of 2003 as Compared to the First Nine Months of 2002

For the nine months ended September 30, 2003 the Company reported net sales of $410.5 million, a decrease of $3.4 million, or 0.8%, from the $413.9 million generated a year ago. Approximately 88% of all revenues in the first nine months of 2003 were derived from the Company’s core metals business with the remaining 12% from the distribution of plastics. The metals segment sales of $360.5 million are $7.9 million, or 2.1%, lower than the corresponding period of 2002 due to depressed market conditions industry-wide. Plastics segment sales of $50.0 million are up $4.6 million, or 10.1%, versus 2002 year to date.

Consolidated gross material margin on sales decreased by 1.9% to $121.1 million from $123.4 million due to lower sales in the core metals segment. Margins in the metals segment fell $4.2 million or 3.9% while plastics segment gross profit increased $1.9 million or 12.2% versus 2002.

Consolidated operating expenses in the first nine months of 2003 totaled $130.9 million as compared to $124.0 million for the same period in 2002, an increase of $6.9 million, or 5.6%. Operating expense in the metals segment increased $5.4 million or 5.0%, reflecting the consolidation of Metal Express operations and impairment charges of $5.9 million. Operating expense in the plastics segment increased $1.5 million or 11.0% in line with its sales growth. In 2003 the Company generated an operating loss of $9.9 million compared with an operating loss of $0.6 million in 2002. Exclusive of the restructuring charges and the results of Metal Express’ operations, the Company’s operating loss was $2.6 million in the first nine months of 2003, compared to an operating loss of $0.4 million for the same period in 2002.

The following table summarizes the results of the restructuring charges and the impact of the consolidation of Metal Express, which was only included in the consolidated totals for five months in 2002 (in millions):

				Nine
				Months
	Nine Months 2003			2002

		Metal		Metal
	Restructuring	Express	Total	Express

Sales	$—	$9.8	$9.8	$5.3
Gross Material Margin	(1.5)	4.8	3.3	2.5
Other Operating Expenses	(5.9)	(4.7)	(10.6)	(2.7)

Operating Loss	$(7.4)	$0.1	$(7.3)	$(0.2)

The changes to sales, gross material margin and operating expenses exclusive of the restructuring charges and the Metal Express operation as summarized in the table above, are described in the following two paragraphs.

For the nine months ended September 30, 2003 consolidated net sales totaled $400.7 million, a decrease of $7.9 million, or 1.9%, from the $408.6 million generated a year ago. Gross material margin on sales decreased by 2.5% to $117.8 million from $120.8 million while gross material margin percentage decreased slightly to 29.4% from 29.6%. The reduction in sales and gross material margin is mainly due to the continuing recessionary pressure within the producer durable goods manufacturing sector of the economy which is the primary market for the metals segment of the Company.

Other operating expenses in 2003 totaled $120.3 million as compared to $121.3 million for the same period in 2002, a decrease of $1.0 million, or 0.8%. The decrease was mainly due to a decline in volume related expenses along with the impact of cost saving initiatives as part of the Company’s restructuring activities. $0.2 million of income was reported during the period for the amortization of the gain on the Los Angeles facility. These expense decreases were partially offset by a reduction in non-cash pension income, net of non-cash expenses, for post-retirement benefits to $1.1 million in the first nine months of 2003 from $1.9 million last year. In addition, the plastics segment of the business incurred higher operating costs in the first quarter of 2003 of $0.4 million related to the opening of a new facility and additional legal fees associated with the successful settlement of a lawsuit.

Total financing costs (interest expense, net and discount on sale of accounts receivable) increased by $1.9 million to $8.2 million in the first nine months of 2003 from $6.3 million in 2002, largely due to increased interest rates resulting from the new financing agreements the Company negotiated with its lenders in November 2002.

Preferred stock dividends of $0.7 million had been either accrued or paid in 2003.

The net loss applicable to common stock for the first nine months of 2003 totaled $13.5 million or $0.86 per share, as compared to last year's net loss of $4.9 million or $0.33 per share.

Major Accounting Policies

There have been no changes in major accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources
The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company utilizes an Accounts Receivable Securitization Facility (see footnote 4 for more details) as its primary external funding source.

Cash flow from operating activities as reported was a negative $1.4 million for the nine months ended September 30, 2003. Excluding the impact of reduced receivables sold under the Company's Accounts Receivable Securitization facility, cash flow from operations was a positive $4.5 million year-to-date in 2003. This includes positive EBITDA (earnings before interest, taxes, depreciation and amortization) of $2.7 million.

Working capital of $85.9 million is down $10.6 million, or 11%, since the start of 2003. Inventory has declined $12.0 million since December 2002, due to reduced sales volume and the Company’s concerted efforts to reduce inventory within its metals segment. Additionally, the Company received $9.9 million of income tax refunds in the second quarter of 2003 that were classified as a current receivable as of December 31, 2002. The refund was due to the carry-back of net operating losses for federal income tax purposes. Gross trade receivables (prior to the impact of receivables sold under the Securitization Facility) increased $11.8 million year-to-date through September 30, 2003 largely reflecting normal seasonal sales volume trends in the metals business. Trade payables and accrued liabilities have remained relatively consistent since the beginning of the year.

At September 30, 2003, $20.0 million of receivables were sold or utilized under the Accounts Receivable Securitization Facility (versus $25.8 million at December 31, 2002). Available funds remaining under this facility are $17.6 million at quarter end.

Capital expenditures through September 30, 2003 were $2.2 million which is consistent with historical asset maintenance program spending levels for the Company.

In the second quarter of 2003, the Company recorded $10.3 million of pre-tax impairment and restructuring charges pertaining to its decision to exit certain non-core businesses and dispose of non-performing assets. During the third quarter of 2003, the Company received cash of $1.5 million on the sale of its joint venture interest in Energy Alloys, $0.8 million on the sale of assets of its honing business and $10.5 million on the sale of its Los Angeles facility. The Company entered into a long-term operating lease at its Los Angeles facility incurring rental expense only for the floor space needed for its operations. The Company expects to generate an additional $6.0 million of cash for debt reduction from asset sales and liquidations in the next several quarters.

For the year, the Company has reduced its borrowing under the Securitization Facility by $5.8 million and reduced all other borrowings by another $5.6 million. Total debt, including advances under the Accounts Receivable Securitization Facility was $126.8 million as of September 30, 2003. This reflects a reduction of $11.4 million or 8.3% from December 31, 2002 and $30.5 million or 19.4% from September 30, 2002.

As of September 30, 2003 the Company remains in compliance with the covenants of its financial agreements which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value.

Management believes that cash flows from operations, working capital, its Accounts Receivable Securitization Facility and proceeds from the sale of non-core assets is sufficient to fund the Company’s operating needs.

Commitments and Contingencies

None

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various rate and metal price risks that arise in the normal course of business. Operations are financed with fixed and variable rate borrowings and the Accounts Receivable Securitization facility. An increase of 1% in interest rates on the variable rate indebtedness and the Accounts Receivable Securitization facility would increase the Company’s annual interest expense by approximately $0.3 million. The Company's pension plans are subject to certain market risks arising from investment performance. A 1% decrease in investment performance from the current 9% return assumption would generate a $150,000 reduction in earnings the following year. A 0.25% decrease in the discount rate assumption would have the effect of reducing earnings by $350,000 in the following year and would also increase the accumulated benefit obligation by $2.4 million. The Company’s raw material costs are comprised primarily of engineered steels and highly specialized metals. Market risk arises from changes in the price of steel and other metals. Although average selling prices generally increase or decrease as the price of steel and other metals increase or decrease, the impact of a change in the price of steel and other metals is more immediately reflected in the Company’s raw material cost than in the Company’s prices.

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

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13s-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in ensuring that information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission.

(b)  Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant except for the litigation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 31.1 Certification Pursuant to Section 302 by CEO

 Exhibit 31.2 Certification Pursuant to Section 302 by CFO

 Exhibit 32.1 Certification Pursuant to Section 906 by CEO

 Exhibit 32.2 Certification Pursuant to Section 906 by CFO

(b)  The Company filed a Form 8-K, dated August 5, 2003, on August 5, 2003 in connection with the Company dissemination of the Company's press release of second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    A. M. Castle & Co.
                           (Registrant)

Date:  October 13, 2003                            By: /s/ Larry A. Boik
               Larry A. Boik
            Vice President – Controller & Treasurer
            ( Mr. Boik is the Chief Accounting Officer and has been
              authorized to sign on behalf of the Registrant.)

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

Date: October 13, 2003            /s/ G. Thomas McKane
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

Date: October 13, 2003            /s/ Edward F. Culliton
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
                               October 13, 2003

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
                                October 13, 2003