Form 10-K
period 2003-12-31
CASTLE A M & CO
filed 2004-03-12
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number: 1-5415

A. M. CASTLE & CO.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (847) 455-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock - $0.01 par value	American and Chicago Stock Exchanges

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

Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on February 24, 2004 was $75,173,938.

The number of shares outstanding of the registrant’s common stock on February 24, 2004 was 15,796,439 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Annual Report to Stockholders for the year ended December 31, 2003	Parts I, II and IV

Proxy Statement dated March 15, 2004 furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders	Part III

ITEM 1 — Business

A. M. Castle & Co. is a specialty metals and plastics distribution company serving the North American market. The registrant (Company) provides a broad range of inventories as well as preprocessing services to a wide variety of customers.

     The Company distributes and performs first stage processing on both metals and plastics. Although the distribution processes are similar, different markets are served with different products and, therefore these businesses are considered segments according to Statement on Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information”. In 2003 the plastics segment accounted for over 12 percent of the Company’s revenue and therefore is disclosed as a separate segment. In the last three years, the percentage of total sales of the two segments were approximately as follows:

	2003	2002	2001
Metals	88%	89%	91%
Plastics	12%	11%	9%

	100%	100%	100%

     Within the Metals segment, inventory takes many forms including round, hexagon, square and flat bars; plates; tubing; and sheet and coil. Metal products include carbon, alloy and stainless steels; nickel alloys; and aluminum.

     Depending on the size of the facility and the nature of the markets it serves, the Metals segment service centers are equipped as needed with Bar Saws, Plate Saws, Oxygen and Plasma Arc Flame Cutting Machinery, Water-Jet Cutting, Stress Relieving and Annealing Furnaces, Surface Grinding Equipment, Sheet Shears and Coil Processing Equipment. This segment also performs specialized fabrications for customers through pre-qualified subcontractors.

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

     In North America, the Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States, Canada and Mexico. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals using industries. The Company’s customer base is well diversified with no single industry accounting for more than 5% of the Company’s total business and no one customer more than 4%. The Company’s coast-to-coast network of metals service centers provides next day delivery to most of the markets it serves, and two-day delivery to virtually all of the rest. Listed below are the operating subsidiaries and divisions included in the Company’s Metals segment, along with a brief summary of their business activities.

     Keystone Tube Company, LLC is a distributor of tubular products serving Midwest customers directly from its Chicago area facility. Oliver Steel Plate Company processes and distributes heavy steel plate from its Cleveland area plant. The Company’s value-added bar processing center, H-A Industries, thermally processes, turns and straightens alloy and carbon bar.

     The Company has a 50% interest in Castle de Mexico, S.A. de C.V., a joint venture, which targets a wide range of businesses within the producer durable goods sector. The Company also holds a one-half joint venture interest in Kreher Steel Co., a Midwest distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars. In 1998, Castle formed Metal Express, a small order distribution company in which it had a 60% interest. On May 1, 2002 the Company purchased the remaining interest in Metal Express from its joint venture partner.

     The Plastics segment includes Total Plastics, Inc. (TPI) headquartered in Michigan which includes two majority owned joint ventures, Advanced Fabricating Technology and Paramont Machine Company. TPI has locations throughout the Midwest and East (see Item 2) where it services a wide variety of users of industrial plastics.

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

     Approximately 82% of 2003 net sales were from materials owned by the Company. The materials required to fill the balance of such sales were obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Sales are primarily through the Company’s own sales organization and are made to many thousands of customers in a wide variety of industries. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.

     The Company encounters strong competition both from other metals and plastics distributors and from large distribution organizations, some of which have substantially greater resources.

     At December 31, 2003 the Company had 1,409 full-time employees in its operations throughout the United States and Canada. Of these 278 are represented by collective bargaining units, principally the United Steelworkers of America.

     The Company makes available free of charge on or through its Web site at www.amcastle.com the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2 — Properties

     The Company’s principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Distribution centers and sales offices are maintained at each of the following locations, all of which are owned, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet
Castle Metals
Charlotte, North Carolina	116,500
Chicago area - Franklin Park, Illinois	522,600
Cleveland area - Bedford Heights, Ohio	374,400
Dallas, Texas	78,000
Edmonton, Alberta	38,300	(1)
Fairfield, Ohio	186,000	(1)
Houston, Texas	109,100
Kansas City, Missouri	118,000	(1)
Kent, Washington	37,700	(1)
Los Angeles area - Paramount, California	155,500	(1)
Montreal, Quebec	26,100	(1)
Minneapolis, Minnesota	65,000
Philadelphia, Pennsylvania	71,600
Stockton, California	60,000	(1)
Mississauga, Ontario	60,000	(1)

	Approximate
	Floor Area in
Locations	Square Feet
Wichita, Kansas	58,800	(1)
Winnipeg, Manitoba	50,000
Worcester, Massachusetts	56,000
Sales Offices (Leased)
Cincinnati, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Tulsa, Oklahoma
H-A Industries
Hammond, Indiana	243,000	(1)
Keystone Tube Company LLC
Riverdale, Illinois	115,000	(1)
KSI, LLC
La Porte, Indiana	90,000
Oliver Steel Plate Company
Twinsburg, Ohio	120,000	(1)
Metal Express, LLC
Waukesha, Wisconsin	14,000	(1)
Other Locations (19)	100,400	(1)

Total Metals Segment	2,866,000

Total Plastics, Inc.
Baltimore, Maryland	24,000	(1)
Cleveland, Ohio	8,500	(1)
Detroit, Michigan	22,000	(1)
Elk Grove Village, Illinois	14,400	(1)
Fort Wayne, Indiana	9,600	(1)
Grand Rapids, Michigan	42,500
Harrisburg, Pennsylvania	13,900	(1)
Indianapolis, Indiana	27,500	(1)
Kalamazoo, Michigan	81,000	(1)
Mt. Vernon, New York	17,700	(1)
New Philadelphia, Ohio	10,700	(1)
Pittsburgh, Pennsylvania	12,500	(1)
Rockford, Michigan	53,600	(1)
Tampa, Florida	17,700	(1)

Total Plastics Segment	355,600

GRAND TOTAL	3,221,600

(1)	Leased: See Note 3 in the Consolidated Notes to Financial Statements for information regarding lease agreements.

ITEM 3 — Legal Proceedings

There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

ITEM 4 — Submission of Matters to a Vote of Security Holders

No items were submitted to vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5 — Market for the Registrant’s Common Equity and Related Stockholder Matters

A. M. Castle & Co.’s Common Stock trades on the American and Chicago Stock Exchanges under the ticker symbol “CAS”. As of February 24, 2004 there were approximately 1,388 shareholders of record and an estimated 1,758 beneficial shareholders. The Company has paid no dividends in the past two years.

     The following table sets forth for the periods indicated the range of the high and low stock price:

	—STOCK PRICE RANGE—
	2003		2002
First Quarter	$3.95	$5.19	$8.20	$11.19
Second Quarter	$4.39	$6.55	$8.95	$12.48
Third Quarter	$4.39	$6.80	$6.56	$12.41
Fourth Quarter	$4.40	$7.45	$4.45	$7.25

ITEM 6 — Selected Financial Data

(dollars in millions, except share data)	2003	2002	2001	2000	1999
Net sales	$543.0	$538.1	$593.3	$725.5	$691.0
Cost of material sold	(384.4)	(378.0)	(417.1)	(508.6)	(470.5)
Special charges	(1.6)	—	—	(2.0)	—

Gross material margin	157.0	160.1	176.2	214.9	220.5

Plant and delivery expense	(87.1)	(87.9)	(97.5)	(113.5)	(102.3)
Sales, general and administrative expense	(68.3)	(67.7)	(66.8)	(77.3)	(83.1)
Impairment and other operating expenses	(8.8)	—	—	(6.5)	—
Depreciation and amortization expense	(6.5)	(8.9)	(9.0)	(9.2)	(9.4)

Total other operating expense	(170.7)	(164.5)	(173.3)	(206.5)	(194.8)

Operating (loss) income	(13.7)	(4.4)	2.9	8.4	25.7
Equity in earnings (loss) of joint ventures	0.1	0.5	(0.6)	(0.3)	(0.5)
Impairment to joint venture investment and advances	(3.5)	—	—	—	—
Interest expense, net	(9.7)	(7.5)	(9.4)	(10.0)	(10.4)
Discount on sale of accounts receivable	(1.1)	(3.4)	(1.3)	—	—

(Loss) income from continuing operations before income taxes	(27.9)	(14.8)	(8.4)	(1.9)	14.8
Income taxes	(10.1)	(5.5)	(3.0)	(0.6)	6.0

Net (loss) income from continuing operations	(17.8)	(9.3)	(5.4)	(1.3)	8.8
Discontinued operations	(0.2)	(0.8)	0.3	(0.4)	(0.1)

Net (loss) income	(18.0)	(10.1)	(5.1)	(1.7)	8.7
Preferred dividends	(1.0)	(0.1)	—	—	—

Net (loss) income applicable to common stock	(19.0)	(10.2)	(5.1)	(1.7)	8.7

Average shares outstanding at year-end (in thousands)	15,780	14,916	14,094	14,054	14,046
Net (loss) income per share from continuing operations	$(1.19)	$(0.63)	$(0.38)	$(0.10)	$0.63
Net (loss) income per share from discontinued operations	$(0.01)	$(0.05)	$0.02	$(0.02)	$(0.01)
Net (loss) income per share from continuing and discontinued operations	$(1.20)	$(0.68)	$(0.36)	$(0.12)	$0.62
Cash dividends per share	—	—	$0.495	$0.78	$0.78
Book value per share	$7.20	$8.78	$8.32	$9.20	$10.10
Total assets	$338.9	$352.6	$327.4	$418.9	$413.3
Total debt	$108.3	$112.3	$119.9	$164.6	$126.5
Stockholders’ equity	$113.7	$130.9	$117.2	$129.2	$141.8

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.

Executive Overview

Recent History and Trends

A. M. Castle & Co.’s (the “Company”) operating results from 2001 through most of 2003 reflect the impact of a prolonged downturn in the durable goods manufacturing sector of the economy that began in the second half of 2000. Evidence of the market depression can be found in a review of the history of the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers (see Table 1 directly below). Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. The following table shows what the average PMI has been for each quarter during those years.

Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2000	55.8	53.1	50.7	47.0
2001	41.7	43.0	46.7	44.2
2002	52.4	55.0	51.1	50.9
2003	49.7	48.9	54.1	60.6

The index shows declining activity to flat growth in the manufacturing sector of the economy since the third quarter of 2000, that generally continued until the final quarter of 2003. In early 2002, the index rose above 50.0 indicating some growth, however, it was not sustained.

Management Initiatives

Reacting to this prolonged downturn in the markets the Company serves, management implemented a series of initiatives in its metals segment to increase operating margins and improve asset management. As a result, over time, the Company lowered its consolidated breakeven level by reducing operating expense in its metals segment while increasing worker productivity. To illustrate worker productivity, Table 2 shows a comparison of lines sold per employee for the years 2000 through 2003. “Lines” as used in this context represent a single grade and size item on a customer invoice, which is a common workflow-related volume measurement at Castle. Management frequently reviews lines sold against its total employee base, including executive management, sales and support personnel, as an internal measurement of productivity.

Table 2

	2000	2001	2002	2003
Lines per Employee	478	518	547	577
Cumulative % Improvement		8.4%	14.4%	20.7%

Throughout 2001, 2002 and 2003, the Company aggressively pursued permanent cost saving initiatives, which included exiting non-strategic and/or non-performing business’s units and flattening its overall organization, eliminating areas of redundant effort and related costs. The combination of volume reductions, productivity improvements and cost savings reduced quarterly operating expenses as shown in Table 3 (dollars in millions).

Table 3

	Year	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
Operating Expense as Reported	2000	$49.6	$50.4	$48.8	$57.7	$206.5
Less: Impairment Charges		—	—	—	(6.5)	(6.5)

Adjusted Operating Expense		49.6	50.4	48.8	51.2	200.0

Operating Expense as Reported	2001	50.0	43.7	41.0	38.4	173.3
Operating Expense as Reported	2002	39.6	42.0	42.4	40.5	164.5
Operating Expense as Reported	2003	42.7	48.1	40.1	39.8	170.7
Less: Impairment Charges		—	(5.9)	—	(0.6)	(6.5)

Adjusted Operating Expense		$42.7	$42.2	$40.1	$39.2	$164.2

The full annual impact of the savings resulting from the cost reduction actions taken in the middle to latter half of 2003 are expected to materialize in 2004.

     Additionally, in the last three years, the Company aggressively lowered its investment in inventory and sold unused facility space in select operations. The cash generated from these actions, along with the previously mentioned sale of certain non-performing business units, allowed the Company to reduce its total debt and other financing arrangements (including its accounts receivable securitization facility) by $43.3 million since the end of 2000 as illustrated in Table 4 (dollars in millions).

Table 4

December 31,	2000	2001	2002	2003
Long-Term Debt	$164.6	$119.9	$112.3	$108.3
Receivable Securitization	—	$40.0	$25.9	$13.0

Total Financing Arrangements	$164.6	$159.9	$138.2	$121.3

Increase/(Decrease)	—	$(4.7)	$(21.7)	$(16.9)

     In summary, the Company’s results have suffered in recent years due largely to the economics within its primary customer markets. Management initiated several actions that served to generate cash, which in turn, reduced the Company’s debt load and restructured its base operating costs to better position itself to favorably leverage incremental sales in the future. Many of the actions initiated resulted in charges being taken against current year earnings in the form of impairment or other special charges ($11.5 million in 2003).

Current Business Outlook

In the fourth quarter of 2003, the marketplace and hence, the Company began to show signs of some economic recovery. Specifically, fourth quarter sales in 2003 were 6.6% ahead of the corresponding period in 2002. This increase was broad-based across most of our product lines, further confirming improving business conditions in the manufacturing sector of the U.S. economy. Operating expenses excluding the impact of impairment charges, declined $3.5 million or 8.1% versus the first quarter of 2003, to a level of 29.6% of sales. Additionally, material costs from our suppliers have surged in recent months, resulting in immediate price increases on the Company’s transactional business.

     The Company’s plastic subsidiary, Total Plastics Inc., grew its revenue base by 12.0% in 2003 and currently represents more than 12% of the Company’s consolidated sales. This growth was achieved in part through the start-up of two new facilities in the New York and Florida markets. More detail on this business segment can be found in the year-to-year comparisons included in this section of the 10-K.

     In the very early weeks of 2004, the evidence of a manufacturing sector recovery continues through both increased demand and pricing. The January 2004 PMI was reported at 63.6, which is the highest it has been since late 1983. These market-driven factors, coupled with the Company’s lower cost structure due to actions completed in 2003, give management optimism concerning the Company’s 2004 business plan and its return to profitability.

Risk Factors

     As part of its current financing agreements with its various lenders, the Company has specific principal payments required over the next few years as summarized below in Table 5 (dollars in millions):

Table 5

					2008 and
	2004	2005	2006	2007	Beyond
Required Principal Payments on Debt	$8.2	$11.4	$16.2	$16.2	$56.3

     In addition, the Company’s principal source of operating cash is derived from its Accounts Receivable Securitization Agreement, which expires in December 2005.

     Despite the recent signs of what appears to be an upswing in the manufacturing sector of the economy, there can be no guarantee as to its magnitude or duration. Additionally, the Company’s ability to pass-through recently accelerating supplier-driven material cost increases to its customer base on a timely basis is also critical to meeting required debt service requirements and remaining in compliance with its debt covenants. Should the economic and market recovery turn out to be short term in length, management could pursue further options to ensure it generates enough cash to facilitate the required payments of principal as outlined in its agreements with its primary lenders. These options could include, but not necessarily be limited to, further operating cost reductions and organizational restructuring, further working capital improvements, deferral of non-critical capital projects, sale of assets or business units, refinancing of the Company through additional equity or debt infusions, or renegotiating existing loans outstanding. Management cannot guarantee that any of these options will be available if needed. None of these options are under consideration at this time, other than the ongoing analysis and review of operating expense and levels of working capital required in the business.

     All current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements, to fund its ongoing capital expenditure program and to meet its debt obligations.

Results of Operations: Year-to-Year Comparisons and Commentary

On May 1, 2002 the Company acquired its joint venture partner’s remaining interest in Metal Express. The results of this entity, a wholly owned subsidiary, have been consolidated into Castle’s financial statements as of the date of acquisition.

     In the second quarter of 2003, the Company initiated a major restructuring program that included the sale or closing of several under-performing and cash consuming business units. Management believes the restructuring will better posture the Company to participate in the economic recovery by shedding business units that have in recent years either produced operating losses, consumed disproportionate amounts of cash, or both, and are not strategic fits with the Company’s core business.

     In the fourth quarter of 2003, the Company incurred additional non-recurring charges associated with equipment lease buyout provisions for assets included in the sale of a non-strategic business unit and for the negotiated early property lease buyout and related write-off of leasehold improvements of a vacated facility.

     Total restructuring related charges for 2003 were $11.5 million on a pretax basis. The following table summarizes the charges by category. Further details on these charges can be found in Footnote 8.

Summary of 2003 Special Charges
 (Dollars in millions)

	Impairment
			Joint	Lease		Total
		Long-Lived	Venture	Termination		Special
	Inventory	Assets	Investment	Costs	Other	Charges
Close KSI, LLC	$0.8	$3.1	$—	$0.6	$0.8	$5.3
Sell Keystone Honing	0.8	0.8	—	—	—	1.6
Sell Equity Interest in Laser Precision	—	—	3.3	—	—	3.3
Sell Equity Interest in Energy Alloys	—	—	0.2	—	—	0.2
Other Asset	—	0.6	—	0.5	—	1.1
Impairments and Lease	—	0.6	—	0.5	—	1.1
Terminations

Total	$1.6	$4.5	$3.5	$1.1	$0.8	$11.5

2003 Results Compared to 2002

Consolidated results by business segment are summarized in the following table for years 2003 and 2002. Impairment and other special charges are shown separately for clarification purposes.

Operating Results by Segment
 (dollars in millions)

	Year Ended December 31,
	2003	2002	Fav/(Unfav)	% Change
Net Sales
Metals	$475.3	$477.7	$(2.4)	(0.5)%
Plastics	67.7	60.4	7.3	12.1

Total Net Sales	543.0	538.1	4.9	0.9
Gross Material Margin
Metals	$135.2	$138.9	$(3.7)	(2.7)%
% of Metals	28.4%	29.1%	(0.7)%
Metals Special Charges	(1.6)	—	(1.6)
Plastics	23.4	21.2	2.2	10.4
% of Plastics	34.6%	35.1%	(0.5)%

Total Gross Material Margin	157.0	160.1	(3.1)	(1.9)
% of Total	28.9%	29.8%	(0.8)%
Operating Expense
Metals	$(141.0)	$(142.8)	$1.8	1.3%
Metals Impairment	(6.5)	—	(6.5)	—
Plastics	(20.6)	(18.8)	(1.8)	(9.6)
Other	(2.6)	(2.9)	0.3	10.3

Total Operating Expense	(170.7)	(164.5)	(6.2)	(3.8)
% of Total	(35.9)%	(30.6)%	(0.9)%
Operating Income (Loss)
Metals	$(5.8)	$(3.9)	$(1.9)
% of Metals Sales	(1.2)%	(0.8)%	(0.4)%
Metals Special Charges and Impairment	(8.1)	—	(8.1)

Plastics	2.8	2.4	0.4
% of Plastics Sales	4.1%	4.0%	8.3%
Other	(2.6)	(2.9)	0.3

Total Operating Loss	(13.7)	(4.4)	(9.3)
% of Total Sales	(2.5)%	(0.8)%	(1.7)%

“Other” includes costs of executive and legal departments which are shared by both operating segments of the Company.

Net Sales:

Consolidated net sales in 2003 of $543.0 million were $4.9 million, or 0.9%, ahead of the prior year. Most of this year-to-year increase was realized in the fourth quarter during which consolidated sales were up $8.2 million, or 6.6%, versus the corresponding quarter of 2002. This reflects improving market activity, principally in the Metals segment, as the manufacturing sector of the U.S. economy appears to be showing signs of sustained recovery from its three-year lull. Metals segment net sales of $475.3 million (approximately 87.6% of consolidated sales) for the year are slightly down versus 2002. Most of this decline is due to the Company’s decision to exit certain non-performing business units in 2003. Plastics segment sales of $67.7 million (approximately 12.4% of consolidated sales) were up $7.3 million, or 12.1%, over 2002, due in part to the Company expanding operations into New York and Florida.

Gross Material Margins and Operating Profit (Loss):

Consolidated gross material margin of $157.0 million, including special charges of $1.6 million, is $3.1 million lower than last year. The year-to-year decline in the Metals segment was due primarily to product mix and competitive pricing. The Plastics segment margins remain strong and ahead of last year on higher sales volume.

     The Company incurred a $13.7 million operating loss on a consolidated basis, including $8.1 million of impairment and other special charges associated with management’s decision to exit certain business units and dispose of certain capital assets. The company also recorded a $2.4 million unfavorable net LIFO (Last-In, Last-Out) charge (LIFO loss less inventory revaluation gain) in 2003, compared to a $1.3 million charge in 2002.

     The Company’s “Other” operating segment includes expenses related to executive and legal services that benefit both segments. This expense decreased to $2.6 million in 2003 from $2.9 million in 2002.

Other Income and Expense, and Net Results:

The Company recorded a $3.5 million impairment charge in 2003 associated with certain joint venture investments which management elected to sell or exit (see Footnote 8 for more details).

     Interest expense increased $2.2 million to $9.7 million in 2003. This reflects the higher interest rates agreed to as part of the Company renegotiating its lending agreements in late 2002. The revised lending agreements allowed for more flexibility within the financial covenants that the Company needed in order to restructure its operating base and exit non-strategic or non-performing business units. Due to lower amounts sold under its Accounts Receivable Securitization Facility in 2003, the Company recorded a $1.2 million discount on receivables sold versus $3.4 million in 2002.

     Consolidated net loss from continuing operations was $17.9 million in 2003 versus a loss of $9.3 million in the previous year. In the fourth quarter of 2003, the Company recorded an additional $0.2 million loss (net of taxes) on the disposal of its United Kingdom subsidiary (sold in May 2002) associated with an outstanding customer product liability claim. This loss is shown in Discontinued Operations in the Company’s Statement of Operations. Preferred dividends in 2003 of $1.0 million reflects a full year of dividends associated with the November 2002 private placement of cumulative convertible preferred stock by the Company’s largest shareholder.

     The Company reported a net loss of $19.0 million or $1.20 per share in 2003 versus a net loss of $10.2 million, or $0.68 per share one year ago.

2002 Compared with 2001

Consolidated results by business segment are summarized in the following table for years 2002 and 2001.

Operating Results by Segment
 (dollars in millions)

	Year Ended December 31,
	2002	2001	Fav/(Unfav)	% Change
Net Sales
Metals	$477.7	$538.3	$(60.6)	(11.3)%
Plastics	60.4	55.0	5.4	9.8

Total Net Sales	538.1	593.3	(55.2)	(9.3)
Gross Material Margin
Metals	$138.9	$156.2	(17.3)	(11.1)%
% of Metals	29.1%	29.0%	0.1%
Plastics	21.2	20.0	1.2	6.0
% of Plastics	35.1%	36.4%	(1.3%
Special Charges	—	—	—

Total Gross Margin	160.1	176.2	(16.1)	(9.1)
% of Total	28.9%	29.7%	0.1%
Operating Expense
Metals	$142.8)	$(151.0)	$8.2	5.4%
Plastics	(18.8)	(19.0)	0.2	1.1%
Other	(2.9)	(3.3)	0.4	12.1%
Impairment	—	—	—	—

Total Operating Expense	(164.5)	(173.3)	8.8	5.1%
% of Total	(30.6)%	(29.2)%	(1.4)%
Operating Income (Loss)
Metals	$(3.9)	$5.1	$(9.0)
% of Metals Sales	(0.8)%	0.9%	(1.7)%
Plastics	2.4	1.0	1.4
% of Plastics Sales	4.0%	1.8%	2.2%
Other	(2.9)	(3.3)	0.4

Total Operating Loss	(4.4)	2.8	(7.2)
% of Total Sales	(0.8)%	0.5%	(1.3)%

“Other” includes costs of executive and legal departments which are shared by both operating segments of the Company.

Net Sales:

Consolidated net sales for 2002 of $538.1 million were 9.3% below the $593.3 million generated in 2001. Excluding the effects of Metal Express, the decrease in sales was 10.7% due to lower Metals segment shipments, lower mill price levels, a product mix shift away from higher priced aerospace metals towards lower priced carbon products and intense price competition within the metal distribution industry. Approximately 89% of all revenues were derived from the Company’s core metals businesses with the remaining 11% from the distribution of plastics.

     Revenue for the Metals segment decreased by $60.6 million, or 11.3% in 2002. Excluding the acquisition of Metal Express, which was consolidated effective May 2002, sales decreased by $69.1 million (12.8%). The decrease reflects a 5.4% decline in tons sold.

     Conversely, net sales in the Plastics segment increased by $5.4 million, or 9.8% over 2001. Although the segment experienced similar recessionary pressures as the Metals segment did early in 2002, a strong fourth quarter recovery (25% ahead of 2001 fourth quarter results) produced a favorable year-to-year sales comparison.

Gross Material Margins and Operating Profit (Loss):

Consolidated gross material margin on sales decreased by 9.1% to $160.1 million from $176.2 million in 2001. Gross margin percentages were relatively flat versus the prior year. During 2002 gross material margin was negatively impacted by a net LIFO (last-in, first-out) loss adjustment of $1.3 million as compared to a $3.3 million net LIFO loss adjustment in 2001. LIFO is the Company’s primary method of valuing inventory. Excluding the effects of the acquisition of Metal Express, gross material margin declined 11.4% and the gross margin percentage decreased to 29.5% in 2002 from 29.7% in 2001. Declining sales volume, product mix, margin compression and lower mill price levels were the main reasons for the reduction in gross material margins.

     Total operating expenses in 2002 were $164.5 million as compared to $173.3 million in 2001, a decrease of $8.8 million, or 5.1%. Excluding the acquisition of Metal Express, the decrease was $13.2 million, or 7.6%. This reduction in operating expense was achieved despite only a 2.9% reduction in line items sold (order activity) in the metals segment, reflecting the Company’s ongoing emphasis on cost reduction and operating efficiencies. During 2001, depreciation and amortization expense included $1.0 million of amortization of goodwill. Due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is no longer amortized.

     In 2002, the Company generated an operating loss of $4.4 million compared with an operating profit of $2.8 million in 2001.

     The Metals segment operating profit decreased $9.0 million to a $3.9 million loss from a profit of $5.1 million in 2001. Gross material margins decreased $17.3 million while gross material margin percentage increased slightly to 29.1% from 29.0% in 2001. Other operating expenses for the same period decreased by $8.2 million. Excluding the effects of the acquisition of Metal Express, operating profit decreased by $8.7 million with gross material margins decreasing $21.2 million resulting in a gross material margin percentage of 28.8%. The reduction in gross material margin was partially offset by a decrease in other operating expenses of $12.5 million (excluding Metal Express), or 8.3%. Although sales volume decreased 12.9%, the number of lines handled (booked, processed, shipped and billed) declined by only 2.9% reflecting a 10% reduction in average order size. In order to mitigate the effects of the declining sales and order size, major cost cutting and efficiency programs were put in place over the past two years. The result of these programs has been to increase productivity as measured by lines per employee by 14%.

     The Plastics segment operating profit increased $1.4 million to $2.4 million in 2002. For the year, gross material margins increased $1.2 million even as gross material margin percentage decreased to 35.1% from 36.4% in 2001. The decrease in margin rates reflects the highly competitive pressures existing in the market place. Despite the increase in sales activity, continuing cost containment programs throughout the year resulted in a reduction in other operating expenses of $0.2 million.

     The Company’s “Other” operating segment includes expenses related to executive and legal services that benefit both segments. This expense decreased to $2.9 million in 2002 from $3.3 million in 2001.

Other Income and Expenses, and Net Results:

In November 2002 the Company amended its debt covenants with its institutional and banking lenders. In consideration for those changes, the Company agreed to an increase of 200 basis points in interest rates. In December 2002 the existing accounts receivable securitization agreement was terminated and a new three-year commitment was established with another institution. The discount pricing on the new facility carries a comparable rate. A fee of $2.2 million was expensed during the year for establishment of the new facility ($0.9 million was expensed in 2001 for the initial setup and sales of receivables under the previous agreement). Total financing costs (interest expense, net and discount on sale of accounts receivable) increased by $0.2 million. Excluding the net difference in the initiation costs of the two receivable securitization facilities, financing expenses decreased by $1.1 million which is reflective of decreased short term rates which effect the accounts receivable securitization discount, the change from a higher priced revolver borrowing agreement in September 2001 to the lower cost accounts receivable securitization facility, along with an overall reduction in debt and accounts receivable sold (see Liquidity and Capital Resources section).

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

     In November 2002 the Company’s largest stockholder purchased, through a private placement, $12.0 million ($11.2 million net of transaction expenses) of eight-percent cumulative convertible preferred stock. Dividends of $0.1 million had been accrued in 2002 from the date of the purchase.

     The net loss applicable to common stock for 2002, including $0.1 million of preferred dividends, was $10.2 million, or $0.68 per share, as compared to last year’s net loss of $5.0 million, or $0.36 per share, reflecting the continuing recessionary conditions in most of the industries Castle serves.

Recent Accounting Pronouncements

A description of recent accounting pronouncements is included in Footnote 1 “Notes to Consolidated Financial Statements” under the caption “New Accounting Standards”.

Critical Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principals, which necessarily include amounts that are based on estimates and assumptions. The following is a description of some of the more significant valuation policies:

Accounts Receivable – Accounts receivable are evaluated on a quarterly basis and any significant customers with delinquent balances are reviewed to determine future collectibility. Assessments are based on legal issues (bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. Accounts judged to be uncollectible are reserved or written off in the quarter in which the determination is made. Additional reserves are maintained based on the Company’s historical bad debt experience.

Inventory – Substantially all inventories are valued using the last-in first-out (LIFO) method. Under this method, the current value of material sold is recorded as cost of material sold rather than the actual cost in the order in which it was purchased. This means that older costs are included in inventory, which may be higher or lower than current costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals or plastics industry. The use of LIFO for inventory valuation was chosen to better match replacement cost of inventory with the current pricing used to bill customers.

Retirement Plans – The Company values retirement plan assets and liabilities based on assumptions and valuations established by management following consultation with its independent actuary. Future valuations are subject to market changes, which are not in the control of the Company and could differ materially from the amounts currently reported.

Insurance Plans – The Company is self-insured for a portion of worker’s compensation and automobile insurance. Self-insurance amounts are capped for individual claims, and, in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claim experience and development.

Revenue Recognition – Revenue from product sales is largely recognized upon shipment, whereupon title passes and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Provisions for sales discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded. Shipping and handling charges are recorded as operating expenses in the period incurred.

Goodwill Impairment – The carrying value of Goodwill is evaluated annually during the first quarter of each fiscal year or when certain events (e.g. the potential sale of an entity) occur which require a more current valuation. The valuation is based on the comparison of an entity’s discounted cash flow (equity valuation) to its carrying value. If the carrying value exceeds the equity valuation the Goodwill is impaired appropriately. The equity valuation is based on historical data and management assumptions of future cash flow. Since the assumptions are forward looking actual results could differ materially from those used in the valuation process.

Income Taxes – Income tax provisions are based on income reported for financial statement purposes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for reporting purposes and the amounts used for income tax purposes. The Company records valuation allowances or adjustments against its deferred tax assets when it is more likely than not that the amounts will not be recognized.

Capital Expenditures:

Capital expenditures for 2003 totalled $5.1 million as compared to $1.4 million in 2002. Major expenditures included the replacement and upgrading of machinery and equipment, and enhancements to information processing systems. It is anticipated that capital expenditures will be approximately $3.0 million in 2004, mainly in the area of repair and replacement of existing machinery and equipment.

     Capital expenditures for 2002 totalled $1.4 million as compared to $6.8 million in 2001. Major expenditures included replacement of machinery and equipment, increased processing capabilities and enhancements to a warehouse management system.

     During 2002 and 2001, the Company sold and leased back approximately $2.0 million and $2.5 million of fixed assets respectively, which added to cash flow and minimized other financing requirements. The leaseback transactions are recorded as operating leases and therefore are not reflected as debt on the accompanying Consolidated Financial Statements.

Liquidity and Capital Resources

The Company’s operating results have suffered in recent years due largely to the economic conditions within its primary customer markets. Management initiated several actions that served to generate cash, which in turn, reduced the Company’s debt load and restructured its base operating costs to better position itself to favorably leverage incremental sales in the future. Many of the actions initiated resulted in charges being taken against current year earnings in the form of impairment or other special charges ($11.5 million in 2003).

     Additionally, in the last three years, the Company aggressively lowered its investment in inventory and sold unused facility space in select operations. The cash generated from these actions along with the previously mentioned sale of certain non-performing business units, allowed the Company to reduce its total debt and other financing arrangements (including its accounts receivable securitization facility) by $43.3 million since the end of 2000 as well as fund its ongoing operations.

     The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company utilizes an Accounts Receivable Securitization Facility (see Footnote 9 for more details) as its primary external funding source for working capital needs.

     Cash flow from operating activities in 2003 was a negative $1.1 million. This included a $12.9 million reduction in accounts receivable sold under the Company’s Accounts Receivable Securitization Facility due to reduced funding requirements for operations. Excluding the impact of reduced receivables sold under the Company’s Accounts Receivable Securitization Facility, cash flow from operations was a positive $11.8 million.

     Working capital, excluding the current portion of long-term debt, of $91.3 million is down $8.8 million, or 8.8%, since the start of 2003. Average inventory levels have declined throughout the year until late in the fourth quarter when management elected to increase the level of material stocked due to increasing demand and in expectation of the Company’s historically stronger first quarter sales. Additionally, the Company received $9.9 million of income tax refunds in the second quarter of 2003. The refund was due to the carry-back of net operating losses for federal income tax purposes. Gross trade receivables (prior to the impact of receivables sold under the Securitization Facility) increased $7.1 million through December 31, 2003 largely due to higher than normal year-end sales demand. The days sales outstanding (DSO) remained constant at 48 days year-over-year.

     At December 31, 2003, $13.0 million of receivables were sold or utilized under the Accounts Receivable Securitization Facility (versus $25.9 million at December 31, 2002). Available funds remaining under this facility are $20.1 million at year-end 2003.

     As part of management’s decision to sell underutilized or non-performing assets, a total of $16.2 million of cash was received during 2003. During the third quarter of 2003, the Company received cash of $1.5 million on the sale of its joint venture interest in Energy Alloys, $0.8 million on the sale of assets of its honing business and $10.5 million on the sale of its Los Angeles facility. During the fourth quarter of 2003, the Company received $3.4 million on the sale of its Kansas City facility. The Company entered into a long-term operating lease at its Los Angeles and Kansas City facilities subsequent to the sale of these properties, incurring rental expense only for the floor space needed for its operations.

     As of December 31, 2003, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

			Actual
	Required		12/31/03
Debt-to-Capital Ratio	<.60	*	.46
Working Capital-to-Debt Ratio	>1.00		1.09
Minimum Equity Value	$100 Million		$113.6 Million

     *Decreases to .55 on March 31, 2004

     All current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories), to fund its ongoing capital expenditure programs and meet its debt obligations.

Cash Commitments

The following is a schedule of cash commitments for long-term debt and non-cancelable lease payments:

Payments Due In	Debt	Leases	Total
2004	$8,248	$10,366	$18,614
2005	11,371	9,545	20,916
2006	16,189	8,509	24,698
2007	16,208	6,918	23,126
2008	19,109	5,890	24,999
Later Years	37,157	14,519	51,676

Total	$108,282	$55,747	$164,029

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various rate and metal price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings and the Accounts Receivable Securitization Facility. Market risk arises from changes in variable interest rates. An increase of 1% in interest rates on the variable rate indebtedness and Accounts Receivable Securitization Facility would increase the Company’s annual interest expense and discount on sale of accounts receivable by approximately $0.2 million. The Company’s raw material costs are comprised primarily of highly engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of goods sold than in its selling prices.

Commitments and Contingencies:

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

     Equity Plan Disclosures:

     The following table includes information regarding the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuances
	issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	2,083,951	$9.73	125,599
Equity compensation plans not approved by security holders	—	—	—

Total	2,083,951	$9.73	125,599

Controls and Procedures:

(a) Evaluation of Disclosure Controls and Procedures

Castle maintains a system of internal controls designed to provide reasonable assurance that its assets and transactions are properly recorded for the preparation of financial information. The system of internal controls is monitored and tested by Castle’s internal auditor. On a quarterly basis a formal senior management review of internal audit results; systems and procedures; variance reports; safety; physical security; and legal and human resource issues is conducted.

     A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13s-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in ensuring that the information the Company is required to disclose in this annual report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission.

(b) Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

ITEM 8 — Financial Statements and Supplementary Data

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Net sales	$543,031	$538,143	$593,292
Cost of material sold	(384,459)	(377,997)	(417,113)
Special charges (Note 8)	(1,624)	—	—

Gross material margin	156,948	160,146	176,179
Plant and delivery expense	(87,055)	(87,902)	(97,567)
Sales, general and administrative expense	(68,339)	(67,720)	(66,808)
Impairment and other operating expenses (Note 8)	(6,456)	—	—
Depreciation and amortization expense	(8,839)	(8,895)	(8,961)

Total other operating expense	(170,689)	(164,517)	(173,336)
Operating (loss) income	(13,741)	(4,371)	2,843
Equity in earnings (loss) of joint ventures	137	446	(586)
Impairment to joint venture investment and advances (Note 8)	(3,453)	—	—
Interest expense, net (Note 10)	(9,709)	(7,459)	(9,395)
Discount on sale of accounts receivable (Note 9)	(1,157)	(3,429)	(1,274)

Loss from continuing operations before income taxes	(27,923)	(14,813)	(8,412)

Income taxes (Note 6):
Federal – current	2,321	10,501	6,461
– deferred	7,229	(5,878)	(3,900)
State	496	917	474

	10,046	5,540	3,035

Net loss from continuing operations	(17,877)	(9,273)	(5,377)
Discontinued operations (Note 7):
Income (loss) from discontinued operations, net of income tax (benefit) expense of $(40) and $187, respectively	—	(26)	327
Loss on disposal of subsidiary, net of income tax benefit of $(115) and $(188), respectively	(172)	(752)	—

Net loss	(18,049)	(10,051)	(5,050)
Preferred dividends	(961)	(103)	—

Net loss applicable to common stock	$(19,010)	$(10,154)	$(5,050)

Basic and diluted (loss) earnings per share from:
Continuing operations	$(1.19)	$(0.63)	$(0.38)
Discontinued operations	(0.01)	(0.05)	0.02

Total	$(1.20)	$(0.68)	$(0.36)

The accompanying notes to financial statements are an integral part of these statements

Consolidated Balance Sheets

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001
Assets
Current assets
Cash and equivalents	$2,455	$918	$1,801
Accounts receivable, less allowances of $500 in 2003, $700 in 2002 and $600 in 2001 (Note 9)	54,232	34,273	19,353
Inventories — principally on last-in, first-out basis (latest cost higher by approximately $42,900 in 2003, $39,000 in 2002 and $39,500 in 2001	117,270	131,704	129,521
Income tax receivable (Note 6)	660	9,897	5,120
Advances to joint ventures and other current assets	7,184	7,930	6,121
Assets held for sale	1,067	—	—
Current assets–discontinued subsidiary	—	—	8,941

Total current assets	182,868	184,722	170,857

Investment in joint ventures (Note 5)	5,492	7,278	9,206
Goodwill (Note 1)	31,643	31,947	31,212
Pension assets (Note 4)	42,075	40,359	24,028
Advances to joint ventures and other assets	8,688	6,754	3,953
Property, plant and equipment, at cost:
Land	4,767	6,025	5,824
Buildings	45,346	53,322	51,245
Machinery and equipment	118,447	125,376	124,571

	168,560	184,723	181,640
Less — accumulated depreciation	(100,386)	(103,188)	(96,111)

	68,174	81,535	85,529
Non-current assets–discontinued subsidiary	—	—	2,630

Total assets	$338,940	$352,595	$327,415

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$67,601	$64,192	$47,824
Accrued payroll and employee benefits (Note 4)	10,809	10,101	10,061
Accrued liabilities	8,336	5,991	5,336
Current and deferred income taxes (Note 6)	4,852	4,351	703
Current portion of long-term debt (Note 10)	8,248	3,546	2,664
Current liabilities–discontinued subsidiary	—	—	4,118

Total current liabilities	99,846	88,181	70,706

Long-term debt, less current portion (Note 10)	100,034	108,801	117,047
Long-term debt–discontinued subsidiary	—	—	141
Deferred income taxes (Note 6)	13,963	21,101	18,914
Deferred gain on sale of assets	7,304
Minority interest	1,456	1,352	1,236
Post-retirement benefit obligations (Note 4)	2,683	2,236	2,137
Commitments and contingencies	—	—	—
Stockholders’ equity (Notes 11 and 12)
Preferred stock – no par — 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239	—
Common stock, $0.01 par value – authorized 30,000,000 shares; issued and outstanding 15,796,439 in 2003, 15,799,126 in 2002 and 14,160,564 in 2001	159	158	142
Additional paid in capital	35,009	35,017	27,483
Earnings reinvested in the business	66,480	85,490	95,644
Accumulated other comprehensive income/(loss)	1,042	(555)	(1,475)
Other — deferred compensation	(30)	(195)	(401)
Treasury stock, at cost – 43,686 shares in 2003, 41,001 shares in 2002 and 742,191 shares in 2001	(245)	(230)	(4,159)

Total stockholders equity	113,654	130,924	117,234

Total liabilities and stockholders’ equity	$338,940	$352,595	$327,415

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flow

	Years Ended December 31,
(Dollars in thousands	2003	2002	2001
Cash flows from operating activities
Net loss	$(18,049)	$(10,051)	$(5,050)
Net loss (income) from discontinued operations	172	778	(327)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	8,839	8,895	8,961
Amortization of deferred gain	(593)	—	—
Loss (gain) on sale of facilities/equipment	375	(624)	44
Equity in (earnings) loss of joint ventures	(137)	(446)	586
Deferred tax provision	(7,229)	5,878	3,900
Increase in pension and other assets	(2,944)	(5,597)	(1,825)
Non-cash pension income	(1,953)	(2,988)	(2,894)
Increase in post-retirement benefit obligations and other	606	444	281
Increase in minority interest	104	116	265
Asset and joint venture impairment	11,333	—	—
Sale of accounts receivable, net	(12,866)	(14,134)	40,000
Increase (decrease) from changes in:
Accounts receivable	(5,961)	4,545	25,107
Inventories	14,328	7,765	28,421
Other current assets	9,930	(6,443)	(26)
Accounts payable	2,543	7,454	(34,359)
Accrued payroll and employee benefits	708	40	(868)
Income tax payable	493	(98)	(4,535)
Accrued liabilities	(758)	60	(1,170)

Net cash from operating activities-continuing operations	(1,059)	(4,411)	56,511
Net cash from operating activities-discontinued operations	—	(1,194)	3,055

	(1,059)	(5,600)	59,566
Cash flows from investing activities:
Investments and acquisitions	—	(842)	—
Proceeds from disposition of subsidiary	—	2,486	—
Advances to and investments in joint ventures	(289)	(1,882)	(3,477)
Proceeds from sale of facilities/equipment	14,002	2,844	2,539
Capital expenditures	(5,145)	(1,446)	(6,806)

Net cash from investing activities – continuing operations	8,568	1,160	(7,744)
Net cash from investing activities – discontinued operations	—	98	(559)

	8,568	1,258	(8,303)
Cash flows from financing activities
Proceeds for issuance of long-term debt	1,455	—	—
Repayment of long-term debt	(6,637)	(8,166)	(39,902)
Dividends paid	—	—	(7,009)
Preferred stock	(961)	(103)	—
Proceeds from preferred stock issuance	—	11,239	—
Effect of exchange rate changes on cash	171	54	(20)
Other	—	(502)	(294)

Net cash from financing activities – continuing operations	(5,972)	2,522	(47,225)
Net cash from financing activities – discontinued operations	—	937	(3,996)

	(5,972)	3,459	(51,221)
Net increase (decrease) in cash	1,537	(883)	42
Cash — beginning of year	918	1,801	1,759

Cash — end of year	$2,455	$918	$1,801

The accompanying notes to consolidated financial statements are an integral part of these statements.

Supplemental Disclosure of
Consolidated Cash Flow Statements

	Years Ended December 31,
(Dollars in thousands)	2003	2002	2001
Supplemental disclosures of cash flow information
Cash paid (received) during the year for—
Interest	$9,740	$7,399	$9,751

Income taxes	$(12,653)	$(6,320)	$(2,513)

Consolidated Statements of Stockholders’ Equity

						Capital
						Received			Accumulated
	Common	Treasury				in Excess			Other
	Shares	Shares	Preferred	Common	Treasury	of Par	Retained	Deferred	Comprehensive
	(000)	(000)	Stock	Stock	Stock	Value	Earnings	Comp.	Loss	Total
Balance at January 1, 2001	14,903	(742)	$—	$27,625	$(4,159)	$—	$107,703	$(805)	$(1,123)	$129,241
Comprehensive Loss
Net loss							(5,050)			(5,050)
Foreign currency translation									(378)	(378)
Pension liability adjustment (net of income tax of $17)									26	26

Total comprehensive loss										(5,402)
Cash dividends paid							(7,009)			(7,009)
Stock issuances				(27,483)		27,483				—
Other								404		404

Balance at December 31, 2001	14,903	(742)	—	142	(4,159)	27,483	95,644	(401)	(1,475)	117,234
Comprehensive Loss
Net loss							(10,051)			(10,051)
Foreign currency translation									621	621
Pension liability adjustment (net of income tax of $198)									299	299

Total comprehensive loss										(9,131)
Stock issuances			11,239							11,239
Preferred dividends							(103)			(103)
Contribution to pension plan	937	685		16	3,839	7,485				11,340
Other		16			90	49		206		345

Balance at December 31, 2002	15,840	(41)	11,239	158	(230)	35,017	85,490	(195)	(555)	130,924
Comprehensive Loss
Net loss							(18,049)			(18,049)
Foreign currency translation									1,691	1,691
Pension liability adjustment (net of income tax of $63)									(94)	(94)

Total comprehensive loss										(16,452)
Preferred Dividends							(961)			(961)
Other		(3)		1	(15)	(8)		165		143

Balance at December 31, 2003	15,840	(44)	$11,239	$159	$(245)	$35,009	$66,480	$(30)	$1,042	$113,654

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements

(1) Principal accounting policies and business description

Nature of operations—A. M. Castle & Co. (the “Company”) is an industrial distributor of specialty metals including carbon, alloy, and stainless steels; nickel alloys; aluminum; and copper and brass throughout the United States, Canada and Mexico. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms in various industries primarily within the producer durable equipment sector. The Company also distributes industrial plastics through its subsidiary, Total Plastics, Inc.

Basis of presentation—The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for entities in which the Company has a significant influence. Generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%. All inter-company accounts and transactions have been eliminated.

Use of estimates—The financial statements have been prepared in accordance with generally accepted accounting principles which necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.

Revenue Recognition—Revenue from product sales is largely recognized upon shipment whereupon title passes and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded. Shipping and handling expenses are recorded as operating expense in the period incurred. These amounts were $20.6 million, $21.1 million and $23.1 million for 2003, 2002 and 2001 respectively.

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

Retirement plan costs—The Company accrues and funds its retirement plans based on amounts, as determined by an independent actuary, necessary to maintain the plans on an actuarially sound basis. The Company also provides certain health care and life insurance benefits for retired employees. The cost of these benefits is recognized in the financial statements during the employee’s active working career.

Foreign Currency Translation—For all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholder’s equity.

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

Earnings per share — Earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares and have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per share”, the following table is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported. (dollars and shares in thousands)

	2003	2002	2001
Net loss from continuing operations	$(17,877)	$(9,273)	$(5,377)
Net (loss) income from discontinued operations	(172)	(778)	327

Net loss	(18,049)	(10,051)	(5,050)
Preferred dividends	(961)	(103)	—

Net loss applicable to common stock	$(19,010)	$(10,154)	$(5,050)

Weighted average common shares outstanding	15,780	14,916	14,094
Dilutive effect of outstanding employee and directors’ common stock options and preferred stock	—	—	—

Diluted common shares outstanding	15,780	14,916	14,094

Basic and diluted (loss) earnings per share:
Net loss from continuing operations	$(1.19) *	$(0.63) *	$(0.38)
Net (loss) earnings from discontinued operations	(0.01)	(0.05)	0.02

Net loss per share	$(1.20)	$(0.68)	$(0.36)

Outstanding employee and directors’ common stock options and restricted and preferred stock shares having no dilutive effect	3,877	3,722	1,681

*Loss includes net loss from continuing operations and preferred dividends.

Goodwill— In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company adopted this accounting standard effective January 1, 2002. As a result of the decision to sell one of its business units, $0.4 million of goodwill was sold in 2003. The Company performs an annual impairment test on Goodwill and other intangible assets during the first quarter of each fiscal year. No impairment was recorded during 2003.

     The changes in carrying amounts of goodwill were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of December 31, 2002	$18,974	$12,973	$31,947
Sold	(414)	—	(414)
Currency Valuation	110	—	110

Balance as of December 31, 2003	$18,670	$12,973	$31,643

     The following is a reconciliation of net income and earnings per share between the amounts reported in 2001 and the adjusted amounts as if this standard had been effective.

2001
Net loss from continuing operations:
As reported	$(5,377)
Goodwill amortization, net of tax	699

Adjusted net loss	$(4,678)

Loss per share (basic and diluted):
As reported	$(0.38)
Goodwill amortization	0.05

Adjusted net loss per share	$(0.33)

Net loss from continuing and discontinued operations:
As reported	$(5,050)
Goodwill amortization	740

Adjusted net loss	$(4,310)

Loss per share (basic and diluted)
As reported	$(0.36)
Goodwill amortization	0.05

Adjusted net loss per share	$(0.31)

Concentrations—The Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States and Canada. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms’ spread across the entire spectrum of metals using industries. The Company’s customer base is well diversified with no single industry accounting for more than 5% of the Company’s total business and no one customer more than 4%. Approximately 93% of the Company’s business is conducted in the United States with the remainder of the sales being made in Canada.

New Accounting Standards—During 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. The statement allows for the Company’s current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure is required for information on the fair value of stock options and the effect on earnings per share (in tabular form). The Company has complied with this pronouncement beginning in 2003.

     In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This Statement was effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement has not had an impact on the Company’s financial position or results of operations.

     On November 25, 2002, the FASB issued Interpretation No 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”, Including Indirect Guarantees of Indebtedness to Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Interpretation No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 31, 2002. Adoption of this Interpretation did not have an impact on financial statements and related disclosures.

     In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Accounting Research Bulletin No. 5, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has no impact on the Company’s financial statements and related disclosures.

(2) Segment Reporting

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

     The following is the segment information for the years ended December 31, 2003, 2002 and 2001:

	Net	Gross	Other	Operating	Total
	Sales	Mat’l Margin	Oper Exp	(Loss) Income	Assets
2003
Metals Segment	$475,302	$133,512	$(147,548)	$(14,036)	$306,892
Plastics Segment	67,729	23,436	(20,587)	2,849	31,388
Other	—	—	(2,554)	(2,554)	660

Consolidated	$543,031	$156,948	$(170,689)	$(13,741)	$338,940

2002
Metals Segment	$477,695	$138,955	$(142,847)	$(3,892)	$312,223
Plastics Segment	60,448	21,191	(18,823)	2,368	30,475
Other	—	—	(2,847)	(2,847)	9,897

Consolidated	$538,143	$160,146	$(164,517)	$(4,371)	$352,595

2001
Metals Segment	$538,321	$156,169	$(151,020)	$5,149	$281,870
Plastics Segment	54,971	20,010	(19,051)	959	28,854
Other	—		(3,265)	(3,265)	5,120
Discontinued operation	—	—	—	—	11,571

Consolidated	$593,292	$176,179	$(173,336)	$2,843	$327,415

“Other” – Operating loss includes the costs of executive and legal departments, which are, shared by both the metals and plastics segments. The segments total assets consist solely of the Company’s income tax receivable (the Company files a consolidated income tax return).

(3) Lease Agreements

The Company has operating leases covering certain warehouse facilities, equipment, automobiles and trucks, with lapse of time as the basis for all rental payments plus a mileage factor included in the truck rentals.

Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, are as follows (in thousands):

Year ending December 31,
2004	$10,366
2005	9,545
2006	8,509
2007	6,918
2008	5,890
Later years	14,519

Total minimum payments required	$55,747

     Total rental payments charged to expense were $15.6 million in 2003, $16.8 million in 2002 and $14.0 million in 2001.

     In July 2003, the Company sold its Los Angeles land and building for $10.5 million. Under the agreement, the Company has a ten year lease for 59% of the property and a short-term lease expiring in November 2004 for 41% of the space which is not available for use. In October 2003, the Company also sold its Kansas City land and building for $3.4 million and is leasing back approximately 68% of the property from the purchaser for ten years. These transactions are being accounted for as operating leases. The two transactions generated a total net gain of $8.5 million, which has been deferred and is being amortized to income ratably over the term of leases. At December 31, 2003, the remaining deferred gain of $7.3 million is shown as “Deferred gain on sale of assets” with an additional $0.8 million included in “Accrued liabilities” in the Condensed Balance Sheets. The lease requires the Company to pay customary operating and repair expenses and contains renewal options. For the year ended December 31, 2003, the total rental expense was $0.3 million.

     During 2002 and 2001 the Company sold and leased back equipment under operating leases with terms of six and five years, respectively. The assets sold at approximately net book value for proceeds of $2.0 million and $2.5 million. The leases allow for a purchase option of $0.6 million in 2002 and $0.9 million in 2001. Annual rentals are $0.3 million and $0.6 million for assets sold in 2002 and 2001, respectively. These leases are recorded as operating leases in accordance with the criteria set forth in SFAS No. 13 “Accounting For Leases”.

(4) Retirement, Profit Sharing and Incentive Plans

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

Components of net pension benefit cost for 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Service cost	$2,040	$1,889	$1,726
Interest Cost	5,813	5,689	5,549
Expected return on assets	(9,769)	(10,351)	(9,691)
Amortization of prior service cost	67	67	57
Amortization of actuarial loss (gain)	204	—	(81)

Net periodic benefit	$(1,645)	$(2,706)	$(2,440)

Status of the plans at December 31, 2003, 2002 and 2001 was as follows (in thousands):

	2003	2002	2001
Change in projected benefit obligation
Benefit obligation at beginning of year	$86,488	$78,811	$72,298
Service cost	2,040	1,889	1,726
Interest cost	5,813	5,689	5,549
Benefit payments	(4,911)	(4,660)	(4,457)
Actuarial loss	9,578	4,760	2,852
Plan amendments	—	(1)	843

Projected benefit obligation at end of year	$99,008	$86,488	$78,811

Change in plan assets:
Fair value of assets at beginning of year	$77,225	$84,470	$95,268
Actual return (loss) on assets	19,526	(16,269)	(6,594)
Employer contributions	341	13,684	253
Benefit payments	(4,910)	(4,660)	(4,457)

Fair value of plan assets at year-end	$92,182	$77,225	$84,470

Reconciliation of funded status:
Funded status	$(6,826)	$(9,263)	$5,659
Unrecognized prior service cost	664	731	799
Unrecognized actuarial loss	44,965	45,349	13,970

Net amount recognized	$38,803	$36,817	$20,428
Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$42,075	$40,122	$23,791
Accrued benefit liability	(3,773)	(3,512)	(3,903)
Intangible assets	—	—	34
Accumulated comprehensive income	501	207	506

Net amount recognized	$38,803	$36,817	$20,428

Accumulated benefit obligations (all plans)	$(89,856)	$(79,146)	$(70,843)

Accumulated benefit obligations – Supplemental Pension Plan (Included in total for all plans*)	$(3,772)	$(3,511)	$(3,903)

*The Company’s Supplemental Pension Plan included in the disclosure table above is a non-qualified unfunded plan.

     The assumptions used to measure the projected benefit obligations, future salary increases, and to compute the expected long-term return on assets for the Company’s defined benefit pension plans are as follows:

	2003	2002	2001
Discount rate	6.00%	6.7%	7.50%
Projected annual salary increases	4.00	4.75	4.75
Expected long-term rate of return on plan assets	9.00	9.00	9.00
Measurement date	12/31/02	12/31/01	12/31/00

     The assumptions used to determine net periodic pension costs are as follows:

	2003	2002	2001
Discount rate	6.75%	7.50%	8.00%
Expected long-term rate of return on plan assets	9.00	10.00	10.00
Projected annual salary increases	4.75	4.75	4.75
Measurement date	12/31/02	12/31/01	12/31/00

     The assumption on expected long-term rate of return on plan assets was based on a building block approach. The expected long-term rate of inflation and risk premiums for the various asset categories is based on the current investment environment. General historical market returns are used in the development of the long-term expected inflation rates and risk premiums. The target allocations of assets are used to develop a composite rate of return assumption.

     The Company’s pension plan weighted average asset allocations at December 31, 2003, 2002, and 2001, by asset category, are as follows:

	2003	2002
Equity securities	68.8%	53.5%
Company stock	12.9	9.6
Debt securities	12.2	16.5
Real estate	5.9	6.5
Other	0.2	13.9

	100.0%	100.0%

     The Company’s pension plan funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Board. The overall target portfolio allocation is 75% equities; 15% fixed income; and 10% real estate. Within the equity allocation, the style distribution is 30% value; 30% growth; 15% small cap growth; 15% international; and 10% company stock. With the exception of real estate and the Company stock, the investments are made in mutual funds. These funds’ conformance with style profiles and performance is monitored regularly by the Company’s pension advisor. Adjustments are made in the subsequent quarters when investment allocations deviate from target by 5% or more. The investment advisor makes quarterly reports to the Audit Committee and Management and annually reports to the Board.

     The Company has profit sharing plans for the benefit of salaried and other eligible employees (including officers). The Company’s profit sharing plans include features under Section 401 of the Internal Revenue Code. The plan includes a provision whereby the Company partially matches employee contributions up to a maximum of 6% of the employees’ salary. The plan also includes a supplemental contribution feature whereby a Company contribution would be made to all eligible employees upon achievement of specific return on investment goals as defined by the plan.

     The Company has a management incentive plan for the benefit of its officers and key employees. Incentives are paid to line managers based on performance, against objectives, of their respective operating units. Incentives are paid to corporate officers on the basis of total Company performance against objectives. Amounts accrued and charged to income under each plan is included as part of accrued payroll and employee benefits at each respective year-end. The amounts charged to income are summarized below (in thousands):

	2003	2002	2001
Profit Sharing and 401-K	$414	$384	$427

Management Incentive	$691	$544	$258

     The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these plans.

Components of net post retirement benefit cost for 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Service cost	$100	$74	$63
Interest cost	$154	$149	$144
Amortization of prior service cost	$42	$22	$22
Amortization of actuarial loss	($31)	($46)	($56)

Net periodic benefit cost	$265	$199	$173

The status of the plans at December 31, 2003, 2002, and 2001 was as follows (thousands):

	2003	2002	2001
Change in projected benefit obligations:
Benefit obligation at beginning of year	$2,367	$1,936	$1,709
Service cost	100	74	62
Interest cost	154	149	144
Benefit payments	(192)	(101)	(127)
Actuarial loss	206	309	148

Benefit obligation at end of year	$2,635	$2,367	$1,936

Reconciliation of funded status:
Funded status	$(2,635)	$(2,367)	$(1,936)
Unrecognized prior service cost	313	355	376
Unrecognized actuarial gain	(387)	(624)	(978)

Accrued benefit liabilities	$(2,709)	$(2,636)	$(2,538)

     Future benefit costs were estimated assuming medical costs would increase at a 5.75% annual rate for 2003. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated post retirement benefit obligation at December 31, 2003 by $184,000 with no significant effect on the 2002 post retirement benefit expense. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 6.00% in 2003, 6.75% in 2002 and 7.5% in 2001.

     During 2002 the Company contributed $11.3 million of company stock and $2.0 million of cash to the pension plans. The Company anticipates contributing $0.3 million to its Supplemental Pension Plan in 2004. Non-cash income on the pension investments, net of non-cash expenses for post-retirement benefits, of $1.4 million, $2.5 million and $2.3 million was recognized in 2003, 2002 and 2001, respectively.

(5) Joint Ventures

In July 2003 the Company sold its 50% interest in Energy Alloys, a joint venture which distributes tubular goods to the oil and gas field industries. The Company received $1.5 million in cash and a $2.9 million 6% 10-year promissory note. On December 31, 2003, a commitment letter was received for the sale of the Company’s interest in Laser Precision, a joint venture which produces laser cut parts and on January 1, 2004 the Company issued a letter of intent to purchase the remaining interest in Castle de Mexico, a joint venture which distributes metals.

     On May 1, 2002 the Company purchased its joint venture partner’s remaining interest in Metal Express. Metal Express serves the small order needs of tool and die shops, universities and other research facilities as well as the maintenance, engineering and non-manufacturing needs of the Company’s traditional customer base. The results of this entity, now a wholly owned subsidiary, have been consolidated in the Company’s financial statements as of the date of the acquisition.

     The Company has remaining interest in two non-controlled joint ventures, which are accounted for on the equity basis. The following information summarizes the participation in joint ventures (in millions):

For the Years Ended December 31,	2003	2002	2001
Equity in earnings (loss) of joint ventures	$0.1	$0.4	$(0.6)
Investment in joint ventures	5.5	7.3	9.2
Advances to joint ventures	1.7	5.5	3.5
Sales to joint ventures	1.2	3.0	3.5
Purchases from joint ventures	0.7	0.9	1.8

Summarized financial data for these ventures combined and a venture (sold in 2003) which met certain thresholds for separate disclosure, is as follows (in millions):

	Individual Venture		Combined
For the Years Ended December 31,	2002	2001	2003	2002	2001
Revenues	$33.6	$35.5	$105.0	$145.5	$161.3
Gross material margin	8.3	8.5	16.1	27.3	33.3
Pre-tax income	1.0	2.0	0.3	0.7	(0.1)
Current assets	16.4	19.6	40.9	60.7	72.2
Non-current assets	2.3	2.2	11.7	15.5	20.0
Current liabilities	12.3	17.6	41.0	57.8	65.3
Non-current liabilities	1.5	0.1	3.4	4.7	10.4
Partners equity	4.9	4.1	8.2	13.6	16.5

(6) Income taxes

Significant components of the Company’s federal and state deferred tax liabilities and assets (foreign income is insignificant) as of December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
Deferred tax liabilities:
Depreciation	$11,086	$12,038	$11,898
Inventory, net	7,009	8,261	6,562
Pension	15,288	12,222	8,092
Other, net	197	—	—

Total deferred liabilities	33,580	32,521	26,552
Deferred tax assets:
Post-retirement benefits	1,127	1,054	1,014
NOL carryforward	7,769	4,522	3,159
Deferred gain	3,501	—	—
Impairment and special charges	2,866	—	—
Other, net	—	1,493	2,761

Total deferred tax assets	15,263	7,069	6,934

Net deferred tax liabilities	$18,317	$25,452	$19,618

     A reconciliation between the statutory income tax amount and the effective amounts at which taxes were actually (benefited) provided is as follows (in thousands):

	2003	2002	2001
Federal (benefit) income tax at statutory rates	$(9,773)	$(5,185)	$(2,944)
State income taxes, net of Federal income tax benefits	(1,216)	(703)	(383)
Other	943	348	292
Income tax benefit	$(10,046)	$(5,540)	$(3,035)

     In the fourth quarter of 2003 the Company revalued its deferred tax assets mainly consisting of state income net operating loss carryforward (NOL). The revaluation resulted in a net charge to income tax expense of $0.8 million. The Company believes that the remaining state NOL of $4.0 million and Federal NOL of $4.5 million will be recognized before their expiration dates which range from 2006 to 2023.

(7) Discontinued Operations

On May 1, 2002 the Company sold its United Kingdom subsidiary for $6.5 million consisting of $3.3 million received in cash ($2.5 million paid at closing and $0.8 million received in January 2003) and $3.2 million to settle amounts owed. The initial after-tax loss on the sale totalled $0.8 million. In December 2003, claims were received from the buyer against certain of the assets sold, which resulted in an additional after tax loss on the sale of $0.2 million.

     The financial statements for all periods have been restated to present the subsidiary as a discontinued operation. The following is a summary of the discontinued operation’s financial data (in millions):

	2002	2001
Net Sales	$4.5	$16.7
Pre tax (loss) income	(0.1)	0.5
Net (loss)	—	0.3

(8) Asset Impairment and Special Charges

After a review of certain of its under-performing operations within its metals segment, the Company initiated a major restructuring program during the second quarter of 2003. The restructuring anticipated the sale or liquidation of several under-performing and cash consuming business units, which are not strategic to the Company’s long-term strategy and were reporting operating losses and/or consuming cash. The restructuring includes the closing of KSI, LLC a chrome bar plating operation; the liquidation or sale of the Company’s 50% interest in Laser Precision, a joint venture which produces laser cut parts; the sale of the operating assets of Keystone Honing Company, a subsidiary which processes and sells honed tubes; the disposal of selected pieces of equipment which interfere with more efficient use of the Company’s distribution facilities, and the sale of the Company’s 50% interest in Energy Alloys, a joint venture which distributes tubular goods to the oil and gas field industries.

     The combined impairment and special charges recorded during 2003 included $1.6 million of inventories to be sold or liquidated in connection with the disposition of certain businesses; the impairment of long-lived assets of $4.5 million based on their anticipated sale price or appraisal value; the accrual of $1.1 million of contract termination costs under operating leases associated with the sale of the businesses’ non-inventory assets, a $3.5 million impairment on the investment in the two joint ventures, and $0.8 million of other restructuring related costs.

     The following table summarizes the restructure reserve activity (in millions):

	June 30	Second Half	Second Half	December
	2003	2003	2003	2003
	Balance	Charges	Adjustments	Balance
Lease and other contract transition costs	$0.9	$(0.6)		$0.3
Environmental clean-up costs	0.4	(0.5)	0.9	0.8
Legal fees on asset sales/divestiture	0.2	(0.2)	0.1	0.1

Total	$1.5	$(1.3)	$1.0	$1.2

KSI, LLC

Although the Company has made significant investments in this business the operation has never operated profitably due to the lack of sufficient volume. New business was aggressively being sought, but due to the highly depressed activity in the markets it served, the necessary volume could not be achieved. In the second quarter of 2003, the decision was made to cease operations and begin the liquidation. As a result of this decision an impairment of $3.1 million has been recorded on long-lived assets; $0.6 million was accrued for contract termination costs under operating leases; $0.4 million was accrued for environmental shutdown and clean up costs of the existing building; $0.8 million of special charges were incurred to reduce inventory to anticipated liquidation value and $0.4 million was incurred for early termination of funded debt which was secured by the entity’s assets.

Keystone Honing Company

During the second quarter of 2003 the Company entered into negotiations to sell selected assets of this wholly owned subsidiary. The sale was completed on July 31, 2003. As a result of the sale, an impairment charge of $0.8 million was recorded on long-lived assets and goodwill and a special charge of $0.8 million was recorded to reduce inventory to its net realizable value.

Energy Alloys, a Joint Venture

Under the Company’s joint venture agreement, Energy Alloys LP, the Company had the right under the buy-sell agreement to either purchase or sell its interest for a specific dollar value. The Company exercised this provision on January 28, 2003. The two parties entered into negotiations, which resulted in an agreement under which the joint venture partner would purchase the Company’s interest for $4.4 million. On July 23, 2003 the Company received $1.5 million in cash and a $2.9 million promissory note for its interest in the joint venture. An impairment charge of $0.2 million was recorded based on the loss on the sale primarily due to professional service fees associated with this transaction.

Laser Precision, a Joint Venture

Continued depression in the manufacturing environment and failure to achieve breakeven points or positive cash flows during the first six months of 2003 led to the decision to liquidate or sell this joint venture. On December 31, 2003 the Company received a commitment letter for the sale of the joint venture. An impairment of $3.3 million was recognized based upon the Company’s expected sales price.

Long-Lived Asset Impairment and Lease Termination Costs

Selected long-lived assets and non-cancelable leases were either impaired or accruals were made for contract termination costs totalling $1.1 million. The decision was made to dispose of the owned assets and cease use of the leased assets in order to facilitate plant consolidations and to maximize plant utilization.

(9) Accounts Receivable Securitization

In December 2002, the Company replaced an Accounts Receivable Securitization facility scheduled to expire in March 2003 with a $60 million, three-year facility. The Company is utilizing a special purpose, fully consolidated, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries, and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable, and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of December 31, 2003, $13.0 million of accounts receivable were sold to the finance company and an additional $20.1 million could have been sold under the agreement. The amount sold to the financing company at December 31, 2002 was $25.9 million.

     The sale of accounts receivable is reflected as a reduction of “accounts receivable, net” in the Consolidated Balance Sheets and the proceeds received are included in “net cash provided from operating activities” in the Consolidated Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to “discount on sale of accounts receivable” in the Consolidated Statements of Operations. The discount rate as of December 31,2003 ranged from 3.89% to 4.00%.

(10) Debt

Long-Term Debt

Long-term debt consisted of the following at December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Revolving credit agreement	$6,557	$3,434	$6,658
8.49% (6.49% prior to November 2002) insurance company term loan, due in equal installments from 2004 through 2008	20,000	20,000	20,000
Industrial development revenue bonds at a 6.22% weighted average rate, due in varying amounts through 2009	4,891	11,558	13,825
9.54% (7.54% prior to November 2002) insurance company loan due in equal installments from 2005 through 2009	25,000	25,000	25,000
8.55% (6.54% prior to November 2002) average rate insurance company loan due in varying installments through 2012	49,375	51,250	53,125
Other	2,459	1,105	1,103

Total	108,282	112,347	119,711
Less-current portion	(8,248)	(3,546)	(2,664)

Total long-term portion	$100,034	$108,801	$117,047

(a)     The Company has a revolving credit agreement with a Canadian bank. Funding under the facility is limited to the lesser of a funding base or $6.9 million. At December 31, 2003 an additional $0.4 million could have been borrowed under the agreement. The existing Canadian credit facility is a five-year revolver and can be extended annually for an additional year, by mutual agreement. Under this credit arrangement all borrowings are considered to be long-term debt for balance sheet presentation purposes. A domestic facility was replaced by an accounts receivable securitization agreement during the third quarter of 2001.

     Interest rate options for the foreign revolving facility are based on the Bank’s London Interbank Offer Rate (LIBOR) or Prime rates. The weighted average rate was 3.1%, 3.5% and 5.4% in 2003, 2002, and 2001 respectively. A commitment fee of 0.5% of the unused portion of the commitment is also required.

(b)     The industrial revenue bonds are based on a variable rate demand bond structure and are backed by a letter of credit.

(c)     In November 2002 the Company reached an agreement with its lenders to amend its loan covenants. The amendments expand certain critical financial covenants in order to provide greater financial and operating flexibility in exchange for a 200 basis point increase in interest rates. As part of the amendments, the Company granted its lenders security interests in the Company’s and its subsidiaries’ assets and the subsidiaries were added as guarantors. The interest rate increase can be reduced by 150 basis points and the security interests released when the Company’s balance sheet reaches an investment grade credit rating as defined in the loan agreements.

     The most restrictive provisions of the agreements require the Company to maintain certain funded debt-to-total capitalization ratios, working capital ratios and minimum equity balances. The Company was in compliance with all covenants at December 31, 2003.

     Net interest expense reported on the accompanying Consolidated Statements of Operations was reduced by interest income of $0.1 million in 2003, 2002 and 2001.

     Aggregate annual principal payments required on long-term debt are as follows (in thousands):

Year ending December 31,

2004	$8,248
2005	11,371
2006	16,189
2007	16,208
2008	19,109
Later years	37,157

Total debt	$108,282

Short-Term Debt

Short-term borrowing activity was as follows (in thousands)

	2003	2002	2001

Maximum borrowed	—	$1,237	$12,225
Average borrowed	—	709	2,713
Average interest rate during the year	—	3.9%	5.9%
Amounts outstanding at year-end	—	—	—

(11) Common Stock/Stock Options

     During 2000, a lettered stock award of 100,000 shares with a value of $1.2 million was granted. The award vests in various amounts over a three-year period. In 2002, lettered stock awards of 16,000 shares with a value of $0.2 million were granted. The awards vest equally over three years. An expense of $0.1 million, $0.3 million and $0.4 million were recorded for 2003, 2002 and 2001 respectively, in order to recognize the compensation ratably over the vesting period.

     The Company has long-term stock incentive and stock option plans for the benefit of officers, directors, and key management employees. The 1995 Directors Stock Option Plan authorizes up to 187,500 shares; the 1996 Restricted Stock and Stock Option Plan authorizes 937,500 shares; and the 2000 Restricted Stock and Stock Option Plan authorizes 1,200,000 shares for use under these plans. A summary of the activity under the plans is shown below:

		Wtd. Avg
		Exercise	Price
	Shares	Price	Range

December 31, 2000	1,330,641	$15.03	$10.00-$23.88
Granted	433,376	$11.23	$9.87-$13.00
Forfeitures	(138,932)	$14.12	$10.00-$21.88

December 31, 2001	1,625,085	$14.09	$10.00-$23.88
Granted	657,230	$6.83	$6.39-$10.74
Forfeitures/Tendered	(395,612)	$18.18	$10.00-$23.88

December 31, 2002	1,886,703	$10.71	$6.39-$23.88
Granted	397,500	$5.20	$4.79-$5.21
Forfeitures	(208,250)	$9.94	$6.39-$20.25

December 31, 2003	2,075,953	$9.73	$4.79-$23.88

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

     As of December 31, 2003, 1,173,100 of the 2,075,953 options outstanding were exercisable and had a weighted average contractual life of 6.6 years with a weighted average exercise price of $12.07. The remaining 902,853 shares were not exercisable and had a weighted average contractual life of 9.0 years, with a weighted average exercise price of $6.69.

     As required, the Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, for the periods ended December 31, 2003, 2002 and 2001. The following table summaries on a pro-forma basis the effects on the Company’s net loss had compensation been recognized. The fair value of the options granted has been estimated using the Black Scholes option-pricing model.

Assumptions

	2003	2002	2001

Risk free interest rate	3.1%	4.0%	4.5%
Expected dividend yield	$—	$—	$—
Option Life	10 years	10 years	10 years
Expected volatility	50%	30.0%	30.0%
The estimated weighted average fair value on the date of grant based on the above assumptions	$5.46	$1.66	$3.33

Pro-Forma Loss Information(in thousands except for share data):

	2003	2002	2001

Net loss apllicable to common stock, as reported	$(19,010)	$(10,154)	$(5,050)
Pro-forma effect of stock option compensation under fair value based method for all awards	(658)	(966)	(695)

Pro-forma net loss applicable to common stock	$(19,668)	$(11,120)	$(5,745)

Total basic and diluted loss per share, as reported	$(1.20)	$(0.68)	$(0.36)

Pro-forma basic and diluted loss per share	$(1.25)	$(0.74)	$(0.39)

(12) Preferred Stock

In November 2002 the Company’s largest stockholder purchased through a private placement $12.0 million of eight-percent cumulative convertible preferred stock. The initial conversion price of the preferred stock is $6.69 per share. At the time of the purchase, the shareholder, on an as-converted basis, would increase its holdings and voting power in the company by approximately 5%. The terms of the preferred stock include: the participation in any dividends on the common stock, subject to a minimum eight-percent dividend; voting rights on an as-converted basis; and customary anti-dilution and preemptive rights. During 2002, legal and consulting fees incurred in preparing the preferred stock arrangements of approximately $0.8 million were recorded against Stockholders Equity.

(13)  Commitments and Contingent Liabilities

At December 31, 2003 the Company had outstanding guarantees of $5.0 million for bank loans made to one of its unconsolidated affiliates. Also outstanding were $1.8 million of irrevocable letters of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is secured with a Certificate of Deposit, which is included in “Advances to joint ventures and other current assets” on the Consolidated Balance Sheets in both 2002 and 2003.

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

(14) Selected Quarterly Data (Unaudited)

The unaudited quarterly results of operations for 2003 and 2002 are as follows (dollars in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003 quarters
Net sales	$141,646	$133,947	$134,917	$132,520
Gross material margin	43,202	38,884	38,969	35,893
Net loss	(1,645)	(9,271)	(2,579)	(5,516)
Net loss per share basic and diluted	$(0.10)	$(0.59)	$(0.16)	$(0.35)
2002 quarters
Net sales	$136,036	$141,214	$136,604	$124,289
Gross material margin	41,292	42,080	40,012	36,762
Net loss	(152)	(2,044)	(2,690)	(5,268)
Net loss per share basic and diluted	$(0.01)	$(0.14)	$(0.18)	$(0.34)

+Fourth quarter 2003 includes charges to cost of sales of a net inventory adjustment of $2.1 million along with $0.8 million of impairment and special charges, for a total expense adjustment of $2.9 million. Also in the fourth quarter there was a $0.8 million charge to income tax expense as the result of the revaluation of state income tax NOL. The comparable charges in 2002 were a net inventory adjustment of $1.3 million, initial fees on a new accounts receivable securitization facility of $2.2 million, offset by a gain on the sale of some land of $0.6 million for a net expense adjustment of $2.9 million.

Report of Independent Auditors
To the Stockholders and Board of Directors
of A. M. Castle & Co.:

We have audited the accompanying consolidated balance sheets of A. M. Castle & Co. (a Maryland corporation) and subsidiaries as of December 31, 2003, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index as Item 16. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A. M. Castle & Co. and subsidiaries as of December 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois
March 12, 2004

ITEM 9 — Disagreements on Accounting and Financial Disclosure

     None.

PART III

ITEM 10 - Directors and Executive Officers of the Registrant

Executive Officers of The Registrant

Name and Title	Age	Business Experience

G. Thomas McKane Chairman and Chief Executive Officer	59	Mr. McKane began his employment with the registrant in May of 2000. He was elected to the position of Chairman of the Board in January 2004. Formerly, he had been employed by Emerson Electric since 1968 in a variety of executive positions.

Stephen V. Hooks Executive Vice President — Chief Operating Officer- Castle Metals	52	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President - Midwest Region in 1993, Vice President - Merchandising in 1998, Senior Vice President–Sales & Merchandising in 2002 and Executive Vice President and Chief Operating Officer of Castle Metals in January 2004.

Albert J. Biemer, III Vice President — Supply Chain	42	Mr. Biemer began his employment with the registrant in 2001 and was elected Vice President – Supply Chain. Formerly with CSC, Ltd. as Vice President, Logistics in 2000 and Carpenter Technology Corporation 1997 to 2000.

Larry A. Boik Vice President, Treasurer/Controller	44	Mr. Boik began his employment with the registrant in 2003. Formerly with Meridan Rail as Chief Financial Officer.

Edward F. Culliton Vice President and Chief Financial Officer	62	Mr. Culliton began his employment with the registrant in 1965. He was elected Corporate Secretary in 1972; Treasurer in 1975; and Vice President of Finance in 1977. He is the Chief Financial Officer.

M. Bruce Herron Vice President — Sales West	58	Mr. Herron began his employment with the registrant in 1970. He was elected to the position of Vice President - Western Region in 1989; Vice President - Sales in 1998; and Executive Vice President and Chief Operating Officer in 1999. He was named Vice President-Sales West in 2000.

Robert R. Hudson Vice President — Tubular & Plate Products	48	Mr. Hudson began his employment with the registrant’s in 2002. He was named Vice President –Tubular Products. In 2003 he was given the added responsibilities of plate products and Strategic Account Development.Formerly with U.S. Food Service as President and Ispat International NV.

Tim N. Lafontaine Vice President — Alloy Products	50	Mr. Lafontaine began his employment with the registrant in 1975, and was elected Vice President - Alloy Products in 1998.

Name and Title	Age	Business Experience

Craig R. Wilson Vice President — Advanced Material Products	52	Mr. Wilson began his employment with the registrant in 1979. He was elected to the position of Vice President - Eastern Region in 1997; Vice President - Business Improvement and Quality in 1998; and Vice President and General Manager-Great Lakes Region in 1999. He was named Vice President-Advanced Materials Products in 2000.

Paul J. Winsauer Vice President - Human Resources	53	Mr. Winsauer began his employment with the registrant in 1981. In 1996, he was elected to the position of Vice- President Human Resources.

Jerry M. Aufox Secretary and Corporate Counsel	61	Mr. Aufox began his employment with the registrant in 1977. In 1985 he was elected to the position of Secretary and Corporate Counsel. He is responsible for all legal affairs of the registrant.

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2004 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Information Concerning Nominees for Directors” and is hereby incorporated by this specific reference.

ITEM 11 — Executive Compensation

All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2004, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Management Remuneration” and is hereby incorporated by this specific reference.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management

The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2004, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Information Concerning Nominees for Directors” and “Stock Ownership of Certain Beneficial Owners and Management” is hereby incorporated by this specific reference.

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

ITEM 15 — Principal Accountant Fees and Services

All information required to be filed in Part III, Item 15, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2004, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Proposal Three: Ratification of Appointment of Independent Auditors” and is hereby incorporated by this specific reference.

PART IV

ITEM 16 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The Company has filed Form 8K’s relating to earnings releases and FD Disclosures on May 6, 2003, August 5, 2003 and November 4, 2003. Referenced as Exhibits 99.1, 99.2 and 99.3 respectively

A. M. Castle & Co.

Index To Financial Statements and Schedules

Page

Consolidated Statements of Operations - For the years ended December 31, 2003, 2002 and 2001	18
Consolidated Balance Sheets - December 31, 2003, 2002 and 2001	19
Consolidated Statements of Cash Flows - For the years ended December 31, 2003, 2002, and 2001	20-21
Consolidated Statements of Stockholders’ Equity – For the years ended December 31, 2003, 2002 and 2001	21
Notes to Consolidated Financial Statements	22-37
Report of Independent Public Auditors	38
Valuation and Qualifying Accounts - Schedule II	43

Data incorporated by reference from 2003 Annual Report to Stockholders of A. M. Castle & Co., included herein –

Exhibits:
20	-	Report furnished to security holders

10	-	Description of management incentive plan

10	-	2004 restricted stock and stock option plan

14	-	Code of ethics

32.1	-	Certification of Chief Executive Officer

32.2	-	Certification of Chief Financial Officer

99	-	8-K Filed
May 6, 2003 – Earnings Release FD Disclosure (Exhibit 99.1)
August 5, 2003 – Earnings Release FD Disclosure (Exhibit 99.2)
November 3, 2003 – Earnings Release FD Disclosure (Exhibit 99.3)

99	-	Consent of Independent Auditors – (Exhibit 99.4)

Exhibits listed above are incorporated by reference in accordance with Rule 12b-32 (17 CFR 240.12b-32) as the material has been previously filed as part of registrants form 10-K filing for the fiscal year ended December 31, 2002 and as exhibits to the registrants definitive proxy statement dated March 15, 2004 filed with the Securities Exchange Commission pursuant to Regulation 14A.

     All schedules and exhibits, other than those listed above are omitted as the information is not required or is furnished elsewhere in the financial statements or the notes thereto.

SCHEDULE II

A. M. Castle & Co.

Accounts Receivable - Allowance for Doubtful Accounts
Valuation and Qualifying Accounts
For The Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001

Balance, beginning of year	$693	$646	$590
Add-Provision charged to income	400	1,018	600
-Recoveries	82	104	327
Less-Uncollectible accounts charged against allowance	(649)	(1,075)	(871)

Balance, end of year	$526	$693	$646

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
       (Registrant)

By:	/s/ Lawrence A. Boik

Lawrence A. Boik, Vice President–Treasurer and Controller
(Mr. Boik is the Chief Accounting Officer and has been authorized to sign on behalf of the registrant.)

Date: March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 12th day of March, 2004.

/s/ Michael Simpson	/s/ John McCartney	/s/ John W. Puth

Michael Simpson, Chairman Emeritus	John McCartney, Director Chairman, Audit Committee	John W. Puth, Director Member, Audit Committee

/s/ G. Thomas McKane	/s/ William K. Hall

G. Thomas McKane, Chairman– Chief Executive Officer, and Director	William K. Hall, Director Member, Audit Committee

/s/ Edward F. Culliton Edward F. Culliton, Vice President – Chief Financial Officer, and Director