Form 10-Q
period 2004-03-31
CASTLE A M & CO
filed 2004-05-07
CIK 18172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	March 31, 2004	Commission File Number	15415

A. M. Castle & Co.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of Incorporation of organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone, including area code	847/455-7111

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Stock, $0.01 Par Value	15,796,439 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

		Page Number

Part I. Financial Information

Item 1.	Financial Statements (unaudited):

	Comparative Balance Sheets	3

	Comparative Statements of Operations	4

	Condensed Statements of Cash Flows	5

	Notes to Comparative Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Control and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	18

COMPARATIVE BALANCE SHEETS
(Amounts in thousands except per share data)
(Unaudited)	Mar. 31,	Dec. 31,	Mar. 31,
	2004	2003	2003

ASSETS

Current assets
Cash and equivalents	$4,434	$2,455	$1,306
Accounts receivable, net	77,348	54,232	42,714
Inventories (principally on last-in first-out basis)	104,040	117,270	128,092
Income tax receivable	652	660	12,929
Assets held for sale	1,117	1,067	-
Advances to joint ventures and other current assets	6,599	7,184	7,492

Total current assets	194,190	182,868	192,533

Investment in joint ventures	5,060	5,492	7,404
Goodwill	31,935	31,643	31,978
Pension assets	42,122	42,075	40,719
Advances to joint ventures and other assets	8,265	8,688	6,534
Property, plant and equipment, at cost
Land	4,767	4,767	6,027
Building	46,975	45,346	53,440
Machinery and equipment	119,253	118,447	126,311

	170,995	168,560	185,778
Less - accumulated depreciation	(103,079)	(100,386)	(105,534)

	67,916	68,174	80,244

Total assets	$349,488	$338,940	$359,412

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$77,056	$67,601	$68,256
Accrued liabilities and deferred gains	18,665	19,145	16,834
Current and deferred income taxes	4,656	4,852	4,386
Current portion of long-term debt	8,308	8,248	9,622

Total current liabilities	108,685	99,846	99,098

Long-term debt, less current portion	98,409	100,034	103,814
Deferred income taxes	15,670	13,963	23,011
Deferred gain on sale of assets	7,095	7,304	-
Minority interest	1,261	1,456	1,376
Post retirement benefits obligations	2,765	2,683	2,222
Stockholders' equity
Preferred stock	11,239	11,239	11,239
Common stock	159	159	158
Additional paid in capital	35,009	35,009	35,017
Earnings reinvested in the business	68,542	66,480	83,851
Accumulated other comprehensive income (loss)	928	1,042	(35)
Other - deferred compensation	(29)	(30)	(109)
Treasury stock, at cost	(245)	(245)	(230)

Total stockholders' equity	115,603	113,654	129,891

Total liabilities and stockholders' equity	$349,488	$338,940	$359,412

The accompanying notes are an integral part of these financial statements.

COMPARATIVE STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)	For The Three Months Ended
Unaudited	March 31,

	2004	2003

Net sales	$175,634	$141,646
Cost of material sold	(124,481)	(98,444)

Gross material margin	51,153	43,202

Plant and delivery expense	(23,599)	(22,350)
Sales, general, and administrative expense	(19,454)	(18,036)
Depreciation and amortization expense	(2,247)	(2,304)

Total other operating expense	(45,300)	(42,690)

Operating income	5,853	512

Equity earnings (loss) of joint ventures	632	(37)
Interest expense, net	(2,314)	(2,443)
Discount on sale of accounts receivable	(283)	(329)

Income/(loss) before income taxes	3,888	(2,297)

Income taxes
Federal	(1,232)	763
State	(354)	127

	(1,586)	890
Net income (loss) from operations	2,302	(1,407)

Preferred dividends	(240)	(238)

Net income (loss) applicable to common stock	$2,062	$(1,645)

Basic earnings (loss) per share	$0.13	$(0.10)

Diluted earnings (loss) per share	$0.13	$(0.10)

(1) Earnings before interest, discount on sale of accounts receivable, taxes, depreciation and amortization

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For The Three Months Ended
(Unaudited)	March 31,
	2004	2003

Cash flows from operating activities:
Net Income/(loss)	$2,302	$(1,407)
Depreciation and amortization	2,247	2,304
Amortization of deferred gain	(209)	-
Equity (earnings) loss from joint ventures	(632)	37
Deferred taxes and income tax receivable	1,666	(1,361)
Non-Cash pension income and post-retirement benefits	105	(240)
Other	93	12

Cash from operating activities before working capital changes	5,572	(655)
Net change in accounts receivable sold	5,000	4,300
Other increases in working capital	(3,613)	(2,922)

Net cash from operating activities	6,959	723

Cash flows from investing activities:
Investments and acquisitions	(1,744)	-
Advances to joint ventures	-	(114)
Capital expenditures	(1,430)	(736)

Net cash from investing activities	(3,174)	(850)

Cash flows from financing activities
Long-term borrowings, net	(1,479)	697
Preferred dividends paid	(240)	(238)
Other	17	-

Net cash from financing activities	(1,702)	459

Effect of exchange rate changes on cash	(104)	56

Net increase in cash	1,979	388

Cash - beginning of year	2,455	918

Cash - end of period	$4,434	$1,306

Supplemental cash disclosure – cash (paid) received during the period:
Interest	$(2,319)	$(2,227)

Income taxes	$20	$(197)

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Comparative Financial Statements
(Unaudited)

1.Comparative Financial Statements
The comparative financial statements included herein are unaudited. The balance sheet at December 31,2003 is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The 2004 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2.New Accounting Standards
In compliance with Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003) “Employees’ Disclosures About Pensions and Other Post Retirement Benefits”, the Company has disclosed the interim information required as Footnote 11 herein.

3.Earnings Per Share
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

	For The Three Months Ended March 31
(in thousands)
	2004	2003

Net income (loss)	$2,302	$(1,407)
Preferred dividends	(240)	(238)
Net income (loss) applicable to common stock	$2,062	$(1,645)

Weighted average common shares outstanding	15,791	15,762
Dilutive effect of outstanding employee and
Directors’ common stock options and preferred stock	536	—
Diluted common shares outstanding	16,327	15,762

Basic and diluted income (loss) per common share	$0.13	$(0.10)

Outstanding employee and directors' common stock options and restricted and preferred stock shares having no dilutive effect	3,275	3,702

   305 thousand shares of Preferred Stock Common Stock equivalents are anti-dilutive to “Net income (loss)” before preferred dividends.

4.  Accounts Receivable Securitization
The Company is utilizing a special purpose, fully consolidated, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of March 31, 2004, $18.0 million of accounts receivable were sold to the finance company and an additional $31.5 million could have been sold under the agreement. The amount sold to the financing company at December 31, 2003 and March 31, 2003 was $13.0 million and $30.2 million, respectively.
The sale of accounts receivable is reflected as a reduction of "accounts receivable, net" in the Comparative Balance Sheets and the proceeds received are included in "net cash from operating activities" in the Condensed Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to "discount on sale of accounts receivable" in the Comparative Statements of Operations. The discount rate as of March 31, 2004 was 3.84%.

5.  Goodwill
During the first quarter of 2004 the Company’s Metals Segment purchased the remaining 50% interest in its Mexican joint venture and the Plastics Segment purchased the remaining 40% interest in its Paramont Machine Company subsidiary (both of these entities are now wholly owned). Based on the purchase price of these entities and the valuations required by SFAS 141

“Business Combinations”, additional net goodwill of $0.3 million was reported.
  The Company performs an annual impairment test on Goodwill and other intangible assets during the first quarter of each fiscal year. Based on the test made during the first quarter of 2004, the Company has determined that there is no impairment to the remaining goodwill balance of $31.9 million.
The changes in carrying amounts of goodwill were as follows (in thousands):

	Metals Segment	Plastics Segment	Total

Balance As of December 31, 2003	$18,670	$12,973	$31,643
Purchases	510	(210)	300
Currency Valuation	(8)	—	(8)
Balance As Of March 31, 2004	$19,172	$12,763	$31,935

6.  Acquisitions
Effective January 1, 2004 the Company purchased the remaining joint venture partner's interest in Castle de Mexico, S.A. de C.V. for $1.6 million. Castle de Mexico is a distribution company, which targets a wide range of businesses within the durable goods sector throughout Mexico. The results of this entity, now a wholly owned subsidiary, have been consolidated in the Company's financial statements as of the effective date of the acquisition.
On March 31, 2004 Total Plastics Inc. (TPI) purchased the remaining 40% interest in its Paramont Machine Company subsidiary for $0.4 million. Paramont is a manufacturer of plastic parts and components which sells to a variety of businesses basically in the Midwest. Beginning on April 1, 2004 the results of the entity will be reported as a wholly owned subsidiary (the minority interest was previously eliminated from reported results). The acquisition has been reported based on a preliminary allocation of the purchase price.

7.  LIFO
Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2004 and 2003, must necessarily be based on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.
Current replacement cost of inventories exceeds book value by $55.6 million and $39.0 million at March 31, 2004 and March 31, 2003 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

8.  Stock Options
Valuation Assumptions – As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", for the periods ended March 31, 2004 and 2003. The following table summaries on a pro-forma basis the effects on the Company's net loss had compensation been recognized. The fair value of the options granted had been estimated using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 3.1% to 4.5%, expected dividend yield of zero, option life of 10 years, and expected volatility from 30.0% to 50.0%. There were no options granted in the first quarter of 2004.

Pro-Forma Income (Loss) Information
	For The Three Months Ended March 31,

	2004	2003

Net income (loss) applicable to common stock, as reported	$2,062	$(1,645)
Pro-forma effect of stock option compensation
under fair value based method for all awards	(233)	(236)
Pro-forma net income (loss) applicable to common stock	$1,829	$(1,881)

Total basic and diluted income (loss) per share, as reported	$0.13	$(0.10)

Pro-forma income (loss) per share:
Basic	$0.12	$(0.12)

Diluted	$0.11	$(0.12)

9.  Segment Reporting
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
The following is the segment information for the quarters ended March 31, 2004 and 2003:

(in thousands)	Net Sales	Gross Mat’l Margin	Other Oper Exp	Operating Income (Loss)

2004
Metals Segment	$154,721	$44,264	$(38,370)	$5,894
Plastics Segment	20,913	6,889	(5,859)	1,030
Other	—	—	(1,071)	(1,071)
Consolidated	$175,634	$51,153	$(45,300)	$5,853

2003
Metals Segment	$125,605	$37,601	$(36,601)	$1,000
Plastics Segment	16,041	5,601	(5,076)	525
Other	—	—	(1,013)	(1,013)
Consolidated	$141,646	$43,202	$(42,690)	$512

"Other" — Operating loss includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company.

The segment information for total assets at March 31, 2004, December 31, 2003 and March 31, 2003 was as follows:

(in thousands)	March 31, 2004	December 31, 2003	March 31, 2003

Metals Segment	$317,154	$306,892	$316,470
Plastics Segment	31,682	31,388	30,013
Other	652	660	12,929
Consolidated	$349,488	$338,940	$359,412

"Other" — The segment's total assets consist solely of the Company's income tax receivable (the segments file a consolidated tax return).

10.  Asset Impairment and Special Charges
After a review of certain of its under-performing operations within its metals segment, the Company initiated a major restructuring program during the second quarter of 2003. The restructuring anticipated the sale or liquidation of several under-performing and cash consuming business units, which were not strategic to the Company’s long-term strategy and were reporting operating losses and/or consuming cash. The restructuring included the closing of KSI, LLC a chrome bar plating operation; the liquidation or sale of the Company’s 50% interest in Laser Precision, a joint venture which produces laser cut parts; the sale of the operating assets of Keystone Honing Company, a subsidiary which processes and sells honed tubes; the disposal of selected pieces of equipment which interfere with more efficient use of the Company’s distribution facilities; and the sale of the Company’s 50 % interest in Energy Alloys, a joint venture which distributes tubular goods to the oil and gas field industries.
The following table summarizes the restructure reserve activity:

(in millions)	December 31, 2003 Balance	First Quarter 2004 Charges	March 31, 2004 Balance

Lease and other contract transition costs	$0.3	$(0.3)	$—
Environmental clean-up costs	0.8	(0.8)	—
Legal fees on asset sales/divestiture	0.1	(0.1)	—
Total	$1.2	$(1.2)	$—

11.   Pension and Post Retirement Benefits
The following are the components of the net pension and post-retirement benefit activities (in thousands):
	Pension Benefits		Other Benefits	Total Benefits

	2004	2003	2004	2003	2004	2003

Service cost	$ (594.2)	$ (372.1)	$ (29.0)	$ (22.6)	$ (623.2)	$ (394.7)
Interest cost	(1,448.1)	(1,060.4)	(38.1)	(34.9)	(1,486.2)	(1,095.3)
Expected return on plan	2,396.7	1,782.1	—	—	2,396.7	1,782.1
Amortization of prior service cost	(16.9)	(12.4)	(11.9)	(9.5)	(28.8)	(21.9)
Amortization of net (loss) gain	(366.3)	(37.2)	2.4	7.0	(363.9)	(30.2)
Net periodic (cost) benefit	$ (28.8)	$ 300.0	$ (76.6)	$ (60.0)	$ (105.4)	$ 240.0

12.   Commitments and Contingent Liabilities
At March 31, 2003 the Company had outstanding guarantees of $5.0 million for bank loans made to one of its unconsolidated affiliates. Also outstanding were $1.8 million of irrevocable letters of credit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The letter of credit is secured with a Certificate of Deposit, which is included in “Advances to joint ventures and other current assets” on the Comparative Balance Sheets.
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

Executive Overview
Recent Economic Trends and Events
A.M. Castle & Co.’s (the “Company”) increased revenue in the first quarter of 2004, due in part to improving economic activity in the durable goods manufacturing sector. The Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers (see Table 1 below), shows a favorable trend beginning in the third quarter of 2003 and continuing through the first quarter of 2004. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy.

Table 1
YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2003	49.7	48.9	54.1	60.6
2004	62.5

As a measure of the Company’s increased activity in the first quarter of 2004, total lines shipped in the Company’s core metal business are up 9% versus the same quarter of 2003 and total tonnage shipped is 17% ahead of last year.
The global economy has also played a role in driving metal prices up over the last two quarters. The steel supply base has diminished over the last few years as recession related pressures resulted in mill consolidations, closures and manufacturing capacity reductions. Recent surging global demand for steel, primarily in China, improving U.S. demand, and shortages in scrap and coke has resulted in accelerated metal pricing. Price increases as compared to the first quarter of 2003 averaged 9% across all product lines as there was some price erosion in the second quarter of 2003.
The Company was successful in passing through material cost increases to its customers in the first quarter. Normal markups were achieved on a significant portion of the price increases.

Current Business Outlook
Stronger economic activity in our customer base, coupled with higher metals pricing drove increased metal sales through the first quarter of 2004. Additionally, the Company’s efforts in 2003 and earlier to lower its operating cost structure along with the sale or disposal of under-performing business units, positioned it to leverage earnings favorably as sales increased. The integration of the Castle’s Mexico operations generated $2.2 million of added sales in its first quarter as a fully consolidated entity in the Castle family. The Company’s plastic subsidiary, TPI (Total Plastics, Inc.) also reported double-digit year-over-year sales and earnings growth, driven by improved demand and geographic market expansion into Florida in 2003. Unlike the metals segment, the plastic business has not experienced dramatic raw material price increases from its supplier base. In summary, the Company was able to return to profitability in the first quarter of 2004.

Risk Factors
As part of its current financing agreements with its various lenders, the Company has specific principal payments required over the next few years as summarized below in Table 2 (dollars in millions):

Table 2
	2004	2005	2006	2007	2008 and Beyond

Required Principal Payments on Debt	$8.2	$11.4	$16.2	$16.2	$56.3

In addition, the Company’s principal source of operating cash is derived from its Accounts Receivable Securitization Agreement, which expires in December 2005.
Despite the recent signs of what appears to be an upswing in the manufacturing sector of the economy, there can be no guarantee as to its magnitude or duration. Additionally, the Company’s ability to continue to pass-through supplier-driven material cost increases to its customer base is also critical to meeting required debt service requirements and remaining in compliance with its debt covenants. Should the economic and market recovery turn out to be short term in length, management could pursue further options to ensure it generates enough cash to facilitate the required payments of principal as outlined in its agreements with its primary lenders. These options could include, but not necessarily be limited to, further operating cost reductions and organizational restructuring, further working capital improvements, deferral of non-critical capital projects, sale of assets or business units, refinancing of the Company through additional equity or debt infusions, or renegotiating existing loans outstanding. Management cannot guarantee that any of these options will be available if needed. None of these options are under consideration at this time, other than the ongoing analysis and review of operating expense and levels of working capital required in the business.
All current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements, to fund its ongoing capital expenditure program and to meet its debt obligations.

Results of Operations: Year-to-Year Comparisons and Commentary
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2004 and 2003.

Operating Results by Segment
(dollars in millions)
	Quarter Ended March 31,

	2004	2003	Fav/ (Unfav)	Fav/(Unfav) % Change

Net Sales
Metals	$ 154.7	$ 125.6	$ 29.1	23.2%
Plastics	20.9	16.0	4.9	30.6

Total Net Sales	$ 175.6	$ 141.6	$ 34.0	24.0%

Gross Material Margin
Metals	$ 44.3	$ 37.6	$ 6.7	17.8%
% of Metals	28.6%	29.9%	(1.3)%
Plastics	6.9	5.6	1.3	23.2
% of Plastics	33.0%	35.0%	(2.0)%

Total Gross Material Margin	$ 51.2	$ 43.2	$ 8.0	18.5%
% of Total	29.2%	30.5%	(1.4)%

Operating Expense
Metals	$ (38.3)	$ (36.6)	$ (1.7)	(4.6)%
Plastics	(5.9)	(5.1)	(0.8)	(15.6)
Other	(1.1)	(1.0)	(0.1)	(10.0)

Total Operating Expense	$ (45.3)	$ (42.7)	$ (2.6)	(6.1)%
% of Total	(25.8)%	(30.2)%	4.4%

Operating Income
Metals	$ 6.0	$ 1.0	$ 5.0	500.0%
% of Metals Sales	3.9%	0.8%	3.1%
Plastics	1.0	0.5	0.5	100.0
% of Plastics Sales	4.8%	3.1%	1.7%
Other	(1.1)	(1.0)	(0.1)	(10.0)

Total Operating Income	$ 5.9	$ 0.5	$ 5.4	1080.0%
% of Total Sales	3.4%	0.4%	3.0%

“Other” includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales:
Consolidated net sales of $175.6 million increased 24.0% or $34.0 million versus the first quarter of 2003. Metal segment sales of $154.7 million were $29.1 million or 23.2% ahead of last year. Increased volume and related processing activity accounted for $19.6 million (15.6%) of the increase versus the first quarter of 2003, the newly consolidated Mexico operation added $2.2 million of sales (1.8%) and metal pricing and product mix changes made up the remaining $7.3 million (5.8%). Excluding the impact of product mix, weighted average price per ton rose 9.0% versus last year. Stronger economic activity in the manufacturing sector, coupled with accelerating metal prices, were the primary factors behind the sales growth.
Plastic segment sales of $20.9 million (11.9% of total consolidated sales) were $4.9 million or 30.6% stronger than the same quarter of 2003. This sales growth was driven by improved market demand and the Company’s geographic expansion into Florida in 2003.

Gross Material Margins and Operating Profit (Loss):
Consolidated gross material margin of $51.2 million was $8.0 million or 18.5% better than last year. Metal segment gross margin of $44.3 million was $6.7 million or 17.8% ahead of the first quarter of 2003 due to stronger revenue. Plastic segment gross margin increased by $1.3 million or 23.2% to a level of $6.9 million. The incremental increase in metal segment gross margins lags the year-over-year sales increase due to two primary factors: a portion of the Company’s metals segment revenues and gross margin is derived from processing and delivery activity, which is therefore not tied to moving material prices and secondly, there is a time lag associated with the Company’s ability to immediately pass-through mill price increases and normal mark-ups to its program account customers.
Total consolidated operating expenses of $45.3 million increased only 6.1% versus the first quarter of last year on a 24.0% sales increase. Incremental operating expenses of $2.6 million represent 7.6% of the additional sales year-over-year, reflecting the impact of the Company’s prior year restructuring and cost cutting initiatives, plus improved productivity.
The Company's "Other" operating segment includes expenses related to executive, legal and other corporate services which support both segments. This expense remained relatively flat versus the same period of 2003.
Consolidated operating profit of $5.9 million (3.4% of sales) is $5.4 million better than the first quarter of last year.

Other Income and Expense, and Net Results:
Joint venture equity earnings of $0.6 million were $0.6 million ahead of 2003, due in part to the 2003 sale or disposal of non-performing ventures and better economic and business performance within the Company’s sole remaining joint venture, Kreher Steel.
Financing costs (interest expense and discount on sale of accounts receivable) decreased $0.2 million to $2.6 million in the first quarter of 2004 on lower borrowings and accounts receivable sold.
Consolidated net income was $2.1 million or $0.13 per share (after preferred dividends of $0.2 million) in the first quarter of 2004 versus a net loss of $1.6 million or $0.10 per share (after preferred dividends of $0.2 million) in the corresponding period of 2003.

Critical Accounting Policies:
There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources
The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company utilizes an Accounts Receivable Securitization Facility (see Footnote 4 for more details) as its primary external funding source for working capital needs.
Cash flow from operating activities in the first quarter of 2004 was positive $7.0 million. This included a $5.0 million increase in accounts receivable sold under the Company’s Accounts Receivable Securitization Facility due to funding requirements in support of increased sales activity. Excluding the impact of receivables sold under the Company’s Accounts Receivable Securitization Facility, cash flow from operations was a positive $2.0 million, versus a negative $3.6 million in the same quarter last year.
Working capital, excluding the current portion of long-term debt, of $93.8 million is up $2.5 million since the beginning of the year. Trade receivables of $77.3 million (excluding $18.0 million of receivables sold under the Company’s receivable securitization financing facility) are up $23.1 million due to strong first quarter sales. Days sales outstanding (DSO) declined 4.6 days to a level of 43.4 days reflecting lower past due balances outstanding as a percent of sales. Inventory at net book value of $104.0 million, including LIFO (last-in, first-out) reserves of $55.6 million is down $13.3 million from the start of 2004. Days sales in inventory (DSI) of 115 days is down substantially versus the December 31, 2003 level of 145 days. Actual stock on hand in the metals segment has dropped significantly from the beginning of the year on strong shipments. Trade payables of $77.1 million are up $9.5 million reflecting increased mill pricing on metal purchases in the quarter.
Capital expenditures in the first quarter of 2004 were $1.4 million versus $0.7 million last year. The Company purchased it’s former partner’s equity interest in a Mexico joint venture for $1.6 million effective January 1, 2004.
At March 31, 2004, $18.0 million of receivables were sold or utilized under the Accounts Receivable Securitization Facility (versus $30.2 million at March 31, 2003). Available funds remaining under this facility are $31.5 million at the end of the first quarter of 2004.
As of March 31, 2004, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

	Required	Actual 3/31/04

Debt-to-Capital Ratio	< .55	.44
Working Capital-to-Debt Ratio	> 1.00	1.20
Minimum Equity Value	$100.8 Million	$115.6 Million

All current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories), to fund its ongoing capital expenditure programs and meet its debt obligations.

Commitments and Contingencies
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various rate and metal price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings and the Accounts Receivable Securitization Facility. Market risk arises from changes in variable interest rates. An increase of 1% in interest rates on the variable rate indebtedness and Accounts Receivable Securitization facility would increase the Company’s annual interest expense and discount on sale of accounts receivable by approximately $0.3 million. The Company’s raw material costs are comprised primarily of highly engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of goods sold than in is selling price.

Item 4. Controls and Procedures:

(a)Evaluation of Disclosure Controls and Procedures
Castle maintains a system of internal controls designed to provide reasonable assurance that its assets and transactions are properly recorded for the preparation of financial information. The system of internal controls is monitored and tested by Castle’s internal auditor. On a quarterly basis a formal senior management review of internal audit results; systems and procedures; variance reports; safety; physical security; and legal and human resource issues is conducted.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the ”CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13s-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in ensuring that the information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission.

(b)Changes in Internal Controls
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

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibit 31.1 Certification Pursuant to Section 302 by CEO
           Exhibit 31.2 Certification Pursuant to Section 302 by CFO
           Exhibit 32.1 Certification Pursuant to Section 906 by CEO
           Exhibit 32.2 Certification Pursuant to Section 906 by CFO
               (b) The Company filed a Form 8-K, dated February 24, 2004, on February 24, 2004 in connection with the Company dissemination of the Company's press release of fourth quarter and year-end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      A. M. Castle & Co.
      (Registrant)

Date: May 5, 2004                    By: /ss/ Lawrence A. Boik
                            Lawrence A. Boik
                            Vice President – Controller & Treasurer
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

  Date: May 5, 2004                   /s/ G. Thomas McKane
         G. Thomas McKane
                              Chairman and Chief Executive Officer

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

    Date: May 5, 2004                    /s/ Edward F. Culliton
            Edward F. Culliton
                                  Vice President and Chief Financial Officer

    Exhibit 32.1

    CERTIFICATION PURSUANT TO
    18 U.S.C. SECTION 1350,
    AS ADOPTED PURSUANT TO
    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, G. Thomas McKane, President and Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/ G. Thomas McKane
           G. Thomas McKane
           Chairman and Chief Executive Officer
           May 5, 2004

    Exhibit 32.2

    CERTIFICATION PURSUANT TO
    18 U.S.C. SECTION 1350,
    AS ADOPTED PURSUANT TO
    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward F. Culliton, Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
                              May 5, 2004