Form 10-Q
period 2004-06-30
CASTLE A M & CO
filed 2004-08-05
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004	Commission File Number 1-5415
A. M. Castle & Co.
(Exact name of registrant as specified in its charter)
Maryland	36-0879160
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

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
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as deigned in Rule 12b-2 of the Exchange Act).
Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at June 30, 2004
Common Stock, $0.01 Par Value	15,793,937 shares

A. M. CASTLE & CO.

		Page
		Number
Part I. Financial Information

Item 1.	Financial Statements (unaudited):

	Comparative Balance Sheets	3

	Comparative Statements of Operations	4

	Condensed Statements of Cash Flows	5

	Notes to Comparative Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Control and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

COMPARATIVE STATEMENTS OF OPERATIONS	For the Three		For the Six
(Amounts in thousands, except per share data)	Months Ended		Months Ended
(Unaudited)	June 30,		June 30,
	2004	2003	2004	2003

Net sales	$188,221	$133,947	$363,854	$275,593
Cost of material sold	(131,865)	(93,539)	(256,346)	(191,983)
Special charges	-	(1,524)	-	(1,524)
Gross material margin	56,356	38,884	107,508	82,086

Plant and delivery expense	(23,405)	(22,263)	(47,001)	(44,613)
Sales, general, and administrative expense	(19,315)	(17,643)	(38,771)	(35,679)
Depreciation and amortization expense	(2,244)	(2,313)	(4,491)	(4,617)
Impairment and other operating expenses	-	(5,924)	-	(5,924)
Total other operating expense	(44,964)	(48,143)	(90,263)	(90,833)

Operating income (loss)	11,392	(9,259)	17,245	(8,747)

Equity earnings (loss) of joint ventures	1,104	(44)	1,739	(81)
Impairment to joint venture investment and advances	-	(2,830)	-	(2,830)
Interest expense, net	(2,218)	(2,452)	(4,532)	(4,895)
Discount on sale of accounts receivable	(234)	(250)	(517)	(579)

Income (loss) from continuing operations before income tax	10,044	(14,835)	13,935	(17,132)

Income tax (provision) benefit
Federal	(3,238)	4,761	(4,470)	5,524
State	(808)	1,043	(1,162)	1,170
	(4,046)	5,804	(5,632)	6,694
Net income (loss) from continuing operations	5,998	(9,031)	8,303	(10,438)

Preferred dividends	(240)	(240)	(480)	(477)
Net income (loss) applicable to common stock	$5,758	$(9,271)	$7,823	$(10,915)

Basic earnings (loss) per share	$0.36	$(0.59)	$0.50	$(0.69)
Diluted earnings (loss) per share	$0.35	(0.59)	$0.47	(0.69)

EBITDA*	$14,740	$(9,820)	$23,475	$(7,041)
*Earnings before interest, discount on sale of accounts receivable, taxes, depreciation and amortization

COMPARATIVE BALANCE SHEETS
(Amounts in thousands except per share data)
UNAUDITED	Jun. 30	Dec. 31	Jun. 30
	2004	2003	2003
ASSETS
Current assets
Cash and equivalents	$4,503	$2,455	$1,672
Accounts receivable, net	91,714	54,232	42,219
Inventories (principally on last-in first-out basis)	105,224	117,270	127,658
Income tax receivable	408	660	-
Assets held for sale	1,059	1,067	-
Other current assets	8,658	7,184	7,800
Total current assets	211,566	182,868	179,349
Investment in joint ventures	5,973	5,492	7,224
Goodwill	31,925	31,643	31,720
Pension assets	42,169	42,075	41,109
Advances to joint ventures and other assets	7,464	8,688	5,534
Property, plant and equipment, at cost
Land	4,767	4,767	6,031
Building	47,130	45,346	51,826
Machinery and equipment	119,883	118,447	119,302
	171,780	168,560	177,159
Less - accumulated depreciation	(105,133)	(100,386)	(102,062)
	66,647	68,174	75,097
Total assets	$365,744	$338,940	$340,033

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$87,299	$67,601	$61,722
Accrued liabilities and deferred gains	21,652	19,145	19,810
Current and deferred income taxes	2,377	4,852	4,037
Current portion of long-term debt	13,057	8,248	11,230
Total current liabilities	124,385	99,846	96,799
Long-term debt, less current portion	89,187	100,034	100,358
Deferred income taxes	20,147	13,963	17,753
Deferred gain on sale of assets	6,902	7,304	-
Minority interest	1,262	1,456	1,404
Post retirement benefits obligations	2,758	2,683	2,292
Stockholders' equity
Preferred stock	11,239	11,239	11,239
Common stock	159	159	159
Additional paid in capital	35,009	35,009	35,017
Earnings reinvested in the business	74,300	66,480	74,581
Accumulated other comprehensive income (loss)	663	1,042	732
Other - deferred compensation	(22)	(30)	(71)
Treasury stock, at cost	(245)	(245)	(230)
Total stockholders' equity	121,103	113,654	121,427
Total liabilities and stockholders' equity	$365,744	$338,940	$340,033

The accompanying notes are an integral part of these financial statements.

CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)	For the Six Months
(Unaudited)	June 30,
	2004	2003

Cash flows from operating activities:
Net income/(loss)	$8,303	$(10,438)
Depreciation and amortization	4,491	4,617
Amortization of deferred gain on sale of assets	(402)	-
Equity loss (earnings) from joint ventures	(1,739)	81
Deferred taxes and income tax receivable	6,454	6,466
Non-cash pension income and post-retirement benefits	105	(480)
Other	1,010	(1,694)
Cash from operating activities before working capital changes	18,222	(1,448)
Asset impairment and special charges	-	10,278
Net change in accounts receivable sold	(5,000)	1,800
Other; Increase in working capital	(688)	(5,822)
Net cash from operating activities	12,534	4,808

Cash flows from investing activities:
Investments and acquisitions	(1,744)	-
Advances to joint ventures	-	(233)
Capital expenditures	(2,372)	(1,727)
Net cash from investing activities	(4,116)	(1,960)

Cash flows from financing activities
Long-term debt reductions	(5,826)	(1,737)
Preferred dividends paid	(480)	(477)
Other	(94)	-
Net cash from financing activities	(6,400)	(2,214)

Effect of exchange rate changes on cash	30	120

Net increase in cash	2,048	754

Cash - beginning of year	$2,455	$918
Cash - end of period	$4,503	$1,672

Supplemental cash disclosure - cash (paid) received during the period:
Interest	$(4,569)	$(4,634)
Income taxes	$(1,448)	$12,813

The accompanying notes are an integral part of these statements.

Pag 6 of 27

A. M. Castle & Co.

Notes to Comparative Financial Statements

(Unaudited)

  Comparative Financial Statements

  The comparative financial statements included herein are unaudited. The balance sheet at December 31, 2003 is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The 2004 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

  New Accounting Standards

  In compliance with Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003) "Employees’ Disclosures About Pensions and Other Post Retirement Benefits", the Company has disclosed the interim information required as Footnote 11 herein.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
(in thousands)
Net income (loss)	$5,998	$(9,031)	$8,303	$(10,438)
Preferred dividends	(240)	(240)	(480)	(477)
Net income (loss) applicable to common stock	$5,758	$(9,271)	$7,823	$(10,915)
Weighted average common shares outstanding	15,793	15,780	15,792	15,771
Dilutive effect of outstanding employee and
Directors’ common stock options and preferred stock	871	—	716	—
Diluted common shares outstanding	16,664	15,780	16,508	15,771

Basic income (loss) per common share	$0.36	$(0.59)	$0.50	$(0.69)
Diluted income (loss) per common share	$0.35	$(0.59)	$0.47	$(0.69)

Outstanding employee and directors' common stock options and restricted and preferred stock shares having no dilutive effect	977	3,662	977	3,662

305 thousand shares of Preferred Stock Common Stock equivalents are anti-dilutive to "Net income (loss)" before preferred dividends.

4.  Accounts Receivable Securitization

The Company is utilizing a special purpose, fully consolidated, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of June 30, 2004, $8.0 million of accounts receivable were sold to the finance company and an additional $41.5 million could have been sold under the agreement. The amount sold to the financing company at December 31, 2003 and June 30, 2003 was $13.0 million and $27.7 million, respectively.

The sale of accounts receivable is reflected as a reduction of "accounts receivable, net" in the Comparative Balance Sheets and the proceeds received are included in "net cash from operating activities" in the Condensed Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to "discount on sale of accounts receivable" in the Comparative Statements of Operations. The discount rate as of June 30, 2004 was 4.04%.

  5.  Goodwill

  During the first quarter of 2004 the Company’s Metals Segment purchased the remaining 50% interest in its Mexican joint venture and the Plastics Segment purchased the remaining 40% interest in its Paramont Machine Company subsidiary (both of these entities are now wholly owned). Based on the purchase price of these entities and the valuations required by SFAS 141 "Business Combinations", additional net goodwill of $0.3 million was reported.

  The Company performs an annual impairment test on Goodwill and other intangible assets during the first quarter of each fiscal year. Based on the test made during the first quarter of 2004, the Company has determined that there is no impairment to the remaining goodwill balance of $31.9 million.

  The changes in carrying amounts of goodwill were as follows (in thousands):

	Metals Segment	Plastics Segment	Total
Balance As of December 31, 2003	$18,670	$12,973	$31,643
Purchases	510	(210)	300
Currency Valuation	(18)	—	(18)
Balance As of June 30, 2004	$19,162	$12,763	$31,925

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

  On March 31, 2004 Total Plastics Inc. (TPI) purchased the remaining 40% interest in its Paramont Machine Company subsidiary for $0.4 million. Paramont is a manufacturer of plastic parts and components which sells to a variety of businesses basically in the Midwest. Beginning on March 31, 2004 the results of the entity were reported as a wholly owned subsidiary (the minority interest was previously eliminated from reported results). The acquisition has been reported based on a preliminary allocation of the purchase price.

  7.  LIFO

  Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2004 and 2003, must necessarily be based on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.

  Current replacement cost of inventories exceeds book value by $65.1 million and $39.0 million at June 30, 2004 and June 30, 2003 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

  8.  Stock Options

  Valuation Assumptions – As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", for the periods ended June 30, 2004 and 2003. The following table summaries on a pro-forma basis the effects on the Company's net loss had compensation been recognized. The fair value of the options granted had been estimated using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 3.1% to 4.5%, expected dividend yield of zero, option life of 10 years, and expected volatility from 30.0% to 50.0%. There were no employee options granted in the first half of 2004.

  Pro-Forma Income (Loss) Information
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$5,758	$(9,271)	$7,823	$10,915)
Pro-forma effect of stock option compensation under fair value based method for all awards	(233)	(237)	(466)	(473)
Pro-forma net income (loss) applicable to common stock	$5,525	$9,508	$7,357	$(11,388)

Total basic diluted income (loss) per share, as reported	$0.36	$(0.59)	$0.50	$(0.69)

Total diluted income (loss) per share, as reported	$0.35	$(0.59)	$0.47	$(0.69)
Pro-forma income (loss) per share:
Basic	$0.35	$(0.60)	$0.47	$(0.72)
Diluted	$0.34	$(0.60)	$0.44	$(0.72)

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

  The following is the segment information for the quarters ended June 30, 2004 and 2003:

(in millions)	Net Sales	Gross Mat’l Margin	Other Oper Exp	Operating Income (Loss)
2004
Metals Segment	$166.1	$49.0	$(38.0)	$11.0
Plastics Segment	22.1	7.3	(5.7)	1.6
Other	—	—	(1.2)	(1.2)
Consolidated	$188.2	$56.3	$(44.9)	$11.4

2003
Metals Segment	$117.6	$33.1	$(42.5)	$(9.4)
Plastics Segment	16.3	5.8	(5.0)	0.8
Other	—	—	(0.6)	(0.6)
Consolidated	$133.9	$38.9	$(48.1)	$(9.2)

  "Other" — Operating loss includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company.

  Page 10 0f 27

  The following is the segment information for the six-months ended June 30, 2004 and 2003:

(in millions)	Net Sales	Gross Mat’l Margin	Other Oper Exp	Operating Income (Loss)
2004
Metals Segment	$320.8	$93.3	$(76.6)	$16.7
Plastics Segment	43.0	14.2	(11.5)	2.7
Other	—	—	(2.2)	(2.2)
Consolidated	$363.8	$107.5	$(90.3)	$17.2

2003
Metals Segment	$243.2	$70.7	$(79.4)	$(8.7)
Plastics Segment	32.4	11.4	(10.1)	1.3
Other	—	—	(1.4)	(7.4)
Consolidated	$275.6	$82.1	$(90.8)	$(8.8)

  "Other" — Operating loss includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company.

  The segment information for total assets at June 30, 2004, December 31, 2003 was as follows:

(in thousands)	June 30, 2004	December 31, 2003
Metals Segment	$332,900	$306,892
Plastics Segment	32,436	31,388
Other	408	660
Consolidated	$365,744	$338,940

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

  The following table summarizes the restructure reserve activity:

(in millions)	December 31, 2003 Balance	First Half 2004 Spending	June 30, 2004 Balance
Lease and other contract transition costs	$0.3	$(0.3)	$—
Environmental clean-up costs	0.8	(0.8)	—
Legal fees on asset sales/divestiture	0.1	(0.1)	—
Total	$1.2	$(1.2)	$—

  11. Pension and Post Retirement Benefits

  The following are the components of the net pension and post-retirement benefit activities for the quarters ended June 30, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$(594.2)	$(372.1)	$(29.0)	$(22.6)	$(623.2)	$(394.7)
Interest cost	(1,448.1)	(1,060.4)	(38.1)	(34.9)	(1,486.2)	(1,095.3)
Expected return on plan	2,396.7	1,782.1	—	—	2,396.7	1,782.1
Amortization of prior service cost	(16.9)	(12.4)	(11.9)	(9.5)	(28.8)	(21.9)
Amortization of net (loss) gain	(366.3)	(37.2)	2.4	7.0	(363.9)	(30.2)
Net periodic (cost) benefit	$(28.8)	$300.0	$(76.6)	$(60.0)	$(105.4)	$240.0

  The following are the components of the net pension and post-retirement benefit activities for the six months ended June 30, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$(1,188.4)	$(744.2)	$(58.0)	$(45.2)	$(1246.4)	$(789.4)
Interest cost	(2,896.2)	(2,120.8)	(76.2)	(69.8)	(2,972.4)	(2,190.6)
Expected return on plan	4,793.4	3,564.2	—	—	4,793.4	3,564.2
Amortization of prior service cost	(33.8)	(24.8)	(23.8)	(19.0)	(57.6)	(43.8)
Amortization of net (loss) gain	(732.6)	(74.4)	4.8	14.0	(727.8)	(60.4)
Net periodic (cost) benefit	$(57.6)	$600.0	$(153.2)	$(120.0)	$(210.8)	$480.0

  12. Commitments and Contingent Liabilities

  At June 30, 2004 the Company had outstanding guarantees of $2.0 million for bank loans made to one of its unconsolidated affiliates. Also outstanding were $1.8 million of irrevocable letters of credit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The letter of credit is secured with a Certificate of Deposit, which is included in "Advances to joint ventures and other current assets" on the Comparative Balance Sheets.

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

  Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

  Financial Review

  This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes for A. M. Castle & Co. (the "Company").

  Executive Overview

  Recent Economic Trends and Events

  Strong market and pricing trends continued throughout the second quarter of 2004. Global shortages of the basic raw materials for steel making are stretching mill lead times and have resulted in accelerated metal prices since the fall of 2003. During this same time period, economic activity in the durable goods manufacturing sector has surged above prior year levels, resulting in higher tonnage requirements. The Purchaser’s Managers Index ("PMI") provided by the Institute of Supply Managers (see Table 1 below), shows this favorable trend beginning in the third quarter of 2003 and its continuation through the second quarter of 2004. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy.

  Table 1
YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2003	49.7	48.9	54.1	60.6
2004	62.5	62.1

  Total tons shipped in the metals business are up 13.2% and 15.2% versus the second quarter and six-month periods of 2003, respectively. Additionally, management estimates that mill prices are up 21.9% versus the second quarter of last year and 15.4% versus the corresponding six-month period of 2003. Lines sold, a measurement of individual items handled, shipped and invoiced to customers increased .6% in the second quarter of 2004 and 5.0% year-to-date compared to the corresponding periods of 2003. Lines drive the Company’s variable expenses, not tons sold or dollar sales which can be affected by product mix and pricing fluctuations. As a result of larger order sizes, structural cost base reductions (largely due to the 2003 shedding of non-profitable business units and other permanent fixed cost reductions) and improved productivity, operating expenses have been held to minimal increases of 6.5% and 6.3% for the second quarter and year-to-date periods, providing strong earnings leverage on incremental sales.

  Current Business Outlook

  As of this filing, there are no immediate signs of demand softening and in the near-term, metal availability is expected to remain tight. As a result, mill pricing will likely remain near its current levels, through the balance of 2004. The Company’s efforts in 2003 and earlier to lower its operating cost structure along with the sale or disposal of under-performing business units, has positioned it to leverage earnings favorably as sales increased. Incremental operating expense for the second quarter of 2004 was held to 5.0% of the $54.2 million increase in sales over the same period last year. For the six-months ended June 2004, incremental operating expense was only 6.1% of the $88.2 million additional sales versus 2003. The integration of Castle’s Mexico operations generated $4.6 million of added sales in the second quarter and $6.8 million year-to-date, contributing operating profit margin of 10% for both the second quarter and year-to-date periods. The Company’s plastic subsidiary, TPI (Total Plastics, Inc.) continues to report double-digit year-over-year sales and earnings growth, driven by improved demand and geographic market expansion into Florida in 2003. Unlike the metals segment, the plastic business has not experienced dramatic raw material price increases from its supplier base. In summary, the Company has enjoyed a strong first half of 2004 in both sales and earnings performance.

  Risk Factors

  As part of its current financing agreements with its various lenders, the Company has specific principal payments required over the next few years as summarized below in Table 2 (dollars in millions):

  Table 2
	July – Dec 2004	2005	2006	2007	2008 and Beyond
Required Principal Payments on Debt	$1.8	$11.4	$16.2	$16.2	$56.3

  In addition, the Company’s principal source of operating cash is derived from its Accounts Receivable Securitization Agreement, which expires in December 2005.

  Despite an upswing in the manufacturing sector of the economy, there can be no guarantee as to its magnitude or duration. Additionally, the Company’s ability to continue to pass-through supplier-driven material cost increases to its customer base is also critical to meeting required debt service requirements and remaining in compliance with its debt covenants. Should the economic and market recovery turn out to be short term in length, management could pursue further options to ensure it generates enough cash to facilitate the required payments of principal as outlined in its agreements with its primary lenders. These options could include, but not necessarily be limited to, further operating cost reductions and organizational restructuring, further working capital improvements, deferral of non-critical capital projects, sale of assets or business units, refinancing of the Company through additional equity or debt infusions, or renegotiating existing loans outstanding. Management cannot guarantee that any of these options will be available if needed. None of these options are under consideration at this time, other than the ongoing analysis and review of operating expense and levels of working capital required in the business.

  All current business conditions lead management to believe it will continue to be able to generate sufficient cash from operations and planned working capital improvements, to fund its ongoing capital expenditure program and to meet its debt obligations.

  Results of Operations: Year-to-Year Comparisons and Commentary

  Second Quarter 2004 versus Second Quarter 2003:

  Consolidated results by business segment are summarized in Table 3 for the quarter ended June 30, 2004 and 2003. The table includes impairment and other restructuring related charges the Company recorded in the second quarter of 2003. Please refer to Footnote 10 within the Consolidated Financial Statements for more details on the nature of these charges.

  Table 3

  Operating Results by Segment

  (dollars in millions)
	Quarter Ended June 30,		Fav/(Unfav)
	2004	2003	Fav/ (Unfav)	% Change
Net Sales
Metals	$166.1	$117.6	$48.5	41.2%
Plastics	22.1	16.3	5.8	35.6
Total Net Sales	$188.2	$133.9	$54.3	40.6%

Gross Material Margin
Metals	$49.0	$33.1	$15.9	48.0%
% of Metals	29.5%	28.1%	1.4%
Plastics	7.3	5.8	1.5	25.9
% of Plastics	33.1%	35.4%	(2.3)%
Total Gross Material Margin	$56.3	$38.9	$17.4	44.7%
% of Total	29.9%	29.1%	0.8%

Operating Expense
Metals	$(38.0)	$(42.5)	$4.5	10.6%
Plastics	(5.7)	(5.0)	(0.7)	(14.0)
Other	(1.2)	(0.6)	(0.6)	(100.0)
Total Operating Expense	$(44.9)	$(48.1)	$3.2	6.7%
% of Total	(23.9)%	(35.9)%	12.0%

Operating Income
Metals	$11.0	$(9.4)	$20.4	217.0%
% of Metals Sales	6.7%	(8.0)%	14.7%
Plastics	1.6	0.8	0.8	100.0
% of Plastics Sales	7.2%	4.9%	2.3%
Other	(1.2)	(0.6)	(0.6)	(100.0)
Total Operating Income	$11.4	$(9.2)	$20.6	223.9%
% of Total Sales	6.1%	(6.9)%	13.0%

"Other" includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

  Net Sales and Gross Material Margin:

  Table 4 below summarizes the change in sales and gross material margin between the second quarter of 2003 and the same quarter of 2004.

  Table 4

Net Sales and Gross Material Margin Bridge
Quarter Ending June 30, 2004 Vs. 2003
(dollars in millions)
	Net Sales		Gross Material Margin
	Dollars	Percent	Dollars	Percent
Quarter Ended 6/30/03
Metals	$117.6	62.5%	$33.1	58.8%
Plastics	16.3	8.7%	5.8	10.3%
Total Company	$133.9	71.2%	$38.9	69.1%

Change 2Q04 Vs. 2Q03
Metals
Volume	$19.2	14.3%	$5.7	14.7%
Price	24.6	18.4%	5.0	12.9%
Mix/Other	0.1	0.1%	2.8	7.2%
Mexico	4.6	3.4%	0.9	2.3%
Impairment (2003 charge)	—	—	1.5	3.9%
Total Metals	$48.5	36.2%	$15.9	40.9%
Plastics	5.8	4.3%	1.5	3.9%
Total Company	$54.3	40.6%	$17.4	44.7%

Quarter Ended 6/30/04
Metals	$166.1	88.3%	$49.0	87.0%
Plastics	22.1	11.7%	7.3	13.0%
Total Company	$188.2	100.0%	$56.3	100.0%

  As shown above, the primary factors increasing metals sales for the second quarter of 2004 by 41.2% versus the same period last year are volume (14.3%), mill price increase (18.4%) and the Mexico operation which became a wholly-owned consolidated entity in January 2004 (3.4%). As mentioned in the executive summary, improving conditions in the manufacturing sector of the U.S. economy and accelerated metal pricing are the primary factors contributing to the quarter-over-quarter sales increase. The Plastics segment sales are up 35.6% versus the corresponding quarter of 2003, due largely to increased demand and planned geographic market expansion. Material pricing in the plastics segment is relatively stable.

  Gross material margin in the metals segment increased 41% versus the second quarter of 2003. Increased volume and material cost and margin pass-through account for nearly 30% of this increase. The second quarter of 2003 included $1.5 million of restructuring related charges (see footnote 10), not repeated in 2004 and the Mexico operation contributed nearly $0.9 million of margin in the 2004 quarter. Favorable margins associated with product mix changes versus 2003 account for the balance of the total metals segment improvement. Plastics margin improvement versus the second quarter of 2003 is primarily volume related.

  Operating Expense:

  Excluding a $5.9 million impairment charge incurred in the second quarter of 2003, consolidated operating expenses increased 6.5% or $2.7 million in the same quarter of 2004. This incremental increase represents less than 5% of the $54.3 million sales increase versus prior year. Actions taken in 2003 to reduce the Company’s operating costs and enhance productivity are proving fruitful in 2004.

  Other Income and Expense, and Net Results:

  Joint venture equity earnings of $1.1 million compare favorably to a minimal loss ($44K) in the second quarter of 2003 (prior to a $2.8 million impairment charge taken in the second quarter of 2003). The Company’s sole remaining joint venture, Kreher Steel, is also experiencing increased volume and pricing dynamics similar to the Company’s own metals segment.

  Financing costs (interest expense and discount on sale of accounts receivable) decreased $0.3 million to $2.2 million in the second quarter of 2004 on lower borrowings and accounts receivable sold.

  Consolidated net income was $5.8 million or $0.36 per share (basic EPS, after preferred dividends of $0.2 million) in the second quarter of 2004 versus a net loss of $9.3 million or $0.59 per share (after preferred dividends of $0.2 million) in the corresponding period of 2003. The 2003 net loss for the quarter includes $10.3 million of pre-tax impairment and restructuring related charges. These charges account for $0.40 per share of the reported second quarter 2003 loss.

  Year-to-Date 2004 versus Year-to-Date 2003:

  Consolidated results by business segment are summarized in Table 5 for the six-months ended June 30, 2004 and 2003. The table includes impairment and other restructuring related charges the Company recorded in the second quarter of 2003. Please refer to footnote 10 for more details on the nature of these charges.

  Table 5

  Operating Results by Segment
(dollars in millions)	Six-Months Ended June 30,		Fav/(Unfav)
	2004	2003	Fav/ (Unfav)	% Change
Net Sales
Metals	$320.8	$243.2	$77.6	31.9%
Plastics	43.0	32.4	10.6	32.7
Total Net Sales	$363.8	$275.6	$88.2	32.0%

Gross Material Margin
Metals	$93.3	$70.7	$22.6	31.9%
% of Metals	29.1%	29.1%	0.0%
Plastics	14.2	11.4	2.8	24.6
% of Plastics	33.0%	35.2%	(2.2)%
Total Gross Material Margin	$107.5	$82.1	$25.4	30.9%
% of Total	29.5%	29.8%	(0.3)%

Operating Expense
Metals	$(76.6)	$(79.4)	$2.8	3.5%
Plastics	(11.5)	(10.1)	(1.4)	(13.9)
Other	(2.2)	(1.4)	(0.8)	(57.1)
Total Operating Expense	$(90.3)	$(90.9)	$0.6	0.7%
% of Total	(24.8)%	(32.9)%	8.1%

Operating Income
Metals	$16.7	$(8.7)	$25.4	291.9%
% of Metals Sales	5.2%	(3.6)%	8.8%
Plastics	2.7	1.3	1.4	107.7
% of Plastics Sales	6.3%	4.0%	2.3%
Other	(2.2)	(1.4)	(0.8)	(57.1)
Total Operating Income	$17.2	$(8.8)	$26.0	295.5%
% of Total Sales	4.7%	(3.2)%	7.9%

"Other" includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

  Net Sales and Gross Material Margin:Table 6 below summarizes the change in sales and gross material margin between the six-month period of 2003 and the same period of 2004.

  Table 6

Net Sales and Gross Material Margin Bridge
Six Months Ending June 30, 2004 Vs. 2003
(dollars in millions)
	Net Sales		Gross Material Margin
	Dollars	Percent	Dollars	Percent
Six Months Ended 6/30/03
Metals	$243.2	66.8%	$70.7	65.8%
Plastics	32.4	8.9%	11.4	10.6
Total Company	$275.6	75.7%	$82.1	76.4%

Change YTD ‘04 Vs. ‘03
Metals
Volume	$41.2	14.9%	$12.0	14.6%
Price	35.4	12.8%	7.2	8.8%
Mix/Other	(5.7)	-2.1%	0.4	0.5%
Mexico	6.8	2.5%	1.5	1.8%
Impairment (2003 charge)	—	—	1.5	1.8%
Total Metals	$77.7	28.2%	$22.6	27.5%
Plastics	10.6	3.8%	2.8	3.4%
Total Company	$88.3	32.0%	$25.4	30.9%

Six Months Ended 6/30/04
Metals	$320.8	88.2%	$93.3	86.8%
Plastics	43.0	11.8%	14.2	13.2%
Total Company	$363.8	100.0%	$107.5	100.0%

  Metals sales for the first half of 2004 increased by 32% versus last year, primarily driven by increased volume (14.9%), mill price increase (12.8%) and the Mexico operation which became a wholly-owned consolidated entity in January 2004 (2.5%). As with the second quarter comparisons, improving conditions in the manufacturing sector of the U.S. economy and accelerated metal pricing are contributing to the year-over-year sales increase. Plastics segment sales are up 33% due to increased demand and planned geographic market expansion into Florida in 2003.

  Gross material margin in the metals segment increased 32% versus the first half of 2003. Volume and material cost increases combined for 28% of the year-over-year change. The Company recorded $1.5 million of restructuring related charges (see footnote 10) in the second quarter of 2003 and the Mexico operation contributed $1.5 million of margin in the first half of 2004. Plastics margin improvement versus the six-month period of 2003 is volume related.

  Operating Expense:

  Excluding a $5.9 million impairment charge incurred in the first half of 2003, consolidated operating expenses increased 6.3% or $5.4 million in 2004. This incremental increase represents 6% of the $88.2 million sales increase versus prior year. Actions taken in 2003 to reduce the Company’s operating costs and enhance productivity are the primary drivers of this favorable operating leverage.

  Other Income and Expense, and Net Results:

  Year-to-date joint venture equity earnings of $1.7 million compare favorably to a minimal loss ($81K) in the first half of 2003 (prior to a $2.8 million impairment charge taken in the second quarter of 2003). Kreher Steel is the Company’s sole remaining joint venture in 2004. Its results reflect similar market dynamics as the Company’s metals segment.

  Financing costs (interest expense and discount on sale of accounts receivable) decreased $0.4 million to $5.0 million year-to-date in 2004. Strong cash flow from operations has contributed to lower borrowings and accounts receivable sold (under the Company’s Accounts Receivable Securitization facility).

  Consolidated year-to-date net income was $7.8 million or $0.50 per share (basic EPS, after preferred dividends of $0.5 million) versus a net loss of $10.9 million or $0.69 per share (after preferred dividends of $0.2 million) in the corresponding period of 2003. The 2003 net loss for the six-month period includes $10.3 million of pre-tax impairment and restructuring related charges. These charges account for $0.40 per share of the reported first half 2003 loss.

  Critical Accounting Policies:

  There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

  Liquidity and Capital Resources

  The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company utilizes an Accounts Receivable Securitization Facility (see Footnote 4 within the Consolidated Financial Statements for more details) as its primary external funding source for working capital needs.

  Cash flow from operating activities in the first half of 2004 was positive $12.5 million. This included a $5.0 million decrease in accounts receivable sold under the Company’s Accounts Receivable Securitization Facility due to reduced funding requirements to support the business. Excluding the impact of receivables sold under the Company’s Accounts Receivable Securitization Facility, cash flow from operations was a positive $17.5 million, versus a positive $3.0 million in the same period last year.

  Working capital, excluding the current portion of long-term debt, of $100.2 million is up $8.9 million since the beginning of the year. Trade receivables of $99.7 million (including $8.0 million of receivables sold under the Company’s receivable securitization financing facility) are up $29.8 million since the start of 2004 due to increased sales activity. Days sales outstanding (DSO) declined 1.6 days to a level of 46.4 days reflecting lower past due balances outstanding as a percent of sales. Inventory at net book value of $105.2 million, including LIFO (last-in, first-out) reserves of $65.1 million is down $12.1 million for the year. Days sales in inventory at replacement value (DSI) of 109 days is down substantially versus the December 31, 2003 level of 145 days. Actual stock on hand in the metals segment has dropped significantly from the beginning of the year on strong shipments and metal availability has lengthened mill delivery lead times. Trade payables of $87.3 million are up $19.7 million reflecting increased mill pricing on metal purchases in the quarter.

  Capital expenditures in the first half of 2004 were $2.4 million versus $1.7 million last year. Current year expenditures are consistent with the Company’s historical maintenance capital requirements. We expect second half 2004 capital expenditures to be similar to the first six-month level. The Company purchased it’s former partner’s equity interest in a Mexico joint venture for $1.6 million effective January 1, 2004.

  At June 30, 2004, $8.0 million of receivables were sold or utilized under the Accounts Receivable Securitization Facility (versus $27.7 million at June 30, 2003 and $13.0 million at December 31, 2003). Available funds remaining under this facility are $41.5 million at the end of the second quarter of 2004.

  As of June 30, 2004, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

	Required	Actual 6/30/04
Debt-to-Capital Ratio	<.55	.41
Working Capital-to-Debt Ratio	>1.00	1.39
Minimum Equity Value	$103.3 Million	$121.1 Million

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

    A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13s-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective in ensuring that the information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission.

    Changes in Internal Controls

  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to our last evaluation at the end of the first quarter. There were no material weaknesses identified in the course of such review and evaluation during the period covered by this report and, therefore, the Company took no corrective measures.

  Part II. OTHER INFORMATION

  Item 1. Legal Proceedings

  There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

  Item 4. Submission of Matters to a Vote of the Security Holders

(a)	The Annual Meeting of Stockholders was held on April 22, 2004.

(b)	At the Annual Meeting the full Board of Directors was elected. The following are the individual members and voting results:

Director	For	Withheld	Abstaining

Edward F. Culliton	14,061,821	37,530	—
William K. Hall	14,067,255	37,098	—
Robert S. Hamada	13,742,282	357,070	—
Patrick J. Herbert	13,742,319	357,033	—
John W. McCarter, Jr.	13,742,281	357,070	—
John McCartney	14,062,255	46,616	—
G. Thomas McKane	14,052,736	46,616	—
John W. Puth	13,740,450	358,901	—
Michael Simpson	12,986,479	1,112,873	—

   (c)  At the Annual Meeting the Stockholders ratified and adopted:

(1)	The 2004 Restricted Stock, Stock Option and Equity Compensation Plan. The results of the voting were 10,144,286 for the motion; 1,704,304 against the motion; and 111,583 shares abstained.
(2)	Deloitte & Touche, LLP as Castle’s independent auditor for 2004. The results of the voting were – 14,030,622 shares for the motion; 49,353 shares against the motion; and 19,374 shares abstained.

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

  (a) Exhibit 31.1 Certification Pursuant to Section 302 by CEO

  Exhibit 31.2 Certification Pursuant to Section 302 by CFO

  Exhibit 32.1 Certification Pursuant to Section 906 by CEO

  Exhibit 32.2 Certification Pursuant to Section 906 by CFO

  (b)  The Company filed a Form 8-K, dated April 5, 2004, on April 5, 2004 in connection with the Company dissemination of the Company's press release of first quarter results.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: July 30, 2004	By: /s/ Larry A. Boik
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
Date: July 30, 2004	/s/ G. Thomas McKane
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
Date: July 30, 2004	/s/ Edward F. Culliton
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
July 30, 2004

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
July 30, 2004