Form 10-Q
period 2004-11-04
CASTLE A M & CO
filed 2004-11-05
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	September 30, 2004	Commission File Number	1-5415

A. M. Castle & Co. Exact name of registrant as specified in its charter

Maryland	36-0879160
(State or Other Jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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

Yes	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as deigned in Rule 12b-2 of the Exchange Act).

Yes	X	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, $0.01 Par Value	15,796,437 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Part I. Finanical Information		Page Number

Item 1.	Financial Statements (unaudited)

	Comparative Balance Sheets	3

	Comparative Statements of Operations	4

	Condensed Statements of Cash Flows	5

	Notes to Comparative Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4	Control and Procedures	21

Part II. Other Information
Item 1.	Legal Proceedings	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	22

A.M. CASTLE & CO.
COMPARATIVE BALANCE SHEETS
(Amounts in thousands)
Unaudited	Sep. 30	Dec. 31,	Sep. 30
	2004	2003	2003
ASSETS
Current assets
Cash and equivalents	$5,435	$2,455	$831
Accounts receivable, net	99,073	54,232	51,666
Inventories (principally on last-in first-out basis)	121,297	117,270	119,730
Income tax receivable	310	660	-
Assets held for sale	995	1,067	-
Other current assets	7,926	7,184	5,546
Total current assets	235,036	182,868	177,773
Investment in joint ventures	7,024	5,492	5,317
Goodwill	31,959	31,643	31,619
Pension assets	42,216	42,075	41,823
Advances to joint ventures and other assets	7,517	8,688	8,875
Property, plant and equipment, at cost
Land	4,767	4,767	5,020
Building	47,255	45,346	48,885
Machinery and equipment	121,093	118,447	118,741
	173,115	168,560	172,646
Less - accumulated depreciation	(107,528)	(100,386)	(101,763)
	65,587	68,174	70,883
Total assets	$389,339	$338,940	$336,290

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$102,893	$67,601	$60,422
Accrued liabilities and deferred gains	23,990	19,145	19,259
Current and deferred income taxes	2,954	4,852	4,183
Current portion of long-term debt	11,676	8,248	7,980
Total current liabilities	141,513	99,846	91,844
Long-term debt, less current portion	89,450	100,034	98,786
Deferred income taxes	19,942	13,963	16,018
Deferred gain on sale of assets	6,673	7,304	6,997
Minority interest	1,268	1,456	1,441
Post retirement benefits obligations	2,834	2,683	2,352
Stockholders' equity
Preferred stock	11,239	11,239	11,239
Common stock	159	159	159
Additional paid in capital	35,025	35,009	35,017
Earnings reinvested in the business	80,147	66,480	72,002
Accumulated other comprehensive income	1,350	1,042	727
Other - deferred compensation	(16)	(30)	62)
Treasury stock, at cost	(245)	(245)	(230)
Total stockholders' equity	127,659	113,654	118,852
Total liabilities and stockholders' equity	$389,339	$338,940	$336,290

The accompanying notes are an integral part of these financial statements.

A.M. CASTLE & CO.
COMPARATIVE STATEMENTS OF OPERATIONS	For the Three		For the Nine
(Amounts in thousands, except per share data)	Months Ended		Months Ended
(Unaudited)	Sept 30,		Sept 30,
	2004	2003	2004	2003

Net sales	$199,341	$134,917	$563,195	$410,510
Cost of material sold	(142,033)	(95,948)	(398,378)	(287,931)
Special charges	-	-	-	(1,524)
Gross material margin	57,308	38,969	164,817	21,055

Plant and delivery expense	(23,665)	(21,300)	(70,667)	(65,913)
Sales, general, and administrative expense	(20,345)	(16,723)	(59,117)	(52,402)
Depreciation and amortization expense	(2,245)	(2,083)	(6,736)	(6,700)
Impairment and other operating expenses	-	-	-	(5,924)
Total other operating expense	(46,255)	(40,106)	(136,520)	(130,939)

Operating income (loss)	11,053	(1,137)	28,297	(9,884)

Equity in earnings (loss) of joint ventures	1,458	2	3,197	(79)
Impairment to joint venture investment and advances	-	-	-	(2,830)
Interest expense, net	(2,175)	(2,452)	(6,706)	(7,347)
Discount on sale of accounts receivable	(167)	(295)	(684)	(874)

Income (loss) before income tax	10,169	(3,882)	24,104	(21,014)

Income tax (provision) benefit
Federal	(3,250)	1,284	(7,720)	6,808
State	(832)	261	(1,994)	1,431
	(4,082)	1,545	(9,714)	8,239
Net income (loss)	6,087	(2,337)	14,390	(12,775)

Preferred Dividends	(240)	(242)	(720)	(719)
Net income (loss) applicable to common stock	$5,847	$(2,579)	$13,670	$(13,494)

Basic earnings (loss) per share	$0.37	$(0.16)	$0.87	$(0.86)
Diluted earnings (loss) per share	$0.35	(0.16)	$0.82	(0.86)

The accompanying notes are an integral part of these financial statements.

A.M. CASTLE & CO.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)	For the Nine Months
(Unaudited)	Sept. 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$14,390	$(12,775)
Depreciation	6,736	6,700
Amortization of deferred gain	(631)	(150)
Equity in (earnings) loss from joint ventures	(3,197)	79
Deferred taxes and income tax receivable	6,315	4,732
Non-cash pension income (loss) and post-retirement benefits	315	(1,053)
Other	1,267	(3,257)
Cash from operating activities before working capital changes	25,195	(5,724)
Asset impairment and special charges	-	10,278
Net change in accounts receivable sold	(8,000)	(5,866)
Other Increase in working capital	(1,076)	(61)
Net cash from operating activities	16,119	(1,373)

Cash flows from investing activities:
Investments and acquisitions	(1,744)	-
Advances to joint ventures	-	(199)
Capital expenditures	(3,419)	(2,183)
Proceeds from sale of assets		10,538
Net cash from investing activities	(5,163)	8,156

Cash flows from financing activities
Payments on long-term debt	(7,337)	(6,453)
Preferred dividends paid	(720)	(719)
Other	(85)	-
Net cash from financing activities	(8,142)	(7,172)

Effect of exchange rate changes on cash	166	302

Net (decrease) increase in cash	2,980	(87)

Cash - beginning of year	$2,455	$918
Cash - end of period	$5,435	$831

Supplemental cash disclosure - cash received (paid) during the period:
Interest	($6,815)	($7,464)
Income taxes	($4,923)	$12,771

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Comparative Financial Statements
(Unaudited)

1.	Comparative Financial Statements
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
In compliance with Statement of Financial Accounting Standards (åSFASæ) No. 132 (revised 2003) åEmployees’ Disclosures About Pensions and Other Post Retirement Benefitsæ, the Company has disclosed the interim information required as Footnote 11 herein.

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

	For The Three Months Ended Sept 30,		For The Nine Months Ended Sept 30,
	2004	2003	2004	2003
(in thousands)
Net income (loss)	$6,087	$(2,337)	$14,390	$(12,775)
Preferred dividends	(240)	(242)	(720)	(719)
Net income (loss) applicable to common stock	$5,847	$(2,579)	$13,670	$(13,494)
Weighted average common shares outstanding	15,797	15,788	15,794	15,777
Dilutive effect of outstanding employee and
Directors’ common stock options and preferred stock	953	—	802	—
Diluted common shares outstanding	16,750	15,788	16,596	15,777

Basic income (loss) per common share	$0.37	$(0.16)	$0.87	$(0.86)
Diluted income (loss) per common share	$0.36	$(0.16)	$0.87	$(0.86)

Outstanding employee and directors' common stock options and restricted and preferred stock shares having no dilutive effect	845	3,575	850	3,575

4.	Accounts Receivable Securitization
The Company is utilizing a special purpose, fully consolidated, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of September 30, 2004, $5.0 million of accounts receivable were sold to the finance company and an additional $ 43.1 million could have been sold under the agreement. The amount sold to the financing company at December 31, 2003 and September 30, 2003 was $13.0 million and $20.0 million, respectively.
The sale of accounts receivable is reflected as a reduction of "accounts receivable, net" in the Comparative Balance Sheets and the proceeds received are included in "net cash from operating activities" in the Condensed Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to "discount on sale of accounts receivable" in the Comparative Statements of Operations. The discount rate as of September 30, 2004 was 4.75%.

5.	Goodwill
During the first quarter of 2004 the Company’s Metal Segment purchased the remaining 50% interest in its Mexican joint venture and the Plastic Segment purchased the remaining 40% interest in its Paramont Machine Company subsidiary (both of these entities are now wholly owned). Based on the purchase price of these entities and the valuations required by SFAS 141 åBusiness Combinationsæ, additional net goodwill of $0.3 million was reported.
     The Company performs an annual impairment test on Goodwill and other intangible assets during the first quarter of each fiscal year. Based on the test made during the first quarter of 2004, the Company has determined that there is no impairment to the remaining goodwill balance of $31.9 million.
The changes in carrying amounts of goodwill were as follows (in thousands):

	Metal Segment	Plastic Segment	Total
Balance As of December 31, 2003	$18,670	$12,973	$31,643
Purchases	510	(210)	300
Currency Valuation	16	—	16
Balance As of September 30, 2004	$19,196	$12,763	$31,959

6.	Acquisitions
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
On March 31, 2004 Total Plastics Inc. (TPI) purchased the remaining 40% interest in its Paramont Machine Company subsidiary for $0.4 million. Paramont is a manufacturer of plastic parts and components which sells to a variety of businesses basically in the Midwest. Beginning on March 31, 2004 the results of the entity were reported as a wholly owned subsidiary (the minority interest was previously eliminated from reported results). The acquisition has been reported based on an allocation of the purchase price.

7.	LIFO
Inventory determination under the LIFO method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 2004 and 2003, must necessarily be based on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.
Current replacement cost of inventories exceeds book value by $79.6 million and $42.9 million at September 30, 2004 and December 31, 2003 respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

8.	Stock Options
Valuation Assumptions - As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", for the periods ended September 30, 2004 and 2003. The following table summaries on a pro-forma basis the effects on the Company's net loss had compensation been recognized. The fair value of the options granted had been estimated using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 3.1% to 4.5%, expected dividend yield of zero, option life of 10 years, and expected volatility from 30.0% to 50.0%. There were no employee options granted in the first three quarters of 2004.

Pro-Forma Income (Loss) Information
	For The Three Months Ended September 30		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$5,847	$(2,579)	$13,670	$(13,494)
Pro-forma effect of stock option compensation
under fair value based method for all awards	(474)	(236)	(940)	(709)
Pro-forma net income (loss) applicable to common stock	$5,373	$(2,815)	$12,730	$(14,203)

Basic income (loss) per share, as reported	$0.37	$(0.16)	$0.87	$(0.86)

Diluted income (loss) per share, as reported	$0.36	$(0.16)	$0.87	$(0.86)
Pro-forma income (loss) per share:
Basic	$0.34	$(0.18)	$0.81	$(0.90)
Diluted	$0.33	$(0.18)	$0.81	$(0.90)

9.	Segment Reporting
The Company distributes and performs first stage processing on both metal and plastic materials. Although the distribution processes are similar, different products are offered and different customers are served by each of these businesses and, therefore, they are considered segments according to SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".
The accounting policies of all segments are as described in the summary of significant accounting policies. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments.
       The following is the segment information for the quarters ended September 30, 2004 and 2003:

(in millions)	Net Sales	Gross Mat’l Margin	Other Oper Exp	Operating Income (Loss)
2004
Metal Segment	$174.5	$49.1	$(38.9)	$10.2
Plastic Segment	24.8	8.2	(6.0)	2.2
Other	—	—	(1.3)	(1.3)
Consolidated	$199.3	$57.3	$(46.2)	$11.1

2003
Metal Segment	$117.3	$32.9	$(33.5)	$(0.6)
Plastic Segment	17.6	6.1	(5.3)	0.8
Other	—	—	(1.3)	(1.3)
Consolidated	$134.9	$39.0	$(40.1)	$(1.1)

"Other" — Operating loss includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company.

The following is the segment information for the nine-months ended September 30, 2004 and  2003:

(in millions)	Net Sales	Gross Mat’l Margin	Other Oper Exp	Operating Income (Loss)
2004
Metal Segment	$495.4	$142.4	$(115.5)	$26.9
Plastic Segment	67.8	22.4	(17.4)	4.9
Other	—	—	(3.5)	(3.5)
Consolidated	$563.2	$164.8	$(136.4)	$28.3

2003
Metal Segment	$360.5	$103.6	$(112.8)	$(9.2)
Plastic Segment	50.0	17.5	(15.4)	2.1
Other	—	—	(2.7)	(2.7)
Consolidated	$410.5	$121.1	$(130.9)	$(9.8)

"Other" — Operating loss includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company.

The segment information for total assets at September 30, 2004, December 31, 2003 was as follows:

(in thousands)	September 30, 2004	December 31, 2003
Metal Segment	$342,736	$306,892
Plastic Segment	46,293	31,388
Other	310	660
Consolidated	$389,339	$338,940

"Other" — The segment's total assets consist solely of the Company's income tax receivable (the segments file a consolidated tax return).

10.	Asset Impairment and Special Charges
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

The impairment and special charges consisted of $1.5 million of inventories anticipated to be sold or liquidated in connection with the disposition of these businesses; the impairment of long-lived assets of $4.9 million based on their anticipated sale price or appraisal value; the accrual of $1.0 million of contract termination costs under operating leases associated with the sale of the businesses’ non inventory assets, which are included in åimpairment and other operating expensesæ; and a $2.8 million impairment on the investment in the two joint ventures; which are included in åimpairment to joint venture investment and advances.æ
The following table summarizes the restructuring reserve activity:

(in millions)	December 31, 2003 Balance	Nine Months 2004 Spending	Sept 30, 2004 Balance
Lease and other contract transaction costs	$0.3	$(0.3)	$--
Environmental clean-up costs	0.8	(0.8)	—
Legal fees on asset sales/divestiture	0.1	(0.1)	—
Total	$1.2	$(1.2)	$—

11.  Pension and Post Retirement Benefits
The following are the components of the net pension and post-retirement benefit activities for the quarters ended September 30, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$(594.2)	$(785.8)	$(29.0)	$(22.6)	$(623.2)	$(808.4)
Interest cost	(1,448.1)	(2,239.2)	(38.1)	(34.9)	(1,486.2)	(2,274.1)
Expected return on plan assets	2,396.7	3,763.1	—	—	2,396.7	3,763.1
Amortization of prior service cost	(16.9)	(26.1)	(11.9)	(9.5)	(28.8)	(35.6)
Amortization of net (loss) gain	(366.3)	(78.6)	2.4	7.0	(363.9)	(71.6)
Net periodic (cost) benefit	$(28.8)	$633.5	$(76.6)	$(60.0)	$(105.4)	$573.5

The following are the components of the net pension and post-retirement benefit activities for the nine months September 30, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$(1,782.6)	$(1,530.0)	$(87.0)	$(67.8)	$(1,869.6)	$(1,597.8)
Interest cost	(4,344.3)	(4,360.0)	(114.3)	(104.7)	(4,458.6)	(4,464.7)
Expected return on plan assets	7,190.1	7,327.3	—	—	7,190.1	7,327.3
Amortization of prior service cost	(50.7)	(50.9)	(35.7)	(28.5)	(86.4)	(79.4)
Amortization of net (loss) gain	(1.098.9)	(153.0)	7.2	21.0	(1,091.7)	(132.0)
Net periodic (cost) benefit	$(86.4)	$1,233.4	$(229.8)	$(180.0)	$(316.2)	$1,053.4

12.	Commitments and Contingent Liabilities
At September 30, 2004 the Company had no outstanding guarantees for bank loans made to its unconsolidated affiliate. The Company had $1.8 million of irrevocable letters of credit and $0.7 million of cash deposits outstanding at quarter end to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The letter of credit is secured with a Certificate of Deposit, which is included in åAdvances to joint ventures and other current assetsæ on the Comparative Balance Sheets.
    The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s management that no significant uninsured liability will result from the outcome of the litigation, and thus there is no material financial exposure to the Company.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes for A. M. Castle & Co. (the åCompanyæ).

Executive Overview
Recent Economic Trends and Events
As has been the case since late 2003, global shortages of the basic raw materials for steel making, coupled with increased demand, have resulted in accelerated metal prices and longer mill lead times. The Company’s metal segment represents 88% of its consolidated revenue base (remaining 12% is plastic). To assess demand growth trends in the durable goods manufacturing sector which our metal segment serves, management reviews the Purchaser’s Managers Index (åPMIæ) as provided by the Institute of Supply Managers (see Table 1 below). Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table shows, the growth that began in the third quarter of 2003 has continued through each subsequent quarter in 2004.

Table 1
YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2003	49.7	48.9	54.1	60.6
2004	62.5	62.1	59.8

Total tons shipped in the Metal business are up 11.0% and 13.8% versus the third quarter and nine-month periods of 2003, respectively. Additionally, management estimates that mill prices are up 29.5% versus the third quarter of last year and 19.4% versus the corresponding nine-month period of 2003. Lines sold, a measurement of individual items handled, shipped and invoiced to customers decreased 3.7% in the quarter and are up 2.1% year-to-date compared to the corresponding periods of 2003. Lines drive the Company’s variable expenses, not tons sold or dollar sales which can be affected by product mix and pricing fluctuations. In summary, the Company is enjoying increased metal volume, increased metal prices, and larger order sizes in its metal segment.

The plastic segment has also shown significant sales growth of 40.6% versus the third quarter of 2003 and 35.6% as compared to the nine-month period last year. During the third quarter of 2004, plastic material price increases were beginning to appear. Given the diverse product offerings and related mix of suppliers, it is difficult to pinpoint the impact of price increases in this segment. Management roughly estimates that third quarter plastic segment sales growth includes a price increase of less than 5.0%. This is the first quarter where price has played a role in sales growth. Most of the year-over-year growth is volume driven, including increased sales due to planned geographic expansion.

In recent years prior to 2004, the Company completed a multi-faceted planned restructuring that lowered its structural cost base through the shedding of non-profitable business units and other permanent fixed cost reductions. Additionally, during this same timeframe, productivity enhancements were made across its operations. As a result of these difficult actions, third quarter and year-to-date incremental operating expense as a percent of incremental sales were only 9.5% and 7.5% respectively. Management believes, as a general rule of thumb, a ratio of 10% or lower represents very strong cost containment and favorable earnings leverage on incremental sales.

Current Business Outlook
There are no apparent signs of demand softening in either segment and, in the near-term metal availability is expected to remain tight. As a result, mill pricing will likely remain near its current levels, through the balance of 2004 and likely into 2005. Plastic prices are expected to rise gradually in the next few months, but are estimated to average about 5.0% for the year. The Company’s efforts in 2003 and earlier to lower its operating cost structure along with the sale or disposal of under-performing business units, has positioned it to continue to leverage earnings favorably on the sales increase. The integration of Castle’s Mexico operations generated $5.1 million of added sales in the third quarter and $11.9 million year-to-date, contributing operating profit margin of slightly over 10.0% for both periods. The Company’s plastic subsidiary, TPI (Total Plastics, Inc.) continues to report double-digit year-over-year sales and earnings growth, driven by improved demand and geographic market expansion into Florida in 2003. In summary, the Company has enjoyed a strong nine-months of 2004 in both sales and earnings performance.

Risk Factors
As part of its current financing agreements with its various lenders, the Company has specific principal payments required over the next few years as summarized below in Table 2 (dollars in millions):

Table 2
	Oct - Dec 2004	2005	2006	2007	2008 and Beyond
Required Principal Payments on Debt	$0.3	$11.4	$16.2	$16.2	$56.3

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
    All current business conditions lead management to believe the Company will continue to be able to generate sufficient cash from operations and planned working capital improvements, to fund its ongoing capital expenditure program and to meet its debt obligations.

Results of Operations: Year-to-Year Comparisons and Commentary

Third Quarter 2004 versus Third Quarter 2003:
Consolidated results by business segment are summarized in Table 3 for the quarter ended September 30, 2004 and 2003.

Table 3
Operating Results by Segment
(dollars in millions)
	Quarter Ended Sept 30
	2004	2003	Fav/ (Unfav)	Fav/(Unfav)% Change
Net Sales
Metal	$174.5	$117.3	$57.3	48.8%
Plastic	24.8	17.6	7.2	40.9
Total Net Sales	$199.3	$134.9	$64.5	47.8%

Gross Material Margin
Metal	$49.1	$32.9	$16.2	49.2%
% of Metal Sales	28.1%	28.1%	0.0%
Plastic	8.2	6.1	2.1	34.4
% of Plastic Sales	33.1%	34.7%	(1.3)%
Total Gross Material Margin	$57.3	$39.0	$18.3	46.9%
% of Total Sales	28.7%	28.9%	(0.2)%

Operating Expense
Metal	$(38.9)	$(33.5)	$(5.4)	(16.1)%
Plastic	(6.0)	(5.3)	(0.7)	(13.2)
Other	(1.3)	(1.3)	—	—
Total Operating Expense	$(46.2)	$(40.1)	$(6.1)	(15.2)%
% of Total Sales	(23.2)%	(29.7)%	6.5%

Operating Income
Metal	$10.2	$(0.6)	$10.8	1800.0%
% of Metal Sales	5.8%	(0.5)%	6.3%
Plastic	2.2	0.8	1.4	175.0
% of Plastic Sales	8.9%	4.5%	4.4%
Other	(1.3)	(1.3)	—	—
Total Operating Income	$11.1	$(1.1)	$12.2	1109.1%
% of Total Sales	5.6%	(0.8)%	6.4%

"Other" includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales and Gross Material Margin:
Table 4 below summarizes the change in sales and gross material margin between the third quarter of 2003 and the same quarter of 2004.

Table 4
Net Sales and Gross Material Margin Bridge
Quarter Ending September 30, 2004 Vs. 2003
(dollars in millions)
	Net Sales		Gross Material Margin
	Dollars	Percent	Dollars	Percent
Quarter Ended 9/30/03
Metal	$117.3	58.8%	$32.9	57.4%
Plastic	17.6	8.8%	6.1	10.7%
Total Company	$134.9	67.6%	$39.0	68.1%

Change 3Q04 Vs. 3Q03
Metal
Volume	$17.6	13.1%	$6.0	15.4%
Price	34.6	25.7%	7.0	17.9%
Mix/Other	(0.1)	0.0%	2.3	5.9%
Mexico	5.1	3.8%	0.9	2.3%
Total Metals	$57.2	42.4%	$16.2	41.5%
Plastic	7.2	5.3%	2.1	5.4%
Total Company	$64.4	47.8%	$18.3	47.1%

Quarter Ended 9/30/04
Metal	$174.5	87.6%	$49.1	85.7%
Plastic	24.8	12.4%	8.2	14.3%
Total Company	$199.3	100.0%	$57.3	100.0%

As shown above, the primary factors increasing metals sales for the third quarter of 2004 by 48.8% versus the same period last year are volume (15.0%), mill price increase (29.5%) and the Mexico operation which became a wholly-owned consolidated entity in January 2004 (4.3%). As mentioned in the executive summary, improving conditions in the manufacturing sector of the U.S. economy and accelerated metal pricing are the primary factors contributing to the quarter-over-quarter sales increase. The Plastic segment sales are up 40.9% versus the corresponding quarter of 2003, due largely to increased demand and planned geographic market expansion. Management estimates that pricing increases of less than 5% occurred in this segment during the quarter.
    Gross material margin in the Metal segment increased 49.4% versus the third quarter of 2003. Increased volume and material cost and margin pass-through account for nearly 214% of this increase. Included in the 2004 result is a charge of $1.7 million resulting from a company-wide physical count of its plate inventory conducted in July. The Mexico operation contributed nearly $0.9 million of margin in the 2004 quarter. Favorable margins associated with product mix changes versus 2003 account for the balance of the total Metal segment improvement. Plastic margin improvement versus the third quarter of 2003 is primarily volume related but this is the first quarter where margin reflects modest price increases.

Operating Expense:
Consolidated operating expense increased 15.3% or $6.2 million on substantial sales growth in the same quarter of 2003. This incremental increase represents 9.5% of the $64.5 million sales increase versus prior year. Actions taken in 2003 and earlier to reduce the Company’s operating costs continue to have a positive impact on earnings in 2004.

Other Income and Expense, and Net Results:
Joint venture equity earnings of $1.5 million compare favorably to a minimal gain in the third quarter of 2003. The Company’s sole remaining joint venture, Kreher Steel, is also experiencing increased volume and pricing dynamics similar to the Company’s own Metal segment.
    Financing costs (interest expense and discount on sale of accounts receivable) decreased $0.4 million to $2.3 million in the third quarter of 2004 on lower total borrowings and accounts receivable sold.
    Consolidated net income was $5.8 million or $0.37 per share (basic EPS, after preferred dividends of $0.2 million) in the third quarter of 2004 versus a net loss of $2.6 million or $0.16 per share (after preferred dividends of $0.2 million) in the corresponding period of 2003.

Year-to-Date 2004 versus Year-to-Date 2003:
Consolidated results by business segment are summarized in Table 5 for the nine-months ended September 30, 2004 and 2003. The table includes impairment and other restructuring related charges the Company recorded through the third quarter of 2003. Please refer to footnote 10 for more details on these charges.

Table 5
Operating Results by Segment
(dollars in millions)	Nine-Months Ended September 30
	2004	2003	Fav/ (Unfav)	Fav/(Unfav) % Change
Net Sales
Metal	$495.4	$360.5	$134.9	37.4%
Plastic	67.8	50.0	17.8	35.6
Total Net Sales	$563.2	$410.5	$152.7	37.2%

Gross Material Margin
Metal	$142.4	$103.6	$38.8	37.5%
% of Metal Sales	28.7%	28.7%	0.0%
Plastic	22.4	17.5	4.9	28.0%
% of Plastic Sales	33.0%	35.0%	(2.0)%
Total Gross Material Margin	$164.8	$121.1	$43.7	36.1%
% of Total Sales	29.3%	29.5%	(0.2)%

Operating Expense
Metal	$(115.5)	$(112.8)	$(2.7)	(2.4)%
Plastic	(17.5)	(15.4)	(2.1)	(13.6)
Other	(3.5)	(2.7)	(0.8)	(29.6)
Total Operating Expense	$(136.5)	$(130.9)	$(5.6)	(4.3)%
% of Total Sales	(24.2)%	(31.9)%	7.7%

Operating Income
Metal	$26.9	$(9.2)	$36.2	389.3%
% of Metal Sale	5.4%	(2 .6)%	8.0%
Plastic	4.9	2.1	2.8	133.3
% of Plastic Sales	7.3%	4.2%	3.1%
Other	(3.5)	(2.7)	(0.8)	(29.6)
Total Operating Income	$28.3	$(9.8)	$38.2	385.9%
% of Total Sales	5.0%	(2.4)%	7.4%

"Other" includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales and Gross Material Margin:
Table 6 below summarizes the change in sales and gross material margin between the nine-month period of 2003 and the same period of 2004.

Table 6

Net Sales and Gross Material Margin Bridge
Nine Months Ending September 30, 2004 Vs. 2003
(dollars in millions)
	Net Sales		Gross Material Margin
	Dollars	Percent	Dollars	Percent
Nine Months Ended 9/30/03
Metal	$360.5	64.0%	$103.6	62.9%
Plastic	50.0	8.9%	17.5	10.6%
Total Company	$410.5	72.9%	$121.1	73.5%

Change YTD '04 Vs. '03
Metal
Volume	$58.7	14.3%	$17.9	14.8%
Price	70.0	17.1%	14.2	11.6%
Mix/Other	(5.8)	-1.4%	2.7	2.2%
Mexico	11.9	2.9%	2.5	2.1%
Impairment (2003 charge)	—	—	1.5	1.2%
Total Metal	$134.9	32.9%	$38.8	32.0%
Plastic	17.8	4.3%	4.9	4.1%
Total Company	$152.7	37.2%	$43.7	36.1%

Nine Months Ended 9/30/04
Metal	$495.4	88.0%	$142.4	86.4%
Plastic	67.8	12.0%	22.4	13.6%
Total Company	$563.2	100.0%	$164.8	100.0%

Metal sales for the first nine months of 2004 increased by 37.4% versus last year, primarily driven by increased volume (14.7%), mill price increase (19.4%) and the Mexico operation, which became a wholly owned consolidated entity in January 2004 (3.3%). As with the third quarter comparisons, improving conditions in the manufacturing sector of the U.S. economy and accelerated metal pricing are contributing to the year-over-year sales increase. Plastic segment sales are up 35.6% due to increased demand and planned geographic market expansion into the Southeast in late 2003.
     Gross material margin in the metals segment increased 37.5% versus the first nine months of 2003. Material cost increases contributed 13.5% of the year-over-year change. The Company recorded $1.5 million of restructuring related charges to remove non-productive assets (see footnote 10) in the second quarter of 2003. Included in the 2004 results is a charge of $1.7 million from the results of a company-wide physical count of its plate inventory in July. The Mexico operation contributed $2.5 million of margin in the first half of 2004. Plastic margin improvement versus the nine-month period of 2003 is largely volume related.

Operating Expense:
Consolidated operating expenses increased 4.3% or $5.6 million in 2004, versus the same nine-months of 2003. Excluding a $5.9 million impairment charge in 2003, consolidated operating expenses increased $11.5 million, or 9.2%. This incremental increase represents 7.5% of the $152.7 million sales increase versus prior year. Actions taken in 2003 and earlier, to reduce the Company’s operating costs and enhance productivity are the primary drivers of this favorable operating leverage.

Other Income and Expense, and Net Results:
Year-to-date joint venture equity earnings of $3.2 million compare favorably to a loss of $2.9 million in the first nine months of 2003 (including a $2.8 million impairment charge taken in the second quarter of 2003). Kreher Steel is the Company’s sole remaining joint venture in 2004. Its 2004 results reflect similar market dynamics as the Company’s Metal segment.
    Financing costs (interest expense and discount on sale of accounts receivable) decreased $0.8 million to $7.4 million in the third quarter of 2004. Strong cash flow from operations has contributed to lower borrowings and accounts receivable sold under the Company’s Accounts Receivable Securitization facility.

Consolidated year-to-date net income was $13.7 million or $0.87 per share (basic EPS, after preferred dividends of $0.7 million) versus a net loss of $13.5 million or $0.86 per share (after preferred dividends of $0.7 million) in the corresponding period of 2003. The 2003 net loss for the nine month period includes $10.3 million of pre-tax impairment and restructuring related charges. These charges account for $0.40 per share of the reported loss in the first nine months of 2003.

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
    Cash flow from operating activities in the first nine months of 2004 was positive $16.1 million. This included a $8.0 million decrease in accounts receivable sold under the Company’s Accounts Receivable Securitization Facility due to reduced funding requirements to support the business. Excluding the impact of receivables sold under the Company’s Accounts Receivable Securitization Facility, cash flow from operations was a positive $24.1 million, versus a positive $4.5 million in the same period last year.
    Working capital, excluding the current portion of long-term debt, of $105.2 million is up $13.9 million since the beginning of the year. Trade receivables of $104.1 million (including an $5.0 million reduction in receivables sold under the Company’s receivable securitization financing facility as of September 30, 2004) are up $36.9 million since the start of 2004 (including $13.0 million or receivables sold under the financing facility at the beginning of the year) due to increased sales activity and increased pricing. Days sales outstanding (DSO) declined 2.8 days to a level of 45.2 days reflecting lower past due balances outstanding as a percent of sales. Inventory at net book value of $121.3 million, including LIFO (last-in, first-out) reserves of $79.6 million is up $4.0 million for the year. Days sales in inventory at replacement value (DSI) of 115 days is down substantially versus the December 31, 2003 level of 145 days, although there was slight rise quarter to quarter. Trade payables of $102.9 million are up $35.3 million reflecting increased mill pricing on metal purchases.

Capital expenditures in the first nine months of 2004 were $3.4 million versus $2.2 million last year. Current year expenditures are consistent with the Company’s historical maintenance capital requirements. We expect total 2004 capital expenditures to be approximately $4.5 million. The Company purchased its former partner’s equity interest in a Mexico joint venture for $1.6 million effective January 1, 2004.
    At September 30, 2004, $5.0 million of receivables were sold or utilized under the Accounts Receivable Securitization Facility (versus $20.0 million at September 30, 2003 and $13.0 million at December 31, 2003). Available funds remaining under this facility are $43.1 million at the end of the third quarter of 2004.
    As of September 30, 2004, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

	Required	Actual 9/30/04
Debt-to-Capital Ratio	<0.55	0.39
Working Capital-to-Debt Ratio	>1.00	1.55
Minimum Equity Value	$105.8 Million	$127.7 Million

Current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories), to fund its ongoing capital expenditure programs and meet its debt obligations.

Commitments and Contingencies
The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of Company management that no significant uninsured liability will result from the outcome of the litigation, and thus there is no material financial exposure to the Company.

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

Item 4. Controls and Procedures:

(a)   Evaluation of Disclosure Controls and Procedures.
Castle maintains disclosure controls and procedures which are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
    Based on the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e)), as of the end of the period covered by the report, are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)   Changes in Internal Control over Financial Reporting.
Except as disclosed below, there was no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
    During the 3rd Quarter the Company modified its control over the valuation of plate inventory by conducting a company-wide physical inventory count and reconciliation of all plate products. As a result of the physical count and reconciliation the Company recorded a $1.7 million adjustment to reduce its inventory balance in the 3rd Quarter.
Furthermore, the Company has implemented a formal change in the design of its internal controls extending to its entire inventory which includes:
(1) The institution of new procedures in recording and reconciliation of all product inventories.
(2) The requirement of a minimum of one (1) physical inventory count per calendar year in all of their major facilities.
    The institution of these new controls should ensure the accuracy and timely count and reporting of its inventory.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings
        There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 Certification Pursuant to Section 302 by CEO
Exhibit 31.2 Certification Pursuant to Section 302 by CFO
Exhibit 32.1 Certification Pursuant to Section 906 by CEO
Exhibit 32.2 Certification Pursuant to Section 906 by CFO

(b)	The Company filed a Form 8-K, dated August 3, 2004, on August 3, 2004 under Item 12 the Company dissemination of the Company’s press release of second quarter results.

The Company filed a Form 8K, dated September 15, 2004 on September 15, 2004 reporting under Item 7.01 the Company’s dissemination of a press release relating to the outlook for the second half of year sales.

The Company filed a Form 8K, dated September 24, 2004 on September 24, 2004 reporting under Item 5.02 the retirement of the CFO and the election of the new CFO of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co
(Registrant)

Date:	November 5, 2004	By:	/s/ Lawrence A. Boik
Lawrence A. Boik
Vice President and Chief Financial Officer
(Mr. Boik is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, G. Thomas McKane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report:
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a)	Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a sisignificant role in the registrant's internal control over financial reporting.

Date:	November 5, 2004	By:	/s/ G. Thomas McKane
G. Thomas McKane
President and Chief Executive Officer

I, Lawrence A. Boik, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report:
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a)	Designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c)	Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b)	Any fraud, whether or not material, that involves management or other employees who have a sisignificant role in the registrant's internal control over financial reporting.

Date:	November 5, 2004	By:	/s/ Lawrence A. Boik
Lawrence A. Boik
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
November 5, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence A. Boik, Vice President and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ Lawrence A. Boik
Lawrence A. Boik
Vice President and Chief Financial Officer
November 5, 2004