Form 10-K
period 2004-12-31
CASTLE A M & CO
filed 2005-03-16
CIK 18172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number: 1-5415

A. M. CASTLE & CO.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (847) 455-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — $0.01 par value	American and Chicago Stock Exchanges

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

Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑       No ☐

The approximate aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on March 4, 2005 was $127,869,186.

The number of shares outstanding of the registrant’s common stock on March 4, 2005 was
15,881,046 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K

Proxy Statement furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders	Part III

ITEM 1 — Business
ITEM 2 — Properties
ITEM 3 — Legal Proceedings
ITEM 4 — Submission of Matters to a Vote of Security Holders
PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchase of Equity Securities
ITEM 6 — Selected Financial Data
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk
ITEM 8 — Financial Statements and Supplementary Data
ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A — Controls & Procedures
Item 9B — Other Information
PART III
ITEM 10 — Directors and Executive Officers of the Registrant
ITEM 11 — Executive Compensation
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management
ITEM 13 — Certain Relationships and Related Transactions
ITEM 14 — Principal Accountant Fees and Services
PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
SIGNATURES
Articles of Merger
Collateral Agency and Intercreditor Agreement
Intercreditor Agreement
Receivables Sale and Contribution Agreement
Receivables Purchase and Servicing Agreement
Employment Agreement
Change of Control Agreement
Management Incentive Plan
Description of Director's Deferred Compensation Plan
Subsidiaries
Consent
Certification of Chairman and CEO
Certification of VP and CFO
Certification of Chairman and CEO
Certification of VP and CFO

ITEM 1 — Business

A. M. Castle & Co. is a specialty metals and plastics distribution company serving the North American market. The registrant (Company) provides a broad range of product inventories as well as processing services to a wide array of customers.

     The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different markets are served with different products and, therefore these businesses are considered segments according to Statement on Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information”. In 2004 the Plastics segment accounted for approximately 12 percent of the Company’s revenue. In the last three years, the percentages of total sales of the two segments were approximately as follows:

	2004	2003	2002

Metals	88%	88%	89%

Plastics	12%	12%	11%

	100%	100%	100%

     Within the Metals segment, inventory takes many forms including round, hexagon, square and flat bars; plates; tubing; and sheet and coil. Metal products include carbon, alloy and stainless steels; nickel alloys; and aluminum.

     Depending on the size of the facility and the nature of the markets it serves, the Metals segment service centers are equipped as needed with Bar Saws, Plate Saws, Oxygen and Plasma Arc Flame Cutting Machinery, Water-Jet Cutting, Stress Relieving and Annealing Furnaces, Surface Grinding Equipment and Sheet Shearing Equipment. This segment also performs specialized fabrications for customers through pre-qualified subcontractors.

     The Company’s market strategies focus on the more highly engineered grades and alloys of metals, supported by a strong service commitment to meeting the needs of users of those metals.

     The Company has its main office, and largest metals distribution center, in Franklin Park, Illinois. This center serves metropolitan Chicago and, approximately, a nine-state area. In addition, there are distribution centers in various other cities (see Item 2). The Chicago, Los Angeles and Cleveland distribution centers together account for approximately 36% of all metal sales.

     In North America, the Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States, Canada and Mexico. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metal use industries. The Company’s customer base is well diversified across differing industries with no single customer accounting for more than 3% of sales. The Company’s coast-to-coast network of metals service centers provides next day delivery to most of the markets it serves, and two-day delivery to virtually all of the rest. Listed below are the operating subsidiaries and divisions included in the Company’s Metals segment, along with a brief summary of their business activities.

     Keystone Tube Company, LLC is a distributor of tubular products serving Midwest customers directly from its Chicago area facility. Oliver Steel Plate Company processes and distributes heavy steel plate from its Cleveland area plant. The Company’s value-added bar processing center, H-A Industries, thermally processes, turns and straightens alloy and carbon bar.

     On January 1, 2004 the Company purchased the remaining 50% interest in Castle de Mexico, S.A. de C.V. from its joint venture partner. Castle de Mexico, S.A. de C.V. targets a wide range of businesses within the producer durable goods sector, primarily serving the northern Mexico market. As a wholly owned entity, the operations and reported results of Castle de Mexico, S.A. de C.V. are included in the Company’s Metals segment reporting beginning in 2004.

     In 1998, the Company formed Metal Express, a small order distribution company in which it previously had a 60% interest. On May 1, 2002 the Company purchased the remaining interest in Metal Express from its joint venture partner. The Company also holds a 50% joint venture interest in Kreher Steel Co., a Midwest distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, SBQ and stainless bars.

     The Plastics segment includes Total Plastics, Inc. (TPI) headquartered in Michigan which up until 2004, included two majority owned joint ventures, Advanced Fabricating Technology and Paramont

Machine Company. Paramont became a wholly owned subsidiary of TPI during 2004 through the purchase of the remaining joint venture partner’s interest. TPI has locations throughout the U.S. (see Item 2) where it services a wide variety of users of industrial plastics.

     In general, the Company purchases metals and plastics from many producers. Satisfactory alternative sources are available for all metals and plastics that the Company buys and its business would not be materially adversely affected by the loss of any one supplier. Purchases are made in large lots and held in the distribution centers until sold, usually in smaller quantities and many times with some processing value added services performed. The Company’s ability to provide quick delivery, frequently overnight, of a wide variety of metal and plastic products and processing capabilities allows customers to reduce their inventory investment by reducing their need to order the large quantities required by producing mills or perform additional material processing services.

     Approximately 86% of 2004 net sales included materials shipped from Company stock. The materials required to fill the balance of sales were obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.

     The Company encounters strong competition both from other metals and plastics distributors and from large distribution organizations, some of which have substantially greater resources.

     At December 31, 2004 the Company had 1,533 full-time employees in its operations throughout the United States, Canada and Mexico. Of these 287 are represented by collective bargaining units, principally the United Steelworkers of America.

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

ITEM 2 — Properties

The Company’s principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are well maintained and in good operating condition and sufficient for the current level of activities. Distribution centers and sales offices are maintained at each of the following locations, all of which are owned, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet
Castle Metals
Charlotte, North Carolina	116,500
Chicago area - Franklin Park, Illinois	522,600
Cleveland area - Bedford Heights, Ohio	374,400
Dallas, Texas	78,000
Edmonton, Alberta	38,300	(1)
Fairfield, Ohio	186,000	(1)
Houston, Texas	109,100
Kansas City, Missouri	118,000	(1)
Kent, Washington	31,100	(1)
Los Angeles area - Paramount, California	155,500	(1)
Montreal, Quebec	26,100	(1)
Minneapolis, Minnesota	65,200
Philadelphia, Pennsylvania	71,600
Stockton, California	60,000	(1)
Mississauga, Ontario	60,000	(1)

	Approximate
	Floor Area in
Locations	Square Feet
Wichita, Kansas	58,800	(1)
Winnipeg, Manitoba	50,000
Worcester, Massachusetts	56,000
Sales Offices (Leased)
Atlanta, Georgia
Cincinnati, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Tulsa, Oklahoma
Castle de Mexico
Monterrey, Mexico	55,000	(1)
H-A Industries
Hammond, Indiana	243,000	(1)
Keystone Tube Company LLC
Riverdale, Illinois	115,000	(1)
Oliver Steel Plate Company
Twinsburg, Ohio	120,000	(1)
Metal Express, LLC
Waukesha, Wisconsin	14,000	(1)
Other Locations (14)	77,000	(1)

Total Metals Segment	2,801,200

Total Plastics, Inc.
Baltimore, Maryland	24,000	(1)
Cleveland, Ohio	8,600	(1)
Detroit, Michigan	22,000	(1)
Elk Grove Village, Illinois	24,000	(1)
Fort Wayne, Indiana	9,600	(1)
Grand Rapids, Michigan	42,500
Harrisburg, Pennsylvania	13,900	(1)
Indianapolis, Indiana	9,000	(1)
Kalamazoo, Michigan	81,000	(1)
Mt. Vernon, New York	17,700	(1)
New Philadelphia, Ohio	10,700	(1)
Pittsburgh, Pennsylvania	8,500	(1)
Rockford, Michigan	53,600	(1)
Tampa, Florida	17,700	(1)
Trenton, New Jersey	6,000	(1)

Total Plastics Segment	348,800

GRAND TOTAL	3,150,000

(1)	Leased: See Note 3 in the Consolidated Notes to Financial Statements for information regarding lease agreements.

ITEM 3 — Legal Proceedings

There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

ITEM 4 — Submission of Matters to a Vote of Security Holders

No items were submitted to vote of security holders during the fourth quarter of fiscal 2004.

_________________________________________________________________________________________________________________________________________

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchase of Equity Securities

A. M. Castle & Co.’s Common Stock trades on the American and Chicago Stock Exchanges under the ticker symbol “CAS”. As of March 4, 2005 there were approximately 1,412 shareholders of record and an estimated 1,812 beneficial shareholders. The Company has paid no dividends in the past two years.

     The following table sets forth for the periods indicated the range of the high and low stock price:

	—STOCK PRICE RANGE—
	2004		2003
	Low	High	Low	High

First Quarter	$6.63	$9.21	$3.95	$5.19

Second Quarter	$7.35	$11.00	$4.39	$6.55

Third Quarter	$8.60	$11.81	$4.39	$6.80

Fourth Quarter	$10.25	$13.90	$4.40	$7.45

ITEM 6 — Selected Financial Data

(dollars in millions, except share data)	2004	2003	2002	2001	2000

Net sales	$761.0	$543.0	$538.1	$593.3	$725.5
Cost of material sold	(543.4)	(384.4)	(378.0)	(417.1)	(508.6)
Special charges	—	(1.6)	—	—	(2.0)

Gross material margin	217.6	157.0	160.1	176.2	214.9

Plant and delivery expense	(95.2)	(87.1)	(87.9)	(97.5)	(113.5)
Sales, general and administrative expense	(80.0)	(68.3)	(67.7)	(66.8)	(77.3)
Depreciation and amortization expense	(8.8)	(8.8)	(8.9)	(9.0)	(9.2)
Impairment and other operating expenses	—	(6.5)	—	—	(6.5)

Total other operating expense	(184.0)	(170.7)	(164.5)	(173.3)	(206.5)

Operating income (loss)	33.6	(13.7)	(4.4)	2.9	8.4
Interest expense, net	(9.0)	(9.7)	(7.5)	(9.4)	(10.0)
Discount on sale of accounts receivable	(1.0)	(1.1)	(3.4)	(1.3)	—

Income (loss) from continuing operations before income taxes and equity in unconsolidated subsidiaries	23.6	(24.5)	(15.3)	(7.8)	(1.6)
Income taxes	9.9	(8.7)	(5.7)	(2.8)	(0.5)

Net income (loss) before equity in unconsolidated subsidiaries and before discontinued operations	13.7	(15.8)	(9.6)	(5.0)	(1.1)
Equity in earnings (loss) of joint ventures, net of tax	3.2	0.1	0.3	(0.4)	(0.2)
Impairment to joint venture investment and advances net of tax	—	(2.1)	—	—	—

Net income (loss) before discontinued operations	16.9	(17.8)	(9.3)	(5.4)	(1.3)
Discontinued operations	—	(0.2)	(0.8)	0.3	(0.4)

Net income (loss)	16.9	(18.0)	(10.1)	(5.1)	(1.7)
Preferred dividends	(1.0)	(1.0)	(0.1)	—	—

Net income (loss) applicable to common stock	$15.9	$(19.0)	$(10.2)	$(5.1)	$(1.7)

Average shares outstanding at year-end (in thousands)	15,795	15,780	14,916	14,094	14,054
Net income (loss) per share from continuing operations	$1.01	$(1.19)	$(0.63)	$(0.38)	$(0.10)
Net income (loss) per share from discontinued operations	—	$(0.01)	$(0.05)	$0.02	$(0.02)
Net income (loss) per share from continuing and discontinued operations	$1.01	$(1.20)	$(0.68)	$(0.36)	$(0.12)
Cash dividends per share	—	—	—	$0.50	$0.78
Book value per share	$8.25	$7.20	$8.78	$8.32	$9.20

Total assets	$383.0	$338.9	$352.6	$327.4	$418.9
Total debt	$101.4	$108.3	$112.3	$119.9	$164.6
Stockholders’ equity	$130.2	$113.7	$130.9	$117.2	$129.2

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.

Executive Overview

Recent History and Trends

A. M. Castle & Co. (the “Company”) operating results in 2004 reflect a solid recovery in the manufacturing sector of the U.S. economy from both a volume and material price standpoint. The Company’s Metals segment showed the most dramatic year-over-year changes in market dynamics. Total metal tons sold increased nearly 12% versus last year and material prices rose 21% on average compared to the corresponding 2003 twelve-month period. Metal material price acceleration was in the high single digits during the first quarter of 2004. During the second quarter, prices continued to accelerate while demand across a wide cross-section of our end-use customer markets remained very strong. By year-end, metal material prices were approximately 40% higher than the end of 2003. Solid recoveries in both domestic and global markets have increased the demand for steel, leading to shortages in raw materials such as scrap, iron ore and coke. These supply constraints served to fuel the acceleration of metal prices throughout 2004.

     The Company’s Plastics segment also enjoyed double-digit real growth. In contrast to the steep price increases in steel, plastic material prices rose at a more moderate rate and largely did not take effect until the latter half of 2004. Management estimates the plastics price increase to be approximately 3% for the year. Most of the sales growth reported in the plastics segment was due to the planned geographic expansion of the segment into the Southeast portion of the U.S., which the Company embarked upon in 2003.

     The favorable market conditions of 2004 were in direct contrast to those the Company experienced in recent years. Results from 2001 through most of 2003 reflect the impact of a prolonged downturn in the durable goods manufacturing sector of the economy that began in the second half of 2000. Evidence of the market depression, along with the 2004 recovery, can be found in a review of the history of the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers (see Table 1 directly below). Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. The following table shows what the average PMI has been for each quarter during those years.

Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2000	55.8	53.1	50.7	47.0
2001	41.7	43.0	46.7	44.2
2002	52.4	55.0	51.1	50.9
2003	49.7	48.9	54.1	60.6
2004	62.5	62.1	59.8	57.5

     The index shows declining activity to flat growth in the manufacturing sector of the economy since the third quarter of 2000, that generally continued until the final quarter of 2003. In early 2002, the index indicated some growth but it was not sustained. In contrast, the index for every quarter of 2004 was greater than 50.0 reflecting growth.

Management Initiatives

Key to the Company’s operating success in 2004 was management’s restructuring of the Company’s cost base during the 2002 through 2003 economic downturn. Reacting to the lengthy market downturn during the past few years, management implemented a series of initiatives in its Metals segment to increase operating margins and improve asset management. As a result, over time, the Company lowered its consolidated breakeven sales level by reducing operating expense in its Metals segment while increasing worker productivity.

     Throughout 2001, 2002 and 2003, the Company aggressively pursued permanent cost saving initiatives, which included exiting non-strategic and/or non-performing business’s units and flattening its overall organization, eliminating areas of redundant effort and related costs. The combination of volume reductions, productivity improvements and cost savings reduced quarterly operating expenses as shown in Table 2 (dollars in millions).

Table 2

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

The full annual impact of the savings resulting from the cost reduction actions taken in the middle to latter half of 2003 were fully realized in 2004. Table 3 compares 2004 and 2003 operating expense as a percent of sales by quarter.

Table 3

Operating Expense (% of Sales)	Year	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total

	2003*	30.1	31.5	29.7	29.6	30.3
	2004*	25.8	23.9	23.2	24.0	24.2

*Excludes 2003 impairment charges

To further illustrate, incremental operating expense for the Company of $13.2 million was 6.1% of the $218.0 million year-over-year sales increase. The Company was well poised to leverage its earnings potential during the 2004 economic recovery.

     Since 2000, the Company has also improved its inventory turnover and purposely sold unused facility space in select operations as part of its 2003 restructuring initiatives. The cash generated from these actions, along with the sale of certain non-performing business units in 2003 and strong operating results in 2004, allowed the Company to reduce its total debt and other financing arrangements (including its accounts receivable securitization facility) by $46.7 million through the end of 2004 as illustrated in Table 4 (dollars in millions).

Table 4

December 31,	2000	2001	2002	2003	2004

Long-Term Debt	$164.6	$119.9	$112.3	$108.3	$101.4

Receivable Securitization	—	40.0	25.9	13.0	16.5

Total Financing Arrangements	$164.6	$159.9	$138.2	$121.3	$117.9

Increase/(Decrease)	—	$(4.7)	$(21.7)	$(16.9)	$(3.4)

In summary, the Company’s performance was fueled in 2004 by a turnaround in overall market conditions, including an enhanced metal pricing environment. Management’s cost and productivity initiatives during the recent difficult years positioned the Company to take full advantage of the improved market dynamics in 2004 and generate substantial shareholder returns while continuing to de-leverage the balance sheet.

Current Business Outlook

Year-end 2004 favorable PMI index is an indicator that demand for the Company’s products and services should continue at their current high levels in at least the short-term. Additionally, the steady decline in the dollar could lead to an increase in U.S. manufacturing goods exporting and likewise serve to hold down the rate of increase in imports of like products. At the end of 2004, raw material shortages used in the production of metal were still prevalent, thereby keeping prices for metal products at high levels. As mentioned previously, some price inflation has started in plastic materials as well. Generally speaking, current business conditions are favorable.

Risk Factors

As part of its current financing agreements with its various lenders, the Company has specific principal payments required over the next few years as summarized below in Table 6 (dollars in millions):

Table 6

	2005	2006	2007	2008	2008 and
					Beyond

Required Principal Payments on Debt	$11.6	$16.4	$16.4	$19.3	$37.7

In addition, the Company’s principal source of cash besides cash from operating results is its Accounts Receivable Securitization Agreement (herein referred to as “Financing Agreement”), which expires in December 2005. It is management’s intent to replace this facility with a revolving credit line or some similar type of debt financing during 2005, but there can be no certainty of success.

     Despite the recent improved recovery within the manufacturing sector of the U.S. economy, there can be no guarantee as to its magnitude or duration. Additionally, the Company’s ability to timely pass-through supplier-driven material cost increases to its customer base is also critical to meeting required debt service requirements and remaining in compliance with its debt covenants. Should the economic and market recovery turn out to be short term in length, management could pursue further options to ensure it generates enough cash to facilitate the required payments of principal as outlined in its agreements with its primary lenders. These options could include, but not necessarily be limited to, further operating cost reductions and organizational restructuring, further working capital improvements, deferral of non-critical capital projects, sale of assets or business units, refinancing of the Company through additional equity or debt, or renegotiating existing long-term loans outstanding. Management cannot guarantee that any of these options will be available if needed. None of these options are under consideration at this time, other than the ongoing analysis and review of operating expense and levels of working capital required in the business and the aforementioned replacement of the expiring Accounts Receivable Securitization financing.

     All current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements, to fund its ongoing capital expenditure program and to meet its debt obligations. Management also believes improved results stemming from current favorable business conditions has placed the Company in a position to successfully refinance its Financing Agreement expiring in December 2005.

Results of Operations: Year-to-Year Comparisons and Commentary

The following financial comparisons include certain significant changes in the Company’s structure or business that are considered to be important to the reader’s general understanding when viewing results of operations for the years presented.

     On May 1, 2002 the Company acquired its joint venture partner’s remaining interest in Metal Express. The results of this entity, a wholly owned subsidiary, have been consolidated into Castle’s financial statements as of the date of acquisition.

     In the second quarter of 2003, the Company initiated a major restructuring program that included the sale or closing of several under-performing and cash consuming business units. Management believes that restructuring has better postured the Company to participate in the current economic recovery by shedding business units that have in past years either produced operating losses, consumed disproportionate amounts of cash, or both, and were not strategic fits with the Company’s core business. In the fourth quarter of 2003, the Company incurred additional non-recurring charges associated with equipment lease buyout provisions for assets included in the sale of a non-strategic business unit and for the negotiated early property lease buyout and related write-off of leasehold improvements of a vacated facility.

     Total restructuring related charges for 2003 were $11.5 million on a pre-tax basis. The following table summarizes the charges by category. Further details on these charges can be found in Footnote 8.

Summary of 2003 Special Charges
(Dollars in millions)

	Impairment
		Long-	Joint	Lease		Total
		Lived	Venture	Termination		Special
	Inventory	Assets	Investment	Costs	Other	Charges

Close KSI, LLC	$0.8	$3.1	$—	$0.6	$0.8	$5.3

Sell Keystone Honing	0.8	0.8	—	—	—	1.6

Sell Equity Interest in Laser Precision	—	—	3.3	—	—	3.3

Sell Equity Interest in Energy Alloys	—	—	0.2	—	—	0.2

Other Asset Impairments and Lease Terminations	—	0.6	—	0.5	—	1.1

Total	$1.6	$4.5	$3.5	$1.1	$0.8	$11.5

Effective January 1, 2004 the Company purchased the remaining joint venture partner’s interest in Castle de Mexico, S.A. de C.V. The results of this entity have been consolidated in the Company’s financial statements as of the effective date of the acquisition.

     On March 31, 2004 Total Plastics Inc. (TPI), the Company’s subsidiary comprising its plastics segment (TPI) purchased the remaining 40% interest in its Paramont Machine Company subsidiary. The results of this wholly owned subsidiary have been consolidated in the Company’s financials statements as of the effective date of the acquisition.

2004 Results Compared to 2003

Consolidated results by business segment are summarized in the following table for years 2004 and 2003. Impairment and other special charges are shown separately for clarification purposes.

Operating Results by Segment (dollars in millions)

	Year Ended December 31,
	2004	2003	Fav/(Unfav)	% Change

Net Sales
Metals	$671.2	$475.3	$195.9	41.2%
Plastics	89.8	67.7	22.1	32.6

Total Net Sales	$761.0	$543.0	$218.0	40.1

Gross Material Margin
Metals	$188.4	$135.2	$53.2	39.3%
% of Metals Sales	28.1%	28.4%	(0.3)%
Metals Special Charges	—	(1.6)	1.6
Plastics	29.1	23.4	5.7	24.3
% of Plastics Sales	32.4%	34.6%	(2.2)%

Total Gross Material Margin	$217.5	$157.0	$60.5	38.5%
% of Total Sales	28.6%	28.9%	(0.3)%

Operating Expense
Metals	$(155.4)	$(141.0)	$(14.4)	(10.2)%
Metals Impairment	—	(6.5)	6.5
Plastics	(23.6)	(20.6)	(3.0)	(14.6)
Other	(4.9)	(2.6)	(2.3)

Total Operating Expense	$(183.9)	$(170.7)	$(13.2)	(7.7)%
% of Total Sales	(24.2)%	(35.9)%	11.7%

Operating Income (Loss)
Metals	$33.0	$(5.8)	$38.8
% of Metals Sales	4.3%	(1.2)%	5.5%
Metals Special Charges and Impairment	—	(8.1)	8.1
Plastics	5.5	2.8	2.7
% of Plastics Sales	6.1%	4.1%	2.0%
Other	(4.9)	(2.6)	(2.3)

Total Operating Income (Loss)	$33.6	$(13.7)	$47.3
% of Total Sales	4.4%	(2.5)%	6.9%

“Other” includes costs of executive and legal departments which are shared by both operating segments of the Company.

Net Sales:

Consolidated net sales for the Company of $761.0 million are up $218.0 million or 40.1% versus last year. Improved market conditions in the manufacturing sector of the U.S. economy and shortages in raw materials used in metal production have fueled sales growth in terms of both price and real volume. Metals segment sales of $671.2 million are up $195.9 million or 41.2% versus 2003. Management estimates that the impact of 2004 material price escalation accounted for approximately two-thirds of the sales increase. The Company’s wholly-owned Mexican subsidiary added $14.6 million of sales in 2004. The balance of the year-over-year sales growth in this segment is due to increased volume driven by healthier market conditions. Plastics segment sales of $89.8 million increased $22.1 million or 32.6% versus prior year. Roughly 3% of this increase is due to material price inflation with the balance of growth resulting from planned geographic expansion the Company initiated in 2003.

Gross Material Margins and Operating Profit (Loss):

On a consolidated basis, gross material margins increased $60.5 million or 38.5% to a level of $217.5 million in 2004. Increased volume and material cost and margin pass-through account for this improvement versus 2003. Within its Metals segment, the Company recorded $1.6 million of impairment related charges in 2003. See Footnote 8 for more details on the nature of these charges. Included in the 2004 margin are charges totaling $5.2 million resulting from company-wide physical inventories conducted in the third and fourth quarter. The Mexican operation contributed $3.2 million of margin in 2004. Total gross material margin within the Metals segment increased by $54.8 million or 41.0% including these factors. The Plastics segment increased gross material margins in 2004 by $5.7 million or 24.3%. Margin as a percent of sales declined during the year in this segment largely due to product and customer mix. Included in the 2004 margin for the Plastics segment are $0.5 million of charges associated with an annual physical inventory conducted in the fourth quarter.

     In 2003, the Company incurred a $13.7 million operating loss on a consolidated basis, including $8.1 million of impairment and other special charges associated with management’s decision to exit certain business units and dispose of certain capital assets. No impairment or special chares were recorded in 2004. The Company recorded a $2.6 million unfavorable net LIFO (last-in, fast-out) charge (LIFO loss less inventory revaluation gain) in 2004, compared to a $2.4 million charge in 2003.

     Consolidated operating expenses increased $13.2 million or 7.7% in 2004 in support of volume growth. Operating expense as a percent of sales declined from 30.2% (excluding impairment charges) in 2003 to 24.2% in 2004. More importantly, the incremental year-over-year increase in operating expense as a percent of incremental sales growth was 6.1%, reflecting the Company’s ability to support significant sales growth with a nominal increase in variable expense. Metals segment operating expense increased $14.4 million (excluding $6.5 million of impairment charges recorded in 2003) or 7.4% of their 41.2% sales increase. Operating expenses in the Plastics segment increased $3.0 million or 14.6% of their 32.6% growth in sales.

     The Company’s “Other” operating segment includes expenses related to executive and legal services that benefited both segments. This expense increased to $4.9 million in 2004 from $2.6 million in 2003. Most of the increase was attributable to management incentives and initial year Sarbanes-Oxley compliance costs.

     Consolidated operating profit earned in 2004 was $33.6 million compared to an operating loss of $13.7 million one year ago.

Other Income and Expense, and Net Results:

The Company’s sole remaining joint venture, Kreher Steel, experienced similar favorable market dynamics as the Company’s own Metals segment throughout the year. In 2004, equity earnings associated with the Company’s 50% interest in this joint venture were $5.2 million. In 2003, the Company recorded a $3.5 million impairment charge associated with certain joint venture investments which management elected to sell or exit (see Footnote 8 for more details). Equity earnings in 2003, excluding the impairment charge were $0.1 million.

     Interest expense decreased $0.7 million to $9.0 million in 2004. This reflected lower long-term debt levels. Due to lower average amounts sold under its Financing Agreement in 2004, the Company recorded a $1.0 million discount on receivables sold versus $1.2 million in 2003.

     Consolidated net income from continuing operations in 2004 was $16.9 million compared to a loss of $17.9 million in 2003. In the fourth quarter of 2003, the Company recorded an additional $0.2 million loss (net of taxes) on the disposal of its United Kingdom subsidiary (sold in May 2002) associated with an outstanding customer product liability claim. This loss is shown in Discontinued Operations in the Company’s comparative Statement of Operations. Preferred dividends in 2004 and 2003 of $1.0 million each year are related to the Company’s November 2002 private placement of cumulative convertible preferred stock with its largest shareholder.

     The Company reported net income of $15.9 million or $1.01 per share (basic) in 2004 versus a net loss of $19.0 million or $1.20 per share in 2003.

2003 Results Compared to 2002

Consolidated results by business segment are summarized in the following table for years 2003 and 2002. Impairment and other special charges are shown separately for clarification purposes.

Operating Results by Segment
(dollars in millions)

	Year Ended December 31,
	2003	2002	Fav/(Unfav)	% Change

Net Sales
Metals	$475.3	$477.7	$(2.4)	(0.5)%
Plastics	67.7	60.4	7.3	12.1

Total Net Sales	$543.0	$538.1	$4.9	0.9%
Gross Material Margin
Metals	$135.2	$138.9	$(3.7)	(2.7)%
% of Metals Sales	28.4%	29.1%	(0.7)%
Metals Special Charges	(1.6)	—	(1.6)
Plastics	23.4	21.2	2.2	10.4
% of Plastics Sales	34.6%	35.1%	(0.5)%

Total Gross Material Margin	$157.0	$160.1	$(3.1)	(1.9)%
% of Total Sales	28.9%	29.8%	(0.8)%

Operating Expense
Metals	$(141.0)	$(142.8)	$1.8	1.3%
Metals Impairment	(6.5)	—	(6.5)	—
Plastics	(20.6)	(18.8)	(1.8)	(9.6)
Other	(2.6)	(2.9)	0.3	10.3

Total Operating Expense	$(170.7)	$(164.5)	$(6.2)	(3.8)%
% of Total Sales	(35.9)%	(30.6)%	(0.9)%

Operating Income (Loss)
Metals	$(5.8)	$(3.9)	$(1.9)
% of Metals Sales	(1.2)%	(0.8)%	(0.4)%
Metals Special Charges and Impairment	(8.1)	—	(8.1)

Plastics	2.8	2.4	0.4
% of Plastics Sales	4.1%	4.0%	8.3%
Other	(2.6)	(2.9)	0.3

Total Operating Loss	$(13.7)	$(4.4)	$(9.3)
% of Total Sales	(2.5)%	(0.8)%	(1.7)%

“Other” includes costs of executive and legal departments which are shared by both operating segments of the Company.

Net Sales:

Consolidated net sales in 2003 of $543.0 million were $4.9 million, or 0.9%, ahead of the prior year. Most of this year-to-year increase was realized in the fourth quarter during which consolidated sales were up $8.2 million, or 6.6%, versus the corresponding quarter of 2002. This reflected improving market activity at the time, principally in the Metals segment, as the manufacturing sector of the U.S. economy was showing signs of sustained recovery from its prior three-year lull. Metals segment net sales of $475.3 million (approximately 87.5% of consolidated sales) for the year were slightly down versus 2002. Most of this decline was due to the Company’s decision to exit certain non-performing business units in 2003. Plastics segment sales of $67.7 million (approximately 12.5% of consolidated sales) were up $7.3 million, or 12.1%, over 2002, due in part to the Company expanding operations into New York and Florida.

Gross Material Margins and Operating Profit (Loss):

Consolidated gross material margin of $157.0 million, including special charges of $1.6 million, was $3.1 million lower in 2003 than the previous year. The year-to-year decline in the Metals segment was due primarily to product mix and competitive pricing. The Plastics segment margins remained strong and ahead of 2002 on higher sales volume.

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

     The Company’s “Other” operating segment includes expenses related to executive and legal services that benefited both segments. This expense decreased to $2.6 million in 2003 from $2.9 million in 2002.

Other Income and Expense, and Net Results:

The Company recorded a $3.5 million impairment charge in 2003 associated with certain joint venture investments which management elected to sell or exit (see Footnote 8 for more details).

     Interest expense increased $2.2 million to $9.7 million in 2003. This reflected the higher interest rates agreed to as part of the Company renegotiating its lending agreements in late 2002. The revised lending agreements allowed for more flexibility within the financial covenants that the Company needed in order to restructure its operating base and exit non-strategic or non-performing business units. Due to lower amounts sold under its Accounts Receivable Securitization Facility in 2003, the Company recorded a $1.2 million discount on receivables sold versus $3.4 million in 2002.

     Consolidated net loss from continuing operations was $17.9 million in 2003 versus a loss of $9.3 million in the previous year. In the fourth quarter of 2003, the Company recorded an additional $0.2 million loss (net of taxes) on the disposal of its United Kingdom subsidiary (sold in May 2002) associated with an outstanding customer product liability claim. This loss is shown in Discontinued Operations in the Company’s Statement of Operations. Preferred dividends in 2003 of $1.0 million reflected a full year of dividends associated with the November 2002 private placement of cumulative convertible preferred stock by the Company’s largest shareholder.

     The Company reported a net loss of $19.0 million or $1.20 per share in 2003 versus a net loss of $10.2 million, or $0.68 per share in 2002.

Recent Accounting Pronouncements:

A description of recent accounting pronouncements is included in Footnote 1 “Notes to Consolidated Financial Statements” under the caption “New Accounting Standards”.

Critical Accounting Policies:

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

Goodwill Impairment – The carrying value of Goodwill is evaluated annually during the first quarter of each fiscal year or when certain events (e.g. the potential sale of an entity) occur which require a more current valuation. The valuation is based on the comparison of an entity’s discounted cash flow (equity valuation) to its carrying value. If the carrying value exceeds the equity valuation the Goodwill is impaired appropriately. The equity valuation is based on historical data and management assumptions of future cash flow. Since the assumptions are forward looking, actual results could differ materially from those used in the valuation process.

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

Capital Expenditures:

Capital expenditures for 2004 totalled $5.3 million as compared to $5.1 million in 2003. Major expenditures included the replacement and upgrading of machinery and equipment, and enhancements to information processing systems. It is anticipated that capital expenditures will be approximately $6.0 - $7.0 million in 2005, mainly in the area of customary repair and replacement of existing machinery and equipment and a planned increased investment in upgrading or replacing certain of the Company’s existing business systems.

     Capital expenditures for 2003 totalled $5.1 million as compared to $1.4 million in 2002. Major expenditures included replacement of machinery and equipment, increased processing capabilities and enhancements to a warehouse management system. During 2002, the Company sold and leased back approximately $2.0 million of fixed assets respectively, which added to cash flow and minimized other financing requirements. The leaseback transactions are recorded as operating leases and therefore are not reflected as debt on the accompanying Consolidated Financial Statements.

Liquidity and Capital Resources:

The Company’s 2004 operating results reflect significantly improved economic conditions within its primary customer markets. In 2003, management initiated several actions that served to generate cash, which in turn, reduced the Company’s debt load and restructured its base operating costs, better positioning itself to favorably leverage 2004 and future years incremental sales. Many of the actions initiated resulted in charges that were taken against 2003 earnings in the form of impairment or other special charges ($11.5 million recorded in 2003).

     Additionally, in the last four years, the Company aggressively lowered its investment in inventory and sold unused facility space in select operations. The cash generated from these actions along with the previously mentioned sale of certain non-performing business units, allowed the Company to reduce its total debt and other financing arrangements (including its Financing Agreement) by $46.7 million since the end of 2000 as well as fund its ongoing operations.

     The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company utilizes an Financing Agreement (see Footnote 9 for more details) as its primary external funding source for working capital needs.

     Cash flow from operating activities in 2004 was a positive $13.6 million. This included a $3.5 million increase in accounts receivable sold under the Company’s Financing Agreement due to additional funding requirements for operations. Excluding the impact of reduced receivables sold under the Company’s Financing Agreement, cash flow from operations was a positive $12.3 million.

     Working capital, excluding the current portion of long-term debt, of $106.8 million is up $15.5 million, or 16.6%, since the start of 2004. Average inventory levels declined mid-year largely due to tightening metal supply and related extended mill delivery lead times. During the fourth quarter, the Company’s supplier base was beginning to make progress on shortening delivery lead times, resulting in rising stock levels at year-end. The higher inventory levels at the end of 2004 will support the Company’s historically seasonally stronger first and second quarter sales activity in 2005. Days sales in inventory (DSI) declined to 120 days on average in 2004 from 153 days one year ago. Gross trade receivables (prior to the impact of receivables sold under the Financing Agreement) increased $29.6 million through December 31, 2004 largely due to higher material pricing and volume growth. The days sales outstanding (DSO) at year-end 2004 were 45.8 days, an improvement versus 48.0 days in 2003.

     At December 31, 2004, $16.5 million of receivables were sold or utilized under the Financing Agreement (versus $13.0 million at December 31, 2003). Available funds remaining under this facility were $27.1 million at year-end 2004.

     The Company paid $6.3 million in 2004 for tax payments pertaining primarily to estimated federal and state income tax obligations. The Company also paid $8.9 million on interest or other debt related obligations due.

     As of December 31, 2004, the Company remains in compliance with the covenants of its Financial Agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

		Actual
	Required	12/31/04

Debt-to-Capital Ratio	< 0.55	0.37
Working Capital-to-Debt Ratio	>1.00	1.74
Minimum Equity Value	$106.8 Million	$130.3 Million

     All current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories), to fund its ongoing capital expenditure programs and meet its debt obligations.

Cash Commitments:

The following is a schedule of cash commitments for long-term debt and non-cancelable lease payments:

Payments Due In	Debt	Leases	Total

2005	$11,607	$12,305	$23,912
2006	16,390	11,803	28,193
2007	16,390	10,038	26,428
2008	19,304	8,969	28,273
2009	16,600	6,993	23,593
Later Years	21,088	13,763	34,851

Total	$101,379	$63,871	$165,250

ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various rate and metal price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings and the Financing Agreement. Market risk arises from changes in variable interest rates. An increase of 1% in interest rates on the variable rate indebtedness and Financing Agreement would increase the Company’s annual interest expense and discount on sale of accounts receivable by approximately $0.1 million. The Company’s raw material costs are comprised primarily of highly engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of goods sold than in its selling prices.

Commitments and Contingencies:

The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s in-house counsel, based on current knowledge, that no uninsured liability will result from the outcome of the litigation, that would have material adverse effect on the consolidated financial position to the Company.

Equity Plan Disclosures:

The following table includes information regarding the Company’s equity compensation plans:

	(a)	(b)	(c)
Number of securities remaining available
	Number of		for future
	securities to be		issuances under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
Equity compensation plans approved by security holders	1,881.019	$9.10	1,650,512
Equity compensation plans not approved by security holders	—	—	—

Total	1,881,019	$9.10	1,646,136

ITEM 8 — Financial Statements and Supplementary Data

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002

Net sales	$760,997	$543,031	$538,143
Cost of material sold	(543,426)	(384,459)	(377,997)
Special charges (Note 8)	—	(1,624)	—

Gross material margin	217,571	156,948	160,146
Plant and delivery expense	(95,229)	(87,055)	(87,902)
Sales, general, and administrative expense	(79,986)	(68,339)	(67,720)
Depreciation and amortization expense	(8,751)	(8,839)	(8,895)
Impairment and other operating expenses (Note 8)	—	(6,456)	—

Total other operating expense	(183,966)	(170,689)	(164,517)
Operating income (loss)	33,605	(13,741)	(4,371)
Interest expense, net (Note 10)	(8,968)	(9,709)	(7,459)
Discount on sale of accounts receivable (Note 9)	(969)	(1,157)	(3,429)

Income (loss) from continuing operations before income taxes and unconsolidated subsidiaries	23,668	(24,607)	(15,259)

Income taxes (Note 6):
Federal - current	(920)	2,243	10,646
- deferred	(6,913)	6,224	(5,878)
State - current	(1,256)	478	(637)
- deferred	(855)	(204)	1,587

	(9,944)	8,741	5,718

Net income (loss) before equity in unconsolidated subsidiaries and before discontinued operations	13,724	(15,866)	(9,541)

Equity earnings of joint ventures, net of tax	3,153	83	268
Impairment to joint venture investment and advances, net of taxes (Note 8)	—	(2,094)	—

Net income (loss) before discontinued operations	16,877	(17,877)	(9,273)

Discontinued operations (Note 7):
Loss from discontinued operations; net of income tax (benefit) of ($40) and $187	—	—	(26)
Loss on disposal of subsidiary, net of income (benefit) of ($115) and ($188)	—	(172)	(752)

Net income (loss)	$16,877	$(18,049)	$(10,051)
Preferred dividends	(957)	(961)	(103)

Net income (loss) applicable to common stock	$15,920	$(19,010)	$(10,154)

Basic earnings (loss) per share
Net income (loss) before discontinued operations	$1.01	$(1.19)	$(0.63)
Discontinued operations	—	(0.01)	(0.05)

	$1.01	$(1.20)	$(0.68)

Diluted earnings (loss) per share
Net income (loss) before discontinued operations	$1.01	$(1.19)	$(0.63)
Discontinued operations	—	(0.01)	(0.05)

	$1.01	$(1.20)	$(0.68)

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002

Assets
Current assets
Cash and equivalents (Note 1)	$3,106	$2,455	$918
Accounts receivable, less allowances of $1,760 in 2004, $526 in 2003, and $693 in 2002(Note 9)	80,323	54,232	34,273
Inventories (principally on last-in first-out basis) (latest cost higher by approximately $92,500 in 2004, $42,800 in 2003 and $39,000 in 2002 (Note 1)	135,588	117,270	131,704
Income tax receivable (Note 6)	169	660	9,897
Advances to joint ventures and other current assets	7,325	7,184	7,930
Assets held for sale	995	1,067	—

Total current assets	227,506	182,868	184,722
Investment in joint ventures (Note 5)	8,463	5,492	7,278
Goodwill (Note 1)	32,201	31,643	31,947
Pension asset (Note 4)	42,262	42,075	40,359
Advances to joint ventures and other assets	7,586	8,688	6,754
Property, plant and equipment, at cost (Notes 1 and 5)
Land	4,771	4,767	6,025
Building	45,514	45,346	53,322
Machinery and equipment	124,641	118,447	125,376

	174,926	168,560	184,723
Less - accumulated depreciation	(109,928)	(100,386)	(103,188)

	64,998	68,174	81,535

Total assets	$383,016	$338,940	$352,595

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$93,342	$67,601	$64,192
Accrued payroll and employee benefits (Note 4)	15,215	10,809	10,101
Accrued liabilities	7,801	8,336	5,991
Current and deferred income taxes (Note 6)	4,349	4,852	4,351
Current portion of long-term debt (Note 10)	11,607	8,248	3,546

Total current liabilities	132,314	99,846	88,181
Long-term debt, less current portion (Note 10)	89,771	100,034	108,801
Deferred income taxes (Note 6)	19,668	13,963	21,101
Deferred gain on sale of assets	6,465	7,304	—
Minority interest	1,644	1,456	1,352
Post retirement benefits obligations (Note 4)	2,905	2,683	2,236
Commitments and contingencies	—	—	—
Stockholders’ equity (Notes 11 and 12)
Preferred stock, no par value - 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239	11,239
Common stock, $0.01 par value - authorized 30,000,000 shares; issued and outstanding 15,806,366 in 2004, 15,796,439 in 2003, 15,799,126 in 2002	159	159	158
Additional paid in capital	35,082	35,009	35,017
Earnings reinvested in the business	82,400	66,480	85,490
Accumulated other comprehensive income (loss)	1,616	1,042	(555)
Other - deferred compensation	(2)	(30)	(195)
Treasury stock, at cost - 62,065 shares in 2004, 43,686 shares in 2003 and 41,001 shares in 2002	(245)	(245)	(230)

Total stockholders’ equity	130,249	113,654	130,924

Total liabilities and stockholders’ equity	$383,016	$338,940	$352,595

     The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flow

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$16,877	$(18,049)	$(10,051)
Net loss from discontinued operations	—	172	778
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,751	8,839	8,895
Amortization of deferred gain	(839)	(593)	—
Loss (gain) on sale of facilities/equipment	701	376	(624)
Equity in (earnings) loss from joint ventures	(5,199)	(137)	(446)
Deferred tax provision	7,768	(6,020)	4,291
Increase in pension and other assets	(741)	(2,944)	(5,597)
Non-cash pension expense (income)	421	(1,953)	(2,988)
Increase in post-retirement benefit obligations and other	249	606	444
Increase in minority interest	188	104	116
Asset and joint venture impairment	—	11,333	—
Sale of accounts receivable, net	3,500	(12,866)	(14,134)
Increase (decrease) from changes in:
Accounts receivable	(27,626)	(5,961)	4,545
Inventories	(15,668)	14,328	7,765
Other current assets	(350)	9,930	(6,443)
Accounts payable	24,351	2,543	7,454
Accrued payroll and employee benefits	4,363	708	40
Income tax payable	(2,073)	(716)	1,489
Accrued liabilities	(1,053)	(758)	60

Net cash from operating activities — continuing operations	13,621	(1,059)	(4,406)
Net cash from operating activities — discontinued operations	—	—	(1,194)

	13,621	(1,059)	(5,600)

Cash flows from investing activities:
Investments and acquisitions	(1,744)	—	(842)
Proceeds from disposition of subsidiary	—	—	2,486
Advances to and investments in joint ventures	2,228	(289)	(1,882)
Proceeds from sale of facilities/equipment	—	14,002	2,844
Capital expenditures	(5,318)	(5,145)	(1,446)

Net cash from investing activities — continuing operations	(4,834)	8,568	1,160
Net cash from investing activities — discontinued operations	—	—	98

	(4,834)	8,568	1,258

Cash flows from financing activities
Proceeds for issuance of long-term debt	—	1,455	—
Repayment of long-term debt	(7,452)	(6,637)	(8,166)
Preferred stock dividend	(957)	(961)	(103)
Proceeds from preferred stock	—	—	11,239
Other	—	—	(502)

Net cash from financing activities — continuing operations	(8,409)	(6,143)	2,468
Net cash from financing activities — discontinued operations	—	—	937

	(8,409)	(6,143)	3,405

Effect of exchange rate changes on cash	273	171	54

Net increase (decrease) in cash	651	1,537	(883)
Cash — beginning of year	2,455	918	1,801

Cash — end of year	$3,106	$2,455	$918

The accompanying notes to consolidated financial statements are an integral part of these statements.

Supplemental Disclosure of
Consolidated Cash Flow Statements

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002

Supplemental disclosures of cash flow information
Cash paid (received) during the year for—
Interest	$8,910	$9,740	$7,399
Income taxes	$6,331	$(12,653)	$(6,320)

Consolidated Statements of Stockholders’ Equity

				Capital
				Received			Accumulated
				in Excess			Other
	Preferred	Common	Treasury	of Par	Retained	Deferred	Comprehensive
	Stock	Stock	Stock	Value	Earnings	Compensation	Loss	Total

Balance at January 1, 2002	$—	$142	$(4,159)	$27,483	$95,644	$(401)	$(1,475)	$117,234

Comprehensive Loss:
Net loss					(10,051)			(10,051)
Foreign currency translation							621	621
Pension liability adjustment (net of income tax of $199)							299	299

Total comprehensive loss								(9,430)
Stock issuances	11,239							11,239
Preferred Dividends					(103)			(103)
Contribution to pension plan		16	3,839	7,485				11,340
Other			90	49		206		345

Balance at December 31, 2002	11,239	158	(230)	35,017	85,490	(195)	(555)	130,924

Comprehensive Loss:
Net loss					(18,049)			(18,049)
Foreign currency translation							1,691	1,691
Pension liability adjustment (net of income tax of $63)							(94)	(94)

Total comprehensive loss								(16,358)
Preferred Dividends					(961)			(961)
Other		1	(15)	(8)		165		143

Balance at December 31, 2003	11,239	159	(245)	35,009	66,480	(30)	1,042	113,654

Comprehensive Loss:
Net income					16,877			16,877
Foreign currency translation							1,009	1,009
Pension liability adjustment (net of income tax of $287)							(435)	(435)

Total comprehensive loss								17,451
Preferred Dividends					(957)			(957)
Other				73		28		101

Balance at December 31, 2004	$11,239	$159	$(245)	$35,082	$82,400	$(2)	$1,616	$130,249

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

Revenue Recognition—Revenue from product sales is largely recognized upon shipment whereupon title passes and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the same period the related sales are recorded. Shipping and handling expenses are recorded as operating expense in the period incurred. These amounts were $24.4 million, $20.6 million and $21.1 million for 2004, 2003 and 2002 respectively.

Cash and equivalents—For the purposes of these statements, short-term investments that have an original maturity of 90 days or less are considered cash equivalents.

Inventories—Ninety-two percent of the Company’s inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The Company values its LIFO increments using the costs of its latest purchases during the years reported.

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

Foreign Currency Translation—For all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholder’s equity. Gains or losses resulting from foreign currency transactions were not material in 2004, 2003, or 2002.

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

	2004		2003	2002

Net income (loss) from continuing operations	$16,877		$(17,877)	$(9,273)
Net income (loss) from discontinued operations	—		(172)	(778)

Net income (loss)	16,877		(18,049)	(10,051)
Preferred dividends	(957)		(961)	(103)

Net income (loss) applicable to common stock	$15,920		$(19,010)	$(10,154)

Weighted average common shares outstanding	15,795		15,780	14,916
Dilutive effect of outstanding employee and directors’ common stock options and preferred stock	930		—	—

Diluted common shares outstanding	16,725		15,780	14,916

Basic earnings (loss) per share
Net earnings (loss) from continuing operations	$1.01	*	$(1.19) *	$(0.63) *
Net earnings (loss) from discontinued operations	—		(0.01)	(0.05)

Net income (loss) per share	$1.01		$(1.20)	$(0.68)

Diluted earnings (loss) per share
Net earnings (loss) from continuing operations	$1.01	*	$(1.19) *	$(0.63) *
Net earnings (loss) from discontinued operations	—		(0.01)	(0.05)

Net income (loss) per share	$1.01		$(1.20)	$(0.68)

Outstanding employee and directors’ common stock options and restricted and preferred stock shares having no dilutive effect	3,674		3,877	3,722

     *Income (loss) includes net income (loss) from continuing operations and preferred dividend

Goodwill— In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 142 “Goodwill and Other Intangible Assets”. The Company adopted this accounting standard effective January 1, 2002. The Company performs an annual impairment test on Goodwill and other intangible assets during the first quarter of each fiscal year. No impairment was recorded during 2004.

     The changes in carrying amounts of goodwill were as follows:

	Metals Segment	Plastics Segment	Total

Balance as of December 31, 2002	$18,974	$12,973	$31,947
Sold	(414)	—	(414)
Currency Valuation	110	—	110

Balance as of December 31, 2003	18,670	12,973	31,643
Purchased	510	—	510
Currency Valuation	48	—	48

Balance as of December 31, 2004	$19,228	$12,973	$32,201

Concentrations — The Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States and Canada. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms’ spread across the entire spectrum of metals using industries. The Company’s customer base is well diversified with no single customer more than 3%. Approximately 93% of the Company’s business is conducted in the United States with the remainder of the sales being made in Canada and Mexico.

New Accounting Standards — In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, “Share Based Payment”. The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005. The effect of adopting the new rule on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values. The Company expects to adopt the revised rules on July 1, 2005, but has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005.

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

     In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Accounting Research Bulletin No. 5, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has no impact on the Company’s financial statements and related disclosures.

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

     The following is the segment information for the years ended December 31, 2004, 2003 and 2002:

	Net	Gross	Other	Operating	Total
	Sales	Mat’l Margin	Oper Exp	Income (Loss)	Assets

2004
Metals segment	$671,161	$188,422	$(155,370)	$33,052	$338,558
Plastics segment	89,836	29,149	(23,603)	5,546	44,289
Other	—	—	(4,993)	(4,993)	169

Consolidated	$760,997	$217,571	$(183,966)	$33,605	$383,016

2003
Metals segment	$475,302	$133,512	$(147,548)	$(14,036)	$306,892
Plastics segment	67,729	23,436	(20,587)	2,849	31,388
Other	—	—	(2,554)	(2,554)	660

Consolidated	$543,031	$156,948	$(170,689)	$(13,741)	$338,940

2002
Metals segment	$477,695	$138,955	$(142,847)	$(3,892)	$312,223
Plastics segment	60,448	21,191	(18,823)	2,368	30,475
Other	—	—	(2,847)	(2,847)	9,897

Consolidated	$538,143	$160,146	$(164,517)	$(4,371)	$352,595

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

     Future minimum rental payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004, are as follows (in thousands):

Year ending December 31,

2005	$12,305
2006	11,803
2007	10,038
2008	8,969
2009	6,993
Later years	13,763

Total minimum payments required	63,871

     Total rental payments charged to expense were $12.8 million in 2004, $15.6 million in 2003 and $16.8 million in 2002.

     In July 2003, the Company sold its Los Angeles land and building for $10.5 million. Under the agreement, the Company has a ten-year lease for 59% of the property and a short-term lease that expired in May, 2004 for 41% of the space which is not available for use. In October 2003, the Company also sold its Kansas City land and building for $3.4 million and is leasing back approximately 68% of the property from the purchaser for ten years. These transactions are being accounted for as operating leases. The two transactions generated a total net gain of $8.5 million, which has been deferred and is being amortized to income ratably over the term of leases. At December 31, 2004, the remaining deferred gain of $6.5 million was shown as “Deferred gain on sale of assets” with an additional $0.9 million included in “Accrued liabilities” in the Consolidated Balance Sheets. The lease requires the Company to pay customary operating and repair expenses and contains renewal options. For the year ended December 31, 2004, the total rental expense was $0.4 million.

     During 2002 the Company sold and leased back equipment under operating lease with a term of six years. The assets sold at approximately net book value for proceeds of $2.0 million. The lease allows for a purchase option of $0.6 million in 2007. Annual rent is $0.3 million for assets sold in 2002. This lease is recorded as operating leases in accordance with the criteria set forth in SFAS No. 13 “Accounting For Leases”.

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

Components of net pension benefit cost for 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Service cost	$2,377	$2,040	$1,889
Interest cost	5,792	5,813	5,689
Expected return on assets	(9,587)	(9,769)	(10,351)
Amortization of prior service cost	68	67	67
Amortization of actuarial loss (gain)	1,465	204	—

Net periodic cost (benefit)	$115	$(1,645)	$(2,706)

Status of the plans at December 31, 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002

Change in projected benefit obligation
Benefit obligation at beginning of year	$99,008	$86,488	$78,811
Service cost	2,377	2,040	1,889
Interest cost	5,792	5,813	5,689
Benefit payments	(5,110)	(4,911)	(4,660)
Actuarial loss	8,260	9,578	4,760
Plan amendments	—	—	(1)

Projected benefit obligation at end of year	$110,327	$99,008	$86,488

Change in plan assets:
Fair value of assets at beginning of year	$92,182	$77,225	$84,470
Actual return (loss) on assets	16,418	19,526	(16,269)
Employer contributions	341	341	13,684
Benefit payments	(5,110)	(4,910)	(4,660)

Fair value of plan assets at year-end	$103,831	$92,182	$77,225

Reconciliation of funded status:
Funded status	$(6,496)	$(6,826)	$(9,263)
Unrecognized prior service cost	596	664	731
Unrecognized actuarial loss	44,929	44,965	45,349

Net amount recognized	$39,029	$38,803	$36,817

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$42,262	$42,075	$40,122
Accrued benefit liability	(3,969)	(3,773)	(3,512)
Intangible assets	—	—	—
Accumulated comprehensive income	736	501	207

Net amount recognized	$39,029	$38,803	$36,817

Accumulated benefit obligations (all plans)	$(97,084)	$(89,856)	$(79,146)

Accumulated benefit obligations–Supplemental Pension Plan	$(3,969)	$(3,772)	$(3,511)
(included in total for all plans*)

*The Company’s Supplemental Pension Plan included in the disclosure table above is a non-qualified unfunded plan.

     The assumptions used to measure the projected benefit obligations, future salary increases, and to compute the expected long-term return on assets for the Company’s defined benefit pension plans are as follows:

	2004	2003	2002

Discount rate	5.75%	6.00%	6.7%
Projected annual salary increases	4.00	4.00	4.75
Expected long-term rate of return on plan assets	9.00	9.00	9.00
Measurement date	12/31/04	12/31/03	12/31/02

     The assumptions used to determine net periodic pension costs are as follows:

	2004	2003	2002

Discount rate	6.00%	6.75%	7.50%
Expected long-term rate of return on plan assets	9.00	9.00	10.00
Projected annual salary increases	4.00	4.75	4.75
Measurement date	12/31/03	12/31/02	12/31/01

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

The Company’s pension plan weighted average asset allocations at December 31, 2004, 2003, and 2002, by asset category, are as follows:

	2004	2003	2002

Equity securities	69.4%	68.8%	53.5%
Company stock	15.4	12.9	9.6
Debt securities	8.4	12.2	16.5
Real estate	5.9	5.9	6.5
Other	0.9	0.2	13.9

	100.0%	100.0%	100.0%

     The Company’s pension plan funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Board. The overall target portfolio allocation is 75% equities; 15% fixed income; and 10% real estate. Within the equity allocation, the style distribution is 30% value; 30% growth; 15% small cap growth; 15% international; and 10% company stock. With the exception of real estate and the Company stock, the investments are made in mutual funds. These funds’ conformance with style profiles and performance is monitored regularly by the Company’s pension advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from target by 5% or more. The investment advisor makes quarterly reports to the Audit Committee and Management and annually reports to the Board.

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

	2004	2003	2002

Profit Sharing and 401-K	$788	$414	$384

Management Incentive	$3,722	$691	$544

     The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these plans.

Components of net post retirement benefit costs for 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Service cost	$116	$100	$74
Interest cost	152	154	149
Amortization of prior service cost	47	42	22
Amortization of actuarial loss (gain)	(9)	(31)	(46)

Net periodic benefit cost	$306	$265	$199

     The status of the plans at December 31, 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002

Change in projected benefit obligations:
Benefit obligation at beginning of year	$2,635	$2,367	$1,936
Service cost	116	100	74
Interest cost	152	154	149
Benefit payments	(95)	(192)	(101)
Actuarial loss (gains)	393	206	309

Benefit obligation at end of year	$3,201	$2,635	$2,367

Reconciliation of funded status:
Funded status	$(3,201)	$(2,635)	$(2,367)
Unrecognized prior service cost	266	313	355
Unrecognized actuarial gain	15	(387)	(624)

Accrued benefit liabilities	$(2,920)	$(2,709)	$(2,636)

Change in projected benefit obligations	$566	$268	$43

     Future benefit costs were estimated assuming medical costs would increase at a 5.75% annual rate for 2004. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated post retirement benefit obligation at December 31, 2004 by $221,000 with no significant effect on the 2003 post retirement benefit expense. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 5.75% in 2004, 6.00% in 2003 and 6.75% in 2002.

     During 2004 no contribution was made to the Supplemental Pension Plan. In 2003 the Company contributed $0.3 million to its Supplemental Pension Plan and in 2002 $11.3 million of company stock and $2.0 million of cash was contribution to the pension plans. Non-cash income on the pension investments, net of non-cash expenses for post-retirement benefits, was $1.4 million and $2.5 million in 2003 and 2002, respectively. In 2004 the Company recorded a non cash expense of $0.4 million for these items.

(5) Joint Ventures

Effective January 1, 2004 the Company purchased the remaining joint venture partner’s interest in Castle de Mexico, S.A. de C.V. for $1.6 million. Castle de Mexico is a distribution company, which targets a wide range of businesses within the durable goods sector throughout Mexico. The results of this entity, now a wholly owned subsidiary, have been consolidated in the Company’s financial statements as of the effective date of the acquisition. On January 1, 2004 the operating assets of Laser Precision were sold to an unrelated third-party.

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

     The Company has remaining interest in one non-controlled joint ventures, which is accounted for on the equity basis. The following information summarizes the participation in joint ventures (in millions):

For the Years Ended December 31,	2004	2003	2002

Equity in earnings (loss) of joint ventures	$5.2	$0.1	$0.4
Investment in joint ventures	8.5	5.5	7.3
Advances to joint ventures	—	1.7	5.5
Sales to joint ventures	0.2	1.2	3.0
Purchases from joint ventures	0.6	0.7	0.9

     Summarized financial data for these ventures combined is as follows (in millions):

	Combined
For the Years Ended December 31,	2004	2003	2002

Revenues	$133.1	$105.0	$145.5
Gross material margin	26.3	16.1	27.3
Pre-tax income	10.7	0.3	0.7
Current assets	52.3	40.9	60.7
Non-current assets	8.9	11.7	15.5
Current liabilities	42.9	41.0	57.8
Non-current liabilities	2.2	3.4	4.7
Partners equity	16.2	8.2	13.6

(6) Income taxes

Significant components of the Company’s federal and state deferred tax liabilities and assets (foreign income is insignificant) as of December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Deferred tax liabilities:
Depreciation	$10,141	$11,086	$12,038
Inventory, net	9,743	7,009	8,261
Pension	15,472	15,288	12,222
Other, net	220	197	—

Total deferred liabilities	35,576	33,580	32,521

Deferred tax assets:
Post-retirement benefits	1,197	1,127	1,054
NOL carryforward	3,018	7,769	4,522
Deferred gain	3,758	3,501	—
Impairment and special charges	1,231	2,866	—
Other, net	—	—	1,493

Total deferred tax assets	9,204	15,263	7,069

Net deferred tax liabilities	$26,372	$18,317	$25,452

     A reconciliation between the statutory income tax amount and the effective amounts at which taxes were actually (benefited) provided is as follows (in thousands):

	2004	2003	2002

Federal income tax (benefit) at statutory rates	$10,103	$(9,773)	$(5,185)
State income taxes, net of Federal income tax benefits	1,257	(1,216)	(703)
Other	630	943	348

Income tax expense (benefit)	$11,990	$(10,046)	$(5,540)

     The 2003 Federal NOL carryforward of $3.8 million was utilized in the 2004 financials. The Company believes that the remaining state NOL of $3.4 million will be recognized before their expiration dates which range from 2006 to 2023.

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

2002

Net sales	$4.5
Pre-tax loss	(0.1)
Net loss	—

(8) Asset Impairment and Special Charges

After a review of certain of its under-performing operations within its metals segment, the Company initiated a major restructuring program during the second quarter of 2003. The restructuring anticipated the sale or liquidation of several under-performing and cash consuming business units, which were strategic to the Company’s long-term strategy and were reporting operating losses and/or consuming cash. The restructuring includes the closing of KSI, LLC a chrome bar plating operation; the liquidation or sale of the Company’s 50% interest in Laser Precision, a joint venture which produces laser cut parts; the sale of the operating assets of Keystone Honing Company, a subsidiary which processes and sells honed tubes; the disposal of selected pieces of equipment which interfere with more efficient use of the Company’s distribution facilities, and the sale of the Company’s 50% interest in Energy Alloys, a joint venture which distributes tubular goods to the oil and gas field industries.

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

     The following table summarizes the restructure reserve activity (in millions):

	12/31/2003	2004	12/31/2004
	Balance	Charges	Balance
Lease and other contract transition costs	$0.3	$(0.3)	$—
Environmental clean-up costs	0.8	(0.8)	—
Legal fees on asset sales/divestiture	0.1	(0.1)	—

Total	$1.2	$(1.2)	—

KSI, LLC

Although the Company made significant investments in this business the operation never operated profitably due to the lack of sufficient volume. New business was aggressively sought, but due to the highly depressed activity in the markets it served, the necessary volume could not be achieved. In the second quarter of 2003, the decision was made to cease operations and begin the liquidation. As a result of this decision an impairment of $3.1 million was recorded on long-lived assets in 2003; $0.6 million was accrued for contract termination costs under operating leases; $0.4 million was accrued for environmental shutdown and clean up costs of the existing building; $0.8 million of special charges were incurred to reduce inventory to anticipated liquidation value and $0.4 million was incurred for early termination of funded debt which was secured by the entity’s assets.

     As of December 31, 2004 all operating assets and inventory on-site have been liquidated. Environmental remediation efforts are nearly complete and total expenses paid to date were $2.6 million. All remediation and clean-up costs are covered under existing insurance policies net of a $0.3 million deductible. In 2004, $1.8 million of insurance proceeds were received and the Company has recorded a $0.5 million receivable representing additional insurance proceeds expected. The Company has reached a tentative agreement for the sale of the building once state regulatory approval is attained on the environmental clean-up. The Company anticipates the sale to occur in 2005.

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

Energy Alloys, a Joint Venture

Under the Company’s joint venture agreement, Energy Alloys LP, the Company had the right under the buy-sell agreement to either purchase or sell its interest for a specific dollar value. The Company exercised this provision on January 28, 2003. The two parties entered into negotiations, which resulted in an agreement under which the joint venture partner would purchase the Company’s interest for $4.4 million. On July 23, 2003 the Company received $1.5 million in cash and a $2.9 million promissory note for its interest in the joint venture. An impairment charge of $0.2 million was recorded in 2003 based on the loss on the sale primarily due to professional service fees associated with this transaction.

Laser Precision, a Joint Venture

Continued depression in the manufacturing environment and failure to achieve breakeven points or positive cash flows during the first six months of 2003 led to the decision to liquidate or sell this joint venture. On December 31, 2003 the Company received a commitment letter for the sale of the joint venture. An impairment of $3.3 million was recognized based upon the Company’s expected sales price. On January 1, 2004 the operating assets of Laser Precision were sold to an unrelated third-party.

Long-Lived Asset Impairment and Lease Termination Costs

Selected long-lived assets and non-cancelable leases were either impaired or accruals were made for contract termination costs totaling $1.1 million. In 2003, the decision was made to dispose of the owned assets and cease use of the leased assets in order to facilitate plant consolidations and to maximize plant utilization.

(9) Accounts Receivable Securitization

In December 2002, the Company replaced an Accounts Receivable Securitization facility scheduled to expire in March 2003 with a $60 million, three-year facility. The Company is utilizing a special purpose, fully consolidated, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries, and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable, and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of December 31, 2004, $16.5 million of accounts receivable were sold to the finance company and an additional $27.2 million could have been sold under the agreement. The amount sold to the financing company at December 31, 2003 and 2002 was $13.0 million and $25.9 million, respectively.

     The sale of accounts receivable is reflected as a reduction of “accounts receivable, net” in the Consolidated Balance Sheets and the proceeds received are included in “net cash provided from operating activities” in the Consolidated Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to “discount on sale of accounts receivable” in the Consolidated Statements of Operations. The discount rate as of December 31, 2004 ranged from 5.16% to 5.25%.

(10) Debt

Long-term debt consisted of the following at December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Revolving credit agreement (a)	$7,086	$6,557	$3,434

8.49% (6.49% prior to November 2002) insurance company term loan, due in equal installments from 2004 through 2008	16,000	20,000	20,000
Industrial development revenue bonds at a 6.22% weighted average rate, due in 2009	3,600	4,891	11,558
9.54% (7.54% prior to November 2002) insurance company loan due in equal installments from 2005 through 2009	25,000	25,000	25,000
8.55% (6.54% prior to November 2002) average rate insurance company loan due in varying installments from 2001 through 2012	47,500	49,375	51,250
Other	2,192	2,459	1,105

Total	101,378	108,282	112,347
Less-current portion	(11,607)	(8,248)	(3,546)

Total long-term portion	$89,771	$100,034	$108,801

Long-Term Debt

(a) The Company has a revolving credit agreement with a Canadian bank. Funding under the facility is limited to the lesser of a funding base or $8.3 million. At December 31, 2004 an additional $1.2 million could have been borrowed under the agreement. The existing Canadian credit facility is a five-year revolver and can be extended annually for an additional year, by mutual agreement. Under this credit arrangement all borrowings are considered to be long-term debt for balance sheet presentation purposes. A domestic facility was replaced by an accounts receivable securitization agreement during the fourth quarter of 2002.

     Interest rate options for the foreign revolving facility are based on the Bank’s London Interbank Offer Rate (LIBOR) or Prime rates. The weighted average rate was 2.4%, 3.1% and 3.5% in 2004, 2003, and 2002 respectively. A commitment fee of 0.5% of the unused portion of the commitment is also required.

(b) The industrial revenue bond is based on a variable rate demand bond structure and is backed by a letter of credit.

(c) In November 2002 the Company reached an agreement with its lenders to amend its loan covenants. The amendments expanded certain critical financial covenants in order to provide greater financial and operating flexibility in exchange for a 200 basis point increase in interest rates. As part of the amendments, the Company granted its lenders security interests in the Company’s and its subsidiaries’ assets, the subsidiaries were added as guarantors. The interest rate increase can be reduced by 150 basis points and the security interests released when the Company’s balance sheet reaches an investment grade credit rating as defined in the loan agreements.

     The most restrictive provisions of the agreements require the Company to maintain certain funded debt-to-total capitalization ratios, working capital ratios and minimum equity balances. The Company was in compliance with all covenants at December 31, 2004.

     Net interest expense reported on the accompanying Consolidated Statements of Operations was reduced by interest income of $0.2 million in 2004 and $0.1 million in 2003 and 2002.

     Aggregate annual principal payments required on long-term debt are as follows (in thousands):

Year ending December 31,

2005	$11,607
2006	16,390
2007	16,390
2008	19,304
2009	16,600
Later years	21,087

Total debt	$101,378

Short-Term Debt

In 2002, the Company had short-term borrowing of $0.7 million on average. The maximum short-term borrowing that year was $1.2 million and the average interest rate was 3.9%. The Company had no short-term borrowing in 2003 and 2004.

(11) Common Stock/Stock Options

During 2000, a restricted stock award of 100,000 shares with a value of $1.2 million was granted. The award vests in various amounts over a three-year period. In 2002, restricted stock awards of 16,000 shares with a value of $0.2 million were granted. The awards vest equally over three years. An expense of $0.1 million, $0.1 million and $0.3 million was recorded for 2004, 2003 and 2002, respectively, in order to recognize the compensation ratably over the vesting period.

     The Company has long-term stock incentive and stock option plans for the benefit of officers, directors, and key management employees. The 1995 Directors Stock Option Plan authorizes up to 187,500 shares; the 1996 Restricted Stock and Stock Option Plan authorizes 937,500 shares; the 2000 Restricted Stock and Stock Option Plan authorizes 1,200,000 shares and the 2004 Restricted Stock, Stock Option and Equity Compensation Plan authorizes 1,350,000 shares for use under these plans. A summary of the activity under the plans is shown below:

		.Avg.
		Exercise
	Shares	Price	Price Range

December 31, 2001	1,625,085	$14.09	$10.00	— $23.88
Granted	657,230	6.83	6.39	— 10.74
Forfeitures/Tendered	(395,612)	18.18	10.00	— 23.88

December 31, 2002	1,886,703	10.71	6.39	— 23.88
Granted	397,500	5.20	4.79	— 5.21
Forfeitures/Tendered.	(208,250)	9.94	6.39	— 20.25

December 31, 2003	2,075,953	9.73	4.79	— 23.88
Granted	52,500	8.52		8.52
Forfeitures	(244,767)	14.43	5.21	— 23.12

December 31, 2004	1,883,686	$9.10	$4.79	— $28.25

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

     As of December 31, 2004, 1,409,049 of the 1,883,686 options outstanding were exercisable and had a weighted average contractual life of 6.2 years with a weighted average exercise price of $10.13. The remaining 474,637 shares were not exercisable and had a weighted average contractual life of 9.0 years, with a weighted average exercise price of $5.72.

     As required, the Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, for the periods ended December 31, 2004, 2003 and 2002. The following table summaries on a pro-forma basis the effects on the Company’s net loss had compensation been recognized. The fair value of the options granted has been estimated using the Black Scholes option-pricing model.

Assumptions

	2004	2003	2002

Risk free interest	4.32%	3.1%	4.0%
Expected dividend yield	$—	$—	$—
Option life	10 Yrs	10 Yrs	10 Yrs
Expected volatility	50%	50%	30%

The estimated weighted average fair value on the date granted based on the above assumptions	$8.52	$5.46	$1.66

     Pro-Forma Income (Loss) Information (in thousands except share data)

	2004	2003	2002

Net income (loss) applicable to common stock, as reported	$15,920	$(19,010)	$(10,154)
Pro-forma effect of stock option compensation under fair value based method for all awards	(977)	(658)	(966)

Pro-forma net income (loss) applicable to common stock	$14,943	$(19,668)	$(11,120)

Total basic income (loss) per share, as reported	$1.01	$(1.20)	$(0.68)
Total diluted income (loss) per share, as reported	$1.01	$(1.20)	$(0.68)

Pro-forma basic income (loss) per share	$0.95	$(1.25)	$(0.74)
Pro-forma diluted income (loss) per share	$0.95	$(1.25)	$(0.74)

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

(13) Commitments and Contingent Liabilities

At December 31, 2004 the Company had $1.8 million of irrevocable letters of credit outstanding and $0.7 million of cash on deposit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is secured with a Certificate of Deposit, which is included in “Advances to joint ventures and other current assets” on the Consolidated Balance Sheets in both 2004 and 2003. In addition in “Accrued liabilities” on the Consolidated Balance Sheets the reserve for workers compensation was $1.4 million and $0.9 million at year-end 2004 and 2003, respectively.

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

(14) Selected Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004 quarters
Net sales	$175,634	$188,221	$199,341	$197,803
Gross material margin	51,153	56,356	57,308	52,754
Net income	2,062	5,758	5,847	2,249
Net income per share basic	$0.13	$0.36	$0.37	$0.14
Net income per share diluted	$0.13	$0.35	$0.35	$0.15

2003 quarters
Net sales	$141,646	$133,947	$134,917	$132,520
Gross material margin	43,202	38,884	38,969	35,893
Net loss	(1,645)	(9,271)	(2,579)	(5,516)
Net loss per share basic and diluted	$(0.10)	$(0.59)	$(0.16)	$(0.35)

     +Third Quarter 2004 includes charges to cost of sales of a net inventory adjustment of $1.7 million. The comparable charge in the fourth quarter was $2.2 million as well as a net LIFO charge of $2.5 million.

     Fourth quarter 2003 includes charges to cost of sales of a net inventory adjustment of $2.1 million along with $0.8 million of impairment and special charges, for a total expense adjustment of $2.9 million. Also in the fourth quarter there was a $0.8 million charge to income tax expense as the result of the revaluation of state income tax NOL.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
of A. M. Castle & Co.:

To the Stockholders and Board of Directors of A.M. Castle & Co.:

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2004, 2003, and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index in Item 16. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2004, 2003, and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
March 15, 2005

Management’s Report on Internal Control Over Financial Reporting

Castle’s management is responsible for establishing and monitoring adequate internal control over financial reporting as such term is defined in the 1934 Securities Exchange Act rules §240.13a-15(f). Castle’s internal control is designed to provide reasonable assurance to Castle’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     Castle, under the direction of Castle’s Chief Executive Officer and Chief Financial Officer conducted evaluation and testing of the effectiveness of Castle’s internal control over financial reporting as of December 31, 2004 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control Integrated Framework.

     All internal control over financial reporting, no matter how well designed, have inherent limitations. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Because of the material weaknesses described below management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria.

     In conducting its evaluation of the Company’s internal control over financial reporting at December 31, 2004, management found a material weakness in the area of inventory controls.

     In the 3rd quarter of 2004 the Company replaced its historical procedures of inventory verification with improved procedures for physical inventory counts. This change in internal control over inventory was reported in the 3rd quarter 10Q for the period ended September 30, 2004. As a result of the institution of the improved procedures in the second half of 2004, material inventory adjustments were identified and recorded during the 3rd and 4th quarters of 2004.

     In addition, at year-end a weakness involving inventory stored at third party processors was identified. The post year-end implementation of expanded procedures identified additional inventory adjustments that were also recorded.

     The impact of these inventory adjustments reduced after tax earnings by $1.0 million in the 3rd quarter and $2.4 million in the 4th quarter of 2004.

     In addition, management determined that significant deficiencies in the financial close and reporting process existed. As a result of applying more rigorous post year-end procedures, material errors in the Company’s financial statements were recorded. In management’s opinion, these significant deficiencies, in the aggregate, also constituted a material weakness as that term is defined in Section 404 of the Sarbanes-Oxley Act.

     Castle’s independent auditors, Deloitte & Touche LLP, the registered public accounting firm that audited the Financial Statements included in the Annual Report (this 10K), have issued an attestation report on management’s assessment of the effectiveness of Castle’s internal controls over financial reporting as of December 31, 2004. This report appears on page 39.

Independent Registered Public Accounting Firm
Report on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of A.M. Castle & Co.:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that A.M. Castle & Co. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. The Company failed to design and implement appropriate controls and procedures over the accounting for inventory and the period-end financial closing and reporting process to ensure that financial information is adequately analyzed to detect actual misstatements. Specifically:

•	As of December 31, 2004, management had not implemented the procedures and review processes required in order to complete accurate and timely reconciliations of its inventory counts to the general ledger. Also, as of December 31, 2004, the Company did not have processes to verify and reconcile its inventory held at outside processors to the general ledger. As a result, the Company recorded material adjustments in 2004 to reduce its inventory balances and increase cost of goods sold. The deficiency was concluded to be a material weakness due to the significance of the adjustments, the significance of controls over inventory to the preparation of reliable financial statements, and the absence of other mitigating controls to detect the adjustments.

•	Management did not adequately analyze and review certain financial statement accounts in the period-end financial closing and reporting process and, as a result, adjustments that were not individually material to the financial statements were required at December 31, 2004, to (1) increase the allowance for doubtful accounts, (2) reduce the accrual for insurance reserves, and (3) increase the provision for income taxes. Due to the misstatements identified, the potential for further misstatements as a result of the internal control deficiencies, and the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to a change in accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Chicago, Illinois
March 15, 2005

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A — Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that due to material weaknesses discussed in Management’s Report on Internal Controls Over Financial Reporting on page 38 hereof, the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management’s report on internal controls over financial reporting is included in Part II of this report and incorporated in this Item 9A by reference.

Attestation Report of the Independent Registered Public Accounting Firm

Deloitte & Touche LLP has audited management’s assessment of the effectiveness of internal controls over financial reporting as stated in their report included in Part II Item 8 and incorporated by reference herein.

Change in Internal Controls Over Financial Reporting

During the third quarter 2004, the Company made changes to its internal controls over financial reporting relating to inventory. These changes were reported in the third quarter 10-Q. During the fourth quarter 2004, the Company continued to implement these changes to the balance of the Company’s inventory.

     As a result of the material weaknesses identified, management has instituted more rigorous procedures for physical counts and reconciliations of inventory to be performed once or twice per year depending upon location size and risk assessment. Also, in the first quarter of 2005, the Company will require detailed certification by outside processors of its inventory received, shipped and on-hand as of the close of each quarter, which will be reconciled to the financial statements.

     In addition, expanded procedures relating to the analysis of workmen compensation reserves, customer credit memo reserves, and accounts payable debit memo reserves have been put in place. Specifically, the expanded procedures will be based upon the same detailed analysis the Company performed on these reserves at year end that led to the identification of material adjustments to the financial statements.

Item 9B — Other Information

     None

PART III

ITEM 10 — Directors and Executive Officers of the Registrant

Executive Officers of The Registrant

Name and Title	Age	Business Experience
G. Thomas McKane Chairman and Chief Executive Officer	60	Mr. McKane began his employment with the registrant in May of 2000 and was appointed to the position of President and Chief Executive Officer. In January 2004 he was elected to the position of Chairman of the Board. Formerly, he had been employed by Emerson Electric since 1968 in a variety of executive positions.

Stephen V. Hooks Executive Vice President — Chief Operating Officer — Castle Metals	53	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President – Midwest Region in 1993, Vice President — Merchandising in 1998 Senior Vice President–Sales & Merchandising in 2002 and Executive Vice President and Chief Operating Officer of Castle Metals in January 2004.

Albert J. Biemer, III Vice President — Supply Chain	43	Mr. Biemer began his employment with the registrant in 2001 and was elected Vice President – Supply Chain. Formerly with CSC, Ltd. as Vice President, Logistics in 2000 and Carpenter Technology Corporation 1997 to 2000.

Lawrence A. Boik Vice President Chief Financial Officer and Treasurer	45	Mr. Boik began his employment with the registrant in September 2003 and was appointed to the position of Vice President-Controller, Treasurer as well as Chief Accounting Officer. In October 2004, he was named to the position of Vice President-Finance, Chief Financial Officer and Treasurer. Formerly he served as the CFO of Meridan Rail from January 2002. Prior employment included Vice President-Controller of ABC-NACO since July 2000, and Assistant Corporate Controller of US Can Co. back to October 1997.

J. Michael Coulson Vice President and Midwest Region Manager	47	Mr. Coulson began his employment with the registrant in 1979. He has appointed District Manager in 1991, Midwest Region Manager in 2003. and Vice President in 2005.

M. Bruce Herron Vice President and Western Region Manager	59	Mr. Herron began his employment with the registrant in 1970. He was elected to the position of Vice President – Western Region in 1989; Vice President — Sales in 1998; and Executive Vice President and Chief Operating Officer in 1999. He was named Vice President and Western Region Manager in 2000.

Robert R. Hudson Vice President – Tubular & Plate Products	49	Mr. Hudson began his employment with the registrant in 2002. He was named Vice President –Tubular Products. In in 2002. He was named Vice President –Tubular Products. In 2003 he was given the added responsibilities of plate products and 2003 he was given the added responsibilities of plate products and Strategic Account Development. Formerly with U.S. Food Service as President and Ispat International NV.

Tim N. Lafontaine Vice President — Alloy Products	51	Mr. Lafontaine began his employment with the registrant in 1975, and was elected Vice President - Alloy Products in 1998

Name and Title	Age	Business Experience
Blain A. Tiffany Vice President and Eastern Region Manager	46	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003 and Vice President in 2005. Prior to joining he was with Alro Steel.

Craig R. Wilson Vice President — Advanced Material Products	53	Mr. Wilson began his employment with the registrant in 1979. He was elected to the position of Vice President - Eastern Region in 1997; Vice President — Business Improvement and Quality in 1998; and Vice President and General Manager-Great Lakes Region in 1999. He was named Vice President-Advanced Materials Products in 2000.

Paul J. Winsauer Vice President - Human Resources	53	Mr. Winsauer began his employment with the registrant in 1981. In 1996, he was elected to the position of Vice- President — Human Resources.

Jerry M. Aufox Secretary and Corporate Counsel	62	Mr. Aufox began his employment with the registrant in 1977. In 1985 he was elected to the position of Secretary and Corporate Counsel. He is responsible for all legal affairs of the registrant.

Thomas L. Garrett President Total Plastics, Inc.	42	Mr. Garrett began his with the registrant in 1988 and was appointed to the position of controller. He was elected to the position of Vice President in 1996 and President in 2001.

Paul A. Lisius Vice President and General Manager Metal Express, LLC	56	Mr. Lisius began his employment with the registrant in 2001 and was appointed to the position of controller. He 2004 in was elected to the position of Vice President and General Manager. Prior to joining Metal Express he was the controller of Hentzen Coatings

     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2005 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Information Concerning Nominees for Directors” and is hereby incorporated by this specific reference.

ITEM 11 — Executive Compensation

All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2005, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Management Remuneration” and is hereby incorporated by this specific reference.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management

The information required to be filed in Part I, Item 4, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2005, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Information Concerning Nominees for Directors” and “Stock Ownership of Certain Beneficial Owners and Management” is hereby incorporated by this specific reference.

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

ITEM 13 — Certain Relationships and Related Transactions

     None.

ITEM 14 — Principal Accountant Fees and Services

All information required to be filed in Part III, Item 14, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2005, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Proposal Three: Ratification of Appointment of Independent Auditors” and is hereby incorporated by this specific reference.

PART IV

ITEM 15 — Exhibits and Financial Statement Schedules

A. M. Castle & Co.
Index To Financial Statements and Schedules

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description of Exhibit
2.2	Agreement of Merger and Plan of Reorganization (1)

3.1	Articles of Incorporation of the Company (1)

3.2	Articles of Merger Between A. M. Castle & Co. (a Delaware Corporation) and Castle Merger, Inc. (a Maryland Corporation) Dated June 5, 2001

3.3	By-Laws of the Company (1)

Exhibit
Number	Description of Exhibit
3.4	Articles Supplementary to the Company’s Articles of Incorporation creating the Company’s Series A Cumulative Convertible Preferred Stock, filed November 22, 2002 with the State Department of Assessments and Taxation of Maryland (2)

4.1	Note Agreement dated as of April 1, 1996 between the Company and Nationwide Life Insurance Company (2)

4.2	First Amendment and Waiver to Note Agreement dated as of December 1, 1998, to April 1, 1996 Note Agreement (2)

4.3	Second Amendment dated as of November 22, 2002, to April 1, 1996 Note Agreement (2)

4.4	Note Agreement dated as of May 15, 1997 among the Company, Massachusetts Mutual Life Insurance Company and United of Omaha Life Insurance Company (2)

4.5	First Amendment and Waiver to Note Agreement dated as of December 1, 1998, to May 15, 1997 Note Agreement (2)

4.6	Second Amendment dated as of November 22, 2002, to Note Agreement dated as of May 15, 1997 (2)

4.7	Note Agreement dated as of March 1, 1998 among the Company, Allstate Life Insurance Company, The Northwestern Mutual Life Insurance Company, Massachusetts Mutual Life Insurance Company, Mutual of Omaha Insurance Company and United of Omaha Life Insurance Company (2)

4.8	First Amendment and Waiver to Note Agreement dated as of December 1, 1998, to Note Agreement dated as of March 1, 1998 (2)

4.9	Second Amendment dated as of November 22, 2002, to Note Agreement dated as of March 1, 1998 (2)

4.10	Collateral Agency and Intercreditor Agreement, dated as of March 20, 2003, among U.S. Bank National Association, BofA, Nationwide, Allstate, Northwestern Mutual, Massachusetts Mutual, Mutual of Omaha, United of Omaha, Northern, Castle, Datamet, Inc., Keystone Tube, TPI, Paramont Machine Company, LLC, Advanced Fabricating Technology, LLC, Oliver Steel, Metal Mart, LLC

4.11	Intercreditor Agreement, dated as of March 20, 2003, among U.S. Bank, Castle SPFD, Castle, TPI, Oliver Steel, Keystone Tube, Massachusetts Mutual, Allstate, Nationwide, Northwestern Mutual, United of Omaha, Mutual of Omaha, BofA, Northern Trust, Castle IND MGR, and GECC

10.1	Registration Rights Agreement, dated as of November 22, 2002 among the Company, the investors named therein (the “Investors”) and W.B. & Co, for itself, and as nominee and agent of the Investors relating to the Company’s Series A Cumulative Convertible Preferred Stock (2)

10.2	A.M. Castle & Co. 2000 Restricted Stock and Stock Option Plan* (1)

10.3	A.M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan* (3)

10.4	Receivables Sale and Contribution Agreement, dated as of December 26, 2002, among Castle, Total Plastics, Inc., Oliver Steel Plate Co., Keystone Tube Company, LLC and Castle SPFD, LLC

Exhibit
Number	Description of Exhibit
10.5	Receivables Purchase and Servicing Agreement, dated as of December 26, 2002, among Castle SPFD, Castle, TPI, Oliver Steel, Castle IND MGR, Inc., and General Electric Capital Corporation

10.8	Employment Agreement with Company’s CEO dated May 1, 2000

10.9	Change of Control Agreement with Senior Executives of the Company

10.10	Management Incentive Plan*

10.11	Description of Director’s Deferred Compensation Plan*

14.1	Code of Ethics for Officers and Directors of A.M. Castle & Co. (3)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

31.1	Certification by G. Thomas McKane, Chairman and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by G. Thomas McKane, Chairman and Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These agreements are considered a compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(1)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 23, 2001.

(2)	Incorporated by reference to the Form 8-K filed with the SEC on December 2, 2002

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 12, 2004.

SCHEDULE II

A. M. Castle & Co.

Accounts Receivable — Allowance for Doubtful Accounts
Valuation and Qualifying Accounts
For The Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002

Balance, beginning of year	$526	$693	$646

Add — Provision charged to income	1,987	400	1,018
— Recoveries	86	82	104

Less — Uncollectible accounts charged against allowance	(839)	(649)	(1,075)

Balance, end of year	$1,760	$526	$693

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

By:	/s/ Lawrence A. Boik

Lawrence A. Boik, Vice President and Chief Financial Officer

Date: March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 11th day of March, 2005.

/s/ Michael Simpson	/s/ John McCartney	/s/ John W. Puth

Michael Simpson,	John McCartney, Director	John W. Puth, Director
Chairman Emeritus	Chairman, Audit Committee	Member, Audit Committee

/s/ G. Thomas McKane	/s/ William K. Hall	/s/ Patrick J. Herbert, III

G. Thomas McKane, Chairman –	William K. Hall, Director	Patrick J. Herbert, III
Chief Executive Officer, and Director	Member, Audit Committee	Director
(Principal Executive Officer)

/s/ John W. McCarter, Jr.	/s/ Robert S. Hamada

John W. McCarter, Jr.	Robert S. Hamada
Director	Director

/s/ Lawrence A. Boik.

Lawrence A. Boik
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)