Form 10-Q
period 2005-05-10
CASTLE A M & CO
filed 2005-05-10
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended	March 31, 2005	or,
☐    Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.
(Exact name of registrant as specified in its charter)

Maryland	36-0879160
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone, including area code	847/455-7111

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

Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, $0.01 Par Value	15,823,079 shares
Preferred Stock, No Par Value	12,000 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION
Part I. Financial Information		Page Number
Item 1.	Consolidated Financial Statements (unaudited):
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Condensed Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3	Quantitative and Qualitative Disclosure About Market Risk	15-16
Item 4	Control and Procedures	16-17
Part II. Other Information
Item 1	Legal Proceedings	18
Item 6	Exhibits and Reports on Form 8-K	18

CONSOLIDATED BALANCE SHEETS	Period Ended
(Dollars in thousands)	Mar. 31	Dec. 31	Mar. 31
Unaudited*	2005*	2004	2004*

ASSETS
Current assets
Cash and equivalents	$4,945	$3,106	$4,434
Accounts receivable, less allowances of $1,877 in March 2005,
$1,760 in December 2004 and $526 in March 2004 (Note 4)	95,194	80,323	77,348
Inventories (principally on last-in first-out basis)
(latest cost higher by approximately $95,700 in March 2005,
$92,500 in December 2004 and $55,600 in March 2004)	139,219	135,588	104,040
Income tax receivable	162	169	652
Assets held for sale	995	995	1,117
Advances to joint ventures and other current assets	7,624	7,325	6,599
Total current assets	248,139	227,506	194,190
Investment in joint ventures	9,204	8,463	5,060
Goodwill	32,196	32,201	31,935
Pension assets	41,933	42,262	42,122
Advances to joint ventures and other assets	6,967	7,586	8,265
Property, plant and equipment, at cost
Land	4,770	4,771	4,767
Building	45,495	45,514	46,975
Machinery and equipment	125,339	124,641	119,253
	175,604	174,926	170,995
Less - accumulated depreciation	(111,931)	(109,928)	(103,079)
	63,673	64,998	67,916
Total assets	$402,112	$383,016	$349,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$96,595	$93,342	$77,056
Accrued liabilities and deferred gains	22,695	23,016	18,665
Current and deferred income taxes	10,235	4,349	4,656
Current portion of long-term debt	16,390	11,607	8,308
Total current liabilities	145,915	132,314	108,685
Long-term debt, less current portion	82,706	89,771	98,409
Deferred income taxes	20,462	19,668	15,670
Deferred gain on sale of assets	6,251	6,465	7,095
Minority interest	1,653	1,644	1,261
Post retirement benefits obligations	2,901	2,905	2,765
Stockholders' equity
Preferred stock, no par value - 10,000,000 shares
authorized; 12,000 shares issued and outstanding	11,239	11,239	11,239
Common stock, $0.01 par value - authorized 30,000,000
shares; issued and outstanding 15,823,079 at March 2005,
15,806,366 at December 2004 and 15,788,442 at March 2004	159	159	159
Additional paid in capital	35,150	35,082	35,009
Earnings reinvested in the business	94,278	82,400	68,542
Accumulated other comprehensive income	1,643	1,616	928
Other - deferred compensation	-	(2)	(29)
Treasury stock, at cost - 63,331 shares at March 2005, 62,065
shares at December 2004 and 57,019 shares at March 2004	(245)	(245)	(245)
Total stockholders' equity	142,224	130,249	115,603
Total liabilities and stockholders' equity	$402,112	$383,016	$349,488

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF INCOME	For the Three
(Dollars in thousands, except per share data)	Months Ended
Unaudited	Mar. 31
	2005	2004

Net sales	$246,203	$175,634
Cost of material sold	(173,300)	(124,481)
Gross material margin	72,903	51,153

Plant and delivery expense	(26,368)	(23,599)
Sales, general, and administrative expense	(22,955)	(19,454)
Depreciation and amortization expense	(2,273)	(2,247)
Total operating expense	(51,596)	(45,300)

Operating income	21,307	5,853

Interest expense, net	(2,083)	(2,314)
Discount on sale of accounts receivable	(536)	(283)

Income before income tax and equity in unconsolidated subsidiaries	18,688	3,256

Income taxes
Federal	(6,009)	(1,025)
State	(1,476)	(312)
	(7,485)	(1,337)

Net income before equity in unconsolidated subsidiaries	11,203	1,919

Equity earnings of joint ventures, net of tax	915	383
Net income	12,118	2,302

Preferred Dividends	(240)	(240)
Net income applicable to common stock	$11,878	$2,062

Basic earnings per share	$0.75	$0.13
Diluted earnings per share	$0.70	$0.13

The accompanying notes are an integral part of these statements

CONDENSED STATEMENTS OF CASH FLOWS	For the Three Months
(Dollars in thousands)	Ended Mar. 31
Unaudited	2005	2004

Cash flows from operating activities:
Net income	$12,118	$2,302
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,273	2,247
Amortization of deferred gain	(214)	(209)
Equity in (earnings) from joint ventures	(1,509)	(632)
Deferred taxes and income tax receivable	807	1,666
Non-cash pension loss and post-retirement benefits	562	105
Other	383	93
Cash from operating activities before working capital changes	14,420	5,572
Increase (decrease) from changes in:
Accounts receivable sold	13,500	5,000
Accounts receivable	(28,429)	(26,883)
Inventory	(3,718)	14,962
Accounts payable and accrued liabilities	3,075	8,212
Other current assets	(300)	240
Income tax payable	5,885	(143)
Net cash from operating activities	4,433	6,959

Cash flows from investing activities:
Investments and acquisitions	-	(1,744)
Cash from joint ventures	767	-
Capital expenditures	(989)	(1,430)
Net cash from investing activities	(222)	(3,174)

Cash flows from financing activities:
Repayment of long-term debt	(2,217)	(1,479)
Preferred stock dividend	(240)	(240)
Other	68	17
Net cash from financing activities	(2,389)	(1,702)

Effect of exchange rate changes on cash	17	(104)

Net increase in cash	1,839	1,979

Cash - beginning of year	3,106	2,455
Cash - end of period	$4,945	$4,434

Supplemental cash disclosure - cash (paid) received during the period:
Interest	$(2,357)	$(2,319)
Income taxes	$(880)	$20

The accompanying notes are an integral part of these statements

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Consolidated Financial Statements
The consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2004 is derived from the audited financial statements at that date. A.M. Castle & Co. (the "Company") believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The 2005 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2.	New Accounting Standards
New Accounting Standards— In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, "Share Based Payment". The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than January 1, 2006. The effect of adopting the new rule on reported diluted earnings per share is dependent on the number of opti granted in the future; the terms of those awards and their fair values. The Company expects to adopt the revised rules on January 1, 2006.
In May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This Statement was effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement has not had an impact on the Company's financial position or results of operations.
   In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has no impact on the Company’s financial statements and related disclosures.

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

	For The Three Months Ended March 31,
(dollars in thousands, except per share data)	2005	2004

Net income	$12,118	$2,302
Preferred dividends	(240)	(240)
Net income applicable to common stock	$11,878	$2,062
Weighted average common shares outstanding	15,819	15,791
Dilutive effect of outstanding employee and
directors’ common stock options and preferred stock	1,610	536
Diluted common shares outstanding	17,429	16,327

Basic income per common share	$0.75	$0.13

Diluted income per common share	$0.70	$0.13

Outstanding employee and directors' common stock options and restricted and preferred stock shares having no dilutive effect	2,086	3,275

4.	Accounts Receivable Securitization
The Company is utilizing a special purpose, fully consolidated, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retains an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The facility, which expires in December 2005, requires early amortization if the special purpose company does not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. Funding under the facility is limited to the lesser of a calculated funding base or $60 million. As of March 31, 2005, $30.0 million of accounts receivable were sold to the finance company and an additional $28.0 million could have been sold under the agreement. The amount sold to the financing company at December 31, 2004 and March 31, 2004 was $16.5 million and $18.0 million, respectively.
The sale of accounts receivable is reflected as a reduction of "accounts receivable, net" in the Consolidated Balance Sheets and the proceeds received are included in "net cash from operating activities" in the Condensed Statements of Cash Flows. Sales proceeds from the receivables are less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to "discount on sale of accounts receivable" in the Consolidated Statements of Income. The discount rate as of March 31, 2005 was 5.6%.

5.	Goodwill
During the first quarter of 2004 the Company purchased the remaining 50% interest in its Mexican joint venture in its metal segment and Total Plastics, Inc. purchased the remaining 40% interest in its Paramont Machine Company subsidiary in the Company’s plastics segment (both of these entities are now wholly owned). Based on the purchase price of these entities and the valuations required by SFAS 141 åBusiness Combinationsæ, additional net goodwill of $0.3 million was reported.

   The Company performs an annual impairment test on goodwill and other intangible assets during the first quarter of each fiscal year. Based on the test made during the first quarter of 2005, the Company has determined that there is no impairment to the remaining goodwill balance of $32.2 million.
The changes in carrying amounts of goodwill were as follows (in thousands):

	Metals Segment	Plastics Segment	Total
Balance As of December 31, 2004	$ 19,228	$ 12,973	$ 32,201
Purchases	—	—	—
Currency Valuation	(5)	—	(5)
Balance As Of March 31, 2005	$19,223	$12,973	$32,196

6.	Acquisitions
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
On March 31, 2004, the Company’s wholly-owned subsidiary, Total Plastics Inc. (TPI), purchased the remaining 40% interest in its Paramont Machine Company subsidiary for $0.4 million. Paramont is a manufacturer of plastic parts and components which sells to a variety of businesses basically in the Midwest. Beginning on April 1, 2004 the results of Paramont were reported as a wholly owned subsidiary (the minority interest was previously eliminated from reported results). The acquisition has been reported based on an allocation of the purchase price.

7.	LIFO
Inventory determination under the last-in first-out (LIFO) method can only be made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2005 and 2004, must necessarily be based on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.
Current replacement cost of inventories exceeded book value by $95.7 million and $55.6 million at March 31, 2005 and March 31, 2004, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

8.	Stock Options
Valuation Assumptions - As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", for the periods ended March 31, 2005 and 2004. The following table summarizes on a pro-forma basis the effects on the Company's net income had compensation expense been recognized. The fair value of the options granted had been estimated using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 3.1% to 4.5%, expected dividend yield of zero, option life of 10 years, and expected volatility from 30.0% to 50.0%. There were no options granted in the first quarter of 2005.

Pro-Forma Income Information
(dollars in thousand, except per share data)	For The Three Months Ended March 31,
	2005	2004
Net income applicable to common stock, as reported	$ 11,878	$ 2,062
Pro-forma effect of stock option compensation
under fair value based method for all awards	(469)	(233)
Pro-forma net income applicable to common stock	$11,409	$1,829

Total basic income per share, as reported	$0.75	$0.13

Total diluted income per share, as reported	$0.70	$0.13

Pro-forma income per share:
Basic	$0.72	$0.12
Diluted	$0.67	$0.11

9.	Segment Reporting
The Company distributes and performs first stage processing on both metals and plastics. Although the distribution process is similar, different products are offered and different customers are served by each of these businesses and, therefore, they are considered segments according to SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".
The accounting policies of all segments are as described in the summary of critical accounting policies in the Company’s Form 10-K for year ended December 31, 2004. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments.
The following is the segment information for the quarters ended March 31, 2005 and 2004:

(dollars in thousands)	Net Sales	Gross Mat’l Margin	Other Oper Exp	Operating Income (Loss)
2005
Metals Segment	$220,005	$64,326	(43,361)	$20,965
Plastics Segment	26,198	8,577	(7,080)	1,497
Other	—	—	(1,155)	(1,155)
Consolidated	$246,203	$72,903	$(51,596)	$21,307

2004
Metals Segment	$154,721	$44,264	$(38,370)	$5,894
Plastics Segment	20,913	6,889	(5,859)	1,030
Other	—	—	(1,071)	(1,071)
Consolidated	$175,634	$51,153	$(45,300)	$5,853

"Other" — Operating loss includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company.

    The segment information for total assets at March 31, 2005, December 31, 2004 and March 31, 2004 was as follows:

(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Metals Segment	$ 353,893	$ 338,558	$ 317,154
Plastics Segment	48,057	44,289	31,682
Other	162	169	652
Consolidated	$402,112	$383,016	$349,488

"Other" — The segment's total assets consist solely of the Company's income tax receivable (the segments file a consolidated tax return).

10.	Pension and Post Retirement Benefits
The following are the components of the net pension and post-retirement benefit activities (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005	2004
Service cost	$(685.9)	$(594.2)	$(34.6)	$(29.0)	$(720.5)	$(623.2)
Interest cost	(1,548.3)	(1,448.1)	(44.7)	(38.1)	(1,593.0)	(1,486.2)
Expected return on plan	2,394.2	2,396.7	—	—	2,394.2	2,396.7
Amortization of prior service cost	(15.8)	(16.9)	(11.9)	(11.9)	(27.7)	(28.8)
Amortization of net (loss) gain	(614.7)	(366.3)	0.1	2.4	(614.6)	(363.9)
Net periodic cost	$(470.5)	$(28.8)	$(91.1)	$(76.6)	$(561.6)	$(105.4)

  As of March 31, 2005 the Company has not made any cash contributions to its pension plans for this fiscal year nor does it anticipate any cash contributions being made to these plans for the balance of 2005.

11.	Commitments and Contingent Liabilities
At March 31, 2005 the Company had $1.8 million of irrevocable letters of credit outstanding and $0.7 million of cash on deposit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. This letter of credit is secured with a certificate of deposit, which is included in "Advances to joint ventures and other current assets" on the Company’s consolidated balance sheets.
   The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s in-house counsel that no significant uninsured liability will result from the outcome of the litigation that would have a material adverse effect on the consolidated financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.

Executive Overview
Economic Trends and Current Business Conditions
The Company continues to enjoy favorable demand for its metal and plastic products through the first quarter of 2005. The North American durable goods manufacturing sector, the Company’s primary market, continues to exhibit demand requirements above the already high levels of 2004. The aerospace, oil and gas, mining and construction equipment and truck and railroad equipment sectors are showing particular strength. The Company’s pricing in aggregate is running at levels slightly in excess of the levels experienced at the end of 2004. Much has been published in recent months about global steel supply and demand, and global steel pricing. Most of what has been written describes the steel industry in general terms, and is largely driven by carbon flat-rolled products which dominate the tonnage figures. It is important to note that the Company does not purchase or sell carbon flat-rolled products in any meaningful quantity. The Company’s metal product offerings are predominantly in carbon bar or tubing, alloy bar, high-end specialty metals (such as nickel alloy, stainless steel and aluminum), and carbon plate up to twenty inches thick. The Company’s product offerings and customer demand do not necessarily correlate with the carbon flat-rolled markets or its economics.
Historically, the Company has used The Purchaser’s Managers Index ("PMI") provided by the Institute of Supply Managers to track general demand trends in its customer markets. Table 1 below shows recent PMI trends from the first quarter of 2004 through the first quarter of 2005. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table indicates, there has been sustained growth in the manufacturing sector for several quarters. The Company’s revenue growth, in real terms or net of material price increases, has improved over these same quarters. First quarter 2005 volume growth for the Company on a consolidated basis is approximately 5% ahead of the same quarter in 2004.

Table 1
YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2004	62.4	62.0	60.1	57.5
2005	55.6

Additionally, global steel supply and demand dynamics have driven metal pricing upwards. These dynamics include supplier consolidations, the impact of China on global demand, and global shortages of steel-making raw materials. By year-end 2004, metal prices increased by 40% as compared to year-end 2003.  In the first quarter of 2005, the Company’s metal pricing has stabilized somewhat, but remains slightly higher than year-end 2004 and about 37% ahead of first quarter 2004 levels. Pricing in the specialty metals of nickel alloys, stainless steel and aluminum has increased during the period.
The Company’s plastic segment has also recently benefited from increases in its material pricing. Management estimates that the first quarter 2005 revenue growth in this segment of 25% versus the same period in 2004 includes a 16% favorable material price impact. The volume growth in this business is significantly impacted by a planned long-term geographic expansion that continues in 2005.

Company Financial Condition
In addition to several consecutive quarters of solid earnings performance, the Company continues its efforts to reduce overall borrowings and de-leverage its balance sheet, thus positioning itself towards a higher-grade credit rating status. The Company’s primary short-term borrowing needs are funded through its Accounts Receivable Securitization Facility ("RPF") which expires at the end of 2005. Management has started the process to replace the RPF with a more traditional revolving credit facility to meet its future needs. The Company’s outstanding long-term notes provide for an interest rate reduction in the event the Company does replace the RPF with a revolving facility meeting the requirements under the notes. Management believes the Company is well-positioned at this time for a successful refinancing of the RPF in 2005.

Risk Factors
As part of its current financing agreements with its various lenders, the Company has specific principal payments required over the next few years as summarized below in Table 2 (dollars in millions)

Table 2
	2005	2006	2007	2008	2009 and Beyond
Required Principal Payments on Debt	$9.4	$16.4	$16.4	$19.3	$37.6

In addition, the Company’s principal source of operating cash is derived from earnings and its RPF, which as stated above, expires in December 2005.
Despite the upswing in the manufacturing sector of the economy, there can be no guarantee as to its magnitude or duration. Additionally, as a distributor, the Company’s ability to pass-through supplier-driven material cost increases to its customer base remains critical to meeting debt service requirements and remaining in compliance with its debt covenants. Should economic and market conditions dramatically worsen, management could pursue further options to generate enough cash to fund the required principal payments as outlined in its agreements with its primary lenders. These options could include, but not are not limited to, further operating cost reductions and organizational restructuring, further working capital improvements, deferral of non-essential capital projects, sale of assets or business units, refinancing of the Company through additional equity or debt infusions, or renegotiating existing outstanding indebtedness. Management cannot guarantee that any of these options will be available if needed. Outside of the planned replacement of the RPF with a customary revolving credit facility and normal course management of the business that seeks continuous improvements in commercial and operating performance, none of these options are under consideration at this time. All current business conditions lead management to believe that it will be able to generate sufficient cash from operations and planned working capital improvements, to fund its ongoing capital expenditure program and to meet its debt obligations.

Results of Operations: Year-to-Year Comparisons and Commentary
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2005 and 2004.

Operating Results by Segment
(dollars in millions)

	Quarter Ended March 31,		Fav/(Unfav)
	2005	2004	Fav/ (Unfav )	% Change
Net Sales
Metals	$220.0	$154.7	$65.3	42.2%
Plastics	26.2	20.9	5.3	25.4
Total Net Sales	$246.2	$175.6	$70.6	40.2%

Gross Material Margin
Metals	$64.3	$44.3	$20.0	45.1%
% of Metals	29.2%	28.6%	0.6%
Plastics	8.6	6.9	1.7	24.6%
% of Plastics	32.8%	33.0%	(0.2)%
Total Gross Material Margin	$72.9	$51.2	$21.7	42.4%
% of Total Net Sales	29.6%	29.2%	0.5%

Operating Expense
Metals	$(43.4)	$(38.3)	$(5.1)	13.3%
Plastics	(7.1)	(5.9)	(1.2)	20.3%
Other	(1.1)	(1.1)	—	—
Total Operating Expense	$(51.6)	$(45.3)	$(6.3)	13.9%
% of Total Net Sales	(21.0)%	(25.8)%	4.8%

Operating Income
Metals	$21.0	$6.0	$15.0	250.0%
% of Metals Sales	9.5%	3.9%	5.7%
Plastics	1.5	1.0	0.5	50.0%
% of Plastics Sales	5.7%	4.8%	0.9%
Other	(1.2)	(1.1)	(0.1)	(9.1)%
Total Operating Income	$21.3	$5.9	$15.4	261.0%
% of Total Net Sales	8.7%	3.4%	5.3%
*Otheræ includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales:
Consolidated net sales of $246.2 million increased 40.2%, or $70.6 million, versus the first quarter of 2004. Metal segment sales of $220.0 million were $65.3 million, or 42.2%, ahead of last year. Product mix attributed to the strengthening of demand in the aerospace, and oil and gas industries are key factors in 2005. Increased volume accounted for approximately $8 million, or 5%, of the change with the balance (37%) due to price.
Plastic segment sales of $26.2 million (10.6% of total consolidated sales) were $5.3 million, or 25.4%, stronger than the same quarter of 2004. We estimate that 16% of the year-over-year sales increase is price related with the balance being real volume growth, principally attributed to planned geographic expansion.

Gross Material Margins and Operating Profit:
Consolidated gross material margin of $72.9 million was $21.7 million, or 42.4%, better than last year. Metal segment gross margin of $64.3 million was $20.0 million, or 45.1%, ahead of the first quarter of 2004. Plastic segment gross margin increased by $1.7 million, or 24.6%, to a level of $8.6 million. The Company has been able to maintain its material margin percentages during this period material cost increases.
Total consolidated operating expenses of $51.6 million increased 13.9% versus the first quarter of last year on a 40.2% increase in net sales. Operating expense increased $6.3 million and was 8.9% of incremental net sales period-over-period, reflecting continued strong operating leverage.
The Company's "Other" operating segment includes expenses related to executive, legal and other corporate services which support both the metal and plastic segments. This expense remained relatively flat versus the same period of 2004.
Consolidated operating profit of $21.3 million (8.7% of sales) is $15.4 million better than the first quarter of last year.

Other Income and Expense, and Net Results:
Joint venture equity earnings of $1.5 million were $0.9 million ahead of 2004, reflecting previously mentioned metal market dynamics within the Company’s sole remaining joint venture, Kreher Steel.
Financing costs, which consists of interest expense and discount on sale of accounts receivable, were $2.6 million in the first quarter of 2005 which was equal to the same period in 2004.
Consolidated net income was $11.9 million or $0.75 per basic share (after preferred dividends of $0.2 million) in the first quarter of 2005 versus a consolidated net income of $2.1 million or $0.13 per share (after preferred dividends of $0.2 million) in the corresponding period of 2004.

Critical Accounting Policies:
There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources
The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company utilizes its RPF, as described in more detail in footnote 4 to our consolidated financial statements included in this report, as its primary external funding source for working capital needs.
Cash flow from operating activities in the first quarter of 2005 was a positive $4.4 million. This included a $13.5 million increase in accounts receivable sold under the RPF due to funding requirements in support of increased sales activity.
Working capital, excluding the current portion of long-term debt, of $118.6 million is up $11.8 million since the beginning of the year. Trade receivables of $95.2 million (excluding $30.0 million of receivables sold under the RPF) are up $14.9 million due to strong first quarter sales. However, days sales outstanding (DSO) declined 3.6 days to a level of 42.2 days reflecting lower past due balances outstanding as a percent of sales. Inventory at net book value of $139.2 million, including LIFO (last-in, first-out) reserves of $95.7 million is up $3.6 million from the start of 2005. Days sales in inventory (DSI) of 123 days is up slightly versus the December 31, 2004 level of 120 days.

Capital expenditures in the first quarter of 2005 were $1.0 million versus $1.4 million in the same period last year. Major expenditures included equipment and machinery purchases and information system upgrades and improvements. The Company purchased its former partner’s equity interest in a Mexico joint venture for $1.6 million effective January 1, 2004.
At March 31, 2005, $30.0 million of receivables were sold or utilized under the RPF versus $18.0 million at March 31, 2004. The increased sales under the RPF were a result of an increase in inventory at the end of 2004. Available capacity remaining under this facility was $28.0 million at the end of the first quarter of 2005.
As of March 31, 2005, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

	Required	Actual 3/31/05
Debt-to-Capital Ratio	<0.55	0.34
Working Capital-to-Debt Ratio	>1.00	1.92
Minimum Equity Value	$111.6 Million	$142.2 Million

    Current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories), to fund its ongoing capital expenditure programs and meet its debt obligations.

Commitments and Contingencies
At March 31, 2005 the Company had $1.8 million of irrevocable letters of credit outstanding and $0.7 million of cash on deposit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. This letter of credit is secured with a certificate of deposit, which is included in "Advances to joint ventures and other current assets" on the Company’s consolidated balance sheets.
The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s in-house counsel that no significant uninsured liability will result from the outcome of the litigation that would have a material adverse effect on the consolidated financial position of the Company.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to the risks of increases in interest rates and increased in the cost of metals and plastics, which are the Company’s primary raw materials, that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings and the RPF. Changes in interest rates affect the Company’s variable borrowing costs and the cost of utilizing the RPF. An increase of 1% in interest rates on the variable rate indebtedness and the RPF would increase the Company’s annual interest expense and discount on sale of accounts receivable by approximately $0.3 million. The Company’s raw material costs are comprised primarily of highly engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of goods sold than in its selling price.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
In its annual report on Form 10-K for the year ended December 31, 2004, the Company reported that it had identified certain material weaknesses in its system of internal controls over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange act of 1934, as amended. Specifically, in conducting its evaluation of the Company’s internal control over financial reporting at December 31, 2004, management found a material weakness in the area of inventory controls.
In the third quarter of 2004 the Company replaced its historical procedures of inventory verification with improved procedures for physical inventory counts. This change in internal control over inventory was reported in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004. As a result of initiating improved procedures in the second half of 2004, material inventory adjustments were identified and recorded during the third and fourth quarters of 2004.
In addition, at year-end 2004 a weakness involving controls over inventory stored at third-party processors was identified. The post year-end implementation of expanded procedures identified additional inventory adjustments that were also recorded.
Lastly, management determined that significant deficiencies in the financial close and reporting process existed as of December 31, 2004. As a result of applying more rigorous post year-end procedures, material errors in the Company’s financial statements were identified and appropriate correcting adjustments were recorded. In management’s opinion, those significant deficiencies, in the aggregate, also constituted a material weakness in the Company’s internal controls over financial reporting as of December 31, 2004.
As part of its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described above and (ii) evaluated whether the material weaknesses described above continue to exist. Although the Company believes that the changes in internal controls discussed below address the reported material weaknesses, management cannot conclude that these weaknesses are eliminated until the Company performs further testing of internal controls over financial reporting in subsequent periods. Therefore, the CEO and CFO conclude that the Company’s current disclosure controls and procedures, as designed and implemented, were not effective in ensuring that the information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the Securities and Exchange Commission.

(b)	Changes in Internal Controls
In response to deficiencies in internal control over financial reporting as identified above, management implemented the following changes in the Company’s internal controls over financial reporting during the period ended March 31, 2005.
The Company has adopted procedures requiring certified reporting of Company inventory on-hand by each of the Company’s outside processors not less frequently than on a quarterly basis. Upon receipt of the certified report the Company will perform a reconciliation of the inventory reported by the outside processors to its own internal records. Additionally, each outside processor will be required to provide a certified report of Company inventory on hand to each of the Company’s facilities having inventory at the outside processor in concert with scheduled physical inventory counts to be performed at the Company’s own facilities.
Additionally, management has modified its analysis of certain financial statement accounts during the quarter. Specifically, the Company has adopted the analysis and review methodology used in the audit of its year-end 2004 accrual for insurance reserves and allowance for doubtful accounts as part of its quarterly procedures beginning with the quarter ended March 31, 2005.
Lastly, in 2005 the Company has expanded the scope of services to be performed by its third-party professional tax services firm to include a more thorough analysis and review of its tax provision and related tax filings.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant except for the litigation.

Item 6.	Exhibits and Reports on Form 8-K
Exhibit 31.1 Certification Pursuant to Section 302 by CEO
Exhibit 31.2 Certification Pursuant to Section 302 by CFO
Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date:May 5, 2005	By:	/s/ Henry J. Veith
Henry J. Veith Controller
(Mr. Veith is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, G. Thomas McKane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;:

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)] for the Registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:	May 5, 2005	By:	/s/ G. Thomas McKane
G. Thomas McKane
Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence A. Boik, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of A. M. Castle & Co.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] and internal control over financial reporting [as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)] for the Registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:	May 5, 2005	By:	/s/ Lawrence A. Boik
Lawrence A. Boik
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), G. Thomas McKane, President and Chief Executive Officer (Principal Executive Officer) and Lawrence A. Boik, Vice President and Chief Financial Officer (Principal Financial Officer) of the Company, respectively, do each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company and its subsidiaries.

/s/ G. Thomas McKane
G. Thomas McKane
Chairman and Chief Executive Officer
(Principal Executive Officer)
May 5, 2005

/s/ Lawrence A. Boik
Lawrence A. Boik
Vice President and Chief Financial Officer
(Principal Financial Officer)
May 5, 2005