Form 10-Q
period 2005-05-30
CASTLE A M & CO
filed 2005-08-05
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	June 30, 2005	or,

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.
Exact name of registrant as specified in its charter

Maryland	36-0879160
(State or Other Jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone, including area code	847/455-7111

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

Yes	X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, $0.01 Par Value Preferred Stock, No Par Value	15,926,769 shares 12,000 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Part I. Finanical Information		Page Number

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-21

Item 3	Quantitative and Qualitative Disclosure About Market Risk	21

Item 4	Control and Procedures	21-22

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	23

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	As of
Unaudited*	June 30	Dec. 31	June 30
	2005*	2004	2004*
ASSETS
Current assets
Cash and equivalents	$5,265	$3,106	$4,503
Accounts receivable, less allowances of $2,023 in June 2005, $1,760 in December 2004, and $449 in June 2004	102,268	80,323	91,714
Inventories (principally on last-in first-out basis) (latest cost higher by approximately $94,300 in June 2005, $92,500 in December 2004, and $65,100 in June 2004)	129,645	135,588	105,224
Income tax receivable	289	169	408
Assets held for sale	995	995	1,059
Other current assets, including advances to joint venture	7,419	7,325	8,658
Total current assets	245,881	227,506	211,566
Investment in joint venture	9,671	8,463	5,973
Goodwill	32,188	32,201	31,925
Pension assets	41,604	42,262	42,169
Advances to joint venture and other assets	7,026	7,586	7,464
Property, plant and equipment, at cost
Land	4,770	4,771	4,766
Building	45,587	45,514	47,131
Machinery and equipment	126,346	124,641	119,883
	176,703	174,926	171,780
Less - accumulated depreciation	(114,147)	(109,928)	(105,133)
	62,556	64,998	66,647
Total assets	$398,926	$383,016	$365,744

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$86,740	$93,342	$87,299
Accrued liabilities and deferred gains	25,183	23,016	21,652
Current and deferred income taxes	9,114	4,349	2,377
Current portion of long-term debt	16,390	11,607	13,057
Total current liabilities	137,427	132,314	124,385
Long-term debt, less current portion	73,491	89,771	89,187
Deferred income taxes	20,809	19,668	20,147
Deferred gain on sale of assets	6,038	6,465	6,902
Minority interest	1,655	1,644	1,262
Postretirement benefits obligations	2,992	2,905	2,758
Stockholders' equity
Preferred stock, no par value - 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239	11,239
Common stock, $0.01 par value - authorized 30,000,000 shares; issued and outstanding 15,926,769 at June 2005, 15,806,366 at December 2004, and 15,793,937 at June 2004	159	159	159
Additional paid in capital	39,063	35,082	35,009
Earnings reinvested in the business	107,020	82,400	74,300
Accumulated other comprehensive income	1,430	1,616	663
Other - deferred compensation	-	(2)	(22)
Treasury stock, at cost - 202,524 shares at June 2005, 62,065 shares at December 2004, and 59,260 shares at June 2004	(2,397)	(245)	(245)
Total stockholders' equity	156,514	130,249	121,103
Total liabilities and stockholders' equity	$398,926	$383,016	$365,744

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF INCOME	For the Three		For the Six
(Dollars in thousands, except per share data)	Months Ended		Months Ended
Unaudited	Jun 30		Jun 30
	2005	2004	2005	2004

Net sales	$250,967	$188,221	$497,170	$363,854
Cost of material sold	(175,449)	(131,865)	(348,749)	(256,346)
Gross material margin	75,518	56,356	148,421	107,508

Plant and delivery expense	(27,347)	(23,405)	(53,715)	(47,001)
Sales, general, and administrative expense	(23,717)	(19,315)	(46,672)	(38,771)
Depreciation and amortization expense	(2,274)	(2,244)	(4,547)	(4,491)
Total operating expense	(53,338)	(44,964)	(104,934)	(90,263)

Operating income	22,180	11,392	43,487	17,245

Interest expense, net	(2,027)	(2,218)	(4,110)	(4,532)
Discount on sale of accounts receivable	(464)	(234)	(1,000)	(517)

Income before income tax and equity in joint venture	19,689	8,940	38,377	12,196

Income taxes
Federal	(5,776)	(2,231)	(11,224)	(2,836)
State	(789)	(552)	(2,076)	(729)
Foreign	(759)	(828)	(1,509)	(1,382)
	(7,324)	(3,611)	(14,809)	(4,947)
Net income before equity in joint venture	12,365	5,329	23,568	7,249

Equity earnings of joint venture	1,016	1,104	2,525	1,739
Income taxes - joint venture	(399)	(435)	(993)	(685)
Net income	12,982	5,998	25,100	8,303

Preferred dividends	(240)	(240)	(480)	(480)
Net income applicable to common stock	$12,742	$5,758	$24,620	$7,823

Basic earnings per share	$0.80	$0.36	$1.55	$0.50
Diluted earnings per share	$0.72	$0.35	$1.40	$0.47

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Six Months
Unaudited	Ended June 30
	2005	2004

Cash flows from operating activities:
Net income	$25,100	$8,303
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	4,547	4,491
Amortization of deferred gain	(427)	(402)
Equity in earnings from joint venture	(2,525)	(1,739)
Deferred income taxes	1,586	1,603
Non-cash pension loss and postretirement benefits	1,124	210
Deferred stock compensation	1,652	-
Other	148	698
Increase (decrease) from changes in:
Accounts receivable sold (purchased)	5,000	(5,000)
Accounts receivable	(27,121)	(31,373)
Inventory	5,711	13,650
Accounts payable and accrued liabilities	(4,276)	21,217
Other current assets	(96)	(1,763)
Income taxes payable	4,213	2,433
Net cash from operating activities	14,636	12,327

Cash flows from investing activities:
Investments and acquisitions	-	(1,744)
Dividends from joint venture	1,334	207
Capital expenditures	(2,204)	(2,372)
Net cash from investing activities	(870)	(3,909)

Cash flows from financing activities:
Repayment of long-term debt	(11,346)	(5,826)
Preferred stock dividend	(480)	(480)
Other	177	(94)
Net cash from financing activities	(11,649)	(6,400)

Effect of exchange rate changes on cash	42	30

Net increase in cash	2,159	2,048

Cash - beginning of year	$3,106	$2,455
Cash - end of period	$5,265	$4,503

Supplemental cash disclosure - cash paid during the period:
Interest	$(4,558)	$(4,569)
Income taxes	$(9,417)	$(1,448)

The accompanying notes are an integral part of these statements

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Consolidated Financial Statements
The consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2004 is derived from the audited consolidated financial statements at that date. A.M. Castle & Co. (the "Company") believes that the disclosures are adequate to make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations at the dates and for the periods then ended. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The 2005 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2.	New Accounting Standards
New Accounting Standards— In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share Based Payment". The revised SFAS No. 123(R) requires that the fair value of stock options be recorded in the results of operations beginning no later than January 1, 2006. The effect of adopting the new rule on reported diluted earnings per share is dependent on the number of options, restricted shares or other stock based compensation granted; the terms of those awards and their fair values. The Company expects to adopt the revised rules on January 1, 2006.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income	$12,982	$5,998	$25,100	$8,303
Preferred dividends	(240)	(240)	(480)	(480)
Net income applicable to common stock	$12,742	$5,758	$24,620	$7,823
Weighted average common shares outstanding	15,884	15,793	15,851	15,792
Dilutive effect of outstanding employee and directors’ common stock options and restricted and preferred stock	2,053	871	2,059	716
Diluted common shares outstanding	17,937	16,664	17,910	16,508

Basic income per common share	$0.80	$0.36	$1.55	$0.50
Diluted income per common share	$0.72	$0.35	$1.40	$0.47

Outstanding employee and directors' common stock options and restricted and preferred stock shares having no dilutive effect	1,903	977	1,896	977

4. Accounts Receivable Securitization
The Company utilized a special purpose, fully consolidated, bankruptcy remote company ("Castle SPFD, LLC") for the sole purpose of buying receivables from the Company and selected subsidiaries of the Company, and selling an undivided interest in a base of receivables to a third-party finance company. Castle SPFD, LLC retained an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest. The Accounts Receivable Purchase Facility ("RPF"), requires early amortization if Castle SPFD, LLC did not maintain a required minimum equity balance or if certain ratios related to the collectibility of the receivables are not maintained. The dollar amount of receivables permitted to be sold under the RPF was limited to the lesser of a calculated funding base or $60.0 million. As of June 30, 2005, $21.5 million of accounts receivable were sold to the finance company and an additional $35.7 million could have been sold under the RPF. The amount sold to the finance company at December 31, 2004 and June 30, 2004 was $16.5 million and $8.0 million, respectively. See Note 12.
The sale of accounts receivable to Castle SPFD, LLC is reflected as a reduction of "accounts receivable, net" in the Consolidated Balance Sheets and the proceeds received from such sales are included in "net cash from operating activities" in the Condensed Statements of Cash Flows. Sales proceeds from the receivables were less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs are charged to "discount on sale of accounts receivable" in the Consolidated Statements of Income. The discount rate as of June 30, 2005 was 4.9%.

5.	Goodwill
During the first quarter of 2004 the Company’s Metals segment purchased the remaining 50% interest in its Mexican joint venture and the Company’s wholly-owned subsidiary, Total Plastics, Inc. ("TPI") purchased, in the Plastics segment, the remaining 40% interest in its Paramont Machine Company ("Paramont") subsidiary (both of these entities are now wholly owned). Based on the purchase price of these entities and the valuations required by SFAS No. 141 "Business Combinations", additional net goodwill of $0.3 million was recorded.
  The Company performs an annual impairment test on goodwill and other intangible assets during the first quarter of each fiscal year. Based on the test made during the first quarter of 2005, the Company has determined that there is no impairment to the Company’s goodwill balance of $32.2 million.

The changes in carrying amounts of goodwill were as follows (in thousands):

	Metals Segment	Plastics Segment	Total
Balance as of December 31, 2004	$19,228	$12,973	$32,201
Currency Valuation	(13)	—	(13)
Balance as of June 30, 2005	$19,215	$12,973	$32,188

6.	Acquisitions
Effective January 1, 2004, the Company purchased the remaining joint venture partner's interest in Castle de Mexico, S.A. de C.V. ("Castle de Mexico") for $1.6 million. Castle de Mexico is a distribution company, which sells to a wide range of businesses within the durable goods sector throughout Mexico.
On March 31, 2004, the Company’s wholly-owned subsidiary, TPI, purchased the remaining 40% interest of its joint venture partner in its Paramont subsidiary for $0.4 million. Paramont is a manufacturer of plastic parts and components which sells to a variety of businesses located primarily in the Midwest.
These entities, now wholly owned subsidiaries, have been consolidated in the Company's financial statements as of the effective date of the acquisitions.

7.	LIFO
Inventory determination under the last-in first-out (LIFO) method is made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2005 and 2004, must necessarily be based on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results may not be reflective of LIFO inventory valuations at fiscal year-end.
Current replacement cost of inventories exceeded book value by $94.3 million and $65.1 million at June 30, 2005 and June 30, 2004, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

8.  Stock Options
Valuation Assumptions - As required, the Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", for the periods ended June 30, 2005 and 2004. The pro-forma fair value of the stock options granted has been estimated using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 3.1% to 4.5%, expected dividend yield of zero, option life of 10 years, and expected volatility from 30.0% to 50.0%. There were no options granted in the first half of 2005.

During the second quarter of 2005 the Company instituted a long-term incentive compensation program, which awards stock compensation based on the Company’s performance over a three-year period against established earnings and return-on-total capital targets established by the Board. This program would award 379,700 shares of common stock if targets are met and could award up to 759,400 shares if targets are exceeded depending upon ultimate performance during the three-year period (2005-2007). No stock is awarded if targets are not met. The plan is accounted for as a variable compensation plan under the guidelines set forth in Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issues to Employees". The total compensation expense for both the second quarter and the first six months ended June 30, 2005 was $1.7 million. The expense is reflected in the "Sales, general, and administrative expense" line of the Consolidated Statements of Income and reduces "Additional paid in capital" on the Consolidated Balance Sheet.
The following table summarizes, on a pro-forma basis, the effects on the Company's net income had compensation expense been recognized using the fair value expense provision of SFAS No. 123(R).

Pro-Forma Income Information
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$12,742	$5,758	$24,620	$7,823
Add back: Stock based employee compensation expense included in reported net income	1,652	—	1,652	—
Less: Pro-forma effect of stock based compensation
under fair value based method for all awards	(1,808)	(233)	(2,277)	(466)
Pro-forma net income applicable to common stock	$12,586	$5,525	$23,995	$7,357

Total basic diluted income per share, as reported	$0.80	$0.36	$1.55	$0.50

Total diluted income per share, as reported	$0.72	$0.35	$1.40	$0.47
Pro-forma income per share:
Basic	$0.79	$0.35	$1.51	$0.47
Diluted	$0.72	$0.34	$1.37	$0.44

9.	Segment Reporting
The Company distributes and performs first stage processing on both metals and plastics. Although the distribution process is similar, different products are offered and different customers are served by each of these businesses and, therefore, they are considered separate segments under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".
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

The following is the segment information for the quarters ended June 30, 2005 and 2004:

(dollars in millions)	Net Sales	Gross Mat’l Margin	Other Oper Expense	Operating Income (Loss)
2005
Metals Segment	$222.1	$663	$(42.3)	$24.0
Plastics Segment	28.9	9.2	(7.2)	2.0
Other	—	—	(3.8)	(3.8)
Consolidated	$251.0	$75.5	$(53.3)	$22.2

2004
Metals Segment	$166.1	$49.1	$(38.1)	$11.0
Plastics Segment	22.1	7.3	(5.7)	1.6
Other	—	—	(1.2)	(1.2)
Consolidated	$188.2	$56.4	$(45.0)	$11.4

The following is the segment information for the six-months ended June 30, 2005 and 2004:

(dollars in millions)	Net Sales	Gross Mat’l Margin	Other Oper Expense	Operating Income (Loss)
2005
Metals Segment	$442.1	$130.6	$(85.6)	$45.0
Plastics Segment	55.1	17.8	(14.3)	3.5
Other	—	—	(5.0)	(5.0)
Consolidated	$497.2	$148.4	$(104.9)	$43.5

2004
Metals Segment	$320.8	$93.3	$(76.6)	$16.7
Plastics Segment	43.0	14.2	(11.5)	2.7
Other	—	—	(2.2)	(2.2)
Consolidated	$363.8	$107.5	$(90.3)	$17.2

"Other" — Operating expense includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company for all periods presented.

The segment information for total assets at June 30, 2005, December 31, 2004 and June 30, 2004 was as follows:

(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Metals Segment	$348,544	$338,558	$332,900
Plastics Segment	50,093	44,289	32,436
Other	289	169	408
Consolidated	$398,926	$383,016	$365,744

"Other" — Assets consist solely of the Company's income tax receivable (the segments file a consolidated federal income tax return).

10.	Pension and Postretirement Benefits

The following are the components of the net pension and postretirement benefit cost for the quarters ended June 30, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
Service cost	$(685.9)	$(594.2)	$(34.6)	$(29.0)	$(720.5)	$(623.2)
Interest cost	(1,548.3)	(1,448.1)	(44.7)	(38.1)	(1,593.0)	(1,486.2)
Expected return on plan assets	2,394.2	2,396.7	—	—	2,394.2	2,396.7
Amortization prior service cost	(15.8)	(16.9)	(11.9)	(11.9)	(27.7)	(28.8)
Amortization net (loss) gain	(614.7)	(366.3)	0.1	2.4	(614.6)	(363.9)
Net periodic cost	$(470.5)	$(28.8)	$(91.1)	$(76.6)	$(561.6)	$(105.4)

The following are the components of the net pension and postretirement benefit cost for the six months ended June 30, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004
Service cost	$(1,371.8)	$(1,188.4)	$(69.2)	$(58.0)	$(1,441.0)	$(1,246.4)
Interest cost	(3,096.6)	(2,896.2)	(89.4)	(76.2)	(3,186.0)	(2,972.4)
Expected return on plan assets	4,788.4	4,793.4	—	—	4,788.4	4,793.4
Amortization prior service cost	(31.6)	(33.8)	(23.8)	(23.8)	(55.4)	(57.6)
Amortization net (loss) gain	(1,229.4)	(732.6)	0.2	4.8	(1,229.2)	(727.8)
Net periodic (cost) benefit	$(941.0)	$(57.6)	$(182.2)	$(153.2)	$(1,123.2)	$(210.8)

As of June 30, 2005 the Company has not made any cash contributions to its pension plans for this fiscal year nor does it currently anticipate contributing to these plans in 2005. The Company did not contribute to its pension plans in 2004.

  11.   Commitments and Contingent Liabilities
    At June 30, 2005 the Company had $1.8 million of irrevocable letters of credit outstanding and $0.7 million of cash on deposit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. This letter of credit is secured with a certificate of deposit, which is included in "Advances to joint venture and other current assets" on the Company’s consolidated balance sheets.
The Company is the defendant in various lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s management that no significant uninsured or insured liability will result from the outcome of the litigation that would have a material adverse effect on the consolidated results of operations, financial position, or cash flows of the Company.

12	SubsequentEvent - Debt Refinancing:
On July 29, 2005 the Company obtained an $82.0 million, five-year senior secured revolving credit agreement (the "Revolver") with a syndicate of U.S. banks. Of the $82.0 million commitment, $7.0 million is a Canadian loan secured by the Company’s Canadian assets. The balance of the commitment is a U.S. based loan secured by the U.S. assets of the Company. The Revolver is an asset-based loan with a borrowing base that fluctuates primarily with the Company’s consolidated receivables and inventory levels. The lenders included in the Revolver syndicate are ranked pari-passu with the Company’s existing long-term note holders. The Revolver contains the same affirmative, negative and financial covenants as those contained in the Company’s existing long-term note agreements including a maximum debt-to working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. The interest payable on the funds borrowed is initially established at LIBOR plus 1.375% through September 30, 2005. The rate is based upon on a pricing grid and will fluctuate depending on established debt-to-total capital targets as calculated on a quarterly basis. The Revolver, similar to the existing long-term note agreements, includes a provision to release security or asset liens should the Company achieve an investment grade rating.
The Company used proceeds available under the Revolver to terminate the RPF and its former revolving credit agreement with a Canadian bank. With the termination of the RPF, outstanding borrowings under the Revolver will be classified as debt beginning with the Company’s third quarter 2005 consolidated balance sheet. In addition, the Company’s current outstanding long-term notes provide for an interest rate reduction contingent upon the replacement of the RPF with a revolving credit facility meeting the requirements under the notes.
Available proceeds under the Revolver will be used primarily to fund future working capital or other operating needs of the business.
Item 1.01 of the Form 8-K filed on August 3, 2005 by the Company is hereby incorporated by this reference.

   13.   Comprehensive Income
The components of comprehensive income are summarized in the following table (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income	$12,982	$5,998	$25,100	$8,303
Foreign currency translation	(213)	(120)	(186)	(387)
Total comprehensive income	$12,769	$5,878	$24,914	$7,916

There was no tax impact on the foreign currency translation adjustment.

Other comprehensive income as depicted on the consolidated balance sheet consisted of the following (dollars in thousands):

	June 30, 2005	Dec. 31, 2004
Foreign currency translation	$2,166	$2,352
Minimum pension liability, net of tax	(736)	(736)
Total	$1,430	$1,616

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.

Executive Overview
General Business
The Company is a specialty metals and plastics distribution company serving the North American market. The Company distributes a broad range of product inventories and provides various processing to its customers through two business segments: Metals and Plastics.
Sales from the Metals segment represented 89% of total consolidated sales of the Company for the six-months ended June 30, 2005. Products included in this segment include carbon and alloy bars; nickel alloys, stainless steel and aluminum, sold in all forms; carbon and alloy plate; and carbon tubing. The Metals segment market strategies focus on distributing and processing the more highly engineered grades and alloys of metals for customers within the producer durable goods sector of the North American economy. Typical end use industries purchasing the Company’s metal products include heavy-duty equipment manufacturers in a variety of industries, such as agriculture, construction, mining, industrial and transportation, aerospace, oil and gas equipment, machine tools, and hand and power tools.
The Plastics segment represented the remaining 11% of the Company’s June 2005 year-to-date consolidated net sales. This segment distributes a wide array of products such as clear sheet; plate, rod and tube; corrosion and abrasion resistant plastic; and tapes and gaskets. Types of processing services performed include cutting to length or shape and forming. Its customer base is diversified and includes retailers, original equipment manufacturers, boat builders, office furniture manufacturers, and transportation equipment providers.

Economic Trends and Current Business Conditions
The Company’s primary markets continued to exhibit demand requirements above 2004 levels through the first-half of this year. The aerospace, oil and gas, mining and construction equipment, and truck and railroad equipment sectors remained the strongest in early 2005. The Company’s metals pricing in aggregate is currently running at levels slightly in excess of the levels experienced at the end of 2004. Much has been published in recent months about global steel supply and demand, and global steel pricing. Most of what has been written describes the steel industry in general terms, and is largely driven by carbon flat-rolled products, which is the largest product segment of the industry. The Company does not purchase or sell carbon flat-rolled products in any meaningful quantity. The Company’s metal product offerings predominantly consist of carbon bar and tubing, alloy bar, high-end specialty metals (such as nickel alloy, stainless steel and aluminum), and carbon plate. The Company’s metal product offerings and customer demand do not necessarily correlate with the market for carbon flat-rolled products or its economics.
Historically, the Company has used the Purchaser’s Managers Index ("PMI") provided by the Institute of Supply Managers to track general demand trends in its customer markets. Table 1 below shows recent PMI trends from the first quarter of 2004 through the second quarter of 2005. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As Table 1 indicates, there has been sustained growth in the manufacturing sector for several quarters. The Company’s revenue growth, net of material price increases, has improved over these same quarters.

Table 1
YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2004	62.4	62.0	60.1	57.5
2005	55.6	52.8

In 2004, global steel supply and demand dynamics drove metal pricing upwards. These dynamics included supplier consolidations, the impact of China on global demand, and global shortages of steel-making raw materials. By year-end 2004, metal prices across our product offerings had increased by 40% as compared to year-end 2003. In the first and second quarters of 2005, the Company’s overall metal pricing stabilized somewhat, but remained slightly higher than year-end 2004. Pricing of specialty metals, including nickel alloys, stainless steel and aluminum increased during the first six-months of the current year while certain carbon products have declined in price.
Demand in the plastics markets the Company serves also remained strong through the first-half of 2005. The Plastics segment has also benefited from planned geographic expansion as four new branches have been opened since late 2002. This growth strategy for the Plastics segment continued into 2005.
The Company’s Plastics segment has also recently benefited from increases in its material pricing. Management estimates that second quarter material prices in this segment are 9.0% higher than at the end of 2004.
Consolidated sales volume growth, excluding the impact of material price increases, for the second quarter of 2005 was approximately 9.1% with an increase in total net sales of 33.4% over the same period last year. For the first six-months of 2005, consolidated net sales were 36.7% higher than net sales in the same period of 2004, with volume growth net of material price increases, of approximately 6.0%.

Company Financial Condition
The Company continues its efforts to reduce overall borrowings and de-leverage its balance sheet, with the goal of positioning itself for a higher-grade credit rating status. Historically, the Company’s primary short-term capital needs were funded through its RPF, which would have expired pursuant to its terms at the end of 2005. On July 29, 2005, the Company replaced the RPF with the Revolver, an $82 million, five-year senior secured revolving credit facility. The Revolver will decrease the Company’s financing costs, thereby increasing the Company’s financial strength and flexibility to grow the business. In addition, the Company’s current outstanding long-term notes provide for an interest rate reduction contingent upon the replacement of the RPF with a revolving credit facility meeting the requirements under the notes. More of the details of the Revolver and the expected rate reduction on the long-term notes can be found within Note 12 to the Company’s consolidated financial statements for further details on the Revolver.

Risk Factors - Liquidity
As part of its current financing agreements with its various lenders, the Company has specific principal payments required over the next few years as summarized below in Table 2 (dollars in millions):

Table 2
	2005	2006	2007	2008	2009 and Beyond
Required Principal Payments on Debt	$0.3	$16.4	$16.4	$19.3	$37.6

The Company’s principal sources of operating cash going forward are expected to be derived from earnings and its Revolver.
Despite the upswing in the manufacturing sector of the economy, there can be no guarantee as to its magnitude or duration. Additionally, as a distributor, the Company’s ability to pass-through supplier-driven material cost increases to its customer base remains critical to meeting debt service requirements and remaining in compliance with its debt covenants. Should economic and market conditions dramatically worsen, management could pursue further options to generate enough cash to fund the required principal payments as outlined in its agreements with its primary lenders. These options could include, but not are not limited to, further operating cost reductions and organizational restructuring, further working capital improvements, deferral of non-essential capital projects, sale of assets or business units, refinancing of the Company through additional equity or debt infusions, or renegotiating existing outstanding indebtedness. Management cannot guarantee that any of these options will be available if needed. None of these options are under consideration at this time. All current business conditions lead management to believe that it will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure program and to meet its debt obligations.

Results of Operations: Second Quarter Comparisons and Commentary
Consolidated results by business segment are summarized in the following table for the quarters ended June 30, 2005 and 2004.

Operating Results by Segment
(dollars in millions)

	Quarter Ended June 30,		Fav/(Unfav)
	2005	2004	$ Change	% Change
Net Sales
Metals	$222.1	$166.1	$56.0	33.7%
Plastics	28.9	22.1	6.8	30.8%
Total Net Sales	$251.0	$188.2	$62.8	33.4%

Gross Material Margin
Metals	$66.3	$49.1	$17.2	35.0%
% of Metals Sales	29.9%	29.5%	0.3%
Plastics	9.2	7.3	1.9	26.0%
% of Plastics Sales	31.8%	33.0%	(1.2)%
Total Gross Material Margin	$75.5	$56.4	$19.1	33.9%
% of Total Net Sales	30.1%	29.9%	0.1%

Operating Expense
Metals	$(42.3)	$(38.1)	$(4.2)	11.0%
Metals	(7.2)	(5.7)	(1.5)	26.3%
Other	(3.8)	(1.2)	(2.6)	216.7%
Total Operating Expense	$(53.3)	$(45.0)	$(8.3)	18.4%
% of Total Net Sales	(21.2)%	(23.9)%	2.7%

Operating Income
Metals	$24.0	$11.0	$13.0	118.2%
% of Metals Sales	10.8%	6.6%	4.2%
Plastics	2.0	1.6	0.4	25.0%
% of Plastics Sales	6.9%	7.2%	(0.3)%
Other	(3.8)	(1.2)	(2.6)	216.7%
Total Operating Income	$22.2	$11.4	$10.8	94.7%
% of Total Net Sales	8.8%	6.1%	2.8%

"Other" includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales:
Consolidated net sales of $251.0 million for the second quarter of 2005 were $62.8 million or 33.4% stronger than the same quarter last year. Metals segment sales of $222.1 million were $56.0 million, or 33.7%, ahead of last year. Strong demand continued across our customer base with particular strength in the construction and mining equipment, aerospace, and oil and gas markets. Sales volume growth, net of material price increases, was 8.4% for this business with material price increases estimated to be 23.3% higher than second quarter 2004 levels.

Plastics segment sales of $28.9 million were $6.8 million, or 30.8%, higher than the same quarter of 2004. Sales volume, net of material price changes, increased by approximately 14.2% quarter over quarter, primarily due to the opening of two new branches in 2004 and general market conditions. The remainder of the revenue growth is attributable to an increase in material pricing levels of approximately 14.6% in the second quarter of 2005 as compared to the same period of 2004.

Gross Material Margin and Operating Profit:
Consolidated gross material margin of $75.5 million was $19.1 million, or 33.9%, better than the same quarter of 2004. Metals segment gross material margin of $66.3 million was $17.3 million, or 35.3% higher, due to increased sales levels. The Company has been able to maintain its gross material margin in its Metals segment throughout the volatile material price environment that began in late 2003.
Plastics segment gross material margin increased by $1.9 million, or 26.0%, to $9.2 million in the second quarter of 2005. Quarter over quarter, gross material margin as a percent of sales declined slightly within this segment, reflecting a delay between increases in material prices imposed upon us by our suppliers and our ability to pass through these increases to our larger customer accounts.
Total consolidated operating expenses of $53.3 million, were $8.3 million higher than the second quarter of last year. This increase reflects added variable labor and related shop floor costs to service higher levels of business activity, including processing services provided to our customers. Consolidated operating expense as a percent of gross material margin for the second quarter of 2005 decreased to 70.6%, compared to 79.7% one year ago. This was due primarily to continued productivity improvements within the Metals segment on incremental sales growth in the quarter.
The Company's "Other" operating segment includes expenses related to executive, legal and other corporate services which support both the Metals and Plastics segments. The $2.6 million increase in this category compared to the second quarter of 2004 is primarily due to increased employee incentive plan accruals that relate to certain earnings and working capital targets established by the Company and its Board of Directors at the beginning of 2005. Continued strong performance in earnings and working capital through the second quarter has resulted in an increase in incentive related expense.
Consolidated operating profit of $22.2 million, or 8.8% of sales, was $10.8 million higher than the second quarter of last year.

Other Income and Expense, and Net Results:
Joint venture equity earnings of $1.0 million for the second quarter of 2005 were consistent with the same period of 2004.
Financing costs, which consist of interest expense and discount on sale of accounts receivable under the RPF, were $2.5 million in the second quarter of 2005 and equal to last year.
Consolidated net income (after preferred dividends of $0.2 million) was $12.7 million, or $0.80 per basic share, for the second quarter of 2005 versus a consolidated net income (after preferred dividends of $0.2 million) of $5.8 million or $0.36 per basic share in the corresponding period of 2004.

Results of Operations: Six-Month Comparisons and Commentary
Consolidated results by business segment are summarized in the following table for the six-months ended June 30, 2005 and 2004.

	Six-Months Ended June 30,		Fav/(Unfav)
	2005	2004	$ Change	% Change
Net Sales
Metals	$442.1	$320.8	$121.3	37.8%
Plastics	55.1	43.0	12.1	28.1%
Total Net Sales	$497.2	$363.8	$133.4	36.7%

Gross Material Margin
Metals	$130.6	$93.3	$37.3	40.0%
% of Metals Sales	29.5%	29.1%	0.5%
Plastics	17.8	14.2	3.6	25.4%
% of Plastics Sales	32.3%	33.0%	(0.7)%
Total Gross Material Margin	$148.4	$107.5	$40.9	38.0%
% of Total Net Sales	29.8%	29.5%	0.3%

Operating Expense
Metals	$(85.6)	$(76.6)	$(9.0)	11.7%
Plastics	(14.3)	(11.5)	(2.8)	24.3%
Other	(5.0)	(2.2)	(2.8)	127.3%
Total Operating Expense	$(104.9)	$(90.3)	$(14.6)	16.2%
% of Total Net Sales	(21.1)%	(24.8)%	3.7%

Operating Income
Metals	$45.0	$16.7	$28.3	169.5%
% of Metals Sales	10.2%	5.2%	5.0%
Plastics	3.5	2.7	0.8	29.6%
% of Plastics Sales	6.4%	6.3%	0.1%
Other	(5.0)	(2.2)	(2.8)	127.3%
Total Operating Income	$43.5	$17.2	$26.3	152.9%
% of Total Net Sales	8.7%	4.7%	4.0%

"Other" includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales:
Six-month 2005 consolidated net sales of $497.2 million were $133.4 million, or 36.7%, stronger than last year. Metals segment sales of $442.1 million were $121.3 million, or 37.8%, ahead of last year. Strong demand existed across our customer base through the first half of 2005. For the six months ended June 30, 2005, Metals segment sales volume, net of material price increases, was 5.3% higher than for the same period in 2004. Metals material prices were approximately 30.8% higher than the corresponding 2004 period.
Plastics segment sales of $55.1 million were $12.1 million, or 28.1%, higher than the first-half of 2004. Approximately one-half of this revenue increase was attributable to higher material pricing levels. The balance of the year-over-year sales increase in the Plastics segment was due to increased customer demand.

Gross Material Margin and Operating Profit:
Consolidated gross material margin for the first six-months of 2005 was $148.4 million, or 38.0% higher than the same period of 2004. Metals segment gross material margin of $130.6 million was $37.3 million, or 40.0%, higher than last year due to increased sales levels. Margin as a percent of sales increased slightly versus last year, mostly due to favorable product mix and increased metal processing activity.
Plastics segment gross material margin increased by $3.6 million, or 25.4%, to a level of $17.8 million versus the first six-months of 2004. Gross material margin as a percentage of sales declined slightly within the Plastics segment, reflecting a delay between increases in material prices imposed upon us by our suppliers and our ability to pass-through these increases to our larger customer accounts.
Year-to-date consolidated operating expenses of $104.9 million, were $14.6 million higher than last year, largely due to increased overall volume and related processing activity. Six-month operating expense as a percent of gross margin was 70.7% versus 84.0% one year ago.
The $2.8 million increase in the Company’s "Other" operating segment compared to the first-half of 2004 is primarily due to increased employee incentive plan accruals that related to certain earnings and working capital targets established by the Company and its Board of Directors at the beginning of 2005. Continued strong performance in earnings and working capital through the second quarter has resulted in an increase in incentive related expense.
Consolidated operating profit of $43.5 million, or 8.7% of sales, was $26.3 million better than last year.

Other Income and Expense, and Net Results:
Joint venture equity earnings for the first-half of 2005 of $2.5 million were $0.8 million ahead of the corresponding period in 2004.
Six-month financing costs, which consist of interest expense and discount on sale of accounts receivable under the RPF, were $5.1 million for both periods.
Year-to-date consolidated net income (after preferred dividends of $0.5 million) was $24.6 million, or $1.55 per basic share, versus $7.8 million, or $0.50 per basic share, in the corresponding period of 2004.

Critical Accounting Policies:
There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition— Revenue from product sales is predominantly recognized upon shipment, when title passes to the customer and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby inventory is shipped to the customer, but revenue is not recorded until the customer consumes product from the consigned inventory and title has passed. Consigned inventory revenue for the six-month period ended June 30, 2005 was $6.2 million (or 1.3% of consolidated year-to-date sales) versus $4.8 million for the first six-months ended June 30, 2004 (or 1.3% of year-to-date 2004 consolidated sales). Inventory on consignment at customers as of June 30, 2005 was $1.2 million, or 0.9%, of consolidated net inventory as reported on the Company’s consolidated balance sheet.

Liquidity and Capital Resources
The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company utilized its RPF, as described in more detail in Note 4 to our consolidated financial statements included in this report, as its primary external funding source for working capital needs. On July 29, 2005, the RPF was replaced with the Revolver, an $82 million, five-year senior secured revolving credit facility. Refer to Note 12 to our consolidated financial statements for more details about the Revolver.
Cash flow from operating activities for the first-half of 2005 was a positive $14.6 million, largely driven by strong earnings. This also included a $5.0 million increase in accounts receivable sold under the RPF, which was used to fund working capital needs.
Working capital, excluding the current portion of long-term debt of $124.8 million is up $18.0 million since the beginning of the year. Trade receivables of $102.3 million (excluding $21.5 million of receivables sold under the RPF) are up $22.0 million due to strong six-month sales. However, days sales outstanding (DSO) at the end of June 2005 of 43.2 days is 2.9 days lower than the start of the year, largely due to smaller past due amounts. Inventory at net book value of $129.6 million, including LIFO (last-in, first-out) reserves of $94.3 million, is down $5.9 million year-to-date. Days sales in inventory (DSI) of 118 days is the lowest level this year as the Company has continued to reduce high unit stock levels which resulted from unexpected shrinkage in mill lead times during late 2004.
Capital expenditures in the first-half of 2005 were $2.2 million versus $2.4 million in the same period last year. Major expenditures included equipment and machinery purchases and information system upgrades and improvements. In the second quarter of 2005, the Company initiated a multi-year capital project to replace its existing primary computer system with new technology. This project includes a capital commitment estimated at $3.0 million to $5.0 million over the next two to three years. We expect to fund this project from internally generated cash flow and borrowings under the Revolver.
At June 30, 2005, $21.5 million of receivables were sold under the RPF. This is a $5.0 million increase from the beginning of the year. Availability remaining under this facility was $35.7 million at the end of the second quarter of 2005.
As of June 30, 2005, the Company remained in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreements. A summary of covenant compliance is shown below.

	Required	Actual 6/30/05
Debt-to-Capital Ratio	<0.55	0.30
Working Capital-to-Debt Ratio	>1.00	2.17
Minimum Equity Value	$111.6 Million	$155.9 Million

Current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories), to fund its ongoing capital expenditure programs and meet its debt obligations.

Commitments and Contingencies:
At June 30, 2005 the Company had $1.8 million of irrevocable letters of credit outstanding and $0.7 million of cash on deposit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. This letter of credit is secured with a certificate of deposit, which is included in "Advances to joint ventures and other current assets" on the Company’s consolidated balance sheets.
The Company is the defendant in various lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s management that no significant uninsured or insured liability will result from the outcome of any litigation that would have a material adverse effect on the consolidated results of operation, financial position, or cash flows of the Company.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to the risks of increases in interest rates and increases in the cost of metals and plastics, which are the Company’s primary raw materials that arise in the normal course of business. Historically, the Company has not hedged any of these risks
As of June 30, 2005, the Company financed its operations with fixed and variable rate borrowings and the RPF. Changes in interest rates affect the Company’s variable borrowing costs and the cost of utilizing the RPF. An increase of 1% in interest rates would have increased the Company’s combined annual interest expense and discount on sale of accounts receivable by approximately $0.3 million. On July 29, 2005, the Company replaced the RPF with the Revolver, which bears interest based on LIBOR plus a percentage determined by reference to a pricing grid.
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
As part of its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described above and (ii) evaluated whether the material weaknesses described above continue to exist. Although the Company believes that the changes in internal controls discussed below address the reported material weaknesses, management cannot conclude that these weaknesses are eliminated until the Company performs further testing of internal controls over financial reporting in subsequent periods. Therefore, the CEO and CFO conclude that the Company’s current disclosure controls and procedures, as designed and implemented, were not effective in ensuring that the information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported in the time period required by the rules of the SEC.

(b)	Changes in Internal Controls
As previously reported in the Company’s first quarter report for the period ended March 31, 2005, the Company implemented changes in the internal controls over financial reporting in response to the deficiencies identified above. No additional changes have been made during this reporting period.
The Company is performing physical inventory counts at each of its facilities and reconciling these physical counts to the financial statements. In addition, the Company is obtaining quarterly confirmations of the Company’s inventory located at each of its outside processors. The Company will make a determination after further physical counts have been completed as to whether financial controls in place have cured the deficiencies that were first reported as of December 31, 2004.
Management also continues to evaluate the effectiveness of other controls over the financial close and reporting process that were initiated in the first quarter of 2005. These controls will be evaluated as further control testing occurs during 2005.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 4.  Submission of Matters to a Vote of the Security Holders

a)	The Annual Meeting of Stockholders was held on April 28, 2005.

b)	At the Annual Meeting the full Board of Directors was elected. The following table lists the individual board members and voting results:
Director	For	Withheld	Abstaining

William K. Hall	16,385,953	245,055	-
Robert S. Hamada	16,380,860	250,048	-
Patrick J. Herbert	16,262,470	359,938	-
John W. McCarter, Jr.	16,386,553	245,096	-
John McCartney	16,408,454	214,595	-
G. Thomas McKane	16,385,037	244,066	-
John W. Puth	16,407,481	282,938	-
Michael Simpson	12,024,592	4,591,965	-

c)
At the Annual Meeting the Stockholders ratified Deloitte & Touche, LLP as Castle’s independent registered public accounting firm auditor for 2005. The results of the vote were - 16,570,284 shares for the motion, 91,781 shares against the motion, and 10,497 shares abstained.

Item 6. Exhibits

Exhibit 3     Registrant's Bylaws
Exhibit 31.1   Certification Pursuant to Section 302 by CEO
Exhibit 31.2   Certification Pursuant to Section 302 by CFO
Exhibit 32.1   Certification Pursuant to Section 906 by CEO and CFO
Exhibit 99   Form 8-K Filed August 3, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: August 5, 2005	By:	/s/ Henry J. Veith
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 5, 2005	By: /s/ G. Thomas McKane
G. Thomas McKane
Chairman and Chief Excutive Officer

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: August 5, 2005	By: /s/ Lawrence A. Boik
Lawrence A. Boik
Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of A. M. Castle & Co. (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), G. Thomas McKane, President and Chief Executive Officer (Principal Executive Officer) and Lawrence A. Boik, Vice President and Chief Financial Officer (Principal Financial Officer) of the Company, respectively, do each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

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
August 5, 2005

/s/ Lawrence A. Boik
Lawrence A. Boik
Vice President and Chief Financial Officer
(Principal Financial Officer)
August 5, 2005