Form 10-Q
period 2005-09-30
CASTLE A M & CO
filed 2005-11-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

©   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	September 30, 2005	or,

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.
Exact name of registrant as specified in its charter

Maryland	36-0879160
(State or Other Jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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

Yes ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, $0.01 Par Value Preferred Stock, No Par Value	15,982,017shares 12,000 shares

A. M. CASTLE & CO.

Part I.  FINANCIAL INFORMATION

	Part I. Finanical Information	Page Number

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3	Quantitative and Qualitative Disclosure About Market Risk	19

Item 4	Control and Procedures	19-20

	Part II. Other Information

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	21-28

(i)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unaudited	Sept 30, 2005	Dec. 31, 2004	Sept 30, 2004
ASSETS
Current assets
Cash and cash equivalents	$11,956	$3,106	$5,435
Accounts receivable, less allowances of $1,937 in Sept. 2005, $1,760 in December 2004, and $423 in Sept. 2004	116,497	80,323	99,073
Inventories (principally on last-in, first-out basis) (latest cost higher by approximately $97,432 in Sept. 2005, $92,500 in December 2004, and $79,569 in Sept. 2004)	117,698	135,588	121,297
Income tax receivable	144	169	310
Assets held for sale	—	995	995
Other current assets	6,662	7,325	7,926
Total current assets	252,957	227,506	235,036
Investment in joint venture	10,149	8,463	7,024
Goodwill	32,296	32,201	31,959
Pension assets	41,275	42,262	42,216
Other assets	4,748	7,586	7,517
Assets held for sale	995	—	—
Property, plant and equipment, at cost
Land	4,772	4,771	4,767
Building	45,719	45,514	47,255
Machinery and equipment	127,513	124,641	121,093
	178,004	174,926	173,115
Less - accumulated depreciation	(114,848)	(109,928)	(107,528)
	63,156	64,998	65,587
Total assets	$405,576	$383,016	$389,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$85,161	$93,342	$102,893
Accrued liabilities and deferred gains	27,441	23,016	23,990
Current and deferred income taxes	8,076	4,349	2,954
Current portion of long-term debt	16,390	11,607	11,676
Total current liabilities	137,068	132,314	141,513
Long-term debt, less current portion	67,374	89,771	89,450
Deferred income taxes	21,484	19,668	19,942
Deferred gain on sale-leaseback of assets	5,826	6,465	6,673
Minority interest	1,419	1,644	1,268
Postretirement benefits obligations	3,083	2,905	2,834
Stockholders' equity
Preferred stock, no par value - 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239	11,239
Common stock, $0.01 par value - authorized 30,000,000 shares; issued and outstanding 15,982,017 at Sept. 2005 15,806,366 at December 2004, and 15,796,437 at Sept. 2004	160	159	159
Additional paid in capital	40,922	35,082	35,025
Earnings reinvested in the business	117,064	82,400	80,147
Accumulated other comprehensive income	2,631	1,616	1,350
Other - deferred compensation	—	(2)	(16)
Treasury stock, at cost - 219,748 shares at Sept. 2005, 62,065 shares at December 2004, and 59,260 shares at Sept. 2004	(2,694)	(245)	(245)
Total stockholders' equity	169,322	130,249	127,659
Total liabilities and stockholders' equity	$405,576	$383,016	$389,339

The accompanying notes are an integral part of these statements

(1)

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$234,551	$199,341	$731,721	$563,195
Cost of material sold	(163,956)	(142,033)	(512,706)	(398,378)
Gross margin	70,595	57,308	219,015	164,817

Plant and delivery expense	(27,920)	(22,665)	(81,635)	(70,667)
Sales, general and administrative expense	(23,591)	(20,345)	(70,263)	(59,117)
Depreciation and amortization expense	(2,205)	(2,245)	(6,752)	(6,736)
Total operating expense	(53,716)	(46,255)	(158,650)	(136,520)

Operating income	16,879	11,053	60,365	28,297

Interest expense, net	(1,765)	(2,175)	(5,875)	(6,706)
Discount on sale of accounts receivable	(127)	(167)	(1,127)	(684)
Income before income tax and equity in joint venture	14,987	8,711	53,363	20,907

Income tax expense
Federal	(4,393)	(2,135)	(15,617)	(4,971)
State	(938)	(554)	(3,014)	(1,283)
Foreign	132	(819)	(1,377)	(2,204)
	(5,199)	(3,508)	(20,008)	(8,455)

Net income before equity in joint venture	9,788	5,203	33,355	12,452

Equity earnings of joint venture	817	1,458	3,342	3,197
Income taxes - joint venture	(321)	(574)	(1,314)	(1,259)
Net income	10,284	6,087	35,383	14,390

Preferred dividends	(240)	(240)	(720)	(720)
Net income applicable to common stock	$10,044	$5,847	$34,663	$13,670

Basic earnings per share	$0.63	$0.37	$2.18	$0.87
Diluted earnings per share	$0.56	$0.36	$1.96	$0.87

The accompanying notes are an integral part of these statements

(2)

CONSOLIDATED STATEMENTS OF CASH FLOW
(Dollars in thousands) Unaudited	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$35,383	$14,390
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,752	6,736
Amortization of deferred gain	(639)	(631)
Equity in earnings from joint venture	(3,342)	(3,197)
Deferred income taxes	241	1,367
Non-cash pension and postretirement benefit expense	1,685	315
Deferred stock compensation expense	2,796	—
Other	(390)	643
Increase (decrease) from changes in:
Accounts receivable	(35,776)	(43,224)
Inventory	18,205	(1,905)
Accounts payable and accrued liabilities	(3,781)	38,875
Other current assets	316	(953)
Income taxes payable	5,265	3,080
Net cash from operating activities	26,715	15,495

Cash flows from investing activities:
Investments and acquisitions, net of cash acquired	(236)	(1,744)
Dividends from joint venture	1,705	624
Capital expenditures	(4,784)	(3,419)
Collection of note receivable	2,639	—
Net cash from investing activities	(676)	(4,539)

Cash flows from financing activities:
Proceeds from issuance of long term debt	4,000	—
Repayment of long-term debt	(21,542)	(7,337)
Preferred stock dividend	(720)	(720)
Other	597	(85)
Net cash from financing activities	(17,665)	(8,142)

Effect of exchange rate changes on cash	476	166

Net increase in cash	8,850	2,980

Cash - beginning of year	$3,106	$2,455
Cash - end of period	$11,956	$5,435

Supplemental cash disclosure - cash paid during the period:
Interest	$(6,808)	$(6,815)
Income taxes	$(15,410)	$(4,923)

The accompanying notes are an integral part of these statements

(3)

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Consolidated Financial Statements

The consolidated financial statements included herein are unaudited. The balance sheet at December 31, 2004 is derived from the audited consolidated financial statements at that date. A.M. Castle & Co. (the “Company”) believes that the disclosures are adequate to ensure that the information is not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows, and the results of operations at the dates and for the periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The 2005 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2.	New Accounting Standards

New Accounting Standards— In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment”. SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations beginning no later than January 1, 2006. The effect of adopting the new rule on reported diluted earnings per share will be dependent on the number of options, restricted shares or other stock based compensation granted; the terms of those awards and their fair values. The Company will adopt the revised rules on January 1, 2006.

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

(4)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands, except per share data)	2005	2004	2005	2004

Net income	$10,284	$6,087	$35,383	$14,390
Preferred dividends	(240)	(240)	(720)	(720)
Net income applicable to common stock	$10,044	$5,847	$34,663	$13,670

Weighted average common shares outstanding	15,948	15,793	15,883	15,794
Dilutive effect of outstanding employee and directors’ common stock options and restricted and preferred stock	2,300	953	2,150	802
Diluted common shares outstanding	18,248	16,750	18,033	16,596

Basic income per common share	$0.63	$0.37	$2.18	$0.87

Diluted income per common share	$0.56	$0.36	$1.96	$0.87

Outstanding employee and directors' common stock options and restricted and preferred stock shares having no dilutive effect	1,683	845	1,846	850

4.	Accounts Receivable Securitization/Debt Refinancing

Up through July 29, 2005 the Company utilized a special purpose, fully consolidated, bankruptcy remote company, Castle SPFD, LLC for the sole purpose of buying receivables from the Company and selected subsidiaries of the Company, and selling an undivided interest in a base of receivables to a third-party finance company. Castle SPFD, LLC retained an undivided interest in the pool of accounts receivable and bad debt losses are allocated first to this retained interest.

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

On July 29, 2005 the Company obtained an $82.0 million, five-year senior secured revolving credit agreement (the “Revolver”) with a syndicate of U.S. banks. The Revolver consists of (i) a $75 million revolving loan (the “U.S. Facility”) and (ii) a $7.0 million revolving loan (the “Canadian Facility”) to be drawn by the borrower from time to time. The Canadian Facility can be drawn in U.S. dollars and/or Canadian dollars. The Revolver removed the need for the accounts receivable purchase facility (“RPF”) as a source of funds, which was paid off in full for the amount of $21.5 million and terminated on that date. The U.S. Facility is guarantied by the material domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and such domestic subsidiaries. The Canadian Facility is guarantied by the Company and is secured by substantially all of the assets of the Canadian subsidiary. The Revolver is an asset-based loan with a borrowing base that fluctuates primarily with the Company’s consolidated receivables and inventory levels. The obligations of the Company under the U.S. facility rank pari-passu with the Company’s obligations to its existing long-term note holders. The Revolver contains the same affirmative, negative and financial covenants as those contained in the Company’s existing long-term note agreements including a maximum debt-to working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. The Revolver, similar to the existing long-term note agreements, includes a provision to release liens on the assets of the Company and all of its subsidiaries should the Company achieve certain performance parameters.

(5)

The interest payable on the funds borrowed is initially established at LIBOR plus 1.375% through September 30, 2005. The Company’s effective rate as of September 30, 2005 was 6.75%. The rate is based upon a pricing grid and will fluctuate depending on established debt-to-total capital targets as calculated on a quarterly basis. The Company’s outstanding debt balance under the revolver as of September 30, 2005 was $0.9 million.  With the replacement of the RPF, outstanding borrowings under the Revolver are classified as debt on the Company’s Consolidated Balance Sheets as of September 30, 2005.

In addition, the Company’s current outstanding long-term notes provided for an interest rate reduction contingent upon the replacement of the RPF with a revolving credit facility meeting the requirements under the terms of the notes. Effective August 1, 2005, a 150 basis point interest rate reduction was put in effect on all of the Company’s outstanding long-term notes.

Available proceeds under the Revolver will be used primarily to fund future working capital or other operating needs of the business.

5.	Goodwill

During the first quarter of 2004, the Company purchased the remaining 50% interest in its Mexican joint venture, which is included in the Company’s Metals segment, and the Company’s wholly-owned subsidiary, Total Plastics, Inc. (“TPI”) purchased, in the Plastics segment, the remaining 40% interest in its Paramont Machine Company (“Paramont”) subsidiary (both of these entities are now wholly owned). Based on the purchase price of these entities and the valuations required by SFAS No. 141 “Business Combinations”, additional net goodwill of $0.3 million was recorded. During the third quarter of 2005, TPI purchased certain assets from Farco Plastic Supply, Inc. Additional intangible assets recorded in connection with this asset purchase were $0.1 million.

The Company performs an annual impairment test on goodwill and other intangible assets during the first quarter of each fiscal year. Based on the test made during the first quarter of 2005, the Company has determined that there is no impairment to the Company’s goodwill.

The changes in carrying amounts of goodwill and intangible assets were as follows (in thousands):

	Metals Segment	Plastics Segment	Total
Balance as of December 31, 2004	$19,228	$12,973	$32,201
Purchases	—	74	74
Currency Valuation	21	—	21
Balance as of September 30, 2005	$19,249	$13,047	$32,296

6.	Acquisitions

Effective January 1, 2004, the Company purchased the remaining joint venture partner's interest in Castle de Mexico, S.A. de C.V. (“Castle de Mexico”) for $1.6 million. Castle de Mexico is a distribution company, which sells to a wide range of businesses within the durable goods sector throughout Mexico.

On March 31, 2004, the Company’s wholly-owned subsidiary, TPI, purchased the remaining 40% interest of its joint venture partner in its Paramont subsidiary for $0.4 million. Paramont is a manufacturer of plastic parts and components which sells to a variety of businesses located primarily in the Midwest.

(6)

These entities, now wholly owned subsidiaries, were previously consolidated in the Company's financial statements as of the effective date of the acquisitions.

On September 30, 2005, the Company‘s wholly-owned subsidiary, TPI, purchased the remaining 10% interest of its joint venture partner in its Advanced Fabricating Technology, LLC (“Aftech”) for $0.2 million. Aftech is a manufacturer of plastic parts and components which it sells to a variety of businesses located primarily in the Midwest.

On September 30, 2005, the Company’s wholly-owned subsidiary, TPI, purchased certain assets from Farco Plastic Supply, Inc. for $0.2 million.

7.	LIFO

Inventory determination under the last-in first-out (LIFO) method is made at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 2005 and 2004, must necessarily be based on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results may not be reflective of LIFO inventory valuations at fiscal year-end.

Current replacement cost of inventories exceeded book value by $97.4 million and $79.6 million at September 30, 2005 and 2004, respectively. Taxes on income would become payable on any realization of this excess from reductions in the level of inventories.

8.	Share Based Compensation

In the third quarter of 2005, 60,000 shares of stock options were granted to the Company’s outside directors.

During the second quarter of 2005, the Company instituted a long-term incentive compensation program, which awards stock compensation based on the Company’s performance over a three-year period against earnings and return-on-total capital targets established by the Board. This program will award 379,700 shares of common stock if targets are met and could award up to 759,400 shares if targets are exceeded depending upon ultimate performance during the three-year period (2005-2007). No stock is awarded if minimum targets are not met. The plan is accounted for as a variable compensation plan under the guidelines set forth in Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issues to Employees”. The total compensation expense for the third quarter of 2005 was $1.1 million and $2.8 million in the first nine-months ended September 30, 2005. The expense is reflected in the “Sales, general, and administrative expense” line of the Consolidated Statements of Income and increases “Additional paid in capital” on the Consolidated Balance Sheets.

The following table summarizes, on a pro-forma basis, the effects on the Company's net income had compensation expense been recognized using the fair value expense provision of SFAS No. 123R.

(7)

Pro-Forma Income Information
(dollars in thousands, except per share data)	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$10,044	$5,847	$34,663	$13,670
Add back: Stock based employee compensation expense included in reported net income	1,144	—	2,796	—
Less: Pro-forma effect of stock based compensation under fair value based method for all awards	(1,213)	(474)	(3,489)	(940)
Pro-forma net income applicable to common stock	$9,975	$5,373	$33,970	$12,730

Total basic income per share, as reported	$0.63	$0.37	$2.18	$0.87

Total diluted income per share, as reported	$0.56	$0.36	$1.96	$0.87
Pro-forma income per share:
Basic	$0.63	$0.34	$2.14	$0.81

Diluted	$0.56	$0.33	$1.92	$0.81

Valuation Assumptions — The pro-forma fair value of the stock options granted has been estimated using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 3.1% to 4.5%, expected dividend yield of zero, option life of 10 years, and expected volatility from 30.0% to 50.0%.

9.	Segment Reporting

The Company distributes and performs first stage processing on both metals and plastics. Although the distribution process is similar, different products are offered and different customers are served by each of these businesses and, therefore, they are considered separate segments under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

The accounting policies of all segments are as described in the summary of critical accounting policies in the Company’s Form 10-K for year ended December 31, 2004. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with accounting principles generally accepted in the United States for each of its operating segments.

The following is the segment information for the quarters ended September 30, 2005 and 2004:

(dollars in millions)	Net Sales	Gross Margin	Other Operating Expense	Operating Income (Loss)
2005
Metals Segment	$208.7	$61.8	$(44.3)	$17.5
Plastics Segment	25.9	8.8	(7.2)	1.6
Other	—	—	(2.2)	(2.2)
Consolidated	$234.6	$70.6	$(53.7)	$16.9

2004
Metals Segment	$174.5	$49.1	$(38.9)	$10.2
Plastics Segment	24.8	8.2	(6.0)	2.2
Other	—	—	(1.3)	(1.3)
Consolidated	$199.3	$57.3	$(46.2)	$11.1

(8)

The following is the segment information for the nine-months ended September 30, 2005 and 2004:

(dollars in millions)	Net Sales	Gross Margin	Other Oper Expense	Operating Income (Loss)
2005
Metals Segment	$650.7	$192.4	$(129.9)	$62.6
Plastics Segment	81.0	26.6	(21.5)	5.0
Other	—	—	(7.2)	(7.2)
Consolidated	$731.7	$219.0	$(158.6)	$60.4

2004
Metals Segment	$495.4	$142.4	$(115.5)	$26.9
Plastics Segment	67.8	22.4	(17.4)	4.9
Other	—	—	(3.5)	(3.5)
Consolidated	$563.2	$164.8	$(136.4)	$28.3

"Other" — Operating expense includes costs of executive and legal departments and other corporate activities which support both operating segments of the Company for all periods presented.

The segment information for total assets at September 30, 2005, December 31, 2004 and September 30, 2004 was as follows:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Metals Segment	$356,355	$338,558	$342,736
Plastics Segment	49,077	44,289	46,293
Other	144	169	310
Consolidated	$405,576	$383,016	$389,339

"Other" — Assets consist solely of the Company's income tax receivable (the segments file a consolidated federal income tax return).

10.	Pension and Postretirement Benefit

The following are the components of the net pension and postretirement benefit cost for the quarters ended September 30, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
Service cost	$(685.9)	$(594.2)	$(34.6)	$(29.0)	$(720.5)	$(623.2)
Interest cost	(1,548.3)	(1,448.1)	(44.7)	(38.1)	(1,593.0)	(1,486.2)
Expected return on plan assets	2,394.2	2,396.7	—	—	2,394.2	2,396.7
Amortization prior service cost	(15.8)	(16.9)	(11.9)	(11.9)	(27.7)	(28.8)
Amortization net (loss) gain	(614.7)	(366.3)	0.1	2.4	(614.6)	(363.9)
Net periodic cost	$(470.5)	$(28.8)	$(91.1)	$(76.6)	$(561.6)	$(105.4)

(9)

The following are the components of the net pension and postretirement benefit cost for the nine-months ended September 30, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits		Total Benefits
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
Service cost	$(2,057.7)	$(1,782.6)	$(103.8)	$(87.0)	$(2,161.5)	$(1,869.6)
Interest cost	(4,644.9)	(4,344.3)	(134.2)	(114.3)	(4,779.1)	(4,458.6)
Expected return on plan assets	7,182.6	7,190.1	—	—	7,182.6	7,190.1
Amortization prior service cost	(47.3)	(50.7)	(35.6)	(35.7)	(82.9)	(86.4)
Amortization net (loss) gain	(1,844.2)	(1,098.9)	0.3	7.2	(1,843.9)	(1,091.7)
Net periodic cost	$(1,411.5)	$(86.4)	$(273.3)	$(229.8)	$(1,684.8)	$(316.2)

As of September 30, 2005 the Company has not made any cash contributions to its pension plans for this fiscal year. Depending on year-end 2005 valuation assumptions and pension asset values, the Company may make a cash contribution of between $1.0 million to $3.0 million to the plan in the current fiscal year. The Company did not contribute to its pension plans in 2004.

11.	Commitments and Contingent Liabilities

At September 30, 2005 the Company had $1.8 million of irrevocable letters of credit outstanding and $0.7 million of cash on deposit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier.

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

12.	Comprehensive Income

The components of comprehensive income are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$10,284	$6,087	$35,383	$14,390
Foreign currency translation	(1,187)	687	1,015	300
Total comprehensive income	$9,097	$6,774	$36,398	$14,690

There was no tax impact on the foreign currency translation adjustment.

(10)

Other comprehensive income as depicted on the consolidated balance sheet consisted of the following (dollars in thousands):

	September 30, 2005	Dec. 31, 2004
Foreign currency translation	$3,367	$2,352
Minimum pension liability, net of tax	(736)	(736)
Total	$2,631	$1,616

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

Sales from the Metals segment represented 89% of total consolidated sales of the Company for the nine-months ended September 30, 2005. Products included in this segment include carbon and alloy bars; nickel alloys, stainless steel and aluminum, sold in all forms; carbon and alloy plate; and carbon tubing. The Metals segment market strategies focus on distributing and processing the more highly engineered grades and alloys of metals for customers within the producer durable goods sector of the North American economy. Typical end use industries purchasing the Company’s metal products include equipment manufacturers in a variety of industries, such as agriculture, construction, mining, industrial equipment, transportation, aerospace, oil and gas equipment, machine tools, and hand and power tools.

The Plastics segment represented the remaining 11% of the Company’s September 2005 year-to-date consolidated net sales. This segment distributes a wide array of products such as clear sheet; plate, rod and tube; corrosion and abrasion resistant plastic; and tapes and gaskets. Types of processing services performed include cutting to length or shape and forming. Its customer base is diversified and includes retailers, original equipment manufacturers, boat builders, office furniture manufacturers, and transportation equipment providers.

Recent Economic Trends and Events

The Company’s primary markets continued to exhibit demand requirements above 2004 levels through the first nine-months of this year. The aerospace, oil and gas, mining and construction equipment, and truck and railroad equipment sectors remained the strongest to date in 2005.

The Company does not purchase or sell carbon flat-rolled products in any meaningful quantity and is therefore not subject to recent price volatility in the flat-rolled markets. The Company’s metals product mix and customer demand do not necessarily correlate with the market for carbon flat-rolled products or its economics.

External metrics of the markets the Company’s business serves are difficult to obtain and somewhat unreliable due to the Company’s product and end market diversity and uniqueness. Historically, management has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers as a reasonable tracking of general demand trends in its customer markets. Table 1 below shows PMI trends from the first quarter of 2004 through the third quarter of 2005. Generally speaking, an index above 50.0 indicates continuing growth in the manufacturing sector of the U.S. economy. As the data indicates, the U.S. manufacturing economy is still growing at a modest pace. The Company’s revenue growth, net of material price increases, has improved over these same periods.

(11)

Table 1
YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2004	62.4	62.0	60.1	57.5
2005	55.6	52.8	56.5

Though the PMI does offer some insight, management typically relies on its relationships with the Company’s supplier and customer base to assess continuing demand trends. As of September 2005, all indications are that demand for our products is robust.

In 2004, global steel supply and demand dynamics drove metal pricing upwards. These dynamics included supplier consolidations, the impact of China on global demand, and world-wide shortages of steel-making raw materials. By year end 2004, metal prices across our product groups had increased by 40% as compared to year end 2003. Through nine-months of 2005, the Company’s aggregate metal pricing has stabilized somewhat, but remained slightly above year-end 2004 levels. Pricing of specialty metals, including nickel alloys, stainless steel and aluminum have increased in the current year while certain carbon products have declined in price.

Demand for the Company’s plastics products is usually more stable and less cyclical as compared to the Metals segment. In addition, the Plastics segment has benefited from planned geographic expansion as four new branches have opened since late 2002. This growth expansion continued in 2005. Recently, plastics material prices have risen, adding to revenue growth. At the end of the third quarter of 2005 material prices in the plastics business are 9.0% higher than those at the beginning of this year. Typically, prices in this business are far less volatile than those in the metals markets and are less subjective to the North American manufacturing economic cycles. However, current price levels are unusually high and may not remain at these levels for the balance of this year.

Consolidated sales growth, excluding the impact of material price increases, for the third quarter of 2005 was 2.4% as compared to the same period of last year. Total consolidated sales of $234.6 were 17.7% higher than the third quarter of 2004, including price movement. Year-to-date sales, net of material price increases, grew 5.1% versus 2004. Total sales of $731.7 million were 29.9% ahead of year-to-date 2004, including price impact.

Company Financial Condition

The Company continued its efforts to reduce overall borrowings and de-leverage its balance sheet, with the goal of positioning itself for a higher-grade credit rating status. Historically, the Company’s primary short-term capital needs were funded through its RPF. On July 29, 2005, the Company replaced the RPF with the Revolver, an $82 million, five-year senior secured revolving credit facility. The Revolver has decreased the Company’s financing costs, thereby increasing the Company’s financial strength and flexibility to grow the business. In addition, the Company’s current outstanding long-term notes provided for a 150 basis point interest rate reduction contingent upon the replacement of the RPF with a revolving credit facility meeting the requirements under the notes. This rate reduction was effective August 1, 2005 on all outstanding long-term notes. More details about the Revolver can be found within Note 4 to the Company’s consolidated financial statements.

(12)

In connection with the refinancing of the RPF the Company borrowed $21.5 million under the Revolver. As of September 30, 2005 outstanding borrowings on the Revolver were $0.9 million. The Revolver was also used to refinance a $7.0 million Canadian line of credit during the period. Total borrowing declined $27.5 million in the third quarter of 2005, driving debt-to-total capital down to 33.2%.

Risk Factors - Liquidity

As part of its current financing agreements with its various lenders, the Company has specific principal and interest payments required over the next few years as summarized below in Table 2 (dollars in millions):

Table 2
	2005	2006	2007	2008	2009 and Beyond
Principal Payments	$0.1	$16.4	$16.4	$19.3	$37.6
Interest Payments	1.4	5.2	4.0	2.7	2.3
Required Principal & Interest Payments on Debt	$1.5	$21.2	$20.4	$22.0	$39.9

The Company’s principal sources of operating cash going forward are expected to be derived from earnings and its Revolver.

Despite the current strength in the manufacturing sector of the economy, there can be no guarantee as to its duration. Additionally, as a distributor, the Company’s ability to pass-through supplier-driven material cost increases to its customer base remains critical to meeting debt service requirements and remaining in compliance with its debt covenants. Should economic and market conditions worsen, management could pursue further options to generate enough cash to fund the required principal payments as outlined in its agreements with its primary lenders. These options could include, but are not limited to, further operating cost reductions and organizational restructuring, further working capital improvements, deferral of non-essential capital projects, sale of assets or business units, refinancing of the Company through additional equity or debt infusions, or renegotiating existing outstanding indebtedness. Management cannot guarantee that any of these options will be available if needed. All current business conditions lead management to believe that it will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure program and to meet its current debt obligations for the foreseeable future.

Results of Operations: Third Quarter Comparisons and Commentary

Consolidated results by business segment are summarized in the following table for the quarters ended September 30, 2005 and 2004.

(13)

Operating Results by Segment
(dollars in millions)
	Quarter Ended September 30,
			Fav/(Unfav)
	2005	2004	$ Change	% Change
Net Sales
Metals	$208.7	$174.5	$34.2	19.6%
Plastics	25.9	24.8	1.1	4.4
Total Net Sales	$234.6	$199.3	$35.3	17.7%

Gross Margin
Metals	$61.8	$49.1	$12.7	25.9%
% of Metals Sales	29.6%	28.1%	1.5%
Plastics	8.8	8.2	0.6	7.3
% of Plastics Sales	34.0%	33.1%	0.9%
Total Gross Margin	$70.6	$57.3	$13.3	23.2%
% of Total Net Sales	30.1%	28.7%	1.3%

Operating Expense
Metals	(44.3)	$(38.9)	$(5.4)	13.9%
Plastics	(7.2)	(6.0)	(1.2)	20.0
Other	(2.2)	(1.3)	(0.9)	69.2
Total Operating Expense	(53.7)	$(46.2)	$(7.5)	16.2%
% of Total Net Sales	(22.9)%	(23.2)%	0.3%

Operating Income
Metals	$17.5	$10.2	$7.3	71.6%
% of Metals Sales	8.4%	5.8%	2.5%
Plastics	1.6	2.2	(0.6)	(27.3)
% of Plastics Sales	6.2%	8.9%	(2.7)%
Other	(2.2)	(1.3)	(0.9)	69.2
Total Operating Income	$16.9	$11.1	$5.8	52.3%
% of Total Net Sales	7.2%	5.6%	1.6%

“Other” includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales:

Consolidated net sales of $234.6 million for the third quarter of 2005 were $35.3 million, or 17.7%, stronger than the same quarter last year. Metals segment net sales of $208.7 million were $34.2 million, or 19.6%, ahead of last year. Strong demand continued across our customer base with particular strength in the construction and mining equipment, aerospace, and oil and gas markets. Sales volume growth, net of material price increases, was 5.0% for this business. Metals material prices are up 13.9% compared to the third quarter of 2004.

Plastics segment net sales of $25.9 million were $1.1 million, or 4.4%, higher than the same quarter of 2004. Sales volume, net of material price changes, decreased by approximately 14.4% versus last year, while material prices have risen 22.1%. The decrease in sales volume in the Plastics segment was partially attributable to a large customer store shelving retrofit program in the third quarter of last year. Adjusting for this non-recurring customer program, Plastics segment sales volume, net of price changes declined 8%. Additionally, the business experienced some unusual softness in its retail point-of-purchase display markets during the third quarter of 2005. These two factors resulted in the unfavorable sales volume comparison, which was more than offset by price inflation. Current bookings for this business are stronger.

(14)

Gross Margin, Operating Expense and Operating Income:

Consolidated gross margin of $70.6 million was $13.3 million, or 23.2%, better than the same quarter of 2004. Metals segment gross margin of $61.8 million was $12.7 million, or 25.9% higher, due to increased sales levels. The Company has been able to maintain its gross margin in its Metals segment throughout the volatile material price environment that began in late 2003.

Plastics segment gross margin increased by $0.6 million, or 7.3%, to $8.8 million in the third quarter of 2005. Favorable material prices aided the growth in this segment.

Total consolidated operating expenses of $53.7 million, were $7.5 million higher than the third quarter of last year. This increase reflects added variable labor and related shop floor costs to service higher levels of business activity, including processing services provided to our customers. Consolidated operating expense as a percent of gross margin for the third quarter of 2005 decreased to 76.1%, compared to 80.6% for the same period of 2004. This was due primarily to continued productivity improvements within the Metals segment on incremental sales growth in the quarter.

The Company's "Other" operating segment includes expenses related to executive, legal and other corporate services which support both the Metals and Plastics segments. The $0.9 million increase in this category compared to the third quarter of 2004 is primarily due to increased employee incentive plan accruals. Continued strong performance in earnings and working capital through the third quarter has resulted in an increase in incentive compensation expense.

Consolidated operating income of $16.9 million, or 7.2% of sales, was $5.8 million higher than the third quarter of last year.

Other Income and Expense, and Net Results:

Joint venture equity earnings of $0.8 million for the third quarter of 2005 were $0.6 million less than the same period of 2004. This lower level of earnings at the Company’s joint venture, Kreher Steel, was primarily attributable to price and volume pressure in the commodity metals market that it serves and the effects of a first-in, first-out (FIFO) inventory valuation costing method on margins when prices decline.

Financing costs were $1.9 million in the third quarter of 2005, $0.5 million less than the same quarter last year due to lower borrowings and reduced interest rates on existing long-term debt. Lower interest rates on the Company’s long term notes (150 bps) were effective August 1, 2005. This rate reduction coupled with lower overall borrowing levels should result in lower interest expense in the next quarter as well.

Consolidated net income (after preferred dividends of $0.2 million) was $10.0 million, or $0.63 per basic share ($0.56 diluted), for the third quarter of 2005 versus a consolidated net income (after preferred dividends of $0.2 million) of $5.8 million, or $0.37 per basic share ($0.36 diluted), in the corresponding period of 2004.

(15)

Results of Operations: Nine-Month Comparisons and Commentary

Consolidated results by business segment are summarized in the following table for the nine-months ended September 30, 2005 and 2004.

	Nine-Months Ended September 30,
			Fav/(Unfav)
	2005	2004	$ Change	% Change
Net Sales
Metals	$650.7	$495.4	$155.3	31.3%
Plastics	81.0	67.8	13.2	19.5
Total Net Sales	$731.7	$563.2	$168.5	29.9%

Gross Margin
Metals	$192.4	$142.4	$50.0	35.1%
% of Metals Sales	29.6%	28.7%	0.8%
Plastics	26.6	22.4	4.2	18.8
% of Plastics Sales	32.8%	33.0%	(0.2)%
Total Gross Margin	$219.0	$164.8	$54.2	32.9%
% of Total Net Sales	29.9%	29.3%	0.7%

Operating Expense
Metals	$(129.9)	$(115.5)	$(14.4)	12.5%
Plastics	(21.5)	(17.5)	(4.0)	22.9
Other	(7.2)	(3.5)	(3.7)	105.7
Total Operating Expense	$(158.6)	$(136.5)	$(22.1)	16.2%
% of Total Net Sales	(21.7)%	(24.2)%	2.6%

Operating Income
Metals	$62.6	$26.9	$35.7	132.7%
% of Metals Sales	9.6%	5.4%	4.2%
Plastics	5.0	4.9	0.1	2.0
% of Plastics Sales	6.2%	7.3%	(1.1)
Other	(7.2)	(3.5)	(3.7)	105.7
Total Operating Income	$60.4	$28.3	$32.1	113.4%
% of Total Net Sales	8.3%	5.0%	3.2%

“Other” includes costs of the executive and legal departments, and other corporate activities which support both operating segments of the Company.

Net Sales:

Nine-month 2005 consolidated net sales of $731.7 million were $168.5 million, or 29.9%, stronger than last year. Metals segment net sales of $650.7 million were $155.3 million, or 31.3%, ahead of last year. Strong demand existed across our customer base through the first nine months of 2005. For the nine-months ended September 30, 2005, Metals segment sales volume, net of material price increases, was 5.5% higher than for the same period in 2004. Metals material prices were approximately 24.4% higher than the corresponding 2004 period.

Plastics segment net sales of $81.0 million were $13.2 million, or 19.5%, higher than the first nine-months of 2004. The majority of this revenue increase was attributable to higher material pricing levels. The balance of the year-over-year sales increase in the Plastics segment was primarily due to the opening of two new branches in 2004.

(16)

Gross Margin, Operating Expense and Operating Income:

Consolidated gross margin for the first nine-months of 2005 was $54.2 million, or 32.9% higher than the same period of 2004. Metals segment gross margin of $192.4 million was $50.0 million, or 35.1%, higher than last year due to increased sales levels. Gross margin as a percent of sales increased over last year, mostly due to favorable product mix and increased metals processing activity.

Plastics segment gross margin increased by $4.2 million, or 18.8%, to a level of $26.6 million versus the first nine-months of 2004, on higher sales levels. Gross margin as a percentage of sales has remained consistent with prior year levels.

Year-to-date consolidated operating expenses of $158.6 million were $22.1 million higher than last year, largely due to increased volume and increasing processing activity. Nine-month operating expense as a percent of gross margin was 72.4% versus 82.8% one year ago, reflecting improved operating leverage.

The $3.7 million operating expense increase in the Company’s “Other” operating segment compared to the first nine-months of 2004 is primarily due to increased employee incentive plan accruals. Continued strong performance in earnings and working capital through the first nine-months has resulted in an increase in incentive compensation expense.

Consolidated operating income of $60.4 million, or 8.3% of sales, was $32.1 million better than last year.

Other Income and Expense, and Net Results:

Joint venture equity earnings for the first nine-months of 2005 of $3.3 million were $0.1 million ahead of the corresponding period in 2004.

Nine-month financing costs, which consist of interest expense and discount on sale of accounts receivable under the former RPF(until its termination in July 2005), were $7.0 million for 2005 versus $7.4 million for 2004, reflecting reduced borrowing and favorable interest rates.

Year-to-date consolidated net income (after preferred dividends of $0.7 million) was $34.7 million, or $2.18 per basic share ($1.96 diluted), versus $13.7 million, or $0.87 per basic share ($0.87 diluted), in the corresponding period of 2004.

Critical Accounting Policies:

There have been no changes in critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition — Revenue from product sales is recognized when title passes to the customer and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby inventory is shipped to the customer, but revenue is not recorded until the customer consumes the product from the consigned inventory and title has passed. Revenue derived from consigned inventory at customer locations for the nine-month period ended September 30, 2005 was $7.8 million (or 1.1% of consolidated year-to-date sales) compared to $6.8 million (or 1.2% of year-to-date consolidated sales) from the same period last year. Inventory on consignment at customers as of September 30, 2005 was $1.6 million, or 1.4% of consolidated net inventory as reported on the Company’s Consolidated Balance Sheets.

(17)

Liquidity and Capital Resources

The Company’s principal internal sources of liquidity are earnings from operations and management of working capital. Additionally, the Company formerly utilized its RPF, as described in more detail in Note 4 to our consolidated financial statements included in this report, as its primary external funding source for working capital needs until July 29, 2005. On July 29, 2005, the RPF was replaced with the Revolver, an $82 million, five-year senior secured revolving credit facility. Refer to Note 4 to our consolidated financial statements for more details about the Revolver.

Cash flow from operating activities for nine-months ended September 30, 2005 was $26.5 million, largely driven by strong earnings. This also included a $16.5 million decrease in accounts receivable sold under the RPF, which were repurchased by the Company when the Revolver was put in place.

Working capital net of cash, excluding the current portion of long-term debt, of $120.3 million is up $16.6 million since the beginning of the year. Accounts receivable of $116.5 million, are up $36.2 million, $19.7 million due to strong nine-month sales and $16.5 million due to the elimination of the RPF. However, days sales outstanding (DSO) at the end of September 2005 of 43.4 days is 2.2 days lower than the start of the year, largely due to smaller past due amounts. Inventory at net book value of $117.7 million, including LIFO (last-in, first-out) reserves of $97.4 million, is down $17.9 million year-to-date. Days sales in inventory (DSI) of 119 days reflects the Company’s efforts to continue to reduce high unit stock levels which resulted from unexpected shrinkage in mill lead times during late 2004. Trade payables have declined $8.1 million since the beginning of the year due to lower inventory purchases.

Capital expenditures in the nine-months ended September 30, 2005 were $4.8 million versus $3.4 million in the same period last year. Major expenditures included equipment and machinery purchases and information system upgrades and improvements. In the second quarter of 2005, the Company initiated a multi-year capital project to replace its existing primary computer system with new technology. This project includes a capital commitment estimated at $3.0 million to $5.0 million over the next two to three years. We expect to fund this project from internally generated cash flow and borrowings under the Revolver.

As of September 30, 2005, the Company remained in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreements. A summary of covenant compliance is shown below.

	Required	Actual 9/30/05

Debt-to-Capital Ratio	< 0.55	0.28

Working Capital-to-Debt Ratio	> 1.00	2.45

Minimum Equity Value	$120.7 Million	$169.3 Million

Current business conditions lead management to believe it will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories), to fund its ongoing capital expenditure programs and meet its debt obligations.

(18)

Commitments and Contingencies:

At September 30, 2005 the Company had $1.8 million of irrevocable letters of credit outstanding and $0.7 million of cash on deposit to comply with the insurance reserve requirements of its workers’ compensation insurance carrier.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to the risks of increases in interest rates and increases in the cost of metals and plastics, which are the Company’s primary raw materials and, to a lesser extent, rising natural gas costs. Historically, the Company has not hedged any of these risks.

As of September 30, 2005, the Company financed its operations with fixed and variable rate borrowings and the revolving line of credit. Changes in interest rates affect the Company’s variable borrowing costs. An increase of 1% in interest rates would have increased the Company’s combined annual interest expense by approximately $0.3 million.

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

In addition, at year-end 2004 a material weakness involving controls over inventory stored at third-party processors was identified. The post year-end implementation of expanded procedures identified additional inventory adjustments that were also recorded.

(19)

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

(20)

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings other than ordinary routine litigation incidental to the business of the Registrant.

Item 6.	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 by CEO
Exhibit 31.2	Certification Pursuant to Section 302 by CFO
Exhibit 32.1	Certification Pursuant to Section 906 by CEO and CFO
*Exhibit 10.1
Credit Agreement Dated as of July 29, 2005, among A. M. Castle & Co., A. M. Castle & Co. (Canada) Inc., Bank of America, N.A., Bank of America N.A., Canadian Branch, J.P. Morgan Chase Bank, N.A., and Other Lender Party.

*	Incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K (Commission File No. 001-05415) filed with the Commission on August 4, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: November 9, 2005	By:	/s/ Henry J. Veith
Henry J. Veith Controller
(Mr. Veith is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)

(21)