Form 10-K
period 2005-12-31
CASTLE A M & CO
filed 2006-03-31
CIK 18172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number: 1-5415
A. M. CASTLE & CO.
(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 455-7111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $0.01 par value Series A Cumulative Convertible Preferred Stock — 0.01 par value	American and Chicago Stock Exchanges Not Registered
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☑	No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐       Accelerated Filer ☑       Non-Accelerated Filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $134,858,000.
The number of shares outstanding of the registrant’s common stock on March 24, 2006 was 16,657,025 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K

Proxy Statement furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders	Part III

ITEM 1—Business
Business and Markets
A. M. Castle & Co. (“The Company”) is a specialty metals and plastics distribution company serving the North American market. The Company provides a broad range of product inventories as well as value-added processing services to a wide array of customers, principally within the producer durable equipment sector of the economy.
     The Company purchases metals and plastics from many producers. Satisfactory alternative sources are available for all inventory purchased and its business would not be materially adversely affected by the loss of any one supplier. Purchases are made in large lots and held in the distribution centers until sold, usually in smaller quantities and many times with some value-added processing services performed. The Company’s ability to provide quick delivery, frequently overnight, of a wide variety of metals and plastic products, and its processing capabilities allow customers to reduce their own inventory investment by reducing their need to order the large quantities required by producing mills or perform additional material processing services.
     Approximately 89% of 2005’s consolidated net sales included materials shipped from Company stock. The materials required to fill the balance of sales were obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.
     The Company encounters strong competition both from other metals and plastics distributors and from large distribution organizations, some of which have substantially greater resources.
     At December 31, 2005, the Company had 1,604 full-time employees in its operations throughout the United States, Canada and Mexico. Of these, 286 are represented by collective bargaining units, principally the United Steelworkers of America.
Business Segments
     The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered segments according to Statement on Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s various public filings.
     In 2005, the Metals segment accounted for roughly 89% of the company’s revenues, and its Plastics segment the remaining 11%. In the last three years, the percentages of total sales of the two segments were approximately as follows:

	2005	2004	2003

Metals	89%	88%	88%
Plastics	11%	12%	12%

	100%	100%	100%
Metals Segment
In its metals business, Castle’s market strategy focuses on highly engineered grades and alloys of metals as well as specialized processing services geared to meet very tight specifications. Core products include carbon, alloy and stainless steels; nickel alloys; and aluminum. Inventories of these products assume many forms such as round, hexagon, square and flat bars; plates; tubing; and sheet and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors.
     The Company has its flagship metals distribution center and corporate headquarters in Franklin Park, Illinois. This center serves metropolitan Chicago and a nine-state area. In addition, there are distribution centers in various other cities (see Item 2). The Company recently announced its plans to open a new metals distribution facility in Alabama during the first half of 2006 as it continues to broaden its geographic market reach into the southeastern region of the U.S. The Franklin Park, Los Angeles and Cleveland distribution centers are the largest facilities and, together, account for approximately 36% of all metals sales.
     Our customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms. The customer base is well diversified across a wide range of industries with no single customer accounting for more than 3% of the Company’s consolidated net sales. A coast-to-coast network of metals service centers provides next-day delivery to most of the segments’ markets, and two-day delivery to virtually all of the rest. Listed below are the other operating subsidiaries and divisions included in the Company’s Metals segment, along with a brief summary of their business activities.
     Oliver Steel Plate Company processes and distributes thick carbon steel plate from its Cleveland area plant.
     H-A Industries, located just across the Indiana state line near Chicago, thermally processes, turns, polishes and straightens alloy and carbon bar.
     On January 1, 2004 the Company purchased the remaining 50% interest in Castle de Mexico, S.A. de C.V. from its joint venture partner. Castle de Mexico, S.A. de C.V. services a wide range of businesses within the producer durable goods sector located in Mexico. As a wholly owned entity, the operations and reported results of Castle de Mexico, S.A. de C.V. have been included in the Company’s Metals segment reporting since the purchase date.
     In 1998, the Company formed Metal Express, a small order metals distribution company in which it had a 60% interest. On May 1, 2002 the Company purchased the remaining interest in Metal Express from its joint venture partner.
Plastics Segment
The Company’s Plastics segment consists of Total Plastics, Inc. (TPI), headquartered in Kalamazoo, Michigan. This segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications.
     The Plastics segment diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. No single customer accounts for more than 3% of this segment’s consolidated net sales.
     Up until 2004, TPI included two majority-owned joint ventures, Advanced Fabricating Technology (“Aftech”) and Paramont Machine Company. Paramont became a wholly-owned subsidiary of TPI in March 2004 through the purchase of the remaining joint venture partner’s interest. On September 30, 2005, TPI purchased the joint venture partner’s remaining interest in Aftech. TPI has locations throughout the upper Northeast and Midwest portions of the U.S. and one facility in Florida, (see Item 2) from which it services a wide variety of users of industrial plastics.
Joint Venture
Since March 31, 2001, the Company has held a 50% joint venture interest in Kreher Steel Co., a Midwest metals distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, special bar quality (SBQ) and stainless bars. Equity in the earnings from this joint venture is reported separately in the Company’s consolidated statement of operations.
Access to SEC Filings
The Company makes available free of charge on or through its Web site at www.amcastle.com the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A — Risk Factors
Our business, operations and financial conditions are subject to various risks and uncertainties. Current or potential investors should carefully consider the risks and uncertainties described below, together with all other information in this annual report on Form 10-K and other documents filed with the SEC, before making any investment decisions with respect to the Company’s securities.
Cyclical Markets
The Company is subject to cyclical market demand trends. Significant changes within the manufacturing sector of the North American economy could have a material impact on the Company’s sales and profitability.
Material Price Volatility
The prices the Company pays for its materials, both metals and plastics, may fluctuate due to market factors beyond its control. The financial results of the Company could be materially impacted by future material cost fluctuations particularly if, due to market factors, it is unable to pass-through these increases to its customers.
Material Availability
The Company’s ability to secure a sufficient quantity of material in a timely manner and at a competitive price is critical to meeting its customer’s needs. Unforeseen disruptions in its supply base could materially impact operating results in the future.
International Operations
The Company serves and operates in certain international markets that could expose it to political, economic or currency related risks. As the Company operates internationally, primarily in Canada and Mexico, management believes these risks to be relatively minor.
Primary Distribution Hub
The Company’s largest facility in Franklin Park, Illinois serves as a primary distribution center that ships product to other facilities as well as external customers. This same facility serves as the Company’s headquarters and houses its primary information systems. The business could be adversely impacted by a major disruption within this operation in the event of:
▪	Damage to or inoperability of its warehouse or related systems

▪	A prolonged power or telecommunication failure

▪	A natural disaster such as fire, tornado or flood

▪	An airplane crash on-site as the facility is located within seven miles of O’Hare International airport (a major U.S. airport) and lies below certain take-off and landing flight patterns.
     The Company has appropriate data storage and retrieval procedures that include off-site system capabilities. However, a prolonged disruption of the services and capabilities of the Franklin Park facility and operation could adversely impact the Company’s financial performance.
General Business Risks
Other typical business risks include legal and regulatory climate, labor retention and relations, and cost management. Management regularly assesses these and other risks relative to the business and adjusts internal practices and policies to help mitigate their impact on the Company’s performance. The Company also maintains insurance coverage to reasonably protect the Company from catastrophic losses.
     The Company competes in an industry that contains many competitors, some of which are larger with greater financial resources available to them.
     Though reasonable measures and protective practices are in place, there can be no assurance that the significant occurrence of one or multiple risks, identified or unknown, will not have a material adverse effect on the Company’s results of operation or enterprise value.

ITEM 1B — Unresolved SEC Staff Comments
     None
ITEM 2 — Properties
The Company’s principal executive offices are at its Franklin Park plant near Chicago, Illinois. All properties and equipment are sufficient for the current level of activities. Distribution centers and sales offices are maintained at each of the following locations, all of which are owned, except as indicated:

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

Sales Offices (Leased)
Cincinnati, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Tulsa, Oklahoma

Castle de Mexico
Monterrey, Mexico	55,000	(1)
H-A Industries
Hammond, Indiana	243,000	(1)
Keystone Tube Company LLC
Riverdale, Illinois	115,000	(1)
Oliver Steel Plate Company
Twinsburg, Ohio	120,000	(1)
Metal Express, LLC
Hartland, Wisconsin	4,000	(1)
Other Locations (15)	112,000	(1)

Total Metals Segment	2,826,200

	Approximate
	Floor Area in
Locations	Square Feet

Total Plastics, Inc.
Baltimore, Maryland	24,000	(1)
Cleveland, Ohio	8,600	(1)
Detroit, Michigan	22,000	(1)
Elk Grove Village, Illinois	22,500	(1)
Fort Wayne, Indiana	9,600	(1)
Grand Rapids, Michigan	42,500
Harrisburg, Pennsylvania	13,900	(1)
Indianapolis, Indiana	13,500	(1)
Kalamazoo, Michigan	81,000	(1)
Mt. Vernon, New York	27,000	(1)
New Philadelphia, Ohio	10,700	(1)
Pittsburgh, Pennsylvania	8,500	(1)
Rockford, Michigan	53,600	(1)
Tampa, Florida	17,700	(1)
Trenton, New Jersey	6,000	(1)
Worcester, Massachusetts	11,000

Total Plastics Segment	372,100

GRAND TOTAL	3,198,300

(1)	Leased: See Note 3 in the Consolidated Notes to Financial Statements for information regarding lease agreements.
ITEM 3 — Legal Proceedings
The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s in-house counsel, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
ITEM 4 — Submission of Matters to a Vote of Security Holders
No items were submitted to vote of security holders during the fourth quarter of fiscal 2005.
PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
A. M. Castle & Co.’s Common Stock trades on the American and Chicago Stock Exchanges under the ticker symbol “CAS”. As of March 1, 2006 there were approximately 1,274 shareholders of record and an estimated 4,292 beneficial shareholders. The Company paid no dividends in 2005 or 2004. On January 30, 2006 the Company announced a $0.06 per share cash dividend payable February 27th to shareholders of record February 13, 2006.
     See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management”, for information regarding common stock authorized for issuance under equity compensation plans.

     The following table sets forth for the periods indicated the range of the high and low stock price:

		—STOCK PRICE RANGE—
	2005		2004
	Low	High	Low	High

First Quarter	$11.35	$17.25	$6.63	$9.21
Second Quarter	$11.05	$16.11	$7.35	$11.00
Third Quarter	$13.88	$17.97	$8.60	$11.81
Fourth Quarter	$15.02	$24.52	$10.25	$13.90
     Below is a summary by month of shares purchased by the Company during the fourth quarter of 2005:

					(d) Maximum
				(c) Total Number	Number (or
				of Shares (or	Approximate
				Units) Purchased	Dollar Value) of
				as Part of	Shares (or Units)
				Publicly	that May Yet Be
	(a) Total Number		(b) Average Price	Announced	Purchased
	of Shares (or		Paid per Share	Plans or	(Under the Plans
Period	Units) Purchased		(or Unit)	Programs	or Programs)

October 1 — October 31	16,488	*	19.49	—	—

November 1 — November 30	327,796	*	19.93	—	—

December 1 — December 31	7,796	*	21.47	—	—

Total	352,080	*	19.94	—	—

*	Reflects shares of the Company’s common stock which were tendered by employees in lieu of cash when exercising stock options.
ITEM 6 — Selected Financial Data

(dollars in millions, except share data)	2005	2004	2003	2002	2001

Statement of Operations Data:
Net sales	$959.0	$761.0	$543.0	$538.1	$593.3
Income (loss) from continuing operations	38.9	15.4	(19.9)	(10.8)	(6.8)
Income (loss) per share from continuing operations	2.37	0.92	(1.32)	(0.74)	(0.48)
Cash dividends declared per common share	—	—	—	—	0.50

Balance Sheet Data (December 31):
Total assets	423.7	383.0	338.9	352.6	327.4
Total debt	80.1	101.4	108.3	112.3	119.9
Stockholders’ equity	175.5	130.4	113.7	130.9	117.2
     The Company adopted FAS 123R, “Share-Based Payment,” as its method to account for stock-based compensation (see Note 10 to the consolidated financial statements).

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.
EXECUTIVE OVERVIEW
Recent Market and Pricing Trends
The Company’s primary markets exhibited continued strong underlying demand throughout 2005. Consolidated net sales for 2005 of $959.0 million were $198.0 million, or 26%, higher than 2004. Excluding the impact of higher material prices, net sales rose nearly 6%. The aerospace, oil and gas, mining and construction equipment, and truck and railroad equipment sectors were especially robust. Metals material pricing stabilized in 2005 as compared to rapid price escalation throughout 2004. The 2005 metals supply was generally steady and reliable, with the exception of nickel steels, which continue to be rapidly consumed by the aerospace and oil and gas industries. Suppliers’ delivery lead times stretched in some cases to 20 weeks by year-end 2005 for certain nickel steels. The Company believes that its strong presence in the nickel steels marketplace niche and its relationships with primary nickel steels suppliers have the Company well-positioned to competitively service customer demand for these products, which represented 11% of 2005 consolidated total net sales.
     Historically, management has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as a reasonable tracking measure of general demand trends in its customer markets. Table 1 below shows PMI trends from the first quarter of 2003 through the final quarter of 2005. Generally speaking, an index above 50.0 indicates continuing growth in the manufacturing sector of the U.S. economy. As the data indicates, the U.S. manufacturing economy is still growing at a modest pace as of 2005 year-end. The Company’s revenue growth, net of material price increases, has improved over this same time period.
Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2003	49.7	49.0	54.1	60.3
2004	62.4	62.5	59.7	57.4
2005	55.7	53.2	56.0	57.0
     Though the PMI does offer some insight, management typically relies on its relationships with the Company’s supplier and customer base to assess continuing demand trends. As of December 31, 2005, indicators generally point to a continued healthy demand for the Company’s products in 2006.
     The Company’s Plastics segment reported modest underlying sales growth in 2005 and more dramatic material price increases than those experienced in the Metals segment. Driven by global increases in petroleum based products and the impact of hurricane Katrina on the supplier base, plastic material prices rose, on average, an estimated 17% during 2005. Typically, prices in this business are less volatile than those in the metals markets and are less subjective to the North American manufacturing economic cycles. However, current price levels are unusually high and may not remain at these levels throughout the next year.
     Demand for the Company’s plastic products comes from different markets than those within the Metals segment, and tends to be more stable and less cyclical historically. Additionally, the Plastics segment has benefited from a sustained program of geographic expansion as four new branches have opened since late 2002.
Current Business Outlook
A favorable 2005 year-end PMI suggests that demand for the Company’s products and services should continue at their current high levels at least in the near-term. To date, metals pricing, in the aggregate, for the products the Company sells remains stable. Select pricing for nickel sheet has risen during 2005 and conversely, certain carbon steel prices have declined, but the overall mix of products within the Metals segment resulted in lower price volatility than in 2004.
     As previously mentioned, plastic material prices were at high levels as 2005 came to a close. It is difficult to determine how long they will remain at the year-end 2005 levels. The Company will continue to assess its growth initiatives for this segment and may consider further geographic expansion alternatives as it has in the last few years.
RESULTS OF OPERATIONS: YEAR-TO-YEAR COMPARISONS AND COMMENTARY
As described in this Management’s Discussion and Analysis under the caption “Recent Accounting Pronouncements” and in footnote 1 to the financial statements, the Company elected to adopt FAS 123R — “Share-Based Payment”, on a modified retrospective basis in the fourth quarter of 2005. As such, previously reported financial results for 2005 and prior years have been restated as a result of this adoption. The following commentary and comparative financial data reflect these changes.
     Our discussion of comparative period results is based upon the following components of the Company’s consolidated statements of operations.
Net Sales —The Company derives its revenues from the sale and processing of metals and plastics. Pricing is established with each customer order and includes charges for the material, processing activity and delivery. The pricing varies by product line and type of processing. The Company does not enter into any long-term fixed price arrangements with a customer without obtaining a similar agreement with its suppliers.
Cost of Material Sold—Cost of material sold consists of the costs we pay for metals, plastics and related inbound freight charges. The Company accounts for inventory on a LIFO (last-in-first-out) basis. LIFO adjustments are calculated as of December 31 of each year. Interim estimates of the year-end charge or credit are determined based on inflationary or deflationary purchase cost trends and estimated year-end inventory levels. Interim LIFO estimates may require significant year-end adjustments. (See Note 14 of the consolidated financial statements)
Gross Material Margin—Gross material margin is defined as net sales less cost of material sold. Historically, the Company has been successful in maintaining its margin percentage in periods of increasing and declining material costs. If material costs increase and the Company maintains its margin percentage, it generates more material margin dollars. Conversely, if material costs decline and the Company maintains its margin percentage, we generate fewer material margin dollars.
Expenses—Expenses primarily consist of (1) plant and delivery expenses, which include occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs; (2) selling expenses, which include compensation and employee benefits for sales personnel, and general and administrative expenses, which include compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance; and (3) depreciation and amortization expenses include depreciation for all owned property and equipment, and amortization of various long-lived assets.
2005 Results Compared to 2004
Consolidated results by business segment are summarized in the following table for years 2005 and 2004. Impairment and other special charges are shown separately for clarification purposes.

Operating Results by Segment (dollars in millions)

	Year Ended December 31,
	2005	2004	Fav/(Unfav)	% Change

Net Sales
Metals	$851.3	$671.2	$180.1	26.8%
Plastics	107.7	89.8	17.9	19.9

Total Net Sales	$959.0	$761.0	$198.0	26.0

Gross Material Margin
Metals	$247.3	$188.5	$58.8	31.2%
% of Metals Sales	29.1%	28.1%	1.0%
Plastics	34.5	29.1	5.4	18.6
% of Plastics Sales	32.0%	32.4%	(0.4)%

Total Gross Material Margin	$281.8	$217.6	$64.2	29.5%
% of Total Sales	29.4%	28.6%	0.8%

Operating Expense
Metals	$172.0	$155.4	$(16.6)	10.7%
Plastics	28.9	23.6	(5.3)	22.5
Other	9.7	7.1	(2.6)	36.6

Total Operating Expense	$210.6	$186.1	$(24.5)	13.2%
% of Total Sales	(22.0)%	(24.5)%	2.5%

Operating Income
Metals	$75.3	$33.1	$42.2
% of Metals Sales	8.8%	4.9%	3.9%
Plastics	5.6	5.5	0.1
% of Plastics Sales	5.2%	6.1%	(0.9)%
Other	(9.7)	(7.1)	(2.6)

Total Operating Income	$71.2	$31.5	$39.7
% of Total Sales	7.4%	4.1%	3.3%

“Other” includes costs of executive, legal and finance departments which are shared by both operating segments of the Company.
Net Sales:
Consolidated net sales for the Company of $959.0 were up $198.0 million, or 26.0%, versus the prior year. Volume increased 6% and material price increases accounted for the balance of the year-over-year sales growth.
     Metals segment sales of $851.3 million were 26.8%, or $180.1 million, ahead of 2004. Volume increased 6% during 2005 and the balance of the sales growth was due to higher pricing. The aerospace, oil and gas, mining and construction equipment, and truck and railroad equipment sectors were especially robust.
     Plastics segment sales of $107.7 million were $17.9 million, or 19.9%, higher than last year. Volume increased approximately 2% during 2005 while prices rose 17%. The business experienced some softness in its retail point-of-purchase display and shelving markets during the third-quarter of 2005, affecting its year-over-year growth comparisons. The business rebounded back to historical levels by year-end.
Gross Material Margins and Operating Profit:
On a consolidated basis, gross material margins grew $64.2 million or 29.5% to $281.8 million. Increased sales were the primary reason for this increase.
     Gross material margins as a percent of sales were 29.4% in 2005 as compared to 28.6% in 2004, an increase of 0.8 margin points. Although there was a $4.0 million unfavorable LIFO (last-in,

first-out) charge (LIFO less FIFO inventory revaluation) versus a $2.6 million net LIFO charge in 2004, margins still rose year-over-year due to favorable product mix.
     Consolidated operating expenses increased $24.5 million, or 13.2%, versus 2004 in support of higher overall customer demand. However, operating expense declined as a percent of sales from 24.5% in 2004 to 22.0% in 2005, as the Company was able to leverage its sales growth.
     The Company’s “Other” operating segment includes expenses related to executive, financial and legal services that benefit both operating segments. The $2.6 million increase in expense as compared to the prior year is primarily attributable to long-term management incentive programs that were initiated in 2005.
     Total operating profit of $71.2 million was $39.7 million, or 126.0%, ahead of last year. Solid underlying demand coupled with a lower, previously restructured cost base, strengthened the Company’s operating profits.
Other Income and Expense, and Net Results:
Equity in earnings of the Company’s joint venture, Kreher Steel, was $4.3 million in 2005, as compared to $5.2 million in 2004. Kreher employs FIFO (first-in, first-out) accounting in valuing its inventory and cost of sales. During 2004 Kreher’s product lines experienced escalating material costs as compared to declining material costs in 2005, thus resulting in lower gross material margins.
     Interest expense of $7.3 million in 2005 declined $1.6 million versus prior year on lower overall borrowings and reduced interest rates, stemming from the Company’s debt refinancing in the second half of 2005 (See Notes 8 and 9 to the consolidated financial statements). As part of the refinancing of its long-term notes in the fourth quarter of 2005, the Company recorded a $4.9 million pre-tax charge related to the early termination of its former note agreements.
     Consolidated net income of $37.9 million, or $2.11 earnings per diluted share in 2005 compared favorably to $14.5 million, or $0.82 per diluted share, in 2004.
2004 Results Compared to 2003
The following financial comparisons include certain significant changes in the Company’s structure or business that are considered to be important to the reader’s general understanding when viewing results of operations for the years presented.
     Beginning in late 2000, management initiated a major restructuring program which included a review of certain under-performing business units and an assessment of the Company’s overall cost structure. Specific actions taken by management in 2003 resulted in the Company incurring restructuring related charges in its reported results. The restructuring better postured the Company to participate in the 2004 and 2005 economic recovery by shedding business units that had in prior years either produced operating losses, consumed disproportionate amounts of cash, or both, and were not a strategic fit with the Company’s core business.
     The Company also incurred additional non-recurring charges associated with equipment lease buyout provisions for assets included in the sale of a non-strategic business unit and for the negotiated early property lease buyout and related write-off of leasehold improvements of a vacated facility.
     Total restructuring related charges for 2003 were $11.5 million on a pre-tax basis. Further details on these charges can be found in Note 7 to the consolidated financial statements.
     Consolidated results by business segment are summarized in the following table for years 2004 and 2003. Impairment and other special charges are shown separately for clarification purposes.

Operating Results by Segment (dollars in millions)

	Year Ended December 31,
	2004	2003	Fav/(Unfav)	% Change

Net Sales
Metals	$671.2	$475.3	$195.9	41.2%
Plastics	89.8	67.7	22.1	32.6

Total Net Sales	$761.0	$543.0	$218.0	40.1

Gross Material Margin
Metals	$188.5	$135.2	$53.3	39.4%
% of Metals Sales	28.1%	28.4%	(0.4)%
Metals Special Charges	—	(1.6)	1.6
Plastics	29.1	23.4	5.7	24.4
% of Plastics Sales	32.4%	34.6%	(2.2)%

Total Gross Material Margin	$217.6	$157.0	$60.6	38.6%
% of Total Sales	28.6%	28.9%	(0.3)%

Operating Expense
Metals	$155.4	$141.0	$(14.4)	10.2%
Metals Impairment	—	6.5	6.5
Plastics	23.6	20.6	(3.0)	14.6
Other	7.1	4.7	(2.4)	51.1

Total Operating Expense	$186.1	$172.8	$(13.3)	7.7%
% of Total Sales	(24.5)%	(31.8)%	7.4%

Operating Income (Loss)
Metals	$33.1	$(5.8)	$38.9
% of Metals Sales	4.9%	(1.2)%	6.2%
Metals Special Charges and Impairment	—	(8.1)	8.1
Plastics	5.5	2.8	2.7
% of Plastics Sales	6.1%	4.1%	2.0%
Other	(7.1)	(4.7)	(2.4)

Total Operating Income (Loss)	$31.5	$(15.8)	$47.3
% of Total Sales	4.1%	(2.9)%	7.0%

“Other” includes costs of executive, legal and finance departments which are shared by both operating segments of the Company.
Net Sales:
Consolidated net sales for the Company in 2004 of $761.0 million were up $218.0 million, or 40.1%, versus 2003. Improved market conditions in the manufacturing sector of the U.S. economy and shortages in raw materials used in metal production fueled sales growth in terms of both price and real volume. Metals segment sales of $671.2 million in 2004 were up $195.9 million, or 41.2%, versus 2003. Management estimates that the impact of 2004 material price escalation accounted for approximately two-thirds of the sales increase. The Company’s wholly-owned Mexican subsidiary added $14.6 million of sales in 2004. The balance of the year-over-year sales growth in this segment was due to increased volume driven by healthier market conditions. Plastics segment sales of $89.8 million increased $22.1 million, or 32.6%, versus 2003. Roughly 3% of this increase was due to material price inflation with the balance of growth resulting from planned geographic expansion the Company initiated in 2003.
Gross Material Margins and Operating Profit (Loss):
On a consolidated basis, gross material margins increased $60.6 million or 38.6% to a level of $217.6 million in 2004. Increased volume and material cost and margin pass-through accounted for this improvement versus 2003. Within its Metals segment, the Company recorded $1.6 million of impairment related charges in 2003. See Note 7 to the consolidated financial statements for more details on the nature of these charges. Included in the 2004 margin were charges totaling $5.2 million resulting from company-wide physical inventories conducted in the third and fourth quarter. The Mexican operation contributed $3.2 million of margin in 2004. Total gross material margins within the Metals segment increased by $54.9 million, or 41.0%, including these factors. The Plastics segment increased gross material margins in 2004 by $5.7 million, or 24.4%. Margin as a percent of sales declined during the year in this segment largely due to product and customer mix. Included in the 2004 margin for the Plastics segment are $0.5 million of charges associated with an annual physical inventory conducted in the fourth quarter.
     In 2003, the Company incurred a $15.8 million operating loss on a consolidated basis, including $8.1 million of impairment and other special charges associated with management’s decision to exit certain business units and dispose of certain capital assets. No impairment or special charges were recorded in 2004. The Company recorded a $2.6 million unfavorable net LIFO (last-in, first-out) charge in 2004, compared to a $2.4 million charge in 2003.
     Consolidated operating expenses increased $13.3 million or 7.7% in 2004 in support of volume growth. Operating expense as a percent of sales declined from 31.8% (excluding impairment charges) in 2003 to 24.5% in 2004. More importantly, the incremental year-over-year increase in operating expense as a percent of incremental sales growth was 7.4%, reflecting the Company’s ability to support significant sales growth with a nominal increase in variable expense. Metals segment operating expense increased $14.4 million (excluding $6.5 million of impairment charges recorded in 2003) or 7.4% of their 41.2% sales increase. Operating expenses in the Plastics segment increased $3.0 million or 13.6% of their 32.6% growth in sales.
     The Company’s “Other” operating segment includes expenses related to executive, legal and financial services that benefited both segments. This expense increased to $7.1 million in 2004 from $4.7 million in 2003. Most of the increase was attributable to management incentives and initial year Sarbanes-Oxley compliance costs.
     Consolidated operating profit earned in 2004 was $31.5 million compared to an operating loss of $15.8 million one year ago.
Other Income and Expense, and Net Results:
The Company’s joint venture, Kreher Steel, experienced similar favorable market dynamics as the Company’s own Metals segment throughout 2004. Equity in earnings in 2004 associated with the Company’s 50% interest in this joint venture were $5.2 million. In 2003, the Company recorded a $3.5 million impairment charge associated with certain joint venture investments which management elected to sell or exit (Note 7 to the consolidated financial statements for more details). Equity earnings of joint ventures in 2003, excluding the impairment charge, were $0.1 million.
     Interest expense decreased $0.7 million to $9.0 million in 2004. This reflected lower long-term debt levels. Due to lower average amounts sold under its Financing Agreement in 2004, the Company recorded a $1.0 million discount on receivables sold versus $1.2 million in 2003.
     Consolidated net income from continuing operations in 2004 was $15.4 million compared to a loss of $19.9 million in 2003. In the fourth quarter of 2003, the Company recorded an additional $0.2 million loss (net of taxes) on the disposal of its United Kingdom subsidiary (sold in May 2002) associated with an outstanding customer product liability claim. This loss is shown in Discontinued Operations in the Company’s comparative Statement of Operations. Preferred dividends in 2004 and 2003 of $1.0 million each year are related to the Company’s November 2002 private placement of cumulative convertible preferred stock with its largest shareholder.
     The Company reported net income of $14.5 million, or $0.82 per diluted share in 2004 versus a net loss of $21.0 million or $1.33 per diluted share in 2003.
YEAR-END 2005 LIQUIDITY AND CASH POSITION
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash generated from earnings and its use of available borrowing capacity to fund working capital needs and growth initiatives. The Company’s 2005 operating results coupled with its debt refinancing have dramatically improved its financial position and liquidity.

     Net cash from operating activities in 2005 was $57.9 million, largely driven by strong earnings and ongoing working capital management. In July 2005, the Company replaced its former receivable purchase facility with an $82 million revolving line of credit (“Revolver”). This transaction triggered a 150 basis point interest rate reduction on the Company’s long-term notes existing at that date. Available Revolver capacity is primarily used to fund working capital needs. In November of 2005 the Company completed a planned refinancing of its long-term debt through the issuance of $75 million of ten-year senior secured notes. The Company’s 6.26% Senior Secured Notes are due in scheduled installments through November 17, 2015 (the “Notes”). Interest on the Notes accrues at the rate of 6.26% annually, payable semi-annually beginning on May 15, 2006. The proceeds were used to retire all of its former long-term notes. This refinancing enabled the Company to reduce its annual debt service cash outlays, by extending maturities on the debt and achieving a fixed lower interest rate. (See Notes 8 and 9 to the consolidated financial statements.)
     Total long-term debt declined $21.3 million during 2005 and year-end cash increased $34.3 million. The debt-to-capital ratio at December 31, 2005 was 30.8% versus 43.7% at the end of 2004. As of December 31, 2005 the Company had no outstanding borrowings under its Revolver and had availability of $76.0 million.
     In 2005 the Company continued its aggressive program to manage its investment in inventory. The following chart depicts the improvements in inventory turns, as measured by days’ sales in inventory (“DSI”) since 2003.

	FY	FY	FY
	2005	2004	2003

Average DSI	119.3	119.2	153.1

     2004 inventory performance was favorably impacted by shortages in metals supply across the industry. 2005 DSI reflects sustainable improvement in inventory turnover.
     As of December 31, 2005, the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum book value of equity, as defined within the agreement. A summary of covenant compliance is shown below.

		Actual
	Required	12/31/05

Debt-to-Capital Ratio	< 0.55	0.26

Working Capital-to-Debt Ratio	>1.00	2.70

Book Value of Equity	$123.9 Million	$175.5 Million
     Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs and meet its debt obligations.
Capital Expenditures
Capital expenditures for 2005 were $8.7 million as compared to $5.3 million in 2004. During 2005, the Company embarked on a multi-year program to replace certain of its business technology and support systems. Approximately $0.7 million of 2005 capital expenditures were associated with this project. Management estimates that total spending on this technology improvement will be in the $4 million to $6 million range, to be spent over the three-year period from 2005 through 2008. The balance of 2005 capital expenditures included normal replacement and upgrading of machinery and equipment.

Contractual Obligations and Other Commitments:
At December 31, 2005, the Company’s contractual obligations, including estimated payments by period, were as follows: (Dollars in Thousands)

		Less	One to		More
		Than One	Three	Three to	Than Five
Payments Due In	Total	Year	Years	Five Years	Years

Long-Term Debt Obligations	$80,060	$6,233	$13,411	$17,580	$42,836
Interest Payments on Debt Obligations (a)	29,224	5,008	12,733	5,813	5,670
Capital Lease Obligations	1,548	534	913	101	—
Operating Lease Obligations	56,265	11,258	20,091	14,278	10,638
Purchase Obligations (b)	226,231	217,834	8,397	—	—
Other (c)	5,858	5,858	—	—	—

Total	$399,186	$246,725	$55,545	$37,772	$59,144

(a)	Interest payments on debt obligations represent interest on all company debt at December 31, 2005. The interest payment amounts related to the variable rate component of the company’s debt assume that interest will be paid at the rates prevailing at December 31, 2005. Future interest rates may change, and therefore, actual interest payments would differ from those disclosed in the table above.

(b)	Purchase obligations consist of raw material purchases made in the normal course of business.

(c)	The other category is comprised of deferred revenues that represent commitments to deliver products.
The above table does not include $14.4 million of other non-current liabilities recorded on the balance sheet, as summarized in Notes 3 and 4 to the consolidated financial statements. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include the deferred gain on the sale of assets, which are principally the sale-leaseback transactions disclosed in Note 3 to the consolidated financial statements. The cash outflows associated with these transactions are included in the operating lease obligations above.
     The Company has a number of long-term contracts to purchase certain quantities of material with certain suppliers. In each case of such a long-term obligation, the Company has an irrevocable purchase agreement from its customer for the same amount of material over the same time period.
Pension Funding
The Company’s funding policy on its defined benefit pension plan is to satisfy the minimum funding requirements of ERISA. During 2005, the Company contributed $1.0 million to the Hourly Employees Pension Plan. Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2005, the Company does not anticipate any further cash contributions to be made to the pension plans in 2006.
Off-Balance Sheet Arrangements
With the exception of letters of credit and sales/leaseback financing on certain equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees to third parties.
     Obligations of the Company associated with its leased equipment are disclosed within this filing under the “Contractual Obligations and Other Commitments” section above.
     See Note 12 to the consolidated financial statements for more details on the Company’s outstanding letters of credit.

Critical Accounting Policies:
The financial statements have been prepared in accordance with generally accepted accounting principals, which necessarily include amounts that are based on estimates and assumptions. The following is a description of some of the more significant policies:
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
Retirement Plans — The Company values retirement plan assets and liabilities based on assumptions and valuations established by management following consultation with its independent actuary. Future valuations are subject to market changes, which are not in the control of the Company and could differ materially from the amounts currently reported. Note 4 to the consolidated financial statements disclose the assumptions used by management.
Insurance Plans — The Company is self-insured for a portion of worker’s compensation and automobile insurance. Self-insurance amounts are capped for individual claims, and, in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claim experience and development.
Revenue Recognition — Revenue from product sales is largely recognized upon shipment whereupon title passes and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Revenue derived from consigned inventories at customer locations for 2005 was $11.9 million (or 1.2% of sales) compared to $9.5 million (or 1.2% of 2004 sales). Inventory on consignment at customers as of December 31, 2005 was $1.5 million, or 1.2% of consolidated net inventory as reported on the Company’s consolidated balance sheets. Provisions for discounts and rebates to customers, and returns and other adjustments are recorded in the same period the related sales are recorded. Shipping and handling expenses of $29.1 million, $24.4 million and $20.6 million for 2005, 2004 and 2003, respectively, were recorded as operating expense in the period incurred.
Goodwill Impairment — The carrying value of goodwill is evaluated annually during the first quarter of each fiscal year or when certain events (e.g. the potential sale of an entity) occur which require a more current valuation. The valuation is based on the comparison of an entity’s discounted cash flow (equity valuation) to its carrying value. If the carrying value exceeds the equity valuation the goodwill is impaired appropriately. The equity valuation is based on historical data and management assumptions of future cash flow. Since the assumptions are forward looking, actual results could differ materially from those used in the valuation process.
Income taxes—The Company accounts for income taxes using the asset and liability method. Deferred income taxes reflect the net tax effect, using enacted tax rates of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. Income tax expense includes provisions for amounts that are currently payable, plus changes in deferred tax assets and liabilities.
Stock-Based Compensation — The Company offers stock-based compensation to executive and other key employees, as well as its directors. Stock-based compensation expense is generally recorded using the grant date fair value of the stock award. For stock option grants, the Company determines the grant date fair value of the award with a Black Scholes valuation model using assumptions for the risk-

free interest rate, expected term of the option, volatility and expected dividend yield. See Note 10 to the consolidated financial statements for a discussion of the specific assumptions used by management. The Company’s long-term performance plan generally calculates fair value by reference to the grant date market price of the Company’s common stock and in recording stock compensation expense, management also must estimate the probable number of shares which will ultimately vest. The actual number of shares that will vest may differ from management’s estimate.
Recent Accounting Pronouncements:
A description of recent other accounting pronouncements is included in Note 1 “Notes to Consolidated Financial Statements” under the caption “New Accounting Standards”.
ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to various interest rate and metal price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under its Revolver, the Company’s interest rate on borrowings is subject to changes in the LIBOR and Prime rate market fluctuations. As of December 31, 2005, the Company had no outstanding borrowings under the Revolver. (See Note 8 to consolidated financial statements for more details on the Company’s variable interest rate.) All of the Company’s long-term debt as of December 31, 2005 is on a fixed interest rate. The Company’s raw material costs are comprised primarily of engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of goods sold than in its selling prices.

ITEM 8 — Financial Statements and Supplementary Data
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003

Net sales	$958,978	$760,997	$543,031
Cost of material sold	677,186	543,426	384,459
Special charges (Note 7)	—	—	1,624

Gross material margin	281,792	217,571	156,948

Plant and delivery expense	108,427	95,229	87,055
Sales, general, and administrative expense	92,848	82,142	70,354
Depreciation and amortization expense	9,340	8,751	8,839
Impairment and other operating expenses (Note 7)	—	—	6,456

Total operating expense	210,615	186,122	172,704

Operating income (loss)	71,177	31,449	(15,756)
Interest expense, net (Note 9)	(7,348)	(8,968)	(9,709)
Discount on sale of accounts receivable (Note 8)	(1,127)	(969)	(1,157)
Loss on extinguishment of debt (Note 9)	(4,904)	—	—

Income (loss) from continuing operations before income taxes and equity in earnings of joint ventures	57,798	21,512	(26,622)

Income taxes (Note 6)	(23,191)	(11,294)	10,046

Income (loss) from continuing operations before equity in earnings of joint ventures	34,607	10,218	(16,576)

Equity in earnings of joint ventures	4,302	5,199	137
Impairment to joint venture investment and advances (Note 7)	—	—	(3,453)

Income (loss) from continuing operations	38,909	15,417	(19,892)

Discontinued operations (Note 7):
Loss on disposal of subsidiary, net of income tax benefit of ($115)	—	—	(172)

Net income (loss)	$38,909	$15,417	$(20,064)
Preferred dividends	(961)	(957)	(961)

Net income (loss) applicable to common stock	$37,948	$14,460	$(21,025)

Basic earnings (loss) per share:
Continuing operations	$2.37	$0.92	$(1.32)
Discontinued operations	—	—	(0.01)

	$2.37	$0.92	$(1.33)

Diluted earnings (loss) per share:
Continuing operations	$2.11	$0.82	$(1.32)
Discontinued operations	—	—	(0.01)

	$2.11	$0.82	$(1.33)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2005	2004

Assets
Current assets
Cash and cash equivalents (Note 1)	$37,392	$3,106
Accounts receivable, less allowances of $1,763 in 2005 and $1,760 in 2004 (Note 8)	107,064	80,323
Inventories (principally on last-in first-out basis) (latest cost higher by $104,036 in 2005 and $92,500 in 2004 (Note 1)	119,306	135,588
Other current assets	6,351	8,489

Total current assets	270,113	227,506
Investment in joint venture (Note 5)	10,850	8,463
Goodwill and intangible assets (Note 1)	32,222	32,201
Prepaid pension cost (Note 4)	41,946	42,262
Other assets	4,182	7,586
Property, plant and equipment, at cost (Note 1)
Land	4,772	4,771
Building	45,890	45,514
Machinery and equipment	127,048	124,641

	177,710	174,926
Less — accumulated depreciation	(113,288)	(109,928)

	64,422	64,998

Total assets	$423,735	$383,016

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$103,246	$93,342
Accrued payroll and employee benefits	12,241	11,246
Accrued liabilities	9,294	8,345
Current and deferred income taxes (Note 6)	7,052	3,653
Current portion of long-term debt (Note 9)	6,233	11,607

Total current liabilities	138,066	128,193
Long-term debt, less current portion (Note 9)	73,827	89,771
Deferred income taxes (Note 6)	21,903	19,668
Deferred gain on sale of assets (Note 3)	5,967	6,465
Pension and postretirement benefit obligations (Note 4)	8,467	6,874
Minority interest	—	1,644
Commitments and contingencies (Notes 3 and 12)
Stockholders’ equity (Notes 10 and 11)
Preferred stock, $0.01 par value — 10,000,000 shares authorized 12,000 shares issued and outstanding	11,239	11,239
Common stock, $0.01 par value — authorized 30,000,000 shares; issued and outstanding 16,605,714 in 2005 and 15,806,366 in 2004	166	159
Additional paid-in capital	60,916	45,052
Retained earnings	110,530	72,582
Accumulated other comprehensive income	2,370	1,616
Other — deferred compensation	—	(2)
Treasury stock, at cost — 546,065 shares in 2005 and 62,065 shares in 2004	(9,716)	(245)

Total stockholders’ equity	175,505	130,401

Total liabilities and stockholders’ equity	$423,735	$383,016

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$38,909	$15,417	$(20,064)
Loss from disposal of discontinued operations	—	—	172
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,340	8,751	8,839
Amortization of deferred gain	(498)	(839)	(593)
Loss on sale of facilities/equipment	73	701	376
Equity in earnings from joint ventures	(4,302)	(5,199)	(137)
Deferred tax provision	(2,046)	7,072	(6,020)
Stock compensation expense	4,174	1,460	2,015
Increase in minority interest	—	188	104
Excess tax benefits from stock-based payment arrangements	(793)	—	—
Asset and joint venture impairment	—	—	11,333
Increase (decrease) from changes in:
Accounts receivable	(26,217)	(24,126)	(18,827)
Inventories	16,742	(15,668)	14,328
Other current assets	2,186	(350)	9,930
Other assets	(398)	(133)	(3,181)
Prepaid pension costs	316	(187)	(1,716)
Accounts payable	9,702	24,351	2,543
Accrued payroll and employee benefits	2,319	4,363	708
Income tax payable	7,594	(1,377)	(716)
Accrued liabilities	506	(1,053)	(758)
Postretirement benefit obligations and other liabilities	271	249	606

Net cash from operating activities	57,878	13,621	(1,059)

Cash flows from investing activities:
Investments and acquisitions	(236)	(1,744)	—
Dividends from joint ventures	1,915	2,228	(289)
Proceeds from sale of facilities/equipment	33	—	14,002
Capital expenditures	(8,685)	(5,318)	(5,145)
Collection of note receivable	2,465	—	—

Net cash from investing activities	(4,508)	(4,834)	8,568

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,000	—	—
Repayment of long-term debt	(96,271)	(7,452)	(5,182)
Preferred stock dividend	(961)	(957)	(961)
Exercise of stock options	2,227	—	—
Excess tax benefits from stock-based payment arrangements	793	—	—

Net cash from financing activities	(19,212)	(8,409)	(6,143)

Effect of exchange rate changes on cash and cash equivalents	128	273	171

Net increase in cash and cash equivalents	34,286	651	1,537
Cash and cash equivalents — beginning of year	3,106	2,455	918

Cash and cash equivalents — end of year	$37,392	$3,106	$2,455

The accompanying notes to consolidated financial statements are an integral part of these statements.

Supplemental Disclosures of
Consolidated Cash Flows Information

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003

Supplemental disclosures of cash flows information
Cash paid (received) during the year for—
Interest	$8,365	$8,910	$9,740
Income taxes	$16,860	$6,331	$(12,653)
Consolidated Statements of Stockholders’ Equity

							Accumulated
				Add’l		Other-	Other
	Preferred	Common	Treasury	Paid-in	Retained	Deferred	Comprehensive
(Dollars in thousands)	Stock	Stock	Stock	Capital	Earnings	Compensation	Income	Total

Balance at January 1, 2003 — as previously reported	$11,239	$158	$(230)	$35,017	$85,490	$(195)	$(555)	$130,924

Cumulative effect on prior years of applying FAS123R retrospectively				6,335	(6,343)			(8)
Balance at January 1, 2003 — as adjusted	$11,239	$158	$(230)	$41,352	$79,147	$(195)	$(555)	$130,916

Comprehensive Loss:
Net loss					(20,064)			(20,064)
Foreign currency translation							1,691	1,691
Pension liability adjustment							(94)	(94)

Total comprehensive loss								(18,467)
Preferred Dividends					(961)			(961)
Other		1	(15)	2,015		165		2,166

Balance at December 31, 2003	$11,239	$159	$(245)	$43,367	$58,122	$(30)	$1,042	$113,654

Comprehensive Income:
Net income					15,417			15,417
Foreign currency translation							1,009	1,009
Pension liability adjustment							(435)	(435)

Total comprehensive income								15,991
Preferred Dividends					(957)			(957)
Exercise of stock options and other				1,685		28		1,713

Balance at December 31, 2004	$11,239	$159	$(245)	$45,052	$72,582	$(2)	$1,616	$130,401

Comprehensive Income:
Net income					38,909			38,909
Foreign currency translation							1,151	1,151
Pension liability adjustment							(397)	(397)

Total comprehensive income								39,663
Preferred Dividends					(961)			(961)
Long-term incentive plan				2,143				2,143
Exercise of stock options and other		7	(9,471)	13,721		2		4,259

Balance at December 31, 2005	$11,239	$166	$(9,716)	$60,916	$110,530	$—	$2,370	$175,505

     The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
December 31, 2005
(1) Principal accounting policies
Nature of Operations—A.M. Castle & Co. and subsidiaries (the “Company”) distribute specialty metals and plastics to customers in North America. The Company provides a broad range of product inventories as well as value-added processing services to a wide array of customers, principally within the producer durable equipment sector of the economy.
Basis of presentation—The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for the Company’s remaining 50% owned joint venture. All inter-company accounts and transactions have been eliminated.
Use of estimates—The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America which necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts.
Revenue Recognition—Revenue from product sales is largely recognized upon shipment whereupon title passes and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Revenue derived from consigned inventories at customer locations for 2005 was $11.9 million (or 1.2% of sales) compared to $9.5 million (or 1.2% of 2004 sales). Inventory on consignment at customers as of December 31, 2005 was $1.5 million, or 1.2% of consolidated net inventory as reported on the Company’s consolidated balance sheets. Provisions for discounts and rebates to customers, and returns and other adjustments are recorded in the same period the related sales are recorded. Shipping and handling expenses of $29.1 million, $24.4 million and $20.6 million for 2005, 2004 and 2003, respectively, were recorded as operating expense in the period incurred.
Cost of Material Sold—Cost of material sold consists of the costs we pay for metals, plastics and related inbound freight charges. The Company accounts for inventory on a LIFO (last-in, first-out) basis. LIFO adjustments are calculated as of December 31 of each year. Interim estimates of the year-end charge or credit are determined based on inflationary or deflationary purchase cost trends and estimated year-end inventory levels. Interim LIFO estimates may require significant year-end adjustments. See Note 14 to the consolidated financial statements for further details of such adjustments.
Expenses—Expenses primarily consist of (1) plant and delivery expenses, which include occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs; (2) selling expenses, which include compensation and employee benefits for sales personnel, and general and administrative expenses, which include compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance; and (3) depreciation and amortization expenses include depreciation for all owned property and equipment and amortization of various long-lived assets.
Cash and cash equivalents—Short-term investments that have an original maturity, at time of purchase, of 90 days or less are considered cash equivalents.

Inventories—Over ninety percent of the Company’s inventories are stated at the lower of last-in, first-out (LIFO) cost or market. The Company values its LIFO increments using the costs of its latest purchases during the years reported. In 2005 and 2003 certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidations increased pre-tax income by $2.8 million in 2005 and reduced pre-tax loss by $1.5 million in 2003.
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
     The Company provides for depreciation of plant and equipment by charging against income amounts sufficient to amortize the cost of properties over their estimated useful lives (buildings and building improvements-12 to 40 years; machinery and equipment — 5 to 20 years). For assets classified as machinery and equipment, lives used for calculating depreciation expense are from 10 to 20 years for manufacturing equipment, 10 years for furniture and fixtures, and 5 years for vehicles and office equipment. Leasehold improvements are depreciated over the shorter of their useful life or the remaining term of the lease. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.
Long-Lived Assets —The Company’s long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Income taxes—The Company accounts for income taxes using the asset and liability method. Deferred income taxes reflect the net tax effect, using enacted tax rates of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. Income tax expense includes provisions for amounts that are currently payable, plus changes in deferred tax assets and liabilities.
Foreign currency translation—For all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions were not material in 2005, 2004 or 2003.
Statement of Cash Flows —The Company had non-cash financing activities for the years ended December 31, 2005 and 2004, which included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares had value of $9.4 million in 2005 (509,218 shares), and $0.1 million in 2004 (5,657 shares), and were recorded as treasury stock.
Earnings per share — Earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares and have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with Statement of Financial

Accounting Standards (“FAS”) No. 128 “Earnings per share”, the following table is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported. (dollars and shares in thousands)

	2005		2004		2003

Income (loss) from continuing operations	$38,909		$15,417		$(19,892)
Loss from discontinued operations	—		—		(172)

Net income (loss)	38,909		15,417		(20,064)
Preferred dividends	(961)		(957)		(961)

Net income (loss) applicable to common stock	$37,948		$14,460		$(21,025)

Weighted average common shares outstanding	16,033		15,795		15,780
Dilutive effect of outstanding employee and directors’ common stock options and restricted stock	583		1,253		1,263
Dilutive effect of preferred stock	1,794		1,794		1,794

Diluted common shares outstanding	18,420		18,842		18,837

Basic earnings (loss) per share:
Continuing operations	$2.37	*	$0.92	*	$(1.32) *
Discontinued operations	—		—		(0.01)

Net income (loss) per share	$2.37		$0.92		$(1.33)

Diluted earnings (loss) per share:
Continuing operations	$2.11		$0.82		$(1.32)
Discontinued operations	—		—		(0.01)

Net income (loss) per share	$2.11		$0.82		$(1.33)

Outstanding employees’ and directors’ common stock options and restricted and preferred stock shares having no dilutive effect	53		956		1,576

*	Income (loss) from continuing operations less preferred dividend
Goodwill—The Company performs an annual impairment test on Goodwill and other intangible assets during the first quarter of each fiscal year. There was no impairment of goodwill for the years ended December 31, 2005, 2004 and 2003.
     The changes in carrying amounts of goodwill were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2003	$18,670	$12,973	$31,643
Purchased	510	—	510
Currency Valuation	48	—	48

Balance as of December 31, 2004	19,228	$12,973	32,201

Purchased	—	—	—
Currency Valuation	21	—	21

Balance as of December 31, 2005	$19,249	$12,973	$32,222

Concentrations—The Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States and Canada. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals using industries. The Company’s customer base is well diversified with no single customer accounting for more than 3% of total net sales. Approximately 90% of the Company’s business is conducted in the United States with the remainder of the sales being made in Canada and Mexico.
Reclassifications
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2005 presentation. Income tax expense (benefit) [$2,046 in 2004 and ($1,305) in 2003] previously netted against Equity in Earnings of Joint Ventures and Impairment to Joint Venture Investment and Advances in the consolidated statements of operations have been reclassified to include such amounts within the income tax provision. The Company’s liability for its supplemental pension plan as of December 31, 2004 ($3,969) as presented in the consolidated balance sheets has been reclassified from Accrued Payroll and Employee Benefits to Pension and Postretirement Benefit Obligations. Additionally, minor grouping reclassifications have been made in the statements of cash flows which did not affect the total of cash flows from operating, investing or financing activity for 2004 or 2003. The reclassified amounts are not material to the presentation of the consolidated financial statements.
New Accounting Standards— In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (FAS) No. 123R, “Share-Based Payment”. FAS 123R requires that the fair value of stock options be recorded in the results of operations beginning no later than January 1, 2006. The Company adopted FAS 123R effective October 1, 2005, using the modified retrospective method of adoption. See Note 10 to the consolidated financial statements for a discussion of the impact on the consolidated financial statements of adoption of this new standard.
(2) Segment Reporting
The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered segments according to Statement on Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly.
     In its metals segment, Castle’s market strategy focuses on highly engineered grades and alloys of metals as well as specialized processing services geared to meet very tight specifications. Core products include carbon, alloy and stainless steels; nickel alloys; and aluminum. Inventories of these products assume many forms such as round, hexagon, square and flat bars; plates; tubing; and sheet and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors.
     In the plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications.
     The accounting policies of all segments are as described in the summary of significant accounting policies. Management evaluates performance of its business segments based on operating income.
     The Company operates locations in the United States, Canada and Mexico. No activity from any individual country, outside the United States, is material; therefore foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data for the years ended December 31, 2005, 2004 and 2003, are as follows:

(Dollars in thousands)	2005	2004	2003

Net sales
United States	$871,725	$689,859	$503,097
All other countries	87,253	71,138	39,934

Total	$958,978	$760,997	$543,031

Long-lived assets
United States	$59,546	$59,573	$63,266
All other countries	4,876	5,425	5,895

Total	$64,422	$64,998	$69,161
The following is the segment information for the years ended December 31, 2005, 2004 and 2003:

		Gross	Other	Operating
	Net	Material	Operating	Income	Total	Capital
	Sales	Margin	Expense	(Loss)	Assets	Expenditures	Depreciation

2005
Metals segment	$851,246	$247,331	$172,007	$75,324	$362,822	$7,124	$8,302
Plastics segment	107,732	34,461	28,906	5,555	49,775	1,561	1,038
Other	—	—	9,702	(9,702)	11,138	—	—

Consolidated	$958,978	$281,792	$210,615	$71,177	$423,735	$8,685	$9,340

2004
Metals segment	$671,161	$188,422	$155,370	$33,052	$330,095	$4,114	$7,782
Plastics segment	89,836	29,149	23,603	5,546	44,289	1,204	969
Other	—	—	7,149	(7,149)	8,632	—	—

Consolidated	$760,997	$217,571	$186,122	$31,449	$383,016	$5,318	$8,751

2003
Metals segment	$475,302	$133,512	$147,548	$(14,036)	$301,400	$4,170	$7,789
Plastics segment	67,729	23,436	20,587	2,849	31,388	975	1,050
Other	—	—	4,569	(4,569)	6,152	—	—

Consolidated	$543,031	$156,948	$172,704	$(15,756)	$338,940	$5,145	$8,839

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the metals and plastics segments. The “Other” segment’s total assets consist of the Company’s income tax receivable and its investment in joint ventures.
(3) Lease Agreements
The Company has operating leases covering certain warehouse facilities, equipment, automobiles and trucks, with lapse of time as the basis for all rental payments plus a mileage factor included in the truck rentals.
     Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005, are as follows (in thousands):

Year ending December 31,	Capital	Operating

2006	$534	$11,258
2007	534	10,554
2008	379	9,537
2009	101	7,346
2010	—	6,932
Later years	—	10,638

Total minimum payments required	$1,548	$56,265

     Total rental payments charged to expense were $10.4 million in 2005, $12.8 million in 2004 and $15.6 million in 2003.
     In July 2003, the Company sold its Los Angeles land and building for $10.5 million. Under the agreement, the Company has a ten-year lease for 59% of the property and a short-term lease that expired in May 2004 for 41% of the space which is no longer available for use. In October 2003, the Company also sold its Kansas City land and building for $3.4 million and is leasing back approximately 68% of the property from the purchaser for ten years. These transactions are being accounted for as operating leases. The two transactions generated a total net gain of $8.5 million, which has been deferred and is being amortized to income ratably over the term of the leases. At December 31, 2005 and 2004, the remaining deferred gain of $6.5 million and $7.4 million, respectively, is shown as “Deferred gain on sale of assets” with the current portion $0.9 million and $0.9 million, respectively, included in “Accrued liabilities” in the Consolidated Balance Sheets. The leases require the Company to pay customary operating and repair expenses and contain renewal options. The total rental expense for these leases for 2005 and 2004 was $1.3 million.
(4) Retirement, Profit Sharing and Incentive Plans
Substantially all employees who meet certain requirements of age, length of service and hours worked per year are covered by Company-sponsored retirement plans. These retirement plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings.
     During 2005, the Company’s projected benefit obligation increased primarily due to actuarial losses resulting from the following changes in the actuarial assumptions: (a) use of an updated actuarial mortality table; (b) a change in the discount rate; and (c) a change in the expected average retirement age.
     During 2005, the Company contributed $1.0 million to the Hourly Employees Pension Plan, and $0.4 million to the supplemental pension plan. Contributions of $0.3 million were made in 2004 and 2003.
     The assets of the Company-sponsored plans are maintained in a single trust account. The majority of the trust assets are invested in common stock mutual funds, insurance contracts, real estate funds and corporate bonds. The Company’s funding policy is to satisfy the minimum funding requirements of ERISA.
     Components of net pension benefit cost for 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Service cost	$2,744	$2,377	$2,040
Interest cost	6,193	5,792	5,813
Expected return on assets	(9,577)	(9,587)	(9,769)
Amortization of prior service cost	63	68	67
Amortization of actuarial loss (gain)	2,459	1,465	204

Net periodic cost (benefit)	$1,882	$115	$(1,645)

Status of the plans at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Change in projected benefit obligation:
Benefit obligation at beginning of year	$110,327	$99,008
Service cost	2,744	2,377
Interest cost	6,193	5,792
Benefit payments	(5,330)	(5,110)
Actuarial loss	16,317	8,260

Projected benefit obligation at end of year	$130,251	$110,327

Change in plan assets:
Fair value of assets at beginning of year	$103,831	$92,182
Actual return (loss) on assets	18,636	16,418
Employer contributions	1,372	341
Benefit payments	(5,330)	(5,110)

Fair value of plan assets at year-end	$118,509	$103,831

Reconciliation of funded status:
Funded status	$(11,741)	$(6,496)
Unrecognized prior service cost	533	596
Unrecognized actuarial loss	49,727	44,929

Net amount recognized	$38,519	$39,029

Amounts recognized in balance sheet consist of:
Prepaid benefit cost	$41,946	$42,262
Accrued benefit liability	(5,292)	(3,969)
Intangible assets	—	—
Accumulated comprehensive income	1,865	736

Net amount recognized	$38,519	$39,029

Accumulated benefit obligations (all plans)	$(112,841)	$(97,084)
The Company’s Supplemental Pension Plan included in the disclosure table is a non-qualified unfunded plan. Accordingly, the accumulated benefit obligation for this plan of $5,293 in 2005 and $3,969 in 2004 is recorded as a minimum pension liability.
     The assumptions used to measure the projected benefit obligations, future salary increases, and to compute the expected long-term return on assets for the Company’s defined benefit pension plans are as follows:

	2005	2004

Discount rate	5.50%	5.75%
Projected annual salary increases	4.00	4.00
Expected long-term rate of return on plan assets	8.75	9.00
Measurement date	12/31/05	12/31/04

     The assumptions used to determine net periodic pension costs are as follows:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%
Expected long-term rate of return on plan assets	9.00	9.00	9.00
Projected annual salary increases	4.00	4.00	4.75
Measurement date	12/31/04	12/31/03	12/31/02
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
     The Company’s pension plan weighted average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	2005	2004

Equity securities	67.1%	69.4%
Company stock	11.6	15.4
Debt securities	6.5	8.4
Real estate	6.7	5.9
Other	8.1	0.9

	100.0%	100.0%

     The Company’s pension plan funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Board. The overall target portfolio allocation is 75% equities; 15% fixed income; and 10% real estate. Within the equity allocation, the style distribution is 30% value; 30% growth; 15% small cap growth; 15% international; and 10% company stock. With the exception of real estate and the Company stock, the investments are made in mutual funds. These funds’ conformance with style profiles and performance is monitored regularly by the Company’s pension advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from target by 5% or more. The investment advisor makes quarterly reports to management and the Human Resource Committee of the Board of Directors.
     The estimated future pension benefit payments are:

(dollars in thousands)	Estimated Future Benefit Payments

2006	$3,881
2007	3,925
2008	4,059
2009	4,239
2010	4,434
2011 — 2015	26,765

     The Company has profit sharing plans for the benefit of salaried and other eligible employees (including officers). The Company’s profit sharing plans include features under Section 401 of the Internal Revenue Code. The plans include a provision whereby the Company partially matches employee contributions up to a maximum of 6% of the employees’ salary. The plans also include a supplemental contribution feature whereby a Company contribution would be made to all eligible employees upon achievement of specific return on investment goals as defined by the plan.
     The Company also has a management incentive plan for the benefit of its officers and key employees, which is not a retirement plan. Incentives are paid to line managers based on performance,

against objectives, of their respective operating units. Incentives are paid to corporate officers on the basis of total Company performance against objectives. Amounts accrued and charged to income under each plan are included as part of accrued payroll and employee benefits at each respective year-end. The amounts charged to income are summarized below (in thousands):

	2005	2004	2003

Profit Sharing and 401(K)	$4,077	$788	$414

Management Incentive	$4,261	$3,722	$691

     The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance.
     Components of net postretirement benefit costs for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Service cost	$138	$116	$100
Interest cost	179	152	154
Amortization of prior service cost	47	47	42
Amortization of actuarial loss (gain)	—	(9)	(31)

Net periodic benefit cost	$364	$306	$265

     The status of the postretirement benefit plans at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Change in projected benefit obligations:
Benefit obligation at beginning of year	$3,201	$2,635
Service cost	138	116
Interest cost	179	152
Benefit payments	(90)	(95)
Actuarial loss (gains)	500	393

Benefit obligation at end of year	$3,928	$3,201

Reconciliation of funded status:
Funded status	$(3,928)	$(3,201)
Unrecognized prior service cost	219	266
Unrecognized actuarial gain	515	15

Accrued benefit liabilities	$(3,194)	$(2,920)

Change in projected benefit obligations	$727	$566

     Future benefit costs were estimated assuming medical costs would increase at a 5.75% annual rate for 2005. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated post retirement benefit obligation at December 31, 2005 by $279,000 with no significant effect on the annual postretirement benefit expense. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2005 by $248,000 with no significant effect on the annual postretirement benefit expense. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 5.50% in 2005, 5.75% in 2004 and 6.00% in 2003.

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
     On March 31, 2004 Total Plastics Inc. (TPI) purchased the remaining 40% interest in its Paramont Machine Company subsidiary for $0.4 million. Paramont performs precision machining of plastic parts for a variety of end use industries. Beginning on March 31, 2004 the results of the entity were reported as a wholly owned subsidiary.
     On September 30, 2005, TPI, purchased the remaining 10% interest of its joint venture partner in its Advanced Fabricating Technology, LLC (“Aftech”) for $0.2 million. Aftech provides die-cut plastic parts and components which it sells to a variety of industries.
     Since March 31, 2001, the Company has held a 50% joint venture interest in Kreher Steel Co., a Midwest metals distributor of bulk quantities of alloy, SBQ and stainless bars.
The following information summarizes the participation in joint ventures (in millions):

For the Years Ended December 31,	2005	2004	2003

Equity in earnings of joint ventures	$4.3	$5.2	$0.1
Investment in joint ventures	10.8	8.5	5.5
Advances due from joint ventures	—	—	1.7
Sales to joint ventures	0.3	0.2	1.2
Purchases from joint ventures	0.2	0.6	0.7
     Summarized financial data for these ventures combined is as follows (in millions):

	Combined
For the Years Ended December 31,	2005	2004	2003

Revenues	$130.9	$133.1	$105.0
Gross material margin	23.8	26.3	16.1
Net income	8.6	10.7	0.3
Current assets	40.0	52.3	40.9
Non-current assets	8.4	8.9	11.7
Current liabilities	25.9	42.9	41.0
Non-current liabilities	1.7	2.2	3.4
Members’ equity	20.8	16.2	8.2
Capital expenditures	14.1	13.5	12.9
Depreciation	6.1	5.2	4.2

(6) Income taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred tax liabilities:
Depreciation	$9,151	$10,141
Inventory	4,952	9,743
Pension	14,366	15,472
Other, net	636	—

Total deferred liabilities	29,105	35,356

Deferred tax assets:
Postretirement benefits	1,288	1,197
Net operating loss (NOL) carryforward	—	3,018
Deferred gain	3,469	3,758
Impairment and special charges	1,227	1,231

Other, net	—	262

Total deferred tax assets	5,984	9,466

Net deferred tax liabilities	$23,121	$25,890

     Income tax expense (benefit) comprises:

	2005	2004	2003

Federal — current	$23,652	$961	$(3,556)
— deferred	(4,639)	5,975	(6,239)
State — current	242	1,002	(790)
— deferred	2,144	797	199
Foreign — current	1,343	2,259	320
— deferred	449	300	20

	$23,191	$11,294	$(10,046)

     A reconciliation between the statutory income tax amount and the effective amounts at which taxes were actually (benefited) provided is as follows (in thousands):

	2005	2004	2003

Federal income tax (benefit) at statutory rates	$20,229	$7,529	$(9,318)
State income taxes, net of Federal income tax benefits	1,551	937	(1,159)
Federal and State income tax (benefit) on joint ventures	1,687	2,046	(1,305)
Other	(276)	782	1,736

Income tax expense (benefit)	$23,191	$11,294	$(10,046)

(7) Asset Impairment and Special Charges
After a review that began in late 2000, of certain of its under-performing operations within its Metals segment, the Company acted on a major restructuring program during the second quarter of 2003. The restructuring anticipated the sale or liquidation of several under-performing and cash consuming business units, which were not strategic to the Company’s long-term strategy and were reporting operating losses and/or consuming cash. The restructuring included the closure of KSI, LLC a chrome bar plating operation; the liquidation or sale of the Company’s 50% interest in Laser Precision, a joint venture which produces laser cut parts; the sale of the operating assets of Keystone Honing Company, a subsidiary which processes and sells honed tubes; the disposal of selected pieces of equipment which interfere with more efficient use of the Company’s distribution facilities, and the sale of the Company’s 50% interest in Energy Alloys, a joint venture which distributes tubular goods to the oil and gas field industries.
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

There was no further activity on these reserves beyond 2004.
KSI, LLC
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
     As of December 31, 2004 all operating assets and inventory on-site have been liquidated. Environmental remediation efforts are complete and total expenses paid to date were $3.2 million. All remediation and clean-up costs are covered under existing insurance policies net of a $0.3 million deductible. In 2004, $1.8 million of insurance proceeds were received and in 2005 $0.8 million of insurance proceeds were received. The Company has reached a tentative agreement for the sale of the building once state regulatory approval is attained on the environmental clean-up. The Company anticipates the sale to occur in 2007.
Keystone Honing Company
This wholly owned subsidiary was sold on July 31, 2003. As a result of the sale, an impairment charge of $0.8 million was recorded on long-lived assets and goodwill and a special charge of $0.8 million was recorded to reduce inventory to its net realizable value.
Energy Alloys, a Joint Venture
Under the Company’s joint venture agreement, Energy Alloys LP, the Company had the right under the buy-sell agreement to either purchase or sell its’ interest for a specific dollar value. The Company exercised this provision on January 28, 2003. The two parties entered into negotiations, which resulted in an agreement under which the joint venture partner would purchase the Company’s interest for $4.4 million. On July 23, 2003 the Company received $1.5 million in cash and a $2.9 million promissory note for its interest in the joint venture. An impairment charge of $0.2 million was recorded in 2003 based on the loss on the sale primarily due to professional service fees associated with this transaction. In 2005, the Company recorded interest earned of $0.1 million for this note. In July 2005, the note was repaid.

Laser Precision, a Joint Venture
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
(8) Revolving Line of Credit and Former Accounts Receivable Securitization
Revolver
On July, 29, 2005 the Company replaced the Accounts Receivable Securitization facility with a $82.0 million five year secured revolving credit agreement (the “Revolver”) with a syndicate of U.S. banks.
     The Revolver consists of (i) a $75.0 million revolving loan ( the ” U.S. Facility” ) and (ii) a $7.0 million revolving loan ( the “Canadian Facility”) to be drawn by the borrower from time to time. The Canadian Facility can be drawn in U.S. dollars and/or Canadian dollars. Available proceeds under the Revolver may be used for general corporate purposes.
     The U.S. Facility is guaranteed by the material domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries. The obligations of the Company rank pari passu in right of payment with the Company’s long-term notes. The U.S. Facility provides for a swing line subfacility in an aggregate amount up to $5.0 million and for a letter of credit subfacility providing for the issuance of letters of credit up to $10.0 million. Depending on the type of borrowing selected by the Company, the applicable interest rate for loans under the U.S. Facility is calculated as a per annum rate equal to (i) LIBOR plus a variable margin or (ii) the greater of the U.S. prime rate or the federal funds effective rate plus 0.5%. The margin on LIBOR loans may fall or rise as set forth on a grid depending on the Company’s debt-to-capital ratio as calculated on a quarterly basis. As of December 31, 2005 the Company had no outstanding borrowings under the U.S. Facility.
     The Canadian Facility is guaranteed by the Company and is secured by substantially all of the assets of the Canadian subsidiary. The Canadian Facility provides for a letter of credit subfacility providing for the issuance of letters of credit in an aggregate amount of up to Cdn. $2.0 million. Depending on the type of borrowing selected by the Canadian subsidiary, the applicable interest rate for loans under the Canadian Facility is calculated as a per annum rate equal to (i) for loans drawn in U.S. dollars, the rate is the same as the U.S. Facility and (ii) for loans drawn in Canadian dollars, the applicable CDOR rate for banker’s acceptances of the applicable face value and tenor or the greater of (a) the Canadian prime rate or (b) the one-month CDOR rate plus 0.5%. As of December 31, 2005 there were no outstanding borrowings under the Canadian Facility.
     The Revolver is an asset-based loan with a borrowing base that fluctuates primarily with the Company’s and Canadian subsidiary’s receivable and inventory levels. The covenants contained in the Revolver, including financial covenants, match those set forth in the Company’s long-term note agreements. These covenants limit certain matters, including the incurrence of liens, the sale of assets, and mergers and consolidations, and include a maximum debt-to-working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. The Company was in compliance with all debt covenants at December 31, 2005. The Revolver, similar to the Company’s other senior indebtedness, includes a provision to release liens on the assets of the Company and all of its subsidiaries should the Company achieve an investment grade credit rating.
     The Company used proceeds available under the U.S. Facility to repay in full and terminate its accounts receivable securitization facility. In connection with the Canadian Facility, the Canadian subsidiary repaid in full and terminated its former revolving credit agreement with a Canadian bank. With the termination of the Accounts Receivable Securitization facility, financial statement filings by the

Company for periods after July 2005 contain all trade receivables of the Company and its subsidiaries, and borrowings under the Revolver will be classified as debt.
Former Accounts Receivable Securitization
From December 2002 through July 29, 2005, the Company utilized a special purpose, fully consolidated, bankruptcy remote company (Castle SPFD, LLC) for the sole purpose of buying receivables from the parent Company and selected subsidiaries, and selling an undivided interest in a base of receivables to a finance company. Castle SPFD, LLC retained an undivided interest in the pool of accounts receivable, and bad debt losses were allocated first to this retained interest. Funding under the facility was limited to the lesser of a calculated funding base or $60 million. The amount sold to the finance company at December 31, 2004 and 2003 were $16.5 million and $13.0 million, respectively.
     The sale of accounts receivable was reflected as a reduction of “accounts receivable, net” in the Consolidated Balance Sheets and the proceeds received are included in “net cash provided from operating activities” in the Consolidated Statements of Cash Flows as part of the overall change in accounts receivable. Sales proceeds from the receivables were less than the face amount of the accounts receivable sold by an amount equal to a discount on sales as determined by the financing company. These costs were charged to “discount on sale of accounts receivable” in the Consolidated Statements of Operations. The discount rate at December 31, 2004 ranged from 5.16% to 5.25%.
(9) Long-Term Debt
Long-term debt consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Revolving credit agreement (a)	$—	$7,086
6.26% insurance company loan due in scheduled installments from 2006 through 2015	75,000	—
8.49% insurance company term loan, due in equal installments from 2004 through 2008	—	16,000
Industrial development revenue bonds at a 6.22% weighted average rate, due in 2009 (b)	3,600	3,600
9.54% insurance company loan due in equal installments from 2005 through 2009	—	25,000
8.55% rate insurance company loan due in varying installments from 2001 through 2012	—	47,500
Other	1,460	2,192

Total	80,060	101,378
Less-current portion	(6,233)	(11,607)

Total long-term portion	$73,827	$89,771

(a) The Company had a revolving credit agreement with a Canadian bank. Funding under the facility was limited to the lesser of a funding base or $8.3 million.
     The Canadian credit facility was a five-year revolver and could be extended annually for an additional year, by mutual agreement.
     Interest rate options for the foreign revolving facility were based on the Bank’s London Interbank Offer Rate (LIBOR) or Prime rates. The weighted average rate was 2.4%. A commitment fee of 0.5% of the unused portion of the commitment was also required. This facility was terminated on July 29, 2005 as discussed in Note (8).
(b) The industrial revenue bond is based on an adjustable rate bond structure and is backed by a letter of credit.

Long-Term Debt Refinancing
On November 17, 2005 the Company entered into a ten year Note Agreement with an insurance company and its affiliate pursuant to which the Company issued and sold $75 million aggregate principal amount of the Company’s 6.26% Senior Secured Notes due in scheduled installments through November 17, 2015 (the “Notes”). Interest on the Notes accrues at the rate of 6.26% annually, payable semi-annually beginning on May 15, 2006. The interest rate on the Notes will increase by 0.5% per annum beginning on December 1, 2006 unless and until the Company’s senior debt obligations are no longer secured or the Company achieves an investment grade credit rating on its senior indebtedness.
     The Company’s annual debt service requirements under the Notes, including annual interest payments, will equal approximately $10.0 to $10.3 million per year. The Notes may not be prepaid without a premium.
     The Notes are senior secured obligations of the Company and are pari passu in right of payment with the Company’s other senior secured obligations, including its revolving credit facility. The notes are secured, on an equal and ratable basis with the Company’s obligations under the revolving credit facility, by first priority liens on all of the Company’s and its material U.S. subsidiaries’ material assets and a pledge of all of the Company’s equity interests in certain of its subsidiaries. The Note Agreement, like the other senior secured indebtedness, including its revolving credit facility, includes a provision to release liens on the assets of the Company and all of its subsidiaries should the Company achieve an investment grade credit rating on its senior indebtedness. The Notes are guaranteed by all of the Company’s material U.S. subsidiaries.
     The covenants and events of default contained in the Note Agreement, including the financial covenants, are substantially the same as those contained in the Revolver. The primary financial covenants include a maximum debt-to-working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. In addition, other covenants include restrictions or limitations with respect to the incurrence of liens, the sale of assets, and mergers and consolidations. The events of default include the failure to pay principal or interest on the Notes when due, failure to comply with covenants and other agreements contained in the Note Agreement, defaults under other material debt instruments of the Company or its subsidiaries, certain judgments against the Company or its subsidiaries or events of bankruptcy involving the Company or its subsidiaries, the failure of the guarantees or security documents to be in full force and effect or a default under those agreements, or the Company’s entry into a receivables securitization facility. Upon the occurrence of an event of default, the Company’s obligations under the Notes may be accelerated. The Company was in compliance with all debt covenants at December 31, 2005.
     The Company used the proceeds of the Notes, together with cash on hand, to prepay in full all of its obligations under its former long-term senior secured notes.
     Aggregate annual principal payments required on the Company’s long-term debt, which primarily consists of its $75 million notes and Industrial Development Revenue Bonds are as follows (in thousands):

Year ending December 31,

2006	$6,233
2007	6,570
2008	6,841
2009	10,390
2010	7,190
2011 and beyond	42,836

Total debt	$80,060

     Net interest expense reported on the accompanying Consolidated Statements of Operations was reduced by interest income of $0.3 million in 2005, $0.2 million in 2004 and $0.1 million in 2003.
     The fair value of the Company’s fixed rate debt as of December 31, 2005, including current maturities, was estimated to be $75.2 million compared to a carrying value of $75 million.

(10) Common Stock/Stock Options
     Effective October 1, 2005, the Company adopted FAS No. 123R, “Share-Based Payment,” as its method to account for stock-based compensation. The Company applied this new accounting standard following the modified retrospective method of adoption and, accordingly, restated all prior periods to reflect its financial statements as if FAS 123R had been in effect since January 1, 1995. Note 14 to the consolidated financial statements reflects the impact of adopting FAS 123R on the Company’s quarterly results for 2004 and the first three quarters of 2005 versus the amounts reported in previous SEC filings, which reflected the Company’s prior accounting method. Previously, the Company applied the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock-based compensation plans.
     Had FAS 123R not been adopted in 2005 on the modified retrospective basis of adoption, net income (loss) and net income (loss) per share (diluted) as reported would have been approximately $28.3 million ($1.54 per share), $16.9 million ($1.01 per share) and $(18.0 million) ($(1.20) per share) for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, cash flows from operating activities would have been approximately $0.8 million higher and cash flows from financing activities would have been approximately $0.8 million lower. Fourth quarter 2005 net loss and loss per share (diluted) would have been $(7.1 million) and $(0.43) per share. The stock compensation expense which would have been recorded in the fourth quarter 2005 under the Company’s prior accounting policies (APB No. 25) is attributable to the impact of fourth quarter 2005 stock option exercises using cashless methods, and the resultant accounting for all outstanding stock options using variable plan accounting as prescribed in APB No. 25.
     The Company maintains long-term stock incentive and stock option plans for the benefit of officers, directors, and key management employees. The 1995 Directors Stock Option Plan authorizes the issuance of up to 187,500 shares; the 1996 Restricted Stock and Stock Option Plan authorizes 937,500 shares; the 2000 Restricted Stock and Stock Option Plan authorizes 1,200,000 shares and the 2004 Restricted Stock, Stock Option and Equity Compensation Plan authorizes 1,350,000 shares for use under these plans (collectively, the Plans). The Company accounts for its share-based compensation programs by recognizing compensation expense for the fair value of the share awards granted over their vesting period in accordance with FAS 123R. The compensation cost that has been charged against income for the Plans was $1.4 million, $1.6 million and $1.7 million for 2005, 2004 and 2003, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0.4 million and $0.5 million for 2005 and 2004, respectively, with no tax benefit being recognized in 2003.
     The Company also has a Director’s Deferred Compensation Plan for directors who are not officers of the Company. Under this plan directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement or death, and is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and represent a liability award which is remeasured at fair value at each reporting date. As of December 31, 2005, an aggregate 21,300 common share equivalent units are included in the director accounts. Compensation expense, related to the fair value remeasurement associated with this plan, was approximately $0.6 million in each of the years ended December 31, 2005 and 2004, and $0.3 million for the year ended December 31, 2003.
     In 2005, the Company established the 2005 Performance Stock Equity Plan (the Performance Plan) pursuant to the terms of the Company’s 2004 Restricted Stock, Stock Option and Equity Compensation Plan, which is a shareholder-approved plan. In 2005, the Company granted selected executives and other key employees stock awards, the shares for which will be distributed in 2008 contingent upon meeting company-wide performance goals over the 2005-2007 performance period. The performance goals are three-year cumulative net income and average return on total capital for the same three year period. Final award vesting and distribution will be determined by the Company’s actual performance versus the target goals, with partial awards for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target if the maximum goals are met or exceeded. Individuals to whom performance shares have been granted generally must be employed by the Company at the end of the performance period (December 31, 2007) or they will forfeit their award, unless their termination of employment was due to death, disability or retirement. The number of stock awards granted in 2005 was 379,700, and the number of shares which could potentially be awarded under the Performance Plan for these awards cannot exceed 759,400. In 2005, 5,000 stock awards granted under the Performance Plan were forfeited. The fair value of the stock awards granted in 2005 under the Performance Plan was $11.75 and was established on the date of Board of Director’s approval of the 2005 stock award grants, using the market price of the Company’s common stock on that date. Compensation cost recognized during 2005 related to the Performance Plan was $2.1 million, and assumes performance goals will be achieved. At December 31, 2005, the total unrecognized compensation cost related to non-vested Performance Plan awards granted is $6.5 million which is expected to be recognized ratably over the next two years. If the performance goals are not met, no compensation cost would be recognized and any previously recognized compensation cost would be reversed.
     The Company historically issued annual stock option grants to selected executives and other key employees and non-employee directors under the Plans. The Company has also issued restricted stock awards in certain circumstances. No stock option grants have been made to executives or other key employees since 2003. The option grants in 2004 and 2005 were made only to non-employee directors. Commencing in 2006, restricted stock will be granted to all non-employee directors in lieu of stock options. In 2002, restricted stock awards of 16,000 shares were granted. It is the Company’s intention to use the Performance Plan as its long term incentive compensation method for executives and other key employees, rather than annual stock option grants, although stock option grants may be made in the future in certain circumstances when deemed appropriate by management and the Board of Directors.
     The Company’s stock options have been granted with an exercise price equal to the market price of the Company’s stock on the date of the grant and have a contractual life of 10 years. Options generally vest in three years for executive and employee option grants and one year for options granted to directors. The Company generally issues new shares upon share option exercise. A summary of the activity under the Company’s stock option plans is shown below:

		Weighted Average
		Exercise
	Shares	Price	Price Range

December 31, 2002	1,784,035	$10.71	$6.39 — $23.88
Granted	397,500	5.20	4.79 — 5.21
Forfeitures	(105,582)	9.94	6.39 — 20.25

December 31, 2003	2,075,953	$9.73	$4.79 — $23.88
Granted	52,500	8.52	8.52
Forfeitures	(223,130)	14.43	5.21 — 23.12
Exercised	(21,637)	5.23	5.21 — 7.02

December 31, 2004	1,883,686	$9.10	$4.79 — $28.25
Granted	67,500	14.50	14.27 — 15.49
Forfeitures	(20,443)	11.82	6.39 — 15.08
Exercised	(1,281,679)	8.97	5.21 — 24.10

December 31, 2005	649,064	$9.79	$5.21 — $28.25

     As of December 31, 2005, 455,064 of the 649,064 options outstanding were exercisable and had a weighted average contractual life of 5.8 years with a weighted average exercise price of $10.37. The remaining 194,000 shares were not exercisable and had a weighted average contractual life of 8.42 years, with a weighted average exercise price of $8.44. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004, was $11.5 million and $0.1 million, respectively. At year-end December 31, 2003 there was no intrinsic value.

     The fair value of the restricted stock awards and stock options granted has been estimated using the Black Scholes option-pricing model with the following assumptions:
Assumptions

	2005	2004	2003

Risk free interest rate	4.06–4.20%	4.71%	4.34%
Expected dividend yield	N/A	N/A	N/A
Expected option term	10 Yrs	10 Yrs	10 Yrs
Expected volatility	50%	50%	50%
The estimated weighted average fair value on the date granted based on the above assumptions	$9.45	$5.67	$3.22
     As of December 31, 2005, there was $0.6 million of total unrecognized compensation cost related to non-vested stock-option compensation arrangements granted under the Plans. That cost is expected to be recognized in 2006, the final year of vesting. The total fair value of shares vested during the years ended December 31, 2005, 2004, and 2003, was $1.4 million, $1.6 million, and $1.7 million, respectively.
     A summary of the Company’s non-vested shares as of December 31, 2005 and changes during the year ended December 31, 2005, is presented below:

		Weighted-Average
	Actual	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2005	474,637	$5.72
Granted	67,500	9.45
Vested	(340,745)	3.99
Forfeited	(7,392)	2.21

Non-vested at December 31, 2005	194,000	$5.39

(11) Preferred Stock
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
     Beginning November 12, 2007, the Company can require the conversion of the preferred stock into the applicable number of shares of the Company’s common stock whenever the market price of the common stock equals or exceeds 200% of the conversion price ($13.38).
(12) Commitments and Contingent Liabilities
At December 31, 2005 the Company had $2.2 million of irrevocable letters of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is obtained under a provision in the new revolving credit facility.
     In addition, in “Accrued liabilities” on the Consolidated Balance Sheets the reserve for workers compensation was $1.7 million and $1.4 million at year-end 2005 and 2004, respectively.

(13) Accumulated Other Comprehensive Income
Accumulated Other Comprehensive Income as reported in the consolidated balance sheets as of December 31, 2005 and 2004 comprised the following:

	2005	2004

Foreign currency translation gains	$3,503	$2,352
Minimum pension liability adjustments (net of income taxes)	(1,133)	(736)

Total accumulated other comprehensive income	$2,370	$1,616

(14) Selected Quarterly Data (Unaudited)
(As restated for adoption of FAS 123R)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Net sales	$246,203	$250,967	$234,551	$227,257
Gross material margin	72,903	75,518	70,595	62,777
Net income	11,770	13,485	10,317	3,337
Preferred dividends	240	240	240	241
Net income applicable to common stock	11,530	13,245	10,077	3,096
Net income per share–basic	$0.73	$0.83	$0.63	$0.19
Net income per share–diluted	$0.65	$0.73	$0.56	$0.18

2004
Net sales	$175,634	$188,221	$199,341	$197,803
Gross material margin	51,153	56,356	57,308	52,754
Net income	1,863	5,568	5,857	2,129
Preferred dividends	239	239	239	240
Net income applicable to common stock	1,624	5,329	5,618	1,889
Net income per share–basic	$0.10	$0.34	$0.36	$0.12
Net income per share–diluted	$0.10	$0.30	$0.32	$0.12
     Fourth quarter 2005 includes charges for the loss on extinguishment of debt of $4.9 million. Also in the fourth quarter the Company recorded a $4.0 million unfavorable LIFO (last-in, first-out) charge (LIFO less FIFO inventory revaluation).
     Third quarter 2004 includes charges to cost of material sold for a net inventory adjustment of $1.7 million. A comparable charge also occurred in the fourth quarter 2004 in the amount of $2.2 million as well as a net LIFO charge of $2.6 million.

The prior quarters net income and per share amounts have been restated from amounts previously reported to reflect the retrospective adoption of FAS 123R in the fourth quarter of 2005 as discussed in Note 10 to the consolidated financial statements:
(Dollars in thousands, except per share data)

	Restated			As Previously Reported
		Net Income			Net Income
		Applicable			Applicable
		to Common			to Common
	Net Income	Stock	EPS*	Net Income	Stock	EPS*

2005
Q1	$11,770	$11,530	$0.65	$12,118	$11,878	$0.70
Q2	13,485	13,245	0.73	12,982	12,742	0.72
Q3	10,317	10,077	0.56	10,284	10,044	0.56

2004
Q1	1,863	1,624	0.10	2,301	2,062	0.13
Q2	5,568	5,329	0.30	5,997	5,758	0.35
Q3	5,857	5,618	0.32	6,086	5,847	0.36
Q4	2,129	1,889	0.12	2,489	2,249	0.15

*	diluted

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of A.M. Castle & Co.:
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 10, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective October 1, 2005, which was applied retrospectively to prior periods.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 28, 2006

Management’s Assessment on Internal Control Over Financial Reporting
Castle’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 rule 240.13a-15(f). Castle’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Office and Chief Financial Officer to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Castle, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control Integrated Framework.
     Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective internal control over financial reporting. As evidenced by audit adjustments to the December 31, 2005 consolidated financial statements and related disclosures which were necessary to present the financial statements in accordance with generally accepted accounting principles, the Company (1) lacks sufficient resources with the appropriate level of technical accounting expertise in areas such as stock-based compensation, income taxes and LIFO (last-in, first-out) inventory valuation, and (2) did not maintain sufficient monitoring controls over its financial closing and reporting process.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
March 28, 2006

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of A.M. Castle & Co.:
We have audited management’s assessment, included in the accompanying Management’s Assessment on Internal Control over Financial Reporting, that A.M. Castle & Co. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
The Company’s controls over the period-end financial closing and reporting process are inadequate and such inadequate controls constitute material weaknesses in the design and operating effectiveness of internal control over financial reporting. Specifically, the Company (1) lacks sufficient resources with the appropriate level of technical accounting expertise in areas such as stock-based compensation, income taxes and LIFO (last-in, first-out) inventory valuation, and (2) did not maintain sufficient monitoring controls over its financial closing and reporting process to provide reasonable assurance that appropriate reviews of reconciliations and analyses were performed in a timely manner. As a result of these weaknesses, significant adjustments to the December 31, 2005 consolidated financial statements and related disclosures were necessary to present the financial statements in accordance with generally accepted accounting principles. Due to the misstatements identified, the potential for further misstatements as a result of the internal control deficiencies, and the significance of the financial closing and reporting process to the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of A. M. Castle & Co. and subsidiaries and our report dated March 28, 2006 expressed an unqualified opinion on those consolidated financial statements and accompanying financial statement schedule and included an explanatory paragraph related to a change in the method of accounting for stock-based compensation due to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” as of October 1, 2005.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 28, 2006

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A — Controls & Procedures
Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chairman of the Board (Chairman), Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the Chairman, CEO and CFO have concluded that due to material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting on page 38 hereof, the Company’s disclosure controls and procedures were not effective as of December 31, 2005.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is included in Part II of this report and incorporated in this Item 9A by reference.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP has audited management’s assessment of the effectiveness of internal control over financial reporting as stated in their report included in Part II Item 8 and incorporated by reference herein.
Change in Internal Control Over Financial Reporting
In the first quarter of 2005 the Company implemented changes in its internal control over financial reporting in response to the deficiencies identified in 2004.
     The Company is now performing physical inventory counts at each of its facilities and reconciling these counts to the financial statements. In addition, the Company is obtaining quarterly confirmations of the Company’s inventory located at each of its outside processors. The Company has determined, after the physical counts were completed and reconciled in 2005, that the internal controls put in place have cured this deficiency which was reported in the annual report on Form 10-K for the year ended December 31, 2004.
     Management continues to evaluate its internal control over financial reporting. The following initiatives are either underway or will be adopted by the Company in 2006 to enhance its internal control over financial reporting.
     The Company started a business system replacement initiative in the third quarter of 2005. The project scope includes a replacement of the Company’s financial systems (general ledger, accounts payable and accounts receivable) as a first phase of the overall project plan. The Company is currently performing parallel testing and expects to be in production with its new financial systems in mid-2006. In conjunction with the business systems replacement initiative, the Company has invested in new report writing technology that will automate and expedite the creation of its key financial and other business reports. This program is also expected to be installed by mid-2006. Management believes this investment in technology will allow for a more thorough and timely review of its financial statements by its financial staff, thereby enhancing its internal control over financial reporting.
     In March 2006, the Company filled its newly created position of Tax Manager. This addition to the Company’s financial management team will serve to enhance its in-house expertise in the tax accounting area.
     Management will also evaluate the use of additional external and/or internal accounting resources to assist with the identification and proper application of generally accepted accounting principles in recording complex transactions.

Item 9B — Other Information
     None
PART III
ITEM 10 — Directors and Executive Officers of the Registrant
Corporate Officers of The Registrant

Name and Title	Age	Business Experience
G. Thomas McKane Chairman of the Board	61	Mr. McKane began his employment with the registrant in May of 2000 and was appointed to the position of President and Chief Executive Officer, a position he held until January 26, 2006. In January 2004 he was also elected to the position of Chairman of the Board. Formerly, he had been employed by Emerson Electric since 1968 in a variety of executive positions.

Michael H. Goldberg President & Chief Executive Officer	52	Mr. Goldberg was elected President and Chief Executive Officer on January 26, 2006. Prior to joining the Registrant he was Executive Vice President of Integris Metals (an aluminum and metals service center) from November 2001 to January 2005. From August 1998 to November 2001 Mr. Goldberg was Executive Vice President of North American metals Distribution Group a division of Rio Algom LTD.

Stephen V. Hooks Executive Vice President — President — Castle Metals	54	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President — Midwest Region in 1993, Vice President — Merchandising in 1998 Senior Vice President—Sales & Merchandising in 2002 and Executive Vice President of the Registrant and Chief Operating Officer of Castle Metals in January 2004. In 2005 Mr. Hooks was appointed President of Castle Metals

Lawrence A. Boik Vice President Chief Financial Officer and Treasurer	46	Mr. Boik began his employment with the registrant in September 2003 and was appointed to the position of Vice President-Controller, Treasurer as well as Chief Accounting Officer. In October 2004, he was named to the position of Vice President-Finance, Chief Financial Officer and Treasurer. Formerly he served as the CFO of Meridan Rail from January 2002. Prior employment included Vice President-Controller of ABC-NACO since July 2000, and Assistant Corporate Controller of US Can Co. back to October 1997.

Paul J. Winsauer Vice President — Human Resources	54	Mr. Winsauer began his employment with the registrant in 1981. In 1996, he was elected to the position of Vice-President — Human Resources.

Jerry M. Aufox Secretary and Corporate Counsel	63	Mr. Aufox began his employment with the registrant in 1977. In 1985 he was elected to the position of Secretary and Corporate Counsel. He is responsible for all legal affairs of the registrant.

Henry J. Veith Controller and Chief Accounting Officer	52	Mr. Veith began his employment with the registrant in October 2004 and was appointed to the position of Controller as well as Chief Accounting Officer. Formerly he served as the Controller of Meridan Rail from July 2002 to February 2004. Prior employment included Controller of Tinplate Partners From February 2001 to July 2002 and Director of Information Technology at U.S. Can Co. back to September 1996.

Metals Segment Officers of the Registrant

Name and Title	Age	Business Experience
Albert J. Biemer, III Vice President — Supply Chain	44	Mr. Biemer began his employment with the registrant in 2001 and was elected Vice President — Supply Chain. Formerly with CSC, Ltd. as Vice President, Logistics in 2000 and Carpenter Technology Corporation from 1997 to 2000.

Kevin Coughlin Vice President — Operations	55	Mr. Coughlin began his employment with the registrant in 2005 and was appointed to the position of Vice President-Operations. Prior to joining the Registrant he was Director of Commercial Vehicle Electronics and Automotive Starter Motor Groups for Robert Bosch-North America since 2001 and Vice President of Logistics and Services for the Skill-Bosch Power Tool Company from 1997 to 2000.

J. Michael Coulson Vice President and Region Manager	48	Mr. Coulson began his employment with the registrant in 1979. He was appointed District Manager in 1991, Midwest Region Manager in 2003 and Vice President and Regional Manager in 2005.

Robert R. Hudson Vice President — Tubular & Plate Products	50	Mr. Hudson began his employment with the registrant in 2002 and was appointed to the position of Vice President —Tubular Products. In 2003 he was given the added responsibilities of plate products and Strategic Account Development. Formerly he was with U.S. Food Service as a division President from 2000 to 2002 and Ispat International NV from 1983 to 2000.

Tim N. Lafontaine Vice President — Alloy Products	52	Mr. Lafontaine began his employment with the registrant in 1975, and was elected Vice President — Alloy Products in 1998

Blain A. Tiffany Vice President and Region Manager	47	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003 and Vice President — Regional Manager in 2005.

Craig R. Wilson Vice President — Advanced Material Products	54	Mr. Wilson began his employment with the registrant in 1979. He was elected to the position of Vice President -Eastern Region in 1997; Vice President — Business Improvement and Quality in 1998; and Vice President and General Manager-Great Lakes Region in 1999. He was named Vice President-Advanced Materials Products in 2000.

Paul A. Lisius Vice President and General Manager Metal Express, LLC	57	Mr. Lisius began his employment with the registrant in 2001 and was appointed to the position of Controller, Metal Express, LLC. In 2004 he was elected to the position of Vice President and General Manager, Metal Express, LLC. Prior to joining Metal Express he was the controller of Hentzen Coatings

Plastics Segment Officers of the Registrant

Name and Title	Age	Business Experience
Thomas L. Garrett President Total Plastics, Inc.	43	Mr. Garrett began his employment with the registrant in 1988 and was appointed to the position of controller. He was elected to the position of Vice President, Total Plastics, Inc. in 1996 and President, Total Plastics, Inc. in 2001.

Daniel E. Talbott Vice President Total Plastics, Inc.	42	Mr. Talbott began his employment with the registrant in 1987 and became Branch Manager in 1990. He was elected to the position of Vice President, Total Plastics, Inc. in 2004.

Thomas C. Roe Director of Finance Total Plastics Inc.	55	Mr. Roe began his employment with the registrant in 2005 and was appointed to the position of Director of Finance. Formerly he served as Chief Accounting Officer of X-Rite from July 2003 and Corporate Controller back to 1994.
     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2006 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Information Concerning Nominees for Directors” and “Meetings and Committees of the Board” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2006, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Management Remuneration” and is hereby incorporated by this specific reference.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 2, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2006, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Information Concerning Nominees for Directors” and “Stock Ownership of Certain Beneficial Owners and Management” is hereby incorporated by this specific reference.
     Other than the information provided above, Part III has been omitted pursuant to General Instruction G for Form 10-K and Rule 12b-23 since the Company will file a Definitive Proxy Statement not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A, which involves the election of Directors.

Equity Plan Disclosures:
The following table includes information regarding the Company’s equity compensation plans:

	(a)			(b)	(c)
					Number of securities remaining
	Number of securities to			Weighted-average	available for future issuances
	be issued upon exercise			exercise price of	under equity compensation
	of outstanding options,			outstanding options,	plans [excluding securities
Plan category	warrants and rights			warrants and rights	reflected in column (a)]

Equity compensation plans approved by	Options	649,064		$9.79
security holders	Performance	768,896	***	$0.00 *	975,361
Equity compensation plans not approved by security holders		—		—	—

Total		1,417,960		$4.48 **	975,361

*	Performance shares were, at the time target grants were established, valued at market price of $11.75 per share.

**	$10.85 per share if performance shares were valued at market price on grant date.

***	Represents total number of securities authorized for issuance under the Performance Plan.
ITEM 13 — Certain Relationships and Related Transactions
All information required to be filed in Part III, Item 13, Form-10K, has been included in the Definitive Proxy Statement dated March 15, 2006, filed with the Securities and Exchange Commission pursuant to Regulation 14A entitled “Related Party Transactions” is hereby incorporated by this specific reference.
ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the Definitive Proxy Statement dated March 15, 2006, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Audit Committee Report to Stockholders” is hereby incorporated by this specific reference.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
A. M. Castle & Co.
Index To Financial Statements and Schedules

Page
Consolidated Statements of Operations — For the years ended December 31, 2005, 2004 and 2003	18

Consolidated Balance Sheets — December 31, 2005 and 2004	19

Consolidated Statements of Cash Flows — For the years ended December 31, 2005, 2004 and 2003	20-21

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2005, 2004 and 2003	21

Notes to Consolidated Financial Statements	22-41

Report of Independent Registered Public Accounting Firm	42

Management’s Assessment of Internal Controls Over Financial Reporting	43

Report of Independent Registered Public Accounting Firm	44-45

Valuation and Qualifying Accounts — Schedule II	54

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description of Exhibit

2.2	Agreement of Merger and Plan of Reorganization (1)

3.1	Articles of Incorporation of the Company (1)

3.2	Articles of Merger Between A. M. Castle & Co. (Delaware Corporation) and Castle Merger a Maryland Corporation Dated June 5, 2001. (1)

3.3	By-Laws of the Company

3.4	Articles Supplementary to the Company’s Articles of Incorporation creating the Company’s Series A Cumulative Convertible Preferred Stock, filed November 22, 2002 with the State Department of Assessments and Taxation of Maryland (2)

4.1	Collateral Agency and Intercreditor Agreement, dated as of March 20, 2003, among U.S. Bank National Association, BofA, Nationwide, Allstate, Northwestern Mutual, Massachusetts Mutual, Mutual of Omaha, United of Omaha, Northern, Castle, Datamet, Inc., Keystone Tube, TPI, Paramont Machine Company, LLC, Advanced Fabricating Technology, LLC, Oliver Steel, Metal Mart, LLC (4)

4.2	Credit Agreement dated July 29, 2005 among the Company, the Company’s subsidiary, A. M. Castle & Co. (Canada) Inc as borrowers and Bank of America, N.A., Bank of America, N.A. Canada Branch, J.P. Morgan Chase Bank N.A. and other lenders, as lenders. (5)

4.3	Note Agreement dated November 17, 2005 for 6.26% Senior Secured Note Due November 17, 2005 between the Company as issuer and the Prudential Insurance Company of American and Prudential Retirement Insurance and Annuity Company as Purchasers. (6)

10.1	Registration Rights Agreement, dated as of November 22, 2002 among the Company, the investors named therein (the “Investors”) and W.B. & Co, for itself, and as nominee and agent of the Investors relating to the Company’s Series A Cumulative Convertible Preferred Stock (2)

10.2	A.M. Castle & Co. 2000 Restricted Stock and Stock Option Plan (1)

10.3	A.M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan (3)

10.4	Employment Agreement with Company’s President and CEO dated January 26, 2006

10.5	Change of Control Agreement with Senior Executives of the Company (4)

10.6	Management Incentive Plan*

10.7	Description of Director’s Deferred Compensation Plan(7)

10.8	Employment Agreement with Company’s Chairman of the Board dated January 26, 2006

10.9	Executive Agreement with Company’s Executive Vice President dated January 26, 2006

10.10	Executive Agreement with Company’s Chief Financial Officer dated July 2, 2003

Exhibit
Number	Description of Exhibit

14.1	Code of Ethics for Officers and Directors of A.M. Castle & Co. (3)

21.1	Subsidiaries of Registrant (4)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by G. Thomas McKane, Chairman of the Board, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Michael H. Goldberg, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by G. Thomas McKane, Chairman of the Board, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Michael H. Goldberg, President and Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.3	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These agreements are considered a compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(1)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 23, 2001.

(2)	Incorporated by reference to the Form 8-K filed with the SEC on December 2, 2002.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 12, 2004.

(4)	Incorporated by reference to the Company’s Annual Report for 2004 and Form 10K filed with the SEC dated March 16, 2005.

(5)	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2005.

(6)	Incorporated by reference to the Form 8-K filed with the SEC on November 21, 2005.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 31, 2006.

SCHEDULE II
A. M. Castle & Co.
Accounts Receivable — Allowance for Doubtful Accounts
Valuation and Qualifying Accounts
For The Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Balance, beginning of year	$1,760	$526	$693

Add-Provision charged to income	356	1,987	400
-Recoveries	173	86	82

Less-Uncollectible accounts charged against allowance	(526)	(839)	(649)

Balance, end of year	$1,763	$1,760	$526

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
A. M. Castle & Co.
   (Registrant)

By:	/s/ Henry J. Veith

Henry J. Veith, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 28, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 28th day of March, 2006.

/s/ Michael Simpson	/s/ John McCartney	/s/ John W. Puth

Michael Simpson,	John McCartney, Director	John W. Puth, Director
Chairman Emeritus	Chairman, Audit Committee	Member, Audit Committee

/s/ G. Thomas McKane	/s/ William K. Hall	/s/ Patrick J. Herbert, III

G. Thomas McKane, Chairman of	William K. Hall	Patrick J. Herbert, III
Board and Director	Director	Director

/s/ Michael H. Goldberg	/s/ Robert S. Hamada	/s/ Brian P. Anderson

Michael H. Goldberg, President,	Robert S. Hamada	Brian P. Anderson. Director
Chief Executive Officer and Director	Director	Member, Audit Committee
(Principal Executive Officer)

/s/ Thomas A Donahoe.	/s/ Lawrence A. Boik.

Thomas A. Donahoe, Director	Lawrence A. Boik
Member, Audit Committee	Vice President and Chief Financial Officer
(Principal Financial Officer)