Form 10-Q
period 2006-03-31
CASTLE A M & CO
filed 2006-05-08
CIK 18172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2006 or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $0.01 Par Value	16,844,048 shares
Preferred Stock, $0.01 Par Value	12,000 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
Unaudited

	As of
	March 31,	Dec 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$32,704	$37,392
Accounts receivable, less allowances of $1,897 at March 31, 2006 and $1,763 at December 31, 2005	133,614	107,064
Inventories (principally on last-in, first-out basis) (latest cost higher by $103,870 at March 31, 2006 and $104,036 at December 31, 2005)	121,020	119,306
Other current assets	7,124	6,351

Total current assets	294,462	270,113
Investment in joint venture	11,740	10,850
Goodwill	32,219	32,222
Prepaid pension cost	40,889	41,946
Other assets	4,186	4,182
Property, plant and equipment, at cost
Land	5,200	4,772
Building	48,106	45,890
Machinery and equipment	129,426	127,048

	182,732	177,710
Less — accumulated depreciation	(115,793)	(113,288)

	66,939	64,422

Total assets	$450,435	$423,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$113,176	$103,246
Accrued liabilities	19,007	21,535
Current and deferred income taxes	10,746	7,052
Current portion of long-term debt	6,233	6,233

Total current liabilities	149,162	138,066

Long-term debt, less current portion	73,698	73,827
Deferred income taxes	21,418	21,903
Deferred gain on sale of assets	5,754	5,967
Pension and postretirement benefit obligations	8,719	8,467
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239
Common stock, $0.01 par value — authorized 30,000,000 shares; issued and outstanding 16,659,525 at March 31, 2006 and 16,605,714 at December 31, 2005	166	166
Additional paid-in capital	62,582	60,916
Retained earnings	125,333	110,530
Accumulated other comprehensive income	2,119	2,370
Treasury stock, at cost - 547,685 shares at March 31, 2006 and 546,055 shares at December 31, 2005	(9,755)	(9,716)

Total stockholders’ equity	191,684	175,505

Total liabilities and stockholders’ equity	$450,435	$423,735

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
Unaudited

	For the Three
	Months Ended
	March 31,
	2006	2005
Net sales	$279,193	$246,203
Cost of material sold	196,100	173,300

Gross material margin	83,093	72,903

Plant and delivery expense	29,625	26,368
Sales, general, and administrative expense	24,885	23,487
Depreciation and amortization expense	2,444	2,273

Total operating expense	56,954	52,128

Operating income	26,139	20,775

Interest expense, net	(1,087)	(2,083)
Discount on sale of accounts receivable	—	(536)

Income before income taxes and equity in earnings of joint venture	25,052	18,156

Income taxes	(10,242)	(7,895)

Income before equity in earnings of joint venture	14,810	10,261

Equity in earnings of joint venture	1,239	1,509

Net income	16,049	11,770

Preferred dividends	(242)	(240)

Net income applicable to common stock	$15,807	$11,530

Basic earnings per share	$0.95	$0.73

Diluted earnings per share	$0.86	$0.65

Dividends per common share	$0.06	$—

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

	For the Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$16,049	$11,770
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,444	2,273
Amortization of deferred gain	(213)	(214)
Equity in earnings from joint venture	(1,239)	(1,509)
Stock compensation expense	974	348
Deferred tax provision (benefit)	(1,117)	716
Excess tax benefits from stock-based payment arrangements	(168)	—
Increase (decrease) from changes in:
Accounts receivable	(26,712)	(14,929)
Inventories	(1,846)	(3,718)
Prepaid pension costs	1,058	329
Other current assets	(813)	(300)
Accounts payable	10,100	3,389
Accrued liabilities	(2,514)	(314)
Income tax payable	4,395	5,976
Postretirement benefit obligations and other liabilities	220	616

Net cash from operating activities	618	4,433

Cash flows from investing activities:
Dividends from joint venture	354	767
Capital expenditures	(4,999)	(989)

Net cash from investing activities	(4,645)	(222)

Cash flows from financing activities:
Repayments of long-term debt	(129)	(2,217)
Preferred stock dividend	(242)	(240)
Common stock dividend	(1,004)	—
Exercise of stock options	479	68
Excess tax benefits from stock-based payment arrangements	168	—

Net cash from financing activities	(728)	(2,389)

Effect of exchange rate changes on cash and cash equivalents	67	17

Net increase (decrease) in cash and cash equivalents	(4,688)	1,839

Cash and cash equivalents — beginning of year	$37,392	$3,106

Cash and cash equivalents — end of period	$32,704	$4,945

Supplemental disclosure of cash flows information — Cash paid during the period:
Interest	$54	$2,357

Income Taxes	$7,044	$880

The accompanying notes are an integral part of these statements

A. M. Castle & Co.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)
1.	Consolidated Financial Statements

The consolidated financial statements included herein are unaudited. The Consolidated Balance Sheet at December 31, 2005 is derived from the audited financial statements at that date. A. M. Castle & Co. (the “Company”) believes that the disclosures are adequate and make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows and the results of operations for the periods then ended. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. The 2006 interim results reported herein may not necessarily be indicative of the results of operations for the full year.

2.	Earnings Per Share

Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares and have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128 “Earnings per Share”, the following table is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported.

	For The Three
	Months Ended
	March 31,
(in thousands, except per share data)	2006	2005

Net income	$16,049	$11,770
Preferred dividends	(242)	(240)

Net income applicable to common stock	$15,807	$11,530

Weighted average common shares outstanding	16,633	15,815
Dilutive effect of outstanding employee and directors’ common stock options and restricted stock	322	598
Dilutive effect of convertible preferred stock	1,794	1,794

Diluted common shares outstanding	18,749	18,207

Basic income per common share	$0.95	$0.73

Diluted income per common share	$0.86	$0.65

Outstanding employee and directors’ common and restricted stock options and preferred shares having no dilutive effect	6	157

3.	Revolving Line of Credit

On July, 29, 2005 the Company entered into an $82.0 million five year secured revolving credit agreement (the “Revolver”) with a syndicate of U.S. banks.

The Revolver consists of (i) a $75.0 million revolving loan (the ”U.S. Facility”) and (ii) a $7.0 million revolving loan ( the “Canadian Facility”) to be drawn by the borrower from time to time. The Canadian Facility can be drawn in U.S. dollars and/or Canadian dollars. Available proceeds under the Revolver may be used for general corporate purposes.

As of March 31, 2006 and December 31, 2005 the Company had no outstanding borrowings under either the U.S. or Canadian Facility. As described in the Company’s Form 10-K for the year-ended December 31, 2005, the Revolver replaced the accounts receivable securitization facility.

4.	Goodwill

The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test made during the first quarter of 2006, the Company has determined that there is no impairment of goodwill.
     The changes in carrying amounts of goodwill were as follows (in thousands):

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2005	$19,249	$12,973	$32,222
Currency valuation	(3)	—	(3)

Balance as of March 31, 2006	$19,246	$12,973	$32,219

5.	INVENTORY

Final inventory determination under the last-in first-out (LIFO) method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2006, are based solely on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.
     Current replacement cost of inventories exceeded book value by $103.9 million and $104.0 million at March 31, 2006 and December 31, 2005, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
6.	Share-Based Compensation

As described in the Company’s Form 10-K for the year-ended December 31, 2005, the Company adopted FAS No. 123R, “Share-Based Payments”, effective October 1, 2005 using the modified retrospective method of adoption. Accordingly, all prior period financial statements have been restated to reflect this standard.
     The fair value of stock options granted has been estimated using the Black Scholes option pricing model. There were no stock options granted in the first quarter of 2006. Other forms of share-based compensation have generally used the market price of the Company’s stock on the date of grant to estimate fair value.
     In 2005, the Company established the 2005 Performance Stock Equity Plan (the “Performance Plan”). Under the Performance Plan, 435,698 stock awards were granted of which 70,908 have been forfeited. In the first quarter of 2006, awards of 45,000 were granted and 69,658 were forfeited. The number of shares that could potentially be issued is 729,580.
     Additionally, the Company re-purchased treasury stock in the first quarter in lieu of cash for stock options exercised. The value of the shares surrendered was $43,700.

7.	Segment Reporting

The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered segments according to FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s financial statements.
     The accounting policies for all segments are described in Note 1 “Principal Accounting Policies” in the Company’s Form 10-K for the year-ended December 31, 2005. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments.
     The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Revenue derived from consigned inventories at customer locations for 2006 was $4.6 million, or 1.6% of sales. Inventory on consignment at customers as of March 31, 2006 was $2.2 million, or 1.8% of consolidated net inventory as reported on the Company’s consolidated balance sheets.
     The following is the segment information for the quarters ended March 31, 2006 and 2005:

		Gross	Other		Capital
	Net	Material	Operating	Operating	Expendi-	Depre-
(dollars in thousands)	Sales	Margin	Expense	Income	tures	ciation

2006
Metals Segment	$250,648	$73,643	$47,132	$26,511	$4,565	$2,138
Plastics Segment	28,545	9,450	7,661	1,789	434	306
Other	—	—	2,161	(2,161)	—	—

Consolidated	$279,193	$83,093	$56,954	$26,139	$4,999	$2,444

2005
Metals Segment	$220,005	$64,326	$43,361	$20,965	$552	$2,012
Plastics Segment	26,198	8,577	7,080	1,497	437	261
Other	—	—	1,687	(1,687)	—	—

Consolidated	$246,203	$72,903	$52,128	$20,775	$989	$2,273

“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
The segment information for total assets at March 31, 2006 and December 31, 2005 was as follows:

	March 31,	December 31,
(dollars in thousands)	2006	2005

Metals Segment	$387,358	$362,822
Plastics Segment	51,100	49,775
Other	11,977	11,138

Consolidated	$450,435	$423,735

“Other” — The segment’s total assets consist of the Company’s income tax receivable and its investment in a joint venture.

8.	Pension and Postretirement Benefits

The following are the components of the net pension and post-retirement benefit expenses (in thousands):

	March 31,
	2006	2005

Service cost	$917.8	$720.5
Interest cost	1,805.8	1,593.0
Expected return on plan	(2,423.9)	(2,394.2)
Amortization of prior service cost	26.4	27.7
Amortization of net (loss) gain	945.8	614.6

Net periodic cost	$1,271.9	$561.6

As of March 31, 2006 the Company has not made any cash contributions to its pension plans for this fiscal year but will continue to evaluate options for funding this plan in 2006 in light of its favorable cash position and proposed pension accounting rule changes.

9.	Commitments and Contingent Liabilities

At March 31, 2006 the Company had $2.2 million of an irrevocable letter of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is obtained under a provision in the new revolving credit facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. (“the Company”) continued to enjoy favorable demand for its products through the first quarter of 2006. The North American durable goods manufacturing sector, the Company’s primary market, continues to exhibit demand requirements above 2005 levels. The aerospace, oil and gas, and mining and construction equipment sectors continued to show particular strength. The Company’s metals product offerings are predominantly in carbon bar or tubing, alloy bar, high-end specialty metals (such as nickel alloy, stainless steel and aluminum), and carbon plate up to twenty inches thick.
     Historically, the Company has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers to track general demand trends in its customer markets. Table 1 below shows recent PMI trends from the first quarter of 2005 through the first quarter of 2006. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table indicates, there has been sustained growth in the manufacturing sector for several quarters. The Company’s revenue growth, in real terms or net of material price increases, has improved over these same quarters. First quarter 2006 volume growth for the Company on a consolidated basis is approximately 9% ahead of the same quarter in 2005, (net of material price increases).

Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2005	55.7	53.2	56.0	57.0
2006	55.6

Results of Operations: Year-to-Year Comparisons and Commentary
     Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2006 and 2005.
Operating Results by Segment

	Quarter Ended
	March 31,		Fav/(Unfav)
(dollars in millions)	2006	2005	Fav/(Unfav)	% Chge

Net Sales
Metals	$250.7	$220.0	$30.7	14.0%
Plastics	28.5	26.2	2.3	8.8

Total Net Sales	$279.2	$246.2	$33.0	13.4%

Gross Material Margin
Metals	$73.6	$64.3	$9.3	14.5%
% of Metals Sales	29.4%	29.2%	0.1%
Plastics	9.5	8.6	0.9	10.5%
% of Plastics Sales	33.3%	32.8%	0.5%

Total Gross Material Margin	$83.1	$72.9	$10.2	14.0%
% of Total Net Sales	29.8%	29.6%	0.2%

Operating Expense
Metals	$47.1	$43.3	$(3.8)	8.8%
Plastics	7.7	7.1	(0.6)	8.5
Other	2.2	1.7	(0.5)	29.4

Total Operating Expense	$57.0	$52.1	$(4.9)	9.4%
% of Total Net Sales	20.4%	21.2%	0.7%

Operating Income
Metals	$26.5	$21.0	$5.5
% of Metals Sales	10.6%	9.5%	1.0%
Plastics	1.8	1.5	0.3
% of Plastics Sales	6.3%	5.7%	0.6%
Other	(2.2)	(1.7)	(0.5)

Total Operating Income	$26.1	$20.8	$5.3
% of Total Net Sales	9.3%	8.4%	0.9%
“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.

Net Sales:
Consolidated net sales of $279.2 million increased 13.4%, or $33.0 million, versus the first quarter of 2005. Metals segment sales of $250.7 million were $30.7 million, or 14.0%, ahead of last year. Strong demand continued for the Company’s metals products, particularly in the aerospace, oil and gas, and mining and construction equipment markets. Increased volume accounted for approximately 10% of this segment’s sales growth with the balance due to favorable material price.
     Plastics segment sales of $28.5 million were $2.3 million, or 8.8%, stronger than the same quarter of 2005. Increased volume accounted for 1% of the sales growth while plastics material prices rose 8%.
Gross Material Margin and Operating Income:
Consolidated gross material margin of $83.1 million was $10.2 million, or 14.0%, better than last year driven by increased sales. Metals segment gross material margin of $73.6 million was $9.3 million, or 14.5%, ahead of the first quarter of 2005. Plastics segment gross material margin increased by $0.9 million, or 10.5%, to a level of $9.5 million. The Company has been able to maintain or slightly improve its material margin percentages in both segments while material prices rose.
     Total consolidated operating expenses of $57.0 million increased $4.9 million, or 9.4%, versus the first quarter of last year on a 13.4% increase in net sales. The increased expenses were driven by increased demand and related distribution activity.
     The Company’s “Other” operating segment includes expenses related to executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments.
     Consolidated operating income of $26.1 million (9.3% of sales) is $5.3 million better than the first quarter of last year largely reflecting continued top line growth and margin maintenance.
Other Income and Expense, and Net Results:
Equity in earnings of joint venture of $1.2 million were $0.3 million lower than 2005, reflecting weaker sales within the Company’s joint venture, Kreher Steel.
     Financing costs, which consists of interest expense and also, in 2005, discount on sale of accounts receivable, were $1.1 million in the first quarter of 2006 which was $1.5 million lower than the same period in 2005 due to the Company’s lower interest rate on its refinanced debt and reduced borrowings.
     Consolidated net income applicable to common stock was $15.8 million or $0.86 per diluted share in the first quarter of 2006 versus a consolidated net income applicable to common stock of $11.5 million or $0.65 per diluted share in the corresponding period of 2005.
Critical Accounting Policies:
There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and the Revolver.
     Cash from operating activities in the first quarter of 2006 was $0.6 million.
     Working capital, excluding the current portion of long-term debt, of $151.5 million is up $13.3 million since the beginning of the year. Trade receivables of $133.6 million are up $26.6 million due to increased sales. Receivable days sales outstanding (DSO) declined 2.2 days from December 31, 2005 to a level of 40.9 days reflecting strong collections during the quarter. Inventory at net book value of $121.0 million, including LIFO (last-in, first-out) reserves of $103.9 million is up slightly from the start of 2006. Days sales in inventory (DSI) improved to 102 days which is lower than the December 31, 2005 level of 119 days as sales outpaced mill receipts. The

Company expects to operate at an average DSI of approximately 115 days in 2006.
     The Company also paid a cash dividend to its shareholders of $0.06 per share, or $1.0 million during the first quarter of 2006.
     Capital expenditures in the first quarter of 2006 were $5.0 million. Major expenditures included the purchase of a new facility in the Birmingham, Alabama area ($2.6 million) and its ongoing business system replacement initiative ($0.5 million), along with typical equipment replacement and upgrades.
Company Financial Condition
In addition to several consecutive quarters of solid earnings performance, the Company reduced its overall borrowings. Also, in 2005 the Company replaced its long-term notes with a new loan arrangement that reduced interest expense and overall debt service cash outlays for the next several years.
     The Company’s principal payments required over the next few years are summarized below in Table 2 (dollars in millions)
Table 2

Year ending December 31,
2006	$6,104
2007	6,570
2008	6,841
2009	10,390
2010	7,190
2011 and beyond	42,836

Total debt	$79,931

     As of March 31, 2006, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

		Actual
	Required	3/31/06
Debt-to-Capital Ratio	< 0.55	0.25

Working Capital-to-Debt Ratio	> 1.00	2.84

Minimum Equity Value	$128.7 million	$191.5 million
     Current business conditions lead management to believe it will be able to generate sufficient cash from operations and ongoing working capital management to fund its ongoing capital expenditure programs and meet its debt obligations.
Commitments and Contingencies
At March 31, 2006 the Company had $2.2 million of an irrevocable letter of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is obtained under a provision of the new revolving credit facility.
     The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the

Company.
     In 2006, the Company will be negotiating a new contract for 278 of its 289 union employee’s, of its total workforce of 1,606. The contract is due for renewal in September 2006 and the Company has begun reviewing contract issues and developing contingency plans.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to various interest rate and metals and plastics price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under its Revolver, the Company’s interest rate on borrowings is subject to changes in the LIBOR and Prime Rate. As of March 31, 2006, the Company had no outstanding borrowings under the Revolver. All of the Company’s long-term debt as of March 31, 2006 is on a fixed interest rate. The Company’s raw material costs are comprised primarily of engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of goods sold than in its selling prices.
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
     In its annual report on Form 10-K for the year ended December 31, 2005, the Company reported that it had identified certain material weaknesses in its system of internal controls over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange act of 1934, as amended. Specifically, in conducting its evaluation of the Company’s internal control over financial reporting at December 31, 2005, management identified material weaknesses that it (1) lacks sufficient resources with the appropriate level of technical accounting expertise in areas such as stock-based compensation, income taxes and LIFO (last-in, first-out) inventory valuation, and (2) did not maintain sufficient monitoring controls over its financial closing and reporting process.
     As part of its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described above and (ii) evaluated whether the material weaknesses described above continue to exist. Although the Company believes that the changes in internal controls discussed below begin to address the reported material weaknesses, management cannot conclude that these weaknesses are eliminated until the Company performs further testing of internal controls over financial reporting in subsequent periods and takes further action steps to address these weaknesses. Therefore, the CEO and CFO conclude that the Company’s current disclosure controls and procedures, as designed and implemented, were not effective in ensuring that the information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported reliably in accordance with generally accepted accounting principles within the time period required by the rules of the Securities and Exchange Commission.
(b) Changes in Internal Controls
In response to deficiencies in internal control over financial reporting as identified above,

management implemented the following changes in the Company’s internal control over financial reporting during the period ended March 31, 2006.
     The Company has hired a tax manager to improve its internal capabilities for tax accounting and is evaluating various options related to LIFO inventory valuation accounting. The Company is also evaluating the use of external resources to remediate weaknesses identified regarding stock-based compensation and other complex technical accounting transactions. Additionally, the Company is reviewing its entire financial closing and reporting process as part of the business system replacement project (BSR) and will be testing these changes throughout the year.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

Item 1A.	Risk Factors

During the quarter there were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar Value) of
			of Shares (or	Shares (or Units)
			Units) Purchased	that May Yet Be
	(a) Total Number	(b) Average Price	as Part of Publicly	Purchased (Under
	of Shares (or	Paid per Share	Announced Plans	the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs)

January 1 — January 31	1,620	$26.97	—	—
February 1 — February 28	—	—	—	—
March 1 — March 31	—	—	—	—

Total	1,620	$26.97	—	—

Item 6.	Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 by CEO

Exhibit 31.2 Certification Pursuant to Section 302 by CFO

Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

Date: May 5, 2006	By:	/s/ Henry J. Veith

Henry J. Veith
Controller
(Mr. Veith is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)