Form 10-Q
period 2006-06-30
CASTLE A M & CO
filed 2006-08-04
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
©       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	June 30, 2006	or,

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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
Large Accelerated Filer                         Accelerated Filer      X            Non-Accelerated Filer
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes                   No      X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2006

Common Stock, $0.01 Par Value Preferred Stock, $0.01 Par Value	17,001,204 shares 12,000 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	As of
Unaudited	June 30,	Dec 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$42,982	$37,392
Accounts receivable, less allowances of $2,040 at June 30, 2006 and $1,763 at December 31, 2005	128,946	107,064
Inventories (principally on last-in, first-out basis) (latest cost higher by $114,014 at June 30, 2006 and $104,036 at December 31, 2005)	139,604	119,306
Other current assets	7,378	6,351

Total current assets	318,910	270,113
Investment in joint venture	12,358	10,850
Goodwill	32,250	32,222
Prepaid pension cost	40,037	41,946
Other assets	4,923	4,182
Property, plant and equipment, at cost
Land	5,203	4,772
Building	48,468	45,890
Machinery and equipment	132,207	127,048

	185,878	177,710
Less — accumulated depreciation	(118,627)	(113,288)

	67,251	64,422

Total assets	$475,729	$423,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$123,397	$103,246
Accrued liabilities	22,997	21,535
Current and deferred income taxes	1,497	7,052
Current portion of long-term debt	6,233	6,233

Total current liabilities	154,124	138,066

Long-term debt, less current portion	73,569	73,827
Deferred income taxes	20,784	21,903
Deferred gain on sale of assets	5,672	5,967
Pension and postretirement benefit obligations	8,949	8,467
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value — 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239
Common stock, $0.01 par value — authorized 30,000,000 shares; issued and outstanding 16,980,004 at June 30, 2006 and 16,605,714 at December 31, 2005	170	166
Additional paid-in capital	66,000	60,916
Retained earnings	138,434	110,530
Accumulated other comprehensive income	3,473	2,370
Treasury stock, at cost — 411,235 shares at June 30, 2006 and 546,065 shares at December 31, 2005	(6,685)	(9,716)

Total stockholders’ equity	212,631	175,505

Total liabilities and stockholders’ equity	$475,729	$423,735

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF INCOME	For the Three		For the Six
(Dollars in thousands, except per share data)	Months Ended		Months Ended
Unaudited	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$275,607	$250,967	$554,800	$497,170
Cost of material sold	195,244	175,449	391,343	348,749

Gross material margin	80,363	75,518	163,457	148,421
Plant and delivery expense	28,981	27,347	58,605	53,715
Sales, general, and administrative expense	25,071	22,617	49,957	46,104
Depreciation and amortization expense	2,654	2,274	5,097	4,547

Total operating expense	56,706	52,238	113,659	104,366
Operating income	23,657	23,280	49,798	44,055
Interest expense, net	(958)	(2,027)	(2,046)	(4,110)
Discount on sale of accounts receivable	—	(464)	—	(1,000)

Income before income taxes and equity earnings of joint venture	22,699	20,789	47,752	38,945
Income taxes	(9,397)	(8,320)	(19,639)	(16,215)

Income before equity in earnings of joint venture	13,302	12,469	28,113	22,730
Equity in earnings of joint venture	1,056	1,016	2,295	2,525

Net income	14,358	13,485	30,408	25,255
Preferred dividends	(243)	(240)	(485)	(480)

Net income applicable to common stock	$14,115	$13,245	$29,923	$24,775

Basic earnings per share	$0.83	$0.83	$1.78	$1.56

Diluted earnings per share	$0.76	$0.73	$1.62	$1.37

Dividends per common share paid	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Six Months
Unaudited	Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$30,408	$25,255
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,097	4,547
Amortization of deferred gain	(295)	(427)
Equity in earnings from joint venture	(2,295)	(2,525)
Stock compensation expense	1,945	1,497
Deferred tax provision (benefit)	(1)	1,586
Excess tax benefits from stock-based payment arrangements	(811)	—
Increase (decrease) from changes in:
Accounts receivable	(21,644)	(22,121)
Inventories	(20,089)	5,711
Prepaid pension costs	1,909	1,124
Other current assets	(1,118)	(96)
Accounts payable	20,210	(6,456)
Accrued liabilities	1,471	2,180
Income tax payable	(6,588)	4,213
Postretirement benefit obligations and other liabilities	(273)	148

Net cash from operating activities	7,926	14,636
Cash flows from investing activities:
Dividends from joint venture	825	1,334
Capital expenditures	(7,804)	(2,204)

Net cash used in investing activities	(6,979)	(870)
Cash flows from financing activities:
Repayments of long-term debt	(258)	(11,346)
Preferred stock dividend	(485)	(480)
Dividends paid	(2,018)	—
Exercise of stock options and other	6,174	177
Excess tax benefits from stock-based payment arrangements	811	—

Net cash from (used in) financing activities	4,224	(11,649)
Effect of exchange rate changes on cash and cash equivalents	419	42
Net increase in cash and cash equivalents	5,590	2,159

Cash and cash equivalents — beginning of year	$37,392	$3,106

Cash and cash equivalents — end of period	$42,982	$5,265

Supplemental cash disclosure — cash paid during the period:
Interest	$2,953	$4,558

Income taxes	$25,093	$9,417

The accompanying notes are an integral part of these statements

A. M. Castle & Co.
Notes to Consolidated Financial Statements
June 30, 2006
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

Earnings per common share are computed by dividing net income applicable to common stock by the weighted average number of shares of common stock (basic) plus common stock equivalents (diluted) outstanding during the year. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares and have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 128 “Earnings per Share”, the following table is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported.

(dollars and shares in thousands,	For The Three Months		For The Six Months
except per share data	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$14,358	$13,485	$30,408	$25,255
Preferred dividends	(243)	(240)	(485)	(480)

Net income applicable to common stock	$14,115	$13,245	$29,923	$24,775

Weighted average common shares outstanding	16,653	15,823	16,657	15,806
Dilutive effect of outstanding employee and directors’ common stock options and restricted stock	360	760	305	804
Dilutive effect of convertible preferred stock	1,794	1,794	1,794	1,794

Diluted common shares outstanding	18,807	18,377	18,756	18,404

Basic income per common share	$0.83	$0.83	$1.78	$1.56

Diluted income per common share	$0.76	$0.73	$1.62	$1.37

Outstanding employees & directors common stock options and restricted and preferred stock shares having no dilutive effect	—	60	4	111

3.	Revolving Line of Credit

On July, 29, 2005 the Company entered into an $82.0 million five year secured revolving credit agreement (the “Revolver”) with a syndicate of U.S. banks.

The Revolver consists of (i) a $75.0 million revolving loan (the “U.S. Facility”) and (ii) a $7.0 million revolving loan ( the “Canadian Facility”) to be drawn by the borrower from time to time. The Canadian Facility can be drawn in U.S. dollars and/or Canadian dollars. Available proceeds under the Revolver may be used for general corporate purposes.

As of June 30, 2006 and December 31, 2005 the Company had no outstanding borrowings under either the U.S. or Canadian Facility. As described in the Company’s Form 10-K for the year-ended December 31, 2005, the Revolver replaced the accounts receivable securitization facility.

4.	Goodwill

The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test made during the first quarter of 2006, the Company has determined that there is no impairment of goodwill.

The changes in carrying amounts of goodwill were as follows (in thousands):

	Metals Segment	Plastics Segment	Total

Balance as of December 31, 2005	$19,249	$12,973	$32,222
Currency valuation	28	—	28

Balance as of June 30, 2006	$19,277	$12,973	$32,250

5.	Inventory

Final inventory determination under the last-in first-out (LIFO) method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2006, are based on management’s estimates of year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory calculations.

Current replacement cost of inventories exceeded book value by $114.0 million and $104.0 million at June 30, 2006 and December 31, 2005, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of the Company’s inventories.

The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Revenue derived from consigned inventories at customer locations for 2006 was $9.6 million, or 1.7% of sales. Inventory on consignment at customers as of June 30, 2006 was $1.9 million, or 1.4% of consolidated net inventory as reported on the Company’s consolidated balance sheets.

6.	Share-Based Compensation

As described in the Company’s Form 10-K for the year-ended December 31, 2005, the Company adopted FAS No. 123R, “Share-Based Payments”, effective October 1, 2005 using the modified retrospective method of adoption. Accordingly, all prior period financial statements have been restated to reflect this standard.

The fair value of stock options granted has been estimated using the Black Scholes option pricing model. There were no stock options granted in the first six months of 2006. Other forms of share-based compensation have generally used the market price of the Company’s stock on the date of grant to estimate fair value.

In 2005, the Company established the 2005 Performance Stock Equity Plan (the “Performance Plan”). Under the Performance Plan, 435,698 stock awards were granted of which 73,319 have been forfeited. In the second quarter of 2006, awards of 2,411 were forfeited. The number of shares that could potentially be issued is 724,758.

7.	Segment Reporting

The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered separate segments according to FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s financial statements.

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

The following is the segment information for the quarters ended June 30, 2006 and 2005:

		Gross	Other	Operating	Capital
(dollars in millions)	Net Sales	Material Margin	Operating Expense	Income (Loss)	Expendi- tures	Depre- ciation

2006
Metals Segment	$244.8	$70.0	$46.6	$23.4	$5.1	$2.5
Plastics Segment	30.8	10.4	7.6	2.8	0.3	0.2
Other	—	—	2.4	(2.4)	—	—

Consolidated	$275.6	$80.4	$56.6	$23.8	$5.4	$2.7

2005
Metals Segment	$222.1	$66.3	$42.3	$24.0	$0.9	$2.0
Plastics Segment	28.9	9.2	7.2	2.0	0.3	0.3
Other	—	—	2.7	(2.7)	—	—

Consolidated	$251.0	$75.5	$52.2	$23.3	$1.2	$2.3

     The following is the segment information for the six-months ended June 30, 2006 and 2005:

		Gross	Other	Operating	Capital
(dollars in millions)	Net Sales	Material Margin	Operating Expense	Income (Loss)	Expendi- tures	Depre- ciation

2006
Metals Segment	$495.4	$143.7	$93.8	$49.9	$7.2	$4.5
Plastics Segment	59.4	19.8	15.3	4.5	0.6	0.6
Other	—	—	4.6	(4.6)	—	—

Consolidated	$554.8	$163.5	$113.7	$49.8	$7.8	$5.1

2005
Metals Segment	$442.1	$130.6	$85.6	$45.0	$1.5	$4.0
Plastics Segment	55.1	17.8	14.3	3.5	0.7	0.5
Other	—	—	4.5	(4.5)	—	—

Consolidated	$497.2	$148.4	$104.4	$44.1	$2.2	$4.5

“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.

The segment information for total assets at June 30, 2006 and December 31, 2005 was as follows:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Metals Segment	$413,237	$362,822
Plastics Segment	50,106	49,775
Other	12,386	11,138

Consolidated	$495,729	$423,735

“Other” — The segment’s total assets consist of the Company’s income tax receivable and its investment in a joint venture.

8.	Pension and Postretirement Benefits

The following are the components of the net pension and post-retirement benefit expenses (dollars in thousands):

For Quarter Ended	June 30,
	2006	2005

Service cost	$917.8	$720.5
Interest cost	1,805.8	1,593.0
Expected return on plan	(2,423.9)	(2,394.2)
Amortization of prior service cost	26.4	27.7
Amortization of net loss	945.8	614.7

Net periodic cost	$1,271.9	$561.6

For Six Months Ended	June 30,
	2006	2005

Service cost	$1,835.6	$1,441.0
Interest cost	3,611.6	3,186.0
Expected return on plan	(4,847.8)	(4,788.4)
Amortization of prior service cost	52.8	55.4
Amortization of net loss	1,891.6	1,229.2

Net periodic cost	$2,543.8	$1,123.2

As of June 30, 2006 the Company has not made any cash contributions to its pension plans for this fiscal year but will continue to evaluate options for funding this plan in 2006 in light of the Company’s favorable cash position and proposed pension accounting rule changes.

9.	Commitments and Contingent Liabilities

At June 30, 2006 the Company had $2.2 million of an irrevocable letter of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is obtained under a provision in the revolving credit facility.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.
Executive Overview
Economic Trends and Current Business Conditions
     A. M. Castle & Co. (“the Company”) continued to enjoy favorable demand for its products through the second quarter of 2006. The North American durable goods manufacturing sector, the Company’s primary market, continues to exhibit demand requirements above 2005 levels. The aerospace, oil and gas, and mining and construction equipment sectors continued to show particular strength. The Company’s metals product offerings are predominantly in carbon bar or tubing, alloy bar, high-end specialty metals (such as nickel alloy, stainless steel and aluminum), and carbon plate up to twenty inches thick.
     Historically, the Company has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers to track general demand trends in its customer markets. Table 1 below shows recent PMI trends from the first quarter of 2005 through the first quarter of 2006. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table indicates, there has been sustained growth in the manufacturing sector for several quarters. The Company’s revenue growth, in real terms or net of material price increases, has improved over these same quarters. Second quarter 2006 revenue growth for the Company on a consolidated basis is approximately 9.8% ahead of the same quarter in 2005 and 11.6% ahead on a comparative year-to-date basis.
Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2005	55.7	53.2	56.0	57.0
2006	55.6	55.2
Results of Operations: Year-to-Year Comparisons and Commentary
     Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2006 and 2005.

Operating Results by Segment

(dollars in millions)	Quarter Ended		Fav/(Unfav)
	June 30,
	2006	2005	Fav/(Unfav)	% Chge

Net Sales
Metals	$244.8	$222.1	$22.7	10.2%
Plastics	30.8	28.9	1.9	6.6

Total Net Sales	275.6	$251.0	$24.6	9.8%

Gross Material Margin
Metals	$70.0	$66.3	$3.7	5.6%
% of Metals Sales	28.6%	29.9%	(1.3)%
Plastics	10.4	9.2	1.2	13.0%
% of Plastics Sales	33.8%	31.8%	1.9%

Total Gross Material Margin	$80.4	$75.5	4.9	6.5%
% of Total Net Sales	29.2%	30.1%	(0.9)%

Operating Expense
Metals	$46.6	$42.3	$(4.3)	(10.2)%
Plastics	7.6	7.2	(0.4)	(5.6)
Other	2.4	2.7	0.3	11.1

Total Operating Expense	$56.6	$52.2	$(4.4)	(8.4)%
% of Total Net Sales	20.5%	20.8%	0.3%

Operating Income
Metals	$23.4	$24.0	$(0.6)	(2.5)%
% of Metals Sales	9.6%	10.8%	(1.2)%
Plastics	2.8	2.0	0.8	40.0
% of Plastics Sales	9.1%	6.9%	2.2%
Other	(2.4)	(2.7)	0.3	(11.1)

Total Operating Income	$23.8	$23.3	$0.5	2.1%
% of Total Net Sales	8.6%	9.3%	(0.6)%
“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.

Net Sales:
Consolidated net sales of $275.6 million increased 9.8%, or $24.6 million, versus the second quarter of 2005. Metals segment sales of $244.8 million were $22.7 million, or 10.2%, ahead of last year. Strong demand continued for the Company’s metals products, particularly in the aerospace, oil and gas, and mining and construction equipment markets. Increased volume accounted for approximately 5% of this segment’s sales growth with the balance due to favorable material price.
     Plastics segment sales of $30.8 million were $1.9 million, or 6.6%, stronger than the same quarter of 2005. Increased volume accounted for 2% of the sales growth while plastics material selling prices rose 5%.
Gross Material Margin and Operating Income:
Consolidated gross material margin of $80.4 million was $4.9 million, or 6.5%, better than last year driven by increased sales. Metals segment gross material margin of $70.0 million was $3.7 million, or 5.6%, ahead of the second quarter of 2005. Gross material margin as a percentage of net sales (“gross margin rate”) in our Metals business was lower during the quarter due to increased supplier surcharges that were passed through to our customers at cost. Additionally, growth with our large program customer accounts and resistance to price increases in our transaction business contributed to the margin rate decline. Generally we experience slightly lower margins on program account business than on our transactional business.
     Plastics segment gross material margin increased by $1.2 million, or 13.0%, to a level of $10.4 million. The Company has been able to maintain or slightly improve its material margin percentages in the Plastics segment while the Metals segment had a slight decline.
     Total consolidated operating expenses of $56.6 million increased $4.4 million, or 8.4%, versus the second quarter of last year on a 9.8% increase in net sales. The increased expenses were due to increased demand and related distribution activity.
     The Company’s “Other” operating segment includes expenses related to executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments.
     Consolidated operating income of $23.8 million (8.6% of sales) is $0.5 million better than the second quarter of last year.
Other Income and Expense, and Net Results:
Equity in earnings of joint venture of $1.1 million were $0.1 million higher than 2005, reflecting increased sales and earnings performance within the Company’s joint venture, Kreher Steel.
     Financing costs were $1.0 million in the second quarter of 2006, or $1.5 million lower than the same period in 2005 principally due to the Company’s reduced borrowings and lower interest rate on its refinanced debt.
     Consolidated net income applicable to common stock was $14.1 million or $0.76 per diluted share in the second quarter of 2006 versus a consolidated net income applicable to common stock of $13.2 million, or $0.73 per diluted share in the corresponding period of 2005.

Results of Operations: Six-Month Comparisons and Commentary
Consolidated results by business segment are summarized in the following table for the six-months ended June 30, 2006 and 2005

	Six-Months Ended June 30,		Fav/(Unfav)
	2006	2005	$ Change	% Change

Net Sales
Metals	$495.4	$442.1	$53.3	12.1%
Plastics	59.4	55.1	4.3	7.8

Total Net Sales	$554.8	$497.2	$57.6	11.6%

Gross Material Margin
Metals	$143.7	$130.6	$13.1	10.0%
% of Metals Sales	29.0%	29.5%	(0.5)%
Plastics	19.8	17.8	2.0	11.2
% of Plastics Sales	33.3%	32.3%	1.0%

Total Gross Material Margin	$163.5	$148.4	$15.1	10.2%
% of Total Net Sales	29.5%	29.8%	(0.4)%

Operating Expense
Metals	$93.8	$85.6	$(8.2)	9.6%
Plastics	15.3	14.3	(1.0)	7.0
Other	4.6	4.5	(0.1)	2.2

Total Operating Expense	$113.7	$104.4	$(9.3)	8.9%
% of Total Net Sales	20.5%	21.0%	0.5%

Operating Income
Metals	$49.9	$45.0	$4.9	10.9%
% of Metals Sales	10.1%	10.2%	(0.1)%
Plastics	4.5	3.5	1.0	28.6
% of Plastics Sales	7.6%	6.4%	1.2%
Other	(4.6)	(4.5)	(0.1)	2.2

Total Operating Income	$49.8	$44.0	$5.8	13.2%
% of Total Net Sales	9.0%	8.8%	0.1%
“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
Net Sales:
Six-month 2006 consolidated net sales of $554.8 million were $57.6 million, or 11.6%, stronger than last year. Metals segment sales of $495.4 million were $53.3 million, or 12.1%, ahead of last year. Strong demand existed across our customer base through the first half of 2006. For the six months ended June 30, 2006, Metals segment sales volume, net of material price increases, was 7% higher than for the same period in 2005. Metals material sales prices were approximately 5% higher than the corresponding 2005 period.
     Plastics segment sales of $59.4 million were $4.3 million, or 7.8%, higher than the first-half of 2005. Approximately 7% of the revenue increase was attributable to higher material pricing levels. The balance of the year-over-year sales increase in the Plastics segment was due to increased customer demand.

Gross Material Margin and Operating Profit:
Consolidated gross material margin for the first six-months of 2006 was $15.1 million, or 10.2% higher than the same period of 2005. Metals segment gross material margin of $143.7 million was $13.1 million, or 10.0%, higher than last year due to increased sales levels. Gross material margin as a percentage of net sales (“gross margin rate”) in our Metals business was lower during the second quarter due to increased supplier surcharges that were passed through to our customers at cost. Additionally, growth with our large program customer accounts and resistance to price increases in our transaction business contributed to the margin rate decline.
     Plastics segment gross material margin increased by $2.0 million, or 11.2%, to a level of $19.8 million versus the first six-months of 2005. Gross material margin as a percentage of sales increased during the second quarter on lower large order business which produced a higher gross margin rate.
     Year-to-date consolidated operating expenses of $113.7 million were $9.3 million, or 8.9% higher than last year, largely due to increased overall volume and related processing activity.
     Consolidated operating profit of $49.8 million, or 9.0% of sales, was $5.8 million better than last year.
Other Income and Expense, and Net Results:
Joint venture equity earnings for the first-half of 2006 of $2.3 million were slightly below the corresponding period in 2005.
     Six-month financing costs, which consist of interest expense and discount on sale of accounts receivable in 2005, were $2.0 million for 2006 and $5.1 million for 2005 due to reduced borrowings and lower interest rates on our refinanced debt.
     Year-to-date consolidated net income (after preferred dividends of $0.5 million) was $29.9 million, or $1.62 per basic share, versus $24.8 million, or $1.37 per basic share, in the corresponding period of 2005.
Critical Accounting Policies:
There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and the $82.0 million five-year secured revolving credit agreement (the “Revolver”) with a syndicate of U.S. banks.
     Cash from operating activities through the second quarter of 2006 was $7.9 million.
     Working capital, excluding the current portion of long-term debt, of $158.6 million is up $20.3 million since the beginning of the year. Trade receivables of $128.9 million were up $21.9 million reflecting strong sales growth year-to-date. Receivable days sales outstanding (DSO) decreased 1.3 days from year-end to a level of 41.9 days. Inventory at net book value of $139.6 million, including LIFO (last-in, first-out) reserves of $114.0 million is up $20.3 million from year-end. Days sales in inventory (DSI) decreased 8 days from year-end to a level of 111 days. The Company expects to operate at an average DSI of approximately 115 days in 2006.
     The Company also paid a cash dividend to its shareholders of $0.06 per share, or $1.0 million during the second quarter of 2006. Year-to Date, $2.0 million of cash dividends have been paid.
     Capital expenditures in the first six months of 2006 were $7.8 million. Expenditures included spending associated with the new Birmingham, Alabama facility ($2.9 million) and its ongoing business system replacement initiative ($1.3 million), along with typical equipment replacement and upgrades.

Company Financial Condition
In addition to several consecutive quarters of favorable earnings performance, the Company has reduced its overall borrowings. In 2005, the Company replaced its long-term notes with a new loan arrangement that reduced interest expense and overall debt service cash outlays for the next several years.
     The Company’s principal payments required over the next few years are summarized below in Table 2 (dollars in thousands)

Table 2
Year ending December 31,

2006	$5,975
2007	6,570
2008	6,841
2009	10,390
2010	7,190
2011 and beyond	42,836

Total debt	$79,802

     As of June 30, 2006, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

	Required	Actual
		6/30/06

Debt-to-Capital Ratio	< 0.55	0.23

Working Capital-to-Debt Ratio	> 1.00	3.21

Book Value of Equity	$134.5 million	$212.6 million
     Current business conditions lead management to believe it will be able to generate sufficient cash from operations and ongoing working capital management to fund its ongoing capital expenditure programs and meet its debt obligations.
Commitments and Contingencies
At June 30, 2006 the Company had $2.2 million of an irrevocable letter of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The Letter of Credit is obtained under a provision of the revolving credit facility.
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
     In 2006, the Company will be negotiating a new contract for 276 of the 289 union employees, included in its total workforce of 1,640. The contract is due for renewal in September 2006 and the Company continues reviewing contract issues and has developed contingency plans.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to various interest rate and metals and plastics price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under its Revolver, the Company’s interest rate on borrowings is subject to changes in the LIBOR and Prime Rate. As of June 30, 2006, the Company had no outstanding borrowings under the Revolver. All of the Company’s long-term debt as of June 30, 2006 is in its term loan which has a fixed interest rate. The Company’s raw material costs are comprised primarily of engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of material sold than in its selling prices.
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
(b) Changes in Internal Controls
In response to deficiencies in internal control over financial reporting as identified above, management implemented the following changes in the Company’s internal control over financial reporting during the period ended June 30, 2006.
     The Company has established a tax manager position in its finance department to improve its internal capabilities for tax accounting. The position was filled with an experienced tax manager in March 2006.
     To remediate weaknesses identified in its stock based compensation plans, the Company has instituted a policy that simplifies the process by which employees exercise of stock options and has strategically moved from employee stock option plans to a performance based, long-term, stock grant program. To remediate deficiencies in the accounting close and reporting process, the Company is reviewing proposals from external resources to review and document the Company’s process and make recommendations on improving its controls. To remediate deficiencies in complex accounting issues, the Company is in the process of engaging the services of an accounting research firm. Further, as part of the business system replacement project, the accounts receivable, accounts payable and general ledger modules were implemented in the second quarter and all processes and controls related to these applications are being reviewed and updated accordingly.
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.
Item 1A.	Risk Factors During the quarter there were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
	(a) Total Number	(b) Average Price	Units) Purchased	Dollar Value) of
Period	of Shares (or	Price Paid per	as Part of	Shares (or Units)
	Units) Purchased	Share (or Unit)	Publicly	that May Yet Be
			Announced	Purchased
			Plans or	(Under the Plans
			Programs	or Programs)

April 1 — April 30	—	N/A	—	—

May 1 — May 31	—	N/A	—	—

June 1 — June 30	—	N/A	—	—

Total	N/A	N/A	N/A	N/A

Item 4. Submission of Matters to a Vote of the Security Holders
a)	The Annual Meeting of Stockholders was held on April 27, 2006.
b)	At the Annual Meeting the full Board of Directors was elected. The following table lists the individual board members and voting results:

Director	For	Withheld	Abstaining

Brian P. Anderson	15,618,206	230,282	—
Thomas A. Donahoe	15,617,910	230,578	—
Michael H. Goldberg	15,651,270	197,218	—
William K. Hall	15,404,490	443,988	—
Robert S. Hamada	15,649,307	198,181	—
Patrick J. Herbert, III	13,234,555	2,613,933	—
John McCartney	15,410,870	437,618	—
G. Thomas McKane	15,645,373	203,115	—
John W. Puth	15,455,925	392,563	—
Michael Simpson	15,104,791	743,697	—
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

A. M. Castle & Co.

(Registrant)

Date: August 4, 2006	By:	/s/ Henry J. Veith

Henry J. Veith

Controller (Mr. Veith is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)