Form 10-Q
period 2006-09-30
CASTLE A M & CO
filed 2006-11-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
©	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	September 30, 2006	or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes                       No      X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006

Common Stock, $0.01 Par Value	17,013,371 shares
Preferred Stock, $0.01 Par Value	12,000 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	As of
Unaudited	Sept 30,	Dec 31
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$9,756	$37,392
Accounts receivable, less allowances of $3,263 at September 30, 2006 and $1,763 at December 31, 2005	182,023	107,064
Inventories (principally on last-in, first-out basis) (latest cost higher by $121,865 at September 30, 2006 and $104,036 at December 31, 2005)	216,216	119,306
Other current assets	13,996	6,351

Total current assets	421,991	270,113
Investment in joint venture	13,000	10,850
Goodwill	99,208	32,222
Intangible assets	68,520	70
Prepaid pension cost	39,082	41,946
Other assets	6,462	4,112
Property, plant and equipment, at cost
Land	5,224	4,772
Buildings	48,641	45,890
Machinery and equipment	138,458	127,048

	192,323	177,710
Less — accumulated depreciation	(121,080)	(113,288)

	71,243	64,422

Total assets	$719,506	$423,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$144,298	$103,246
Accrued liabilities	32,972	21,535
Current and deferred income taxes	10,863	7,052
Short-term debt	129,223	—
Current portion of long-term debt	12,527	6,233

Total current liabilities	329,883	138,066

Long-term debt, less current portion	97,718	73,827
Deferred income taxes	48,618	21,903
Deferred gain on sale of assets	5,907	5,967
Pension and postretirement benefit obligations	9,181	8,467
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value — 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239
Common stock, $0.01 par value — authorized 30,000,000 shares; issued and outstanding 17,013,371 at September 30, 2006 and 16,605,714 at December 31, 2005	170	166
Additional paid-in capital	67,772	60,916
Retained earnings	152,670	110,530
Accumulated other comprehensive income	3,281	2,370
Treasury stock, at cost — 411,235 shares at September 30, 2006 and 546,065 shares at December 31, 2005	(6,933)	(9,716)

Total stockholders’ equity	228,199	175,505

Total liabilities and stockholders’ equity	$719,506	$423,735

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF INCOME	For the Three		For the Nine
(Dollars in thousands, except per share data)	Months Ended		Months Ended
Unaudited	Sept 30,		Sept 30,
	2006	2005	2006	2005
Net sales	$300,809	$234,551	$855,610	$731,721
Cost of material sold	214,792	163,956	606,136	512,705

Gross material margin	86,017	70,595	249,474	219,016
Plant and delivery expense	30,117	27,920	88,720	81,635
Sales, general, and administrative expense	26,847	23,405	76,805	69,509
Depreciation and amortization expense	3,225	2,205	8,323	6,752

Total operating expense	60,189	53,530	173,848	157,896
Operating income	25,828	17,065	75,626	61,120
Interest expense, net	(1,903)	(1,765)	(3,949)	(5,875)
Discount on sale of accounts receivable	—	(127)	—	(1,127)

Income before income taxes and equity earnings of joint venture	23,925	15,173	71,677	54,118
Income taxes	(9,470)	(5,673)	(29,110)	(21,888)

Income before equity in earnings of joint venture	14,455	9,500	42,567	32,230
Equity in earnings of joint venture	1,037	817	3,332	3,342

Net income	15,492	10,317	45,899	35,572
Preferred dividends	(235)	(240)	(720)	(720)

Net income applicable to common stock	$15,257	$10,077	$45,179	$34,852

Basic earnings per share	$0.82	$0.63	$2.46	$2.19

Diluted earnings per share	$0.82	$0.56	$2.45	$1.93

Dividends per common share	$0.06	$—	$0.18	$—

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Nine Months
Unaudited	Ended Sept 30,
	2006	2005
Cash flows from operating activities:
Net income	$45,899	$35,572
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,323	6,752
Amortization of deferred gain	(559)	(639)
Equity in earnings from joint venture	(3,332)	(3,342)
Stock compensation expense	2,911	2,607
Deferred tax provision	4,730	241
Excess tax benefits from stock-based payment arrangements	(1,210)	—
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(40,380)	(35,776)
Inventories	(36,020)	18,205
Prepaid pension costs	2,865	987
Other current assets	(2,115)	316
Accounts payable	20,423	(8,182)
Accrued liabilities	3,849	4,401
Income tax payable	(9,946)	5,265
Postretirement benefit obligations and other liabilities	(1,585)	308

Net cash (used in) from operating activities	(6,147)	26,715
Cash flows from investing activities:
Investments and acquisitions, net of cash acquired	(175,795)	(236)
Dividends from joint venture	1,231	1,705
Capital expenditures	(10,170)	(4,784)
Collection of note receivable	—	2,639

Net cash used in investing activities	(184,734)	(676)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	128,943	—
Proceeds from issuance of long-term debt	30,574	4,000
Repayments of long-term debt	(680)	(21,542)
Preferred stock dividend	(720)	(720)
Dividends paid	(3,039)	—
Exercise of stock options and other	6,525	597
Excess tax benefits from stock-based payment arrangements	1,210	—

Net cash from (used in) financing activities	162,813	(17,665)
Effect of exchange rate changes on cash and cash equivalents	432	476
Net (decrease) increase in cash and cash equivalents	(27,636)	8,850

Cash and cash equivalents — beginning of year	$37,392	$3,106

Cash and cash equivalents — end of period	$9,756	$11,956

Supplemental cash disclosure — cash paid during the period:
Interest	$3,391	$6,808

Income taxes	$32,190	$15,410

The accompanying notes are an integral part of these statements

A. M. Castle & Co.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
1.	Consolidated Financial Statements

The consolidated financial statements included herein are unaudited. The Consolidated Balance Sheet at December 31, 2005 is derived from the audited financial statements at that date. A. M. Castle & Co. and subsidiaries (the “Company”) believe that the disclosures included herein are adequate and make the information not misleading. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows and the results of operations for the periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2006 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.

2.	Impact of Recently Issued Accounting Principles

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statements of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.
     In September 2006, the FASB issued the Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which was an amendment of FAS No. 87, 88, 106 and 132(R). Among other items, FAS 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. FAS No. 158 is effective for fiscal years ending after December 15, 2006 and early application is encouraged. The Company is currently assessing the impact that the adoption of this standard will have on the Company’s consolidated financial position.
     Also, in September 2006 the FASB issued FAS No. 157, “Fair Value Measurement”. Among other items, FAS No. 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. FAS No. 157 encourages entities to combine fair value information disclosed under FAS No. 157 with other accounting pronouncements, including FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. The guidance in this statement applies to derivatives and other financial instruments measured at fair value under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, at initial and in all subsequent periods. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect this interpretation will materially affect its consolidated financial results of operations or its financial position.

3.	Acquisition

On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date.
     Transtar is a leading supplier of high performance alloys to the aerospace and defense industries, supporting the on-going requirements of those markets with a broad range of inventory, processing and supply chain services. As a result of the acquisition, the Company will have expanded access to aerospace customers and avenues to cross-sell its other products into this growth market. The acquisition will also provide both companies the benefits of deeper access to certain inventories and purchasing synergies, as well as provide the Company an existing platform to markets in Asia and other international markets. These results and the assets of Transtar are included in the Company’s Metals segment, because Transtar has similar economic and other characteristics of the Metals segment.
     The aggregate purchase price was $173.3 million, excluding transaction related costs, but includes the assumption of $1.0 million of foreign debt and $0.6 million in Transtar capital leases. An escrow in the amount of $18.0 million funded from the purchase price was established to satisfy H.I.G. Transtar Inc.’s indemnification obligations related to the acquisition. The purchase price was funded via new debt financing and existing cash balances and is subject to adjustment based on a final calculation of Transtar’s working capital at the date of acquisition. In addition, the Company is in the process of obtaining third-party valuations of certain intangible assets and liabilities, thus the following allocation of the purchase price is preliminary and represents the aggregate purchase price, certain cash, debt and capital leases assumed as well as transaction costs:
Preliminary Purchase Price Allocation

Current assets	$102,674
PP & E, net	4,274
Intangibles	69,005
Goodwill	66,960
Other long-term assets	366

Total assets	243,279

Current liabilities	35,076
Long-term liabilities	29,732

Total liabilities	64,808

Net assets	$178,471

     The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the acquisition had taken place as of the beginning of the current and preceding fiscal year.

	Three Months		Nine Months
($’s in millions, except per share data)	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net sales	$341.9	$292.6	$1,036.1	$900.4
Net income	$15.1	$10.7	$48.6	$36.8
Net income per diluted common share	$0.80	$0.58	$2.59	$2.00
     These pro forma results of operations have been presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future.
4.	Earnings Per Share

The Company’s preferred stock participates in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards and preferred stock shares, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with FAS No. 128, “Earnings per Share”, the following table is a reconciliation of the basic and fully diluted earnings per share calculations for the periods reported.

(dollars and shares in thousands,	For The Three Months		For The Nine Months
except per share data	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Numerator:
Net income	$15,492	$10,317	$45,899	$35,572
Preferred dividends distributed	(235)	(240)	(720)	(720)

Undistributed earnings	$15,257	$10,077	$45,179	$34,852

Undistributed earnings attributable to:
Common stockholders	14,014	10,077	41,485	34,852
Preferred stockholders, as if converted	1,243		3,694

Total undistributed earnings	$15,257	$10,077	$45,179	$34,852

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	17,013	15,948	16,860	15,883
Effect of dilutive securities:
Outstanding employee and directors’ common stock options and restricted stock	125	600	88	749
Convertible preferred stock	1,794	1,794	1,794	1,794

Denominator for diluted earnings per share	18,932	18,342	18,742	18,426

Basic earnings per common share	$0.82	$0.63	$2.46	$2.19

Diluted earnings per common share	$0.82	$0.56	$2.45	$1.93

Outstanding employees & directors common stock options and restricted and preferred stock shares having no dilutive effect	—	41	—	126

5.	Debt

On September 5, 2006 the Company and its Canadian subsidiary entered into a $210.0 million five-year secured Amended and Restated Credit Agreement (the “amended senior credit facility”) with its lending syndicate.
     The amended senior credit facility provides for (i) a $170.0 million revolving loan (the ”U.S. Revolver”) to be drawn on by the Company from time to time, (ii) a $30.0 million term loan ( the “U.S. Term Loan” and with the U.S. Revolver, the “U.S. Facility”), and (iii) a Cdn. $11.1 million revolving loan (approximately $9.9 million in U.S. dollars), (the “Canadian Facility”) to be drawn on by the Company’s Canadian subsidiary from time to time. The Canadian Facility can be drawn in either U.S. dollars or Canadian dollars. The revolving loans and term loan will mature in 2011.
     The U.S. Facility is guaranteed by the material domestic subsidiaries of the Company (“Guarantee Subsidiaries”) and is secured by substantially all of the assets of the Company and the Guarantee Subsidiaries pursuant to an Amended and Restated Security Agreement entered into by the Company and the Guarantee Subsidiaries on the same date. Depending on the type of borrowing selected by the Company, the applicable interest rate for loans under the U.S. Facility is calculated as a per annum rate equal to (i) LIBOR plus a variable margin or (ii) the greater of the U.S. prime rate or the federal funds effective rate plus 0.5% and a variable margin. The margin on LIBOR loans may fall or rise as set forth on a grid depending on the Company’s debt-to-capital ratio as calculated on a quarterly basis. As of September 30, 2006, the company’s interest rate was 7.09%.
     The Canadian Facility is guaranteed by the Company and is secured by substantially all of the assets of the Canadian Subsidiary.
     The Company used the proceeds from the $30.0 million term loan and drew $117.0 million of the amount available under the U.S. Revolver to finance the acquisition of Transtar Intermediate Holdings #2, Inc. (see Note 3). In accordance with the aforementioned acquisition, the Company assumed $1.1 million of foreign short-term bank debt. As of September 30, 2006, the Company had $1.2 million outstanding in foreign debt.
     As of September 30, 2006, the Company had $158.0 million outstanding under the U.S. Revolver Facility and there were no borrowings under the Canadian Facility. At December 31, 2005, the Company had no borrowings outstanding under any of its revolving credit facilities.
     Complete details of the amended senior credit facility are described in the Company’s Form 8-K dated September 5, 2006 filed with the SEC.
     In addition to the above the Company has long-term senior secured debt negotiated in 2005 of $75.0 million. The Company’s 6.26% Senior Secured Notes are due in scheduled installments through November 17, 2015 (the “Notes”). Interest on the Notes accrues at the rate of 6.26% annually, payable semi-annually. Also, it has long-term capital leases of $1.6 million and Industrial Revenue Bonds of $3.6 million.
6.	Goodwill and Intangible Assets

The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test performed during the first quarter of 2006, the Company has determined that there is no impairment of goodwill.

     The changes in carrying amounts of goodwill were as follows (in thousands):

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2005	$19,249	$12,973	$32,222
Acquisition of Transtar	66,960	—	66,960
Currency valuation	26	—	26

Balance as of September 30, 2006	$86,235	$12,973	$99,208

     Intangible assets at September 30, 2006 consist primarily of customer relationships/contracts and non-compete agreements acquired as part of the Transtar acquisition. The value preliminarily assigned to such assets is approximately $69.0 million and approximately $0.5 million of amortization has been recorded against such assets since the acquisition. Amortization expense on the Company’s intangible assets for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is expected to be $2.2 million, $6.7 million, $6.7 million, $6.5 million, $6.1 million and $6.1 million, respectively.
7.	Inventory

Final inventory valuations under the last-in first-out (LIFO) method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Accordingly, interim LIFO amounts, including those at September 30, 2006, are based on management’s estimates of year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory calculations.
     Current replacement cost of inventories exceeded book value by $121.9 million and $104.0 million at September 30, 2006 and December 31, 2005, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of the Company’s inventories.
     The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Revenue derived from consigned inventories at customer locations for the nine-months ended September 30, 2006 was $14.8 million, or 1.7% of sales. Inventory on consignment at customers as of September 30, 2006 was $1.7 million, or 0.8% of consolidated net inventory as reported on the Company’s consolidated balance sheets.
8.	Share-Based Compensation

As described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005, the Company adopted FAS No. 123R, “Share-Based Payments”, effective October 1, 2005 using the modified retrospective method of adoption. Accordingly, all prior period financial statements have been restated to reflect the adoption of this standard.
     The fair value of stock options granted has been estimated using the Black-Scholes option pricing model. There were no stock options granted in the first nine-months of 2006. Other forms of share-based compensation have used the market price of the Company’s stock on the date of grant to estimate fair value.
     In 2005, the Company established the 2005 Performance Stock Equity Plan (the “Performance Plan”). Under the Performance Plan, 438,448 stock awards were granted of which 73,319 have been forfeited. In the third quarter of 2006, awards of 2,750 were granted. The number of shares that could potentially be issued is 730,258.

9.	Segment Reporting

The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered separate segments in accordance with FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s consolidated financial statements.
     The accounting policies for all segments are described in Note 1, “Principal Accounting Policies” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments.
     The following is the segment information for the quarters ended September 30, 2006 and 2005:

		Gross	Other	Operating	Capital
	Net	Material	Operating	Income	Expendi-	Depre-
(dollars in millions)	Sales	Margin	Expense	(Loss)	tures	ciation

2006
Metals Segment	$272.1	$76.3	$50.4	$25.9	$2.3	$2.9
Plastics Segment	28.7	9.7	7.5	2.2	0.1	0.3
Other	—	—	2.3	(2.3)	—	—

Consolidated	$300.8	$86.0	$60.2	$25.8	$2.4	$3.2

2005
Metals Segment	$208.7	$61.8	$44.3	$17.5	$2.4	$1.9
Plastics Segment	25.9	8.8	7.2	1.6	0.2	0.3
Other	—	—	2.0	(2.0)	—	—

Consolidated	$234.6	$70.6	$53.5	$17.1	$2.6	$2.2

     The following is the segment information for the nine-months ended September 30, 2006 and 2005:

		Gross	Other	Operating	Capital
	Net	Material	Operating	Income	Expendi-	Depre-
(dollars in millions)	Sales	Margin	Expense	(Loss)	tures	ciation

2006
Metals Segment	$767.5	$220.0	$144.2	$75.8	$9.4	$7.6
Plastics Segment	88.1	29.5	22.8	6.7	0.8	0.8
Other	—	—	6.9	(6.9)	—	—

Consolidated	$855.6	$249.5	$173.9	$75.6	$10.2	$8.3

2005
Metals Segment	$650.7	$192.4	$129.9	$62.5	$3.9	$6.0
Plastics Segment	81.0	26.6	21.5	5.1	0.9	0.8
Other	—	—	6.5	(6.5)	—	—

Consolidated	$731.7	$219.0	$157.9	$61.1	$4.8	$6.8

“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.

     The segment information for total assets at September 30, 2006 and December 31, 2005 was as follows:

	September 30,	December 31,
(dollars in thousands)	2006	2005

Metals Segment	$652,895	$362,822
Plastics Segment	50,098	49,775
Other	16,513	11,138

Consolidated	$719,506	$423,735

“Other” — The segment’s total assets consist of the Company’s income tax receivable and its investment in a joint venture.

10.	Pension and Postretirement Benefits

The following are the components of the net pension and post-retirement benefit expenses (dollars in thousands):

For Quarter Ended	September 30,
	2006	2005

Service cost	$917.8	$720.5
Interest cost	1,805.8	1,593.0
Expected return on plan	(2,423.9)	(2,394.2)
Amortization of prior service cost	26.4	27.7
Amortization of net loss	945.8	14.6

Net periodic cost	$1,271.9	$561.6

For Nine-Months Ended	September 30,
	2006	2005

Service cost	$2,753.4	$2,161.5
Interest cost	5,417.4	4,779.1
Expected return on plan	(7,271.7)	(7,182.6)
Amortization of prior service cost	79.2	82.9
Amortization of net loss	2,837.4	1,843.9

Net periodic cost	$3,815.7	$1,684.8

     As of September 30, 2006, the Company has not made any cash contributions to its pension plans for this fiscal year.
11.	Commitments and Contingent Liabilities

At September 30, 2006, the Company had a $1.7 million irrevocable letter of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The letter of credit is obtained under a provision in the revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.
Executive Overview
Economic Trends and Current Business Conditions
     A. M. Castle & Co. (“the Company”) continued to enjoy favorable demand for its products through the third quarter of 2006. The North American durable goods manufacturing sector, the Company’s primary market, continues to exhibit demand requirements above 2005 levels. The aerospace, oil and gas, and mining and construction equipment sectors continued to show particular strength. The Company’s metals product offerings are predominantly in carbon bar or tubing, alloy bar, high-end specialty metals (such as nickel alloy, stainless steel and aluminum), and carbon plate up to twenty inches thick.
     Historically, the Company has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers to track general demand trends in its customer markets. Table 1 below shows recent PMI trends from the first quarter of 2005 through the third quarter of 2006. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table indicates, there has been sustained growth in the manufacturing sector for several quarters.
Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2005	55.7	53.2	56.0	57.0
2006	55.6	55.2	54.0
     The Company’s revenue growth in real terms, or net of material price increases, has improved over these same quarters. Third quarter 2006 revenue growth for the Company on a consolidated basis was approximately 28.2% ahead of the same quarter in 2005 and 16.9% ahead on a comparative year-to-date basis.
Acquisition of Transtar
     On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment.
     Transtar is a leading supplier of high performance alloys to the aerospace and defense industries, supporting the on-going requirements of those markets with a broad range of inventory, processing and supply chain services. As a result of the acquisition, the Company will have expanded access to aerospace customers and avenues to cross-sell its other products into this growth market. The acquisition will also provide both companies the benefits of deeper access to certain inventories and purchasing synergies, as well as provide the Company an existing platform to markets in Asia and other international markets.
     The aggregate purchase price was $173.3 million which includes the assumption of $1.0 million of foreign debt and $0.6 million in Transtar capital leases. An escrow in the amount of $18.0 million funded from the purchase price was established to satisfy H.I.G. Transtar Inc.’s indemnification obligations related to the acquisition. The purchase price is subject to adjustment based on a final calculation of Transtar’s working capital at the date of acquisition. This final calculation is still in-process, but is not expected to significantly change the purchase price.

     The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the acquisition had taken place as of the beginning of the current and preceding fiscal year.

	Three Months		Nine Months
($’s in millions, except per share data)	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net sales	$341.9	$292.6	$1,036.1	$900.4
Net income	$15.1	$10.7	$48.6	$36.8
Net income per diluted common share	$0.80	$0.58	$2.59	$2.00
     These pro forma results of operations have been presented for informational purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future.
Results of Operations: Year-to-Year Comparisons and Commentary
     Consolidated results by business segment are summarized in the following table for the quarter ended September 30, 2006 and 2005.
Operating Results by Segment

(dollars in millions)	Quarter Ended		Fav/(Unfav)
	September 30,
	2006	2005	Fav/(Unfav)	% Chge

Net Sales
Metals	$272.1	$208.7	$63.4	30.4%
Plastics	28.7	25.9	2.8	10.8

Total Net Sales	$300.8	$234.6	$66.2	28.2%

Gross Material Margin
Metals	$76.3	$61.8	$14.5	23.5%
% of Metals Sales	28.0%	29.6%	(1.6)%
Plastics	9.7	8.8	0.9	10.2
% of Plastics Sales	33.8%	34.0%	(0.2)%

Total Gross Material Margin	$86.0	$70.6	$15.4	21.8%
% of Total Net Sales	28.6%	30.1%	(1.5)%

Operating Expense
Metals	$50.4	$44.3	$(6.1)	(13.8)%
Plastics	7.5	7.2	(0.3)	(4.2)
Other	2.3	2.0	(0.3)	(15.0)

Total Operating Expense	$60.2	$53.5	$(6.7)	(12.5)%
% of Total Net Sales	20.0%	22.8%	2.8%

Operating Income
Metals	$25.9	$17.5	$8.4	48.0%
% of Metals Sales	9.5%	8.4%	1.1%
Plastics	2.2	1.6	0.6	37.5
% of Plastics Sales	7.7%	6.2%	1.5%
Other	(2.3)	(2.0)	(0.3)	15.0

Total Operating Income	$25.8	$17.1	$8.7	50.9%
% of Total Net Sales	8.6%	7.3%	1.3%
“Other” – Operating expense includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.

Net Sales:
Consolidated net sales of $300.8 million increased 28.2%, or $66.2 million, versus the third quarter of 2005. Metals segment sales of $272.1 million were $63.4 million, or 30.4%, ahead of last year. Both increases include $18.6 million of sales related to the acquired Transtar business. Without the effect of the acquired business, consolidated net sales and Metals segment sales increased, 20.3% and 21.5%, respectively. Strong demand continued for the Company’s metals products, particularly in the aerospace and oil and gas markets. Increased volume, excluding the acquisition, accounted for approximately 9% of this segment’s sales growth with the balance due to favorable material price.
     Plastics segment sales of $28.7 million were $2.8 million, or 11%, stronger than the same quarter of 2005. Increased volume accounted for 9% of the sales growth while 2% was attributable to higher material pricing levels.
Gross Material Margin and Operating Income:
Consolidated gross material margin of $86.0 million was $15.4 million, or 21.8%, higher than last year driven by increased sales. Metals segment gross material margin of $76.3 million was $14.5 million, or 23.5%, ahead of the third quarter of 2005. About one-third of both increases were the result of the Transtar acquisition. Gross material margin as a percentage of net sales (“gross margin rate”) in our Metals business was lower during the quarter due to increased supplier surcharges, primarily in nickel alloy, that were passed through to our customers at cost. The acquisition had a negligible impact on the gross margin rate.
     Plastics segment gross material margin increased by $0.9 million, or 10.2%, to a level of $9.7 million. The Company has generally been able to maintain its material margin percentages in the Plastics segment.
     Total consolidated operating expenses of $60.2 million increased $6.7 million, or 12.5%, versus the third quarter of last year on a 28.2% increase in net sales. The increased expenses were due to the impact of the Transtar acquisition, including intangible asset amortization expense ($0.6 million), as well as increased demand and related distribution activity across both segments.
     Consolidated operating income of $25.8 million (8.6% of sales) is $8.7 million better than the third quarter of last year.
Other Income and Expense, and Net Results:
Equity in earnings of joint venture of $1.0 million was $0.2 million higher than 2005, reflecting increased sales and earnings performance by the Company’s joint venture, Kreher Steel.
     Financing costs for the third quarter of 2006 were $1.9 million which included one month of acquisition debt. This expense was the same as the corresponding period in 2005. However, these costs are expected to increase in the near future as a result of the debt issued to fund the Transtar acquisition.
     Consolidated net income applicable to common stock was $15.3 million, or $0.82 per diluted share in the third quarter of 2006 versus a consolidated net income applicable to common stock of $10.1 million, or $0.56 per diluted share in the corresponding period of 2005.

Results of Operations: Nine-Month Comparisons and Commentary
Consolidated results by business segment are summarized in the following table for the nine-months ended September 30, 2006 and 2005

	Nine-Months Ended Sept 30,		Fav/(Unfav)
	2006	2005	$ Change	% Change

Net Sales
Metals	$767.5	$650.7	$116.8	17.9%
Plastics	88.1	81.0	7.1	8.8

Total Net Sales	$855.6	$731.7	$123.9	16.9%

Gross Material Margin
Metals	$220.0	$192.4	$27.6	14.3%
% of Metals Sales	28.7%	29.6%	(0.9)%
Plastics	29.5	26.6	2.9	10.9
% of Plastics Sales	33.5%	32.8%	0.6%

Total Gross Material Margin	$249.5	$219.0	$30.5	13.9%
% of Total Net Sales	29.2%	29.9%	(0.8)%

Operating Expense
Metals	$144.2	$129.9	$(14.3)	(11.0)%
Plastics	22.8	21.5	(1.3)	(6.0)
Other	6.9	6.5	(0.4)	(6.2)

Total Operating Expense	$173.9	$157.9	$(16.0)	(10.1)%
% of Total Net Sales	20.3%	21.6%	1.3%

Operating Income
Metals	$75.8	$62.5	$13.3	21.3%
% of Metals Sales	9.9%	9.6%	0.3%
Plastics	6.7	5.1	1.6	31.4
% of Plastics Sales	7.6%	6.3%	1.3%
Other	(6.9)	(6.5)	(0.4)	6.2

Total Operating Income	$75.6	$61.1	$14.5	23.7%
% of Total Net Sales	8.8%	8.4%	0.5%
“Other” – Operating expense includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
Net Sales:
Nine-month 2006 consolidated net sales of $855.6 million were $123.9 million, or 16.9%, stronger than last year. Metals segment sales of $767.5 million were $116.8 million, or 17.9%, ahead of last year. Both increases include $18.6 million of sales related to the acquired Transtar business. Without the effect of the acquired business, consolidated net sales and Metals segment sales increased, 14.4% and 15.1%, respectively. Strong demand existed across our customer base through the first nine-months of 2006. For the nine-months ended September 30, 2006, Metals segment sales volume, net of material price increases and the effect of the Transtar acquisition, was 8.0% higher than for the same period in 2005. Metals material sales were approximately 7.0% higher than the corresponding 2005 period due to price increases.

     Plastics segment sales of $88.1 million were $7.1 million, or 8.8%, higher than the first nine months of 2005. Approximately 6.0% of the revenue increase was attributable to higher material pricing levels. The balance of the year-over-year sales increase in the Plastics segment was due to increased customer demand.
Gross Material Margin and Operating Profit:
Consolidated gross material margin for the first nine-months of 2006 was $249.5 million, or 13.9% higher than the same period of 2005. Metals segment gross material margin of $220.0 million was $27.6 million, or 14.3%, higher than last year due to increased sales levels. Excluding the effect of the Transtar acquisition consolidated gross material margin and Metals segment gross material margin would have increased 11.6% and 11.7%, respectively. Gross material margin as a percentage of net sales (“gross margin rate”) in our Metals segment was lower in 2006 due to increased supplier surcharges that were passed through to our customers at cost.
     Plastics segment gross material margin increased by $2.9 million, or 10.9%, to a level of $29.5 million versus the first nine-months of 2005.
     Year-to-date consolidated operating expenses of $173.9 million were $16.0 million, or 10.1% higher than last year, largely due to increased overall volume as well as the effect of the Transtar acquisition.
     Consolidated operating profit of $75.6 million, or 8.8% of sales, was $14.5 million better than last year.
Other Income and Expense, and Net Results:
Joint venture equity earnings for the first nine-months of 2006 of $3.3 million were slightly below the corresponding period in 2005.
     Nine-month financing costs, which consist of interest expense and discount on sale of accounts receivable in 2005, were $3.9 million for 2006 and $7.0 million for 2005 due to reduced borrowings and lower interest rates on our refinanced debt. However, interest expense is expected to increase in the near future as a result of the debt issued to fund the Transtar acquisition.
     Year-to-date consolidated net income applicable to common stock (after preferred dividends of $0.7 million) was $45.2 million, or $2.45 per diluted share, versus $34.9 million, or $1.93 per diluted share, in the corresponding period of 2005.
Critical Accounting Policies:
There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005.
     In September of 2006, as part of the acquisition of Transtar the Company acquired $69.0 million of identifiable intangible assets. The fair value of these identifiable intangible assets, principally customer relationships and contracts, has been preliminarily derived by using certain estimates and assumptions such as potential customer attrition and a discount rate factor. Under FAS No. 142, Goodwill and Other Intangible Assets, identifiable intangible assets are amortized over their useful lives. We review the recoverability of such assets whenever significant events or changes occur which might impair the recovery of recorded costs. We measure possible impairment based on either significant losses of an entity or the ability to recover the balance of the long-lived asset from expected future operating cash flows on a discounted basis. If impairment is identified, we would calculate the amount of such impairment based upon the discounted cash flows as compared to the recorded book value of the entity.
Recent Accounting Pronouncements:
See footnote 2 to the condensed consolidated financial statements for discussion of accounting standards recently issued and not yet adopted by the Company.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and the $210.0 million amended senior credit facility with a syndicate of banks. This facility replaced the Company’s $82.0 million Revolver entered into in 2005. Depending on the type of borrowing selected by the Company, the applicable interest rate for loans under the U.S. Facility is calculated as a per annum rate equal to (i) LIBOR plus a variable margin or (ii) the greater of the U.S. prime rate or the federal funds effective rate plus 0.5% and a variable margin. The margin on LIBOR loans may fall or rise as set forth on a grid depending on the Company’s debt-to-capital ratio as calculated on a quarterly basis. As of September 30, 2006, the company’s interest rate was 7.09%.
     The amended senior credit facility provides for (i) a $170.0 million revolving loan (the ”U.S. Revolver”) to be drawn on by the Company from time to time, (ii) a $30.0 million term loan ( the “U.S. Term Loan” and with the U.S. Revolver, the “U.S. Facility”), and (iii) a Cdn. $11.1 million revolving loan (approximately $9.9 million in U.S. dollars) (the “Canadian Facility”) to be drawn on by the Company’s Canadian subsidiary from time to time. The Canadian Facility can be drawn in either U.S. dollars or Canadian dollars. The revolving loans and term loan will mature in 2011.
     The Company used the proceeds from the $30.0 million term loan and drew $117.0 million of the amount available under the U.S. Revolver to finance the acquisition of Transtar. See footnote 5 to the condensed consolidated financial statements for a more detailed discussion of the Company’s debt arrangements.
     Cash used in operating activities through the first nine-months of 2006 was $6.1 million. In general, working capital cash needs offset cash generated from operations.
     Working capital, including the effect of the acquisition and excluding the current portion of long- and short-term debt, is up $95.6 million since the beginning of the year. Trade receivables of $182.0 million were up $75.0 million. About one-half of the increase in accounts receivable is due to the addition of Transtar, while the remaining increase reflects strong sales growth year-to-date as receivable days sales outstanding (DSO) only increased 0.9 days from year-end to a level of 44 days. Inventory at net book value of $216.2 million, including LIFO (last-in, first-out) reserves of $121.9 million is up $96.9 million from year-end of which $64.6 million is attributable to Transtar. Days sales in inventory (DSI) increased 3 days from year-end to a level of 122 days. The Company expects to reduce current inventory levels and operate at an average DSI of below 120 days in 2006.
     The Company also paid a cash dividend to its shareholders of $0.06 per common share, or $1.0 million during the third quarter of 2006. Year-to-date, $3.0 million of cash dividends have been paid, excluding the $0.7 million of dividends paid to preferred stockholders.
     Capital expenditures in the first nine-months of 2006 were $10.2 million. Expenditures included spending associated with the new Birmingham, Alabama facility ($3.2 million) and the Company’s ongoing business system replacement initiative ($2.1 million), along with typical equipment replacement and upgrades.
     The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next few years are summarized below in Table 2 (dollars in thousands).

Table 2
Year ending December 31,

2006	$7,418
2007	12,822
2008	12,980
2009	16,462
2010	13,208
2011 and beyond	47,355

Total debt	$110,245

     As of September 30, 2006, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement. A summary of covenant compliance is shown below.

	Required		Actual
			9/30/06

Debt-to-Capital Ratio		< 0.55		0.45

Working Capital-to-Debt Ratio		> 1.00		1.36

Book Value of Equity	$167.5 million		$228.2 million
     Current business conditions lead management to believe it will be able to generate sufficient cash from operations and ongoing working capital management to fund its ongoing capital expenditure programs and meet its debt obligations.
Commitments and Contingencies
At September 30, 2006, the Company had a $1.7 million irrevocable letter of credit outstanding to comply with the insurance reserve requirements of its workers’ compensation insurance carrier. The letter of credit is obtained under a provision of the revolving credit facility.
     The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of management, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
     On October 22, 2006 members of the United Steelworks Union ratified a four-year collective bargaining agreement through September 30, 2010. The new agreement covers 278 of the 289 union employees included in its total workforce.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to various interest rate and metals and plastics price risks that arise in the normal course of business. The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under its Revolver, the Company’s interest rate on borrowings is subject to changes in the LIBOR and Prime Rate. A 1.0% change in its interest rate would alter the Company’s interest expense by $0.2 million annually at the current debt level. The Company’s raw material costs are comprised primarily of engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of material sold than in its selling prices.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the ”CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.

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
     As part of its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described above and (ii) evaluated whether the material weaknesses described above continue to exist. Although the Company believes that the changes in internal controls discussed below begin to address the reported material weaknesses, management cannot conclude that these weaknesses are eliminated until the Company performs further testing of internal controls over financial reporting in subsequent periods and takes further action steps to address these weaknesses. Therefore, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were not effective in ensuring that the information the Company is required to disclose in this quarterly report is recorded, processed, summarized and reported reliably in accordance with generally accepted accounting principles within the time period required by the rules of the Securities and Exchange Commission.
(b) Changes in Internal Controls
In response to deficiencies in internal control over financial reporting as identified above, management implemented the following changes in the Company’s internal control over financial reporting during the period ended September 30, 2006 in addition to initiatives highlighted in previous Securities and Exchange Commission Form 10-Q filings.
     To remediate deficiencies in the accounting close and reporting process the Company engaged a firm to document its financial close process and recommend changes. Their recommendations on the close process are currently being implemented. The reporting process is currently under review. To improve its internal capabilities for tax accounting, new software has been purchased and is being implemented for the tax provision calculations and tracking. To remediate deficiencies in complex accounting issues, the Company has engaged outside service providers to aide in the purchase accounting associated with the Transtar acquisition. The Company will continue to augment its capabilities on as needed basis when complex issues arise.
     The Company has begun the process of reviewing the internal control structure of Transtar and, if necessary, will make appropriate changes as it incorporates its controls and procedures into this recently acquired business. This review will continue beyond December 31, 2006 and therefore management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 will exclude the recently acquired Transtar business, which represents approximately 3% of the Company’s total sales and approximately 34% of the Company’s total assets for the nine month period ended September 30, 2006

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings
There are no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.
Item 1A.	Risk Factors
Our business, operations and financial conditions are subject to various risks and uncertainties. Current or potential investors should carefully consider the risks and uncertainties described in the Company’s Form 10K on file with the SEC, and other documents filed with the SEC, before making any investment decisions with respect to the Company’s securities. In addition, during this quarter additional risk factors were identified as outlined below.

General Business Risks
On September 5, 2006, the Company acquired Transtar Metals. This acquisition and its integration into the Company increases the risk associated with the financial close process by adding additional variability and entities into the consolidation process.

Concentration in Aerospace and Defense Industry
With the addition of Transtar Metals, the Company has increased participation in the aerospace and defense industries. This industry now represents about 30% of the Company’s business. This participation increases the likelihood that the Company is susceptible to fluctuations in the global aerospace and defense industry having a significant impact on the Company’s performance.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
	(a) Total		Shares (or	Dollar Value) of
	Number of	(b) Average	Units)	Shares (or
	Shares (or	Price Paid per	Purchased as	Units) that May
	Units)	Share (or Unit)	Part of Publicly	Yet Be
	Purchased		Announced	Purchased
Period			Plans or	(Under the
			Programs	Plans or
Programs)

July 1 — July 31	—	N/A	—	—

August 1 — August 31	—	N/A	—	—

September 1 — September 30	—	N/A	—	—

Total	N/A	N/A	N/A	N/A

Item 6. Exhibits
Exhibit 31.1 Certification Pursuant to Section 302 by CEO
Exhibit 31.2 Certification Pursuant to Section 302 by CFO
Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

Date: November 8, 2006	By:	/s/ Henry J. Veith

Henry J. Veith

Controller
(Mr. Veith is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)