Form 10-K/A
period 2005-12-31
CASTLE A M & CO
filed 2006-12-05
CIK 18172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission File Number: 1-5415

A. M. CASTLE & CO.

(Exact name of registrant as specified in its charter)
Maryland	36-0879160
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

3400 North Wolf Road, Franklin Park, Illinois    60131

(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(847) 455-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.01 par value	American and Chicago Stock	Exchanges
Series A Cumulative Convertible Preferred Stock – 0.01 par value	Not Registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	X	No ___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ______      Accelerated Filer   X            Non-Accelerated Filer _______

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $103,550,000.

The number of shares outstanding of the registrant's common stock on March 15, 2006 was 16,556,266 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Documents Incorporated by Reference	Applicable Part of Form 10-K
Proxy Statement furnished to Stockholders in connection	Part III

with registrant's Annual Meeting of Stockholders

EXPLANATORY NOTE

This amendment is filed solely to amend the Consent of Independent Registered Public Accounting Firm which was filed as Exhibit 23.1 to A. M. Castle & Co.’s Annual Report on Form 10-K for the year ended December 31, 2005. That exhibit, as originally filed, inadvertently omitted the conformed signature of Deloitte & Touche LLP. The revised exhibit being filed herewith now contains the conformed signature of Deloitte & Touche LLP. No revisions have been made to the financial statements or any other disclosures contained in the Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 4th day of December, 2006.

/s/ Michael Simpson	/s/ John McCartney	/s/ John W. Puth
Michael Simpson,	John McCartney, Director	John W. Puth, Director
Chairman Emeritus	Chairman, Audit Committee	Member, Audit Committee

/s/ G. Thomas McKane	/s/ William K. Hall	/s/ Patrick J. Herbert, III
G. Thomas McKane, Chairman of	William K. Hall	Patrick J. Herbert, III
Board and Director	Director	Director

/s/ Michael H. Goldberg	/s/ Brian P. Anderson
Michael H. Goldberg, President,	Brian P. Anderson. Director
Chief Executive Officer and Director	Member, Audit Committee

(Principal Executive Officer)

/s/ Thomas A Donahoe	/s/ Lawrence A. Boik
Thomas A. Donahoe, Director	Lawrence A. Boik
Member, Audit Committee	Vice President and Chief Financial Officer
(Principal Financial Officer)