Form 10-K
period 2006-12-31
CASTLE A M & CO
filed 2007-03-22
CIK 18172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $262,197,563.
The number of shares outstanding of the registrant’s common stock on March 14, 2007 was 17,047,591 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Proxy Statement furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders	Part III

PART I
ITEM 1 — Business
In this annual report on Form 10-K, “the Company,” “we” or “our” refer to A. M. Castle & Co., a Maryland corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
Business and Markets
The Company is a specialty metals and plastics distribution company serving principally the North American market, but with a significantly growing global presence. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment sector of the economy. Particular focus is placed on the aerospace and defense, oil and gas, mining and heavy earth moving equipment segments as well as general engineering applications.
     On September 5, 2006, the Company acquired Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc.. Transtar is a leading supplier of high performance aluminum alloys to the aerospace and defense industries, supporting the on-going requirements of those markets with a broad range of inventory, processing and supply chain services. As a result of the acquisition, the Company has increased its access to aerospace customers and avenues to cross-sell its other products into this growth market. The acquisition also provides the Company the benefits of deeper access to certain inventories and purchasing synergies, as well as providing the Company an existing platform to sell to markets in Europe and other international markets. The assets of Transtar are included in the Company’s Metals segment because Transtar has similar economic and other characteristics of the Metals segment.
     As part of the Company’s restructuring over the past five years, during 2004-2005, the Company purchased its joint venture partners’ interests in Castle de Mexico, S.A. de C.V., and two small Plastics segment subsidiaries.
     The Company purchases metals and plastics from many producers. Satisfactory alternative sources are available for all inventory purchased by the Company and the business of the Company would not be adversely affected in a material way by the loss of any one supplier.
     Purchases are made in large lots and held in distribution centers until sold, usually in smaller quantities and often with some value-added processing services performed. The Company’s ability to provide quick delivery, frequently overnight, of a wide variety of specialty metals and plastic products, along with its processing capabilities, allow customers to lower their own inventory investment by reducing their need to order the large quantities required by producing mills or performing additional material processing services. In connection with certain customer programs, principally in the aerospace and defense market, the Company’s business is covered by long-term contracts and commitments.
     Approximately 90% of 2006’s consolidated net sales included materials shipped from Company stock. The materials required to fill the balance of sales were obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.
     The Company encounters strong competition both from other metals and plastics distributors and from large distribution organizations, some of which have substantially greater resources. Metals service centers act as supply chain intermediaries between primary metals producers, which necessarily deal in bulk quantities of metals in order to achieve economies of scale, and end-users in a variety of industries that require specialized metal products in significantly smaller quantities. Service centers manage the differences in lead times that exist in the supply chain. While OEMs and other customers often demand delivery within hours, the lead time required by primary metal producers can be as long as several months. Metals service centers also add value to their customers by aggregating purchasing, warehousing and distribution services across a number of end users and by processing metals to meet specific customer needs often with little or no further modification. Metals service centers accounted for approximately one quarter of U.S. steel shipments in 2005 based on volume and generated more than $115 billion in net sales in 2005 according to purchasing.com.
     In order to capture scale efficiencies and remain competitive, many primary metal producers are consolidating their operations and focusing on their core production activities. These producers have increasingly outsourced metals distribution and inventory management to metals service centers. This process of outsourcing allows them to work with a relatively small number of intermediaries rather than many end customers. As a result, metals service centers are now providing a range of services for their customers, including metal purchasing, processing and supply chain management services. As of May 2005, over 300,000 North American OEMs, contractors and fabricators purchase some or all of their metal requirements from metals service centers.
     These end users of metal products benefit from the inventory management and just-in-time delivery capabilities of metals service centers, which enable them to reduce inventory and labor costs and to decrease capital requirements. These services, which help end users optimize production, are not generally provided by the primary producers.
     At December 31, 2006, the Company had 2,016 full-time employees in its operations throughout the United States, Canada, Mexico, France and the United Kingdom. Of these, 284 are represented by collective bargaining units, principally the United Steelworkers of America.
Business Segments
The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered reportable segments according to the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s various public filings. None of the Company’s reportable segments has any special working capital requirements.

     In 2006, the Metals segment accounted for approximately 90% of the Company’s revenues, and its Plastics segment the remaining 10%. The Company’s customer base is well diversified with no single customer accounting for more than 3% of total 2006 net sales. In the last three years, the percentages of total sales of the two segments were approximately as follows:

	2006	2005	2004

Metals	90%	89%	88%
Plastics	10%	11%	12%

	100%	100%	100%
Metals Segment
In its metals business, the Company’s market strategy focuses on highly engineered specialty grades and alloys of metals as well as specialized processing services geared to meet very tight specifications. Core products include nickel alloys, aluminum, stainless steels and carbon. Inventories of these products assume many forms such as plate, sheet, extrusions round bar, hexagon, square and flat bars, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, distribution centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, cut-to-length levelers and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through a network of pre-qualified subcontractors, and the Company’s H-A Industries division, which thermally processes, turns, polishes and straightens alloy and carbon bar.
     The Company has its primary metals distribution center and corporate headquarters in Franklin Park, Illinois. This center serves metropolitan Chicago and a nine-state area. In addition, there are 45 distribution centers in various other cities in North America and Europe (see Item 2).
     Our customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms. The coast-to-coast network of metals service centers within North America provides next-day delivery to most of the segments’ markets, and two-day delivery to virtually all of the rest.
Plastics Segment
The Company’s Plastics segment consists exclusively of Total Plastics, Inc. (“TPI”), headquartered in Kalamazoo, Michigan. This segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications.
     The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. TPI has locations throughout the upper Northeast and Midwest portions of the U.S. and one facility in Florida (see Item 2) from which it services a wide variety of users of industrial plastics.
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Co., a Midwest metals distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, special bar quality and stainless bars. The Company’s equity in the earnings from this joint venture is reported separately in the Company’s consolidated statement of operations.
Access to SEC Filings
The Company makes available free of charge on or through its Web site at www.amcastle.com the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

ITEM 1A — Risk Factors
Our business, operations and financial condition are subject to various risks and uncertainties. Current or potential investors should carefully consider the risks and uncertainties described below, together with all other information in this annual report on Form 10-K and other documents filed with the SEC, before making any investment decisions with respect to the Company’s securities.
Our future operating results depend on a number of factors beyond our control, such as the prices for metals, which could cause our results to be adversely affected.
The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors not in our control, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals prices decline, we would generally expect lower sales and possibly lower net income, depending on the timing of the price changes. To the extent we are not able to pass on to our customers any increases in our raw materials prices, our results of operations may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profit margins or, in some cases, losses, either of which would reduce our profitability.
We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenue and profitability.
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industry segments, specifically the aerospace and defense segments. As a result, there is some risk that adverse business conditions in these segments could be detrimental to our sales. We are also particularly sensitive to market trends in the manufacturing sector of the North American economy.
We may not be able to realize the benefits we anticipate from the Transtar acquisition.
We may not be able to realize the benefits we anticipate from the Transtar acquisition. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of Transtar. Factors that could affect our ability to achieve these benefits include:
•	difficulties in integrating and managing personnel, financial reporting and other systems used by Transtar;

•	the failure of Transtar to perform in accordance with our expectations;

•	any future goodwill impairment charges that we may incur with respect to the assets of Transtar;

•	failure to achieve anticipated synergies between our business units and the business units of Transtar; and

•	the loss of Transtar’s customers.
If Transtar’s business does not operate as we anticipate, it could materially harm our business, financial condition and results of operations. In addition, as a result of the Transtar acquisition, we assumed all of Transtar’s liabilities. We may learn additional information about Transtar’s business that adversely affects us, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting and issues relating to compliance with the Sarbanes-Oxley Act or other applicable laws. As a result, there can be no assurance that the Transtar acquisition will be successful or will not, in fact, harm our business. Among other things, if Transtar’s liabilities are greater than projected, or if there are obligations of Transtar of which we were not aware at the time of completion of the acquisition, our business could be materially adversely affected.
A substantial portion of our sales are concentrated in the aerospace and defense industries and thus our financial performance is highly dependent on the conditions of those industries.
A substantial portion of our sales are concentrated to customers in the aerospace and defense industries. The aerospace and defense industries tend to be highly cyclical, and capital spending by airlines, aircraft manufacturers, governmental agencies and defense contractors may be influenced by a variety of factors including current and predicted traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, the issuance of contracts, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Additionally, a significant amount of work that we perform under contract in these industries tends to be for a few large customers. A reduction in capital spending in the aerospace, aviation or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.
Our substantial indebtedness could restrict our operating flexibility, adversely affect our financial position, decrease our liquidity and impair our ability to operate our business.
As of December 31, 2006, we had $226.1 million in total indebtedness. We incurred approximately $147.0 million in bank borrowings in connection with our acquisition of Transtar. Our high level of debt could adversely affect our operating flexibility and adversely affect our financial position in several significant ways, including the following:
•	a substantial portion of our cash flows from operations will be dedicated to paying interest and principal on our debt and, therefore, will not be available for other purposes;

•	our ability to borrow additional funds or capitalize on significant business opportunities may be limited; and

•	a portion of our debt will be subject to fluctuating interest rates, which could adversely affect our profits if interest rates increase.
We are vulnerable to interest rate fluctuations on our indebtedness, which could hurt our operating results.
We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under our revolving credit facility, our interest rate on borrowings is subject to changes based on fluctuations in the LIBOR and prime rates of interest.
Disruptions in the supply of raw materials could adversely affect our ability to meet our customer demands and our revenues and profitability.
We have few long-term contracts to purchase metals. Accordingly, if for any reason our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our business could suffer. Unforeseen disruptions in our supply bases could materially impact our ability to deliver products to customers. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel and metal producers. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our revenues and profitability.
Our industry is highly competitive, which may force us to lower our prices and may have an adverse effect on net income.
The principal markets that we serve are highly competitive. Competition is based principally on price, service, quality, production capabilities, inventory availability and timely delivery. We compete in a highly fragmented industry. Competition in the various markets in which we participate comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources than we do and some of which have more established brand names in the local markets we serve. We also compete to a lesser extent with primary metals producers who typically sell to very large customers requiring shipments of large volumes of metal. Increased competition could force us to lower our prices or to offer increased services at a higher cost to us, which could reduce our operating profit and net income.
Our business could be adversely affected by a disruption to our primary distribution hub.
Our largest facility, in Franklin Park, Illinois, serves as a primary distribution center that ships product to our other facilities as well as external customers. This same facility also serves as our headquarters and houses our primary information systems. Our business could be adversely impacted by a major disruption at this facility in the event of:

•	damage to or inoperability of our warehouse or related systems;

•	a prolonged power or telecommunication failure;

•	a natural disaster such as fire, tornado or flood;

•	a work stoppage; or

•	an airplane crash or act of war or terrorism on-site or nearby as the facility is located within seven miles of O’Hare International Airport (a major U.S. airport) and lies below certain take-off and landing flight patterns.
We have data storage and retrieval procedures that include off-site system capabilities. However, a prolonged disruption of the services and capabilities of our Franklin Park facility and operation could adversely impact our financial performance. Additionally, we are in the process of implementing new information technology systems and any disruption relating to our current or new information technology systems may have an adverse affect on our financial performance.
We operate in international markets, which expose us to a number of risks.
We serve and operate in certain international markets, which expose us to political, economic and currency related risks. We operate in Canada, Mexico, France, and the United Kingdom. An act of war or terrorism could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse effect on our operating results.
Some of our workforce is represented by labor unions, which may lead to work stoppages.
Approximately 284 of our employees are unionized, which represented approximately 14.1% of our employees at December 31, 2006, including our primary distribution center in Franklin Park. We cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our results of operations.
We could incur substantial costs in order to comply with, or to address any violations under, environmental and employee health and safety laws, which could significantly increase our operating expenses and reduce our operating income.
Our operations are subject to various environmental statutes and regulations, including laws and regulations governing materials we use. In addition, certain of our operations are subject to international, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Currently unknown cleanup obligations at these facilities, or at off-site locations at which materials from our operations were disposed of, could result in future expenditures that cannot be currently quantified but which could have a material adverse effect on our financial position, results of operations or cash flows.
Antidumping and other duties could be imposed on us, our suppliers and our products.
The imposition of an antidumping or other increased duty on any products that we import could have a material adverse effect on our financial condition. For example, under United States law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value. Second, the International

Trade Commission, the “ITC”, must determine that a United States industry is materially injured or threatened with material injury by reason of the imports. The ITC’s determination of injury involves a two-pronged inquiry: first, whether the industry is materially injured and second, whether the dumping, and not other factors, caused the injury. The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment and utilization of production capacity.
Increases in energy prices would increase our operating costs and we may be unable to pass these increases on to our customers in the form of higher prices, which may reduce our profitability.
We use energy to process and transport our products. Our operating costs increase if energy costs, including electricity, gasoline and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we generally do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability if we are unable to pass the increases on to our customers.
We may not be able to retain or expand our customer base if the United States manufacturing industry continues to erode.
Our customer base primarily includes manufacturing and industrial firms in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions to locations outside the United States. Some customers have closed as they were unable to compete successfully with foreign competitors. Our facilities are located in the United States and to the extent our customers close or relocate operations to locations where we do not have a presence, we could lose all or a portion of their business.
Any prolonged disruption of Company processing centers could harm its business.
We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. Any prolonged disruption in the operations of any of these facilities, whether due to labor or technical difficulties, destruction or damage to any of the facilities or otherwise, could materially adversely affect our business and results of operations.
Our operating results are subject to the seasonal nature of our customers’ businesses.
A portion of our customers experience seasonal slowdowns. Our revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters. As a result, analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations.
We may face product liability claims that are costly and create adverse publicity.
If any of the products we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourself against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and its reputation could suffer, any of which could harm our business.
ITEM 1B — Unresolved SEC Staff Comments
None

ITEM 2 — Properties
The Company’s principal executive offices are located in its Franklin Park facility near Chicago, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, all of which are owned, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet
Metals Segment
Bedford Heights, Ohio	374,400
Birmingham, Alabama	76,000
Charlotte, North Carolina	116,500
Dallas, Texas	78,000
Edmonton, Alberta	38,300	(1)
Fairfield, Ohio	166,000	(1)
Franklin Park, Illinois	522,600
Hammond, Indiana (H-A Industries)	243,000	(1)
Houston, Texas	109,100
Kansas City, Missouri	118,000	(1)
Kent, Washington	31,100	(1)
Minneapolis, Minnesota	65,200
Mississauga, Ontario	60,000	(1)
Monterrey, Mexico	55,000	(1)
Montreal, Quebec	38,760	(1)
Paramount, California	155,500	(1)
Philadelphia, Pennsylvania	71,600
Riverdale, Illinois	115,000	(1)
Stockton, California	60,000	(1)
Twinsburg, Ohio	120,000	(1)
Wichita, Kansas	58,800	(1)
Winnipeg, Manitoba	50,000
Worcester, Massachusetts	56,000
Sales Offices (1)
Cincinnati, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Tulsa, Oklahoma

Metal Express, LLC
Hartland, Wisconsin	4,000	(1)
Other Locations (15)	112,000	(1)

Transtar
United States
Kennesaw, Georgia	87,500	(1)
Orange, Connecticut	32,144	(1)
Orange, Connecticut	25,245	(1)
Dallas, Texas	74,880	(1)
Torrance, California	12,171	(1)
Gardena, California	33,435	(1)
Gardena, California	117,000	(1)
Wichita, Kansas	42,000	(1)
Wichita, Kansas	48,000	(1)
Kent, Washington	65,000	(1)

Europe
Due Pre’ Cadeau, France	25,600	(1)
Letchworth, England	40,000	(1)

Total Metals Segment	3,497,835

	Approximate
	Floor Area in
Locations	Square Feet
Plastics Segment
Baltimore, Maryland	24,000	(1)
Cleveland, Ohio	8,600	(1)
Detroit, Michigan	22,000	(1)
Elk Grove Village, Illinois	22,500	(1)
Fort Wayne, Indiana	9,600	(1)
Grand Rapids, Michigan	42,500
Harrisburg, Pennsylvania	13,900	(1)
Indianapolis, Indiana	13,500	(1)
Kalamazoo, Michigan	81,000	(1)
Mt. Vernon, New York	30,000	(1)
New Philadelphia, Ohio	15,700	(1)
Pittsburgh, Pennsylvania	8,500	(1)
Rockford, Michigan	53,600	(1)
Tampa, Florida	17,700	(1)
Trenton, New Jersey	6,000	(1)
Worcester, Massachusetts	11,000

Total Plastics Segment	380,100

GRAND TOTAL	3,877,935

(1)	Leased: See Note 4 to the Company’s consolidated financial statements for information regarding lease agreements.

ITEM 3 — Legal Proceedings
The Company is a defendant in several lawsuits arising from the operation of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company’s in-house counsel, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
ITEM 4 — Submission of Matters to a Vote of Security Holders
No items were submitted to a vote of security holders during the fourth quarter of fiscal 2006.
PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
A. M. Castle & Co.’s common stock trades on the American and Chicago Stock Exchanges under the ticker symbol “CAS”. As of March 2, 2007 there were approximately 1,161 shareholders of record and an estimated 4,311 beneficial shareholders. The Company paid $4.1 million in cash dividends on its common stock in 2006. There were no dividends paid in 2005.
     See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management”, for information regarding common stock authorized for issuance under equity compensation plans.
     See Part III, Item 11, “Executive Compensation” for information regarding comparison of five year cumulative total return.
     The Company did not purchase any of its equity securities during the fourth quarter of 2006.
     The following table sets forth for the periods indicated the range of the high and low stock price:

	—STOCK PRICE RANGE—
	2006		2005
	Low	High	Low	High

First Quarter	$22.16	$31.31	$11.35	$17.25
Second Quarter	$23.61	$44.25	$11.05	$16.11
Third Quarter	$25.34	$34.86	$13.88	$17.97
Fourth Quarter	$24.15	$34.20	$15.02	$24.52
ITEM 6 — Selected Financial Data

(dollars in millions, except per share data)	2006	2005	2004	2003	2002

Net sales	$1,177.6	$959.0	$761.0	$543.0	$538.1
Net income (loss) (continuing operations)	55.1	38.9	15.4	(19.9)	(10.8)
Earnings (loss) per diluted share (continuing operations)	2.89	2.11	0.82	(1.32)	(0.74)
Cash dividends declared per common share	0.24	—	—	—	—
Data as of December 31:
Total assets	655.1	423.7	383.0	338.9	352.6
Long-term debt	90.1	73.8	89.8	100.0	108.8
Total debt	226.1	80.1	101.4	108.3	112.3
Stockholders’ equity	215.9	175.5	130.4	113.7	130.9

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information regarding the business and markets of A.M. Castle & Co. and its subsidiaries (the “Company”), including its reportable segments, is included in ITEM 1 “Business” of this annual report on Form 10-K.
This section may contain statements that constitute “forward-looking statements” pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, predict”, or “project” and similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those presented. In addition, certain risk factors identified in ITEM 1A of this document may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.
The following discussion should be read in conjunction with ITEM 6 “Selected Financial Data” and the Company’s consolidated financial statements and related Notes thereto in ITEM 8 “Financial Statements and Supplementary Data”.
EXECUTIVE OVERVIEW
2006 marked several major accomplishments for our company including record financial results, the launch of a new strategy for our metals business and the largest acquisition in our history.
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
Transtar is a leading supplier of high performance aluminum alloys to the aerospace and defense industries, supporting the on-going requirements of those markets with a broad range of inventory, processing and supply chain services. As a result of the acquisition, the Company has expanded access to aerospace customers and avenues to cross-sell its other products into this high-growth market. The acquisition also provides the Company the benefits of deeper access to certain inventories and purchasing synergies, as well as providing the Company an existing platform to markets in Asia and other international markets.
The aggregate purchase price, net of cash acquired, was $175.6 million which includes the assumption of $0.7 million of foreign debt and $0.6 million of capital leases of Transtar. An escrow in the amount of $18 million funded from the purchase price was established to satisfy HIG Transtar Inc.’s indemnification obligations under the Stock Purchase Agreement. The purchase price is subject to adjustment based on a final calculation of Transtar’s working capital at the date of acquisition. See Note 2 to the consolidated financial statements for additional information relating to the acquisition of Transtar.
Recent Market and Pricing Trends
In 2006, the Company’s primary markets exhibited continued strong underlying demand. Consolidated net sales for 2006 of $1,177.6 million were $218.6 million, or 22.8%, higher than 2005. The acquisition of Transtar contributed $77.9 million of the total net sales increase. Material price increases accounted for 8.0% of the growth with volume and product mix accounting for the balance of the year-over-year sales growth. The aerospace, oil and gas, mining and heavy equipment sectors were especially robust. Metals material pricing increased an average of 8.6% in 2006. Nickel-based product pricing was particularly high, increasing 21% during 2006. The overall 2006 metals supply was generally steady and reliable, with the exception of nickel steels and certain aerospace aluminum alloys, which continue to be rapidly consumed by the aerospace, oil and gas industries.

Suppliers’ delivery lead times stretched in some cases to 22 weeks by year-end 2006 for certain nickel steels. The Company believes that its strong presence in the nickel steels marketplace niche and its relationships with primary nickel steels suppliers have the Company well-positioned to competitively service customer demand for these products. Select pricing for nickel sheet rose during 2006 and conversely, certain carbon steel prices have declined, but the overall mix of products within the Metals segment resulted in lower price volatility than in 2005.
     The Company’s Plastics segment reported 6.8% sales growth in 2006. Volume increased 3.9% and material price increases accounted for the balance of the year-over-year sales growth. Demand for the Company’s plastic products comes from different markets than those within the Metals segment, and tends to be more stable and less cyclical than the Metals segment historically. Plastic material prices were at high levels as 2006 came to a close. It is difficult to determine how long they will remain at the year-end 2006 levels. The Company will continue to assess its growth initiatives for this segment and may consider further geographic expansion alternatives as it has in the last few years.
Current Business Outlook
Historically, management has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as one data point for tracking general demand trends in its customer markets. Table 1 below shows PMI trends from the first quarter of 2004 through the fourth quarter of 2006. Generally, an index above 50.0 indicates continuing growth in the manufacturing sector of the U.S. economy. As the data indicates, the U.S. manufacturing economy was still growing at a modest pace as of 2006 year-end. The Company’s revenue, net of material price increases, has grown over this same time period.
Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2004	62.4	62.4	59.5	57.6
2005	55.7	53.2	55.8	57.2
2006	55.6	55.2	53.8	50.9
     A favorable 2006 year-end PMI suggests that demand for the Company’s products and services should continue at their current high levels at least in the near-term. Though the PMI does offer some insight, management typically relies on its relationships with the Company’s supplier and customer base to assess continuing demand trends. As of December 31, 2006, indicators generally point to a continued healthy demand for the Company’s specialty products in 2007. To date, metals pricing, in the aggregate, for the products the Company sells remains stable with nickel alloy prices still on the rise. Material pricing in both the metal and plastic segments of the Company’s business are difficult to predict. Nickel alloy prices are at record high levels. The Company believes these prices are not sustainable at these levels over the long term. In two of the areas of the U.S. economy currently experiencing significant decline, the automotive and residential construction markets, the Company’s market presence is limited.
RESULTS OF OPERATIONS: YEAR-TO-YEAR COMPARISONS AND COMMENTARY
Our discussion of comparative period results is based upon the following components of the Company’s consolidated statements of operations.
Net Sales —The Company derives its revenues from the sale and processing of metals and plastics. Pricing is established with each customer order and includes charges for the material, processing activities and delivery. The pricing varies by product line and type of processing. The Company typically does not enter into any long-term fixed price arrangements with a customer without obtaining a similar agreement with its suppliers. Such arrangements are typical of customers in the aerospace and defense markets.
Cost of Materials—Cost of materials consists of the costs we pay suppliers for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are included in Other operating costs and expenses discussed below. The Company accounts for inventory primarily on a last-in-first-out (“LIFO”) basis. LIFO adjustments are calculated as of December 31 of each year. Interim estimates of the year-end LIFO charge or credit are determined based on inflationary or deflationary purchase cost trends and estimated year-end inventory levels. Interim LIFO estimates may require significant year-end adjustments. (See Note 14 to the consolidated financial statements.)

Other operating costs and expenses—Other operating costs and expenses primarily consist of (1) warehouse, processing and delivery expenses, which include occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs; (2) selling expenses, which include compensation and employee benefits for sales personnel, (3) general and administrative expenses, which include compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance; and (4) depreciation and amortization expenses, which include depreciation for all owned property and equipment, and amortization of various long-lived intangible assets.
2006 Results Compared to 2005
Consolidated results by business segment are summarized in the following table for years 2006 and 2005.
Operating Results by Segment (dollars in millions)

	Year Ended December 31,
	2006	2005	Fav/(Unfav)	% Change

Net Sales
Metals	$1,062.6	$851.3	$211.3	24.8%
Plastics	115.0	107.7	7.3	6.8

Total Net Sales	$1,177.6	$959.0	$218.6	22.8%

Cost of Materials
Metals	$762.3	$603.9	$(158.4)	(26.2)%
% of Metals Sales	71.7%	70.9%	(0.8)%
Plastics	76.9	73.3	(3.6)	(4.9)%
% of Plastics Sales	66.9%	68.1%	1.2%

Total Cost of Materials	$839.2	$677.2	$(162.0)	(23.9)%
% of Total Sales	71.3%	70.6%	(0.7)%

Other Operating Costs and Expenses
Metals	$205.3	$172.0	$(33.3)	(19.4)%
Plastics	30.8	28.9	(1.9)	(6.5)
Other	9.8	9.7	(0.1)	—

Total Other Operating Costs & Expenses	$245.9	$210.6	$(35.3)	(16.8)%
% of Total Sales	20.9%	22.0%	1.1%

Operating Income
Metals	$95.0	$75.3	$19.7	26.2%
% of Metals Sales	8.9%	8.8%	0.1%
Plastics	7.3	5.6	1.7	30.4%
% of Plastics Sales	6.3%	5.2%	1.1%
Other	(9.8)	(9.7)	0.1	1.0%

Total Operating Income	$92.5	$71.2	$21.3	29.9%
% of Total Sales	7.9%	7.4%	0.5%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated 2006 net sales for the Company of $1,177.6 million increased $218.6 million, or 22.8%, versus 2005. The acquisition of Transtar contributed $77.9 million of the total sales increase. Material price increases accounted for 8.0% of the growth with volume and product mix accounting for the balance of the year-over-year sales growth.
     Metals segment sales during 2006 of $1,062.6 million were 24.8% or $211.3 million higher than 2005. Material price increases accounted for 8.8% of the growth with volume and production mix accounting for the balance of the year-over-year sales growth. The aerospace, oil and gas, mining and heavy equipment sectors were especially robust.
     Plastics segment sales during 2006 of $115.0 million were 6.8% or $7.3 million higher than 2005. Volume increased approximately 3.9% during 2006, while material price increases contributed to the balance of the year-over-year sales growth.
Cost of Materials:
Consolidated 2006 cost of materials (exclusive of depreciation) increased $162.0 million, or 23.9%, to $839.2 million. The acquisition of Transtar contributed $55.4 million.
Other Operating Expenses and Operating Income:
On a consolidated basis, other operating costs and expenses increased $35.3 million, or 16.8%, over 2005 due to the inclusion of $19.4 million of Transtar’s other operating expenses and in support of higher overall customer demand. However, other operating expense declined as a percent of sales from 22.0% in 2005 to 20.9% in 2006 as the Company was able to leverage its expenses over higher sales.
     2006 operating income of $92.5 million was $21.3 million, or 29.9%, ahead of last year. Solid underlying demand strengthened the Company’s operating income. The Company’s 2006 operating profit margin (defined as operating income divided by net sales) increased to 7.9% from 7.4% in 2005.
Other Income and Expense, Income Taxes and Net Income:
Interest expense of $8.3 million in 2006 increased $1.0 million versus 2005 on increased borrowings necessitated by the acquisition of Transtar. (See “Liquidity and Capital Resources” discussion below).
     Income tax expense increased to $33.3 million from $23.2 million in 2005. The effective tax rate was 39.6% in 2006 and 40.1% in 2005.
     Equity in earnings of the Company’s joint venture, Kreher Steel, was $4.3 million in 2006, the same as 2005.
     Consolidated net income applicable to common stock of $54.2 million, or $2.89 earnings per diluted share in 2006 compared favorably to $37.9 million, or $2.11 earnings per diluted share in 2005.

2005 Results Compared to 2004
Consolidated results by business segment are summarized in the following table for years 2005 and 2004.
Operating Results by Segment (dollars in millions)

	Year Ended December 31,
	2005	2004	Fav/(Unfav)	% Change

Net Sales
Metals	$851.3	$671.2	$180.1	26.8%
Plastics	107.7	89.8	17.9	19.9

Total Net Sales	$959.0	$761.0	$198.0	26.0

Cost of Materials
Metals	$603.9	$482.7	$(121.2)	(25.1)%
% of Metals Sales	70.9%	71.9%	1.0%
Plastics	73.3	60.7	(12.6)	(20.8)
% of Plastics Sales	68.1%	67.6%	(0.5)%

Total Cost of Materials	$677.2	$543.4	$(133.8)	(24.6)%
% of Total Sales	70.6%	71.4%	0.8%

Other Operating Costs and Expenses
Metals	$172.0	$155.4	$(16.6)	10.7%
Plastics	28.9	23.6	(5.3)	22.5
Other	9.7	7.1	(2.6)	36.6

Total Other Operating Costs & Expenses	$210.6	$186.1	$(24.5)	13.2%
% of Total Sales	22.0%	24.5%	2.5%

Operating Income
Metals	$75.3	$33.1	$42.2	127.5%
% of Metals Sales	8.8%	4.9%	3.9%
Plastics	5.6	5.5	0.1	1.8%
% of Plastics Sales	5.2%	6.1%	(0.9)%
Other	(9.7)	(7.1)	(2.6)	36.6%

Total Operating Income	$71.2	$31.5	$39.7	126.0%
% of Total Sales	7.4%	4.1%	3.3%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated 2005 net sales for the Company of $959.0 million were up $198.0 million, or 26.0%, versus 2004. Volume increased 6% and material price increases accounted for the balance of the year-over-year sales growth.
     Metals segment 2005 sales of $851.3 million were 26.8%, or $180.1 million, ahead of 2004. Volume increased 6% during 2005 and the balance of the sales growth was due to higher pricing. The aerospace, oil and gas, mining and construction equipment, and truck and railroad equipment sectors were especially robust.
     Plastics segment 2005 sales of $107.7 million were $17.9 million, or 19.9%, higher than 2004. Volume increased approximately 2% during 2005 while material price increases contributed the balance of year-over-year sales growth. The business experienced some softness in its retail point-of-purchase display and shelving markets during the third-quarter of 2005, affecting its year-over-year growth comparisons. The business rebounded back to historical levels by year-end 2005.

Cost of Materials
Consolidated 2005 cost of materials (exclusive of depreciation) increased $133.8 million or 24.6% versus 2004.
Other Operating Expenses and Operating Income:
On a consolidated basis, 2005 other operating expenses increased $24.5 million, or 13.2%, versus 2004 in support of higher overall customer demand. However, other operating expense declined as a percent of sales from 24.5% in 2004 to 22.0% in 2005, as the Company was able to leverage its sales growth.
     The Company’s “Other” operating segment includes expenses related to executive, financial and legal services that benefit both operating segments. The $2.6 million increase in expense as compared to the prior year is primarily attributable to long-term management incentive programs that were initiated in 2005.
     Total 2005 operating income of $71.2 million was $39.7 million, or 126.0%, ahead of 2004. Solid underlying demand coupled with a lower, previously restructured cost base, strengthened the Company’s operating profits. The Company’s 2005 operating profit margin increased to 7.4% from 4.1% in 2004.
Other Income and Expense, Income Taxes and Net Income:
Interest expense of $7.3 million in 2005 declined $1.6 million versus the prior year on lower overall borrowings and reduced interest rates, stemming from the Company’s debt refinancing in the second half of 2005. As part of the refinancing of its long-term notes in the fourth quarter of 2005, the Company recorded a $4.9 million pre-tax charge related to the early termination of its former note agreements.
     Income tax expense increased to $23.2 million in 2005 from $11.3 million in 2004 due to higher taxable income.
     Equity in earnings of the Company’s joint venture, Kreher Steel, was $4.3 million in 2005, as compared to $5.2 million in 2004. During 2004, Kreher’s product lines experienced escalating material costs as compared to declining material costs in 2005.
     Consolidated net income applicable to common stock of $37.9 million, or $2.11 earnings per diluted share in 2005 compared favorably to $14.5 million, or $0.82 per diluted share, in 2004.
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash generated from earnings and its use of available borrowing capacity to fund working capital needs and growth initiatives.
     Net cash from operating activities in 2006 was $29.8 million, driven by strong earnings; however, increased inventory levels to support the growth of the business along with higher payments for income taxes reduced net cash from operating activities when compared to the $57.9 million in cash generated in 2005.
     In 2006 the Company continued its concerted efforts to manage its investment in inventory. The following chart depicts the improvements in inventory turns, as measured by average days’ sales in inventory (“DSI”) since 2004.

	2006	2005	2004

Average DSI	116.7	119.3	120.3
     As a result of the acquisition of Transtar, accounts receivable increased $35.2 million, inventories increased $60.6 million, accounts payable increased $20.5 million and long-term deferred tax liabilities increased $28.7 million.
     In September 2006, the Company entered into a $210 million amended senior credit facility with its lending syndicate. This facility replaced the Company’s $82.0 million revolving credit facility entered into in July, 2005. The amended senior credit facility provides for (i) a $170 million revolving loan (the “U.S. Revolver”) to be drawn on by the Company from time to time, (ii) a $30 million term loan (the “U.S. Term Loan” and with the U.S. Revolver, the “U.S. Facility”) and (iii) a Cdn. $11.1 million revolving loan (approximately $9.9 million in U.S. dollars) (the “Canadian Facility”) to be drawn on by the Company’s Canadian subsidiary from time to time (collectively the “Amended Senior Credit Facility”). The revolving loans and term loans mature in 2011.
     The Company used the proceeds from the $30 million U.S. Term Loan and $117 million of the amount available under the U.S. Revolver along with approximately $30 million of cash on hand to finance the acquisition of Transtar. The year-over-year reduction in cash balances is primarily attributable to the use of cash on hand to fund a portion of the acquisition price.

     Available revolving credit capacity is primarily used to fund working capital needs. As of December 31, 2006, the Company had outstanding borrowings of $108.0 million under its U.S. Revolver and had availability of $54.7 million. There were no outstanding borrowings under the Canadian Facility.
     As of December 31, 2006, the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum book value of equity, as defined in the Company’s credit agreements. A summary of covenant compliance is shown below.

		Actual
	Required	12/31/06

Debt-to-Capital Ratio (a)	< 0.55	0.43
Working Capital-to-Debt Ratio	> 1.00	1.43
Book Value of Equity (a)	$171.2 million	$237.2 million

(a)	In accordance with the Amended Senior Credit Facility, the Company is permitted to add back to Stockholders’ Equity the $21.3 million pension amount included in Accumulated Other Comprehensive Income for loan covenant compliance purposes. See the Consolidated Statement of Stockholders’ Equity and Note 13 to the consolidated financial statements for detailed information regarding the pension adjustment.
     As of December 31, 2006, the Company had $12.0 million in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 6.88%. A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn. As of December 31, 2006, the Company had $111.3 million of short-term debt which includes the $108 million revolver and excludes the $12.0 million in trade acceptances. See Note 9 to the consolidated financial statements for more information.
     In 2006, the Company reinstituted a dividend on its common stock. When combined with the dividend paid on the Company’s preferred stock, the Company paid $5.0 million in dividends in 2006 versus $1.0 million, on the preferred stock only, in 2005.
     Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs, fund future dividend payments and meet its debt obligations.
Capital Expenditures
Capital expenditures for 2006 were $12.9 million as compared to $8.7 million in 2005. During 2006, the expenditures included spending associated with the Company’s new Birmingham, Alabama facility ($3.3 million) and the Company’s ongoing business system replacement initiative ($2.3 million), along with typical equipment replacement and upgrades.

Contractual Obligations and Other Commitments:
At December 31, 2006, the Company’s contractual obligations, including estimated payments by period, were as follows: (dollars in thousands)

		Less	One to		More
		Than One	Three	Three to	Than Five
Payments Due In	Total	Year	Years	Five Years	Years

Long-Term Debt Obligations	$101,383	$12,055	$28,802	$25,305	$35,221
Interest Payments on Debt Obligations (a)	30,708	6,818	10,915	6,851	6,124
Capital Lease Obligations	1,502	779	666	56	1
Operating Lease Obligations	67,795	15,006	25,071	16,311	11,407
Purchase Obligations (b)	226,415	218,018	8,397	—	—
Other (c)	6,319	6,319	—	—	—

Total	$434,122	$258,995	$73,851	$48,523	$52,753

(a)	Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2006. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2006. Future interest rates may change, and therefore, actual interest payments could differ from those disclosed in the table above.

(b)	Purchase obligations consist of raw material purchases made in the normal course of business.

(c)	The other category is comprised of deferred revenues that represent commitments to deliver products.
     The above table does not include $16.3 million of other non-current liabilities recorded on the Consolidated Balance Sheets, as summarized in Notes 4 and 5 to the consolidated financial statements. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include the deferred gain on the sale of assets, which are principally the sale-leaseback transactions disclosed in Note 4 to the consolidated financial statements. The cash outflows associated with these transactions are included in the operating lease obligations above.
     The Company has a number of long-term contracts to purchase certain quantities of material with certain suppliers. In each case of such a long-term obligation, the Company has an irrevocable purchase agreement from its customer for the same amount of material over the same time period.
Pension Funding
The Company’s funding policy on its defined benefit pension plan is to satisfy the minimum funding requirements of Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2006, the Company does not anticipate any cash contributions to be made to the pension plans in 2007.
Off-Balance Sheet Arrangements
With the exception of letters of credit and sales-leaseback financing on certain equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees to third parties.
     Obligations of the Company associated with its leased equipment are disclosed under the “Contractual Obligations and Other Commitments” section above.
     See Note 12 to the consolidated financial statements for more details on the Company’s outstanding letters of credit.

Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include amounts that are based on management’s estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The following is a description of the Company’s accounting policies that management believes are the most important to understanding the Company’s financial results:
Inventory –Over ninety percent of the Company’s inventories are valued using the LIFO method. Under this method, the current value of materials sold is recorded as Cost of Materials rather than the actual cost in the order in which it was purchased. This means that older costs are included in inventory, which may be higher or lower than current replacement costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals or plastics industries. The use of LIFO for inventory valuation was chosen to better match replacement cost of inventory with the current pricing used to bill customers.
Retirement Plans – The Company values retirement plan assets and liabilities based on assumptions and valuations established by management following consultation with the Company’s independent actuary. Future valuations are subject to market changes, which are not in the control of the Company and could differ materially from the amounts currently reported. Note 5 to the consolidated financial statements disclose the assumptions used by management.
Goodwill and Other Intangible Assets Impairment – SFAS No. 142, “Goodwill and Other Intangible Assets”, establishes accounting and reporting standards for goodwill and other intangible assets. Under these standards, goodwill is not amortized, but rather is subject to an annual impairment test. The carrying value of the Company’s goodwill is evaluated annually during the first quarter of each fiscal year or when certain triggering events occur which require a more current valuation. The valuation is based on the comparison of an entity’s discounted cash flow (equity valuation) to its carrying value. If the carrying value exceeds the equity valuation, the goodwill is deemed impaired. The equity valuation is based on historical data and management estimates of future cash flow. Since the estimates are forward looking, actual results could differ materially from those used in the valuation process.
The Company’s recorded intangible assets were substantially acquired as part of the Transtar acquisition and consist primarily of customer relationships. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives as estimated by management, which are generally 11 years for customer relationships. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for goodwill is performed and if the intangible asset is deemed impaired, such asset will be written down to its fair value.
Stock-Based Compensation — The Company offers stock-based compensation to executive and other key employees, as well as its directors. Stock-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award. For stock option grants, the Company determines the grant date fair value of the award utilizing a Black-Scholes valuation model based on assumptions of the risk-free interest rate, expected term of the option, volatility and expected dividend yield. See Note 10 to the consolidated financial statements for a discussion of the specific assumptions made by management. Stock-based compensation expense for the Company’s long-term incentive plan is recorded using the fair value based on the grant date market price of the Company’s common stock. In recording stock-based compensation expense for the long-term incentive plan, management also must estimate the probable number of shares which will ultimately vest. The actual number of shares that will vest may differ from management’s estimate.
Recent Accounting Pronouncements:
A description of recent other accounting pronouncements is included in Note 1 to the consolidated financial statements under the caption ”Significant Accounting Policies”.

ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business.
     Interest Rate Risk — The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under its U.S. Revolver and Canadian Facility, the Company’s interest rate on borrowings is subject to changes in the LIBOR and Prime interest rate fluctuations. Based on the Company’s variable rate debt instruments at December 31, 2006, if interest rates were to increase hypothetically by 25 basis points, 2006 interest expense would have increased by approximately $0.2 million in 2006.
     Commodity Price Risk — The Company’s raw material costs are comprised primarily of engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of materials than in its selling prices.
     Foreign Exchange Rate Exposure — The Company conducts operations in foreign countries, including Canada, Mexico, France and the United Kingdom. However, changes in the value of the U.S. dollar as compared to foreign currencies would not have a material impact on the Company’s reported earnings.
ITEM 8 — Financial Statements and Supplementary Data
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004

Net sales	$1,177,600	$958,978	$760,997

Costs and expenses:
Cost of materials (exclusive of depreciation)	839,234	677,186	543,426
Warehouse, processing and delivery expense	123,204	108,427	95,229
Sales, general, and administrative expense	109,407	92,848	82,142
Depreciation and amortization expense	13,290	9,340	8,751

Operating income	92,465	71,177	31,449
Interest expense, net (Note 9)	(8,302)	(7,348)	(8,968)
Discount on sale of accounts receivable (Note 9)	—	(1,127)	(969)
Loss on extinguishment of debt (Note 9)	—	(4,904)	—-

Income before income taxes and equity earnings of joint venture	84,163	57,798	21,512

Income taxes (Note 7)	(33,330)	(23,191)	(11,294)

Net income before equity in earnings of joint venture	50,833	34,607	10,218

Equity in earnings of joint venture (Note 6)	4,286	4,302	5,199

Net income	55,119	38,909	15,417

Preferred stock dividends	(963)	(961)	(957)

Net income applicable to common stock	$54,156	$37,948	$14,460

Basic earnings per share	$2.95	$2.37	$0.92

Diluted earnings per share	$2.89	$2.11	$0.82

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share and par value data)	2006	2005

Assets
Current assets
Cash and cash equivalents (Note 1)	$9,526	$37,392
Accounts receivable, less allowances of $3,112 in 2006 and $1,763 in 2005	160,999	107,064
Inventories (principally on last-in, first-out basis) (latest cost higher by $128,404 in 2006 and $104,036 in 2005) (Note 1)	202,394	119,306
Other current assets	18,743	6,351

Total current assets	391,662	270,113
Investment in joint venture (Note 6)	13,577	10,850
Goodwill (Note 8)	101,783	32,222
Intangible assets (Note 8)	66,169	70
Prepaid pension cost (Note 5)	5,681	41,946
Other assets	5,850	4,112
Property, plant and equipment, at cost (Note 1)
Land	5,221	4,772
Building	49,017	45,890
Machinery and equipment	141,090	127,048

	195,328	177,710
Less – accumulated depreciation	(124,930)	(113,288)

	70,398	64,422

Total assets	$655,120	$423,735

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$117,561	$103,246
Accrued payroll and employee benefits (Note 5)	15,168	12,241
Accrued liabilities	14,984	9,294
Income taxes payable	931	5,834
Deferred income taxes-current (Note 7)	16,339	1,218
Current portion of long-term debt (Note 9)	12,834	6,233
Short-term debt (Note 9)	123,261	—

Total current liabilities	301,078	138,066
Long-term debt, less current portion (Note 9)	90,051	73,827
Deferred income taxes (Note 7)	31,782	21,903
Deferred gain on sale of assets (Note 4)	5,666	5,967
Pension and postretirement benefit obligations (Note 5)	10,636	8,467
Commitments and contingencies (Notes 4 and 12)	—	—
Stockholders’ equity (Notes 10 and 11)
Preferred stock, $0.01 par value - 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239
Common stock, $0.01 par value - 30,000,000 shares authorized; 17,085,091 and 16,605,714 shares issued and outstanding in 2006 and 2005, respectively	170	166
Additional paid-in capital	69,775	60,916
Retained earnings	160,625	110,530
Accumulated other comprehensive income (loss) (Note 13)	(18,504)	2,370
Deferred unearned compensation	(1,392)	—
Treasury stock, at cost – 362,114 shares in 2006 and 546,065 shares in 2005	(6,006)	(9,716)

Total stockholders’ equity	215,907	175,505

Total liabilities and stockholders’ equity	$655,120	$423,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Cash flows from operating activities:
Net income	$55,119	$38,909	$15,417
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,290	9,340	8,751
Amortization of deferred gain	(760)	(498)	(839)
Loss on sale of facilities/equipment	94	73	701
Equity in earnings from joint venture	(4,286)	(4,302)	(5,199)
Deferred tax provision	4,537	(2,046)	7,072
Share-based compensation expense	4,485	4,174	1,460
Increase in minority interest	—	—	188
Excess tax benefits from stock-based payment arrangements	(1,186)	(793)	—
Increase (decrease) from changes in:
Accounts receivable	(19,678)	(26,217)	(24,126)
Inventories	(22,521)	16,742	(15,668)
Other current assets	(2,570)	2,186	(350)
Other assets	722	(398)	(133)
Prepaid pension	1,920	316	(187)
Accounts payable	7,882	9,702	24,351
Accrued payroll and employee benefits	(1,350)	2,319	4,363
Income tax payable	(10,090)	7,594	(1,377)
Accrued liabilities	2,044	506	(1,053)
Postretirement benefit obligations and other liabilities	2,165	271	249

Net cash from operating activities	29,817	57,878	13,621

Cash flows from investing activities:
Investments and acquisitions, net of cash acquired	(175,583)	(236)	(1,744)
Dividends from joint ventures	1,623	1,915	2,228
Proceeds from sale of facilities/equipment	124	33	—
Capital expenditures	(12,935)	(8,685)	(5,318)
Collection of note receivable	—	2,465	—

Net cash from investing activities	(186,771)	(4,508)	(4,834)

Cash flows from financing activities:
Short-term debt	110,919	—	—
Proceeds from issuance of long-term debt	30,000	75,000	—
Repayment of long-term debt	(7,832)	(96,271)	(7,452)
Payment of debt issuance fees	(3,156)	—	—
Preferred stock dividends paid	(963)	(961)	(957)
Common stock dividends paid	(4,061)	—	—
Exercise of stock options	2,840	2,227	—
Excess tax benefits from stock-based payment arrangements	1,186	793	—

Net cash from financing activities	128,933	(19,212)	(8,409)

Effect of exchange rate changes on cash and cash equivalents	155	128	273
Net (decrease) increase in cash and cash equivalents	(27,866)	34,286	651
Cash and cash equivalents — beginning of year	37,392	3,106	2,455

Cash and cash equivalents — end of year	$9,526	$37,392	$3,106

See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statement of Stockholders’ Equity

									Accumulated
						Additional		Unearned	Other
	Common	Treasury	Preferred	Common	Treasury	Paid-in	Retained	Deferred	Comprehensive
(Dollars and shares in thousands)	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	Compensation	Income	Total

Balance at January 1, 2004	15,788	(57)	$11,239	$159	$(245)	$43,367	$58,122	$(30)	$1,042	$113,654

Comprehensive Income:
Net income							15,417			15,417
Foreign currency translation									1,009	1,009
Minimum pension liability, net of tax benefit of $278									(435)	(435)

Total comprehensive income										15,991
Preferred stock dividend							(957)			(957)
Exercise of stock options and other	18	(5)				1,685		28		1,713

Balance at December 31, 2004	15,806	(62)	$11,239	$159	($245)	$45,052	$72,582	($2)	$1,616	$130,401

Comprehensive Income:
Net income							38,909			38,909
Foreign currency translation									1,151	1,151
Minimum pension liability, net of tax benefit of $254									(397)	(397)

Total comprehensive income										39,663
Preferred stock dividend							(961)			(961)
Long-term incentive plan						2,143				2,143
Exercise of stock options and other	800	(484)		7	(9,471)	13,721		2		4,259

Balance at December 31, 2005	16,606	(546)	$11,239	$166	($9,716)	$60,916	$110,530	$0	$2,370	$175,505

Comprehensive Income:
Net income							55,119			55,119
Foreign currency translation									66	66
Minimum pension liability, net of tax expense of $206									322	322

Total comprehensive income										55,507
Adjustment to initially apply SFAS No. 158, net of tax benefit of $13,611									(21,262)	(21,262)
Preferred stock dividend							(963)			(963)
Common stock dividend							(4,061)			(4,061)
Long-term incentive plan						3,209				3,209
Exercise of stock options and other	479	184		4	3,710	5,650		(1,392)		7,972

Balance at December 31, 2006	17,085	(362)	$11,239	$170	($6,006)	$69,775	$160,625	($1,392)	($18,504)	$215,907

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
December 31, 2006
(1) Significant Accounting Policies
Nature of operations—A.M. Castle & Co. and subsidiaries (the “Company”) distribute specialty metals and plastics to customers globally from operations in North America, France and the United Kingdom. The Company provides a broad range of product inventories as well as value-added processing services to a wide array of customers, principally within the producer durable equipment sector of the economy.
Basis of presentation—The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for the Company’s 50% owned joint venture, Kreher Steel Company, LLC. All inter-company accounts and transactions have been eliminated.
Use of estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are sales returns and allowances, inventory, goodwill and intangible assets, income taxes, contingencies and litigation, and defined benefit retirement plans.
Revenue recognition—Revenue from product sales is largely recognized upon shipment whereupon title passes and the Company has no further obligations to the customer. The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Revenue derived from consigned inventories at customer locations for 2006 was $19.6 million (or 1.7% of sales) compared to $11.9 million in 2005 (or 1.2% of 2005 sales) and $9.5 million or 1.2% of sales in 2004. Inventory on consignment at customers as of December 31, 2006 was $4.4 million, or 2.2% of consolidated net inventory and $1.5 million or 1.2% as of December 31, 2005 as reported on the Company’s consolidated balance sheets. Provisions for discounts and rebates to customers, and returns are recorded in the same period the related sales are recorded.
Cost of materials—Cost of materials consists of the costs the Company pays for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are included in Other operating expenses. The Company accounts for inventory on a last-in, first-out (“LIFO”) basis and LIFO adjustments are recorded to cost of materials. LIFO adjustments are calculated as of December 31 of each year. Interim estimates of the year-end charge or credit are determined based on inflationary or deflationary purchase cost trends and estimated year-end inventory levels. Interim LIFO estimates may require significant year-end adjustments. See Note 14 to the consolidated financial statements for further details of such adjustments.
Other operating expenses—Other operating expenses primarily consist of (1) warehousing, processing and delivery expenses, which include occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs; (2) selling expenses, which include compensation and employee benefits for sales personnel, (3) general and administrative expenses, which include compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance; and (4) depreciation and amortization expenses, which include depreciation for all owned property and equipment and amortization of various long-lived intangible assets.

Cash and cash equivalents—Short-term investments that have an original maturity, at the time of purchase, of 90 days or less are considered cash and cash equivalents.
Statement of cash flows—The Company had non-cash financing activities for the years ended December 31, 2006, 2005 and 2004, which included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. The tendered shares had a value of less than $0.1 million in 2006 (1,620 shares), $9.4 million in 2005 (509,218 shares) and $0.1 million in 2004 (5,657 shares), and were recorded as treasury stock. In 2006, the Company also contributed shares of treasury stock to its profit sharing plan totaling $2.7 million and assumed debt as part of the acquisition discussed in Note 2.
Supplemental Disclosures of Consolidated Cash Flow Information—

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004

Cash paid during the year for—
Interest	$9,041	$8,365	$8,910
Income taxes	$38,871	$16,860	$6,331
Inventories— Over ninety percent of the Company’s inventories are stated at the lower of LIFO cost or market. The Company values its LIFO increments using the costs of its latest purchases during the years reported. In 2005 certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidation increased pre-tax income by $2.8 million in 2005.
Insurance plans—The Company is self-insured for a portion of its worker’s compensation and automobile insurance liabilities. Self-insurance amounts are capped for individual claims and in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claim experience and development.
Property, plant and equipment—Property, plant and equipment are stated at cost and include assets held under capital leases. Major renewals and betterments are capitalized, while maintenance and repairs that do not substantially improve or extend the useful lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. The Company provides for depreciation of plant and equipment sufficient to amortize the cost of properties over their estimated useful lives (buildings and building improvements — 12 to 40 years; machinery and equipment – 5 to 20 years). For assets classified as machinery and equipment, lives used for calculating depreciation expense are from 10 to 20 years for manufacturing equipment, 10 years for furniture and fixtures, and 5 years for vehicles and office equipment. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is recorded using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Depreciation expense for 2006, 2005 and 2004 was $11.1 million, $9.3 million and $8.8 million, respectively.
Long-lived assets—The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and intangible assets—Goodwill is not amortized, but rather is subject to an annual impairment test, which can be more frequent when certain triggering events occur. The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Intangible assets are amortized over their useful lives as estimated by management, which are generally 11 years for customer relationships and 3 years for non-compete agreements. When conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for goodwill is performed and if the intangible asset is deemed impaired, such intangible asset is written down to its fair value.
Income taxes—The Company accounts for income taxes using the asset and liability method. Deferred income taxes reflect the net tax effect, using enacted tax rates of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. Income tax expense includes provisions for amounts that are currently payable, and changes in deferred tax assets and liabilities.
Foreign currency translation—For all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions were not material in 2006, 2005 or 2004.
Earnings per share—The Company’s preferred stock participates in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards and convertible preferred stock shares, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS No. 128, “Earnings per Share”, the following table is a reconciliation of the basic and diluted earnings per share calculations for 2006, 2005 and 2004:

(dollars and shares in thousands,
except per share data)	2006	2005	2004

Numerator:
Net income	$55,119	$38,909	$15,417
Preferred stock dividends paid	(963)	(961)	(957)

Undistributed earnings	$54,156	$37,948	$14,460

Undistributed earnings attributable to:
Common stockholders	$49,831	$37,948	$14,460
Preferred stockholders, as if converted	4,325	—	—

Total undistributed earnings	$54,156	$37,948	$14,460

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	16,907	16,033	15,795

Effect of dilutive securities:
Outstanding employee and directors’ common stock options and restricted stock	360	593	1,253
Convertible preferred stock	1,794	1,794	1,794

Denominator for diluted earnings per share	19,061	18,420	18,842

Basic earnings per share	$2.95	$2.37	$0.92

Diluted earnings per share	$2.89	$2.11	$0.82

Outstanding employees and directors common stock options and restricted and convertible preferred stock shares having no dilutive effect	20	53	956
Concentrations—The Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States, Canada, Mexico, France and the United Kingdom. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals using industries. The Company’s customer base is well diversified with no single customer accounting for more than 3% of total 2006 net sales. Approximately 90% of the Company’s business is conducted in the United States with the remainder of the sales generated by the Company’s operations in Canada, Mexico, France and the United Kingdom.
Share-based compensation—The Company records share-based compensation expense ratably over the award vesting period based on the grant date fair value of share-based compensation awards.
New Accounting Standard Adopted — In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which was an amendment of SFAS No. 87, 88, 106 and 132(R). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. The Company adopted SFAS No. 158 effective December 31, 2006 and the incremental effect of applying it on individual line items on our consolidated balance sheet as of December 31, 2006 is as follows (dollars in thousands):

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Prepaid pension costs	$38,126	$(32,445)	$5,681
Total assets	687,565	(32,445)	655,120
Pension and postretirement benefit obligations	8,208	2,428	10,636
Deferred income taxes, current and non-current	61,732	(13,611)	48,121
Accumulated other comprehensive loss	2,758	(21,262)	(18,504)
Total stockholders’ equity	237,169	(21,262)	215,907
Total liabilities and stockholders’ equity	687,565	(32,445)	655,120
See Note 5 to the consolidated financial statements for additional disclosure related to the adoption of SFAS No. 158.
New Accounting Standards – Issued Not Yet Adopted:
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurement” and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS No. 157 encourages entities to combine fair value information disclosed under SFAS No. 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of these statements to materially affect its consolidated financial results of operations, cash flows or its financial position.
In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statements of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact of adopting this standard on the consolidated financial statements.
(2) Acquisitions
On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment.
     Transtar is a leading supplier of high performance aluminum alloys to the aerospace and defense industries, supporting the on-going requirements of those markets with a broad range of inventory, processing and supply chain services. As a result of the acquisition, the Company has expanded access to aerospace customers and avenues to cross-sell its other products into this high-growth market. The acquisition also provides the Company the benefits of deeper access to certain inventories and purchasing synergies, as well as providing the Company an existing platform to markets in Asia and other international markets.
     The aggregate purchase price, net of cash acquired, was $175.6 million which includes the assumption of $0.7 million of foreign debt and $0.6 million of capital lease obligations of Transtar. An escrow in the amount of $18 million funded from the purchase price was established to satisfy H.I.G. Transtar Inc.’s indemnification obligations under the stock purchase agreement. The purchase price was funded by new debt financing and existing cash balances.
     The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price remains subject to adjustment based on a final calculation of Transtar’s working capital at the date of acquisition. The Company has obtained third-party valuations of certain intangible assets and the allocation of the purchase price is as follows:

Purchase Price Allocation
(dollars in thousands)
Current assets	$99,746
PP & E, net	4,274
Intangible assets	68,324
Goodwill	69,564
Other long-term assets	300

Total assets	242,208

Current liabilities	34,460
Long-term liabilities	29,453

Total liabilities	63,913

Net assets	$178,295

The acquired intangible assets have a weighted average useful life of approximately 10.8 years and include $66.8 million for the acquired customer relationships with a useful life of 11 years and $1.5 million of non-compete agreements with a useful life of 3 years. Since this was an acquisition of stock, the goodwill and intangible assets will not be deductible for tax purposes.
The following unaudited pro-forma information presents a summary of the Company’s consolidated results of operations as if the acquisition had taken place as of the beginning of each of the current and preceding fiscal years.

For the years ended December 31,
(dollars in millions, except per share data)	2006	2005

Net sales	$1,346	$1,183
Net income	$67	$37
Net income per diluted common share	$3.52	$2.03
These pro-forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the dates indicated, or which may result in the future.

(3) Segment Reporting
The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer, the Company’s chief operating decision-maker, reviews and manages these two businesses separately. As such, these businesses are considered reportable segments according to SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly.
     In its metals segment, the Company’s market strategy focuses on highly engineered specialty grades and alloys of metals as well as specialized processing services geared to meet very tight specifications. Core products include nickel alloys, aluminum, stainless steels and carbon. Inventories of these products assume many forms such as plate, sheet, round bar, hexagon, square and flat bars; tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors, and the Company’s H-A Industries division, that thermally processes, turns, polishes and straightens alloy and carbon bar.
     The plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications.
     The accounting policies of all segments are as described in Note 1 to the consolidated financial statements. Management evaluates the performance of its business segments based on operating income.
     The Company operates locations in the United States, Canada, Mexico, France and the United Kingdom. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data for the years ended December 31, 2006, 2005 and 2004, are as follows:

(Dollars in thousands)	2006	2005	2004

Net sales
United States	$1,069,885	$871,725	$689,859
All other countries	107,715	87,253	71,138

Total	$1,177,600	$958,978	$760,997

Long-lived assets
United States	$65,283	$59,546	$59,573
All other countries	5,115	4,876	5,425

Total	$70,398	$64,422	$64,998

Segment information for the years ended December 31, 2006, 2005 and 2004 is as follows (dollars in millions):

		Operating		Capital
	Net	Income	Total	Expen-	Depre-
	Sales	(Loss)	Assets	ditures	ciation

2006
Metals segment	$1,062.6	$95.0	$593.7	$11.8	$12.2
Plastics segment	115.0	7.3	47.8	1.1	1.1
Other	—	(9.8)	13.6	—	—

Consolidated	$1,177.6	$92.5	$655.1	$12.9	$13.3

2005
Metals segment	$851.3	$75.3	$362.8	$7.1	$8.3
Plastics segment	107.7	5.6	49.8	1.6	1.0
Other	—	(9.7)	11.1	—	—

Consolidated	$959.0	$71.2	$423.7	$8.7	$9.3

2004
Metals segment	$671.2	$33.1	$330.1	$4.1	$7.8
Plastics segment	89.8	5.5	44.3	1.2	1.0
Other	—	(7.1)	8.6	—	—

Consolidated	$761.0	$31.5	$383.0	$5.3	$8.8

“Other” – Operating loss includes the costs of executive, legal and finance departments, which are shared by both the metals and plastics segments. The “Other” segment’s total assets consist of the Company’s investment in joint venture.
(4) Lease Agreements
The Company has operating and capital leases covering certain warehouse facilities, equipment, automobiles and trucks, with lapse of time as the basis for all rental payments, and with a mileage factor included in the truck leases.
     Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006, are as follows (dollars in thousands):

Year ending December 31,	Capital	Operating

2007	$779	$15,006
2008	586	14,279
2009	80	10,792
2010	30	8,300
2011	26	8,011
Later years	1	11,407

Total future minimum rental payments	$1,502	$67,795

     Total rental payments charged to expense were $13.1 million in 2006, $10.4 million in 2005 and $12.8 million in 2004.
     In July 2003, the Company sold its Los Angeles land and building for $10.5 million. Under the agreement, the Company has a ten-year lease for 59% of the property. In October 2003, the Company also sold its Kansas City land and building for $3.4 million and is leasing back approximately 68% of the property from the purchaser for ten years. These transactions are being accounted for as operating leases. The two transactions generated a total net gain of $8.5 million, which has been deferred and is being amortized to income ratably over the term of the leases. At December 31, 2006 and 2005, the remaining deferred gain of

$5.7 million and $6.0 million, respectively, is included in “Deferred gain on sale of assets” with the current portion $0.9 million and $0.9 million, respectively, included in “Accrued liabilities” in the consolidated balance sheets. The leases require the Company to pay customary operating and repair expenses and contain renewal options. The total rental expense for these leases for 2006 and 2005 was $1.4 million and $1.3 million, respectively.
(5) Pension and Postretirement Plans
Substantially all employees who meet certain requirements of age, length of service and hours worked per year are covered by Company-sponsored pension plans. These pension plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings. The Company also has a Supplemental Pension Plan, which is a non-qualified, unfunded plan. During 2005, the Company’s projected benefit obligation increased primarily due to actuarial losses resulting from the following changes in the actuarial assumptions: (a) use of an updated actuarial mortality table; (b) a change in the discount rate; and (c) a change in the expected average retirement age. The Company uses a December 31 measurement date for its plans.
     The assets of the Company-sponsored plans are maintained in a single trust account. The majority of the trust assets are invested in common stock mutual funds, insurance contracts, real estate funds and corporate bonds. The Company’s funding policy is to satisfy the minimum funding requirements of Employee Retirement Income Security Act of 1974, commonly called ERISA.
     Components of net periodic pension benefit cost for 2006, 2005 and 2004 are as follows (dollars in thousands):

	2006	2005	2004

Service cost	$3,485	$2,744	$2,377
Interest cost	7,011	6,193	5,792
Expected return on assets	(9,696)	(9,577)	(9,587)
Amortization of prior service cost	58	63	68
Amortization of actuarial loss	3,756	2,459	1,465

Net periodic pension benefit cost	$4,614	$1,882	$115

     The expected 2007 amortization of pension prior service cost and actuarial loss is less than $0.1 million and $3.2 million, respectively.
Status of the plans at December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006	2005

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$130,251	$110,327
Service cost	3,485	2,744
Interest cost	7,011	6,193
Benefit payments	(5,444)	(5,330)
Actuarial (gain) loss	(3,278)	16,317

Projected benefit obligation at end of year	$132,025	$130,251

Change in plan assets:
Fair value of plan assets at beginning of year	$118,509	$103,831
Actual return on assets	16,940	18,636
Employer contributions	372	1,372
Benefit payments	(5,444)	(5,330)

Fair value of plan assets at end of year	$130,377	$118,509

Funded status	$(1,648)	$(11,741)

Unrecognized actuarial loss		49,727
Unrecognized prior service cost		533

Net (liability) prepaid	$(1,648)	$38,519

	2006	2005

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$5,681	$41,946
Accrued liabilities	(369)	—
Pension and postretirement benefit obligations	(6,960)	(5,292)
Accumulated other comprehensive income (loss)	—	1,865

Net amount recognized	$(1,648)	$38,519

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(35,449)
Unrecognized prior service cost	(475)

Total at year-end	$(35,924)

Accumulated benefit obligations	$115,889	$112,841
For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets was $6.7 million, $5.2 million and $0.0 million, respectively, at December 31, 2006, and $6.8 million, $5.3 million and $0.0 million, respectively, at December 31, 2005.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	2006	2005

Discount rate	5.75%	5.50%
Projected annual salary increases	4.00	4.00
Expected long-term rate of return on plan assets	8.75	8.75
Measurement date	12/31/06	12/31/05
The assumptions used to determine net periodic pension benefit costs are as follows:

	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.75	9.00	9.00
Projected annual salary increases	4.00	4.00	4.00
Measurement date	12/31/05	12/31/04	12/31/03
The assumption on expected long-term rate of return on plan assets for all years was based on a building block approach. The expected long-term rate of inflation and risk premiums for the various asset categories are based on the current investment environment. General historical market returns are used in the development of the long-term expected inflation rates and risk premiums. The target allocations of assets are used to develop a composite rate of return assumption.

     The Company’s pension plan weighted average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	2006	2005

Equity securities	69.8%	67.1%
Company stock	6.0%	11.6%
Debt securities	6.5%	6.5%
Real estate	5.4%	6.7%
Other	12.3%	8.1%

	100.0%	100.0%

     The Company’s pension plan funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Board of Directors. The overall target portfolio allocation is 75% equities; 15% fixed income; and 10% real estate. Non-readily marketable investments comprise approximately 10% and 11% as of December 31, 2006 and 2005, respectively. Within the equity allocation, the style distribution is 30% value; 30% growth; 15% small cap growth; 15% international; and 10% company stock. These funds’ conformance with style profiles and performance is monitored regularly by the Company’s investment advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from target by 5% or more. The investment advisor makes quarterly reports to management and the Human Resource Committee of the Board of Directors.
     The estimated future pension benefit payments are (dollars in thousands) :

2007	$5,892
2008	6,033
2009	6,273
2010	6,608
2011	6,854
2012 — 2016	41,337
     The Company has profit sharing plans for the benefit of salaried and other eligible employees (including officers). The Company’s profit sharing plans include features under Section 401(k) of the Internal Revenue Code. The plans include a provision whereby the Company partially matches employee contributions up to a maximum of 6% of the employees’ salary. The plans also include a supplemental contribution feature whereby a Company contribution would be made to all eligible employees upon achievement of specific return on investment goals as defined by the plan.
     The Company also has a management incentive plan for the benefit of its officers and key employees, which is not a retirement plan. Incentives are paid to line managers based on performance against objectives for their respective operating units. Incentives are paid to corporate officers on the basis of total Company performance against objectives. Amounts accrued and expensed under each plan are included as part of accrued payroll and employee benefits at each respective year-end. The amounts expensed are summarized below (dollars in thousands):

	2006	2005	2004

Profit sharing and 401(k)	$3,977	$4,077	$788

Management incentive	$4,226	$4,261	$3,722

     The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.

     Components of net periodic postretirement benefit costs for 2006, 2005 and 2004 were as follows (dollars in thousands):

	2006	2005	2004

Service cost	$186	$138	$116
Interest cost	213	179	152
Amortization of prior service cost	47	47	47
Amortization of actuarial loss (gain)	27	—	(9)

Net periodic postretirement benefit cost	$473	$364	$306

The expected 2007 amortization of postretirement prior service cost and actuarial gain are each less than $0.1 million.
The status of the postretirement benefit plans at December 31, 2006 and 2005 were as follows (dollars in thousands):

	2006	2005

Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$3,928	$3,201
Service cost	186	138
Interest cost	213	179
Benefit payments	(86)	(90)
Actuarial loss (gains)	(374)	500

Accumulated postretirement benefit obligation at end of year	$3,867	$3,928

Unrecognized prior service cost		$(219)
Unrecognized actuarial (gain) loss		(515)

Net liability	$3,867	$3,194

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$190	$—
Pension and postretirement benefit obligations	3,677	3,194

Net amount recognized	$3,867	$3,194

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(115)
Unrecognized prior service cost	(171)

Total at year-end	$(286)

     Future benefit costs were estimated assuming medical costs would increase at a 5.50% annual rate for 2006. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2006 by $0.3 million with no significant effect on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2006 by $0.2 million with no significant effect on the annual periodic postretirement benefit cost. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% in 2006 and 5.50% in 2005. The weighted average discount rate used in determining net periodic postretirement benefit costs were 5.5% in 2006, 5.75% in 2005 and 6.0% in 2004.

(6) Joint Venture
Kreher Steel Co. is a 50% owned joint venture of the Company. It is a Midwestern U.S. metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars.
The following information summarizes the Company’s participation in the joint venture (dollars in millions):

For the Years Ended December 31,	2006	2005	2004

Equity in earnings of joint venture	$4.3	$4.3	$5.2
Investment in joint venture	13.6	10.8	8.5
Sales to joint venture	0.6	0.3	0.2
Purchases from joint venture	0.1	0.2	0.6
Summarized financial data for this joint venture is as follows (dollars in millions):

For the Years Ended December 31,	2006	2005	2004

Revenues	$131.0	$130.9	$133.1
Net income	8.6	8.6	10.7
Current assets	41.4	40.0	52.3
Non-current assets	12.7	9.9	10.4
Current liabilities	22.9	25.9	42.9
Non-current liabilities	3.6	1.7	2.2
Members’ equity	27.6	22.3	17.7
Capital expenditures	1.1	0.8	0.6
Depreciation	1.0	1.0	1.0
(7) Income Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006	2005

Deferred tax liabilities:
Depreciation	$7,950	$9,151
Inventory	20,623	4,952
Pension	—	14,366
Intangibles and goodwill	29,739	2,800
Other, net	—	(2,164)

Total deferred tax liabilities	$58,312	$29,105

Deferred tax assets:
Postretirement benefits	$1,431	$1,288
Deferred compensation	2,320	—
Deferred gain	3,108	3,469
Impairment and special charges	1,218	1,227
Pension	755	—
Other, net	1,359	—

Total deferred tax assets	$10,191	$5,984

Net deferred tax liabilities	$48,121	$23,121

Income tax expense (benefit) comprises (dollars in thousands):

			2006	2005	2004

Federal	-	current	$21,701	$23,652	$961
	-	deferred	4,443	(4,639)	5,975
State	-	current	3,914	242	1,002
	-	deferred	(123)	2,144	797
Foreign	-	current	3,178	1,343	2,259
	-	deferred	217	449	300

			$33,330	$23,191	$11,294

The following table reconciles our income tax expense at the U.S. federal income tax rate of 35% to income tax expense as recorded (dollars in thousands):

	2006	2005	2004

Federal income tax at statutory rates	$29,456	$20,229	$7,529
State income taxes, net of Federal income tax benefits	2,412	1,551	937
Federal and State income tax on joint ventures	1,672	1,687	2,046
Other	(210)	(276)	782

Income tax expense	$33,330	$23,191	$11,294

Effective income tax expense rate	39.6%	40.1%	52.5%

The following table provides our income (loss) before income taxes and equity in income of joint venture generated by our U.S. and non-U.S. operations (dollars in thousands):

	2006	2005	2004

U.S	$74,226	$51,236	$14,986
Non-U.S.	9,937	6,562	6,526

	$84,163	$57,798	$21,512

(8) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill were as follows (dollars in thousands):

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2005	$19,228	$12,973	$32,201
Currency valuation	21	—	21

Balance as of December 31, 2005	$19,249	$12,973	$32,222

Transtar acquisition (see Note 2)	69,564	—	69,564
Currency valuation	(3)	—	(3)

Balance as of December 31, 2006	$88,810	$12,973	$101,783

     There was no impairment of goodwill or other intangible assets during the years ended December 31, 2006, 2005 and 2004.

     The following summarizes the components of intangible assets at December 31, 2006 (dollars in thousands):

	Gross Carrying	Accumulated
Amortized Intangible Assets	Amount	Amortization

Customer Relationships	$66,851	$2,061
Non-Compete Agreements	1,557	178

Total	$68,408	$2,239

The weighted-average amortization period is 10.8 years, 11 years for customer contracts and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisition of Transtar on September 5, 2006.
For the year ended December 31, 2006, the aggregate amortization expense was $2.2 million.
The following is a summary of the estimated aggregate amortization expense for each of the next five years (dollars in thousands):

2007	$6,604
2008	6,604
2009	6,441
2010	6,081
2011	6,070
(9) Debt
Short-term and long-term debt consisted of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

SHORT-TERM DEBT
U.S. Revolver (a)	$108,000	$—
Mexico	1,863	—
Transtar	1,383	—
Trade acceptances (c)	12,015	—

Total short-term debt	123,261	—

LONG-TERM DEBT
U.S. Term Loan due in scheduled installments from 2006 through 2011 at a 7.25% weighted average rate (a)	28,500	—
6.76% (6.26% prior to December 2006) insurance company loan due, in scheduled installments from 2006 through 2015 (b)	69,283	75,000

Industrial development revenue bonds at a 4.55% weighted average rate, due in varying amounts through 2009 (d)	3,600	3,600
Other, primarily capital leases	1,502	1,460

Total long-term debt	102,885	80,060
Less-current portion	(12,834)	(6,233)

Total long-term portion	90,051	73,827

TOTAL SHORT-TERM AND LONG-TERM DEBT	$226,146	$80,060

(a)	On September 5, 2006 the Company and its Canadian subsidiary entered into a $210.0 million five-year secured Amended and Restated Credit Agreement (the “Amended Senior Credit Facility”) with its lending syndicate. The Amended Senior Credit Facility amended the Company’s and the Canadian Subsidiary’s outstanding senior credit facility that had originally been entered into in July 2005 (the “2005 Revolver”).

The Amended Senior Credit Facility provides for (i) a $170.0 million revolving loan (the ”U.S. Revolver”) to be drawn on by the Company from time to time, (ii) a $30.0 million term loan ( the “U.S. Term Loan” and with the U.S. Revolver, the “U.S. Facility”), and (iii) a Cdn. $11.1 million revolving loan (approximately $9.9 million in U.S. dollars), (the “Canadian Revolver”) to be drawn on by the Company’s Canadian subsidiary from time to time. The Canadian Revolver can be drawn in either U.S. dollars or Canadian dollars. The revolving loans and term loan will mature in 2011.

The U.S. Facility is guaranteed by the material domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries. The obligations of the Company rank pari passu in right of payment with the Company’s long-term notes. The U.S. Facility provides for a swing line sub-facility in an aggregate amount up to $15.0 million and for a letter of credit sub-facility providing for the issuance of letters of credit up to $15.0 million. Depending on the type of borrowing selected by the Company, the applicable interest rate for loans under the U.S. Facility is calculated as a per annum rate equal to (i) LIBOR plus a variable margin or (ii) “Base Rate”, which is the greater of the U.S. prime rate or the federal funds effective rate plus 0.5%, plus a variable margin. The margin on LIBOR and Base Rate loans may fall or rise as set forth on a grid depending on the Company’s debt-to-capital ratio as calculated on a quarterly basis. As of December 31, 2006 the Company’s weighted average interest rate was 7.19%.

The Canadian Revolver is guaranteed by the Company and is secured by substantially all of the assets of the Canadian subsidiary. The Canadian Revolver provides for a letter of credit sub-facility providing for the issuance of letters of credit in an aggregate amount of up to Cdn. $2.0 million. Depending on the type of borrowing selected by the Canadian subsidiary, the applicable interest rate for loans under the Canadian Revolver is calculated as a per annum rate equal to (i) for loans drawn in U.S. dollars, the rate plus a variable margin is the same as the U.S. Facility and (ii) for loans drawn in Canadian dollars, the applicable CDOR rate for banker’s acceptances of the applicable face value and tenor or the greater of (a) the Canadian prime rate or (b) the one-month CDOR rate plus 0.5%. The margin on the loans drawn under the Canadian Revolver may fall or rise as set forth on a grid depending on the Company’s debt-to-total capital ratio as calculated on a quarterly basis. As of December 31, 2006 there were no outstanding borrowings under the Canadian Revolver.

The U.S. Facility and the Canadian Revolver are each an asset-based loan with a borrowing base that fluctuates primarily with the Company’s and the Canadian subsidiary’s receivable and inventory levels. The covenants contained in the Amended Senior Credit Facility, including financial covenants, match those set forth in the Company’s long-term note agreements. These covenants limit certain matters, including the incurrence of liens, the sale of assets, and mergers and consolidations, and include a maximum debt-to-working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. There is also a provision to release liens on the assets of the Company and all of its subsidiaries should the Company achieve an investment grade credit rating. The Company was in compliance with all debt covenants at December 31, 2006.

The Company used the proceeds from the $30.0 million U.S. Term Loan and drew $117.0 million of the amount available under the U.S. Revolver along with cash on hand to finance the acquisition of Transtar (see Note 2 to the consolidated financial statements).

In conjunction with the aforementioned acquisition, the Company assumed $0.7 million of foreign short-term bank debt and $0.6 million of capital lease obligations. As of December 31, 2006 the Company had $3.3 million outstanding in foreign debt.

In 2005, the Company used proceeds available under the U.S. Revolver to repay in full and terminate its former accounts receivable securitization facility, and the Canadian Revolver to repay in full the Canadian subsidiary’s then existing revolving credit agreement with a Canadian bank.

(b)	On November 17, 2005, the Company entered into a ten year note agreement with an insurance company and its affiliate pursuant to which the Company issued and sold $75 million aggregate principal amount of the Company’s 6.26% senior secured notes due in scheduled installments through November 17, 2015 (the “Notes”). Interest on the Notes accrued at the rate of 6.26% annually, payable semi-annually beginning on May 15, 2006. Per the agreement, the interest rate on the Notes increased by 0.5% per annum to 6.76% on December 1, 2006. This rate will remain in effect until the Company achieves an investment grade credit rating on its senior indebtedness, at which time the interest rate on the Notes reverts back to 6.26%.

The Company’s annual debt service requirements under the Notes, including annual interest payments, will equal approximately $10.2 to $10.7 million per year. The Notes may not be prepaid without a premium.

The Notes are senior secured obligations of the Company and are pari passu in right of payment with the Company’s other senior secured obligations, including the Amended Senior Credit Facility. The notes are secured, on an equal and ratable basis with the Company’s obligations under the Amended Senior Credit Facility, by first priority liens on all of the Company’s and its material U.S. subsidiaries’ material assets and a pledge of all of the Company’s equity interests in certain of its subsidiaries. The Notes are guaranteed by all of the Company’s material U.S. subsidiaries.

The covenants and events of default contained in the note agreement, including the financial covenants, are substantially the same as those contained in the Amended Senior Credit Facility. The events of default include the failure to pay principal or interest on the Notes when due, failure to comply with covenants and other agreements contained in the note agreement, defaults under other material debt instruments of the Company or its subsidiaries, certain judgments against the Company or its subsidiaries or events of bankruptcy involving the Company or its subsidiaries, the failure of the guarantees or security documents to be in full force and effect or a default under those agreements, or the Company’s entry into a receivables securitization facility. Upon the occurrence of an event of default, the Company’s obligations under the Notes may be accelerated.

The Company used the proceeds of the Notes, together with cash on hand, to prepay in full all of its obligations under its former long-term senior secured notes.

c)	At December 31, 2006, the Company had $12.0 million in outstanding Trade Acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 6.88%.

d)	The industrial revenue bonds are based on an adjustable rate bond structure and are backed by a letter of credit.
     Aggregate annual principal payments required on the Company’s long-term debt are as follows (dollars in thousands):

Year ending December 31,

2007	$12,834
2008	12,998
2009	16,470
2010	13,220
2011	12,140
2012 and beyond	35,223

Total debt	$102,885

     Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $1.1 million in 2006, $0.3 million in 2005 and $0.2 million in 2004.

     The fair value of the Company’s fixed rate debt as of December 31, 2006, including current maturities, was estimated to be $68.8 million compared to a carrying value of $69.3 million.
(10) Share-based Compensation
The Company maintains long-term stock incentive and stock option plans for the benefit of officers, directors and key management employees. The 1995 Directors Stock Option Plan authorizes the issuance of up to 187,500 shares; the 1996 Restricted Stock and Stock Option Plan authorizes 937,500 shares; the 2000 Restricted Stock and Stock Option Plan authorizes 1,200,000 shares and the 2004 Restricted Stock, Stock Option and Equity Compensation Plan authorizes 1,350,000 shares for use under these plans (collectively, the “Plans”). The Company accounts for its share-based compensation programs by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period in accordance with SFAS No. 123R. The compensation cost that has been charged against income for the Plans was $1.2 million, $1.4 million and $1.6 million for 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0.5 million, $0.4 million and $0.5 million for 2006, 2005 and 2004, respectively.
     The Company also has a Director’s Deferred Compensation Plan for directors who are not officers of the Company. Under this plan, directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement or death, and is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and represent a liability award which is re-measured at fair value at each reporting date. As of December 31, 2006, an aggregate 22,115 common share equivalent units are included in the director accounts. Compensation expense related to the fair value re-measurement associated with this plan, was approximately $0.1 million at December 31, 2006 and $0.6 million in each of the years ended December 31, 2005 and 2004.
     In 2005, the Company established the 2005 Performance Stock Equity Plan (the “Performance Plan”) pursuant to the terms of the Company’s 2004 Restricted Stock, Stock Option and Equity Compensation Plan, which is a shareholder-approved plan. In 2005, the Company granted selected executives and other key employees stock awards, the shares for which will be distributed in 2008 contingent upon meeting company-wide performance goals over the 2005-2007 performance period. The performance goals are three-year cumulative net income and average return on total capital for the same three year period. Final award vesting and distribution will be determined by the Company’s actual performance versus the target goals, with partial awards for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target if the maximum goals are met or exceeded. Individuals to whom performance shares have been granted must be employed by the Company at the end of the performance period (December 31, 2007) or the award will be forfeited, unless the termination of employment was due to death, disability or retirement. The number of stock awards granted in 2006 was 47,750, and the number of shares which could potentially be awarded under the Performance Plan for these awards cannot exceed 95,500. In 2006, 73,569 stock awards granted under the Performance Plan were forfeited. Compensation cost recognized during 2006 and 2005 related to the Performance Plan was $3.2 million and $2.1 million, respectively, and assumes performance goals will be achieved. At December 31, 2006, the total unrecognized compensation cost related to non-vested Performance Plan awards granted is $3.2 million which is expected to be recognized in 2007. If the performance goals are not met, no compensation cost would be recognized and any previously recognized compensation cost would be reversed.
     In 2004 and 2005, option grants were made only to non-employee directors. Commencing in 2006, restricted stock is granted to all non-employee directors in lieu of stock options. It is the Company’s intention to use the Performance Plan as its long term incentive compensation method for executives and other key employees, rather than annual stock option grants, although stock option grants may be made in the future in certain circumstances when deemed appropriate by management and the Board of Directors.
     The Company’s stock options have been granted with an exercise price equal to the market price of the Company’s stock on the date of the grant and have a contractual life of 10 years. Options and restricted stock grants generally vest in one to five years for executive and employee option grants and one year for options and restricted stock grants granted to directors. The

Company generally issues new shares upon share option exercise. A summary of the stock option and restricted stock (non-performance based) activity under the Company’s share-based compensation plans is shown below:

		Weighted Average
		Exercise
	Shares	Price	Price Range

Outstanding at January 1, 2004	2,075,953	$9.73	$4.79 — 23.88
Granted	52,500	$8.52	$8.52
Forfeitures	(223,130)	$14.43	$5.21 — 23.12
Exercised	(21,637)	$5.23	$5.21 — 7.02

Outstanding at December 31, 2004	1,883,686	$9.10	$4.79 — 28.25
Granted	67,500	$14.50	$14.27 — 15.49
Forfeitures	(20,443)	$11.82	$6.39 — 15.08
Exercised	(1,281,679)	$8.97	$5.21 — 24.10

Outstanding at December 31, 2005	649,064	$9.79	$5.21 — 28.25
Granted (1)	81,684	$6.95	$0.00 — 28.40
Forfeitures	(4,000)	$28.25	$28.25
Exercised	(295,426)	$9.73	$6.39 — 11.00

Outstanding at December 31, 2006	431,322	$9.12	$5.21 — 28.40

Vested or expected to vest as of December 31, 2006	431,322	$9.12	$5.21 — 28.40

(1)	Shares granted during 2006 include 20,000 stock options at a Black-Scholes value of $16.93, 10,000 shares of restricted stock at a grant date fair value of $28.40, 37,500 shares of restricted stock at a grant date fair value of $28.34, and 14,184 shares of restricted stock at a grant date fair value of $28.20.
     As of December 31, 2006, all of the options outstanding were exercisable and had a weighted average contractual life of 6.0 years with a weighted average exercise price of $10.79. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $6.6 million, $11.5 million, and $0.1 million, respectively. The total intrinsic value of shares outstanding at December 31, 2006 is $7.0 million.
     The fair value of the non-performance based restricted stock awards is established as the stock market price on the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004

Risk free interest rate	4.72%	4.06–4.20%	4.71%
Expected dividend yield	0.85%	N/A	N/A
Expected option term	10 Yrs	10 Yrs	10 Yrs
Expected volatility	50%	50%	50%
The estimated weighted average fair value on the date granted based on the above assumptions	$16.93	$9.45	$5.67
     As of December 31, 2006, there was no unrecognized compensation cost related to non-vested stock-option compensation arrangements granted under the Plans. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.4 million and $1.6 million, respectively.
     A summary of the Company’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

		Weighted-Average
	Actual	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2006	194,000	$5.39
Granted (a)	81,684	$24.40
Less vested shares	214,000	$6.47

Non-vested at December 31, 2006	61,684	$26.82

(a)	Includes 61,684 shares of restricted stock
(11) Preferred Stock
In November 2002, the Company’s largest stockholder purchased through a private placement $12.0 million of eight-percent cumulative convertible preferred stock. The initial conversion price of the preferred stock is $6.69 per share. At the time of the purchase, the shareholder, on an as-converted basis, increased its holdings and voting power in the Company by approximately 5%. The terms of the preferred stock include: the participation in any dividends on the common stock, subject to a minimum eight-percent dividend; voting rights on an as-converted basis and customary anti-dilution and preemptive rights.
     Beginning November 12, 2007, the Company can require the conversion of the preferred stock into the applicable number of shares of the Company’s common stock whenever the market price of the common stock equals or exceeds 200% of the conversion price of $6.69 or $13.38 per share.
(12) Commitments and Contingent Liabilities
As of December 31, 2006 the Company had $5.3 million of irrevocable letters of credit outstanding, $1.7 million of which is for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier. The remaining $3.6 million is in support of the outstanding industrial revenue bonds (see Note 9 to the consolidated financial statements).
(13) Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) as reported in the consolidated balance sheets as of December 31, 2006 and 2005 was comprised of the following (dollars in thousands):

	2006	2005

Foreign currency translation gains	$3,569	$3,503
Minimum pension liability adjustments, net of tax	—	(1,133)
Unrecognized pension and postretirement benefit costs, net of tax	(22,073)	—

Total accumulated other comprehensive income (loss)	$(18,504)	$2,370

     Upon the adoption of SFAS No. 158, the concept of minimum pension liability no longer exists. Accordingly, the minimum pension liability, net of tax, as of December 31, 2006 of $(0.8) million is comprised of $(1.1) million from 2005, and the $0.3 million 2006 minimum pension liability adjustment which are both included in unrecognized pension and postretirement benefit costs as of December 31, 2006. The amount of the pension adjustment to initially apply SFAS No. 158, net of tax, is $21.3 million.

     (14) Selected Quarterly Data (Unaudited) (dollars in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Net sales	$279,193	$275,607	$300,809	$321,991
Gross profit (a)	51,024	48,728	52,675	49,440
Net income	16,049	14,357	15,492	9,221
Preferred dividends	242	244	235	242
Net income applicable to common stock	15,807	14,113	15,257	8,979
Basic earnings per share	$0.95	$0.83	$0.82	$0.49
Diluted earnings per share	$0.86	$0.76	$0.82	$0.47
Common stock dividends declared per share	$0.06	$0.06	$0.06	$0.06

2005
Net sales	$246,203	$250,967	$234,551	$227,257
Gross profit (a)	44,262	45,897	40,470	33,396
Net income	11,770	13,485	10,317	3,337
Preferred dividends	240	240	240	241
Net income applicable to common stock	11,530	13,245	10,077	3,096
Basic earnings per share	$0.73	$0.83	$0.63	$0.19
Diluted earnings per share	$0.65	$0.73	$0.56	$0.18

(a)	Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.
     The Company reinstituted payment of cash dividends on its common stock in January 2006.
     Fourth quarter 2005 includes charges for the loss on extinguishment of debt of $4.9 million. Also in the fourth quarter of 2006 and 2005, the Company recorded a $5.1 million and $4.0 million unfavorable LIFO charge (LIFO less FIFO inventory revaluation), respectively.
     Fourth quarter 2006 includes approximately $0.7 million in tax benefits, principally contingency reserve reversals, recorded in connection with the completion of an IRS audit and the impact of changes in certain state tax laws.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A. M. Castle & Co.
Franklin Park, Illinois
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP DELOITTE & TOUCHE LLP

Chicago, Illinois
March 20, 2007

MANAGEMENT’S ASSESSMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 rule 240.13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
     The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control — Integrated Framework.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2006.
     During the fiscal year ended December 31, 2006, the Company completed a significant acquisition. On September 5, 2006, the Company acquired Transtar Intermediate Holdings #2, Inc. (“Transtar”) , whose financial statements constitute one percent and 38 percent of net and total assets, respectively, seven percent of net sales, and four percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. In accordance with SEC regulations, management has elected to exclude Transtar from its 2006 assessment of and report on internal control over financial reporting.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A. M. Castle & Co.
Franklin Park, Illinois
We have audited management’s assessment, included in the accompanying Management’s Assessment on Internal Control Over Financial Reporting, that A. M. Castle & Co. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Assessment on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Transtar Intermediate Holdings #2, Inc. (“Transtar”), which was acquired on September 5, 2006 and whose financial statements constitute one percent and 38 percent of net and total assets, respectively, seven percent of net sales, and four percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Transtar. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 20, 2007 expressed an unqualified opinion on those financial statements and accompanying financial statement schedule and included an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans effective December 31, 2006.

/s/ Deloitte & Touche LLP DELOITTE & TOUCHE LLP

Chicago, Illinois
March 20, 2007

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A — Controls & Procedures
Disclosure Controls and Procedures
     A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
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
Change in Internal Control Over Financial Reporting
     In the fourth quarter of 2006, the Company implemented changes in its internal control over financial reporting in response to the deficiencies identified in 2005.
     To remediate deficiencies in the accounting close and reporting process, the Company engaged a consulting firm to document its financial close process and recommend changes, which were implemented in the fourth quarter of 2006. To improve its internal capabilities for tax accounting, new software has been purchased and is being implemented for the tax provision calculations and tracking. To remediate deficiencies in complex accounting issues, the Company has engaged outside service providers and utilized these resources to aide in the purchase accounting associated with the Transtar acquisition. In late 2006, the Company created and filled, with an outside temporary hire who subsequently joined the Company in April 2007, the position of Director of Financial Reporting to enhance its in-house SEC and GAAP compliance expertise and oversight of the Company’s financial reporting. Management will also continue to use additional external and/or internal accounting resources to assist with the identification and proper application of generally accepted accounting principles in recording complex transactions. The Company is in the process of reviewing and documenting the internal control structure of Transtar and, if necessary, will make appropriate changes to Transtar’s internal control over financial reporting.

Item 9B — Other Information
     None
PART III
ITEM 10 — Directors and Executive Officers of the Registrant
Corporate Officers of The Registrant

Name and Title	Age	Business Experience
Michael H. Goldberg President & Chief Executive Officer	53	Mr. Goldberg was elected President and Chief Executive Officer on January 26, 2006. Prior to joining the Registrant he was Executive Vice President of Integris Metals (an aluminum and metals service center) from November 2001 to January 2005. From August 1998 to November 2001 Mr. Goldberg was Executive Vice President of North American metals Distribution Group a division of Rio Algom LTD.

Stephen V. Hooks Executive Vice President President — Castle Metals	55	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President – Midwest Region in 1993, Vice President — Merchandising in 1998 Senior Vice President–Sales & Merchandising in 2002 and Executive Vice President of the Registrant and Chief Operating Officer of Castle Metals in January 2004. In 2005 Mr. Hooks was appointed President of Castle Metals

Lawrence A. Boik Vice President Chief Financial Officer and Treasurer	47	Mr. Boik began his employment with the registrant in September 2003 and was appointed to the position of Vice President-Controller, Treasurer as well as Chief Accounting Officer. In October 2004, he was named to the position of Vice President-Finance, Chief Financial Officer and Treasurer. Formerly he served as the CFO of Meridan Rail from January 2002 to September 2003. Prior employment included Vice President-Controller of ABC-NACO since July 2000, and Assistant Corporate Controller of US Can Co. back to October 1997.

Paul J. Winsauer Vice President - Human Resources	55	Mr. Winsauer began his employment with the registrant in 1981. In 1996, he was elected to the position of Vice- President — Human Resources.

Jerry M. Aufox Secretary and Corporate Counsel	64	Mr. Aufox began his employment with the registrant in 1977. In 1985 he was elected to the position of Secretary and Corporate Counsel. He is responsible for all legal affairs of the registrant.

Henry J. Veith Controller and Chief Accounting Officer	53	Mr. Veith began his employment with the registrant in October 2004 and was appointed to the position of Controller and Chief Accounting Officer. Formerly he served as the Controller of Meridan Rail from July 2002 to February 2004. Prior employment included Controller of Tinplate Partners From February 2001 to July 2002 and Director of Information Technology at U.S. Can Co. back to September 1996.

Metals Segment Officers of the Registrant

Name and Title	Age	Business Experience
Castle Metals
Albert J. Biemer, III Vice President — Supply Chain	45	Mr. Biemer began his employment with the registrant in 2001 and was elected Vice President – Supply Chain. Formerly with CSC, Ltd. as Vice President, Logistics in 2000 and Carpenter Technology Corporation from 1997 to 2000.

Kevin Coughlin Vice President — Operations	56	Mr. Coughlin began his employment with the registrant in 2005 and was appointed to the position of Vice President-Operations. Prior to joining the Registrant he was Director of Commercial Vehicle Electronics and Automotive Starter Motor Groups for Robert Bosch-North America from 2001 to 2004 and Vice President of Logistics and Services for the Skill-Bosch Power Tool Company from 1997 to 2000.

J. Michael Coulson Vice President — Global Solutions	49	Mr. Coulson began his employment with the registrant in 1979. He was appointed District Manager in 1991, Midwest Region Manager in 2003, Vice President and Regional Manager in 2005 and in 2006 was appointed to the position of Vice President – Global Solutions.

Robert R. Hudson Vice President – Procurement	51	Mr. Hudson began his employment with the registrant in 2002 and was appointed to the position of Vice President –Tubular Products. In 2003 he was given the added responsibilities of plate products and Strategic Account Development. In 2006 Mr. Hudson was appointed to the position of Vice President Procurement. Formerly he was with U.S. Food Service as a division President from 2000 to 2002 and Ispat International NV from 1983 to 2000.

Tim N. Lafontaine Vice President — Marketing	53	Mr. Lafontaine began his employment with the registrant in 1975, and was elected Vice President — Alloy Products in 1998. In 2006 Mr. Lafontaine was appointed to the position of Vice President – Marketing.

Blain A. Tiffany Vice President — Sales	48	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003, Vice President – Regional Manager in 2005 and in 2006 was appointed to the Position of Vice President – Sales.

Metals Express

Paul A. Lisius Vice President and General Manager Metal Express, LLC	58	Mr. Lisius began his employment with the registrant in 2001 and was appointed to the position of Controller, Metal Express, LLC. In 2004 he was elected to the position of Vice President and General Manager, Metal Express, LLC.

Transtar Metals

Steven Scheinkman President Transtar Metals	53	Mr. Scheinkman began his employment with the registrant in September of 2006 upon the acquisition of Transtar. From 1999 to 2006, he was the President and Chief Executive Officer of Transtar Metals (and its predecessors). Mr. Scheinkman’s prior experience includes serving as the President, Chief Operating Officer, and Chief Financial Officer of Macsteel Service Centers USA (formerly known as Ferro Union) from 1982 to 1999.

Plastics Segment Officer of the Registrant

Name and Title	Age	Business Experience
Total Plastics, Inc.
Thomas L. Garrett President Total Plastics, Inc.	44	Mr. Garrett began his employment with the registrant in 1988 and was appointed to the position of controller of Total Plastics, Inc.. He was elected to the position of Vice President, Total Plastics, Inc. in 1996 and President, Total Plastics, Inc. in 2001.
     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 23, 2007 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Information Concerning Nominees for Directors” and “Meetings and Committees of the Board” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 23, 2007, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Management Remuneration” and is hereby incorporated by this specific reference.

     The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2006, with the cumulative total return of the Standard and Poor’s S & P 500 Index and to a peer group of metals distributors. The comparison in the graph assumes the investment of $100 on December 31, 2001. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested in our common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A.M. Castle & Co., The S & P 500 Index
And A Peer Group

*	$100 invested on 12/31/01 in stock or index including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06

A. M. Castle & Co.	100.00	55.49	89.02	145.61	266.34	312.75
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group*	100.00	82.98	131.38	176.47	257.94	310.39

*	Peer Group consists of 1) Olympic Steel, Inc., 2) Reliance Steel & Aluminum Co., 3) Ryerson Inc. and 4) Central Steel & Wire Company.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 2, Form 10-K, has been included in the Definitive Proxy Statement dated March 23, 2007, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Information Concerning Nominees for Directors” and “Stock Ownership of Certain Beneficial Owners and Management” is hereby incorporated by this specific reference.
     Other than the information provided above, Part III has been omitted pursuant to General Instruction G for Form 10-K and Rule 12b-23 since the Company will file a Definitive Proxy Statement not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A, which involves the election of Directors.
Equity Plan Disclosures:
The following table includes information regarding the Company’s equity compensation plans:

	(a)			(b)		(c)
						Number of securities remaining
	Number of securities to			Weighted-average		available for future issuances
	be issued upon exercise			exercise price of		under equity compensation
	of outstanding options,			outstanding options,		plans [excluding securities
Plan category	warrants and rights			warrants and rights		reflected in column (a)]
Equity compensation plans approved by	Options	379,638		$10.37
security holders	Performance	727,258	***	$0.00	*	935,315

Equity compensation plans not approved by security holders		—		—		—

Total		1,106,896		$3.56	*	935,315

*	Performance shares were, at the time target grants were established, valued at market price of $11.75 per share.

**	$11.28 per share if performance shares were valued at market price on grant date.

***	Represents total number of securities authorized for issuance under the Performance Plan.
ITEM 13 — Certain Relationships and Related Transactions
All information required to be filed in Part III, Item 13, Form-10K, has been included in the Definitive Proxy Statement dated March 23, 2007, filed with the Securities and Exchange Commission pursuant to Regulation 14A entitled “Related Party Transactions” is hereby incorporated by this specific reference.
ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the Definitive Proxy Statement dated March 23, 2007, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Audit Committee Report to Stockholders” is hereby incorporated by this specific reference.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
A. M. Castle & Co.
Index To Financial Statements and Schedules

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description of Exhibit

2.1	Agreement of Merger and Plan of Reorganization (1)

2.2	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. (8)

3.1	Articles of Incorporation of the Company (1)

3.2	Articles of Merger Between A. M. Castle & Co. (Delaware Corporation) and Castle Merger a Maryland Corporation Dated June 5, 2001. (1)

3.3	By-Laws of the Company

3.4	Articles Supplementary to the Company’s Articles of Incorporation creating the Company’s Series A Cumulative Convertible Preferred Stock, filed November 22, 2002 with the State Department of Assessments and Taxation of Maryland (2)

4.1	Note Agreement dated November 17, 2005 for 6.26% Senior Secured Note Due November 17, 2005 between the Company as issuer and the Prudential Insurance Company of American and Prudential Retirement Insurance and Annuity Company as Purchasers. (6)

4.2	Amendment No. 1 to Note Agreement, dated September 5, 2006, between the Company and The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company Amendment. (9)

4.3	Amended and Restated Credit Agreement, dated September 5, 2006, by and between A. M. Castle & Co. and Bank of America, N.A., as U.S. Agent, Bank of America, N.A., Canada Branch, as Canadian Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and LaSalle Business Credit, LLC as Documentation Agent. (9)

4.4	Guarantee Agreement, dated September 5, 2006, by and between the Company and the Guarantee Subsidiaries. (9)

4.5	Amended and Restated Collateral Agency and Intercreditor Agreement, dated September 5, 2006 by and among A.M. Castle & Co., Bank of America, N.A., as Collateral Agent, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company and The Northern Trust Company. (9)

4.6	Amended and Restated Security Agreement, dated September 5, 2006, among the Company and the Guarantee Subsidiaries. (9)

4.7	Guarantee Agreement, dated September 5, 2006, by and between the Company and Canadian Lenders and Bank of America, N.A. Canadian Branch, as Canadian Agent. (9)

10.1	Registration Rights Agreement, dated as of November 22, 2002 among the Company, the investors named therein (the “Investors”) and W.B. & Co, for itself, and as nominee and agent of the Investors relating to the Company’s Series A Cumulative Convertible Preferred Stock (2)

10.2	A.M. Castle & Co. 2000 Restricted Stock and Stock Option Plan (1)

Exhibit
Number	Description of Exhibit

10.3	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan (3)

10.4	Employment Agreement with Company’s President and CEO dated January 26, 2006 (10)

10.5	Change of Control Agreement with Senior Executives of the Company (4)

10.6	Management Incentive Plan* (4)

10.7	Description of Director’s Deferred Compensation Plan (7)

10.8	Employment Agreement with Company’s Chairman of the Board dated January 26, 2006 (10)

10.9	Executive Agreement with Company’s Executive Vice President dated January 26, 2006 (10)

10.10	Executive Agreement with Company’s Chief Financial Officer dated July 2, 2003 (10)

14.1	Code of Ethics for Officers and Directors of A.M. Castle & Co. (3)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Michael H. Goldberg, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Michael H. Goldberg, President and Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These agreements are considered a compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 23, 2001.

(2)	Incorporated by reference to the Form 8-K filed with the SEC on December 2, 2002.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 12, 2004.

(4)	Incorporated by reference to the Company’s Annual Report for 2004 and Form 10-K filed with the SEC dated March 16, 2005.

(5)	Incorporated by reference to the Form 8-K filed with the SEC on July 28, 2005.

(6)	Incorporated by reference to the Form 8-K filed with the SEC on November 21, 2005.

(7)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 31, 2006.

(8)	Incorporated by reference to the Form 8-K filed with the SEC on August 17, 2006.

(9)	Incorporated by reference to the Form 8-K filed with the SEC on September 8, 2006.

(10)	Incorporated by reference to the Company’s Annual Report for 2005 and Form 10-K filed with the SEC dated March 31, 2006.

SCHEDULE II
A. M. Castle & Co.
Accounts Receivable — Allowance for Doubtful Accounts
Valuation and Qualifying Accounts
For The Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004

Balance, beginning of year	$1,763	$1,760	$526

Add — Provision charged to expense	1,095	356	1,987
— Transtar allowance at date of acquisition	1,229	—	—
— Recoveries	567	173	86

Less — Uncollectible accounts charged against allowance	(1,542)	(526)	(839)

Balance, end of year	$3,112	$1,763	$1,760

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

By:	/s/ Henry J. Veith

Henry J. Veith, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

Date:	March 20, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 12th day of March, 2007.

/s/ Michael Simpson	/s/ John McCartney	/s/ John W. Puth

Michael Simpson, Director	John McCartney, Chairman of the Board and Member, Audit Committee	John W. Puth, Director Member, Audit Committee

/s/ G. Thomas McKane	/s/ William K. Hall	/s/ Patrick J. Herbert, III

G. Thomas McKane	William K. Hall	Patrick J. Herbert, III
Director	Director	Director

/s/ Michael H. Goldberg	/s/ Robert S. Hamada	/s/ Brian P. Anderson

Michael H. Goldberg, President, Chief Executive Officer and Director (Principal Executive Officer)	Robert S. Hamada Director	Brian P. Anderson. Director Chairman, Audit Committee

/s/ Thomas A Donahoe.	/s/ Ann M. Drake	/s/ Lawrence A. Boik.

Thomas A. Donahoe, Director Member, Audit Committee	Ann M. Drake Director	Lawrence A. Boik Vice President and Chief Financial Officer (Principal Financial Officer)