Form 10-Q
period 2007-03-31
CASTLE A M & CO
filed 2007-05-04
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	March 31, 2007	or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes                       No      X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.01 Par Value	17,451,272 shares
Preferred Stock, $0.01 Par Value	12,000 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

		Page
		Number
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Cash Flows	5

	Notes to Consolidated Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	17-18

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18-19

Item 6.	Exhibits	19
Certification Pursuant to Section 302 by CEO
Certification Pursuant to Section 302 by CFO
Certification Pursuant to Section 906 by CEO & CFO

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	As of
Unaudited	March 31,	Dec 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$11,453	$9,526
Accounts receivable, less allowances of $3,268 at March 31, 2007 and $3,112 at December 31, 2006	189,934	160,999
Inventories (principally on last-in, first-out basis) (latest cost higher by $142,984 at March 31, 2007 and $128,404 at December 31, 2006)	237,525	202,394
Other current assets	10,360	18,743

Total current assets	449,272	391,662
Investment in joint venture	14,152	13,577
Goodwill	101,790	101,783
Intangible assets	64,490	66,169
Prepaid pension cost	5,657	5,681
Other assets	5,955	5,850
Property, plant and equipment, at cost
Land	5,222	5,221
Building	48,927	49,017
Machinery and equipment	144,348	141,090

	198,497	195,328
Less — accumulated depreciation	(127,494)	(124,930)

	71,003	70,398

Total assets	$712,319	$655,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$152,822	$117,561
Accrued liabilities	30,825	30,152
Income taxes payable	2,748	931
Deferred income taxes — current	15,746	16,339
Short-term debt	125,749	123,261
Current portion of long-term debt	12,844	12,834

Total current liabilities	340,734	301,078

Long-term debt, less current portion	88,338	90,051
Deferred income taxes	34,341	31,782
Deferred gain on sale of assets	5,419	5,666
Pension and postretirement benefit obligations	10,948	10,636
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; 12,000 shares issued and outstanding	11,239	11,239
Common stock, $0.01 par value — authorized 30,000,000 shares; issued and outstanding 17,085,091 at March 31, 2007 and 17,085,091 at December 31, 2006	170	170
Additional paid-in capital	70,994	69,775
Retained earnings	175,194	160,625
Accumulated other comprehensive loss	(17,895)	(18,504)
Deferred unearned compensation	(1,157)	(1,392)
Treasury stock, at cost - 362,114 shares at March 31, 2007 and 362,114 shares at December 31, 2006	(6,006)	(6,006)

Total stockholders’ equity	232,539	215,907

Total liabilities and stockholders’ equity	$712,319	$655,120

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF INCOME	For The Three
(Dollars in thousands, except per share data)	Months Ended
Unaudited	March 31,
	2007	2006
Net sales	$375,351	$279,193
Costs and expenses:
Cost of materials (exclusive of depreciation)	269,450	196,100
Warehouse, processing and delivery expense	35,570	29,625
Sales, general, and administrative expense	36,394	24,885
Depreciation and amortization expense	4,896	2,444

Operating income	29,041	26,139
Interest expense, net	(4,261)	(1,087)

Income before income taxes and equity earnings of joint venture	24,780	25,052
Income taxes	(9,877)	(10,242)

Net income before equity in earnings of joint venture	14,903	14,810
Equity in earnings of joint venture	932	1,239

Net income	15,835	16,049
Preferred stock dividends	(243)	(242)

Net income applicable to common stock	$15,592	$15,807

Basic earnings per share	$0.84	$0.95

Diluted earnings per share	$0.81	$0.86

Dividends per common share paid	$0.06	$0.06

The accompanying notes are an integral part of these statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Three Months
Unaudited	Ended Mar 31,
	2007	2006

Cash flows from operating activities:
Net income	$15,835	$16,049
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,896	2,444
Amortization of deferred gain	(223)	(213)
Loss on disposal of fixed assets	1,340	—
Equity in earnings from joint venture	(932)	(1,239)
Stock compensation expense	1,454	974
Deferred tax provision	1,649	(1,117)
Excess tax benefits from stock-based payment arrangements	—	(168)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(28,859)	(26,712)
Inventories	(35,012)	(1,846)
Prepaid pension costs	827	1,058
Other current assets	2,216	(813)
Other assets	(67)	(32)
Accounts payable	32,325	10,100
Accrued liabilities	694	(2,514)
Income tax payable	8,055	4,395
Postretirement benefit obligations and other liabilities	288	252

Net cash from operating activities	4,486	618
Cash flows from investing activities:
Dividends from joint venture	358	354
Capital expenditures	(2,179)	(4,999)
Proceeds from sale of equipment	9	—

Net cash used in investing activities	(1,812)	(4,645)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	2,500	—
Repayments of long-term debt	(1,703)	(129)
Payment of debt issuance fees	(21)	—
Preferred stock dividend	(243)	(242)
Dividends paid	(1,023)	(1,004)
Exercise of stock options and other	—	479
Excess tax benefits from stock-based payment arrangements	—	168

Net cash used in financing activities	(490)	(728)
Effect of exchange rate changes on cash and cash equivalents	(257)	67
Net (decrease) increase in cash and cash equivalents	1,927	(4,688)

Cash and cash equivalents — beginning of year	$9,526	$37,392

Cash and cash equivalents — end of period	$11,453	$32,704

Supplemental disclosure of cash flows information — Cash paid during the period:
Interest	$3,009	$54

Income taxes	$1,035	$7,044

See Note 3 to the consolidated financial statements for disclosure of noncash investing activity.
The accompanying notes are an integral part of these statements

A. M. Castle & Co.
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
1.	Consolidated Financial Statements

The consolidated financial statements included herein have been prepared by A.M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Consolidated Balance Sheet at December 31, 2006 is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate and make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows and the results of operations for the periods then ended. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2007 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.

2.	New Accounting Standards – Issued Not Yet Adopted

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS No. 157 encourages entities to combine fair value information disclosed under SFAS No. 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of these statements to materially affect its consolidated financial results of operations, cash flows or its financial position.

3.	Noncash Investing Activity

The Company had noncash investing activities for the quarter ended March 31, 2007 of $2,957,000, which represented capital expenditures in accounts payable. This item is the Company’s initial payment due and payable in April 2007 to Oracle Corporation as part of the Company’s investment in its new Enterprise Resource Planning (“ERP”) technology.

4.	Earnings per share

The Company’s preferred stock participates in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards and convertible preferred stock shares, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS No. 128, the following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	For The Three Months
	Ended March 31,
	2007	2006

Numerator:
Net income	$15,835	$16,049
Preferred dividends distributed	(243)	(242)

Undistributed earnings	$15,592	$15,807

Undistributed earnings attributable to:
Common stockholders	$14,327	$15,807
Preferred stockholders, as if converted	1,265	—

Total undistributed earnings	$15,592	$15,807

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	17,048	16,633
Effect of dilutive securities:
Outstanding employee and director common stock options and restricted stock	771	322
Convertible preferred stock	1,794	1,794

Denominator for diluted earnings per share	19,613	18,749

Basic earnings per common share	$0.84	$0.95

Diluted earnings per common share	$0.81	$0.86

Outstanding employee & director common stock options and restricted and convertible preferred stock shares having no dilutive effect	30	6

5.	Debt

Short-term and long-term debt consisted of the following at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December
	2007	31, 2006

SHORT-TERM DEBT
U.S. Revolver	$108,500	$108,000
Canadian facility	509	—
Mexico	2,350	1,863
Transtar	1,627	1,383
Trade acceptances	12,763	12,015

Total short-term debt	125,749	123,261

LONG-TERM DEBT
U.S. Term Loan due in scheduled installments from 2007 through 2011	27,000	28,500
6.76% insurance company loan due in scheduled installments from 2007 through 2015	69,283	69,283
Industrial development revenue bonds due in varying amounts through 2009	3,600	3,600
Other, primarily capital leases	1,299	1,502

Total long-term debt	101,182	102,885
Less-current portion	(12,844)	(12,834)

Total long-term portion	88,338	90,051

TOTAL SHORT-TERM AND LONG-TERM DEBT	$226,931	$226,146

     In September 2006, the Company entered into a $210 million amended senior credit facility with its lending syndicate. This facility replaced the Company’s $82.0 million revolving credit facility entered into in July 2005. The amended senior credit facility provides for (i) a $170 million revolving loan to be drawn on by the company from time to time, (ii) a $30 million term loan and (iii) a Cdn. $11.1 million revolving loan (approximately $9.9 million in U.S. dollars) to be drawn on by the Company’s Canadian subsidiary from time to time. The revolving loans and term loan mature in 2011.
     Available revolving credit capacity is primarily used to fund working capital needs. As of March 31, 2007, the Company had outstanding borrowings of $108.5 million under its U.S. Revolver and had availability of $53.7 million. The Company’s Canadian subsidiary had $0.5 million in outstanding borrowings under the Canadian Revolver and availability of $9.4 million at March 31, 2007.

6.	Goodwill and Intangible Assets

Acquisition of Transtar

On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment. For more information regarding the acquisition of Transtar, refer to our 2006 Annual Report on Form 10-K.

The changes in carrying amounts of goodwill were as follows (dollars in thousands):

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2006	$88,810	$12,973	$101,783
Currency translation	7	—	7

Balance as of March 31, 2007	$88,817	$12,973	$101,790

The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test performed during the first quarter of 2007, the Company has determined that there is no impairment of goodwill.

The following summarizes the components of intangible assets at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Relationships	$66,851	$3,578	$66,851	$2,061
Non-Compete Agreements	1,557	340	1,557	178

Total	$68,408	$3,918	$68,408	$2,239

The weighted-average amortization period is 10.8 years, 11 years for customer contracts and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisition of Transtar on September 5, 2006.

For the three month period ended March 31, 2007, the aggregate amortization expense was $1.7 million. For the three month period ended March 31, 2006, the aggregate amortization expense was immaterial.

7.	Inventory

Final inventory determination under the last-in, first-out (LIFO) method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at March 31, 2007, are based solely on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.
     Current replacement cost of inventories exceeded book value by $143.0 million and $128.4 million at March 31, 2007 and December 31, 2006, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
     The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Net sales derived from consigned inventories at customer locations for 2007 was $4.3 million, or 1.1% of sales. Inventory on consignment at customers as of March 31, 2007 was $4.0 million, or 1.7%, of consolidated net inventory as reported on the Company’s consolidated balance sheets.
8.	Share-Based Compensation

The fair value of stock options granted has been estimated using the Black-Scholes option pricing model. There were no stock options granted in the first quarter of 2007. Other forms of share-based compensation have generally used the market price of the Company’s stock on the date of grant to estimate fair value.
In 2005, the Company established the 2005 Performance Stock Equity Plan (the “Performance Plan”). Under the Performance Plan, 438,448 stock awards have been granted of which 76,069 have been forfeited. In the first quarter of 2007, no awards were granted and 1,250 were forfeited in this plan. The number of shares that could potentially be issued is 724,758.

In 2007, the Company established the 2007 Long-Term Incentive Plan (the “2007 Performance Plan”), which is similar in form to the Performance Plan. Under this Plan, 82,400 restricted stock awards were granted in January 2007 and 38,100 restricted stock awards were granted in April 2007. None have been forfeited. The number of shares that could potentially be issued under this plan is 241,000. The grant date fair values range from $25.45 to $34.33. Under the 2007 Performance Plan, the shares related to the awards will be distributed in 2010 contingent upon meeting company-wide performance goals over the 2007-2009 performance period.

9.	Comprehensive Income

Comprehensive income includes net income and all other non-owner changes to equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended March 31, 2007 and 2006 (dollars in millions).

	March 31,	March 31,
	2007	2006
Net income	$15.8	$16.0
Foreign currency translation	0.1	(0.2)
Pension cost amortization, net of tax	0.5	—

Total Comprehensive Income	$16.4	$15.8

The total accumulated other comprehensive losses at March 31, 2007 and December 31, 2006 comprised (dollars in millions):

	March 31,	December 31,
	2007	2006

Foreign currency valuation	$3.7	$3.6
Unrecognized pension and postretirement benefit costs, net of tax	(21.6)	(22.1)

Total Accumulated Other Comprehensive Loss	$(17.9)	$(18.5)

10.	Segment Reporting

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

The accounting policies for all segments are described in Note 3 “Segment Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with GAAP for each of its operating segments.
     The following is the segment information for the quarters ended March 31, 2007 and 2006:

	Net	Operating	Capital	Depreciation &
(dollars in millions)	Sales	Income	Expenditures	Amortization

2007
Metals Segment	$346.6	$30.3	$1.8	$4.6
Plastics Segment	28.8	1.5	0.4	0.3
Other	—	(2.8)	—	—

Consolidated	$375.4	$29.0	$2.2	$4.9

2006
Metals Segment	$250.7	$26.5	$4.6	$2.1
Plastics Segment	28.5	1.8	0.4	0.3
Other	—	(2.2)	—	—

Consolidated	$279.2	$26.1	$5.0	$2.4

“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the Metals and Plastics segments of the Company.

The segment information for total assets at March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
(dollars in millions)	2007	2006

Metals Segment	$648.6	$593.7
Plastics Segment	49.5	47.8
Other	14.2	13.6

Consolidated	$712.3	$655.1

“Other” — The segment’s total assets consist of the Company’s investment in a joint venture.

11.	Pension and Postretirement Benefits

The following are the components of the net pension and postretirement benefit expenses (in thousands):

	For the three months ended
	March 31,
	2007	2006

Service cost	$934.5	$917.8
Interest cost	1,911.1	1,805.8
Expected return on plan	(2,520.0)	(2,423.9)
Amortization of prior service cost	26.4	26.4
Amortization of net loss	787.0	945.8

Net periodic cost	$1,139.0	$1,271.9

As of March 31, 2007 the Company has not made any cash contributions to its pension plans for this fiscal year but will continue to evaluate options for funding this plan in 2007.

12.	Commitments and Contingent Liabilities

At March 31, 2007 the Company had $5.3 million of irrevocable letters of credit outstanding, $1.7 million of which is for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier. The remaining $3.6 million is in support of the outstanding industrial revenue bonds.

13.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

The Company adopted FIN 48 on January 1, 2007. No increase in liability for unrecognized tax benefits were recorded as a result of the adoption. As of March 31, 2007, the Company has a $1.0 million liability recorded for unrecognized tax benefits of which $0.4 million would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.

The Company anticipates the amount of unrecognized tax benefits to increase $0.2 million by December 31, 2007. This increase will result in an increase in currently unrecognized tax benefits.

The Company or its subsidiaries files income tax returns in the U.S., 28 states and 5 foreign jurisdictions. The Canadian income tax returns for 2002 through 2004 are currently under audit. No material adjustments have been proposed to date. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and Notes.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (“the Company”) continued to enjoy favorable pricing for its products through the first quarter of 2007. Projected 2007 demand in the aerospace and oil and gas markets remain bullish, and general economic indicators do not currently suggest that a significant downturn in the Metals business is on the near-term horizon. Forecasted 2007 demand in the North American durable goods manufacturing sector, which is a leading economic indicator, continues to exhibit requirements above 2006 levels.
          Historically, the Company has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers to track general demand trends in its customer markets. Table 1 below shows recent PMI trends from the first quarter of 2005 through the first quarter of 2007. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table indicates, the demand trend, while down from earlier quarters, still reflected a favorable growth rate for the first quarter of 2007. The Company’s revenue growth has historically improved over these same quarters. However, first quarter 2007 volume growth for the Company on a consolidated basis, excluding Transtar, is approximately 5% less than the same quarter in 2006. The Company experienced its highest volume growth rate in the first quarter of 2006 versus any other quarter in recent years. First quarter 2007 volume, excluding Transtar, was up slightly versus each of the prior three quarters.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2005	55.7	53.2	55.8	57.2
2006	55.6	55.2	53.8	50.9
2007	50.8

Results of Operations: Year-to-Year Comparisons and Commentary
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2007 and 2006. First quarter 2007 net income included a $0.9 million after-tax charge for the write-off of the Company’s investments in information technology systems, which were under development and are included in the Company’s Metals segment reporting. During the quarter, the Company signed an agreement to purchase Oracle’s ERP system in support of its strategic growth initiative, leading to the accelerated write-off of the Company’s investment in its current systems.
Operating Results by Segment

	Quarter Ended
(dollars in millions)	March 31,		Fav/(Unfav)
	2007	2006	Fav/(Unfav)	% Change

Net Sales
Metals	$346.6	$250.7	$95.9	38.3%
Plastics	28.8	28.5	0.3	1.1

Total Net Sales	$375.4	$279.2	$96.2	34.4%

Cost of Materials
Metals	$250.0	$177.1	$72.9	41.2%
% of Metals Sales	72.1%	70.6%	(1.5)%
Plastics	19.5	19.0	0.5	2.6%
% of Plastics Sales	67.7%	66.7%	(1.0)%

Total Cost of Materials	$269.5	$196.1	$73.4	37.4%
% of Total Net Sales	71.8%	70.2%	(1.6)%

Other Operating Costs and Expenses
Metals	$66.3	$47.1	$19.2	40.8%
Plastics	7.8	7.7	0.1	1.3
Other	2.8	2.2	0.6	27.3

Total Other Operating Costs & Expense	$76.9	$57.0	$19.9	34.9%
% of Total Net Sales	20.5%	20.4%	(0.1)%

Operating Income
Metals	$30.3	$26.5	$3.8	14.3%
% of Metals Sales	8.7%	10.6%	(1.9)%
Plastics	1.5	1.8	(0.3)	(16.7)%
% of Plastics Sales	5.2%	6.3%	(1.1)%
Other	(2.8)	(2.2)	(0.6)	(27.3)%

Total Operating Income	$29.0	$26.1	$2.9	11.1%
% of Total Net Sales	7.7%	9.3%	(1.6)%

“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the Metals and Plastics segments of the Company.
Acquisition of Transtar
On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment. For more information regarding the acquisition of Transtar, refer to our 2006 Annual Report on Form 10-K. In order to present a consistent quarter-over-quarter analysis of financial condition and results of operation, the Company is herein disclosing the incremental impact of its recent acquisition.
Net Sales:
Consolidated net sales of $375.4 million increased 34.4%, or $96.2 million, versus the first quarter of 2006. Transtar added $72.8 million of net sales for the quarter and the remaining $302.6 million of net sales were $23.4 million, or 8.4%, ahead of the same quarter last year. Metals segment sales of $346.6 million were $95.9 million, or 38.3%, ahead of last year. Of the 38.3% sales increase, 29.0% was attributable to Transtar and 14.4% was attributable to increased material pricing, offset by a 5.1% decline in volume.
          Plastics segment sales of $28.8 million were $0.3 million, or approximately 1.1%, stronger than the same quarter of 2006. Volume and material pricing in the plastics segment were essentially flat versus the first quarter of 2006.
Cost of Materials
Consolidated first quarter 2007 costs of materials (exclusive of depreciation) increased $73.4 million, or 37.4%, to $269.5 million. The acquisition of Transtar contributed $50.8 million of the increase. The balance of the increase was due to higher material costs from suppliers, typically in the form of surcharges.
Other Operating Expenses and Operating Income:
Total consolidated operating expenses of $76.9 million increased $19.9 million, or 34.9%, versus the first quarter of last year on a 34.4% increase in net sales. The Transtar acquisition added $15.9 million of the increase, the systems write-off accounted for $1.4 million, and general inflation on wages, benefits and other variable expenses account for the balance of the change.
          Consolidated operating income of $29.0 million (7.7% of sales) is $2.9 million higher than the first quarter of last year largely reflecting continued top line growth.
Other Income and Expense, Income Taxes and Net Income:
Equity in earnings of joint venture of $0.9 million was $0.3 million lower than in 2006, reflecting weaker automotive industry-related sales at the Company’s joint venture, Kreher Steel.
          Financing costs, which consist primarily of interest expense, were $4.3 million in the first quarter of 2007 which was $3.2 million higher than the same period in 2006. The primary driver of higher interest expense was the Company’s increased borrowings related to the acquisition of Transtar in September 2006.
          Consolidated net income applicable to common stock was $15.6 million, or $0.81 per diluted share, in the first quarter of 2007 versus a consolidated net income applicable to common stock of $15.8 million, or $0.86 per diluted share, in the corresponding period of 2006. Transtar contributed $3.7 million to net income during the quarter. First quarter 2007 net income included a $0.9 million after-tax charge ($0.04 per diluted share) for the write-off of the Company’s prior investment in information technology systems.

Critical Accounting Policies:
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB No. 109. See Note 12 to the consolidated financial statements for more information regarding the Company’s adoption of FIN 48. There have been no other changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and the $210 million amended senior credit facility.
          Cash from operating activities in the first quarter of 2007 was $4.5 million. Working capital, excluding the current portion of long-term debt, of $121.4 million was up $18.0 million since the beginning of the year. Trade receivables of $189.9 million were up $28.9 million due to increased sales. Receivable days sales outstanding declined 4.2 days from December 31, 2006 to a level of 43.1 days reflecting strong collections during the quarter. Inventory at net book value of $237.5 million, including last-in, first-out reserves of $143.0 million, increased $35.1 million from December, 2006. Days sales in inventory of 121.7 days reflects higher receipts of nickel and aluminum materials in the first quarter.
          Available revolving credit capacity is primarily used to fund working capital needs. As of March 31, 2007, the Company had outstanding borrowings of $108.5 million under its U.S. Revolver and had availability of $53.7 million. The Company’s Canadian subsidiary had $0.5 million in outstanding borrowings under the Canadian Revolver and availability of $9.4 million at March 31, 2007.
          The Company paid a cash dividend to its shareholders of $0.06 per common share, or $1.0 million, during the first quarter of 2007. The Company also paid $0.2 million in preferred stock dividends during the first quarter of 2007. Capital expenditures in the first quarter of 2007 were $2.2 million, reflecting typical equipment replacement and upgrades. Despite increased working capital levels, the Company reduced its debt, net of cash position, by $1.1 million since the beginning of the year.
          The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next few years are summarized below (dollars in thousands):

Year ending December 31,

2007 (for the nine months April 1, 2007 to December 31, 2007)	$11,131
2008	12,998
2009	16,470
2010	13,220
2011	12,140
2012 and beyond	35,223

Total debt	$101,182

          As of March 31, 2007, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement.
          Current business conditions lead management to believe it will be able to generate sufficient cash from operations and ongoing working capital management to fund its ongoing capital expenditure programs and meet its debt obligations.

Commitments and Contingencies
At March 31, 2007 the Company had $5.3 million of irrevocable letters of credit outstanding, $1.7 million of which were for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier. The remaining $3.6 million was in support of the outstanding industrial revenue bonds.
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
          There have been no significant or material changes to such risks since December 31, 2006. Refer to Item 7a in our Annual Report on Form 10-K filed for the year ended December 31, 2006 for further discussion of such risks.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934) as of the end of the period covered by this report.
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
          In its Annual Report on Form 10-K for the year ended December 31, 2006, the Company reported that, based upon their review and evaluation, the Company’s disclosure controls and procedures were effective as of December 31, 2006.
          As part of its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and in accordance with the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

(b) Changes in Internal Controls
          There was no change in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          During the quarter, the Company signed an agreement to purchase Oracle’s ERP system in support of its strategic growth initiative. While no changes have been made to our internal control over financial reporting at this time, we will continue to review our internal control over financial reporting as the ERP system is implemented within the Company. Additionally, the Company is in the process of reviewing and documenting the internal control structure of Transtar and, if necessary, will make appropriate changes to Transtar’s internal control over financial reporting.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There were no material legal proceedings other than the ordinary routine litigation incidental to the business of the Company.

Item 1A.	Risk Factors

During the quarter there were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
			(c) Total Number	Number (or
			of Shares (or	Approximate
			Units) Purchased	Dollar Value) of
	(a) Total Number	(b) Average	as Part of	Shares (or Units)
	of Shares (or	Price Paid per	Publicly	that May Yet Be
Period	Units) Purchased	Share (or Unit)	Announced	Purchased
			Plans or	(Under the Plans
			Programs	or Programs)

January 1 – January 31	—	—	—	—

February 1 – February 28	—	—	—	—

March 1 – March 31	—	—	—	—

Total	—	—	—	—

Item 6.	Exhibits

Exhibit 31.1 Certification Pursuant to Section 302 by CEO Exhibit 31.2 Certification Pursuant to Section 302 by CFO Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

Date: May 4, 2007	By:	/s/ Henry J. Veith

Henry J. Veith

Controller
(Mr. Veith is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)