Form 10-Q
period 2007-06-30
CASTLE A M & CO
filed 2007-08-03
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	June 30, 2007	or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes                       No      X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $0.01 Par Value	22,037,535 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)	As of
Unaudited	June 30,	Dec 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$13,064	$9,526
Accounts receivable, less allowances of $3,184 at June 30, 2007 and $3,112 at December 31, 2006	187,397	160,999
Inventories (principally on last-in, first-out basis) (latest cost higher by $161,591 at June 30, 2007 and $128,404 at December 31, 2006)	247,313	202,394
Other current assets	16,940	18,743

Total current assets	464,714	391,662
Investment in joint venture	15,223	13,577
Goodwill	101,848	101,783
Intangible assets	62,881	66,169
Prepaid pension cost	5,632	5,681
Other assets	5,564	5,850
Property, plant and equipment, at cost
Land	5,226	5,221
Building	48,944	49,017
Machinery and equipment	147,767	141,090

	201,937	195,328
Less — accumulated depreciation	(131,249)	(124,930)

	70,688	70,398

Total assets	$726,550	$655,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$123,726	$117,561
Accrued liabilities	29,689	30,152
Income taxes payable	—	931
Deferred income taxes — current	18,516	16,339
Short-term debt	83,840	123,261
Current portion of long-term debt	6,823	12,834

Total current liabilities	262,594	301,078

Long-term debt, less current portion	67,185	90,051
Deferred income taxes	30,809	31,782
Other non-current liabilities	17,570	16,302
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; 0 shares outstanding at June 30, 2007 and 12,000 shares issued and outstanding at December 31, 2006	—	11,239
Common stock, $0.01 par value — authorized 30,000,000 shares; 22,270,612 shares issued and 22,037,535 shares outstanding at June 30, 2007; and 17,447,205 shares issued and 17,085,091 shares outstanding at December 31, 2006	218	170
Additional paid-in capital	177,666	69,775
Retained earnings	190,173	160,625
Accumulated other comprehensive loss	(14,845)	(18,504)
Deferred unearned compensation	(1,333)	(1,392)
Treasury stock, at cost - 233,077 shares at June 30, 2007 and 362,114 shares at December 31, 2006	(3,487)	(6,006)

Total stockholders’ equity	348,392	215,907

Total liabilities and stockholders’ equity	$726,550	$655,120

The accompanying notes are an integral part of these statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME	For the Three		For the Six
(Dollars in thousands, except per share data)	Months Ended		Months Ended
Unaudited	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$372,608	$275,607	$747,959	$554,800
Costs and expenses:
Cost of materials (exclusive of depreciation)	270,263	195,244	539,713	391,343
Warehouse, processing and delivery expense	34,293	28,981	69,863	58,605
Sales, general, and administrative expense	33,947	25,071	70,341	49,957
Depreciation and amortization expense	4,977	2,654	9,873	5,097

Operating income	29,128	23,657	58,169	49,798
Interest expense, net	(4,163)	(958)	(8,424)	(2,046)

Income before income taxes and equity earnings of joint venture	24,965	22,699	49,745	47,752
Income taxes	(9,994)	(9,397)	(19,871)	(19,639)

Net income before equity in earnings of joint venture	14,971	13,302	29,874	28,113
Equity in earnings of joint venture	1,391	1,056	2,323	2,295

Net income	16,362	14,358	32,197	30,408
Preferred stock dividends	(350)	(243)	(593)	(485)

Net income applicable to common stock	$16,012	$14,115	$31,604	$29,923

Basic earnings per share	$0.81	$0.83	$1.65	$1.78

Diluted earnings per share	$0.78	$0.76	$1.59	$1.62

Dividends per common share paid	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Six Month
Unaudited	Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$32,197	$30,408
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,873	5,097
Amortization of deferred gain	(447)	(295)
Loss on disposal of fixed assets	1,327	—
Impairment of long-lived asset	589	—
Equity in earnings from joint venture	(2,323)	(2,295)
Dividends from joint venture	715	825
Stock compensation expense	2,515	1,945
Deferred tax provision	1,498	(1)
Excess tax benefits from stock-based payment arrangements	(148)	(811)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(25,153)	(21,644)
Inventories	(43,611)	(20,089)
Prepaid pension costs	49	1,909
Other current assets	2,762	(1,118)
Other assets	2,035	(755)
Accounts payable	5,741	20,210
Accrued liabilities	2,454	1,471
Income tax payable	(1,861)	(6,588)
Postretirement benefit obligations and other liabilities	626	482

Net cash (used in) provided by operating activities	(11,162)	8,751
Cash flows from investing activities:
Capital expenditures	(8,371)	(7,804)
Proceeds from sale of equipment	23	—

Net cash used in investing activities	(8,348)	(7,804)
Cash flows from financing activities:
Net repayments of short-term debt	(39,560)	—
Repayments of long-term debt	(28,899)	(258)
Payment of debt issuance fees	(21)	—
Preferred stock dividend	(345)	(485)
Dividends paid	(2,056)	(2,018)
Net proceeds from issuance of common stock	93,196
Exercise of stock options and other	210	6,174
Excess tax benefits from stock-based payment arrangements	148	811

Net cash provided by financing activities	22,673	4,224
Effect of exchange rate changes on cash and cash equivalents	375	419
Net increase in cash and cash equivalents	3,538	5,590

Cash and cash equivalents — beginning of year	$9,526	$37,392

Cash and cash equivalents — end of period	$13,064	$42,982

Supplemental disclosure of cash flow information — cash paid during period:
Interest	$8,413	$2,953

Income taxes	$21,050	$25,093

The accompanying notes are an integral part of these statements

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)
1.	Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by A.M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2006 is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate and make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows and the results of operations for the periods then ended. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2007 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.

The amounts presented on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 have been corrected to report dividends from joint venture as a cash flow from operating activities to conform to the 2007 presentation. The dividends from joint venture were previously reported as a cash flow from investing activities.

The Company had non-cash investing activities for the six months ended June 30, 2007 consisting of $3.0 million in profit sharing contributions made in treasury shares and $0.3 million in preferred share dividends paid in shares of common stock.

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

3.	Earnings per share

For the period through the conversion of the preferred stock in connection with the secondary offering on May 24, 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards and convertible preferred stock shares, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS No. 128, the following table is a reconciliation of the basic and diluted earnings per share calculations for the six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Numerator:
Net income	$16,362	$14,358	$32,197	$30,408
Preferred dividends distributed	(350)	(243)	(593)	(485)

Undistributed earnings	$16,012	$14,115	$31,604	$29,923

Undistributed earnings attributable to:
Common stockholders	$15,392	$14,115	$29,730	$29,923
Preferred stockholders, as if converted	620	—	1,874	—

Total undistributed earnings	$16,012	$14,115	$31,604	$29,923

Denominator:
Weighted average common shares outstanding	18,985	16,653	18,016	16,657
Effect of dilutive securities:
Outstanding employee and director common stock options	780	360	786	305
Convertible preferred stock	1,196	1,794	1,495	1,794

Denominator for diluted earnings per share	20,961	18,807	20,277	18,756

Basis earnings per common share	$0.81	$0.83	$1.65	$1.78

Diluted earnings per common share	$0.78	$0.76	$1.59	$1.62

Outstanding employee and director common stock options and restricted and convertible preferred stock shares having no dilutive effect	—	—	—	4

4.	Debt

Short-term and long-term debt consisted of the following at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December
	2007	31, 2006

SHORT-TERM DEBT
U.S. Revolver	$65,700	$108,000
Canadian facility	700	—
Mexico	2,350	1,863
Transtar	1,135	1,383
Trade acceptances	13,955	12,015

Total short-term debt	83,840	123,261

LONG-TERM DEBT
U.S. Term Loan due in scheduled installments from 2007 through 2011	—	28,500
6.76% insurance company loan due in scheduled installments from 2007 through 2015	69,283	69,283
Industrial development revenue bonds due in varying amounts through 2009	3,600	3,600
Other, primarily capital leases	1,125	1,502

Total long-term debt	74,008	102,885
Less-current portion	(6,823)	(12,834)

Total long-term portion	67,185	90,051

TOTAL SHORT-TERM AND LONG-TERM DEBT	$157,848	$226,146

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
     In late May, 2007, the Company completed a public offering of 5,000,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,347,826 plus an additional 652,174 to cover over-allotments. Selling stockholders sold 2,000,000 shares.
     The Company realized net proceeds from the equity offering of $93.2 million. The proceeds were used to repay the $27.0 million outstanding balance on the U.S. Term Loan and reduce outstanding borrowings and accrued interest under its U.S. Revolver by $66.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
     Available revolving credit capacity is primarily used to fund working capital needs. As of June 30, 2007, the Company had outstanding borrowings of $65.7 million under its U.S. Revolver and had availability of $96.5 million. The Company’s Canadian subsidiary had $0.7 million in outstanding borrowings under the Canadian Revolver and availability of $9.2 million at June 30, 2007.

6.	Goodwill and Intangible Assets

Acquisition of Transtar

On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment. In accordance with the purchase agreement, the determination of the final purchase price is subject to a working capital adjustment. The final determination and agreement on the adjustment has not yet been completed but the Company expects that it will be finalized by the end of the calendar year. The purchase price adjustment will impact the final allocation of purchase price to the acquired assets and liabilities. For more information regarding the acquisition of Transtar, refer to our 2006 Annual Report on Form 10-K.

The changes in carrying amounts of goodwill were as follows (dollars in thousands):

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2006	$88,810	$12,973	$101,783
Currency translation	65	—	65

Balance as of June 30, 2007	$88,875	$12,973	$101,848

The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test performed during the first quarter of 2007, the Company has determined that there is no impairment of goodwill.

The following summarizes the components of intangible assets at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Relationships	$66,851	$5,096	$66,851	$2,061
Non-Compete Agreements	1,557	431	1,557	178

Total	$68,408	$5,527	$68,408	$2,239

The weighted-average amortization period is 10.8 years, 11 years for customer contracts and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisition of Transtar on September 5, 2006.

For the six-month period ended June 30, 2007, the aggregate amortization expense was $3.3 million. For the six-month period ended June 30, 2006, the aggregate amortization expense was immaterial.

The following is a summary of the estimated aggregate amortization expense for each of the next five years (dollars in thousands):

2007 (July 1 through December 31, 2007)	$3,302
2008	6,604
2009	6,441
2010	6,081
2011	6,070
2012	6,070
6.	Inventories

Final inventory determination under the last-in,first-out (LIFO) method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at June 30, 2007, are based solely on management’s estimates of inventory levels and costs. Since future estimates of inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to fiscal year-end LIFO inventory valuations.

Current replacement cost of inventories exceeded book value by $161.6 million and $128.4 million at June 30, 2007 and December 31, 2006, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

The Company has entered into consignment inventory agreements with a few select customers whereby revenue is not recorded until the customer has consumed product from the consigned inventory and title has passed. Net sales derived from consigned inventories at customer locations for 2007 was $10.2 million, or 1.4% of sales. Inventory on consignment at customers as of June 30, 2007 was $5.2 million, or 2.0%, of consolidated net inventory as reported on the Company’s consolidated balance sheets.

7.	Share-Based Compensation

The Company maintains long-term stock incentive and stock option plans for the benefit of officers, directors and key management employees. The fair value of stock options granted has been estimated using the Black-Scholes option pricing model. There were no stock options granted in the first or second quarters of 2007. Other forms of share-based compensation have generally used the market price of the Company’s stock on the date of grant to estimate fair value.

In 2005, the Company established the 2005 Performance Stock Equity Plan (the “Performance Plan”). Under the Performance Plan, 438,448 stock awards have been granted, of which 79,902 have been forfeited. In the second quarter of 2007, no awards were granted and 3,833 were forfeited in this plan. The number of shares that could potentially be issued is 717,092.

In 2007, the Company established the 2007 Long-Term Incentive Plan (the “2007 Performance Plan”), which is similar in form to the Performance Plan. Under this Plan, 82,400 restricted stock awards were granted in January 2007 and 38,100 restricted stock awards were granted in April 2007. None have been forfeited. The number of shares that could potentially be issued under this plan is 241,000. The grant date fair values range from $25.45 to $34.33. Under the 2007 Performance Plan, the shares related to the awards will be distributed in 2010, contingent upon meeting company-wide performance goals over the 2007-2009 performance periods.

Additionally, 13,014 shares of restricted stock awards were granted in April 2007 to the non-employee members of the board of directors at a grant date fair value of $34.58 per share.

The consolidated expense for all share based compensation plans was $1.1 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively and $2.5 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively. The unrecognized compensation cost as of June 30, 2007 associated with all plans is $5.8 million and the weighted average period over which it is to be expensed is 1.8 years.

8.	Comprehensive Income

Comprehensive income includes net income and all other non-owner changes to equity that are not reported in net income. Below is the Company’s comprehensive income for the three months ended June 30, 2007 and 2006 (dollars in millions).

	2007	2006

Net income	$16.4	$14.4
Foreign currency translation	2.6	1.4
Pension cost amortization, net of tax	0.5	—

Total Comprehensive Income	$19.5	$15.8

Below is the Company’s comprehensive income for the six months ended June 30, 2007 and 2006 (dollars in millions).

	2007	2006

Net income	$32.2	$30.4
Foreign currency translation	2.7	1.1
Pension cost amortization, net of tax	1.0	—

Total Comprehensive Income	$35.9	$31.5

The total accumulated other comprehensive losses at June 30, 2007 and December 31, 2006 comprised (dollars in millions):

	June 30,	December 31,
	2007	2006

Foreign currency valuation	$6.3	$3.6
Unrecognized pension and postretirement benefit costs, net of cash	(21.1)	(22.1)

Total Accumulated Other Comprehensive Loss	$(14.8)	$(18.5)

9.	Segment Reporting

The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered segments according to SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s consolidated financial statements.
     The accounting policies for all segments are described in Note 3 “Segment Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with GAAP for each of its operating segments.
     The following is the segment information for the quarters ended June 30, 2007 and 2006:

	Net	Operating	Capital	Depreciation &
(dollars in millions)	Sales	Income	Expenditures	Amortization

2007
Metals Segment	$343.3	$29.4	$5.6	$4.7
Plastics Segment	29.3	1.7	0.6	0.3
Other	—	(2.0)	—	—

Consolidated	$372.6	$29.1	$6.2	$5.0

2006
Metals Segment	$244.8	$23.3	$5.1	$2.5
Plastics Segment	30.8	2.8	0.3	0.2
Other	—	(2.4)	—	—

Consolidated	$275.6	$23.7	$5.4	$2.7

“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.

The following is the segment information for the six months ended June 30, 2007 and 2006:

	Net	Operating	Capital	Depreciation &
(dollars in millions)	Sales	Income	Expenditures	Amortization

2007
Metals Segment	$690.0	$59.8	$7.4	$9.3
Plastics Segment	58.0	3.2	1.0	0.6
Other	—	(4.8)	—	—

Consolidated	$748.0	$58.2	$8.4	$9.9

2006
Metals Segment	$495.4	$49.9	$7.2	$4.5
Plastics Segment	59.4	4.5	0.6	0.6
Other	—	(4.6)	—	—

Consolidated	$554.8	$49.8	$7.8	$5.1

“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
The segment information for total assets at June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
(dollars in millions)	2007	2006

Metals Segment	$662.8	$593.7
Plastics Segment	48.6	47.8
Other	15.2	13.6

Consolidated	$726.6	$655.1

“Other” — The segment’s total assets consist of the Company’s investment in a joint venture.

10.	Pension and Postretirement Benefits

The following are the components of the net pension and postretirement benefit expenses (in thousands):

	For the Three Months Ended
	June 30,
	2007	2006

Service cost	$934.5	$917.8
Interest cost	1,911.1	1,805.8
Expected return on plan assets	(2,520.0)	(2,423.9)
Amortization of prior service cost	26.4	26.4
Amortization of net loss	787.0	945.8

Net periodic cost	$1,139.0	$1,271.9

	For the Six Months Ended
	June 30,
	2007	2006

Service cost	$1,869.0	$1,835.6
Interest cost	3,822.2	3,611.6
Expected return on plan assets	(5,040.0)	(4,847.8)
Amortization of prior service cost	52.8	52.8
Amortization of net loss	1,574.0	1,891.6

Net periodic cost	$2,278.0	$2,543.8

As of June 30, 2007, the Company has not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any contributions for the balance of 2007.
11.	Commitments and Contingent Liabilities

At June 30, 2007, the Company had $5.3 million of irrevocable letters of credit outstanding, $1.7 million of which is for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier. The remaining $3.6 million is in support of the outstanding industrial revenue bonds. The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company, based on current knowledge that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

12.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.
     The Company adopted FIN 48 on January 1, 2007. No increase in liability for unrecognized tax benefits was recorded as a result of the adoption. As of January 1, 2007, the Company has a $1.0 million liability recorded for unrecognized tax benefits of which $0.3 million would impact the effective tax rate if recognized. As of June 30, 2007, the Company has a $1.1 million liability recorded for unrecognized tax benefits of which $0.4 million would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.
     The Company does not anticipate the amount of unrecognized tax benefits to change in the next twelve months.
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
This discussion should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and Notes.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (“the Company”) continued to enjoy higher pricing for its products through the second quarter and the first half of 2007, which resulted in favorable revenue growth compared to both the second quarter and first six months of last year. The acquisition of Transtar Metals in the fall of 2006 was also a key contributor to revenue and income growth comparisons. Excluding this acquisition, volume levels in the balance of the business were softer when compared to the second quarter and first six months of 2006. Metal products sold to the aerospace industry continued to exhibit higher demand through the second quarter of 2007, but other products sold to the general North American manufacturing sector were not as robust as the record levels achieved in early 2006. The outlook for the aerospace and oil and gas markets remains favorable, and current general economic indicators do not lead management to believe any significant prolonged downturn in the Metals business is on the near-term horizon.
     Historically, the Company has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers to track general demand trends in its customer markets. The table below shows recent PMI trends from the first quarter of 2005 through the second quarter of 2007. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table indicates, the demand trend still reflected a favorable growth rate for the second quarter of 2007. The Company’s revenue growth has historically improved over these same quarters.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2005	55.7	53.2	55.8	57.2
2006	55.6	55.2	53.8	50.9
2007	50.8	55.2

Results of Operations: Second Quarter 2007 Comparisons to Second Quarter 2006
Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2007 and 2006

	Quarter Ended
(dollars in millions)	June 30,		Fav/(Unfav)
	2007	2006	$ Change	% Change

Net Sales
Metals	$343.3	$244.8	$98.5	40.2%
Plastics	29.3	30.8	(1.5)	(4.9)%

Total Net Sales	$372.6	275.6	$97.0	35.2%

Cost of Materials
Metals	$250.7	$174.8	$75.9	43.4%
% of Metals Sales	73.0%	71.4%		(1.6)%
Plastics	19.6	20.4	(0.8)	(3.9)%
% of Plastics Sales	66.9%	66.2%		(0.7)%

Total Cost of Materials	$270.3	$195.2	$75.1	38.5%
% of Total Net Sales	72.5%	70.8%		(1.7)%

Other Operating Costs and Expenses
Metals	$63.2	$46.7	$16.5	35.3%
Plastics	8.0	7.6	0.4	5.3%
Other	2.0	2.4	(0.4)	(16.7)%

Total Other Operating Costs & Expense	$73.2	$56.7	$16.5	29.1%
% of Total Net Sales	19.6%	20.6%		0.9%

Operating Income
Metals	$29.4	$23.3	$6.1	26.2%
% of Metals Sales	8.6%	9.5%		(0.9)%
Plastics	1.7	2.8	(1.1)	39.3%
% of Plastics Sales	5.8%	9.1%		(3.3)%
Other	(2.0)	(2.4)	0.4	16.7%

Total Operating Income	$29.1	$23.7	$5.4	22.8%
% of Total Net Sales	7.8%	8.6%		(0.8)%
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

Net Sales:
Consolidated net sales of $372.6 million increased 35.2%, or $97.0 million, versus the second quarter of 2006. The Transtar acquisition added $72.6 million of net sales for the quarter and the remaining $300.0 million of net sales were $24.4 million, or 8.9%, higher than the same quarter of last year.
     Metals segment sales of $343.3 million were $98.5 million, or 40.2%, ahead of last year. Of the 40.2% sales increase, 29.6% was attributable to Transtar. Material price increases more than offset lower volume across most of the remaining metals business.
     Plastics segment sales of $29.3 million were $1.5 million lower than the second quarter of 2006. Plastic material prices were 2.5% higher than last year, but volume was 7.4% lower. During the second quarter of 2006, the Plastics segment enjoyed a significant customer order for a point-of-purchase display program that did not repeat in the current year.
Cost of Materials
Consolidated second quarter 2007 costs of materials (exclusive of depreciation) increased $75.1 million, or 38.5%, to $270.3 million. The acquisition of Transtar contributed $52.4 million of the increase. The balance of the increase was primarily due to higher material costs from suppliers, typically in the form of surcharges. Material costs for the second quarter were 72.5% of sales as compared to 70.8% in the second quarter of 2006. Increased material prices from suppliers in the form of surcharges are passed on to larger program customers, or customers purchasing under a contractual agreement, at cost, resulting in higher material costs as a percent of sales.
Other Operating Expenses and Operating Income:
Consolidated operating expenses in the second quarter of 2007 were $73.2 million, or 19.6% of sales compared to $56.7 million, or 20.6% of sales last year. The $16.5 million increase was primarily attributable to the Transtar acquisition and a $0.6 million impairment charge related to long-lived assets.
     Consolidated operating income of $29.1 million was $5.4 million higher than the first quarter of last year largely due to revenue growth and the maintenance of good operating margins.
Other Income and Expense, Income Taxes and Net Income:
Equity in earnings of joint venture was $1.4 million for the second quarter of 2007, or $0.3 million higher than the same period last year due to a recent acquisition by the joint venture.
     Financing costs, consisting primarily of interest expense, were $4.2 million in the second quarter of 2007 which was $3.2 million higher than the same period in 2006. The primary driver of higher interest expense was the Company’s increased borrowings related to the acquisition of Transtar in September 2006 and the write-off of $0.4 million of deferred financing costs related to the retirement of the U.S. Term Loan.
     Consolidated net income applicable to common stock was $16.0 million, or $0.78 per diluted share, in the second quarter of 2007 versus a consolidated net income applicable to common stock of $14.1 million, or $0.76 per diluted share, in the corresponding period of 2006.
Results of Operations: Six Months 2007 Comparisons to Six Months 2006
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2007 and 2006 (dollars in millions):

	Six Months Ended
	June 30,		Fav/(Unfav)
	2007	2006	$ Change	% Change

Net Sales
Metals	$690.0	$495.4	$194.6	39.3%
Plastics	58.0	59.4	(1.4)	(2.4)%

Total Net Sales	$748.0	$554.8	$193.2	34.8%

Cost of Materials
Metals	$500.7	$351.7	$149.0	42.4%
% of Metals Sales	72.6%	71.0%		(1.6)%
Plastics	39.0	39.6	(0.6)	(1.5)%
% of Plastics Sales	67.2%	66.7%		(0.5)%

Total Cost of Materials	$539.7	$391.3	$148.4	37.9%
% of Total Net Sales	72.2%	70.5%		(1.7)%

Other Operating Costs and Expenses
Metals	$129.5	$93.8	$35.7	38.1%
Plastics	15.8	15.3	0.5	3.3%
Other	4.8	4.6	0.2	4.3%

Total Other Operating Costs & Expense	$150.1	$113.7	$36.4	32.0%
% of Total Net Sales	20.1%	20.5%		0.4%

Operating Income
Metals	$59.8	$49.9	$9.9	19.8%
% of Metals Sales	8.7%	10.1%		(1.4)%
Plastics	3.2	4.5	(1.3)	28.9%
% of Plastics Sales	5.5%	7.6%		(2.1)%
Other	(4.8)	(4.6)	(0.2)	4.3%

Total Operating Income	$58.2	$49.8	$8.4	16.9%
% of Total Net Sales	7.8%	9.0%		(1.2)%
“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
Net Sales:
Six month 2007 consolidated net sales of $748.0 million were $193.2 million, or 34.8%, higher than last year.
     Metal segment sales of $690.0 million were $194.6 million, or 39.3%, ahead of last year. The Transtar acquisition added $145.4 million of sales for the first six months of 2007, or 29.3% of the total 39.3% revenue increase compared to last year. Excluding the acquisition, metal price levels were higher than the first six months of 2006, more than offsetting the effects of lower overall volume for the balance of the Metals segment.
     Plastic segment sales of $58.0 million were $1.4 million lower than the first half of 2006. Plastic material prices increased 2.5%, but volume was 4.7% lower than the corresponding period of last year, largely due to slower demand across the industry.
Cost of Materials:
Consolidated first half 2007 costs of materials (exclusive of depreciation) increased $148.4 million, or 37.9%, to $539.7 million. The acquisition of Transtar contributed $103.1 million of the increase. The balance of the increase was primarily due to higher material costs from suppliers, typically in the form of surcharges. Material costs for the first six-months of 2007 were 72.2% of sales as compared to 70.5% in 2006. Increased material prices from suppliers in the form of surcharges are passed on to larger program customers, or customers purchasing under a contractual agreement, at cost, resulting in higher material costs as a percent of sales.
Other Operating Expenses and Operating Income:
Year-to-date consolidated operating expense of $150.1 million included a $1.4 million charge for the write-off of the Company’s former business systems. This charge was triggered by the Company’s decision to implement the Oracle ERP system. The increase in operating expenses as compared to the first half of 2006 was primarily due to the Transtar acquisition, the $1.4 million charge mentioned above, and a $0.6 million impairment charge related to long-lived assets.
     Consolidated operating profit of $58.2 million, or 7.8% of sales, was $8.4 million higher than last year.
Other Income and Expense, Income Taxes and Net Income:
Joint venture equity earnings for the first half of 2007 of $2.3 million were approximately equal to the first half of 2006.
     Financing costs, which consist primarily of interest expense, were $8.4 million for the first six months of 2007 and $2.0 million for the same period in 2006. The increase in interest expense reflects the debt funding of the Transtar acquisition in the fall of 2006.
     Year-to-date consolidated net income (after preferred dividends of $0.6 million) was $31.6 million, or $1.59 per diluted share, versus $29.9 million, or $1.62 per basic share, for the first six-months of 2006.
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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital, and the $210 million amended senior credit facility.
     In late May, 2007, the Company completed a public offering of 5,000,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,347,826 plus an additional 652,174 to cover over-allotments. Selling stockholders sold 2,000,000 shares.
     The Company realized net proceeds from the equity offering of $93.2 million. The proceeds were used to permanently repay the $27.0 million outstanding balance on the U.S. Term Loan and reduce current outstanding borrowings and accrued interest under its U.S. Revolver by $66.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
     Cash used in operating activities for the first six months of 2007 was $11.2 million, primarily driven by increased working capital requirements. Receivable days outstanding were 44.9 days at the end of the second quarter of 2007 as compared to 47.3 days at the end of the fourth quarter of 2006. Total receivables increased due to higher sales. Inventory DSI (days sales in inventory) was 136.1 days at the end of the second quarter of 2007 versus a DSI of 129.2 days at the end of the fourth quarter of 2006. The increase in inventory levels are primarily in the Company’s nickel and aluminum products that support the aerospace and oil and gas markets.
     Available revolving credit capacity is primarily used to fund working capital needs. As of June 30, 2007, the Company had outstanding borrowings of $65.7 million under its U.S. Revolver and had availability of $96.5 million. The Company’s Canadian subsidiary had $0.7 million in outstanding borrowings under the Canadian Revolver and availability of $9.2 million at June 30, 2007.

     The Company paid cash dividends to its shareholders of $0.12 per common share, or $2.0 million, through June of 2007. The Company also paid $0.6 million in preferred stock dividends up through May of 2007, which is when the preferred stock was converted and sold by the shareholders as part of the secondary equity offering completed at that time. The $0.6 million preferred stock dividend was comprised of $0.3 million in cash and $0.3 million in shares of common stock.
     Capital expenditures through June of 2007 were $8.4 million, including $3.4 million for the beginning phase of the Company’s Oracle ERP implementation.
     The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next few years are summarized below (dollars in thousands):

Year ending December 31,

2007 (for the six months July 1, 2007 to December 31, 2007)	$6,426
2008	7,005
2009	10,477
2010	7,221
2011	7,640
2012 and beyond	35,239

Total debt	$74,008

     As of June 30, 2007, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum equity value as defined within the agreement.
     The Company expects working capital requirements to decline over the balance of 2007, which will facilitate a return to favorable cash flows from operations. Favorable operating cash flow will fund the Company’s ongoing capital expenditure programs and debt obligations.
Commitments and Contingencies
At June 30, 2007, the Company had $5.3 million of irrevocable letters of credit outstanding, $1.7 million of which were for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier. The remaining $3.6 million was in support of the outstanding industrial revenue bonds.
     The Company is the defendant in several lawsuits arising out of the conduct of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the Company, based on current knowledge that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar Value) of
	(a) Total Number	(b) Average Price	of Shares (or	Shares (or Units)
	of Shares (or	Paid per	Units) Purchased	that May Yet Be
Period	Units) Purchased	Share (or Unit)	as Part of	Purchased
			Publicly Announced	(Under the Plans
			Plans or Programs	or Programs)

April 1 – April 30	—	—	—	—

May 1 – May 31	—	—	—	—

June 1 – June 30	—	—	—	—

Total	—	—	—	—

Item 6. Exhibits
Exhibit 31.1 Certification Pursuant to Section 302 by CEO
Exhibit 31.2 Certification Pursuant to Section 302 by CFO
Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

Date: August 2, 2007	By:	/s/ Henry J. Veith

Henry J. Veith

Controller
(Mr. Veith is the Chief Accounting Officer and has been authorized to sign on behalf of the Registrant.)