Form 10-Q
period 2007-09-30
CASTLE A M & CO
filed 2007-11-02
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	September 30, 2007	or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes                       No      X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $0.01 Par Value	22,097,869 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)	As of
Unaudited	Sept 30,	Dec 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$19,078	$9,526
Accounts receivable, less allowances of $3,324 at September 30, 2007 and $3,112 at December 31, 2006	184,101	160,999
Inventories (principally on last-in, first-out basis) (latest cost higher by $146,787 at September 30, 2007 and $128,404 at December 31, 2006)	228,331	202,394
Other current assets	14,760	18,743

Total current assets	446,270	391,662
Investment in joint venture	16,278	13,577
Goodwill	100,904	101,783
Intangible assets	61,254	66,169
Prepaid pension cost	5,607	5,681
Other assets	6,274	5,850
Property, plant and equipment, at cost
Land	5,195	5,221
Building	48,660	49,017
Machinery and equipment (includes construction in progress)	153,037	141,090

	206,892	195,328
Less — accumulated depreciation	(134,874)	(124,930)

	72,018	70,398

Total assets	$708,605	$655,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,393	$117,561
Accrued liabilities	35,631	30,152
Income taxes payable	2,436	931
Deferred income taxes — current	13,576	16,339
Short-term debt	60,470	123,261
Current portion of long-term debt	6,823	12,834

Total current liabilities	230,329	301,078

Long-term debt, less current portion	67,164	90,051
Deferred income taxes	28,934	31,782
Other non-current liabilities	17,772	16,302
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued at September 30, 2007 and 12,000 shares issued and outstanding at December 31, 2006	—	11,239
Common stock, $0.01 par value - 30,000,000 shares authorized; 22,327,946 shares issued and 22,094,869 shares outstanding at September 30, 2007; and 17,447,205 shares issued and 17,085,091 outstanding at December 31, 2006	220	170
Additional paid-in capital	178,960	69,775
Retained earnings	201,761	160,625
Accumulated other comprehensive loss	(11,962)	(18,504)
Deferred unearned compensation	(1,086)	(1,392)
Treasury stock, at cost - 233,077 shares at September 30, 2007 and 362,114 shares at December 31, 2006	(3,487)	(6,006)

Total stockholders’ equity	364,406	215,907

Total liabilities and stockholders’ equity	$708,605	$655,120

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME	For the Three		For the Nine
(Dollars in thousands, except per share data)	Months Ended		Months Ended
Unaudited	Sept 30,		Sept 30,
	2007	2006	2007	2006
Net sales	$350,319	$300,809	$1,098,278	$855,610
Costs and expenses:
Cost of materials (exclusive of depreciation)	253,121	214,792	792,834	606,136
Warehouse, processing and delivery expense	35,136	30,117	104,999	88,720
Sales, general, and administrative expense	34,852	26,847	105,193	76,805
Depreciation and amortization expense	4,903	3,225	14,776	8,323

Operating income	22,307	25,828	80,476	75,626
Interest expense, net	(2,746)	(1,903)	(11,170)	(3,949)

Income before income taxes and equity earnings of joint venture	19,561	23,925	69,306	71,677
Income taxes	(8,073)	(9,470)	(27,944)	(29,110)

Net income before equity in earnings of joint venture	11,488	14,455	41,362	42,567
Equity in earnings of joint venture	1,422	1,037	3,745	3,332

Net income	12,910	15,492	45,107	45,899
Preferred stock dividends	—	(235)	(593)	(720)

Net income applicable to common stock	$12,910	$15,257	$44,514	$45,179

Basic earnings per share	$0.58	$0.82	$2.22	$2.46

Diluted earnings per share	$0.57	$0.82	$2.14	$2.45

Dividends per common share paid	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Nine Months
Unaudited	Ended Sept 30,
	2007	2006
Operating activities:
Net income	$45,107	$45,899
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization	14,776	8,323
Amortization of deferred gain	(670)	(559)
Loss on disposal of fixed assets	1,325	—
Impairment of long-lived asset	589	—
Equity in earnings from joint venture	(3,745)	(3,332)
Dividends from joint venture	1,103	1,231
Stock compensation expense	3,798	2,911
Deferred tax provision	(5,154)	4,730
Excess tax benefits from stock-based payment arrangements	(420)	(1,210)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(20,830)	(40,380)
Inventories	(23,248)	(36,020)
Prepaid pension costs	74	2,865
Other current assets	3,357	(2,115)
Other assets	2,937	(2,299)
Accounts payable	(6,874)	20,423
Accrued liabilities	8,252	3,849
Income tax payable	2,096	(9,946)
Postretirement benefit obligations and other liabilities	2,140	714

Net cash from (used in) operating activities	24,613	(4,916)
Investing activities:
Investments and acquisitions, net of cash acquired	(280)	(175,795)
Capital expenditures	(13,150)	(10,170)
Proceeds from sale of equipment	23	—

Net cash used in investing activities	(13,407)	(185,965)
Financing activities:
Short-term borrowings, net	(62,904)	128,943
Proceeds from issuance of long-term debt	—	30,574
Repayments of long-term debt	(29,089)	(680)
Payment of debt issuance fees	(21)	—
Preferred stock dividend	(345)	(720)
Common stock dividends	(3,378)	(3,039)
Proceeds from issuance of common stock	92,883	—
Exercise of stock options and other	508	6,525
Excess tax benefits from stock-based payment arrangements	420	1,210

Net cash from (used in) financing activities	(1,926)	162,813
Effect of exchange rate changes on cash and cash equivalents	272	432
Net increase in cash and cash equivalents	9,552	(27,636)

Cash and cash equivalents — beginning of year	$9,526	$37,392

Cash and cash equivalents — end of period	$19,078	$9,756

Supplemental disclosure of cash flow information — cash paid during period:
Interest	$10,109	$3,391

Income taxes	$30,479	$32,190

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
September 30, 2007
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

The amounts presented on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 have been corrected to report dividends from joint venture as a cash flow from operating activities to conform to the 2007 presentation. The dividends from joint venture were previously reported as a cash flow from investing activities.

The Company had non-cash investing activities for the nine months ended September 30, 2007 consisting of $3.0 million in profit sharing contributions made in treasury shares and $0.3 million in preferred stock dividends paid in shares of common stock.

2.	New Accounting Standards – Issued Not Yet Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS No. 157 encourages entities to combine fair value information disclosed under SFAS No. 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of these statements to materially affect its consolidated financial results of operations, cash flows or its financial position.

3.	Earnings Per Share

For the period through the conversion of the preferred stock in connection with the secondary offering on May 24, 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents, to the extent dilutive. Common stock equivalents consist of stock options, restricted stock awards and convertible preferred stock shares, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS No. 128, the following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$12,910	$15,492	$45,107	$45,899
Preferred dividends distributed	—	(235)	(593)	(720)

Undistributed earnings	$12,910	$15,257	$44,514	$45,179

Undistributed earnings attributable to:
Common stockholders	$12,910	$14,014	$42,936	$41,485
Preferred stockholders, as if converted	—	1,243	1,578	3,694

Total undistributed earnings	$12,910	$15,257	$44,514	$45,179

Denominator:
Weighted average common shares outstanding	22,076	17,013	19,369	16,860
Effect of dilutive securities:
Outstanding employee and director common stock options	771	125	744	88
Convertible preferred stock	—	1,794	979	1,794

Denominator for diluted earnings per share	22,847	18,932	21,092	18,742

Basic earnings per common share	$0.58	$0.82	$2.22	$2.46

Diluted earnings per common share	$0.57	$0.82	$2.14	$2.45

Outstanding employee and director common stock options and restricted and convertible preferred stock shares having no dilutive effect	—	—	—	—

4.	Debt

Short-term and long-term debt consisted of the following at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September	December
	30, 2007	31, 2006

SHORT-TERM DEBT
U.S. Revolver	$45,000	$108,000
Mexico	1,350	1,863
Transtar	1,652	1,383
Trade acceptances	12,468	12,015

Total short-term debt	60,470	123,261

LONG-TERM DEBT
U.S. Term Loan due in scheduled installments from 2007 through 2011	—	28,500
6.76% insurance company loan due in scheduled installments from 2007 through 2015	69,283	69,283
Industrial development revenue bonds due in varying amounts through 2009	3,600	3,600
Other, primarily capital leases	1,104	1,502

Total long-term debt	73,987	102,885
Less-current portion	(6,823)	(12,834)

Total long-term portion	67,164	90,051

TOTAL SHORT-TERM AND LONG-TERM DEBT	$134,457	$226,146

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
     In May 2007, the Company completed a public offering of 5,000,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,347,826 plus an additional 652,174 to cover over-allotments. Selling stockholders sold 2,000,000 shares.
     The Company realized net proceeds from the equity offering of $92.9 million. The proceeds were used to repay the $27.0 million outstanding balance on the U.S. Term Loan and reduce outstanding borrowings and accrued interest under its U.S. Revolver by $66.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
     Available revolving credit capacity is primarily used to fund working capital needs. As of September 30, 2007, the Company had outstanding borrowings of $45.0 million under its U.S. Revolver and had availability of $117.6 million. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Revolver and availability of $9.9 million at September 30, 2007.
     As of September 30, 2007, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.

5.	Segment Reporting

The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, as Chief Operating Decision-Maker, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered operating segments according to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s consolidated financial statements.

The accounting policies for all segments are described in Note 3 “Segment Reporting” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates performance of its business segments based on operating income. The Company does not maintain separate standalone financial statements prepared in accordance with GAAP for each of its operating segments.

The following is the segment information for the three months ended September 30, 2007 and 2006:

	Net	Operating	Capital	Depreciation &
(dollars in millions)	Sales	Income	Expenditures	Amortization

2007
Metals Segment	$320.8	$24.1	$3.8	$4.6
Plastics Segment	29.5	1.0	1.0	0.3
Other	—	(2.8)	—	—

Consolidated	$350.3	$22.3	$4.8	$4.9

2006
Metals Segment	$272.1	$25.9	$2.3	$2.9
Plastics Segment	28.7	2.2	0.1	0.3
Other	—	(2.3)	—	—

Consolidated	$300.8	$25.8	$2.4	$3.2

“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the Metals and Plastics segments of the Company.
     The following is the segment information for the nine months ended September 30, 2007 and 2006:

	Net	Operating	Capital	Depreciation &
(dollars in millions)	Sales	Income	Expenditures	Amortization

2007
Metals Segment	$1,010.8	$83.9	$11.2	$13.9
Plastics Segment	87.5	4.2	2.0	0.9
Other	—	(7.6)	—	—

Consolidated	$1,098.3	$80.5	$13.2	$14.8

2006
Metals Segment	$767.5	$75.8	$9.4	$7.5
Plastics Segment	88.1	6.7	0.8	0.8
Other	—	(6.9)	—	—

Consolidated	$855.6	$75.6	$10.2	$8.3

“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the Metals and Plastics segments of the Company.

     The segment information for total assets at September 30, 2007 and December 31, 2006 was as follows:

	September 30,	December 31,
(dollars in millions)	2007	2006

Metals Segment	$642.4	$593.7
Plastics Segment	49.9	47.8
Other	16.3	13.6

Consolidated	$708.6	$655.1

“Other” — The segment’s total assets consist of the Company’s investment in a joint venture.
6.	Goodwill and Intangible Assets

Acquisition of Transtar

On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment. In accordance with the purchase agreement, the determination of the final purchase price is subject to a working capital adjustment. The final determination and agreement on the adjustment has not yet been completed, but the Company is pursuing a conclusion, the result of which is not expected to be material to the purchase price. The purchase price adjustment will impact the final allocation of purchase price to the acquired assets and liabilities. For more information regarding the acquisition of Transtar, refer to the Company’s 2006 Annual Report on Form 10-K.

The changes in carrying amounts of goodwill were as follows (dollars in thousands):

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2006	$88,810	$12,973	$101,783
Currency translation	115	—	115

Deferred tax valuation	(994)	—	(994)

Balance as of September 30, 2007	$87,931	$12,973	$100,904

During the third quarter ended September 30, 2007, the Company finalized its valuation of deferred taxes associated with the acquisition. The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test performed during the first quarter of 2007, the Company has determined that there is no impairment of goodwill.

The following summarizes the components of intangible assets at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer Relationships	$66,876	$6,619	$66,851	$2,061
Non-Compete Agreements	1,557	560	1,557	178

Total	$68,433	$7,179	$68,408	$2,239

The weighted-average amortization period for the intangible assets is 10.8 years, 11 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisition of Transtar on September 5, 2006.
For the nine-month periods ended September 30, 2007 and 2006, the aggregate amortization expense was $4.9 million and $0.6 million, respectively.
The following is a summary of the estimated aggregate amortization expense for each of the next five years (dollars in thousands):

2008	$6,609
2009	6,446
2010	6,086
2011	6,075
2012	6,072
7.	Inventories

Inventories consist primarily of finished goods. Final inventory determination under the last-in, first-out (LIFO) method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Accordingly, interim LIFO determinations, including those at September 30, 2007, are based solely on management’s estimates of future inventory levels and costs. Since estimates of future inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to the estimated fiscal year-end LIFO inventory valuations.
     Current replacement cost of inventories exceeded book value by $146.8 million and $128.4 million at September 30, 2007 and December 31, 2006, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
8.	Share-Based Compensation

The Company maintains long-term stock incentive and stock option plans for the benefit of officers, directors and key management employees. The fair value of stock options granted has been estimated using the Black-Scholes option pricing model. There were no stock options granted in the first three quarters of 2007. Other forms of share-based compensation use the market price of the Company’s stock on the date of grant to estimate fair value.
     In 2005, the Company established the 2005 Performance Stock Equity Plan (the “Performance Plan”). Under the Performance Plan, 438,448 stock awards have been granted, of which 79,902 have been forfeited. In the third quarter of 2007, no awards were either granted or forfeited under this plan. The number of shares that could potentially be issued is 717,092. Under the 2005 Performance Stock Equity Plan, the shares related to the awards will be distributed in 2008, contingent upon meeting Company-wide performance goals over the 2005-2007 performance period.
     In 2007, the Company established the 2007 Long-Term Incentive Plan (the “2007 Performance Plan”), which is similar in form to the Performance Plan. Under this Plan, 81,700 stock awards were granted in January 2007 and 38,800 stock awards were granted in April 2007. None have been forfeited. The number of shares that could potentially be issued under this plan is 241,000. The grant date fair values range from $25.45 to $34.33. Under the 2007 Performance Plan, the shares related to the awards will be distributed in 2010, contingent upon meeting Company-wide performance goals over the 2007-2009 performance periods.
     In December 2006, 37,600 shares of restricted stock awards were granted to certain employees at a grant date fair value of $25.87 per share. Additionally, 13,014 shares of restricted stock awards were granted in April 2007 to the non-employee members of the board of directors at a grant date fair value of $34.58 per share.
     The consolidated expense for all share-based compensation plans was $1.3 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively and $3.8 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively. All compensation expense related to share-based compensation plans is recorded in selling, general and administrative expense. The unrecognized compensation cost as of September 30, 2007 associated with all plans is $4.4 million and the weighted average period over which it is to be expensed is 1.3 years.
9.	Comprehensive Income

Comprehensive income includes net income and all other non-owner changes to equity that are not reported in net income. Below is the Company’s comprehensive income (loss) for the three months ended September 30, 2007 and 2006 (dollars in millions).

	2007	2006

Net income	$12.9	$15.5
Foreign currency translation	2.4	(0.2)
Pension cost amortization, net of tax	0.5	—

Total Comprehensive Income	$15.8	$15.3

Below is the Company’s comprehensive income for the nine months ended September 30, 2007 and 2006 (dollars in millions).

	2007	2006

Net income	$45.1	$45.9
Foreign currency translation	5.0	0.9
Pension cost amortization, net of tax	1.5	—

Total Comprehensive Income	$51.6	$46.8

The total accumulated other comprehensive losses at September 30, 2007 and December 31, 2006 comprised of (dollars in millions):

	September 30,	December 31,
	2007	2006

Foreign currency translation	$8.6	$3.6
Unrecognized pension and postretirement benefit costs, net of tax	(20.6)	(22.1)

Total Accumulated Other Comprehensive Loss	$(12.0)	$(18.5)

10.	Pension and Postretirement Benefits

The following are the components of the net pension and postretirement benefit expenses (dollars in thousands):

	For the Three Months Ended
	September 30,
	2007	2006

Service cost	$935	$918
Interest cost	1,911	1,806
Expected return on plan assets	(2,520)	(2,424)
Amortization of prior service cost	26	26
Amortization of net loss	787	946

Net periodic cost	$1,139	$1,272

	For the Nine Months Ended
	September 30,
	2007	2006

Service cost	$2,804	$2,754
Interest cost	5,733	5,417
Expected return on plan assets	(7,560)	(7,272)
Amortization of prior service cost	79	79
Amortization of net loss	2,361	2,838

Net periodic cost	$3,417	$3,816

As of September 30, 2007, the Company has not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any contributions in 2007.
11.	Commitments and Contingent Liabilities

At September 30, 2007, the Company had $5.9 million of irrevocable letters of credit outstanding, which primarily consisted of $3.6 million in support of the outstanding industrial development revenue bonds and $2.1 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
     The Company adopted FIN 48 on January 1, 2007. No increase in liability for unrecognized tax benefits was recorded as a result of the adoption. As of January 1, 2007, the Company has a $1.0 million liability recorded for unrecognized tax benefits of which $0.3 million would impact the effective tax rate if recognized. As of September 30, 2007, the Company has a $1.2 million liability recorded for unrecognized tax benefits of which $0.5 million would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.
  The Company does not anticipate the amount of unrecognized tax benefits to change significantly in the next twelve months.
  The Company or its subsidiaries files income tax returns in the U.S., 28 states and 5 foreign jurisdictions. The Company’s 2005 U.S. federal income tax return and its Canadian income tax returns for 2002 through 2004 are currently under audit. No material adjustments have been proposed to date. The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.
13.	Subsequent Events

In October 2007, the Company completed the sale of Metal Mart, LLC for $6.7 million. The impact of the divestiture is not material to the Company’s consolidated financial statements. The net proceeds from the sale were used to repay a portion of the Company’s outstanding debt.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
This discussion should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and Notes.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) continued to experience higher pricing for its products through the third quarter and the first nine months of 2007, which resulted in favorable revenue growth compared to both the third quarter and first nine months of last year. The acquisition of Transtar Metals in the fall of 2006 was also a key contributor to revenue and income growth comparisons. Excluding this acquisition, volume levels in the balance of the business were lower when compared to the third quarter and first nine months of 2006. Metal products sold to the aerospace industry continued to exhibit higher demand through the third quarter of 2007, but other products sold to the general North American manufacturing sector were not as robust as the record levels achieved in early 2006. Although the outlook for the aerospace and oil and gas markets has softened, current general economic indicators do not lead management to believe any significant prolonged downturn in the Metals business is on the near-term horizon.
     Historically, the Company has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Managers to track general demand trends in its customer markets. The table below shows recent PMI trends from the first quarter of 2005 through the third quarter of 2007. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy. As the table indicates, the demand trend still reflected a favorable growth rate for the third quarter of 2007. The Company’s revenue growth has historically improved over these same quarters.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2005	55.7	53.2	55.8	57.2
2006	55.6	55.2	53.8	50.9
2007	50.8	55.2	52.9

Results of Operations: Third Quarter 2007 Comparisons to Third Quarter 2006
Consolidated results by business segment are summarized in the following table for the quarter ended September 30, 2007 and 2006 (dollars in millions).

	Quarter Ended
	September 30,		Fav/(Unfav)
	2007	2006	$ Change	% Change

Net Sales
Metals	$320.8	$272.1	$48.7	17.9%
Plastics	29.5	28.7	0.8	2.8%

Total Net Sales	$350.3	300.8	$49.5	16.5%

Cost of Materials
Metals	$232.8	$195.8	$37.0	18.9%
% of Metals Sales	72.6%	72.0%		(0.6)%
Plastics	20.3	19.0	1.3	6.8%
% of Plastics Sales	68.8%	66.2%		(2.6)%

Total Cost of Materials	$253.1	$214.8	$38.3	17.8%
% of Total Net Sales	72.3%	71.4%		(0.9)%

Other Operating Costs and Expenses
Metals	$63.9	$50.4	$13.5	26.8%
Plastics	8.2	7.5	0.7	9.3%
Other	2.8	2.3	0.5	21.7%

Total Other Operating Costs & Expense	$74.9	$60.2	$14.7	24.4%
% of Total Net Sales	21.4%	20.0%		(1.4)%

Operating Income (Loss)
Metals	$24.1	$25.9	$(1.8)	(6.9)%
% of Metals Sales	7.5%	9.5%		(2.0)%
Plastics	1.0	2.2	(1.2)	(54.5)%
% of Plastics Sales	3.4%	7.7%		(4.3)%
Other	(2.8)	(2.3)	(0.5)	(21.7)%

Total Operating Income	$22.3	$25.8	$(3.5)	(13.6)%
% of Total Net Sales	6.4%	8.6%		(2.2)%
“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the Metals and Plastics segments of the Company.
Acquisition of Transtar:
On September 5, 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s

Metals segment. For more information regarding the acquisition of Transtar, refer to the Company’s 2006 Annual Report on Form 10-K. In order to present a consistent quarter-over-quarter analysis of financial condition and results of operations, the Company is herein disclosing the incremental impact of its recent acquisition.
Net Sales:
Consolidated net sales of $350.3 million increased 16.5%, or $49.5 million, versus the third quarter of 2006. The Transtar acquisition added $65.0 million of net sales for the quarter and the remaining $285.3 million of net sales were $3.1 million, or 1.1%, higher than the same quarter of last year.
     Metals segment sales of $320.8 million were $48.7 million, or 17.9%, ahead of last year. Transtar’s sales accounted for nearly all of the 17.9% segment net sales increase versus 2006. Plastics segment net sales of $29.5 million were $0.8 million, or 2.8% higher than the third quarter of 2006. Plastic material prices were 4.2% higher than last year, but volume was 1.3% lower. The Plastics business has not enjoyed any significant sized order in 2007 and overall volume across their markets was relatively flat.
Cost of Materials:
Consolidated third quarter 2007 costs of materials (exclusive of depreciation) increased $38.3 million, or 17.8%, to $253.1 million. The acquisition of Transtar contributed $33.2 million of the increase. The balance of the increase was primarily due to higher material costs from suppliers, typically in the form of surcharges. Material costs for the third quarter were 72.3% of sales as compared to 71.4% in the third quarter of 2006. Increased material prices from suppliers in the form of surcharges are passed on to larger program customers, or customers purchasing under a contractual agreement, at cost, resulting in higher material costs as a percent of net sales.
Other Operating Expenses and Operating Income:
Consolidated operating expenses in the third quarter of 2007 were $74.9 million, or 21.4% of sales compared to $60.2 million, or 20.0% of sales last year. Transtar added $11.1 million of the $14.7 million increase.
     Consolidated operating income for the quarter was $22.3 million, or 6.4% of sales versus prior year of $25.8 million, or 8.6% of sales. Competitive price pressures have resulted in softer margins, driving the operating income decline.
Other Income and Expense, Income Taxes and Net Income:
Equity in earnings of joint venture was $1.4 million for the third quarter of 2007, or $0.4 million higher than the same period last year due to a recent acquisition by the joint venture.
     Financing costs, consisting primarily of interest expense, were $2.7 million in the third quarter of 2007 which was $0.8 million higher than the same period in 2006. The primary driver of higher interest expense was the Company’s increased working capital requirements.
     Consolidated net income applicable to common stock was $12.9 million, or $0.57 per diluted share, in the third quarter of 2007 versus a consolidated net income applicable to common stock of $15.3 million, or $0.82 per diluted share, in the corresponding period of 2006. Weighted average diluted shares outstanding increased 20.7% to 22,847 as compared to 18,932 shares for the third quarter of 2006. The increase in weighted average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007.

Results of Operations: Nine Months 2007 Comparisons to Nine Months 2006
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2007 and 2006 (dollars in millions):

	Nine Months Ended
	September 30,		Fav/(Unfav)
	2007	2006	$ Change	% Change

Net Sales
Metals	$1,010.8	$767.5	$243.3	31.7%
Plastics	87.5	88.1	(0.6)	(0.7)%

Total Net Sales	$1,098.3	$855.6	$242.7	28.4%

Cost of Materials
Metals	$733.5	$547.5	$185.9	34.0%
% of Metals Sales	72.6%	71.3%		(1.3)%
Plastics	59.3	58.6	0.7	1.2%
% of Plastics Sales	67.8%	66.5%		(1.3)%

Total Cost of Materials	$792.8	$606.1	$186.7	30.8%
% of Total Net Sales	72.2%	70.8%		(1.4)%

Other Operating Costs and Expenses
Metals	$193.4	$144.2	$49.2	34.1%
Plastics	24.0	22.8	1.2	5.3%
Other	7.6	6.9	0.7	10.1%

Total Other Operating Costs & Expense	$225.0	$173.9	$51.1	29.4%
% of Total Net Sales	20.5%	20.3%		(0.2)%

Operating Income (Loss)
Metals	$83.9	$75.8	$8.1	10.7%
% of Metals Sales	8.3%	9.9%		(1.6)%
Plastics	4.2	6.7	(2.5)	(37.3)%
% of Plastics Sales	4.8%	7.6%		(2.8)%
Other	(7.6)	(6.9)	(0.7)	(10.1)%

Total Operating Income	$80.5	$75.6	$4.9	6.5%
% of Total Net Sales	7.3%	8.8%		(1.5)%
“Other” – Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the Metals and Plastics segments of the Company.
Net Sales:
Nine month 2007 consolidated net sales of $1,098.3 million were $242.7 million, or 28.4%, higher than last year. Excluding Transtar, net sales through the third quarter of $887.9 million were $50.9 million, or 6.1% ahead of last year.
     Metal segment sales of $1,010.8 million were $243.3 million, or 31.7%, ahead of last year. The Transtar acquisition added $191.8 million of sales for the first nine months of 2007, or 25.0% of the total 31.7% revenue increase compared to last year. Excluding the acquisition, metal price levels were higher than the first nine months of 2006, more than offsetting the effects of lower overall volume for the balance of the Metals segment.

     Plastic segment sales for the quarter of $87.5 million were $0.6 million lower than 2006. Plastics material prices increased 2.3%, but volume was 2.8% lower than the corresponding period of last year, largely due to slower demand across the industry.
Cost of Materials:
Consolidated costs of materials (exclusive of depreciation) for the nine months ended September 30, 2007 increased $186.7 million, or 30.8%, to $792.8 million. The acquisition of Transtar contributed $136.3 million of the increase. The balance of the increase was primarily due to higher material costs from suppliers, typically in the form of surcharges. Material costs for the first nine-months of 2007 were 72.2% of net sales as compared to 70.8% in 2006. Increased material prices from suppliers in the form of surcharges are passed on to larger program customers, or customers purchasing under a contractual agreement, at cost, resulting in higher material costs as a percent of sales.
Other Operating Expenses and Operating Income:
Year-to-date consolidated operating expense of $225.0 million included a $1.4 million charge for the write-off of the Company’s former business systems. This charge was triggered by the Company’s decision to implement the Oracle ERP system. The increase in operating expenses as compared to the first nine months of 2006 was primarily due to the Transtar acquisition.
     Consolidated operating profit of $80.5 million, or 7.3% of sales, was $4.9 million higher than last year.
Other Income and Expense, Income Taxes and Net Income:
Joint venture equity earnings for the first nine months of 2007 of $3.7 million were $0.4 million higher than 2006.
     Financing costs, which consist primarily of interest expense, were $11.2 million for the first nine months of 2007 and were $7.2 million higher than the same period in 2006.
     Year-to-date consolidated net income (after preferred dividends of $0.6 million) was $44.5 million, or $2.14 per diluted share, versus $45.2 million, or $2.45 per diluted share, for the same period in 2006. Weighted average diluted shares outstanding increased 12.5% to 21,092 for the nine month period ended September 30, 2007 as compared to 18,742 shares for the same period in 2006. The increase in weighted average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007.
Critical Accounting Policies:
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”. See Note 12 to the consolidated financial statements for more information regarding the Company’s adoption of FIN 48. There have been no other changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The Company realized net proceeds from the equity offering of $92.9 million. The proceeds were used to permanently repay the $27.0 million outstanding balance on the U.S. Term Loan and reduce current outstanding borrowings and accrued interest under its U.S. Revolver by $66.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

     Cash from operating activities for the first nine months of 2007 was $24.6 million, primarily driven by decreased working capital requirements. Receivable days outstanding were 46.6 days at the end of the third quarter of 2007 as compared to 47.3 days at the end of the fourth quarter of 2006. Total receivables increased due to higher sales. Inventory DSI (days sales in inventory) was 140.1 days at the end of the third quarter of 2007 versus a DSI of 129.2 days at the end of the fourth quarter of 2006. The increase in inventory levels are primarily in the Company’s nickel and aluminum products that support the aerospace and oil and gas markets.
     Available revolving credit capacity is primarily used to fund working capital needs. As of September 30, 2007, the Company had outstanding borrowings of $45.0 million under its U.S. Revolver and had availability of $117.6 million. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Revolver and availability of $9.9 million at September 30, 2007.
     The Company paid cash dividends to its shareholders of $0.18 per common share, or $3.4 million, through September of 2007. The Company also paid $0.6 million in preferred stock dividends through May of 2007. The preferred stock was converted and sold by the shareholders as part of the secondary equity offering. The $0.6 million preferred stock dividend was comprised of $0.3 million in cash and $0.3 million in shares of common stock.
     Capital expenditures through September of 2007 were $13.2 million, including $4.8 million for the Company’s on-going Oracle ERP implementation.
     The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next five years and thereafter are summarized below (dollars in thousands):

Year ending December 31,

2007 (for the three months October 1, 2007 to December 31, 2007)	$6,247
2008	7,035
2009	10,509
2010	7,256
2011	7,674
2012 and beyond	35,266

Total debt	$73,987

     As of September 30, 2007, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
     The Company expects working capital requirements to decline over the balance of 2007, resulting in increased favorable cash flows from operations. Favorable operating cash flow will fund the Company’s ongoing capital expenditure programs and debt obligations.
Commitments and Contingencies
At September 30, 2007, the Company had $5.9 million of irrevocable letters of credit outstanding which primarily consisted of $3.6 million in support of the outstanding industrial revenue bonds and $2.1 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934) as of the end of the period covered by this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar Value) of
	(a) Total Number	(b) Average Price	of Shares (or	Shares (or Units)
	of Shares (or	Paid per	Units) Purchased	that May Yet Be
Period	Units) Purchased	Share (or Unit)	as Part of	Purchased
			Publicly Announced	(Under the Plans
			Plans or Programs	or Programs)

July 1 – July 31	—	—	—	—

August 1 – August 31	—	—	—	—

September 1 – September 30	—	—	—	—

Total	—	—	—	—

Item 6. Exhibits
Exhibit 31.1 Certification Pursuant to Section 302 by CEO
Exhibit 31.2 Certification Pursuant to Section 302 by CFO
Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

Date: November 2, 2007	By:	/s/ Patrick R. Anderson

Patrick R. Anderson

Vice President – Controller and Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)