Form 10-K
period 2007-12-31
CASTLE A M & CO
filed 2008-03-10
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File Number: 1-5415
A. M. CASTLE & CO.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 455-7111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $0.01 par value	New York Stock Exchange
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $568,838,639.
The number of shares outstanding of the registrant’s common stock on March 7, 2008 was 22,102,367 shares.
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
Business and Markets
The Company is a specialty metals and plastics distribution company serving principally the North American market, but with a significantly growing global presence. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment sector of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining and heavy earth moving equipment manufacturing industries as well as general engineering applications.
     In September 2006, the Company acquired Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. Transtar is a leading supplier of high performance aluminum alloys to the aerospace and defense industries, supporting the on-going requirements of those markets with a broad range of inventory, processing and supply chain services. As a result of the acquisition, the Company has increased its access to aerospace customers and avenues to cross-sell its other products into this growth market. The acquisition also provides the Company the benefits of deeper access to certain inventories and purchasing synergies, as well as provides the Company an existing platform to sell to markets in Europe and other international markets.
     The Company purchases metals and plastics from many producers. Satisfactory alternative sources are available for all inventory purchased by the Company and the business of the Company would not be adversely affected in a material way by the loss of any one supplier.
     Purchases are made in large lots and held in distribution centers until sold, usually in smaller quantities and often with some value-added processing services performed. The Company’s ability to provide quick delivery, frequently overnight, of a wide variety of specialty metals and plastic products, along with its processing capabilities, allow customers to lower their own inventory investment by reducing their need to order the large quantities required by producing mills or their need to perform additional material processing services. In connection with certain customer programs, principally in the aerospace and defense market, the Company’s sales and purchases are covered by long-term contracts and commitments.
     Approximately 90% of 2007’s consolidated net sales included materials shipped from Company stock. The materials required to fill the balance of sales were obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Deliveries are made principally by leased trucks. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.
     The Company encounters strong competition both from other metals and plastics distributors and from large distribution organizations, some of which have substantially greater resources.
     Metal service centers act as supply chain intermediaries between primary metal producers, which necessarily deal in bulk quantities of metals in order to achieve economies of scale, and end-users in a variety of industries that require specialized metal products in significantly smaller quantities. Service centers manage the differences in lead times that exist in the supply chain. While OEMs and other customers often demand delivery within hours, the lead time required by primary metal producers can be as long as several months. Metal service centers also provide value to their customers by aggregating purchasing, providing warehousing and distribution services, and by processing metals to meet specific customer needs often with little or no further modification. According to Purchasing.com, metal service centers buy, hold, process and resell about 35% of all the metals used in the U.S. and Canada each year. The U.S. and Canadian metals distribution industry generated $126.5 billion in 2006 sales, 10% higher than the $115 billion in 2005 and 49% higher than the $85 billion of 2004.
     In order to capture scale efficiencies and remain competitive, many primary metal producers are consolidating their operations and focusing on their core production activities. These producers have increasingly outsourced metals distribution and inventory management to metals service centers.

     This process of outsourcing allows them to work with a relatively small number of intermediaries rather than many end customers. As a result, metals service centers are now providing a range of services for their customers, including metal purchasing, processing and supply chain management services. According to Purchasing.com, as of May 2006, over 360,000 North American OEMs, contractors and fabricators purchase some or all of their metal requirements from metals service centers.
     These end users of metal products benefit from the inventory management and just-in-time delivery capabilities of metals service centers, which enable them to reduce inventory and labor costs and to decrease capital requirements. These services, which help end users optimize production, are not generally provided by the primary producers.
     At December 31, 2007, the Company had 1,945 full-time employees in its operations throughout the United States, Canada, Mexico, France and the United Kingdom. Of these, 289 are represented by collective bargaining units, principally the United Steelworkers of America.
Business Segments
The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered reportable segments according to the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly in the Company’s various public filings. Neither of the Company’s reportable segments has any unusual working capital requirements.
     In 2007, the Metals segment accounted for approximately 92% of the Company’s revenues, and its Plastics segment the remaining 8%. The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. In the last three years, the percentages of total sales of the two segments were approximately as follows:

	2007	2006	2005

Metals	92%	90%	89%
Plastics	8%	10%	11%

	100%	100%	100%
Metals Segment
In its Metals business, the Company’s market strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very tight specifications. Core products include nickel alloys, aluminum, stainless steels and carbon. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bars, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, distribution centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, cut-to-length levelers and sheet shearing equipment.
     The Company’s primary metals distribution center and corporate headquarters is located in Franklin Park, Illinois. This center serves metropolitan Chicago and a nine-state area. In addition, there are 51 distribution centers in various other cities in North America and Europe (see Item 2).
     Our customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms. The coast-to-coast network of metal service centers within North America provides next-day delivery to most of the segment’s markets, and two-day delivery to virtually all of the rest.
Plastics Segment
The Company’s Plastics segment consists exclusively of Total Plastics, Inc. (“TPI”), a wholly-owned subsidiary headquartered in Kalamazoo, Michigan. This segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut-to-length, cut-to-shape, bending and forming according to customer specifications.
     The Plastics segment’s diverse customer base consists of companies in the retail (point-of-

purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. TPI has locations throughout the upper Northeast and Midwest portions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Co., a Midwest metals distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, special bar quality and stainless bars. The Company’s equity in the earnings from this joint venture is reported separately in the Company’s consolidated statement of operations.
Access to SEC Filings
The Company makes available free of charge on or through its Web site at www.amcastle.com the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”).
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
Our future operating results depend on a number of factors beyond our control, such as the prices for metals and plastics, which could cause our results to be adversely affected.
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
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industries, specifically the aerospace and oil and gas industries. As a result, there is some risk that adverse business conditions in these industries could be detrimental to our sales. We are also particularly sensitive to market trends in the manufacturing sector of the North American economy.
We may not be able to realize the benefits we anticipate from our acquisitions.
We may not be able to realize the benefits we anticipate from our acquisitions. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of the acquired businesses. Factors that could affect our ability to achieve these benefits include:
•	difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;

•	the failure of the acquired businesses to perform in accordance with our expectations;
•	failure to achieve anticipated synergies between our business units and the acquired businesses; and
•	the loss of the acquired businesses’ customers.
The presence of any of the above factors individually or in combination could result in future impairment charges against the assets of the acquired business.
If the acquired businesses do not operate as we anticipate, it could adversely affect our business, financial condition and results of operations. As a result, there can be no assurance that the acquisitions will be successful or will not, in fact, adversely affect our business.
A substantial portion of our sales are concentrated in the aerospace and oil and gas industries, and thus our financial performance is highly dependent on the conditions of those industries.
A substantial portion of our sales are concentrated with customers in the aerospace and oil and gas industries. The aerospace and oil and gas industries tend to be highly cyclical, and capital spending by airlines, aircraft manufacturers, governmental agencies and defense contractors may be influenced by a variety of factors including current and predicted traffic levels, aircraft fuel pricing, labor issues, competition, the retirement of older aircraft, regulatory changes, the issuance of contracts, terrorism and related safety concerns, general economic conditions, worldwide airline profits and backlog levels. Additionally, a significant amount of work that we perform under contract in these industries tends to be for a few large customers. A reduction in capital spending in the aerospace or defense industries could have a significant effect on the demand for our products, which could have an adverse effect on our financial performance or results of operations.
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
The Company generally does not enter into long-term contracts to purchase metals. Accordingly, if for any reason our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our business could suffer. Unforeseen disruptions in our supply bases could materially impact our ability to deliver products to customers. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel, metals and plastics producers. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our revenues and profitability.
Our industry is highly competitive, which may force us to lower our prices and may have an adverse effect on net income.
The principal markets that we serve are highly competitive. Competition is based principally on price, service, quality, processing capabilities, inventory availability and timely delivery. We compete in a highly fragmented industry. Competition in the various markets in which we participate comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources than we do and some of which have more established brand names in the local markets we serve. We also compete to a lesser extent with primary metals producers who typically sell to very large customers requiring shipments of large volumes of metal. Increased competition could force us to lower our prices or to offer increased services at a higher cost to us, which could reduce our operating profit and net income.

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
A disruption in our information technology systems could impact our ability to report our financial performance.
We are in the process of implementing new ERP systems and any significant disruption relating to our current or new information technology systems may have an adverse affect on the Company’s ability to conduct business in its normal course or report its financial performance in a timely manner.
We operate in international markets, which expose us to a number of risks.
We serve and operate in certain international markets, which expose us to political, economic and currency related risks. We operate in Canada, Mexico, France and the United Kingdom, with limited operations in Singapore. An act of war or terrorism could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse effect on our operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
289 of our employees are unionized, which represented 14.9% of our employees at December 31, 2007, including those employed at our primary distribution center in Franklin Park. We cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our results of operations.
We could incur substantial costs in order to comply with, or to address any violations under, environmental and employee health and safety laws, which could significantly increase our operating expenses and reduce our operating income.
Our operations are subject to various environmental statutes and regulations, including laws and regulations governing materials we use. In addition, certain of our operations are subject to international, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Currently unknown cleanup obligations at these facilities, or at off-site locations at which materials from our operations were disposed, could result in future expenditures that cannot be currently quantified but which could have an adverse effect on our financial position, results of operations or cash flows.
Antidumping and other duties could be imposed on us, our suppliers and our products.
The imposition of an antidumping or other increased duty on any products that we import could have an adverse effect on our financial condition. For example, under United States law, an antidumping duty may be imposed on any imports if two conditions are met. First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value. Second, the International Trade Commission (the “ITC”), must determine that a United States industry is materially injured or threatened with material injury by reason of the imports. The ITC’s determination of injury involves a two-pronged inquiry: first, whether the industry is materially injured and second, whether the dumping, and not other factors, caused the injury. The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment and utilization of production capacity.
Increases in energy prices would increase our operating costs and we may be unable to pass these increases on to our customers in the form of higher prices, which may reduce our profitability.
We use energy to process and transport our products. Our operating costs increase if energy costs, including electricity, gasoline and natural gas, rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we do not hedge our exposure to higher prices via energy futures contracts. Increases in energy prices will increase our operating costs and may reduce our profitability if we are unable to pass the increases on to our customers.
We may not be able to retain or expand our customer base if the United States manufacturing industry continues to relocate production operations outside the U.S.
Our customer base primarily includes manufacturing and industrial firms in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions to locations outside the United States. Some customers have closed their businesses as they were unable to compete successfully with foreign competitors. Although we have facilities in Canada, Mexico, France, the United Kingdom and Singapore, the majority of our facilities are located in the United States. To the extent our customers close or relocate operations to locations where we do not have a presence, we could lose all or a portion of their business.
Any prolonged disruption of our processing centers could adversely affect our business.
We have dedicated processing centers that permit us to produce standardized products in large volumes while maintaining low operating costs. Any prolonged disruption in the operations of any of our facilities, whether due to labor or technical difficulties, destruction or damage to any of the facilities or otherwise, could adversely affect our business and results of operations.
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
If any of the products we sell cause harm to any of our customers, we could be exposed to product liability lawsuits. If we were found liable under product liability claims, we could be required to pay substantial monetary damages. Further, even if we successfully defended ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims and our reputation could suffer, any of which could adversely affect our business.
ITEM 1B — Unresolved SEC Staff Comments
     None
ITEM 2 — Properties
The Company’s principal executive offices are located in its Franklin Park facility near Chicago, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, some of which are owned, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet
Metals Segment
Bedford Heights, Ohio	374,400
Birmingham, Alabama	76,000
Charlotte, North Carolina	116,500
Dallas, Texas	78,000
Edmonton, Alberta	38,300	(1)
Fairfield, Ohio	166,000	(1)
Franklin Park, Illinois	522,600
Hammond, Indiana (H-A Industries)	243,000	(1)
Houston, Texas	109,100
Kansas City, Missouri	118,000	(1)
Kent, Washington	31,100	(1)
Minneapolis, Minnesota	65,200
Mississauga, Ontario	60,000	(1)
Monterrey, Mexico	55,000	(1)
Montreal, Quebec	38,760	(1)
Paramount, California	155,500	(1)
Philadelphia, Pennsylvania	71,600
Riverdale, Illinois	115,000	(1)
Saskatoon, Saskatchewan	15,000	(1)
Stockton, California	60,000	(1)
Twinsburg, Ohio	120,000	(1)
Wichita, Kansas	58,800	(1)
Winnipeg, Manitoba	50,000
Worcester, Massachusetts	56,000
Kennesaw, Georgia	87,500	(1)
Orange, Connecticut	32,144	(1)
Orange, Connecticut	25,245	(1)
Dallas, Texas	74,880	(1)
Torrance, California	12,171	(1)
Gardena, California	33,435	(1)
Gardena, California	117,000	(1)
Wichita, Kansas	42,000	(1)
Wichita, Kansas	48,000	(1)
Kent, Washington	65,000	(1)

	Approximate
	Floor Area in
Locations	Square Feet

Europe
Montoir de Bretagne, France	25,600	(1)
Letchworth, England	40,000	(1)

China
Shanghai, China	45,700	(1)

Sales Offices (1)
Cincinnati, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Tulsa, Oklahoma

Total Metals Segment	3,442,535

Plastics Segment
Baltimore, Maryland	24,000	(1)
Cleveland, Ohio	8,600	(1)
Cranston, Rhode Island	14,990	(1)
Detroit, Michigan	22,000	(1)
Elk Grove Village, Illinois	22,500	(1)
Fort Wayne, Indiana	9,600	(1)
Grand Rapids, Michigan	42,500
Harrisburg, Pennsylvania	13,900	(1)
Indianapolis, Indiana	13,500	(1)
Kalamazoo, Michigan	81,000	(1)
Knoxville, Tennessee	16,530	(1)
Mt. Vernon, New York	30,000	(1)
New Philadelphia, Ohio	15,700	(1)
Pittsburgh, Pennsylvania	8,500	(1)
Rockford, Michigan	53,600	(1)
Tampa, Florida	17,700	(1)
Trenton, New Jersey	6,000	(1)
Worcester, Massachusetts	11,000

Total Plastics Segment	411,620

GRAND TOTAL	3,854,155

(1)	Leased: See Note 4 to the Company’s accompanying consolidated financial statements for information regarding lease agreements.

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
No items were submitted to a vote of security holders during the fourth quarter of fiscal 2007.
PART II
ITEM 5 —	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of March 3, 2008 there were approximately 1,124 shareholders of record and an estimated 4,205 beneficial shareholders. The Company paid $4.7 million and $4.1 million in cash dividends on its common stock in 2007 and 2006, respectively.
     See Part III, Item 11, “Executive Compensation” for information regarding comparison of five year cumulative total return.
     See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management”, for information regarding common stock authorized for issuance under equity compensation plans.
     The Company did not purchase any of its equity securities during the fourth quarter of 2007.
The following table sets forth for the periods indicated the range of the high and low stock price:

	2007		2006
	Low	High	Low	High

First Quarter	$22.72	$30.85	$22.16	$31.31
Second Quarter	$28.64	$38.10	$23.61	$44.25
Third Quarter	$26.23	$37.22	$25.34	$34.86
Fourth Quarter	$23.66	$37.18	$24.15	$34.20
ITEM 6 — Selected Financial Data

(dollars in millions, except per share data)	2007	2006	2005	2004	2003

For the year ended December 31,:
Net sales	$1,420.4	$1,177.6	$959.0	$761.0	$543.0
Net income (loss) (continuing operations)	51.8	55.1	38.9	15.4	(19.9)
Earnings (loss) per diluted share (continuing operations)	2.41	2.89	2.11	0.82	(1.32)
Cash dividends paid per common share	0.24	0.24	—	—	—
As of December 31:
Total assets	677.0	655.1	423.7	383.0	338.9
Long-term debt, less current portion	60.7	90.1	73.8	89.8	100.0
Total debt	86.5	226.1	80.1	101.4	108.3
Stockholders’ equity	385.1	215.9	175.5	130.4	113.7

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
EXECUTIVE OVERVIEW
2007 marked a number of major accomplishments for the Company including 1) record sales and second highest net income in the Company’s history, 2) completion of a secondary public equity offering, 3) a concurrent move to the New York Stock Exchange (“NYSE”), 4) the continuing integration of Transtar Metals (“Transtar”), acquired in late 2006, and 5) realignment of the commercial leadership within our Metals segment into four end-market focused teams — Castle Metals, Castle Metals Aerospace, Castle Metals Oil and Gas, and Castle Metals Plate. In addition, the Company embarked upon an Oracle Enterprise Resource Planning (“ERP”) system implementation, as well as completed a lean engineering initiative at its flagship Franklin Park, Illinois facility. Finally, in January 2008 the Company completed a strategic acquisition of Metals UK Group, a distributor and processor of specialty metals with 2007 revenues of $72 million.
     The Company achieved record sales of $1,420.4 million in 2007, which was an increase of $242.8 million, or 20.6% versus 2006. The acquisition of Transtar contributed $191.7 million of the total net sales increase. Excluding Transtar, the Company experienced increased material prices, accounting for 13.1% of the sales growth, while overall volume declined 8.4%. Softer market conditions in certain markets resulted in reduced volumes and increased competitive pressure on pricing and margins, especially in the second half of the year. Regardless of these market dynamics, the Company achieved its second highest net income in its 117 year history, just falling short of its record net income performance in 2006.
     In May, 2007, the Company completed a secondary public offering of 5,000,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,347,826 plus an additional 652,174 to cover over-allotments. Selling stockholders sold 2,000,000 shares. The Company realized net proceeds from the equity offering of $92.9 million, which were used to accelerate the repayment of debt incurred to fund the acquisition of Transtar in late 2006. The equity offering proceeds combined with strong cash earnings drove the debt to total capital ratio to pre-Transtar acquisition levels. At December 31, 2007, the Company’s debt to total capital ratio was 18.3% compared to 51.2% at the end of 2006, providing an excellent capital structure to continue to fund its growth plans for the future.
     Concurrent with the equity offering, the Company moved to the NYSE which resulted in enhanced independent research analyst coverage and increased investor interest. The combination of the equity offering and the move to the NYSE resulted in average daily trading volume of the Company’s common stock nearly doubling, creating additional investment and trading opportunities that were not previously available to existing shareholders or other interested investors.
     In 2007, the Company continued to move forward in its integration of Transtar, creating a commercial team and product focus specifically for the needs of the aerospace and defense industry. Approximately one-third of the Company’s total revenue base is now in direct strategic alignment with this global industry which is believed to have continued strong growth potential into the future.

     In late 2007, the Company aligned the balance of its Metals business commercial leadership into other targeted end-market focused teams. In addition to aerospace (Castle Metals Aerospace) there are commercial organizations focused on the oil and gas business (Castle Metals Oil and Gas); the carbon, alloy and stainless plate business (Castle Metals Plate) with a focus on the heavy equipment and infrastructure markets and the bar and tubing business (Castle Metals) with a focus on the application of highly engineered products into the broad manufacturing markets. The Company believes that having a deep, focused understanding of certain key markets and the products, processing and services that those markets demand will help differentiate the Company and accelerate its growth. These commercial organizations will be supported by shared corporate services, and most significantly, a new Oracle ERP system.
     As the Company increasingly began to expand its international presence and capabilities, it became clear that it needed to upgrade its business technology. Hence, in 2007, the Company embarked upon an Oracle ERP business project to install this powerful platform across its entire Metals segment. By the end of 2007, the design phase of the project was completed and the testing and training were well advanced. The Company anticipates having the system installed across most of its Metals business by the end of 2008. The system will improve the Company’s ability to manage large OEM and program customer and supply chain requirements. The Company also expects further integration of the back office support functions of its previously acquired entities once the system implementation is completed.
     Finally, late in 2007, the Company completed a significant “lean engineering” project at its largest service center located in Franklin Park, Illinois. The changes within this key distribution hub are expected to improve employee safety, productivity and overall service levels to customers and meet the inventory management and material processing needs of the Company’s other facilities within the internal supply chain network The project successfully freed up valuable floor space allowing the Company to transfer the complete inventory and management of a nearby tubing facility, resulting in the full closure of that operation in early 2008.
     All of these initiatives were part of the early execution of the Company’s long-term strategy to become the foremost provider of specialty products and services and specialized supply chain solutions to targeted global industries.
Recent Market and Pricing Trends
In 2007, the Company experienced softer overall demand, but material prices remained at historically higher levels in most product lines. Aerospace and oil and gas demand remained at high levels in comparison, but the balance of the Metals business exhibited softer demand coming off record high levels of activity in 2006. On average, material pricing was higher than in 2006, but there were some volatile swings throughout the year, especially in nickel and stainless products Operating margins were impacted by the softer market conditions resulting in lower demand and increased competitive pricing pressure as the year progressed.
     Even though the build rates for commercial aircraft were strong, demand and margins for specialty aerospace grade aluminum plate were compressed, especially in the second half of the year. This was due to an over supply of the product throughout the entire supply chain. Aerospace aluminum plate was in short supply in 2006 and many manufacturers purchased as much product as they could obtain. In 2007, and more specifically the second half, the product was in oversupply due to the increased production capacity at the mills, the announced production delays of the Airbus 380 (“A 380”) and Joint Strike Fighter (“JSF”) programs and the excess inventories being held throughout the supply chain. Margins will remain depressed until these excess inventories are utilized, but subsequently could increase as build rates in the A 380, JSF, and other programs increase.
     The Company’s Plastics segment reported 0.5% sales growth in 2007. Volume decreased 2.3%, but material price increases more than offset the volume decline resulting in the year-over-year sales growth.
Current Business Outlook
Historically, management has used the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. Table 1 below shows PMI trends from the first quarter of 2005 through the fourth quarter of 2007. Generally, it is considered that an index above 50.0 indicates continuing growth in the manufacturing sector of the U.S. economy. As the data indicates, the index experienced a slight decline in the fourth quarter 2007.

Table 1

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2005	55.3	52.1	54.3	56.0
2006	54.7	54.1	52.9	50.8
2007	50.5	53.0	51.3	49.6
     An unfavorable 2007 year-end PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a lower level in the near-term. Although the PMI does offer some insight, management typically relies on its relationships with the Company’s supplier and customer base to assess continuing demand trends. As of December 31, 2007, these other indicators generally point to a reasonably healthy demand for the Company’s specialty products in 2008. In particular, products utilized in the aerospace, oil and gas, and mining industries continued to exhibit strong levels of demand in 2007 and management believes these industries will remain strong in 2008. These specific markets now represent more than half of the Company’s total revenue stream. The outlook on demand for the balance of the Company’s end markets is less predictable. However, the Company continued to expand its international presence with the recent acquisition of Metals UK Group in early 2008 and announced the early second quarter 2008 start-up of its Shanghai, China service center. As the Company expands internationally, it becomes less reliant upon the North American manufacturing economy.
     Average metals pricing, in the aggregate, for the products the Company sells increased 14.2% versus 2006. Management believes that the ongoing consolidation of metal producers has resulted in better material price discipline through enhanced matching of material supply with global demand. The Company believes that this will result in more stable metal pricing throughout the steel industry
     Material pricing and demand in both the metals and plastics segments of the Company’s business have historically proven to be difficult to predict with any degree of accuracy. However, two of the areas of the U.S. economy which are currently experiencing significant decline, the automotive and residential construction markets, are areas in which the Company’s market presence is minimal. The Company has also not seen any effect of the recent credit market squeeze resulting from the residential mortgage lending crisis in its demand for products and services or in its own credit or lending structure.
RESULTS OF OPERATIONS: YEAR-TO-YEAR COMPARISONS AND COMMENTARY
Our discussion of comparative period results is based upon the following components of the Company’s consolidated statements of operations.
Net Sales —The Company derives its revenues from the sale and processing of metals and plastics. Pricing is established with each customer order and includes charges for the material, processing activities and delivery. The pricing varies by product line and type of processing. From time-to-time the Company will enter into long-term fixed price arrangements with a customer while simultaneously obtaining a similar agreement with its suppliers. Such long-term fixed price arrangements are more typical of customers in the aerospace and defense markets.
Cost of Materials — Cost of materials consists of the costs we pay suppliers for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are included in other operating costs and expenses discussed below. The Company accounts for inventory primarily on a last-in-first-out (“LIFO”) basis. LIFO adjustments are calculated as of December 31 of each year. Interim estimates of the year-end LIFO charge or credit are determined based on inflationary or deflationary purchase cost trends, estimated year-end inventory levels and projected inventory mix. Interim LIFO estimates may require significant year-end adjustment.
Other Operating Costs and Expenses — Other operating costs and expenses primarily consist of (1) warehouse, processing and delivery expenses, which include occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs; (2) selling expenses, which include compensation and employee benefits for sales personnel, (3) general and administrative expenses, which include compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance; and (4) depreciation and amortization expenses, which include depreciation for all owned property and equipment, and amortization of various intangible assets.
2007 Results Compared to 2006
Consolidated results by business segment are summarized in the following table for years 2007 and 2006.
Operating Results by Segment (dollars in millions)

	Year Ended December 31,		Fav / (Unfav)
	2007	2006	$ Change	% Change

Net Sales
Metals	$1,304.8	$1,062.6	$242.2	22.8%
Plastics	115.6	115.0	0.6	0.5%

Total Net Sales	$1,420.4	$1,177.6	$242.8	20.6%

Cost of Materials
Metals	$954.4	$762.3	$192.1	25.2%
% of Metals Sales	73.1%	71.7%		(1.4)%
Plastics	78.0	76.9	1.1	1.4%
% of Plastics Sales	67.5%	66.9%		(0.6)%

Total Cost of Materials	$1,032.4	$839.2	$193.2	23.0%
% of Total Sales	72.7%	71.3%		(1.4)%

Other Operating Costs and Expenses
Metals	$256.0	$205.3	$50.7	24.7%
Plastics	32.7	30.8	1.9	6.2%
Other	8.6	9.8	(1.2)	(12.2)%

Total Other Operating Costs & Expenses	$297.3	$245.9	$51.4	20.9%
% of Total Sales	20.9%	20.9%		0.0%

Operating Income
Metals	$94.4	$95.0	$(0.6)	(0.6)%
% of Metals Sales	7.2%	8.9%		(1.7)%
Plastics	4.9	7.3	(2.4)	(32.9)%
% of Plastics Sales	4.2%	6.3%		(2.1)%
Other	(8.6)	(9.8)	1.2	12.2%

Total Operating Income	$90.7	$92.5	$(1.8)	(1.9)%
% of Total Sales	6.4%	7.9%		(1.5)%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated 2007 net sales for the Company were a record $1,420.4 million, an increase of $242.8 million, or 20.6%, versus 2006. The acquisition of Transtar, in September 2006, contributed $191.7 million of the total net sales increase. Material price increases accounted for 13.1% of the growth, excluding Transtar, with lower volume accounting for a 7.5% reduction in year-over-year sales volume.
     Metals segment sales during 2007 of $1,304.8 million were 22.8% or $242.2 million higher than 2006. Transtar accounted for $191.7 million or 79.1% of the increase. Material price increases accounted for 14.2% of the growth, excluding Transtar, with volume and product mix accounting for the balance of the year-over-year sales change.
     Plastics segment sales during 2007 of $115.6 million were 0.5% or $0.6 million higher than 2006. Volume decreased approximately 2.3% during 2007, but material price increases more than offset the volume decline.

Cost of Materials:
Consolidated 2007 cost of materials (exclusive of depreciation and amortization) increased $193.2 million, or 23.0%, to $1,032.4 million. The acquisition of Transtar contributed $139.3 million of the material cost increase. The balance of the increase reflected higher metal costs from suppliers and mix of products sold. Cost of materials was 72.7% of sales for 2007 versus 71.3% in 2006, reflecting a more competitive pricing environment due to lower demand levels across most markets.
Other Operating Expenses and Operating Income:
On a consolidated basis, other operating costs and expenses increased $51.4 million, or 20.9%, over 2006 due to the inclusion of Transtar’s incremental operating expenses of $43.9 million and in support of the Company’s ERP implementation and its lean operations initiatives. However, other operating expense remained unchanged as a percent of sales at 20.9% for both 2007 and 2006.
     2007 operating income of $90.7 million was $1.8 million, or 1.9%, lower than last year. The Company’s 2007 operating profit margin (defined as operating income divided by net sales) decreased to 6.4% from 7.9% in 2006, largely due to competitive market pricing and softer demand.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $12.9 million in 2007, an increase of $4.6 million versus 2006, primarily due to the debt financing of the Transtar acquisition. The acquisition debt incurred remained on the Company’s financial statements until June, 2007 when it was repaid with proceeds from the Company’s secondary public equity offering. (See “Liquidity and Capital Resources” discussion below).
     Income tax expense decreased to $31.3 million from $33.3 million in 2006 due to lower taxable earnings. The effective tax rate was 40.2% in 2007 and 39.6% in 2006.
     Equity in earnings of the Company’s joint venture, Kreher Steel, was $5.3 million in 2007, $1.0 million higher than 2006, due largely to the joint venture’s acquisition of an Oklahoma-based metal distribution company in April 2007.
     Consolidated net income (after preferred dividends of $0.6 million) was $51.2 million, or $2.41 per diluted share, versus $54.2 million, or $2.89 per diluted share, for the same period in 2006. Weighted average diluted shares outstanding increased 13.0% to 21.5 million for the year-ended December 31, 2007 as compared to 19.1 million shares for the same period in 2006. The increase in average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007. The equity offering had a $0.30 per share dilutive impact on fiscal year 2007 earnings.

2006 Results Compared to 2005
Consolidated results by business segment are summarized in the following table for years 2006 and 2005.
Operating Results by Segment (dollars in millions)

	Year Ended December 31,		Fav / (Unfav)

	2006	2005	$ Change	% Change

Net Sales
Metals	$1,062.6	$851.3	$211.3	24.8%
Plastics	115.0	107.7	7.3	6.8

Total Net Sales	$1,177.6	$959.0	$218.6	22.8%

Cost of Materials
Metals	$762.3	$603.9	$(158.4)	(26.2)%
% of Metals Sales	71.7%	70.9%		(0.8)%
Plastics	76.9	73.3	(3.6)	(4.9)%
% of Plastics Sales	66.9%	68.1%		1.2%

Total Cost of Materials	$839.2	$677.2	$(162.0)	(23.9)%
% of Total Sales	71.3%	70.6%		(0.7)%

Other Operating Costs and Expenses
Metals	$205.3	$172.0	$(33.3)	(19.4)%
Plastics	30.8	28.9	(1.9)	(6.5)
Other	9.8	9.7	(0.1)	—

Total Other Operating Costs & Expenses	$245.9	$210.6	$(35.3)	(16.8)%
% of Total Sales	20.9%	22.0%		1.1%

Operating Income
Metals	$95.0	$75.3	$19.7	26.2%
% of Metals Sales	8.9%	8.8%		0.1%
Plastics	7.3	5.6	1.7	30.4%
% of Plastics Sales	6.3%	5.2%		1.1%
Other	(9.8)	(9.7)	(0.1)	(1.0)%

Total Operating Income	$92.5	$71.2	$21.3	29.9%
% of Total Sales	7.9%	7.4%		0.5%
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
     Metals segment sales during 2006 of $1,062.6 million were 24.8% or $211.3 million higher than 2005. Material price increases accounted for 8.8% of the growth with volume and product mix accounting for the balance of the year-over-year sales growth. The aerospace, oil and gas, mining and heavy equipment sectors were especially robust.
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
     2006 operating income of $92.5 million was $21.3 million, or 29.9%, ahead of 2005. Solid underlying demand strengthened the Company’s operating income. The Company’s 2006 operating profit margin (defined as operating income divided by net sales) increased to 7.9% from 7.4% in 2005.
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
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash generated from operations and the use of new equity and available borrowing capacity to fund working capital needs and growth initiatives.
     Net cash from operating activities in 2007 was $78.7 million, driven by strong earnings and decreased working capital requirements, and is significantly higher than the $31.4 million generated in 2006.
     In May, 2007, the Company completed a public offering of 5,000,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,347,826 plus an additional 652,174 to cover over-allotments. Selling stockholders sold 2,000,000 shares.
     The Company realized net proceeds from the equity offering of $92.9 million. All of the proceeds were used to repay the $27.0 million outstanding balance on the U.S. Term Loan and to reduce current outstanding borrowings and accrued interest under its U.S. Revolver by $66.2 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
     Receivable days outstanding were 45.9 days at December 31, 2007 as compared to 47.3 days at December 31, 2006, reflecting better collections and receivable mix. Average Inventory DSI (days sales in inventory) was 132.4 days for 2007 versus 116.7 days for 2006. The increase in 2007 inventory levels are primarily in the Company’s aluminum and nickel products that support growth in the aerospace and oil and gas sectors. Since June 2007, the Company has aggressively reduced its inventory by $40.0 million and continues to seek improvements in its turn rate on this investment.
     Available revolving credit capacity is primarily used to fund working capital needs. As of December 31, 2007, the Company had outstanding borrowings of $4.3 million under its U.S. Revolver and had availability of $158.8 million. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and had availability of $9.9 million.
     As of December 31, 2007, the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements.
     As of December 31, 2007, the Company had $12.1 million in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 6.35%. A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn. As of December 31, 2007, the Company had $18.7 million of short-term debt which includes the $12.1 million in trade acceptances, the $4.3 million revolver, and $2.3 million in Transtar foreign debt. See Note 9 to the accompanying consolidated financial statements for more information.
     In 2007, the Company paid $5.0 million in cash for preferred and common stock dividends. The Company also paid $0.3 million of preferred dividends in common stock. The preferred stock was voluntarily converted to common stock and the common stock was subsequently sold by the stockholders as part of the secondary equity offering in May 2007.

     In addition to its available borrowing capacity, management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs, fund future dividend payments and meet its debt obligations.
Capital Expenditures
Capital expenditures for 2007 were $20.2 million as compared to $12.9 million in 2006. During 2007, the expenditures included spending associated with the Company’s Oracle ERP implementation ($7.8 million), the lean operations re-engineering at the Company’s Franklin Park, Illinois facility ($1.0 million), and the consolidation of the Company’s Riverdale plant into Franklin Park ($0.8 million), along with routine equipment replacement and upgrades.
Contractual Obligations and Other Commitments:
The following table includes information about the Company’s contractual obligations that impact its short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations and is aggregated by type of contractual obligation. It includes the maturity profile of the Company’s consolidated long-term debt, operating leases and other long-term liabilities.
     At December 31, 2007, the Company’s contractual obligations, including estimated payments by period, were as follows: (dollars in thousands)

		Less	One to		More
		Than One	Three	Three to	Than Five
Payments Due In	Total	Year	Years	Five Years	Years

Long-Term Debt Obligations (excluding capital lease obligations)	$66,828	$6,412	$17,580	$15,678	$27,158
Interest Payments on Debt Obligations (a)	21,115	4,627	7,462	5,284	3,742
Capital Lease Obligations	921	625	188	108	—
Operating Lease Obligations	57,101	14,193	20,588	15,311	7,009
Purchase Obligations (b)	335,867	253,528	52,339	30,000	—
Other (c)	5,521	5,029	492	—	—

Total	$487,353	$284,414	$98,649	$66,381	$37,909

(a)	Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2007. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2007. Future interest rates may change, and therefore, actual interest payments could differ from those disclosed in the table above.

(b)	Purchase obligations consist of raw material purchases made in the normal course of business. The Company has a number of long-term contracts to purchase certain quantities of material with certain suppliers. In each case of such a long-term obligation, the Company has an irrevocable purchase agreement from its customer for the same amount of material over the same time period.

(c)	“Other” is comprised of 1) deferred revenues that represent commitments to deliver products and 2) obligations which are to be disclosed according to FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The FIN 48 obligations in the table above represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the FIN 48 obligations in the table above, approximately $1.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for interest of $0.1 million.
The above table does not include $15.7 million of other non-current liabilities recorded on the Consolidated Balance Sheets, as summarized in Notes 4 and 5 to the accompanying consolidated financial statements. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include the deferred gain on the sale of assets, which are principally the sale-leaseback transactions disclosed in Note 4 to the consolidated financial statements. The cash outflows associated with these transactions are included in the operating lease obligations above.
Pension Funding
The Company’s funding policy on its defined benefit pension plan is to satisfy the minimum funding requirements of Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2007, the Company does not anticipate making any cash contributions to the pension plans in 2008.
Off-Balance Sheet Arrangements
With the exception of letters of credit and operating lease financing on certain equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees to third parties.
     Obligations of the Company associated with its leased equipment are disclosed under the “Contractual Obligations and Other Commitments” section above.
     See Note 12 to the accompanying consolidated financial statements for more details on the Company’s outstanding letters of credit.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include amounts that are based on management’s estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The following is a description of the Company’s accounting policies that management believes require the most significant judgments and estimates when preparing the Company’s consolidated financial statements:
Revenue Recognition and Accounts Receivable — Revenue from the sales of products is recognized when the earnings process is complete and when the risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions.
     The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly level from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot be certain that the rate of future credit losses will be similar to past experience.
Inventory — Over ninety percent of the Company’s inventories are valued using the LIFO method. Under this method, the current value of materials sold is recorded as Cost of Materials rather than the actual cost in the order in which it was purchased. This means that older costs are included in inventory, which may be higher or lower than current replacement costs. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals or plastics industries. The use of LIFO for inventory valuation was chosen to better match replacement cost of inventory with the current pricing used to bill customers. On-hand inventory is reviewed on a regular basis and provisions for slow-moving inventory are adjusted based on historical and current sales trends. The Company’s product demand and customer base may affect the value of inventory on-hand, which could require higher provisions for slow-moving inventory.
Income Taxes —The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
     The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event a determination was made that the Company would not be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.
     Effective January 1, 2007, the Company adopted FIN 48. Under this interpretation, the Company recognized the tax benefits of an uncertain tax position only if those benefits have a greater than 50% likelihood of being sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more-likely-than-not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.
Retirement Plans — The Company values retirement plan assets and liabilities based on assumptions and valuations established by management following consultation with the Company’s independent actuary. Future valuations are subject to market changes, which are not in the control of the Company and could differ materially from the amounts currently reported. The Company evaluates the discount rate and expected return on assets at least annually and evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover periodically, and updates them to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
     Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. To reflect market interest rate conditions, discount rates for retirement plans were increased at December 31, 2007, from 5.75% to 6.25%.
     To determine the expected long-term rate of return on pension plan assets, consideration is made of the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Assets in the Company’s pension plans have earned approximately 12% since inception. The Company believes historical results and the current and expected asset allocations support the assumed long-term return of 8.75% on those assets. Note 5 to the accompanying consolidated financial statements disclose the assumptions used by management.
Goodwill and Other Intangible Assets Impairment — SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS 142, goodwill is subject to an annual impairment test. The carrying value of the Company’s goodwill is evaluated annually in the first quarter of each fiscal year or when certain triggering events occur which require a more current valuation. The evaluation is based on the comparison of each reporting unit’s fair value to its carrying value. If the carrying value exceeds the fair value, the goodwill is deemed impaired. Fair value is determined using a discounted cash flow analysis developed based on historical data and management estimates of future cash flows. Since the estimates are forward looking, actual results could differ materially from those used in the valuation process.
     The majority of the Company’s recorded intangible assets were acquired as part of the Transtar acquisition and consist primarily of customer relationships. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives as estimated by management, which are generally 11 years for customer relationships. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets, is performed and if the intangible asset is deemed impaired, such asset will be written down to its fair value.
Long-Lived Assets — The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company derives the required undiscounted cash flow estimates from historical experience and internal business plans. To determine fair value, the Company uses internal cash flow estimates discounted at an appropriate interest rate.
Stock-Based Compensation — The Company offers stock-based compensation to executive and other key employees, as well as its directors. Stock-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award. For stock option grants, the Company determines the grant date fair value of awards utilizing the Black-Scholes valuation model based on assumptions of the risk-free interest rate, expected term of the option, volatility and expected dividend yield. See Note 10 to the accompanying consolidated financial statements for a discussion of the specific assumptions made by management. Stock-based compensation expense for the Company’s long-term incentive plan is recorded using the fair value based on the grant date market price of the Company’s common stock. In recording stock-based compensation expense for the long-term incentive plan, management also must estimate the probable number of shares which will ultimately vest. The actual number of shares that will vest may differ from management’s estimate.
Recent Accounting Pronouncements:
A description of recent accounting pronouncements is included in Note 1 to the accompanying consolidated financial statements under the caption “Basis of Presentation and Significant Accounting Policies”.
ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business.
     Interest Rate Risk — The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under its U.S. Revolver and Canadian Facility, the Company’s interest rate on borrowings is subject to changes in the LIBOR and Prime interest rate fluctuations. Based on the Company’s variable rate debt instruments at December 31, 2007, if interest rates were to increase hypothetically by 25 basis points, 2007 interest expense would have increased by approximately $0.3 million.
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
     Foreign Currency Risk — The Company conducts the majority of its business in the United States with limited operations in Canada, Mexico, France, the United Kingdom and Singapore. The Company’s results of operations are not materially affected by fluctuations in these foreign currencies and, therefore, the Company has no financial instruments in place for managing the exposure of foreign currency exchange rates.
ITEM 8 — Financial Statements and Supplementary Data
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005

Net sales	$1,420,353	$1,177,600	$958,978

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	1,032,355	839,234	677,186
Warehouse, processing and delivery expense	139,993	123,204	108,427
Sales, general and administrative expense	137,153	109,407	92,848
Depreciation and amortization expense	20,177	13,290	9,340

Operating income	90,675	92,465	71,177
Interest expense, net	(12,899)	(8,302)	(7,348)
Discount on sale of accounts receivable	—	—	(1,127)
Loss on extinguishment of debt	—	—	(4,904)

Income before income taxes and equity in earnings of joint venture	77,776	84,163	57,798

Income taxes	(31,294)	(33,330)	(23,191)

Income before equity in earnings of joint venture	46,482	50,833	34,607
Equity in earnings of joint venture	5,324	4,286	4,302

Net income	51,806	55,119	38,909

Preferred stock dividends	(593)	(963)	(961)

Net income applicable to common stock	$51,213	$54,156	$37,948

Basic earnings per share	$2.49	$2.95	$2.37

Diluted earnings per share	$2.41	$2.89	$2.11

Dividends paid per common share	$0.24	$0.24	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	As of
	December 31,
(Dollars in thousands, except share and par value data)	2007	2006

Assets
Current assets
Cash and cash equivalents	$22,970	$9,526
Accounts receivable, less allowances of $3,220 in 2007 and $3,112 in 2006	146,675	160,999
Inventories, principally on last-in, first-out basis (replacement cost higher by $142,118 in 2007 and $128,404 in 2006)	207,284	202,394
Other current assets	13,462	18,743

Total current assets	390,391	391,662
Investment in joint venture	17,419	13,577
Goodwill	101,540	101,783
Intangible assets	59,602	66,169
Prepaid pension cost	25,426	5,681
Other assets	7,516	5,850
Property, plant and equipment, at cost
Land	5,196	5,221
Building	48,727	49,017
Machinery and equipment	155,950	141,090

	209,873	195,328
Less — accumulated depreciation	(134,763)	(124,930)

	75,110	70,398

Total assets	$677,004	$655,120

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$109,055	$117,561
Accrued payroll and employee benefits	14,757	15,168
Accrued liabilities	18,386	14,984
Income taxes payable	2,497	931
Deferred income taxes — current	7,298	16,339
Current portion of long-term debt	7,037	12,834
Short-term debt	18,739	123,261

Total current liabilities	177,769	301,078
Long-term debt, less current portion	60,712	90,051
Deferred income taxes	37,760	31,782
Other non-current liabilities	6,585	5,666
Pension and postretirement benefit obligations	9,103	10,636
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued at December 31, 2007 and 12,000 shares issued and outstanding at December 31, 2006	—	11,239
Common stock, $0.01 par value — 30,000,000 shares authorized; 22,330,946 shares issued and 22,097,869 outstanding at December 31, 2007; and 17,085,091 shares issued and 16,722,977 shares outstanding at December 31, 2006	223	170
Additional paid-in capital	179,707	69,775
Retained earnings	207,134	160,625
Accumulated other comprehensive income (loss)	1,498	(18,504)
Deferred unearned compensation	—	(1,392)
Treasury stock, at cost — 233,077 shares in 2007 and 362,114 shares in 2006	(3,487)	(6,006)

Total stockholders’ equity	385,075	215,907

Total liabilities and stockholders’ equity	$677,004	$655,120

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	For the
	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005

Cash flows from operating activities:
Net income	$51,806	$55,119	$38,909
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,177	13,290	9,340
Amortization of deferred gain	(907)	(760)	(498)
Loss on sale of fixed assets	1,293	94	73
Loss on sale of subsidiary	425	—	—
Impairment of long-lived asset	589	—	—
Equity in earnings of joint venture	(5,324)	(4,286)	(4,302)
Dividends from joint venture	1,545	1,623	1,915
Deferred tax provision (benefit)	(13,148)	4,537	(2,046)
Share-based compensation expense	5,018	4,485	4,174
Loss on pension curtailment	284	—	—
Excess tax benefits from share-based payment arrangements	(993)	(1,186)	(793)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	14,700	(19,678)	(26,217)
Inventories	(6,275)	(22,521)	16,742
Other current assets	1,639	(2,570)	2,186
Other assets	879	722	(398)
Prepaid pension costs	6,074	1,920	316
Accounts payable	(11,008)	7,882	9,702
Accrued payroll and employee benefits	3,085	(1,350)	2,319
Income taxes payable	7,007	(10,090)	7,594
Accrued liabilities	1,507	2,044	506
Postretirement benefit obligations and other liabilities	293	2,165	271

Net cash from operating activities	78,666	31,440	59,793

Investing activities:
Investments and acquisitions, net of cash acquired	(280)	(175,583)	(236)
Capital expenditures	(20,183)	(12,935)	(8,685)
Proceeds from sale of fixed assets	823	124	33
Proceeds from sale of subsidiary	5,707	—	—
Collection of note receivable	—	—	2,465

Net cash from (used in) investing activities	(13,933)	(188,394)	(6,423)

Financing activities:
Short-term borrowings (repayments), net	(104,690)	110,919	—
Proceeds from issuance of long-term debt	—	30,000	75,000
Repayments of long-term debt	(35,337)	(7,832)	(96,271)
Payment of debt issuance fees	(173)	(3,156)	—
Preferred stock dividends	(345)	(963)	(961)
Common stock dividends	(4,704)	(4,061)	—
Proceeds from issuance of common stock, net	92,883	—	—
Exercise of stock options and other	552	2,840	2,227
Excess tax benefits from share-based payment arrangements	993	1,186	793

Net cash from (used in) financing activities	(50,821)	128,933	(19,212)
Effect of exchange rate changes on cash and cash equivalents	(468)	155	128

Net increase (decrease) in cash and cash equivalents	13,444	(27,866)	34,286
Cash and cash equivalents — beginning of year	9,526	37,392	3,106

Cash and cash equivalents — end of year	$22,970	$9,526	$37,392

See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statement of Stockholders’ Equity

						Additional		Deferred	Accum. Other
	Common	Treasury	Preferred	Common	Treasury	Paid-in	Retained	Unearned	Comprehensive
(Dollars and shares in thousands)	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	Compensation	Income	Total

Balance at January 1, 2005	15,806	(62)	$11,239	$159	$(245)	$45,052	$72,582	$(2)	$1,616	$130,401

Comprehensive Income:
Net income							38,909			38,909
Foreign currency translation									1,151	1,151
Minimum pension liability, net of tax benefit of $254									(397)	(397)

Total comprehensive income										39,663
Preferred stock dividend							(961)			(961)
Long-term incentive plan expense						2,143				2,143
Exercise of stock options and other	800	(484)		7	(9,471)	13,721		2		4,259

Balance at December 31, 2005	16,606	(546)	$11,239	$166	$(9,716)	$60,916	$110,530	$—	$2,370	$175,505

Comprehensive Income:
Net income							55,119			55,119
Foreign currency translation									66	66
Minimum pension liability, net of tax expense of $206									322	322

Total comprehensive income										55,507
Adjustment to initially apply SFAS No. 158, net of tax benefit of $13,611									(21,262)	(21,262)
Preferred stock dividend							(963)			(963)
Common stock dividend							(4,061)			(4,061)
Long-term incentive plan expense						3,209				3,209
Exercise of stock options and other	479	184		4	3,710	5,650		(1,392)		7,972

Balance at December 31, 2006	17,085	(362)	$11,239	$170	$(6,006)	$69,775	$160,625	$(1,392)	$(18,504)	$215,907

Comprehensive Income:
Net income							51,806			51,806
Foreign currency translation									4,268	4,268
Defined benefit pension liability adjustments, net of tax expense of $10,085									15,734	15,734

Total comprehensive income										71,808
Preferred stock dividend							(593)			(593)
Common stock dividend							(4,704)			(4,704)
Long-term incentive plan expense						4,016				4,016
Conversion of preferred stock and issuance of common stock	4,801		(11,239)	53		104,069				92,883
Exercise of stock options and other	445	129			2,519	1,847		1,392		5,758

Balance at December 31, 2007	22,331	(233)	$—	$223	$(3,487)	$179,707	$207,134	$—	$1,498	$385,075

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
December 31, 2007
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) distribute specialty metals and plastics to customers globally from operations in North America, France and the United Kingdom, with limited operations in Singapore. The Company provides a broad range of product inventories as well as value-added processing services to a wide array of customers, principally within the producer durable equipment sector of the economy.
Basis of presentation — The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for the Company’s 50% owned joint venture, Kreher Steel Company, LLC. All inter-company accounts and transactions have been eliminated.
Use of estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are sales returns and allowances, inventory, goodwill and intangible assets, income taxes, contingencies and litigation, defined benefit retirement obligations, share-based compensation, and self-insurance reserves.
Revenue recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue from shipping and handling charges is recorded in net sales. Provision for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded.
Cost of materials — Cost of materials consists of the costs the Company pays for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are discussed below. The Company accounts for the majority of its inventory on a last-in, first-out (“LIFO”) basis and LIFO adjustments are recorded to cost of materials. LIFO adjustments are calculated as of December 31 of each year.
Other operating expenses — Other operating expenses primarily consist of (1) warehousing, processing and delivery expenses, which include occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs; (2) selling expenses, which include compensation and employee benefits for sales personnel, (3) general and administrative expenses, which include compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance; and (4) depreciation and amortization expenses, which include depreciation for all owned property and equipment and amortization of various intangible assets.
Cash and cash equivalents — Short-term investments that have an original maturity, at the time of purchase, of 90 days or less are considered cash and cash equivalents.
Statement of cash flows —The Company had non-cash financing activities for the years ended December 31, 2006 and 2005, which included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. There were no shares tendered in 2007. In 2006, the tendered shares had a value of less than $0.1 million (1,620 shares) and in 2005, the tendered shares had a value of $9.4 million (509,218 shares). All tendered shares were recorded as treasury stock. In 2007, and 2006, the Company also contributed shares of treasury stock to its profit sharing plan totaling $3.0 million and $2.7 million, respectively, and paid $0.3 million in preferred dividends in shares of common stock.
      Following are the supplemental disclosures of consolidated cash flow information (dollars in millions):

	Year Ended December 31,
	2007	2006	2005

Cash paid during the year for:
Interest	$13.4	$9.0	$8.4
Income taxes	$36.7	$38.9	$16.9
      The Company had non-cash capital obligations in accounts payable of $2.2 million at December 31, 2007. The amount of non-cash capital obligations in 2006 and 2005 were immaterial.
      Subsequent to the issuance of the Company’s 2006 consolidated financial statements, the Company determined that dividends from joint venture previously reported as cash flows from investing activities in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 of $1.6 million and $1.9 million, respectively, should have been reported as cash flows from operating activities. As a result, the consolidated statements of cash flows have been corrected to reduce cash inflows from investing activities and increase cash flows from operating activities by $1.6 million for the year ended December 31, 2006 and $1.9 million for the year ended December 31, 2005, respectively, from amounts previously reported to properly present dividends from joint venture.
Inventories — Inventories consist primarily of finished goods. Final inventory determination under the last-in, first-out (LIFO) method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Over 90 percent of the Company’s inventories are stated at the lower of LIFO cost or market. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $142.1 million and $128.4 million at December 31, 2007 and December 31, 2006, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
Insurance plans —The Company is self-insured for a portion of its worker’s compensation, automobile insurance, and general liability. Self-insurance amounts are capped for individual claims and in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claims experience and development.
Property, plant and equipment — Property, plant and equipment are stated at cost and include assets held under capital leases. Major renewals and betterments are capitalized, while maintenance and repairs that do not substantially improve or extend the useful lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. The Company provides for depreciation of plant and equipment sufficient to amortize the cost of properties over their estimated useful lives (buildings and building improvements — 12 to 40 years; machinery and equipment — 5 to 20 years). For assets classified as machinery and equipment, lives used for calculating depreciation expense are from 10 to 20 years for manufacturing equipment, 10 years for furniture and fixtures, and 5 years for vehicles and office equipment. Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is recorded using the straight-line method and depreciation expense for 2007, 2006 and 2005 was $13.6 million, $11.1 million and $9.3 million, respectively.

Long-lived assets — The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company derives the required undiscounted cash flow estimates from historical experience and internal business plans. To determine fair value, the Company uses internal cash flow estimates discounted at an appropriate interest rate.
Goodwill and intangible assets — Goodwill is subject to an annual impairment test or more frequently if certain triggering events occur. The Company performs an annual impairment test on goodwill in the first quarter of each fiscal year. Intangible assets are amortized over their useful lives as estimated by management, which are generally 11 years for customer relationships and 3 years for non-compete agreements.
Income taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
      The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event a determination was made that the Company would not be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes. No valuation allowance has been recorded as of December 31, 2007 and 2006.
      The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. No change in liability for unrecognized tax benefits was recorded as a result of the adoption. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.
      Income tax expense includes provisions for amounts that are currently payable, and changes in deferred tax assets and liabilities. The Company does not provide for deferred income taxes on undistributed earnings considered permanently reinvested in its foreign subsidiaries.
Foreign currency translation — For the majority of all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, the currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions were not material in 2007, 2006 or 2005.

Earnings per share — The Company determined earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). For the periods presented through the conversion of the preferred stock in connection with the secondary offering in May 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards, convertible preferred stock shares and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS 128, the following table is a reconciliation of the basic and diluted earnings per share calculations for 2007, 2006 and 2005:

(dollars and shares in thousands,
except per share data)	2007	2006	2005

Numerator:
Net income	$51,806	$55,119	$38,909
Preferred dividends distributed	(593)	(963)	(961)

Undistributed earnings	$51,213	$54,156	$37,948

Undistributed earnings attributable to:
Common stockholders	$49,981	$49,831	$37,948
Preferred stockholders, as if converted	1,232	4,325	—

Total undistributed earnings	$51,213	$54,156	$37,948

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	20,060	16,907	16,033

Effect of dilutive securities:
Outstanding employee and directors’ common stock options and restricted stock	756	360	593
Convertible preferred stock	732	1,794	1,794

Denominator for diluted earnings per share	21,548	19,061	18,420

Basic earnings per share	$2.49	$2.95	$2.37

Diluted earnings per share	$2.41	$2.89	$2.11

Outstanding employees and directors common stock options, restricted shares and convertible preferred stock shares having no dilutive effect	—	20	53

Concentrations — The Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States, Canada, Mexico, France, the United Kingdom and Singapore. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers.

Approximately 88% of the Company’s business is conducted in the United States with the remainder of the sales generated by the Company’s operations in Canada, Mexico, France, the United Kingdom and Singapore.
Share-based compensation — The Company records share-based compensation expense ratably over the award vesting period based on the grant date fair value of share-based compensation awards.
New Accounting Standards — Issued Not Yet Adopted:
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS 157 encourages entities to combine fair value information disclosed under SFAS 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Additionally, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of these statements to materially affect its consolidated financial results of operations, cash flows or its financial position.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. It is expected that SFAS 141R will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is still assessing the full impact of this standard on the Company’s future consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s financial condition, results of operations and cash flows.
(2) Acquisitions and Divestitures
On October 2, 2007, the Company completed the sale of Metal Mart LLC doing business as Metal Express, a wholly owned subsidiary, to Metal Supermarkets (Chicago) Ltd., a unit of Metal Supermarkets Corp. for approximately $6.3 million. Metal Express is a small order metals distribution business which served the general manufacturing industry from its network of 15 locations throughout the U.S. Metal Express was included in the Company’s Metals segment for historical reporting purposes. For the fiscal year ended December 31, 2006, Metal Express’ revenues were $16.6 million. The Company recorded a loss of approximately $0.5 million on the divestiture. The net proceeds from the sale were used to repay a portion of the Company’s outstanding debt.
In September 2006, the Company acquired all of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment. The aggregate purchase price, net of cash acquired, was $175.6 million. An escrow account in the amount of $18 million funded from the purchase price was established to satisfy H.I.G. Transtar Inc.’s indemnification obligations under the stock purchase agreement.
      The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of the Transtar acquisition. In accordance with the purchase agreement, the determination of the final purchase price is subject to a working capital adjustment. The final determination and agreement on the adjustment has not yet been completed, but the Company is pursuing a conclusion, the result of which is not expected to be material to the purchase price. The purchase price adjustment will impact the final allocation of purchase price to the acquired assets and liabilities. The Company has established the valuation of certain intangible assets and the allocation of the purchase price is as follows (dollars in thousands):

Current assets	$99,746
Property, plant & equipment, net	4,274
Intangible assets	68,324
Goodwill	70,025
Other long-term assets	300

Total assets	242,669

Current liabilities	38,424
Long-term liabilities	25,950

Total liabilities	64,374

Net assets	$178,295

      The acquired intangible assets have a weighted average useful life of approximately 10.8 years and include $66.8 million for the acquired customer relationships with a useful life of 11 years and $1.5 million of non-compete agreements with a useful life of 3 years. The goodwill and intangible assets are not deductible for tax purposes.
(3) Segment Reporting
The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, the Company’s Chief Executive Officer, the chief operating decision-maker, reviews and manages these two businesses separately. As such, these businesses are considered reportable segments according to SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly.
      In its Metals segment, the Company’s market strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very tight specifications. Core products include nickel alloys, aluminum, stainless steels and carbon. Inventories of these products assume many forms such as plate, sheet, round bar, hexagon bar, square and flat bars; tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally processes, turns, polishes and straightens alloy and carbon bar.
      The Company’s Plastics segment consists exclusively of Total Plastics, Inc. (“TPI”) headquartered in Kalamazoo, Michigan. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. TPI has locations throughout the upper Northeast and Midwest portions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
      The accounting policies of all segments are the same as described in Note 1. Management evaluates the performance of its business segments based on operating income.
      The Company operates locations in the United States, Canada, Mexico, France, the United Kingdom and Singapore. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2007, 2006 and 2005 are as follows (dollars in millions):

	2007	2006	2005

Net sales
United States	$1,246.0	$1,069.9	$871.7
All other countries	174.4	107.7	87.3

Total	$1,420.4	$1,177.6	$959.0

Long-lived assets
United States	$68.6	$65.3	$59.5
All other countries	6.5	5.1	4.9

Total	$75.1	$70.4	$64.4

      Segment information as of and for the years ended December 31, 2007, 2006 and 2005 is as follows (dollars in millions):

	Net	Operating	Total		Depreciation &
	Sales	Income (Loss)	Assets	Capital Expenditures	Amortization

2007
Metals segment	$1,304.8	$94.4	$608.0	$17.6	$19.0
Plastics segment	115.6	4.9	51.6	2.6	1.2
Other	—	(8.6)	17.4	—	—

Consolidated	$1,420.4	$90.7	$677.0	$20.2	$20.2

2006
Metals segment	$1,062.6	$95.0	$593.7	$11.8	$12.2
Plastics segment	115.0	7.3	47.8	1.1	1.1
Other	—	(9.8)	13.6	—	—

Consolidated	$1,177.6	$92.5	$655.1	$12.9	$13.3

2005
Metals segment	$851.3	$75.3	$362.8	$7.1	$8.3
Plastics segment	107.7	5.6	49.8	1.6	1.0
Other	—	(9.7)	11.1	—	—

Consolidated	$959.0	$71.2	$423.7	$8.7	$9.3

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.
(4) Lease Agreements
The Company has operating and capital leases covering certain warehouse facilities, equipment, automobiles and trucks, with lapse of time as the basis for all rental payments, and with a mileage factor included in the truck leases.
      Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007, are as follows (dollars in thousands):

	Capital	Operating

2008	$625	$14,193
2009	121	11,510
2010	67	9,078
2011	62	8,240
2012	46	7,071
Later years	—	7,009

Total future minimum rental payments	$921	$57,101

      Total rental payments charged to expense were $14.9 million in 2007, $13.1 million in 2006, and $10.4 million in 2005.
      In July 2003, the Company sold its Los Angeles land and building for $10.5 million. Under the agreement, the Company has a ten-year lease for 59% of the property. In October 2003, the Company also sold its Kansas City land and building for $3.4 million and is leasing back approximately 68% of the property from the purchaser for ten years. These transactions are being accounted for as operating leases. The two transactions generated a total net gain of $8.5 million, which has been deferred and is being amortized to income ratably over the term of the leases. At December 31, 2007 and 2006, the remaining deferred gain of $4.8 million and $5.7 million, respectively, is included in “Other non-current liabilities” with the current portion $0.9 million and $0.9 million, respectively, included in “Accrued liabilities” in the consolidated balance sheets. The leases require the Company to pay customary operating and repair expenses and contain renewal options. The total rental expense for these leases for 2007, 2006 and 2005 was $1.5 million, $1.4 million and $1.3 million, respectively.
(5) Pension and Postretirement Plans
Substantially all employees who meet certain requirements of age, length of service and hours worked per year are covered by Company-sponsored pension plans. These pension plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings. The Company also has a supplemental pension plan, which is a non-qualified, unfunded plan. The Company uses a December 31 measurement date for its plans. The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which was an amendment of SFAS No. 87, 88, 106 and 132(R) (“SFAS 158”), effective December 31, 2006.
      Effective July 1, 2008, the Company-sponsored pension plans and supplemental pension plan will be frozen. During December 2007, certain of the Company-sponsored pension plans were amended and as a result, a curtailment loss of $0.3 million was recognized in 2007. The assets of the Company-

sponsored pension plans are maintained in a single trust account. The majority of the trust assets are invested in common stock mutual funds, insurance contracts, real estate funds and corporate bonds. The Company’s funding policy is to satisfy the minimum funding requirements of Employee Retirement Income Security Act of 1974, commonly called ERISA.
      Components of net periodic pension benefit cost for 2007, 2006 and 2005 are as follows (dollars in thousands):

	2007	2006	2005

Service cost	$3,562	$3,485	$2,744
Interest cost	7,424	7,011	6,193
Expected return on assets	(10,080)	(9,696)	(9,577)
Amortization of prior service cost	58	58	63
Amortization of actuarial loss	3,153	3,756	2,459

Net periodic pension benefit cost	$4,117	$4,614	$1,882

      The expected 2008 amortization of pension prior service cost and actuarial loss is $0.1 million and $0.3 million, respectively.
      Status of the plans at December 31, 2007 and 2006 are as follows (dollars in thousands):

	2007	2006

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$132,025	$130,251
Service cost	3,562	3,485
Interest cost	7,424	7,011
Curtailments	(13,291)	—
Benefit payments	(5,709)	(5,444)
Actuarial (gain) loss	(6,062)	(3,278)

Projected benefit obligation at end of year	$117,949	$132,025

Change in plan assets:
Fair value of plan assets at beginning of year	$130,377	$118,509
Actual return on assets	12,332	16,940
Employer contributions	314	372
Benefit payments	(5,709)	(5,444)

Fair value of plan assets at end of year	$137,314	$130,377

Funded status — net prepaid (liability)	$19,365	$(1,648)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$25,426	$5,681
Accrued liabilities	(164)	(369)
Pension and postretirement benefit obligations	(5,897)	(6,960)

Net amount recognized	$19,365	$(1,648)

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(10,692)	$(35,449)
Unrecognized prior service cost	(133)	(475)

Total	$(10,825)	$(35,924)

Accumulated benefit obligation	$115,764	$115,889

     For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets was $6.1 million, $3.9 million and $0.0 million, respectively, at December 31, 2007, and $6.7 million, $5.2 million and $0.0 million, respectively, at December 31, 2006.
     The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	2007	2006

Discount rate	6.25%	5.75%
Projected annual salary increases	4.00	4.00
Expected long-term rate of return on plan assets	8.75	8.75
Measurement date	12/31/07	12/31/06
The assumptions used to determine net periodic pension benefit costs are as follows:

	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.75	8.75	9.00
Projected annual salary increases	4.00	4.00	4.00
Measurement date	12/31/06	12/31/05	12/31/04
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
     The Company’s pension plan weighted average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	2007	2006

Equity securities	73.4%	69.8%
Company stock	—	6.0%
Debt securities	6.8%	6.5%
Real estate	5.8%	5.4%
Other	14.0%	12.3%

	100.0%	100.0%

     The Company’s pension plan funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Board of Directors. The overall target portfolio allocation is 70-80% equities; 10-20% fixed income; and 5-15% real estate. Non-readily marketable investments comprise approximately 10% of the portfolio as of both December 31, 2007 and 2006. Within the equity allocation, the style distribution is 35% value, 35% growth, 15% small cap growth, and 15% international. These funds’ conformance with style profiles and performance is monitored regularly by management, with the assistance of the Company’s investment advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from the target range. The investment advisor makes quarterly reports to management and the Human Resource Committee of the Board of Directors.
     The estimated future pension benefit payments are (dollars in thousands):

2008	$6,114
2009	6,199
2010	6,469
2011	6,648
2012	6,775
2013 — 2017	40,367
     The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.
     Components of net periodic postretirement benefit costs for 2007, 2006 and 2005 were as follows (dollars in thousands):

	2007	2006	2005

Service cost	$176	$186	$138
Interest cost	220	213	179
Amortization of prior service cost	47	47	47
Amortization of actuarial loss (gain)	(5)	27	—

Net periodic postretirement benefit cost	$438	$473	$364

     The expected 2008 amortization of postretirement prior service cost and actuarial gain are each less than $0.1 million.
     The status of the postretirement benefit plans at December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007	2006

Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$3,867	$3,928
Service cost	175	186
Interest cost	220	213
Benefit payments	(170)	(86)
Actuarial loss (gains)	(676)	(374)

Accumulated postretirement benefit obligation at end of year	$3,416	$3,867

Funded status — net liability	$(3,416)	$(3,867)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(210)	$(190)
Pension and postretirement benefit obligations	(3,206)	(3,677)

Net amount recognized	$(3,416)	$(3,867)

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial gain (loss)	$556	$(115)
Unrecognized prior service cost	(123)	(171)

Total	$433	$(286)

     Future benefit costs were estimated assuming medical costs would increase at a 5.75% annual rate for 2007. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2007 by $0.2 million with no significant effect on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31,

2007 by $0.2 million with no significant effect on the annual periodic postretirement benefit cost. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% in 2007 and 5.75% in 2006. The weighted average discount rate used in determining net periodic postretirement benefit costs were 5.75% in 2007, 5.5% in 2006 and 5.75% in 2005.
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
     The Company also has a management incentive plan for the benefit of its officers and key employees, which is not a retirement plan. Incentives are paid to line managers based on performance against objectives for their respective operating units. Incentives are paid to corporate officers on the basis of total Company performance against objectives. Amounts accrued and expensed under each plan are included as part of accrued payroll and employee benefits. The amounts expensed are summarized below (dollars in thousands):

	2007	2006	2005

Profit sharing and 401(k)	$3,939	$3,977	$4,077
Management incentive	$3,423	$4,226	$4,261
(6) Joint Venture
Kreher Steel Co, LLC is a 50% owned joint venture of the Company. It is a Midwestern U.S. metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars.
     The following information summarizes the Company’s participation in the joint venture (dollars in millions):

For the Years Ended December 31,	2007	2006	2005

Equity in earnings of joint venture	$5.3	$4.3	$4.3
Investment in joint venture	17.4	13.6	10.8
Sales to joint venture	0.7	0.6	0.3
Purchases from joint venture	0.6	0.1	0.2
     Summarized financial data for this joint venture is as follows (dollars in millions):

For the Years Ended December 31,	2007	2006	2005

Revenues	$164.3	$131.0	$130.9
Net income	10.6	8.6	8.6
Current assets	56.1	41.4	40.0
Non-current assets	18.2	12.7	9.9
Current liabilities	37.4	22.9	25.9
Non-current liabilities	3.3	3.6	1.7
Members’ equity	33.7	27.6	22.3
Capital expenditures (a)	8.0	1.1	0.8
Depreciation	1.2	1.0	1.0

(a)	Includes purchase of Special Metals Inc. for $4.3 million on April 2, 2007

(7) Income Taxes
Income before income taxes and equity in income of joint venture generated by our U.S. and non-U.S. operations were as follows (dollars in thousands):

	2007	2006	2005

U.S.	$65,516	$74,226	$51,236
Non-U.S.	12,260	9,937	6,562
The Company’s income tax expense (benefit) is comprised of the following (dollars in thousands):

	2007	2006	2005

Federal — current	$34,082	$21,701	$23,652
— deferred	(11,515)	4,443	(4,639)
State — current	5,194	3,914	242
— deferred	(527)	(123)	2,144
Foreign — current	5,166	3,178	1,343
— deferred	(1,106)	217	449

	$31,294	$33,330	$23,191

The reconciliation between the Company’s effective tax rate on income and the U.S. federal income tax rate of 35% is as follows (dollars in thousands):

	2007	2006	2005

Federal income tax at statutory rates	$27,220	$29,456	$20,229
State income taxes, net of federal income tax benefits	2,825	2,412	1,551
Federal and state income tax on joint ventures	2,071	1,672	1,687
Other	(822)	(210)	(276)

Income tax expense	$31,294	$33,330	$23,191

Effective income tax expense rate	40.2%	39.6%	40.1%

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows (dollars in thousands):

	2007	2006

Deferred tax liabilities:
Depreciation	$6,444	$7,950
Inventory	12,639	20,623
Pension	4,701	—
Intangibles and goodwill	28,069	29,739
Postretirement benefits	1,498	—

Total deferred tax liabilities	$53,351	$58,312

Deferred tax assets:
Postretirement benefits	$—	$1,431
Deferred compensation	1,468	2,320
Deferred gain	2,280	3,108
Impairments	1,283	1,218
Pension	—	755
Other, net	3,262	1,359

Total deferred tax assets	$8,293	$10,191

Net deferred tax liabilities	$45,058	$48,121

The following table shows the net change in the Company’s unrecognized tax benefits during 2007 (dollars in thousands):

Balance as of January 1, 2007	$931

Increases(decreases) in unrecognized tax benefits:
Due to tax positions taken in prior years	563
Due to tax positions taken during the current year	260
Due to settlement with taxing authorities	—
Due to lapsing of applicable statute of limitations	—

Balance as of December 31, 2007	$1,754

As of December 31, 2007, $0.6 million of unrecognized tax benefits would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. At December 31, 2007, the Company had accrued interest and penalties related to unrecognized tax benefits of $0.1 million.
     The Company or its subsidiaries files income tax returns in the U.S., 28 states and five foreign jurisdictions. The 2005 U.S. federal income tax return and the Canadian income tax returns for 2002 through 2004 are currently under audit.
     Due to the potential for resolution of the IRS and Canadian examinations, it is reasonably possible that our gross unrecognized tax benefits may change within the next 12 months by a range of zero to $1 million. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
(8) Goodwill and Intangible Assets
Acquisition of Transtar
As discussed in Note 2, the Company acquired all of the issued and outstanding capital stock of Transtar in September 2006. Transtar’s results and assets are included in the Company’s Metals segment. In accordance with the purchase agreement, the determination of the final purchase price is subject to a working capital adjustment. The final determination and agreement on the adjustment has not yet been completed, but the Company is pursuing a conclusion, the result of which is not expected to be material to the purchase price. The purchase price adjustment will impact the final allocation of purchase price to the acquired assets and liabilities.
     The changes in carrying amounts of goodwill were as follows (dollars in thousands):

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2006	$19,249	$12,973	$32,222

Transtar acquisition (see Note 2)	69,564	—	69,564
Currency valuation	(3)	—	(3)

Balance as of December 31, 2006	$88,810	$12,973	$101,783
Transtar purchase price adjustments	462	—	462
Sale of Metal Express	(825)	—	(825)
Currency valuation	120	—	120

Balance as of December 31, 2007	$88,567	$12,973	$101,540

     During 2007, the Company finalized its valuation of deferred taxes associated with the Transtar acquisition. The Company performs an annual impairment test on goodwill in the first quarter of each fiscal year. Based on the test performed during the first quarter of 2007, the Company has determined that there is no impairment of goodwill.
     The following summarizes the components of intangible assets at December 31, 2007 and December 31, 2006 (dollars in thousands):

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$66,867	$8,131	$66,851	$2,061
Non-Compete agreements	1,557	691	1,557	178

Total	$68,424	$8,822	$68,408	$2,239

     The weighted-average amortization period for the intangible assets is 10.8 years, 11 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisition of Transtar on September 5, 2006.
     For the year-ended December 31, 2007, 2006, and 2005, the aggregate amortization expense was $6.6 million, $2.2 million and less than $0.1 million, respectively.
     The following is a summary of the estimated aggregate amortization expense for each of the next five years (dollars in thousands):

2008	$6,609
2009	6,436
2010	6,086
2011	6,075
2012	6,072
9) Debt
Short-term and long-term debt consisted of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

SHORT-TERM DEBT
U.S. Revolver (a)	$4,300	$108,000
Mexico	—	1,863
Transtar	2,312	1,383
Trade acceptances (c)	12,127	12,015

Total short-term debt	18,739	123,261

LONG-TERM DEBT
U.S. Term Loan due in scheduled installments from 2006 through 2011 at a 7.25% weighted average rate (e)	—	28,500
6.76% insurance company loan due in scheduled installments from 2007 through 2015 (b)	63,228	69,283
Industrial development revenue bonds at a 3.91% weighted average rate, due in varying amounts through 2009 (d)	3,600	3,600
Other, primarily capital leases	921	1,502

Total long-term debt	67,749	102,885
Less-current portion	(7,037)	(12,834)

Total long-term portion	60,712	90,051
TOTAL SHORT-TERM AND LONG-TERM DEBT	$86,488	$226,146

(a)	On September 5, 2006 the Company and its Canadian subsidiary entered into a $210.0 million five-year secured Amended and Restated Credit Agreement (the “Amended Senior Credit Facility”) with its lending syndicate. The Amended Senior Credit Facility amended the Company’s and the Canadian Subsidiary’s outstanding senior credit facility that had originally been entered into in July 2005 (the “2005 Revolver”).

The Amended Senior Credit Facility provides for (i) a $170.0 million revolving loan (the “U.S. Revolver”) to be drawn on by the Company from time to time, (ii) a $30.0 million term loan ( the “U.S. Term Loan” and with the U.S. Revolver, the “U.S. Facility”), and (iii) a Cdn. $11.1 million revolving loan (approximately $9.9 million in U.S. dollars), (the “Canadian Revolver”) to be drawn on by the Company’s Canadian subsidiary from time to time. The Canadian Revolver can be drawn in either U.S. dollars or Canadian dollars. The revolving loans and term loan will mature in 2011. As of December 31, 2007, the Company had outstanding borrowings of $4.3 million under its U.S. Revolver and had availability of $158.8 million. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and had availability of $9.9 million.
The U.S. Facility is guaranteed by the material domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries. The obligations of the Company rank pari passu in right of payment with the Company’s long-term notes. The U.S. Facility provides for a swing line sub-facility in an aggregate amount up to $15.0 million and for a letter of credit sub-facility providing for the issuance of letters of credit up to $15.0 million. Depending on the type of borrowing selected by the Company, the applicable interest rate for loans under the U.S. Facility is calculated as a per annum rate equal to (i) LIBOR plus a variable margin or (ii) “Base Rate”, which is the greater of the U.S. prime rate or the federal funds effective rate plus 0.5%, plus a variable margin. The margin on LIBOR and Base Rate loans may fall or rise as set forth in the Amended Senior Credit Agreement depending on the Company’s debt-to-capital ratio as calculated on a quarterly basis. As of December 31, 2007 the Company’s weighted average interest rate was 7.16%.

The Canadian Revolver is guaranteed by the Company and is secured by substantially all of the assets of the Canadian subsidiary. The Canadian Revolver provides for a letter of credit sub-facility providing for the issuance of letters of credit in an aggregate amount of up to Cdn. $2.0 million. Depending on the type of borrowing selected by the Canadian subsidiary, the applicable interest rate for loans under the Canadian Revolver is calculated as a per annum rate equal to (i) for loans drawn in U.S. dollars, the rate plus a variable margin is the same as the U.S. Facility and (ii) for loans drawn in Canadian dollars, the applicable CDOR rate for banker’s acceptances of the applicable face value and tenor or the greater of (a) the Canadian prime rate or (b) the one-month CDOR rate plus 0.5%. The margin on the loans drawn under the Canadian Revolver may fall or rise as set forth in the agreement depending on the Company’s debt-to-total capital ratio as calculated on a quarterly basis.

The U.S. Facility and the Canadian Revolver are each an asset-based loan with a borrowing base that fluctuates primarily with the Company’s and the Canadian subsidiary’s receivable and inventory levels. The covenants contained in the Amended Senior Credit Facility, including financial covenants, match those set forth in the Company’s long-term note agreements. These covenants limit certain matters, including the incurrence of liens, the sale of assets, and mergers and consolidations, and include a maximum debt-to-working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. There is also a provision to release liens on the assets of the Company and all of its subsidiaries should the Company achieve an investment grade credit rating. The Company was in compliance with all debt covenants at December 31, 2007.

In 2006, the Company used the proceeds from the $30.0 million U.S. Term Loan and drew $117.0 million of the amount available under the U.S. Revolver along with cash on hand to finance the acquisition of Transtar.

(b)	On November 17, 2005, the Company entered into a ten year note agreement with an insurance company and its affiliate pursuant to which the Company issued and sold $75 million aggregate principal amount of the Company’s 6.26% senior secured notes due in scheduled installments through November 17, 2015 (the “Notes”). Interest on the Notes accrued at the rate of 6.26% annually, payable semi-

annually beginning on May 15, 2006. Per the agreement, the interest rate on the Notes increased by 0.5% per annum to 6.76% on December 1, 2006. This rate will remain in effect until the Company achieves an investment grade credit rating on its senior indebtedness, at which time the interest rate on the Notes reverts back to 6.26%.

The Company’s annual debt service requirements under the Notes, including annual interest payments, will equal approximately $10.2 to $10.7 million per year. The Notes may not be prepaid without a premium.

The Notes are senior secured obligations of the Company and are pari passu in right of payment with the Company’s other senior secured obligations, including the Amended Senior Credit Facility. The notes are secured, on an equal and ratable basis with the Company’s obligations under the Amended Senior Credit Facility, by first priority liens on all of the Company’s and its U.S. subsidiaries’ material assets and a pledge of all of the Company’s equity interests in certain of its subsidiaries. The Notes are guaranteed by all of the Company’s material U.S. subsidiaries.

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

(c)	At December 31, 2007, the Company had $12.1 million in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 6.35% for 2007.

(d)	The industrial revenue bonds are based on an adjustable rate bond structure and are backed by a letter of credit.

(e)	The Company used proceeds from the secondary equity offering in May 2007 to repay the $27.0 million outstanding balance on the U.S. Term Loan.
     Aggregate annual principal payments required on the Company’s total long-term debt are as follows (dollars in thousands):

Year ending December 31,
2008	$7,037
2009	10,511
2010	7,257
2011	7,676
2012	8,110
2013 and beyond	27,158

Total debt	$67,749

     Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $0.4 million in 2007, $1.1 million in 2006 and $0.3 million in 2005.
     The fair value of the Company’s fixed rate debt as of December 31, 2007, including current maturities, was estimated to be $60.4 million compared to a carrying value of $63.2 million. The carrying value of the Company’s variable rate debt approximates fair value as of December 31, 2007.
     As of December 31, 2007, the Company remains in compliance with the covenants of its financial agreements, which requires it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined with the agreements.

(10) Share-based Compensation
     The Company accounts for its share-based compensation programs by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period in accordance with SFAS No. 123R. The consolidated compensation cost that has been charged against income for the Company’s share-based compensation arrangements was $5.0 million, $4.4 million and $3.5 million for 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $2.0 million, $1.7 million and $1.4 million 2007, 2006 and 2005, respectively. All compensation expense related to share-based compensation plans is recorded in selling, general and administrative expense. The unrecognized compensation cost as of December 31, 2007 associated with all share-based payment arrangements is $2.4 million and the weighted average period over which it is to be expensed is 1.5 years.
     Restricted Stock and Stock Option Plans - The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and key management employees. A summary of these plans is a follows:

Plan Description	Authorized Shares
1995 Directors Stock Option Plan	187,500
1996 Restricted Stock and Stock Option Plan	937,500
2000 Restricted Stock and Stock Option Plan	1,200,000
2004 Restricted Stock, Stock Option and Equity Compensation Plan	1,350,000
     In 2005, option grants were made only to non-employee directors. Commencing in 2006, restricted stock is granted to all non-employee directors in lieu of stock options. It is the Company’s intention to use the Long-Term Incentive Performance Plans as its long term incentive compensation method for executives and other key employees, rather than annual stock option grants, although stock option grants may be made in the future in certain circumstances when deemed appropriate by management and the Board of Directors.
     The Company’s stock options have been granted with an exercise price equal to the market price of the Company’s stock on the date of the grant and have a contractual life of 10 years. Options and restricted stock grants generally vest in one to five years for executive and employee option grants and one year for options and restricted stock grants granted to directors. The Company generally issues new shares upon share option exercise. A summary of the stock option activity under the Company’s share-based compensation plans is shown below:

		Weighted Average
		Exercise
	Shares	Price

Outstanding at January 1, 2007	369,638	$10.65

Granted	—	—
Forfeitures	(3,000)	$21.88
Exercised	(82,518)	$6.69
Outstanding at December 31, 2007	284,120	$11.68

Vested or expected to vest as of December 31, 2007	284,120	$11.68

     As of December 31, 2007, all of the options outstanding were exercisable and had a weighted average contractual life of 4.6 years. The total intrinsic value of options exercised during the years ended

December 31, 2007, 2006 and 2005, was $2.1 million, $6.6 million, and $11.5 million, respectively. The total intrinsic value of options outstanding at December 31, 2007 is $4.1 million.
     The fair value of the non-performance based restricted stock awards is established as the stock market price on the date of grant. The fair value of the options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	2006	2005

Risk free interest rate	4.72%	4.06—4.20%
Expected dividend yield	0.85%	N/A
Expected option term	10 Yrs	10 Yrs
Expected volatility	50%	50%
The estimated weighted average fair value on the date granted based on the above assumptions	$16.93	$9.45
     As of December 31, 2007, there was no unrecognized compensation cost related to non-vested stock-option compensation arrangements granted under the Plans. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $1.4 million and $1.4 million, respectively.
     A summary of the restricted stock activity under the Company’s share-based compensation plan is shown:

		Weighted-Average
		Grant Date
Restricted Stock	Shares	Fair Value

Non-vested at January 1, 2007	61,684	$26.82
Granted	13,014	$34.58
Less vested shares	(21,984)	$27.37

Non-vested at December 31, 2007	52,714	$28.51

     Deferred Compensation Plan — The Company also has a Director’s Deferred Compensation Plan for directors who are not officers of the Company. Under this plan, directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement or death, and is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and represent a liability award which is re-measured at fair value at each reporting date. As of December 31, 2007, an aggregate 23,279 common share equivalent units are included in the director accounts. Compensation expense related to the fair value re-measurement associated with this plan at December 31, 2007, 2006 and 2005 was approximately $0.1 million, $0.1 million and $0.6 million, respectively.
     Long-Term Incentive Performance Plans — The Company maintains the 2005 Performance Stock Equity Plan (the “2005 Plan”) and the 2007 Long-Term Incentive Plan (the “2007 Plan”) (collectively referred to as the “LTIP Plans”). Under the LTIP Plans, selected executives and other key employees are eligible to receive share-based awards. Final award vesting and distribution of awards granted under the LTIP Plans is determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2005 Plan and 2007 Plan, respectively). Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three year period. Individuals to whom performance shares have been granted under the LTIP Plans must be employed by the Company at the end of the performance period or the award will be forfeited, unless the termination of employment was due to death, disability or retirement.

2005 Plan Performance Shares	Shares

Allocated at January 1, 2007	371,525
Allocated during 2007	—
Issued	—
Forfeitures/Cancellations	(9,391)

Allocated at December 31, 2007	362,134

     The fair-value of the performance awards granted under the 2005 Plan was $11.75 per share and was established using the market price of the Company’s stock on the date of grant. Based on the actual results of the Company for the three-year period ended December 31, 2007, it was determined that the maximum amount of shares would be awarded under the 2005 Plan. In 2008, the total number of shares to be issued is 724,268.

2007 Plan Performance Shares	Shares

Allocated at January 1, 2007	—
Allocated during 2007	125,200
Issued	—
Forfeitures/Cancellations	(3,367)

Allocated at December 31, 2007	121,833

     The fair value of the awards granted under the 2007 Plan ranged from $25.45 to $34.33 per share and was established using the market price of the Company’s stock on the dates of grant. The maximum number of shares that could potentially be issued under the 2007 Plan is 243,666. The shares associated with the 2007 Plan will be distributed in 2010, contingent upon the Company meeting performance goals over the three year period ending December 31, 2009. Compensation expense recognized during 2007 related to the 2007 Plan is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not met, no compensation expense would be recognized and any previously recognized compensation expense would be reversed.
(11) Preferred Stock
In November 2002, the Company’s largest stockholder purchased through a private placement $12.0 million of eight-percent cumulative convertible preferred stock. The initial conversion price of the preferred stock was $6.69 per share. At the time of the purchase, the shareholder, on an as-converted basis, increased its holdings and voting power in the Company by approximately 5%. The terms of the preferred stock included: the participation in any dividends on the common stock, subject to a minimum eight-percent dividend; voting rights on an as-converted basis and customary anti-dilution and preemptive rights.
     In May, 2007, the Company completed a secondary public offering of 5,000,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,347,826 plus an additional 652,174 to cover over-allotments. Selling stockholders sold 2,000,000 shares. Concurrent with the secondary equity offering, the selling preferred stockholder opted to convert preferred stock into common stock and the converted common stock was subsequently included in the secondary offering by the selling preferred stockholder.

     The Company realized net proceeds from the equity offering of $92.9 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
(12) Commitments and Contingent Liabilities
As of December 31, 2007 the Company had $6.9 million of irrevocable letters of credit outstanding which primarily consisted of $3.6 million in support of the outstanding industrial revenue bonds and $2.1 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier (see Note 9).
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
(13) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as reported in the consolidated balance sheets as of December 31, 2007 and 2006 was comprised of the following (dollars in thousands):

	2007	2006

Foreign currency translation gains	$7,837	$3,569
Unrecognized pension and postretirement benefit costs, net of tax	(6,339)	(22,073)

Total accumulated other comprehensive income (loss)	$1,498	$(18,504)

     Upon the adoption of SFAS No. 158, the concept of minimum pension liability no longer exists. Accordingly, the minimum pension liability, net of tax, as of December 31, 2006 of $(0.8) million is included in unrecognized pension and postretirement benefit costs as of December 31, 2007. The amount of the pension adjustment to initially apply SFAS No. 158, net of tax, was $21.3 million.
(14) Selected Quarterly Data (Unaudited) (dollars in thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Net sales	$375,351	$372,608	$350,319	$322,075
Gross profit (a)	65,435	63,075	57,159	42,159
Net income	15,835	16,362	12,910	6,699
Preferred dividends	243	350	—	—
Net income applicable to common stock	15,592	16,012	12,910	6,699
Basic earnings per share	$0.84	$0.81	$0.58	$0.30
Diluted earnings per share	$0.81	$0.78	$0.57	$0.29
Common stock dividends declared	$0.06	$0.06	$0.06	$0.06

2006
Net sales	$279,193	$275,607	$300,809	$321,991
Gross profit (a)	51,024	48,728	52,675	49,440
Net income	16,049	14,357	15,492	9,221
Preferred dividends	242	244	235	242
Net income applicable to common stock	15,807	14,113	15,257	8,979
Basic earnings per share	$0.95	$0.83	$0.82	$0.49
Diluted earnings per share	$0.86	$0.76	$0.82	$0.47
Common stock dividends declared	$0.06	$0.06	$0.06	$0.06

(a)	Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.

     Fourth quarter 2006 includes approximately $0.7 million in tax benefits, principally contingency reserve reversals, recorded in connection with the completion of an IRS audit and the impact of changes in certain state tax laws.
(15) Subsequent Events
On January 3, 2008 the Company acquired the outstanding capital stock of Metals UK Group, a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide for approximately $32 million, plus the potential for contingent payments of up to $12.0 million based on the achievement of performance targets predominantly over the next one year. Metals UK Group has four processing facilities; two in Blackburn, England, including its headquarters, one in Hoddesdon North East of London and one in Bilbao, Spain. Metals UK Group had 2007 net sales of $72 million. The Company is currently in process of preparing valuations of certain tangible and intangible assets, thus the allocation of the purchase price to major tangible and intangible assets and liabilities is currently being completed.
     In anticipation of the acquisition, on January 2, 2008, the Company and its Canadian, UK and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement dated as of September 5, 2006 with its lending syndicate. The amended senior credit facility provides a $230 million five-year secured revolver. The facility consists of (i) a $170.0 million revolving “A” loan (the “U.S. A Revolver”) to be drawn by the Company from time to time. (ii) a $50.0 million multicurrency revolving “B” loan (the “U.S. B Revolver “ and with the U.S. A Revolver, the “U.S. Facility”) to be drawn by the Company or its UK subsidiary from time to time, and (iii) a Cdn. $9.8 million revolving loan (corresponding to $10.0 million in U.S. dollars as of the amendment closing date) (the “Canadian Facility”) to be drawn by the Canadian Subsidiary from time to time. The maturity date of the facility is extended to January 2, 2013. The obligations of the UK Subsidiary under the U.S. B Revolver are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to a U.K. Guarantee Agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008 (the “U.K. Guarantee Agreement”). The U.S. A Revolver letter of credit sub-facility was increased from $15 million to $20 million. The Company’s UK subsidiary drew £14.9 million (or $29.6 million) of the amount available under the U.S. B Revolver to finance the acquisition of Metals UK Group on January 3, 2008. Also, on January 2, 2008 the Company and its material domestic subsidiaries entered into an Amendment No. 2 with its insurance company and affiliate to amend the covenants on the Notes so as to be substantially the same as the amended senior credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statement and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 5, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 10, 2008

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
     The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control — Integrated Framework.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
     In September 2006, the Company acquired Transtar Intermediate Holdings #2, Inc. (“Transtar”). In accordance with SEC regulations, management has included Transtar in its 2007 assessment of and report on internal control over financial reporting.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 10, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 10, 2008

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A — Controls & Procedures
Disclosure Controls and Procedures
     A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management’s report on internal control over financial reporting is included in Part II of this report and incorporated in this Item 9A by reference.
Change in Internal Control Over Financial Reporting
     An evaluation was performed by the Company’s management, including the CEO and CFO, of any changes in internal controls over financial reporting that occurred during the last fiscal quarter and that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. That evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B — Other Information
     None
PART III
ITEM 10 — Directors and Executive Officers of the Registrant as of March 10, 2008
Officers of The Registrant

Name and Title	Age	Business Experience
Michael H. Goldberg President & Chief Executive Officer	54	Mr. Goldberg was elected President and Chief Executive Officer on January 26, 2006. Prior to joining the Registrant, he was Executive Vice President of Integris Metals (an aluminum and metals service center) from November 2001 to January 2005. From August 1998 to November 2001, Mr. Goldberg was Executive Vice President of North American Metals Distribution Group, a division of Rio Algom LTD.

Stephen V. Hooks Executive Vice President and President, Castle Metals	56	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President — Midwest Region in 1993, Vice President - Merchandising in 1998, Senior Vice President—Sales & Merchandising in 2002 and Executive Vice President of the registrant and Chief Operating Officer of Castle Metals in January 2004. In 2005, Mr. Hooks was appointed President of Castle Metals.

Lawrence A. Boik Vice President, Chief Financial Officer and Treasurer	48	Mr. Boik began his employment with the registrant in September 2003 and was appointed to the position of Vice President-Controller, Treasurer as well as Chief Accounting Officer. In October 2004, he was elected to the position of Vice President-Finance, Chief Financial Officer and Treasurer. Formerly, he served as the CFO of Meridan Rail from January 2002 to September 2003. Prior employment included Vice President-Controller of ABC-NACO since July 2000, and Assistant Corporate Controller of US Can Co. back to October 1997.

Kevin Coughlin Vice President, Operations	57	Mr. Coughlin began his employment with the registrant in 2005 and was appointed to the position of Vice President-Operations. Prior to joining the registrant he was Director of Commercial Vehicle Electronics and Automotive Starter Motor Groups for Robert Bosch-North America from 2001 to 2004 and Vice President of Logistics and Services for the Skill-Bosch Power Tool Company from 1997 to 2000.

Sherry L. Holland Vice President General Counsel and Secretary	59	Ms. Holland began her employment with the registrant in May 2007, when she was elected Vice President, General Counsel and Secretary. Prior to joining the registrant she was Senior Finance, Real Estate and Transaction Counsel for Kimball Hill, Inc. from 2004 to 2006. Prior employment included Senior Counsel and Assistant Secretary of IMC Global, Inc. from 1999 to 2004 and Senior Counsel, Assistant Secretary and Manager of Regulator Training, Education and Administration of Phelps Dodge Corporation from 1994 to 1998.

Paul J. Winsauer, Vice President, Human Resources	56	Mr. Winsauer began his employment with the registrant in 1981. In 1996, he was elected to the position of Vice President, Human Resources.

Name and Title	Age	Business Experience

Patrick R. Anderson Vice President, Corporate Controller and Chief Accounting Officer	36	Mr. Anderson began his employment with the registrant in 2007 and was appointed to the position of Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed as a Senior Manager with Deloitte & Touche LLP where he was employed from 1994 to 2007.

Curtis M. Samford Vice President and President, Castle Metals Oil & Gas	47	Mr. Samford began his employment in March 2008 as Vice President of the registrant and President of Castle Metals Oil & Gas. Mr. Samford formerly was a Vice President with Alcoa, Inc. from 2005 through 2007 and Vice President, Commercial Operations with UniPure Corporation through 2001.

Blain A. Tiffany Vice President and President, Castle Metals Plate	49	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003, Vice President — Regional Manager in 2005 and in 2006 was appointed to the Position of Vice President — Sales. In 2007 Mr. Tiffany was appointed to the Position of Vice President of the registrant and President of Castle Metals Plate.

Michael Zundel Vice President and President, Castle Metals Aerospace	60	Mr. Zundel began his employment with Transtar in 1993 and was appointed to the position of Executive Vice, Commercial. In 2007, Mr. Zundel was appointed to the position of President, Transtar Metals and subsequently was appointed to the position of Vice President of the registrant and President of Castle Metals Aerospace.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	45	Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.
     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2008 filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Information Concerning Nominees for Directors” and “Meetings and Committees of the Board” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2008, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Management Remuneration” and is hereby incorporated by this specific reference.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 2, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2008, filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Information Concerning Nominees for Directors” and “Stock Ownership of Certain Beneficial Owners and Management” is hereby incorporated by this specific reference.
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
     Equity Plan Disclosures:
     The following table includes information regarding the Company’s equity compensation plans:

(c)
Number of
securities
remaining available
				(b)	for future
	(a)			Weighted-average	issuances under
	Number of securities to be			exercise price of	equity compensation
	issued upon exercise of			outstanding	plans [excluding
	outstanding options, warrants			options, warrants	securities
Plan category	and rights			and rights	reflected in column (a)]

Equity compensation plans approved by security holders	Options	284,120		$11.68	36,653
	Performance	846,101	**	$0.00 *
Equity compensation plans not approved by security holders		—		—	—

Total		1,130,221		$2.94 *	36,653

*	Performance shares were, at the time target grants were established, valued at market price. The weighted average market price of performance shares at date of grant is $14.17.

**	Represents total number of securities that may be issued under the Company’s Long-Term Incentive Performance Plans based on actual performance compared to target goals..

The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2007, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group of metals distributors. The comparison in the graph assumes the investment of $100 on December 31, 2002. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested.

*	$100 invested on 12/31/02 in stock or index including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2008 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07

A. M. Castle & Co.	100.00	160.44	262.42	480.00	563.64	607.26
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
Peer Group*	100.00	165.53	219.10	322.21	403.45	560.19

*	Peer Group consists of 1) Olympic Steel, Inc., 2) Reliance Steel & Aluminum Co., and 3) Central Steel & Wire Company. Ryerson was dropped from the peer group as they are no longer a publicly traded company.

ITEM 13 — Certain Relationships and Related Transactions
All information required to be filed in Part III, Item 13, Form-10K, has been included in the Definitive Proxy Statement dated March 20, 2008, filed with the Securities and Exchange Commission pursuant to Regulation 14A entitled “Related Party Transactions” is hereby incorporated by this specific reference.
ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2008, filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Audit Committee Report to Stockholders” is hereby incorporated by this specific reference.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
A. M. Castle & Co.
Index To Financial Statements and Schedules

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. (4)

3.1	Articles of Incorporation of the Company (1)

3.2	By-Laws of the Company

4.1	Note Agreement dated November 17, 2005 for 6.26% Senior Secured Note Due November 17, 2005 between the Company as issuer and the Prudential Insurance Company of American and Prudential Retirement Insurance and Annuity Company as Purchasers. (3)

4.2	Amendment No. 1 to Note Agreement, dated September 5, 2006, between the Company and The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company Amendment. (5)

4.3	Amended and Restated Credit Agreement, dated September 5, 2006, by and between A. M. Castle & Co. and Bank of America, N.A., as U.S. Agent, Bank of America, N.A., Canada Branch, as Canadian Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and LaSalle Business Credit, LLC as Documentation Agent. (5)

4.4	Guarantee Agreement, dated September 5, 2006, by and between the Company and the Guarantee Subsidiaries. (5)

4.5	Amended and Restated Collateral Agency and Intercreditor Agreement, dated September 5, 2006 by and among A.M. Castle & Co., Bank of America, N.A., as Collateral Agent, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company and The Northern Trust Company. (5)

4.6	Amended and Restated Security Agreement, dated September 5, 2006, among the Company and the Guarantee Subsidiaries. (5)

4.7	Guarantee Agreement, dated September 5, 2006, by and between the Company and Canadian Lenders and Bank of America, N.A. Canadian Branch, as Canadian Agent. (5)

10.1	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan (1)

10.2	Employment Agreement with Company’s President and CEO dated January 26, 2006 (6)

10.3	Change of Control Agreement with Senior Executives of the Company (2)

10.4	Management Incentive Plan* (2)

10.5	Description of Director’s Deferred Compensation Plan (2)

10.6	Employment Agreement with Company’s Chairman of the Board dated January 26, 2006 (6)

10.7	Executive Agreement with Company’s Executive Vice President dated January 26, 2006 (6)

10.8	Executive Agreement with Company’s Chief Financial Officer dated July 2, 2003 (6)

14.1	Code of Ethics for Officers and Directors of A.M. Castle & Co. (2)

Exhibit
Number	Description of Exhibit

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Michael H. Goldberg, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Michael H. Goldberg, President and Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Lawrence A. Boik, Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These agreements are considered a compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 12, 2004.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement filed with the SEC on March 20, 2008.

(3)	Incorporated by reference to the Form 8-K filed with the SEC on November 21, 2005.

(4)	Incorporated by reference to the Form 8-K filed with the SEC on August 17, 2006.

(5)	Incorporated by reference to the Form 8-K filed with the SEC on September 8, 2006.

(6)	Incorporated by reference to the Company’s Annual Report for 2005 and Form 10-K filed with the SEC dated March 31, 2006.

SCHEDULE II
A. M. Castle & Co.
Accounts Receivable — Allowance for Doubtful Accounts
Valuation and Qualifying Accounts
For The Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Balance, beginning of year	$3,112	$1,763	$1,760

Add — Provision charged to expense	647	1,095	356
— Transtar allowance at date of acquisition	—	1,229	—
— Recoveries	262	567	173

Less — Uncollectible accounts charged against allowance	(801)	(1,542)	(526)

Balance, end of year	$3,220	$3,112	$1,763

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

By:	/s/ Patrick R. Anderson

Patrick R. Anderson, Vice President — Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 10, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 10th day of March, 2008.

/s/ Brian P. Anderson	/s/ Thomas A. Donahoe	/s/ Ann M. Drake

Brian P. Anderson, Director and	Thomas A. Donahoe, Director and	Ann M. Drake
Chairman, Audit Committee	Member, Audit Committee	Director

/s/ Michael H. Goldberg	/s/ William K. Hall	/s/ Robert S. Hamada

Michael H. Goldberg, President,	William K. Hall	Robert S. Hamada
Chief Executive Officer and	Director	Director
Director
(Principal Executive Officer)

/s/ Patrick J. Herbert, III	/s/ Terrence J. Keating	/s/ Pamela Forbes Lieberman

Patrick J. Herbert, III	Terrence J. Keating	Pamela Forbes Lieberman
Director	Director and Member,	Director and Member,
	Audit Committee	Audit Committee

/s/ John W. McCartney	/s/ Michael Simpson	/s/ Lawrence A. Boik

John W. McCartney,	Michael Simpson	Lawrence A. Boik
Chairman of the Board	Director	Vice President and
Chief Financial Officer
(Principal Financial Officer)