Form 10-Q
period 2008-03-31
CASTLE A M & CO
filed 2008-04-29
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended	March 31, 2008	or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-5415

A. M. Castle & Co.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone, including area code	847/455-7111

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

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes                       No      X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008

Common Stock, $0.01 Par Value	22,636,239 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and par value data)	As of
Unaudited	March 31,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$31,427	$22,970
Accounts receivable, less allowances of $3,560 at March 31, 2008 and $3,220 at December 31, 2007	205,106	146,675
Inventories, principally on last-in, first-out basis (replacement cost higher by $145,086 at March 31, 2008 and $142,118 at December 31, 2007)	220,392	207,284
Other current assets	13,605	13,462

Total current assets	470,530	390,391
Investment in joint venture	18,810	17,419
Goodwill	114,207	101,540
Intangible assets	63,039	59,602
Prepaid pension cost	27,758	25,426
Other assets	5,062	7,516
Property, plant and equipment, at cost
Land	5,193	5,196
Building	48,995	48,727
Machinery and equipment (includes construction in progress)	162,902	155,950

	217,090	209,873
Less — accumulated depreciation	(136,597)	(134,763)

	80,493	75,110

Total assets	$779,899	$677,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$154,799	$109,055
Accrued liabilities	35,069	33,143
Income taxes payable	6,049	2,497
Deferred income taxes — current	6,656	7,298
Current portion of long-term debt	7,599	7,037
Short-term debt	24,824	18,739

Total current liabilities	234,996	177,769

Long-term debt, less current portion	92,815	60,712
Deferred income taxes	39,853	37,760
Other non-current liabilities	17,182	15,688
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value — 30,000,000 shares authorized; 22,814,440 shares issued and 22,585,861 outstanding at March 31, 2008 and 22,330,946 shares issued and 22,097,869 outstanding at December 31, 2007	228	223
Additional paid-in capital	177,109	179,707
Retained earnings	219,622	207,134
Accumulated other comprehensive income (loss)	1,493	1,498
Treasury stock, at cost — 228,579 shares at March 31, 2008 and 233,077 shares at December 31, 2007	(3,399)	(3,487)

Total stockholders’ equity	395,053	385,075

Total liabilities and stockholders’ equity	$779,899	$677,004

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	For the Three
(Dollars in thousands, except per share data)	Months Ended
Unaudited	March 31,
	2008	2007

Net sales	$393,479	$375,351
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	291,344	269,450
Warehouse, processing and delivery expense	38,525	35,570
Sales, general, and administrative expense	35,482	36,394
Depreciation and amortization expense	5,811	4,896

Operating income	22,317	29,041
Interest expense, net	(2,046)	(4,261)

Income before income taxes and equity in earnings of joint venture	20,271	24,780
Income taxes	(8,350)	(9,877)

Income before equity in earnings of joint venture	11,921	14,903
Equity in earnings of joint venture	1,893	932

Net income	13,814	15,835
Preferred stock dividends	—	(243)

Net income applicable to common stock	$13,814	$15,592

Basic earnings per share	$0.62	$0.84

Diluted earnings per share	$0.62	$0.81

Dividends per common share paid	$0.06	$0.06

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For the Three Months
Unaudited	Ended March 31,
	2008	2007

Operating activities:
Net income	$13,814	$15,835
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,811	4,896
Amortization of deferred gain	(223)	(223)
Loss on disposal of fixed assets	11	1,340
Equity in earnings of joint venture	(1,893)	(932)
Dividends from joint venture	503	358
Deferred tax provision (benefit)	745	1,649
Share-based compensation expense	831	1,454
Excess tax benefits from share-based payment arrangements	(2,665)	—
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(44,092)	(28,859)
Inventories	(2,255)	(35,012)
Other current assets	(997)	2,216
Other assets	(110)	(67)
Prepaid pension costs	(518)	827
Accounts payable	35,627	32,325
Accrued liabilities	(1,538)	694
Income taxes payable	6,866	8,055
Postretirement benefit obligations and other liabilities	(165)	288

Net cash from operating activities	9,752	4,844
Investing activities:
Cash paid for acquisitions, net of cash acquired	(26,876)	—
Capital expenditures	(5,377)	(2,179)
Proceeds from sale of fixed assets	29	9

Net cash used in investing activities	(32,224)	(2,170)
Financing activities:
Short-term borrowings, net	5,827	2,500
Proceeds from issuance of long-term debt	30,377	—
Repayments of long-term debt	(67)	(1,703)
Payment of debt issuance fees	—	(21)
Preferred stock dividend	—	(243)
Common stock dividends	(1,326)	(1,023)
Excess tax benefits from share-based payment arrangements	2,665	—
Payment of withholding taxes from share-based incentive issuance	(6,000)	—

Net cash from (used in) financing activities	31,476	(490)
Effect of exchange rate changes on cash and cash equivalents	(547)	(257)

Net increase in cash and cash equivalents	8,457	1,927

Cash and cash equivalents — beginning of year	22,970	9,526

Cash and cash equivalents — end of period	$31,427	$11,453

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
(Unaudited — Amounts in thousands except share and per share data)
(1)	Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by A.M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2007 is derived from the audited financial statements at that date. The Company believes that the disclosures are adequate and make the information not misleading; however, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, the cash flows and the results of operations for the periods then ended. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2008 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.

Subsequent to the issuance of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007, the Company determined that dividends from joint venture previously reported as cash flows from investing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2007 of $358 should have been reported as cash flows from operating activities. As a result, the Condensed Consolidated Statements of Cash Flows have been corrected to reduce cash inflows from investing activities and increase cash flows from operating activities by $358 for the three months ended March 31, 2007, from the amount previously reported to properly present dividends from joint venture.

Non-cash investing activities for the three months ended March 31, 2008 related primarily to the acquisition of Metals U.K. Group and consisted of $1,997 of stock consideration currently probable of being paid and $345 of cash consideration payable, but not yet paid. The Company had non-cash investing activities for the three months ended March 31, 2007 consisting of $2,957 which represented capital expenditures in accounts payable related to the Company’s initial payment as part of the investment in its new Enterprise Resource Planning (“ERP”) technology.

(2)	New Accounting Standards

Standards Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 157 was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance in applying these definitions. SFAS 157 encourages entities to combine fair value information disclosed under SFAS 157 with other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, where applicable. Additionally, SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. In February 2008, the FASB issued FASB Staff Position Nos. FAS 157-1 and FAS 157-2 (“FSP 157-1” and “FSP 157-2”). FSP 157-1 excludes SFAS No. 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements for leases, from the scope of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.

The Company did not elect the fair value option for any assets or liabilities. The adoption of SFAS 157 and SFAS 159 did not materially affect the Company’s consolidated financial results of operations, cash flows or financial position.

Standards Issued Not Yet Adopted

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s financial condition, results of operations and cash flows.

(3)	Acquisitions

Acquisition of Metals U.K. Group

On January 3, 2008, the Company acquired 100 percent of the outstanding capital stock of Metals U.K. Group (“Metals U.K.” or the “Acquisition”). The Acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values, and included operating results in its Metals segment from the date of acquisition.

Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has four processing facilities; two in Blackburn, England, one in Hoddesdon North East of London and one in Bilbao, Spain. The acquisition of Metals U.K. will allow the Company to expand its global reach and service potential high growth industries.
The aggregate purchase price was approximately $30,055, or $29,218, net of cash acquired, and represents the aggregate cash purchase price, contingent consideration currently probable of payment, debt paid off at closing, and transaction costs. There is also the potential for additional purchase price of up to $12,000 based on the achievement of performance targets related to fiscal year 2008. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s global reach, as well as to obtain Metals U.K.’s skilled, established workforce.
In conjunction with the Acquisition, the Company amended its existing revolving line of credit, expanding it to $230,000, which includes a $50,000 increase in capacity specifically to fund the Acquisition and provide for future working capital needs of its European operations (see Note 5). The increased line of credit allows for funding in either British pounds or Euros to reduce the impact of foreign exchange rate volatility.
The following allocation of the purchase price is preliminary:
Preliminary Purchase Price Allocation

Current assets	$26,037
Property, plant and equipment, net	3,876
Trade name	516
Customer relationships — contractual	893
Customer relationships — non-contractual	2,421
Non-compete agreements	1,706
Goodwill	12,697

Total assets	48,146

Current liabilities	13,775
Long-term liabilities	4,316

Total liabilities	18,091

Net assets	$30,055
The final purchase price allocation is subject to adjustment upon the finalization of items such as, the Metals U.K. December 31, 2007 financial statements, the fair-value of certain tangible assets and liabilities, deferred tax valuation and the determination of contingent consideration earned, if any. Any adjustments made to the purchase price in subsequent periods will impact the final allocation of purchase price to the acquired assets and liabilities.
The acquired intangible assets have a weighted average useful life of approximately 4.4 years. Useful lives by intangible asset category are as follows: trade name — 1 year, customer relationships — contractual — 10 years, customer relationships — non-contractual — 4 years and non-compete agreement — 3 years. The goodwill and intangible assets are not deductible for tax purposes.
Pro forma financial information as if the acquisition had been completed as of the beginning of the three months ended March 31, 2007 has not been presented because the effect of the Acquisition was not material to the Company’s financial results of operations.

Acquisition of Transtar Intermediate Holdings #2, Inc. (“Transtar”)

As discussed in Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the final purchase price for acquisition of Transtar is subject to a working capital adjustment. The final determination and agreement on the adjustment has not been completed as of March 31, 2008, but the Company is pursuing a conclusion, the result of which is not expected to be material to the purchase price. The purchase price adjustment will impact the final allocation of purchase price to the acquired assets and liabilities.

(4)	Earnings Per Share

The Company determined earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). For the three-month period ended March 31, 2007, prior to the conversion of the preferred stock in connection with the secondary offering in May 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards, convertible preferred stock shares and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. In accordance with SFAS 128, the following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2008 and 2007 (shares in thousands):

	2008	2007

Numerator:
Net income	$13,814	$15,835
Preferred dividends distributed	—	(243)

Undistributed earnings	$13,814	$15,592

Undistributed earnings attributable to:
Common stockholders	$13,814	$14,327
Preferred stockholders, as if converted	—	1,265

Total undistributed earnings	$13,814	$15,592

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,195	17,048
Effect of dilutive securities:
Outstanding employee and directors’ common stock options, restricted stock and share-based awards	172	771
Convertible preferred stock	—	1,794

Denominator for diluted earnings per share	22,367	19,613

Basic earnings per share	$0.62	$0.84

	2008	2007

Diluted earnings per share	$0.62	$0.81

Outstanding employees and directors common stock options and convertible preferred stock shares having an anti-dilutive effect	20	30
(5)	Debt

Short-term and long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007

SHORT-TERM DEBT
U.S. Revolver A	$7,900	$4,300
Mexico	2,300	—
Other Foreign	4,352	2,312
Trade acceptances	10,272	12,127

Total short-term debt	24,824	18,739

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2008 through 2015	63,228	63,228
U.S. Revolver B	30,640	—
Industrial development revenue bonds at a 3.91% weighted average rate, due in varying amounts through 2009	3,600	3,600
Other, primarily capital leases	2,946	921

Total long-term debt	100,414	67,749
Less-current portion	(7,599)	(7,037)

Total long-term portion	92,815	60,712

TOTAL SHORT-TERM AND LONG-TERM DEBT	$125,238	$86,488

     On January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement dated as of September 5, 2006 with its lending syndicate. The amended senior credit facility provides a $230,000 five-year secured revolver. The facility consists of (i) a $170,000 revolving “A” loan (the “U.S. A Revolver”) to be drawn by the Company from time to time, (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. B Revolver“and with the U.S. A Revolver, the “U.S. Facility”) to be drawn by the Company or its U.K. subsidiary from time to time, and (iii) a Cdn. $9,800 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date) (the “Canadian Facility”) to be drawn by the Canadian subsidiary from time to time. In addition, the maturity date of the facility was extended to January 2, 2013. The obligations of the U.K. subsidiary under the U.S. B Revolver are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to a U.K. Guarantee Agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008 (the “U.K. Guarantee Agreement”). The U.S. A Revolver letter of credit sub-facility was increased from $15,000 to $20,000. The Company’s U.K. subsidiary drew £14,900 (or $29,600) of the amount available under the U.S. B Revolver to finance the acquisition of Metals U.K. Group on January 3, 2008 (see Note 3).

Depending on the type of borrowing selected by the Company, the applicable interest rate for loans under the U.S. Facility is calculated as a per annum rate equal to (i) LIBOR plus a variable margin or (ii) “Base Rate”, which is the greater of the U.S. prime rate or the federal funds effective rate plus 0.5%, plus a variable margin. The margin on LIBOR or Base Rate loans may fall or rise as set forth in the Amended and Restated Credit Agreement depending on the Company’s debt-to-capital ratio as calculated on a quarterly basis.

Also, on January 2, 2008, the Company and its material domestic subsidiaries entered into an Amendment No. 2 with its insurance company and affiliate to amend the covenants on the 6.76% Notes so as to be substantially the same as the amended senior credit facility.

As of March 31, 2008, the Company had outstanding borrowings under its U.S. A Revolver of $7,900 and availability of $152,917. Borrowings under the U.S. B Revolver were $30,640 and availability was $19,360 as of March 31, 2008. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and had availability of $10,000. The weighted average interest rate for borrowings under the U.S. A Revolver and U.S. B Revolver as of March 31, 2008 was 6.43% and 6.65%, respectively.

As of March 31, 2008, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.

(6)	Segment Reporting

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

In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very tight specifications. Core products include nickel alloys, aluminum, stainless steels and carbon. Inventories of these products assume many forms such as plate, sheet, round bar, hexagon bar, square and flat bars; tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally processes, turns, polishes and straightens alloy and carbon bar.

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

The accounting policies of all segments are the same as described in Note 1 “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates the performance of its business segments based on operating income. The Metals segment includes the operating results of Metals U.K. for the three months ended March 31, 2008.

Segment information for the three months ended March 31, 2008 and 2007 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income (Loss)	Expenditures	Amortization

2008
Metals segment	$362,266	$23,302	$4,866	$5,508
Plastics segment	31,213	1,618	511	303
Other	—	(2,603)	—	—

Consolidated	$393,479	$22,317	$5,377	$5,811

2007
Metals segment	$346,592	$30,330	$1,745	$4,604
Plastics segment	28,759	1,505	434	292
Other	—	(2,794)	—	—

Consolidated	$375,351	$29,041	$2,179	$4,896

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Segment information for total assets is as follows:

	March 31,	December 31,
	2008	2007

Metals segment	$707,379	$607,993
Plastics segment	53,710	51,592
Other	18,810	17,419

Consolidated	$779,899	$677,004

“Other” — Total assets consist of the Company’s investment in joint venture.

(7)	Goodwill and Intangible Assets

Acquisition of Metals U.K.

As discussed in Note 3, the Company acquired the outstanding capital stock of Metals U.K. on January 3, 2008. Metals U.K.’s results and assets are included in the Company’s Metals segment from the date of acquisition.

The changes in carrying amounts of goodwill during the three months ended March 31, 2008 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2007	$88,567	$12,973	$101,540
Acquisition of Metals U.K.	12,697	—	12,697
Currency valuation	(30)	—	(30)

Balance as of March 31, 2008	$101,234	$12,973	$114,207

The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test performed during the first quarter of 2008, the Company has determined that there is no impairment of goodwill.

The following summarizes the components of intangible assets:

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$70,181	$9,829	$66,867	$8,131
Non-compete agreements	3,263	963	1,557	691
Trade name	516	129	—	—

Total	$73,960	$10,921	$68,424	$8,822

The weighted-average amortization period for the intangible assets is 10.3 years, 10.7 years for customer relationships, 3 years for non-compete agreements and 1 year for trade name. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three — month periods ended March 31, 2008 and 2007, amortization expense was $2,099 and $1,679, respectively.

The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2008	$8,388
2009	7,699
2010	7,349
2011	6,770
2012	6,161
(8)	Inventories

Over 80 percent of the Company’s inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Final inventory determination under the LIFO method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2008, are based solely on management’s estimates of future inventory levels and costs. Since estimates of future inventory levels and costs are subject to certain forces beyond the control of management, interim financial results are subject to estimated fiscal year-end LIFO inventory valuations.

Current replacement cost of inventories exceeded book value by $145,086 and $142,118 at March 31, 2008 and December 31, 2007, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(9)	Share-based Compensation

The Company accounts for its share-based compensation programs by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period in accordance with SFAS No. 123R, “Share-Based Payment.” The compensation cost that has been charged against income for the Company’s share-based compensation arrangements was $831 and $1,454 for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $324 and $427 for the three months ended March 31, 2008 and 2007, respectively. All compensation expense related to share-based compensation plans is recorded in sales, general and administrative expense. The unrecognized compensation cost as of March 31, 2008 associated with all share-based payment arrangements is $6,733 and the weighted average period over which it is to be expensed is 1.7 years.

Restricted Stock, Stock Option and Equity Compensation Plans — The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and key management employees. During the three months ended March 31, 2008, the Company established the 2008 Restricted Stock, Stock Option and Equity Compensation Plan, which authorized up to 2,000,000 shares to be issued under the plan.

Beginning in 2006, the Company began to utilize restricted stock to compensate non-employee directors and non-vested shares issued under the Long-Term Incentive Performance (“LTIP”) Plans as its long-term incentive compensation method for executives and other key employees. Stock options may be granted in the future under certain circumstances when deemed appropriate by management and the Board of Directors.

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

		Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2008	284,120	$11.68

Granted	—
Forfeited	—
Exercised	—

Outstanding at March 31, 2008	284,120	$11.68

Vested or expected to vest as of March 31, 2008	284,120	$11.68

As of March 31, 2008, all of the options outstanding were exercisable and had a weighted average remaining contractual life of 5.4 years. The total intrinsic value of options outstanding at March 31, 2008 is $4,406. There was no unrecognized compensation cost related to stock option compensation arrangements.
A summary of the restricted stock activity is as follows:

		Weighted-Average
Restricted Stock	Shares	Grant Date Fair Value

Non-vested at January 1, 2008	52,714	$28.51
Granted	4,498	$22.23
Less vested shares	—

Non-vested at March 31, 2008	57,212	$28.02

Deferred Compensation Plan — The Company also has a Director’s Deferred Compensation Plan for directors who are not officers of the Company. Under this plan, directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement or death, and is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and represent a liability award which is re-measured at fair value at each reporting date. As of March 31, 2008, an aggregate 23,913 common share equivalent units are included in the director accounts.

Long-Term Incentive Performance Plans — The Company maintains the 2005 Performance Stock Equity Plan (the “2005 Plan”), the 2007 Long-Term Incentive Plan (the “2007 Plan”) and the 2008 Long-Term Incentive Plan (the “2008 Plan”) (collectively referred to as the “LTIP Plans”). Under the LTIP Plans, selected executives and other key employees are eligible to receive share-based awards. Final award vesting and distribution of awards granted under the LTIP Plans is determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2005, 2007 and 2008 Plans, respectively). Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom performance shares have been granted under the LTIP Plans must be employed by the Company at the end of the performance period or the award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not met, no compensation expense would be recognized and any previously recognized compensation expense would be reversed.

2005 Plan — Based on the actual results of the Company for the three-year period ended December 31, 2007, the maximum number of shares (724,268) was earned under the 2005 Plan. During the three months ended March 31, 2008, 483,494 shares were issued to participants at a market price of $25.13 per share. The remaining 240,774 shares were withheld to fund required withholding taxes. The excess tax benefit recorded to additional paid in capital as a result of the share issuance was $2,665.

2007 Plan — The fair value of the awards granted under the 2007 Plan ranged from $25.45 to $34.33 per share and was established using the market price of the Company’s stock on the dates of grant. As of March 31, 2008, based on its projections, the Company estimates that 113,783 shares will be issued. The maximum number of shares that could potentially be issued under the 2007 Plan is 227,566. The shares associated with the 2007 Plan will be distributed in 2010, contingent upon the Company meeting performance goals over the three — year period ending December 31, 2009.

2008 Plan — The fair value of the awards granted under the 2008 Plan was $22.90 per share and was established using the market price of the Company’s stock on the date of grant. As of March 31, 2008, based on its projections, the Company estimates that 221,750 shares will be issued. The maximum number of shares that could potentially be issued under the 2008 Plan is 443,500. The shares associated with the 2008 Plan will be distributed in 2011, contingent upon the Company meeting performance goals over the three — year period ending December 31, 2010.

(10)	Comprehensive Income

Comprehensive income includes net income and all other non-owner changes to equity that are not reported in net income. The Company’s comprehensive income is as follows:

	March 31,
	2008	2007

Net Income	$13,814	$15,835
Foreign currency translation (loss) gain	(1,112)	120
Pension cost amortization, net of tax	1,107	489

Total Comprehensive Income	$13,809	$16,444

The components of accumulated other comprehensive income is as follows:

	March 31,	December 31,
	2008	2007

Foreign currency translation gains	$6,725	$7,837
Unrecognized pension and postretirement benefit costs, net of tax	(5,232)	(6,339)

Total accumulated other comprehensive income	$1,493	$1,498

(11)	Pension and Postretirement Plans

Effective July 1, 2008, the Company-sponsored pension plans and supplemental pension plan (collectively, the “pension plans”) will be frozen. During December 2007, certain of the pension plans were amended and as a result, a curtailment charge of $284 was recognized in 2007. During March 2008, the supplemental pension plan was amended and as a result, a curtailment gain of $472 was recognized during the three months ended March 31, 2008. As a result of the decision to freeze the pension plans, the Company is evaluating its current investment portfolio target allocation for the pension plan funds. The Company may decide to change the investment portfolio target allocation which could impact the expected long-term rate of return and the Company’s net periodic pension cost.

Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	March 31,
	2008	2007

Service cost	$529	$935
Interest cost	1,826	1,911
Expected return on assets	(2,781)	(2,520)
Amortization of prior service cost	26	26
Amortization of actuarial loss	83	787

Net periodic pension (benefit) cost, excluding impact of curtailment	$(317)	$1,139

As of March 31, 2008, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any contributions in 2008.

(12)	Commitments and Contingent Liabilities

At March 31, 2008, the Company had $6,883 of irrevocable letters of credit outstanding which primarily consisted of $3,600 in support of the outstanding industrial development revenue bonds and $2,100 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier (see Note 5).

The Company is the defendant in several lawsuits arising from the operation of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of management, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

(13)	Income Taxes

The following table shows the net change in the Company’s unrecognized tax benefits:

Balance as of December 31, 2007	$1,754
Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken during the current year	65

Balance as of March 31, 2008	$1,819

As of March 31, 2008, the Company has a $1,819 liability recorded for unrecognized tax benefits of which $658 would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.
The Company and its subsidiaries files income tax returns in the U.S., 28 states and seven foreign jurisdictions. The 2005 and 2006 U.S. federal income tax returns and Canadian income tax returns for 2002 through 2004 are currently under audit. No material adjustments have been proposed to date. Due to the potential for resolution of the IRS and Canadian examinations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $1,150.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Review
This discussion should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and Notes.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) continued to experience higher pricing for its products through the first quarter of 2008, which contributed to favorable revenue growth compared to the first quarter of last year. The acquisition of Metals U.K. Group (“Metals U.K.”) during the first quarter of 2008 also factored into the revenue growth. Demand for aerospace, oil and gas and plate products, which serves the heavy equipment and infrastructure markets, were strong in comparison to the first quarter of last year.
     Average tons per day sold in aerospace for the first quarter of 2008 were 3.5% higher than last year, but margins for specialty aerospace grade aluminum plate were compressed compared to the first quarter of last year, due to a continuation of oversupply of aluminum plate throughout the entire supply chain. Beginning in the second half of 2007, aerospace aluminum plate was in oversupply due to the increased production capacity at the mills, the announced production delays of the

Airbus 380 (“A 380”) and Joint Strike Fighter (“JSF”) programs and the excess inventories being held throughout the supply chain. Margins will remain depressed until these excess inventories are utilized, but subsequently should increase as build rates in the A 380, JSF, and other programs increase.
     The Company’s Plastics segment reported 8.5% sales growth compared to the first quarter of 2007, due to increased volume as a result of the strength of its program customer business.
     Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2006 through the first quarter of 2008. Generally speaking, it is considered that an index above 50.0 indicates continuing growth in the manufacturing sector of the U.S. economy. As the data indicates, the index experienced a slight decline in the first quarter of 2008.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2006	54.7	54.1	52.9	50.8
2007	50.5	53.0	51.3	49.6
2008	49.2

An unfavorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a lower level in the near-term. Although the PMI does offer some insight, management also relies on its relationships with the Company’s supplier and customer base to assess continuing demand trends. As of March 31, 2008, these other indicators generally point to a reasonably healthy demand for the Company’s specialty products in 2008. In particular, products utilized in the oil and gas, aerospace, heavy equipment and certain plastic related industries exhibited strong levels of demand in the first quarter of 2008 and management believes these industries will remain strong during the next few months. The long-term outlook on demand for the Company’s end markets is less predictable. However, the Company expanded its international presence with the recent acquisition of Metals U.K. in early 2008 and with the early second quarter 2008 start-up of its Shanghai, China service center. As the Company continues to expand internationally, it becomes less reliant upon the North American general manufacturing economy.
Average metals pricing, in the aggregate, for the products the Company sells have remained at favorably high levels. Management believes that the ongoing consolidation of metal producers has resulted in better material price discipline through enhanced matching of material supply with global demand. The Company believes that this has resulted in and will continue to lead to more stable metal pricing throughout the steel industry.
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

Results of Operations: First Quarter 2008 Comparisons to First Quarter 2007
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2008 and 2007.

	(Amounts in 000’s)		Fav/(Unfav)
	2008	2007	$ Change	% Change

Net Sales
Metals	$362,266	$346,592	$15,674	4.5%
Plastics	31,213	28,759	2,454	8.5%

Total Net Sales	$393,479	$375,351	$18,128	4.8%

Cost of Materials
Metals	$270,251	$249,987	$20,264	(8.1)%
% of Metals Sales	74.6%	72.1%		(2.5)%
Plastics	21,093	19,463	1,630	(8.4)%
% of Plastics Sales	67.6%	67.7%		0.1%

Total Cost of Materials	$291,344	$269,450	$21,894	(8.1)%
% of Total Sales	74.0%	71.8%		(2.2)%

Other Operating Costs and Expenses
Metals	$68,713	$66,275	$2,438	(3.7)%
Plastics	8,502	7,791	711	(9.1)%
Other	2,603	2,794	(191)	6.8%

Total Other Operating Costs & Expenses	$79,818	$76,860	$2,958	(3.8)%
% of Total Sales	20.3%	20.5%		0.2%

Operating Income
Metals	$23,302	$30,330	$(7,028)	(23.2)%
% of Metals Sales	6.4%	8.7%		(2.3)%
Plastics	1,618	1,505	113	7.5%
% of Plastics Sales	5.2%	5.2%		—
Other	(2,603)	(2,794)	191	6.8%

Total Operating Income	$22,317	$29,041	$(6,724)	(23.2)%
% of Total Sales	5.7%	7.7%		(2.0)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Acquisition of Metals U.K. Group:
On January 3, 2008, the Company acquired all of the issued and outstanding capital stock of Metals U.K. The results of Metals U.K.’s operations have been included in the consolidated financial statements since that date. These results of operations and the assets of Metals U.K. are included in the Company’s Metals segment. For more information regarding the acquisition of Metals U.K., refer to Note 3 to the condensed consolidated financial statements.
Net Sales:
Consolidated net sales for the Company were $393.5 million, an increase of $18.1 million, or 4.8%, versus the first quarter of 2007. Higher material prices on slightly higher demand resulted in increased revenues. The Metals U.K. acquisition contributed to the total net sales increase.
     Metals segment sales during the first quarter of 2008 of $362.3 million were $15.7 million, or 4.5%, higher than last year. On a same location basis for the balance of the Metals segment, volume and mix impact on sales was more than offset by a 3.1% average price increase as compared to the first quarter of last year. The Metals U.K. acquisition also contributed to the segment sales increase in the quarter.

Plastics segment sales during the first quarter of 2008 of $31.2 million were $2.5 million, or 8.5% higher than the first quarter of 2007. The Plastics business experienced an increase in demand from its large contractual accounts during the quarter.
Cost of Materials:
Consolidated first quarter 2008 cost of materials (exclusive of depreciation and amortization) increased $21.9 million, or 8.1%, to $291.3 million. The acquisition of Metals U.K. contributed to the increase. The balance of the increase reflected higher metal costs from suppliers and mix of products sold. Material costs for the first quarter were 74.0% of sales as compared to 71.8% in the first quarter of 2007. Increased material costs as a percent of sales are partly the result of competitive pricing on aerospace grade aluminum plate due to the product oversupply throughout the industry. Also, the Company continues to experience competitive price pressure in other products within the Metals segment.
Other Operating Expenses and Operating Income:
On a consolidated basis, other operating costs and expenses increased $3.0 million, or 3.8%, compared to the first quarter of 2007. The Metals U.K. acquisition contributed to the increase. Other operating costs and expenses during the first quarter of 2008 were $79.8 million, or 20.3% of sales compared to $76.9 million, or 20.5% of sales last year.
     Consolidated operating income for the quarter of $22.3 million was $6.7 million, or 23.2%, lower than the same quarter last year. The Company’s first quarter 2008 operating profit margin (defined as operating income divided by net sales) decreased to 5.7% from 7.7% in the first quarter of 2007, primarily due to competitive market pricing related principally to an oversupply of aluminum plate in the aerospace industry.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $2.0 million in the first quarter of 2008, a decrease of $2.2 million versus the same period in 2007 as a result of reduced borrowings. The Transtar acquisition debt was repaid with proceeds from the Company’s secondary public equity offering completed in May 2007. (See “Liquidity and Capital Resources” discussion below).
     Income tax expense decreased to $8.4 million from $9.9 million in the first quarter of 2007 due to lower taxable earnings. The effective tax rate was 41.2% in the first quarter of 2008 and 39.9% during the same quarter of 2007. The increase in the effective tax rate is largely a result of the increase in earnings and associated tax expense from the Company’s Kreher Steel joint venture.
     Equity in earnings of the Company’s joint venture, Kreher Steel, was $1.9 million in the first quarter of 2008, $1.0 million higher than the same period last year, reflecting the joint venture’s acquisition of a metal distribution company in April 2007.
     Consolidated net income was $13.8 million, or $0.62 per diluted share, in the first quarter of 2008 versus $15.6 million, or $0.81 per diluted share, for the same period in 2007.
     Weighted average diluted shares outstanding increased 14.0% to 22.4 million for the quarter-ended March 31, 2008 as compared to 19.6 million shares for the same period in 2007. The increase in average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007.
Accounting Policies:
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

(“SFAS 159”). See Note 2 to the condensed consolidated financial statements for more information regarding the Company’s adoption of the standards. There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital, and the $230 million amended senior credit facility.
     Cash from operating activities for the first three months of 2008 was $9.8 million. Receivable days outstanding were 45.4 days at the end of the first quarter of 2008 as compared to 45.9 days at the end of the fourth quarter of 2007. Average Inventory DSI (days sales in inventory) was 112.2 days at the end of the first quarter of 2008 versus 132.4 days at the end of the fourth quarter of 2007, reflecting stronger sales and improved inventory management.
     In anticipation of the Metals U.K. acquisition, on January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement dated as of September 5, 2006 with its lending syndicate. The facility consists of (i) a $170 million revolving “A” loan (the “U.S. A Revolver”) to be drawn by the Company from time to time, (ii) a $50 million multicurrency revolving “B” loan (the” U.S. B Revolver” and with the U.S. A Revolver, the “U.S. Facility”) to be drawn by the Company or its U.K. subsidiary from time to time, and (iii) a Cdn. $9.8 million revolving loan (corresponding to $10 million in U.S. dollars as of the amendment closing date) (the “Canadian Facility”) to be drawn by the Company’s Canadian subsidiary from time to time. The maturity date of the facility was extended to January 2, 2013. The obligations of the U.K. Subsidiary under the U.S. B Revolver are guaranteed by the Company and its material domestic subsidiaries. The U.S. A Revolver letter of credit sub-facility was increased from $15 million to $20 million. The Company’s U.K. subsidiary drew £14.9 million (or approximately $29.6 million) of the amount available under the U.S. B Revolver to finance the acquisition.
     As of March 31, 2008, the Company had outstanding borrowings of $7.9 million under its U.S. A Revolver and had availability of $152.9 million. Borrowings under the U.S. B Revolver were $30.6 million and availability was $19.4 million. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and availability of $10 million at March 31, 2008.
     The Company paid cash dividends to its shareholders of $0.06 per common share, or $1.3 million, for the three months ended March 31, 2008.
     Capital expenditures through March 2008 were $5.4 million including approximately $3.1 million for the Company’s on-going ERP implementation.
     The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next five years and thereafter are summarized below:

(Amounts in 000’s)

2008	$7,374
2009	11,164
2010	7,877
2011	7,994
2012	8,189
2013 and beyond	57,816

Total debt	$100,414

     As of March 31, 2008, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
     Current business conditions lead management to believe that cash from operations along with funds available under our $230 million credit facility will be sufficient to fund its working capital needs, capital expenditure programs and meet its debt obligations.
     As of March 31, 2008, the Company had $6.9 million of irrevocable letters of credit outstanding, which primarily consisted of $3.6 million in support of the outstanding industrial revenue bonds and $2.1 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2007. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2007 for further discussion of such risks.
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
     In its Annual Report on Form 10-K for the year ended December 31, 2007, the Company reported that, based upon their review and evaluation, the Company’s disclosure controls and procedures were effective as of December 31, 2007.
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
Item 1A. Risk Factors
During the quarter there were no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
Exhibit 31.1 Certification Pursuant to Section 302 by CEO
Exhibit 31.2 Certification Pursuant to Section 302 by CFO
Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.

(Registrant)

Date: April 29, 2008	By:	/s/ Patrick R. Anderson

Patrick R. Anderson

Vice President – Controller and Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)