Form 10-Q
period 2008-06-30
CASTLE A M & CO
filed 2008-07-30
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell copmany (as defined Rule 12b-2 of the Exchange Act. Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2008
Common Stock, $0.01 Par Value	22,645,807shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	26-27

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	29
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and par value data)
Unaudited

	As of
	June 30,	Dec 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$26,132	$22,970
Accounts receivable, less allowances of $3,434 at June 30, 2008 and $3,220 at December 31, 2007	211,137	146,675
Inventories, principally on last-in, first-out basis (replacement cost higher by $174,912 at June 30, 2008 and $142,118 at December 31, 2007)	248,007	207,284
Other current assets	16,722	13,462

Total current assets	501,998	390,391
Investment in joint venture	21,050	17,419
Goodwill	113,847	101,540
Intangible assets	60,939	59,602
Prepaid pension cost	28,373	25,426
Other assets	8,389	7,516
Property, plant and equipment, at cost
Land	5,194	5,196
Building	49,591	48,727
Machinery and equipment (includes construction in progress)	167,729	155,950

	222,514	209,873
Less — accumulated depreciation	(139,794)	(134,763)

	82,720	75,110

Total assets	$817,316	$677,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$173,836	$109,055
Accrued liabilities	31,342	33,143
Income taxes payable	3,190	2,497
Deferred income taxes — current	6,563	7,298
Current portion of long-term debt	7,416	7,037
Short-term debt	36,378	18,739

Total current liabilities	258,725	177,769

Long-term debt, less current portion	94,721	60,712
Deferred income taxes	39,992	37,760
Other non-current liabilities	17,144	15,688
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value — 30,000,000 shares authorized;
22,850,106 shares issued and 22,638,707 outstanding at June 30, 2008 and 22,330,946 shares issued and 22,097,869 outstanding at December 31, 2007	228	223
Additional paid-in capital	178,195	179,707
Retained earnings	229,515	207,134
Accumulated other comprehensive income	1,860	1,498
Treasury stock, at cost - 211,399 shares at June 30, 2008 and 233,077 shares at December 31, 2007	(3,064)	(3,487)

Total stockholders’ equity	406,734	385,075

Total liabilities and stockholders’ equity	$817,316	$677,004

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
Unaudited

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$397,115	$372,608	$790,594	$747,959

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	297,196	270,263	588,540	539,713
Warehouse, processing and delivery expense	40,091	34,293	78,616	69,863
Sales, general and administrative expense	36,168	33,947	71,650	70,341
Depreciation and amortization expense	6,067	4,977	11,878	9,873

Operating income	17,593	29,128	39,910	58,169

Interest expense, net	(2,213)	(4,163)	(4,259)	(8,424)

Income before income taxes and equity in earnings of joint venture	15,380	24,965	35,651	49,745

Income taxes	(6,949)	(9,994)	(15,299)	(19,871)

Income before equity in earnings of joint venture	8,431	14,971	20,352	29,874

Equity in earnings of joint venture	2,820	1,391	4,713	2,323

Net income	11,251	16,362	25,065	32,197

Preferred stock dividends	—	(350)	—	(593)

Net income applicable to common stock	$11,251	$16,012	$25,065	$31,604

Basic earnings per share	$0.50	$0.81	$1.12	$1.65

Diluted earnings per share	$0.49	$0.78	$1.11	$1.59

Dividends per common share paid	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

	For the Six
	Months Ended
	June 30,
	2008	2007

Operating activities:
Net income	$25,065	$32,197
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,878	9,873
Amortization of deferred gain	(638)	(447)
Loss on disposal of fixed assets	15	1,327
Impairment of long-lived asset	—	589
Equity in earnings of joint venture	(4,713)	(2,323)
Dividends from joint venture	1,112	715
Deferred tax provision	750	1,498
Share-based compensation expense	1,757	2,515
Excess tax benefits from share-based payment arrangements	(2,752)	(148)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(49,633)	(25,153)
Inventories	(29,441)	(43,611)
Other current assets	2,328	2,762
Other assets	1,386	2,035
Prepaid pension costs	(1,036)	49
Accounts payable	53,916	5,741
Accrued liabilities	(4,695)	2,454
Income taxes payable	(5,192)	(1,861)
Postretirement benefit obligations and other liabilities	(1,622)	626

Net cash used in operating activities	(1,515)	(11,162)

Investing activities:
Cash paid for acquisition, net of cash acquired	(26,812)	—
Capital expenditures	(11,262)	(8,371)
Proceeds from sale of fixed assets	29	23

Net cash used in investing activities	(38,045)	(8,348)

Financing activities:
Short-term borrowings (repayments), net	17,344	(39,560)
Proceeds from issuance of long-term debt	32,288	—
Repayments of long-term debt	(279)	(28,899)
Payment of debt issuance fees	(424)	(21)
Preferred stock dividends	—	(345)
Common stock dividends	(2,684)	(2,056)
Excess tax benefits from share-based payment arrangements	2,752	148
Net proceeds from issuance of common stock	—	93,196
Payment of withholding taxes from share-based incentive issuance	(6,000)	—
Exercise of stock options and other	523	210

Net cash from financing activities	43,520	22,673

Effect of exchange rate changes on cash and cash equivalents	(798)	375

Net increase in cash and cash equivalents	3,162	3,538

Cash and cash equivalents — beginning of year	22,970	9,526

Cash and cash equivalents — end of period	$26,132	$13,064

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
(Unaudited — Amounts in thousands except share and per share data)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A.M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2007 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2008 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
Non-cash investing activities for the six months ended June 30, 2008 related primarily to the acquisition of Metals U.K. Group and consisted of $1,997 of stock consideration currently probable of being paid, but not yet paid. The Company had non-cash investing activities for the six months ended June 30, 2008 consisting of $198, which represented capital expenditures in accounts payable.
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
Standards Issued Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following currently existing generally accepted accounting principles until January 1, 2009. The Company is still evaluating the expected impact that SFAS 141R may have on the Company’s consolidated financial statements when effective.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s financial condition, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The previous U.S. GAAP hierarchy existed within the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS 162 moves the U.S. GAAP hierarchy to the accounting literature, thereby directing it to reporting entities which are responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. The Company will adopt SFAS 162 when it becomes effective which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of this standard to have a material impact on the Company’s financial condition, results of operations and cash flows.
In May 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is expected that FSP SFAS 142-3 will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

(3) Acquisitions
Acquisition of Metals U.K. Group
On January 3, 2008, the Company acquired 100 percent of the outstanding capital stock of Metals U.K. Group (“Metals U.K.” or the “Acquisition”). The Acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values.
Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has four processing facilities; two in Blackburn, England, one in Hoddesdon (North East of London) and one in Bilbao, Spain. The acquisition of Metals U.K. is expected to allow the Company to expand its global reach and service potential high growth industries.
The aggregate purchase price was approximately $29,648, or $28,809, net of cash acquired, and represents the aggregate cash purchase price, contingent consideration currently probable of payment, debt paid off at closing, and direct transaction costs. There is also the potential for additional purchase price of up to $12,000 based on the achievement of performance targets related to fiscal year 2008. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s global reach, as well as to obtain Metals U.K.’s skilled, established workforce.
In conjunction with the Acquisition, the Company amended its existing revolving line of credit, expanding it to $230,000, which includes a $50,000 multi-currency facility to fund the Acquisition and provide for future working capital needs of its European operations (see Note 5). The multi-currency facility allows for funding in either British Pounds or Euros to reduce the impact of foreign exchange rate volatility.
The following allocation of the purchase price is preliminary:
Preliminary Purchase Price Allocation

Current assets	$25,903
Property, plant and equipment, net	3,876
Trade name	516
Customer relationships — contractual	893
Customer relationships — non-contractual	2,421
Non-compete agreements	1,705
Goodwill	12,359

Total assets	47,673

Current liabilities	13,726

Long-term liabilities	4,299

Total liabilities	18,025

Net assets	$29,648

The final purchase price allocation is subject to adjustment upon the finalization of items such as the determination of fair value of certain tangible assets and liabilities, the valuation of deferred taxes and the determination of contingent consideration earned, if any. Any adjustments made to the purchase price in subsequent periods will impact the final allocation of purchase price to the acquired assets and liabilities.
The acquired intangible assets have a weighted average useful life of approximately 4.4 years. Useful lives by intangible asset category are as follows: trade name — 1 year, customer relationships — contractual — 10 years, customer relationships — non-contractual — 4 years and non-compete agreements — 3 years. The goodwill and intangible assets acquired are not deductible for tax purposes.
Pro forma financial information as if the Acquisition had been completed as of the beginning of the three and six months ended June 30, 2007 has not been presented because the Acquisition was not deemed to be a material business combination in accordance with SFAS No. 141.
Acquisition of Transtar Intermediate Holdings #2, Inc. (“Transtar”)
As discussed in Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the final purchase price for the acquisition of Transtar is subject to a working capital adjustment. The final determination and agreement on the adjustment was not completed as of June 30, 2008, but the Company is pursuing a conclusion, the result of which is not expected to be material to the purchase price. The purchase price adjustment will impact the final allocation of purchase price to the acquired assets and liabilities.
(4) Earnings Per Share
The Company determined earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). For the period through the conversion of the preferred stock in connection with the secondary offering in May 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards, convertible preferred stock shares and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2008 and 2007:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Numerator:
Net income	$11,251	$16,362	$25,065	$32,197
Preferred dividends distributed	—	(350)	—	(593)

Undistributed earnings	$11,251	$16,012	$25,065	$31,604

Undistributed earnings attributable to:
Common stockholders	$11,251	$15,392	$25,065	$29,730
Preferred stockholders, as if converted	—	620	—	1,874

Total undistributed earnings	$11,251	$16,012	$25,065	$31,604

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,621	18,985	22,408	18,016
Effect of dilutive securities:
Outstanding employee and directors’ common stock options, restricted stock and share-based awards	155	780	82	786
Convertible preferred stock	—	1,196	—	1,495

Denominator for diluted earnings per share	22,776	20,961	22,490	20,277

Basic earnings per share	$0.50	$0.81	$1.12	$1.65

Diluted earnings per share	$0.49	$0.78	$1.11	$1.59

Outstanding common stock options and convertible preferred stock shares having an anti-dilutive effect	20	—	20	—

(5) Debt
Short-term and long-term debt consisted of the following:

	June 30, 2008	December 31, 2007

SHORT-TERM DEBT
U.S. Revolver A	$17,500	$4,300
Mexico	3,000	—
Other foreign	1,407	2,312
Trade acceptances	14,471	12,127

Total short-term debt	36,378	18,739

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2008 through 2015	63,228	63,228
U.S. Revolver B	32,712	—
Industrial development revenue bonds at a 3.91% weighted average rate, due in varying amounts through 2009	3,600	3,600
Other, primarily capital leases	2,597	921

Total long-term debt	102,137	67,749
Less current portion	(7,416)	(7,037)

Total long-term portion	94,721	60,712

TOTAL SHORT-TERM AND LONG-TERM DEBT	$138,515	$86,488

On January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement dated as of September 5, 2006 with its lending syndicate. The amended senior credit facility provides a $230,000 five-year secured revolver. The facility consists of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”) to be drawn by the Company from time to time, (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B” and with the U.S. Revolver A, the “U.S. Facility”) to be drawn by the Company or its U.K. subsidiary from time to time, and (iii) a Cdn. $9,800 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date) (the “Canadian Facility”) to be drawn by the Canadian subsidiary from time to time. In addition, the maturity date of the amended senior credit facility was extended to January 2, 2013. The obligations of the U.K. subsidiary under the U.S. Revolver B are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to an agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008 (the “U.K. Guarantee Agreement”). The U.S. Revolver A letter of credit sub-facility was increased from $15,000 to $20,000. The Company’s U.K. subsidiary drew £14,900 (or $29,600) of the amount available under the U.S. Revolver B to finance the acquisition of Metals U.K. on January 3, 2008 (see Note 3).
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
Also, on January 2, 2008, the Company and its material domestic subsidiaries entered into an Amendment No. 2 with its insurance company and affiliate to amend the covenants on the 6.76% insurance company loan so as to be substantially the same as the amended senior credit facility.

As of June 30, 2008, the Company had outstanding borrowings under its U.S. Revolver A of $17,500 and availability of $142,204. Outstanding borrowings under the U.S. Revolver B were $32,712 and availability was $17,288 as of June 30, 2008. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and had availability of $10,000. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B as of June 30, 2008 was 5.33% and 6.49%, respectively.
As of June 30, 2008, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
(6) Segment Reporting
The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, the Company’s Chief Executive Officer, the chief operating decision-maker, reviews and manages these two businesses separately. As such, these businesses are considered reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and are reported accordingly.
In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very tight specifications. Core products include nickel alloys, aluminum, stainless steels and carbon. Inventories of these products assume many forms such as plate, sheet, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally process, turn, polish and straighten alloy and carbon bar.
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
The accounting policies of all segments are the same as described in Note 1 “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates the performance of its business segments based on operating income. The Metals segment includes the operating results of Metals U.K. for the three and six months ended June 30, 2008.

Segment information for the three months ended June 30, 2008 and 2007 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income	Expenditures	Amortization

2008
Metals segment	$365,400	$19,570	$5,380	$5,749
Plastics segment	31,715	1,096	505	318
Other	—	(3,073)	—	—

Consolidated	$397,115	$17,593	$5,885	$6,067

2007
Metals segment	$343,324	$29,395	$5,579	$4,682
Plastics segment	29,284	1,706	613	295
Other	—	(1,973)	—	—

Consolidated	$372,608	$29,128	$6,192	$4,977

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Segment information for the six months ended June 30, 2008 and 2007 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income	Expenditures	Amortization

2008
Metals segment	$727,666	$42,872	$10,246	$11,257
Plastics segment	62,928	2,714	1,016	621
Other	—	(5,676)	—	—

Consolidated	$790,594	$39,910	$11,262	$11,878

2007
Metals segment	$689,916	$59,725	$7,324	$9,272
Plastics segment	58,043	3,211	1,047	601
Other	—	(4,767)	—	—

Consolidated	$747,959	$58,169	$8,371	$9,873

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for total assets is as follows:

	June 30,	December 31,
	2008	2007

Metals segment	$740,779	$607,993
Plastics segment	55,487	51,592
Other	21,050	17,419

Consolidated	$817,316	$677,004

“Other” — Total assets consist of the Company’s investment in joint venture.

(7) Goodwill and Intangible Assets
Acquisition of Metals U.K.
As discussed in Note 3, the Company acquired the outstanding capital stock of Metals U.K. on January 3, 2008. Metals U.K.’s results and assets are included in the Company’s Metals segment from the date of acquisition.
The changes in carrying amounts of goodwill during the six months ended June 30, 2008 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2007	$88,567	$12,973	$101,540
Acquisition of Metals U.K	12,359	—	12,359
Currency valuation	(52)	—	(52)

Balance as of June 30, 2008	$100,874	$12,973	$113,847

The Company performs an annual impairment test on goodwill during the first quarter of each fiscal year. Based on the test performed during the first quarter of 2008, the Company determined that there is no impairment of goodwill.
The following summarizes the components of intangible assets:

	June 30, 2008		December 31, 2007
	Gross
	Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$70,181	$11,527	$66,867	$8,131
Non-compete agreements	3,262	1,235	1,557	691
Trade name	516	258	—	—

Total	$73,959	$13,020	$68,424	$8,822

The weighted-average amortization period for the intangible assets is 10.3 years, 10.7 years for customer relationships, 3 years for non-compete agreements and 1 year for trade name. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008. For the three months ended June 30, 2008 and 2007, amortization expense was $2,099 and $1,609, respectively. For the six months ended June 30, 2008 and 2007, amortization expense was $4,198 and $3,288, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2008	$8,388
2009	7,699
2010	7,349
2011	6,770
2012	6,161

(8) Inventories
Over 80 percent of the Company’s inventories are stated at the lower of last-in, first-out (“LIFO”) cost or market. Final inventory determination under the LIFO method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2008, are based on management’s estimates of future inventory levels and costs.
Current replacement cost of inventories exceeded book value by $174,912 and $142,118 at June 30, 2008 and December 31, 2007, respectively.
(9) Share-based Compensation
The Company accounts for its share-based compensation programs by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period in accordance with SFAS No. 123R, “Share-Based Payment.” The compensation cost that has been charged against income for the Company’s share-based compensation arrangements was $926 and $1,061 for the three months ended June 30, 2008 and 2007, respectively and $1,757 and $2,515 for the six months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $361 and $390 for the three months ended June 30, 2008 and 2007, respectively, and $685 and $752 for the six months ended June 30, 2008 and 2007, respectively. All compensation expense related to share-based compensation plans is recorded in sales, general and administrative expense. The unrecognized compensation cost as of June 30, 2008 associated with all share-based payment arrangements is $6,249 and the weighted average period over which it is to be expensed is 1.8 years.
Restricted Stock, Stock Option and Equity Compensation Plans - The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and key management employees. During the first quarter of 2008, the Company established the 2008 Restricted Stock, Stock Option and Equity Compensation Plan, which authorized up to 2,000,000 shares to be issued under the plan.
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

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2008	284,120	$11.68
Granted	—	—
Forfeited	—	—
Exercised	(35,666)	$14.66

Outstanding at June 30, 2008	248,454	$11.18

Vested or expected to vest as of June 30, 2008	248,454

As of June 30, 2008, all of the options outstanding were exercisable and had a weighted average remaining contractual life of 4.9 years. The total intrinsic value of options outstanding at June 30, 2008 is $4,213. There was no unrecognized compensation cost related to stock option compensation arrangements.
A summary of the restricted stock activity is as follows:

		Weighted-
		Average Grant
Restricted Stock	Shares	Date Fair Value

Non-vested shares outstanding at January 1, 2008	52,714	$28.51
Granted	26,178	$26.34
Forfeited	(4,500)	$25.87
Vested	(13,014)	$34.58

Non-vested shares outstanding at June 30, 2008	61,378	$26.49

Deferred Compensation Plan - The Company maintains a Board of Director’s Deferred Compensation Plan for Directors who are not officers of the Company. Under this plan, Directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a Director’s resignation, retirement or death, and is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the Director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and represent a liability award which is re-measured at fair value at each reporting date. As of June 30, 2008, an aggregate 24,377 common share equivalent units are included in the Director stock equivalent unit accounts.
Long-Term Incentive Performance Plans - The Company maintains the 2005 Performance Stock Equity Plan (the “2005 Plan”), the 2007 Long-Term Incentive Plan (the “2007 Plan”) and the 2008 Long-Term Incentive Plan (the “2008 Plan”) (collectively referred to as the “LTIP Plans”). Under the LTIP Plans, selected executives and other key employees are eligible to receive share-based awards. Final award vesting and distribution of awards granted under the LTIP Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2005, 2007 and 2008 Plans, respectively). Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom performance shares have been granted under the LTIP Plans must be employed by the Company at the end of the performance period or the award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not met, no compensation expense would be recognized and any previously recognized compensation expense would be reversed.
2005 Plan - Based on the actual results of the Company for the three-year period ended December 31, 2007, the maximum number of shares (724,268) was earned under the 2005 Plan. During the first quarter of 2008, 483,494 shares were issued to participants at a market price of $25.13 per share. The remaining 240,774 shares were withheld to fund required withholding taxes. The excess tax benefit recorded to additional paid in capital as a result of the share issuance was $2,665.
2007 Plan - The fair value of the awards granted under the 2007 Plan ranged from $25.45 to $34.33 per share and was established using the market price of the Company’s stock on the dates of grant. As of June 30, 2008, based on its projections, the Company estimates that 74,853 shares will be issued. The maximum number of shares that could potentially be issued under the 2007 Plan is 227,566. The shares associated with the 2007 Plan will be distributed in 2010, contingent upon the Company meeting performance goals over the three-year period ending December 31, 2009.
2008 Plan - The fair value of the awards granted under the 2008 Plan was $22.90 per share and was established using the market price of the Company’s stock on the date of grant. As of June 30, 2008, based on its projections, the Company estimates that 216,439 shares will be issued. The maximum number of shares that could potentially be issued under the 2008 Plan is 443,500. The shares associated with the 2008 Plan will be distributed in 2011, contingent upon the Company meeting performance goals over the three-year period ending December 31, 2010.
(10) Comprehensive Income
Comprehensive income includes net income and all other non-owner changes to equity that are not reported in net income. The Company’s comprehensive income for the three months ended June 30, 2008 and 2007 is as follows:

	June 30,
	2008	2007
Net income	$11,251	$16,362
Foreign currency translation gain	309	2,574
Pension cost amortization, net of tax	58	476

Total comprehensive income	$11,618	$19,412

The Company’s comprehensive income for the six months ended June 30, 2008 and 2007 is as follows:

	June 30,
	2008	2007
Net income	$25,065	$32,197
Foreign currency translation gain (loss)	(803)	2,694
Pension cost amortization, net of tax	1,165	965

Total comprehensive income	$25,427	$35,856

The components of accumulated other comprehensive income is as follows:

	June 30,	December 31,
	2008	2007

Foreign currency translation gains	$7,034	$7,837
Unrecognized pension and postretirement benefit costs, net of tax	(5,174)	(6,339)

Total accumulated other comprehensive income	$1,860	$1,498

(11) Pension and Postretirement Plans
Effective July 1, 2008, the Company-sponsored pension plans and supplemental pension plan (collectively, the “pension plans”) were frozen. During December 2007, certain of the pension plans were amended and as a result, a curtailment charge of $284 was recognized in 2007. During March 2008, the supplemental pension plan was amended and as a result, a curtailment gain of $472 was recognized during the three months ended March 31, 2008. As a result of the decision to freeze the pension plans, the Company decided to modify its investment portfolio target allocation for the plan funds. The revised investment target portfolio allocation will focus primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. The Company’s decision to change the investment portfolio target allocation could impact the expected long-term rate of return and the Company’s future net periodic pension cost.
Components of the net periodic pension and postretirement benefit cost for the three and six months ended are as follows:

	For the Three Months Ended
	June 30,
	2008	2007

Service cost	$529	$935
Interest cost	1,826	1,911
Expected return on assets	(2,781)	(2,520)
Amortization of prior service cost	26	26
Amortization of actuarial loss	83	787

Net periodic pension and postretirement (benefit) cost	$(317)	$1,139

	For the Six Months Ended
	June 30,
	2008	2007

Service cost	$1,058	$1,869
Interest cost	3,653	3,822
Expected return on assets	(5,562)	(5,040)
Amortization of prior service cost	52	53
Amortization of actuarial loss	166	1,574

Net periodic pension and postretirement (benefit) cost, excluding impact of curtailment	$(633)	$2,278

As of June 30, 2008, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any contributions in 2008.

(12) Commitments and Contingent Liabilities
At June 30, 2008, the Company had $7,296 of irrevocable letters of credit outstanding which primarily consisted of $3,600 in support of the outstanding industrial development revenue bonds and $2,100 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier (see Note 5).
The Company is a party to several lawsuits arising in the normal course of the Company’s business. It is the opinion of management, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
(13) Income Taxes
The following table shows the net change in the Company’s unrecognized tax benefits:

Balance as of December 31, 2007	$1,754
Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken during prior years	65
Due to tax positions taken during the current year	130

Balance as of June 30, 2008	$1,949

As of June 30, 2008, the Company has a $1,949 liability recorded for unrecognized tax benefits of which $788 would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.
The Company and its subsidiaries file income tax returns in the U.S., 28 states and seven foreign jurisdictions. The 2005 and 2006 U.S. federal income tax returns and Canadian income tax returns for 2002 through 2004 are currently under audit. The Company anticipates that both audits should be completed prior to year end. To date, several adjustments have been proposed and the Company is evaluating the appropriateness of these potential adjustments. Due to the potential for resolution of the examinations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $1,280.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section may contain statements that constitute “forward-looking statements” pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, predict”, or “project” and similar expressions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those presented. In addition, certain risk factors identified in ITEM 1A of the Company’s Annual Report on Form 10-K may affect the Company’s businesses. As a result, past financial results may not be a reliable indicator of future performance.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1“Condensed Consolidated Financial Statements (unaudited)”.
Financial Review
This discussion should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and Notes.

Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) continued to experience solid demand for its products in its key end-market segments during the second quarter of 2008. In addition to solid volume trends, higher material prices for certain products contributed to favorable revenue growth compared to the second quarter of last year. Within the Metals segment, overall end-market demand for plate, oil and gas products and core products (primarily bar and tubing products) was strong with total sales volume over 9% (excluding Metals U.K.) higher than the prior year period.
Profit margins for the second quarter of 2008 in the Metals segment were lower than the prior year primarily due to changes in sales mix and higher cost of materials mentioned above, with particular price escalations experienced in carbon products during the second quarter of 2008.
The Company’s Plastics segment reported 8.2% sales growth compared to the second quarter of 2007 driven by healthy demand in key end-markets such as industrial and office furniture markets.
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2006 through the second quarter of 2008. Generally speaking, it is considered that an index above 50.0 indicates continuing growth in the manufacturing sector of the U.S. economy. As the data indicates, the index experienced a slight increase from the first quarter of 2008.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2006	54.7	54.1	52.9	50.8
2007	50.5	53.0	51.3	49.6
2008	49.2	49.5
A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. Although the PMI does offer some insight, management also relies on its relationships with the Company’s supplier and customer base to assess continuing demand trends. As of June 30, 2008, these other indicators generally point to a reasonably healthy demand for the Company’s specialty products in 2008. In particular, products utilized in the oil and gas, heavy equipment and certain plastic related industries exhibited strong levels of demand in the second quarter of 2008 and management believes these industries will remain strong during the next few months. The long-term outlook on demand for the Company’s end-markets is less predictable. However, the Company expanded its international presence with the recent acquisition of Metals U.K. in early 2008 and with the early second quarter 2008 start-up of its Shanghai, China service center. As the Company continues to expand internationally, it becomes less reliant upon the North American general manufacturing economy.
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
Results of Operations: Second Quarter 2008 Comparisons to Second Quarter 2007
Consolidated results by business segment are summarized in the following table for the quarters ended June 30, 2008 and 2007.

	(Amounts in millions)		Fav/(Unfav)
	2008	2007	$ Change	% Change

Net Sales
Metals	$365.4	$343.3	$22.1	6.4%
Plastics	31.7	29.3	2.4	8.2%

Total Net Sales	$397.1	$372.6	$24.5	6.6%

Cost of Materials
Metals	$275.2	$250.7	$24.5	(9.8)%
% of Metals Sales	75.3%	73.0%		(2.3)%
Plastics	22.0	19.6	2.4	(12.2)%
% of Plastics Sales	69.4%	66.9%		(2.5)%

Total Cost of Materials	$297.2	$270.3	$26.9	(10.0)%
% of Total Sales	74.8%	72.5%		(2.3)%

Other Operating Costs and Expenses
Metals	$70.6	$63.2	$7.4	(11.7)%
Plastics	8.6	8.0	0.6	(7.5)%
Other	3.1	2.0	1.1	(55.0)%

Total Other Operating Costs & Expenses	$82.3	$73.2	$9.1	(12.4)%
% of Total Sales	20.7%	19.6%		(1.1)%

Operating Income
Metals	$19.6	$29.4	$(9.8)	(33.3)%
% of Metals Sales	5.4%	8.6%		(3.2)%
Plastics	1.1	1.7	(0.6)	(35.3)%
% of Plastics Sales	3.5%	5.8%		(2.3)%
Other	(3.1)	(2.0)	(1.1)	(55.0)%

Total Operating Income	$17.6	$29.1	$(11.5)	(39.5)%
% of Total Sales	4.4%	7.8%		(3.4)%
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
Net Sales:
Consolidated net sales for the Company in the second quarter 2008 were $397.1 million, an increase of $24.5 million, or 6.6%, compared to the second quarter of 2007. Metals segment sales during the second quarter of 2008 of $365.4 million were $22.1 million, or 6.4%, higher than last year. Tons sold per day for the Metals segment (excluding the impact of Metals U.K. acquired in January 2008) increased 9.3% compared to the second quarter of 2007.

The Metals segment sales volume increase during the second quarter of 2008 was primarily driven by strong growth in carbon and alloy plate and alloy bar sales. The increase in tons sold combined with increased pricing for certain products resulted in the favorable revenue comparison from the same period last year.
Plastics segment sales during the second quarter of 2008 of $31.7 million were $2.4 million, or 8.2% higher than the second quarter of 2007 primarily due to growth in the office furniture and industrial markets.
Cost of Materials:
Consolidated second quarter 2008 cost of materials (exclusive of depreciation and amortization) increased $26.9 million, or 10.0%, to $297.2 million. The increase in consolidated cost of materials is primarily driven by the results of the Metals segment. Within the Metals segment during the second quarter of 2008, material costs were 75.3% of sales as compared to 73.0% in the second quarter of 2007. Increased material costs as a percent of sales are partly the result of price increases announced and implemented throughout the marketplace during the second quarter, as well as changes in sales mix. The second quarter 2008 results included a LIFO inventory reserve charge of $29.8 million compared to an $18.6 million charge in the comparable prior year period.
Other Operating Expenses and Operating Income:
On a consolidated basis, other operating costs and expenses increased $9.1 million, or 12.4%, compared to the second quarter of 2007. Other operating costs and expenses during the second quarter of 2008 were $82.3 million, or 20.7% of sales compared to $73.2 million, or 19.6% of sales last year. Excluding the Metals U.K. acquisition and Metal Express divestiture impacts, the second quarter operating expense increase was $7.5 million, which was primarily related to $4.5 million of higher warehouse, plant and transportation costs associated with higher sales volumes, as well as $1.3 million of higher outside service costs for the Oracle ERP implementation and corporate legal costs.
Consolidated operating income for the second quarter of $17.6 million was $11.5 million, or 39.5% lower than the same quarter last year. The Company’s second quarter 2008 operating profit margin (defined as operating income divided by net sales) decreased to 4.4% from 7.8% in the second quarter of 2007.
In addition to the cost of materials and other operating expense matters discussed above, the Company’s second quarter 2008 operating results were impacted negatively by the effects of the April implementation of the Oracle ERP system at the Company’s domestic aerospace locations. In the second quarter, the Company implemented the operations and financial functions of the Oracle ERP at its domestic aerospace locations, as well as a Company-wide implementation of the Oracle Human Resources systems. Although the implementation timetables were met, the Company experienced productivity and service level interruptions at its domestic aerospace locations during the second quarter. The system conversion impacts were most significant in April when the system change occurred, and service levels improved throughout May and June. Management estimates the potential impact on the second quarter 2008 financial results from the productivity and service level interruptions to be as much as $10 million in sales and $3 million in operating income. The Company continues to remediate any remaining system conversion issues and is focused on returning productivity and service metrics to historical levels by the end of the third quarter 2008.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $2.2 million in the second quarter of 2008, a decrease of $2.0 million versus the same period in 2007 as a result of reduced borrowings.
Income tax expense decreased to $6.9 million from $10.0 million in the second quarter of 2008 due to lower taxable earnings. The effective tax rate was 45.2% in the second quarter of 2008 and 40.0% during the same quarter of 2007. The effective tax rate is calculated as total tax expense (as presented in the Condensed Consolidated Statements of Operations) as a percentage of income before income taxes as presented in the

Condensed Consolidated Statements of Operations. If calculated as a percentage of income before income taxes and including equity in earnings of joint venture, and including all tax expense, the effective tax rate would be 38.2% and 37.9% for the second quarter of 2008 and 2007, respectively.
Equity in earnings of the Company’s joint venture, Kreher Steel, was $2.8 million in the second quarter of 2008, $1.4 million higher than the same period last year.
Consolidated net income was $11.3 million, or $0.49 per diluted share, in the second quarter of 2008 versus $16.0 million, or $0.78 per diluted share, for the same period in 2007. The May 2007 equity offering had a $0.08 per share dilutive effect on earnings per share for the second quarter of 2008.
Weighted average diluted shares outstanding increased 8.7% to 22,776 for the quarter-ended June 30, 2008 as compared to 20,961 shares for the same period in 2007. The increase in average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007.
Results of Operations: Six Months 2008 Comparisons to Six Months 2007
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2008 and 2007.

	(Amounts in millions)		Fav/(Unfav)
	2008	2007	$ Change	% Change

Net Sales
Metals	$727.7	$690.0	$37.7	5.5%
Plastics	62.9	58.0	4.9	8.4%

Total Net Sales	$790.6	$748.0	$42.6	5.7%

Cost of Materials
Metals	$545.5	$500.7	$44.8	(8.9)%
% of Metals Sales	75.0%	72.6%		(2.4)%
Plastics	43.1	39.0	4.1	(10.5)%
% of Plastics Sales	68.5%	67.2%		(1.3)%

Total Cost of Materials	$588.6	$539.7	$48.9	(9.1)%
% of Total Net Sales	74.4%	72.2%		(2.2)%

Other Operating Costs and Expenses
Metals	$139.3	$129.5	$9.8	(7.6)%
Plastics	17.1	15.8	1.3	(8.2)%
Other	5.7	4.8	0.9	(18.8)%

Total Other Operating Costs & Expense	$162.1	$150.1	$12.0	(8.0)%
% of Total Net Sales	20.5%	20.1%		(0.4)%

Operating Income
Metals	$42.9	$59.8	$(16.9)	(28.3)%
% of Metals Sales	5.9%	8.7%		(2.8)%
Plastics	2.7	3.2	(0.5)	(15.6)%
% of Plastics Sales	4.3%	5.5%		(1.2)%
Other	(5.7)	(4.8)	(0.9)	(18.8)%

Total Operating Income	$39.9	$58.2	$(18.3)	(31.4)%
% of Total Net Sales	5.0%	7.8%		(2.8)%

“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
Net Sales:
Consolidated net sales for the Company in the first half of 2008 were $790.6 million, an increase of $42.6 million, or 5.7%, compared to the same period last year. Metals segment sales of $727.7 million were $37.7 million, or 5.5%, higher than the same period last year. Tons sold per day for the Metals segment (excluding the impact of Metals U.K. acquired in January 2008) increased by 5.2% compared to the same period last year.
The increase in Metals segment sales primarily resulted from strong growth in carbon and alloy plate and alloy bar sales, which included increases in tons sold as well as increased pricing for certain products.
Plastics segment sales of $62.9 million were $4.9 million higher than the same period last year.
Cost of Materials:
Consolidated first half 2008 cost of materials (exclusive of depreciation and amortization) increased $48.9 million, or 9.1%, to $588.6 million. Material costs for the Metals segment for the first six months of 2008 were 75.0% of sales as compared to 72.6% in 2007. Increased material costs as a percent of sales are partly the result of various metal price increases announced and implemented throughout the marketplace during the first half of 2008, as well as changes in the Company’s sales mix.
Other Operating Expenses and Operating Income:
On a consolidated basis, year-to-date operating expenses increased $12.0 million, or 8.0% compared to the same period last year. Other operating costs and expenses during the first half of 2008 were $162.1 million, or 20.5% of sales compared to $150.1 million, or 20.1% of sales last year. Excluding the Metals U.K. acquisition and the Metal Express divestiture impacts, the year-to-date operating expense increase was $9.2 million. The $9.2 million expense increase was primarily related to $6.5 million of higher warehouse, plant and transportation costs associated with higher sales volumes as well as $2.3 million for higher outside services for the Oracle ERP implementation and corporate legal costs.
Consolidated operating income for the six months ended June 30, 2008 of $39.9 million was $18.3 million, or 31.4% lower than the same period last year. The Company’s year-to-date 2008 operating profit margin (defined as operating income divided by net sales) decreased to 5.0% from 7.8% for the same period of 2007, primarily due to the cost of materials, other operating expense matters discussed in the preceding paragraph and the impact of the Oracle ERP productivity and service level issues discussed earlier in this Form 10-Q.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $4.3 million for the six months ended June 30, 2008, a decrease of $4.2 million versus the same period in 2007 as a result of reduced borrowings.
Income tax expense decreased to $15.3 million from $19.9 million for the six months ended June 30, 2008 due to lower taxable earnings. The effective tax rate was 42.9% for the six months ended 2008 and 39.9% during the same period of 2007. The effective tax rate is calculated as total tax expense (as presented in the Condensed Consolidated Statements of Operations) as a percentage of income before income taxes as presented in the Condensed Consolidated Statements of Operations. If calculated as a percentage income before income taxes and including equity in earnings of joint venture, and including all tax expenses, the effective tax rate would be 37.9% and 38.2% for the year-to-date periods in 2008 and 2007, respectively.

Equity in earnings of the Company’s joint venture, Kreher Steel, was $4.7 million for the six months ended 2008, $2.4 million higher than the same period last year, reflecting the accretive impact of the joint venture’s acquisition of a metal distribution company in April 2007.
Consolidated net income was $25.1 million, or $1.11 per diluted share, in the first half of 2008 versus $31.6 million, or $1.59 per diluted share, for the same period in 2007.
Weighted average diluted shares outstanding increased 10.9% to 22,490 for the six months ended June 30, 2008 as compared to 20,277 shares for the same period in 2007. The increase in average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007.
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
Cash used in operating activities for the first six months of 2008 was $1.5 million. Receivable days outstanding were 46.5 days at the end of the second quarter of 2008 as compared to 45.9 days at the end of the fourth quarter of 2007. Average Inventory DSI (days sales in inventory) was 117 days for year-to-date June 2008 versus 132.4 days for year-to-date December 2007, reflecting stronger sales and management efforts to improve from 2007 levels.
In anticipation of the Metals U.K. acquisition, on January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement dated as of September 5, 2006 with its lending syndicate. The facility consists of (i) a $170 million revolving “A” loan (the “U.S. Revolver A”) to be drawn by the Company from time to time, (ii) a $50 million multicurrency revolving “B” loan (the “U.S. Revolver B” and with the U.S. Revolver A, the “U.S. Facility”) to be drawn by the Company or its U.K. subsidiary from time to time, and (iii) a Cdn. $9.8 million revolving loan (corresponding to $10 million in U.S. dollars as of the amendment closing date) (the “Canadian Facility”) to be drawn by the Company’s Canadian subsidiary from time to time. The maturity date of the facility was extended to January 2, 2013. The obligations of the U.K. Subsidiary under the U.S. Revolver B are guaranteed by the Company and its material domestic subsidiaries. The U.S. Revolver A letter of credit sub-facility was increased from $15 million to $20 million. The Company’s U.K. subsidiary drew £14.9 million (or approximately $29.6 million) of the amount available under the U.S. Revolver B to finance the acquisition.
As of June 30, 2008, the Company had outstanding borrowings of $17.5 million under its U.S. Revolver A and had availability of $142.2 million. Outstanding borrowings under the U.S. Revolver B were $32.7 million and availability was $17.3 million. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and availability of $10 million at June 30, 2008.
The Company paid cash dividends to its shareholders of $0.12 per common share, or $2.7 million, for the six months ended June 30, 2008.
Capital expenditures through June 2008 were $11.3 million, including approximately $5.2 million for the Company’s on-going ERP implementation. Total capital expenditures for the full year 2008, are expected to be approximately $20 million.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next five years and thereafter are summarized below:

2008	$7.0
2009	11.2
2010	7.9
2011	8.0
2012	8.2
2013 and beyond	59.9

Total debt	$102.1

As of June 30, 2008, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
Current business conditions lead management to believe that cash from operations along with funds available under our $230 million credit facility will be sufficient to fund its working capital needs, capital expenditure programs and meet its debt obligations.
As of June 30, 2008, the Company had $7.3 million of irrevocable letters of credit outstanding, which primarily consisted of $3.8 million in support of the outstanding industrial revenue bonds and $2.1 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 240.13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
In its Annual Report on Form 10-K for the year ended December 31, 2007, the Company reported that, based upon management’s review and evaluation, the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Based on our evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Controls Over Financial Reporting
The Company is in the process of implementing the Oracle ERP system. The planning for this system implementation began in 2006, and the first scheduled phase of the implementation occurred in the second quarter 2008 at certain of the Company’s domestic locations which primarily service the aerospace markets. The facilities included in the initial second quarter Oracle ERP system implementation represent less than 20% of the Company’s consolidated net sales. During the second quarter of 2008, the majority of the legacy operating systems and financial systems of these locations were migrated to the Oracle ERP system. The Company also implemented the human resource functionality of the Oracle ERP system company-wide. This system conversion resulted in the modification of certain control procedures and processes to conform to the Oracle ERP system environment. The Company is continuing to evaluate the impact that the Oracle ERP system will have on certain of its internal controls and expects the new ERP system to enhance its control environment overall. The Company plans to continue to replace its legacy systems with Oracle ERP system functionality across many of its locations and business operations into fiscal 2009.
Except as described above, there were no significant changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2008 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on April 24, 2008 in Franklin Park, Illinois, our stockholders voted on the following matters:
Eleven directors: Brian P. Anderson, Thomas A. Donahoe, Ann M. Drake, Michael H. Goldberg, William K. Hall, Robert S. Hamada, Patrick J. Herbert III, Terrence J. Keating, Pamela Forbes Lieberman, John McCartney and Michael Simpson were elected to serve for a term of one year or until their successors have been elected and qualified, unless they resign or are removed from office earlier.
The votes cast were as follows.

		Number of	Number of
	Number of	Votes	Broker
Name of Nominee	Votes For	Withheld	Non-Votes
Brian P. Anderson	20,507,533	464,757	—
Thomas A. Donahoe	20,666,810	305,480	—
Ann M. Drake	20,796,206	176,084	—
Goldberg, Michael H.	20,681,690	290,600	—
William K. Hall	19,108,499	1,863,791	—
Robert S. Hamada	20,644,077	328,213	—
Patrick J. Herbert III	20,033,144	939,146	—
Terrence J. Keating	20,674,860	297,430	—
Pamela Forbes Lieberman	20,622,193	350,097	—
John McCartney	20,879,134	93,156	—
Michael Simpson	20,644,273	328,017	—
The 2008 A. M. Castle Restricted Stock, Stock Option and Equity Compensation Plan was also approved.

Number of	Number of Votes	Number of Votes	Number of Broker
Votes For	Against	Abstained	Non-Votes
15,090,507	3,667,932	1,000,904	1,213,447

Item 6. Exhibits
 Exhibit 10.1 Severance Agreement for Scott F. Stephens, dated July 24, 2008
 Exhibit 10.2 Change in Control Agreement for Scott F. Stephens, dated July 24, 2008
 Exhibit 31.1 Certification Pursuant to Section 302 by CEO
 Exhibit 31.2 Certification Pursuant to Section 302 by CFO
 Exhibit 32.1 Certification Pursuant to Section 906 by CEO & CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: July 30, 2008	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President — Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)