Form 10-Q
period 2008-09-30
CASTLE A M & CO
filed 2008-10-29
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008

Common Stock, $0.01 Par Value	22,645,807 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26-27

Part II. Other Information

Item 6.	Exhibits	28
EX-31.1
EX-31.2
EX-32.1

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and par value data)
Unaudited

	As of
	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$17,696	$22,970
Accounts receivable, less allowances of $3,146 at September 30, 2008 and $3,220 at December 31, 2007	204,148	146,675
Inventories, principally on last-in, first-out basis (replacement cost higher by $180,953 at September 30, 2008 and $142,118 at December 31, 2007)	272,457	207,284
Other current assets	11,856	13,462

Total current assets	506,157	390,391
Investment in joint venture	23,437	17,419
Goodwill	112,308	101,540
Intangible assets	58,384	59,602
Prepaid pension cost	28,987	25,426
Other assets	6,229	7,516
Property, plant and equipment, at cost
Land	5,192	5,196
Building	50,186	48,727
Machinery and equipment (includes construction in progress)	170,450	155,950

	225,828	209,873
Less — accumulated depreciation	(139,483)	(134,763)

	86,345	75,110

Total assets	$821,847	$677,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$155,791	$109,055
Accrued liabilities	34,796	33,143
Income taxes payable	4,563	2,497
Deferred income taxes — current	5,015	7,298
Current portion of long-term debt	7,196	7,037
Short-term debt	53,197	18,739

Total current liabilities	260,558	177,769

Long-term debt, less current portion	90,100	60,712
Deferred income taxes	39,759	37,760
Other non-current liabilities	17,043	15,688
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value - 30,000,000 shares authorized; 22,850,106 shares issued and 22,645,807 outstanding at September 30, 2008 and 22,330,946 shares issued and 22,097,869 outstanding at December 31, 2007	228	223
Additional paid-in capital	178,774	179,707
Retained earnings	239,635	207,134
Accumulated other comprehensive (loss) income	(1,330)	1,498
Treasury stock, at cost - 204,299 shares at September 30, 2008 and 233,077 shares at December 31, 2007	(2,920)	(3,487)

Total stockholders’ equity	414,387	385,075

Total liabilities and stockholders’ equity	$821,847	$677,004

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
Unaudited

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$388,898	$350,319	$1,179,492	$1,098,278

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	287,773	253,121	876,313	792,834
Warehouse, processing and delivery expense	40,547	35,136	119,163	104,999
Sales, general, and administrative expense	38,372	34,852	110,022	105,193
Depreciation and amortization expense	5,574	4,903	17,452	14,776

Operating income	16,632	22,307	56,542	80,476

Interest expense, net	(2,781)	(2,746)	(7,040)	(11,170)

Income before income taxes and equity in earnings of joint venture	13,851	19,561	49,502	69,306

Income taxes	(5,720)	(8,073)	(21,019)	(27,944)

Income before equity in earnings of joint venture	8,131	11,488	28,483	41,362

Equity in earnings of joint venture	3,347	1,422	8,060	3,745

Net income	11,478	12,910	36,543	45,107

Preferred stock dividends	—	—	—	(593)

Net income applicable to common stock	$11,478	$12,910	$36,543	$44,514

Basic earnings per share	$0.51	$0.58	$1.63	$2.22

Diluted earnings per share	$0.50	$0.57	$1.62	$2.14

Dividends per common share paid	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

	For the Nine
	Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$36,543	$45,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,452	14,776
Amortization of deferred gain	(890)	(670)
Loss on disposal of fixed assets	65	1,325
Impairment of long-lived asset	—	589
Equity in earnings of joint venture	(8,060)	(3,745)
Dividends from joint venture	2,086	1,103
Deferred tax provision	(1,065)	(5,154)
Share-based compensation expense	2,555	3,798
Excess tax benefits from share-based payment arrangements	(2,752)	(420)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(46,037)	(20,830)
Inventories	(57,765)	(23,248)
Other current assets	4,947	3,357
Other assets	1,371	2,937
Prepaid pension costs	(1,554)	74
Accounts payable	40,711	(6,874)
Accrued liabilities	(858)	8,252
Income taxes payable	(1,082)	2,096
Postretirement benefit obligations and other liabilities	(1,297)	2,140

Net cash from (used in) operating activities	(15,630)	24,613

Investing activities:
Cash paid for acquisitions, net of cash acquired	(26,857)	(280)
Capital expenditures	(18,814)	(13,150)
Proceeds from sale of fixed assets	75	23

Net cash used in investing activities	(45,596)	(13,407)

Financing activities:
Short-term borrowings (repayments), net	34,269	(62,904)
Proceeds from issuance of long-term debt	30,490	—
Repayments of long-term debt	(409)	(29,089)
Payment of debt issuance fees	(424)	(21)
Preferred stock dividends	—	(345)
Common stock dividends	(4,042)	(3,378)
Excess tax benefits from share-based payment arrangements	2,752	420
Net proceeds from issuance of common stock	—	92,883
Payment of withholding taxes from share-based incentive issuance	(6,000)	—
Exercise of stock options and other	450	508

Net cash from (used in) financing activities	57,086	(1,926)

Effect of exchange rate changes on cash and cash equivalents	(1,134)	272

Net increase in cash and cash equivalents	(5,274)	9,552

Cash and cash equivalents — beginning of year	22,970	9,526

Cash and cash equivalents — end of period	$17,696	$19,078

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
(Unaudited — Amounts in thousands except per share data)
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
Non-cash investing activities for the nine months ended September 30, 2008 related primarily to the acquisition of Metals U.K. Group and consisted of $1,997 of stock consideration probable of being paid, but not yet paid and $406 of capital expenditures in accounts payable.
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
Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159. In February 2008, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 157-1 and SFAS 157-2 (“FSP 157-1” and “FSP 157-2”). FSP 157-1 excludes SFAS No. 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements for leases, from the scope of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.
The Company did not elect the fair value option for any assets or liabilities. The adoption of SFAS 157 and SFAS 159 did not materially affect the Company’s consolidated financial results of operations, cash flows or financial position.
Standards Issued Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following currently existing generally accepted accounting principles until January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the Company’s financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The previous U.S. GAAP hierarchy existed within the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS 162 moves the U.S. GAAP hierarchy to the accounting literature, thereby directing it to reporting entities which are responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. In September 2008, the SEC issued an approval order for the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective as of November 2008, 60 days after the issuance of the SEC approval order. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, results of operations and cash flows.
In May 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. It is expected that FSP 142-3 will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.
(3) Acquisitions
Acquisition of Metals U.K. Group
On January 3, 2008, the Company acquired 100 percent of the outstanding capital stock of Metals U.K. Group (“Metals U.K.” or the “Acquisition”). The Acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Accordingly, the Company recorded the net assets acquired at their estimated fair values.

Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has four processing facilities; two in Blackburn, England, one in Hoddesdon, England and one in Bilbao, Spain. The acquisition of Metals U.K. is expected to allow the Company to expand its global reach and service potential high growth industries.
The aggregate purchase price was approximately $29,693, or $28,854, net of cash acquired, and represents the aggregate cash purchase price, contingent consideration probable of payment, debt paid off at closing, and direct transaction costs. There is also the potential for additional purchase price of up to $12,000 based on the achievement of performance targets related to fiscal year 2008. Based on its projections, the Company estimates that no additional purchase price will be paid. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s global reach, as well as to obtain Metals U.K.’s skilled, established workforce.
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
The following allocation of the purchase price is preliminary:

Preliminary Purchase Price Allocation
Current assets	$25,903
Property, plant and equipment, net	3,876
Trade name	516
Customer relationships — contractual	893
Customer relationships — non-contractual	2,421
Non-compete agreements	1,705
Goodwill	12,404

Total assets	47,718

Current liabilities	13,726
Long-term liabilities	4,299

Total liabilities	18,025

Net assets	$29,693

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
Pro forma financial information as if the Acquisition had been completed as of the beginning of the three and nine months ended September 30, 2007 has not been presented because the Acquisition was not deemed to be a material business combination in accordance with SFAS 141.

Acquisition of Transtar Intermediate Holdings #2, Inc. (“Transtar”)
As discussed in Note 8 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the final purchase price for the 2006 acquisition of Transtar was subject to a working capital adjustment. In accordance with provisions of the purchase agreement, these matters were submitted to arbitration. On August 21, 2008, the arbitrator issued a final award on all pending matters with respect to the Transtar acquisition.
As a result of the arbitrator’s final award, the Company owed approximately $352 to the seller, which reflects the $1,261 of working capital adjustment and miscellaneous costs awarded to the Company, offset by legal fees and other costs of $1,613 awarded to the seller. The finalization of the working capital adjustment decreased goodwill by $244 as of September 30, 2008. For the three and nine month periods ended September 30, 2008, the net impact to income before income taxes and equity in earnings of joint venture was $1,720 and $2,470, respectively.
(4) Earnings Per Share
The Company determined earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). For the period through the conversion of the preferred stock in connection with the secondary offering in May 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards, convertible preferred stock shares and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Numerator:
Net income	$11,478	$12,910	$36,543	$45,107
Preferred dividends distributed	—	—	—	(593)

Undistributed earnings	$11,478	$12,910	$36,543	$44,514

Undistributed earnings attributable to:
Common stockholders	$11,478	$12,910	$36,543	$42,936
Preferred stockholders, as if converted	—	—	—	1,578

Total undistributed earnings	$11,478	$12,910	$36,543	$44,514

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,644	22,076	22,487	19,369
Effect of dilutive securities:
Outstanding employee and directors’ common stock options, restricted stock and share-based awards	135	771	117	744
Convertible preferred stock	—	—	—	979

Denominator for diluted earnings per share	22,779	22,847	22,604	21,092

Basic earnings per share	$0.51	$0.58	$1.63	$2.22

Diluted earnings per share	$0.50	$0.57	$1.62	$2.14

Outstanding common stock options and convertible preferred stock shares having an anti-dilutive effect	20	—	20	—

(5) Debt
Short-term and long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007

SHORT-TERM DEBT
U.S. Revolver A	$41,000	$4,300
Mexico	2,200	—
Other foreign	—	2,312
Trade acceptances	9,997	12,127

Total short-term debt	53,197	18,739

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2008 through 2015	63,228	63,228
U.S. Revolver B	28,366	—
Industrial development revenue bonds at a 2.943% weighted average rate, due in varying amounts through 2009	3,600	3,600
Other, primarily capital leases	2,102	921

Total long-term debt	97,296	67,749
Less current portion	(7,196)	(7,037)

Total long-term portion	90,100	60,712

TOTAL SHORT-TERM AND LONG-TERM DEBT	$150,493	$86,488

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
Also, on January 2, 2008, the Company and its material domestic subsidiaries entered into an Amendment No. 2 with its insurance company and affiliate to amend the covenants on the 6.76% loan so as to be substantially the same as the amended senior credit facility.

As of September 30, 2008, the Company had outstanding borrowings under its U.S. Revolver A of $41,000 and availability of $119,767. Borrowings under the U.S. Revolver B were $28,366 and availability was $21,634 as of September 30, 2008. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and had availability of $10,000. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B as of September 30, 2008 was 4.68% and 6.42%, respectively.
As of September 30, 2008, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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
The accounting policies of all segments are the same as described in Note 1 “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates the performance of its business segments based on operating income. The Metals segment includes the operating results of Metals U.K. for the three and nine months ended September 30, 2008.

Segment information for the three months ended September 30, 2008 and 2007 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income	Expenditures	Amortization

2008
Metals segment	$360,073	$19,239	$6,924	$5,245
Plastics segment	28,825	508	628	329
Other	—	(3,115)	—	—

Consolidated	$388,898	$16,632	$7,552	$5,574

2007
Metals segment	$320,836	$24,084	$3,794	$4,627
Plastics segment	29,483	1,023	985	276
Other	—	(2,800)	—	—

Consolidated	$350,319	$22,307	$4,779	$4,903

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for the nine months ended September 30, 2008 and 2007 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income	Expenditures	Amortization

2008
Metals segment	$1,087,739	$62,111	$17,170	$16,502
Plastics segment	91,753	3,222	1,644	950
Other	—	(8,791)	—	—

Consolidated	$1,179,492	$56,542	$18,814	$17,452

2007
Metals segment	$1,010,752	$83,808	$11,118	$13,899
Plastics segment	87,526	4,234	2,032	877
Other	—	(7,566)	—	—

Consolidated	$1,098,278	$80,476	$13,150	$14,776

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for total assets is as follows:

	September 30,	December 31,
	2008	2007

Metals segment	$742,730	$607,993
Plastics segment	55,680	51,592
Other	23,437	17,419

Consolidated	$821,847	$677,004

“Other” — Total assets consist of the Company’s investment in joint venture.

(7) Goodwill and Intangible Assets
Acquisition of Metals U.K.
As discussed in Note 3, the Company acquired the outstanding capital stock of Metals U.K. on January 3, 2008. Metals U.K.’s results and assets are included in the Company’s Metals segment from the date of acquisition.
The changes in carrying amounts of goodwill during the nine months ended September 30, 2008 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of December 31, 2007	$88,567	$12,973	$101,540
Acquisition of Metals U.K	12,404	—	12,404
Transtar Adjustment	(244)	—	(244)
Currency valuation	(1,392)	—	(1,392)

Balance as of September 30, 2008	$99,335	$12,973	$112,308

The following summarizes the components of intangible assets:

	September 30, 2008		December 31, 2007
	Gross
	Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$69,902	$13,218	$66,867	$8,131
Non-compete agreements	3,119	1,506	1,557	691
Trade name	473	386	—	—

Total	$73,494	$15,110	$68,424	$8,822

The weighted-average amortization period for the intangible assets is 10.3 years, 10.7 years for customer relationships, 3 years for non-compete agreements and 1 year for trade name. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008. For the three months ended September 30, 2008 and 2007, amortization expense was $2,071 and $1,652, respectively. For the nine months ended September 30, 2008 and 2007, amortization expense was $6,269 and $4,940, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2008	$8,388
2009	7,699
2010	7,349
2011	6,770
2012	6,161

(8) Inventories
Over 80 percent of the Company’s inventories are stated at the lower of last-in, first-out (“LIFO”) cost or market. Final inventory determination under the LIFO method can only be made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2008, are based on management’s estimates of future inventory levels and costs.
(9) Share-based Compensation
The Company accounts for its share-based compensation programs by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period in accordance with SFAS No. 123R, “Share-Based Payment.” The compensation cost that has been charged against income for the Company’s share-based compensation arrangements was $798 and $1,283 for the three months ended September 30, 2008 and 2007, respectively and $2,555 and $3,798 for the nine months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $311 and $406 for the three months ended September 30, 2008 and 2007, respectively, and $996 and $1,158 for the nine months ended September 30, 2008 and 2007, respectively. All compensation expense related to share-based compensation plans is recorded in sales, general and administrative expense. The unrecognized compensation cost as of September 30, 2008 associated with all share-based payment arrangements is $5,068 and the weighted average period over which it is to be expensed is 1.4 years.
Restricted Stock, Stock Option and Equity Compensation Plans — The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and key management employees. During the first quarter of 2008, the Company established the 2008 Restricted Stock, Stock Option and Equity Compensation Plan, which authorized up to 2,000 shares to be issued under the plan.
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

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2008	284	$11.68
Granted	—
Expired	(2)	$20.25
Exercised	(36)	$12.31

Outstanding at September 30, 2008	246	$11.49

Vested or expected to vest as of September 30, 2008	246

As of September 30, 2008, all of the options outstanding were exercisable and had a weighted average remaining contractual life of 4.9 years. The total intrinsic value of options outstanding at September 30, 2008 is $1,656. There was no unrecognized compensation cost related to stock option compensation arrangements.

A summary of the restricted stock activity is as follows:

		Weighted-
		Average Grant
Restricted Stock	Shares	Date Fair Value
Non-vested shares outstanding at January 1, 2008	53	$28.51
Granted	33	$27.18
Forfeited	(5)	$25.87
Vested	(21)	$31.77

Non-vested shares outstanding at September 30, 2008	60	$27.04

Deferred Compensation Plan — The Company maintains a Board of Director’s Deferred Compensation Plan for Directors who are not officers of the Company. Under this plan, Directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a Director’s resignation, retirement or death, and is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the Director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and represent a liability award which is re-measured at fair value at each reporting date. As of September 30, 2008, a total of 25 common share equivalent units are included in the Director stock equivalent unit accounts.
Long-Term Incentive Performance Plans — The Company maintains the 2005 Performance Stock Equity Plan (the “2005 Plan”), the 2007 Long-Term Incentive Performance Plan (the “2007 Plan”) and the 2008 Long-Term Incentive Performance Plan (the “2008 Plan”) (collectively referred to as the “LTIP Plans”). Under the LTIP Plans, selected executives and other key employees are eligible to receive share-based awards. Final award vesting and distribution of awards granted under the LTIP Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2005, 2007 and 2008 Plans, respectively). Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom performance shares have been granted under the LTIP Plans must be employed by the Company at the end of the performance period or the award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not met, no compensation expense would be recognized and any previously recognized compensation expense would be reversed.
2005 Plan - Based on the actual results of the Company for the three-year period ended December 31, 2007, the maximum number of shares (724) was earned under the 2005 Plan. During the first quarter of 2008, 483 shares were issued to participants at a market price of $25.13 per share. The remaining 241 shares were withheld to fund required withholding taxes. The excess tax benefit recorded to additional paid-in capital as a result of the share issuance was $2,665.
2007 Plan - The fair value of the awards granted under the 2007 Plan ranged from $25.45 to $34.33 per share and was established using the market price of the Company’s stock on the dates of grant. As of September 30, 2008, based on its projections, the Company estimates that 67 shares will be issued. The maximum number of shares that could potentially be issued under the 2007 Plan is 216. The shares associated with the 2007 Plan will be distributed in 2010, contingent upon the Company meeting performance goals over the three—year period ending December 31, 2009.

2008 Plan - The fair value of the awards granted under the 2008 Plan ranged from $22.90 to $28.17 per share and was established using the market price of the Company’s stock on the dates of grant. As of September 30, 2008, based on its projections, the Company estimates that 206 shares will be issued. The maximum number of shares that could potentially be issued under the 2008 Plan is 430. The shares associated with the 2008 Plan will be distributed in 2011, contingent upon the Company meeting performance goals over the three—year period ending December 31, 2010.
(10) Comprehensive Income
Comprehensive income includes net income and all other non-owner changes to equity that are not reported in net income. The Company’s comprehensive income for the three months ended September 30, 2008 and 2007 is as follows:

	September 30,
	2008	2007
Net income	$11,478	$12,910
Foreign currency translation (loss) gain	(3,249)	2,394
Pension cost amortization, net of tax	59	489

Total comprehensive income	$8,288	$15,793

The Company’s comprehensive income for the nine months ended September 30, 2008 and 2007 is as follows:

	September 30,
	2008	2007
Net income	$36,543	$45,107
Foreign currency translation (loss) gain	(4,052)	5,088
Pension cost amortization, net of tax	1,224	1,454

Total comprehensive income	$33,715	$51,649

The components of accumulated other comprehensive income is as follows:

	September 30,	December 31,
	2008	2007

Foreign currency translation gains	$3,785	$7,837
Unrecognized pension and postretirement benefit costs, net of tax	(5,115)	(6,339)

Total accumulated other comprehensive (loss) income	$(1,330)	$1,498

(11) Pension and Postretirement Plans
Effective July 1, 2008, the Company-sponsored pension plans and supplemental pension plan (collectively, the “pension plans”) were frozen. During December 2007, certain of the pension plans were amended and as a result, a curtailment charge of $284 was recognized in 2007. During March 2008, the supplemental pension plan was amended and as a result, a curtailment gain of $472 was recognized during the three months ended March 31, 2008. In conjunction with the decision to freeze the pension plans, the Company modified its investment portfolio target allocation for the pension plan funds. The revised investment target portfolio allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. The Company’s decision to change the investment portfolio target allocation could impact the expected long-term rate of return and the Company’s future net periodic pension cost.
Components of the net periodic pension and postretirement benefit cost for the three and nine months ended are as follows:

	For the Three Months Ended
	September 30,
	2008	2007

Service cost	$529	$935
Interest cost	1,826	1,911
Expected return on assets	(2,781)	(2,520)
Amortization of prior service cost	26	26
Amortization of actuarial loss	83	787

Net periodic pension and postretirement (benefit) cost	$(317)	$1,139

	For the Nine Months Ended
	September 30,
	2008	2007

Service cost	$1,587	$2,804
Interest cost	5,479	5,733
Expected return on assets	(8,343)	(7,560)
Amortization of prior service cost	78	79
Amortization of actuarial loss	249	2,361

Net periodic pension and postretirement (benefit) cost, excluding impact of curtailment	$(950)	$3,417

As of September 30, 2008, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any contributions in 2008.
(12) Commitments and Contingencies
At September 30, 2008, the Company had $7,033 of irrevocable letters of credit outstanding which primarily consisted of $3,600 in support of the outstanding industrial development revenue bonds and $1,900 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
The Company is a party to several lawsuits arising in the normal course of the Company’s business. It is the opinion of management, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

(13) Income Taxes
The following table shows the net change in the Company’s unrecognized tax benefits:

Balance as of December 31, 2007	$1,754
Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken during prior years	65
Due to tax positions taken during the current year	299

Balance as of September 30, 2008	$2,118

As of September 30, 2008, the Company has a $2,118 liability recorded for unrecognized tax benefits of which $957 would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense.
The Company and its subsidiaries file income tax returns in the U.S., 28 states and seven foreign jurisdictions. During the third quarter 2008, the audit of the 2002 through 2004 Canadian income tax returns was finalized with no material adjustments. The 2005 and 2006 U.S. federal income tax returns are currently under audit. The Company anticipates that the audits should be completed prior to year end. To date, several adjustments have been proposed, and the Company is evaluating the appropriateness of these potential adjustments. Due to the potential for resolution of the examination, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $1,448.
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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) continued to experience solid demand for its products in its key end-market segments during the third quarter of 2008. In addition to solid volume trends, higher material prices for certain products contributed to favorable revenue growth compared to the third quarter of last year. Total sales for the quarter ended September 30, 2008 were approximately 11% higher than the prior year period.
Profit margins for the third quarter of 2008 were lower than the prior year primarily due to changes in sales mix and higher cost of materials, particularly higher carbon surcharges. In addition, certain operating cost trends such as increased transportation costs continued to outpace overall volume growth. As a result, operating income was 4.3% of sales in the third quarter 2008, which was lower than the 6.4% in the prior year period.
The Company’s Plastics segment experienced a 2.4% decline in sales compared to the third quarter of 2007 primarily due to lower demand in the boat manufacturing sector.
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2006 through the third quarter of 2008. Generally speaking, an index above 50.0 indicates continuing growth in the manufacturing sector of the U.S. economy. As the data indicates, the index experienced a decrease from the second quarter of 2008 and has been below 50.0 for the last four quarters.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2006	54.7	54.1	52.9	50.8
2007	50.5	53.0	51.3	49.6
2008	49.2	49.5	47.8
An unfavorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a lower level in the near-term. The long-term outlook on demand for the Company’s end-markets is less predictable. However, the Company expanded its international presence with the recent acquisition of Metals U.K. in early 2008 and with the early second quarter 2008 start-up of its Shanghai, China service center, which reduces the dependency of results on the U.S. economy.
Beginning in October 2008, pricing began to decline for several of the Company’s products that have experienced pricing increases during the year-to-date period. During the fourth quarter of 2008 the Company will focus on managing inventory levels in response to declining prices and softer demand in the market. In addition, the Company continues to monitor costs closely in order to respond to changing conditions and to manage any impact to results of operations arising from recent economic uncertainty.

Results of Operations: Third Quarter 2008 Comparisons to Third Quarter 2007
Consolidated results by business segment are summarized in the following table for the quarters ended September 30, 2008 and 2007.

	(Amounts in millions)		Fav/(Unfav)
	2008	2007	$ Change	% Change

Net Sales
Metals	$360.1	$320.8	$39.3	12.3%
Plastics	28.8	29.5	(0.7)	(2.4)%

Total Net Sales	$388.9	$350.3	$38.6	11.0%

Cost of Materials
Metals	$268.2	$232.8	$(35.4)	(15.2)%
% of Metals Sales	74.5%	72.6%		(1.9)%
Plastics	19.6	20.3	0.7	3.4%
% of Plastics Sales	68.1%	68.8%		0.7%

Total Cost of Materials	$287.8	$253.1	$(34.7)	(13.7)%
% of Total Sales	74.0%	72.3%		(1.7)%

Other Operating Costs and Expenses
Metals	$72.7	$63.9	$(8.8)	(13.8)%
Plastics	8.7	8.2	(0.5)	(6.1)%
Other	3.1	2.8	(0.3)	(10.7)%

Total Other Operating Costs & Expenses	$84.5	$74.9	$(9.6)	(12.8)%
% of Total Sales	21.7%	21.4%		(0.3)%

Operating Income
Metals	$19.2	$24.1	$(4.9)	(20.3)%
% of Metals Sales	5.3%	7.5%		(2.2)%
Plastics	0.5	1.0	(0.5)	(50.0)%
% of Plastics Sales	1.7%	3.4%		(1.7)%
Other	(3.1)	(2.8)	(0.3)	(10.7)%

Total Operating Income	$16.6	$22.3	$(5.7)	(25.6)%
% of Total Sales	4.3%	6.4%		(2.1)%

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
Net Sales:
Consolidated net sales for the Company in the third quarter of 2008 were $388.9 million, an increase of $38.6 million, or 11.0%, compared to the third quarter of 2007. Metals segment sales during the third quarter of 2008 of $360.1 million were $39.3 million, or 12.3%, higher than last year. Tons sold per day for the Metals segment

(excluding the impact of the Metals U.K. acquisition and the fourth quarter 2007 divestiture of Metal Express) increased 2.6% compared to the third quarter of 2007.
The Metals segment sales volume increase during the third quarter of 2008 was primarily driven by growth in carbon and alloy plate products. The increase in tons sold combined with higher prices for carbon-based products resulted in higher sales compared to the prior year period.
Plastics segment sales during the third quarter of 2008 of $28.8 million were $0.7 million, or 2.4% lower than the third quarter of 2007. Plastics sales were primarily impacted by lower demand in the boat manufacturing sector.
Cost of Materials:
Consolidated third quarter 2008 cost of materials (exclusive of depreciation and amortization) increased $34.7 million, or 13.7%, to $287.8 million. The increase in consolidated cost of materials is primarily driven by the results of the Metals segment. Within the Metals segment during the third quarter of 2008, material costs were 74.5% of sales as compared to 72.6% in the third quarter of 2007. Higher material costs, particularly in carbon-based products, were the primary driver of increased material costs as a percent of sales. In addition, the third quarter 2008 results included a LIFO inventory reserve increase of $6.0 million compared to a decrease of $14.8 million in the comparable prior year period.
Other Operating Expenses and Operating Income:
On a consolidated basis, other operating costs and expenses increased $9.6 million, or 12.8%, compared to the third quarter of 2007. Other operating costs and expenses during the third quarter of 2008 were $84.5 million, or 21.7% of sales compared to $74.9 million, or 21.4% of sales last year. Third quarter 2008 results included $1.1 million of incremental operating expenses associated with the January 2008 acquisition of Metals U.K. (net of the Metal Express divestiture) as well as $1.4 million for costs related to the Transtar acquisition arbitration settlement. The remaining third quarter other operating expense increase was $7.1 million, primarily related to $3.6 million of higher plant, transportation and selling costs associated with higher sales volumes and increased fuel charges, as well as $1.7 million of higher costs related to the Oracle ERP implementation.
Consolidated operating income for the third quarter of $16.6 million was $5.7 million, or 25.6% lower than the same quarter last year. The Company’s third quarter 2008 operating profit as a percentage of net sales decreased to 4.3% from 6.4% in the third quarter of 2007, for the reasons discussed above.
Other Income and Expense, Income Taxes and Net Income:
Income tax expense decreased to $5.7 million from $8.1 million in the third quarter of 2007 due to lower taxable earnings. The effective tax rate was 41.3% in the third quarter of 2008 and 2007. The effective tax rate is calculated as total tax expense (as presented in the Condensed Consolidated Statements of Operations) as a percentage of income before income taxes as presented in the Condensed Consolidated Statements of Operations. If calculated as a percentage of income before income taxes and including equity in earnings of joint venture, and including all tax expense, the effective tax rate would be 33.3% and 38.5% for the third quarter of 2008 and 2007, respectively. The reduction in the effective tax rate compared to the third quarter 2007 was due primarily to changes in the geographic distribution of income.
Equity in earnings of the Company’s joint venture, Kreher Steel, was $3.3 million in the third quarter of 2008, $1.9 million higher than the same period last year, reflecting increased pricing for carbon-based products.
Consolidated net income was $11.5 million, or $0.50 per diluted share, in the third quarter of 2008 versus $12.9 million, or $0.57 per diluted share, for the same period in 2007.

Weighted average diluted shares outstanding was 22.8 million shares for the quarter-ended September 30, 2008 and 2007.
Results of Operations: Nine Months 2008 Comparisons to Nine Months 2007
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2008 and 2007.

	(Amounts in millions)		Fav/(Unfav)
	2008	2007	$ Change	% Change

Net Sales
Metals	$1,087.7	$1,010.8	$76.9	7.6%
Plastics	91.8	87.5	4.3	4.9%

Total Net Sales	$1,179.5	$1,098.3	$81.2	7.4%

Cost of Materials
Metals	$813.6	$733.5	$(80.1)	(10.9)%
% of Metals Sales	74.8%	72.6%		(2.2)%
Plastics	62.7	59.3	(3.4)	(5.7)%
% of Plastics Sales	68.3%	67.8%		(0.5)%

Total Cost of Materials	$876.3	$792.8	$(83.5)	(10.5)%
% of Total Net Sales	74.3%	72.2%		(2.1)%

Other Operating Costs and Expenses
Metals	$212.0	$193.4	$(18.6)	(9.6)%
Plastics	25.9	24.0	(1.9)	(7.9)%
Other	8.8	7.6	(1.2)	(15.8)%

Total Other Operating Costs & Expense	$246.7	$225.0	$(21.7)	(9.6)%
% of Total Net Sales	20.9%	20.5%		(0.4)%

Operating Income
Metals	$62.1	$83.9	$(21.8)	(26.0)%
% of Metals Sales	5.7%	8.3%		(2.6)%
Plastics	3.2	4.2	(1.0)	(23.8)%
% of Plastics Sales	3.5%	4.8%		(1.3)%
Other	(8.8)	(7.6)	(1.2)	(15.8)%

Total Operating Income	$56.5	$80.5	$(24.0)	(29.8)%
% of Total Net Sales	4.8%	7.3%		(2.5)%

“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
Net Sales:
Consolidated net sales for the Company in the first nine months of 2008 were $1,179.5 million, an increase of $81.2 million, or 7.4%, compared to the same period last year. Metals segment sales of $1,087.7 million were $76.9 million, or 7.6%, higher than the same period last year. Tons sold per day for the Metals segment (excluding the impact of the Metals U.K. acquisition and the fourth quarter 2007 divestiture of Metal Express) increased 4.9% compared to the nine month period ended 2007.

The increase in Metals segment sales reflects higher sales volumes and higher prices overall in 2008, and primarily in carbon-based products. Sales volume growth in the Metals segment (excluding the impact of the Metals U.K. acquisition and the fourth quarter 2007 divestiture of Metal Express) in 2008 was primarily due to growth in carbon and alloy plate and alloy bar products.
Plastics segment sales of $91.8 million were $4.3 million, or 4.9%, higher than the same period last year primarily due to growth in the office furniture and industrial markets.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) increased $83.5 million, or 10.5%, to $876.3 million for the nine months ended September 30, 2008. Material costs for the Metals segment for the first nine months of 2008 were 74.8% of sales as compared to 72.6% in 2007. Higher material costs, particularly in carbon-based products, were the primary driver of increased material costs as a percent of sales.
Other Operating Expenses and Operating Income:
On a consolidated basis, year-to-date other operating costs and expenses increased $21.7 million, or 9.6% compared to the same period last year. Other operating costs and expenses during the first nine months of 2008 were $246.7 million, or 20.9% of sales compared to $225.0 million, or 20.5% of sales last year. The results for the nine months ended September 30, 2008 included $3.9 million of incremental operating expenses associated with the January 2008 acquisition of Metals U.K. (net of the Metal Express divestiture) as well as $2.2 million for costs related to the Transtar acquisition arbitration settlement. The remaining year-to-date other operating expense increase was $15.6 million, primarily related to $10.9 million of higher plant, transportation and selling costs associated with higher sales volumes and increased fuel charges, as well as $4.3 million for higher Oracle ERP implementation costs in 2008.
Consolidated operating income for the nine months ended September 30, 2008 of $56.5 million was $24.0 million, or 29.8% lower than the same period last year. The Company’s year-to-date 2008 operating profit as a percent of net sales decreased to 4.8% from 7.3% for the same period of 2007, primarily due to higher cost of materials and other operating expense matters discussed above.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $7.0 million for the nine months ended September 30, 2008, a decrease of $4.1 million versus the same period in 2007. The decrease in interest expense for the nine month period ended September 30, 2008 is a result of lower debt levels since the pay down of debt following the secondary equity offering on May 24, 2007.
Income tax expense decreased to $21.0 million from $27.9 million for the nine months ended September 30, 2008 due to lower taxable earnings. The effective tax rate was 42.5% for the nine months ended 2008 and 40.3% during the same period of 2007. The effective tax rate is calculated as total tax expense (as presented in the Condensed Consolidated Statements of Operations) as a percentage of income before income taxes as presented in the Condensed Consolidated Statements of Operations. If calculated as a percentage income before income taxes and including equity in earnings of joint venture, and including all tax expenses, the effective tax rate would be 36.5% and 38.3% for the year-to-date periods in 2008 and 2007, respectively. The reduction in the effective tax rate compared to the third quarter 2007 was due primarily to changes in the geographic distribution of income.
Equity in earnings of the Company’s joint venture, Kreher Steel, was $8.1 million for the nine months ended 2008, $4.3 million higher than the same period last year, reflecting the results of the joint venture’s acquisition of a metal distribution company in April 2007, as well as increased pricing for carbon-based products.

Consolidated net income was $36.5 million, or $1.62 per diluted share, in the first nine months of 2008 versus $44.5 million (after preferred dividends of $0.6 million), or $2.14 per diluted share, for the same period in 2007.
Weighted average diluted shares outstanding increased 7.2% to 22.6 million for the nine months ended September 30, 2008 as compared to 21.1 million shares for the same period in 2007. The increase in average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007.
Accounting Policies:
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). See Note 2 to the condensed consolidated financial statements for more information regarding the Company’s adoption of these standards. There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital, and the $230 million amended senior credit facility.
Cash used in operating activities for the first nine months of 2008 was $15.6 million. Receivable days outstanding were 48 days at the end of the third quarter of 2008 as compared to 46 days at the end of the fourth quarter of 2007. Total receivables increased due to higher sales and a larger mix of international business. Average days sales in inventory was 125 days for year-to-date September 2008 versus 132 days for year-to-date December 2007, reflecting stronger sales.
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
As of September 2008, the Company had outstanding borrowings of $41.0 million under its U.S. Revolver A and had availability of $119.8 million. Borrowings under the U.S. Revolver B were $28.4 million and availability was $21.6 million. The Company’s Canadian subsidiary had no outstanding borrowings under the Canadian Facility and availability of $10 million at September 30, 2008.
The Company paid cash dividends to its shareholders of $0.18 per common share, or $4.0 million, for the nine months ended September 30, 2008.
Capital expenditures through September 2008 were $18.8 million including approximately $7.9 million for the Company’s on-going ERP implementation.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next five years and thereafter are summarized below:

2008	$6.7
2009	11.0
2010	7.9
2011	8.0
2012	8.1
2013 and beyond	55.6

Total debt	$97.3

As of September 30, 2008, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
Current business conditions lead management to believe that cash from operations along with funds available under our $230 million credit facility will be sufficient to fund its working capital needs, capital expenditure programs and meet its debt obligations.
As of September 30, 2008, the Company had $7.0 million of irrevocable letters of credit outstanding, which primarily consisted of $3.6 million in support of the outstanding industrial revenue bonds and $1.9 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
(b) Changes in Internal Controls Over Financial Reporting
During the third quarter of 2008, the Company’s Plastics subsidiary, Total Plastics Inc. (“TPI”), completed the implementation of the Vantage ERP system. TPI represents less than 10% of the Company’s consolidated net sales. This system conversion resulted in the modification of certain control procedures and processes to conform to the Vantage ERP system environment. The Company is continuing to evaluate the impact that the Vantage ERP system will have on certain of its internal controls and expects the new ERP system to enhance its control environment.
The Company is in the process of implementing the Oracle ERP system. The planning for this system implementation began in 2006, and the first scheduled phase of the implementation occurred in the second quarter 2008 at certain of the Company’s domestic locations which primarily service the aerospace markets. The facilities included in the initial second quarter Oracle ERP system implementation represent less than 20% of the Company’s consolidated net sales. During the second quarter of 2008, the majority of the legacy operating systems and financial systems of these locations were migrated to the Oracle ERP system. The Company also implemented the human resource functionality of the Oracle ERP system company-wide. This system conversion resulted in the modification of certain control procedures and processes to conform to the Oracle ERP system environment. During the third quarter of 2008, the Company continued to evaluate the impact that the Oracle ERP system will have on certain of its internal controls and expects the new ERP system to enhance its control environment. The Company plans to continue to replace its legacy systems with Oracle ERP system functionality across many of its locations and business operations into fiscal 2009.
Except as described above, there were no significant changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2008 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A. M. Castle & Co.

(Registrant)

Date: October 29, 2008	By:	/s/ Patrick R. Anderson Patrick R. Anderson Vice President — Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)