Form 10-K
period 2008-12-31
CASTLE A M & CO
filed 2009-03-12
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File Number: 1-5415
A. M. CASTLE & CO.

(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 455-7111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $0.01 par value	New York Stock Exchange
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $462,553,234.
The number of shares outstanding of the registrant’s common stock on March 6, 2009 was 22,865,212 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K

Proxy Statement furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders to be held April 23, 2009.	Part III

Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” of this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
PART I
ITEM 1 — Business
In this annual report on Form 10-K, “the Company,” “we” or “our” refer to A. M. Castle & Co., a Maryland corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
Business and Markets
Company Overview
The Company is a specialty metals (92% of net sales) and plastics (8% of net sales) distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment sector of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining, heavy equipment manufacturing, marine, office furniture and fixtures, transportation and general manufacturing industries.
     The Company’s primary metals service center and corporate headquarters are located in Franklin Park, Illinois. The Company has 51 service centers located throughout North America (45), Europe (5) and Asia (1). The Company’s service centers hold inventory, process and distribute products to local geographic markets. The Company’s metals and plastics service centers are separate operations, with no facilities serving both metals and plastics customers.

Industry and Markets
Service centers act as supply chain intermediaries between primary producers, which necessarily deal in bulk quantities in order to achieve economies of scale, and end-users in a variety of industries that require specialized products in significantly smaller quantities and forms. Service centers also manage the differences in lead times that exist in the supply chain. While OEMs and other customers often demand delivery within hours, the lead time required by primary producers can be as long as several months. Service centers also provide value to their customers by aggregating purchasing, providing warehousing and distribution services, and by processing material to meet specific customer needs.
     According to a May 2008 article in Purchasing magazine, “service centers comprise the largest single customer group for North American mills, buying and reselling more than 40% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and super alloys produced in the U.S. and Canada each year. The U.S. and Canadian metals distribution industry generated record revenues of $143 billion in 2007,” reflecting 13% growth from 2006.
     The principal markets served by the Company are highly competitive. Competition is based on price, service, quality, processing capabilities, inventory availability, timely delivery and ability to provide supply chain solutions. The Company competes in a highly fragmented industry. Competition in the various markets in which the Company participates comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources and some of which have more established brand names in the local markets served by the Company.
     The Company also competes to a lesser extent with primary metals producers who typically sell to larger customers requiring shipments of large volumes of metal.
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
Recent Acquisitions and Expansions
In January 2008, the Company acquired Metals U.K. Group (“Metals U.K.”). Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has distribution and processing facilities in Blackburn, England, Hoddesdon, England and Bilbao, Spain. The acquisition of Metals U.K. is expected to allow the Company to expand its global reach and service certain potential high growth industries.
     In September 2006, the Company acquired Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. Transtar is a leading supplier of high performance aluminum alloys to the aerospace and defense industries, supporting those markets with a broad range of inventory, processing and supply chain services. As a result of the acquisition, the Company has increased its access to aerospace customers and avenues to cross-sell its other products into this market. The acquisition also provides the Company the benefits of deeper access to certain inventories and purchasing synergies, as well as platforms to sell to markets in Europe, Asia and other international markets.
     Refer to Note 8 to the consolidated financial statements for goodwill impairment discussion related to the above acquisitions.

In January 2008, the Company obtained a business license for the opening of a new service center in Shanghai, China. The 45,700 square foot facility became fully operational in the second quarter of 2008. The Shanghai service center provides the Company the ability to serve new customers in China, as well as existing customers, which previously received processed specialty aerospace grade metals from the Company’s U.S. based aerospace operations.
Procurement
The Company purchases metals and plastics from many producers. The Company’s operations would not be adversely affected in a material way by the loss of any one supplier, as satisfactory alternative sources are available.
     The Company purchases material in large lots and stocks material at its service centers until sold, usually in smaller quantities and typically with some value-added processing services performed. The Company’s ability to provide quick delivery, frequently same-day or overnight, of a wide variety of specialty metals and plastic products, along with its processing capabilities, allows customers to lower their own inventory investment by reducing their need to order the large quantities required by producing mills or their need to perform additional material processing services. Some of the Company’s purchases are covered by long-term contracts and commitments, which have corresponding customer sales agreements.
     Orders are primarily filled with materials shipped from Company stock. The materials required to fill non-stock orders are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Deliveries are made principally by Company-leased trucks. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.
Employees
At December 31, 2008, the Company had 1,923 full-time employees in its operations throughout the United States, Canada, Mexico, France, Spain, the United Kingdom and China. Of these, 258 are represented by collective bargaining units, principally the United Steelworkers of America and Teamsters.
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
In the last three years, the percentages of total sales of the two segments were as follows:

	2008	2007	2006

Metals	92%	92%	90%
Plastics	8%	8%	10%

	100%	100%	100%
Metals Segment
In its Metals segment, the market strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services. Core products include alloy, aluminum, stainless, nickel, titanium and carbon. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, distribution centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, cut-to-length levelers and sheet shearing equipment.
     The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. The customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms.
     The Company’s broad network of locations within North America provides next-day delivery to most of the segment’s markets, and two-day delivery to virtually all of the rest.
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
     The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. TPI has locations throughout the upper Northeast and Midwest portions of the U.S. and one facility in Florida.
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Co., a Midwest metals distributor, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, special bar quality and stainless bars. The Company’s equity in the earnings from this joint venture is reported separately in the Company’s consolidated statements of operations.
Access to SEC Filings
The Company makes available free of charge on or through its Web site at www.amcastle.com the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Information on our website does not constitute part of this annual report on Form 10-K.
Certifications
Certification statements by the President and CEO and the Vice President and CFO of the Company required to be filed with the SEC pursuant to Section 302 of the Sarbanes-Oxley Act are included as Exhibits 31.1 and 31.2 to this Annual Report. In addition, an annual CEO certification regarding compliance with the New York Stock Exchange’s (“NYSE”) Corporate Governance listing standards was submitted by our President and CEO to the NYSE on May 12, 2008.
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
Our future operating results depend on a number of factors beyond our control, such as the prices of metals and plastics, which could cause our results to be adversely affected.
The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals prices decline, we would generally expect lower sales and possibly lower net income, depending on the timing of the price changes. To the extent we are not able to pass on to our customers any increases in our raw materials prices, our results of operations may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profit margins or, in some cases, losses, either of which would reduce our profitability.
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
We may not be able to realize the benefits we anticipate from our acquisitions. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of the acquired businesses. Factors that could affect our ability to achieve these benefits include:
•	difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;

•	the failure of the acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our business units and the acquired businesses;

•	the loss of the acquired businesses’ customers; and

•	cyclicality of business.
The presence of any of the above factors individually or in combination could result in future impairment charges against the assets of the acquired businesses.
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
The current global economic crisis has had and may continue to have an adverse impact on our business, results of operations and financial condition.
The potential effects of the current global economic and financial market crises are difficult to forecast and mitigate. There can be no assurance as to the timing or nature of any recovery. Many of our customers and the industries we serve have been significantly impacted by the deteriorating economic conditions. As a result, the current global economic downturn has had and may continue to have an adverse impact on our business, results of operations and our financial condition. Continued negative economic conditions, as well as a slow recovery period, could lead to reduced demand for our products, increased price competition for our products, reduced gross margins, increased risk of excess and obsolete inventories and higher operating costs as a percentage of revenue. Credit risk associated with our customers may also increase.
Due to the current credit crisis, it has been increasingly difficult for businesses to secure financing. These conditions could persist for a prolonged period of time or worsen in the future. Although we do not anticipate needing additional capital in the near term, our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets. The resulting lack of available credit could have a negative impact on our liquidity. In addition, due to the current volatile state of the credit markets, there is a risk that our lenders could fail or refuse to honor their debt commitments under our existing credit facilities. While this would be highly unusual, if our lenders fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace our credit agreements on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our anticipated liquidity needs in the near term, the failure of any of the lenders to honor their commitments under our credit facilities may impact our ability to finance our operations.
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

A disruption in our information technology systems could impact our ability to conduct business and/or report our financial performance.
We are in the process of implementing new ERP systems and any significant disruption relating to our current or new information technology systems may have an adverse affect on the Company’s ability to conduct business in its normal course or report its financial performance in a timely manner.
We operate in international markets, which expose us to a number of risks.
We serve and operate in certain international markets, which expose us to political, economic and currency related risks. We operate in Canada, Mexico, France, and the United Kingdom, with limited operations in Spain, Singapore and China. An act of war or terrorism could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse effect on our operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
Approximately 258 of our employees are unionized, which represented 13% of our employees at December 31, 2008, including those employed at our primary distribution center in Franklin Park, Illinois. We cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our results of operations.
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
We may not be able to retain or expand our customer base if the United States manufacturing industry continues to relocate production operations internationally.
Our customer base primarily includes manufacturing and industrial firms in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions to locations outside the United States. Some customers have closed their businesses as they were unable to compete successfully with foreign competitors. Although we have facilities in Canada, Mexico, France, Spain, the United Kingdom, Singapore and China, the majority of our facilities are located in the United States. To the extent our customers close or relocate operations to locations where we do not have a presence, we could lose all or a portion of their business.
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
ITEM 1B — Unresolved Staff Comments
     None.

ITEM 2 — Properties
The Company’s principal executive offices are located in its Franklin Park, Illinois facility near Chicago, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet
Metals Segment
Arlington, Texas	74,880
Bedford Heights, Ohio	374,400	(1)
Birmingham, Alabama	76,000	(1)
Charlotte, North Carolina	116,500	(1)
Dallas, Texas	78,000	(1)
Edmonton, Alberta	38,300
Fairfield, Ohio	166,000
Franklin Park, Illinois	522,600	(1)
Gardena, California	150,435
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	109,100	(1)
Houston, Texas (Administrative location)	1,961
Kansas City, Missouri	118,000
Kennesaw, Georgia	87,500
Kent, Washington	53,000
Minneapolis, Minnesota	65,200	(1)
Mississauga, Ontario	60,000
Monterrey, Mexico	55,000
Montreal, Quebec	38,760
Orange, Connecticut	57,389
Paramount, California	155,500
Philadelphia, Pennsylvania	71,600	(1)
Saskatoon, Saskatchewan	15,000
Stockton, California	60,000
Torrance, California (Administrative location)	15,028
Twinsburg, Ohio	120,000
Wichita, Kansas	148,800
Winnipeg, Manitoba	50,000	(1)
Worcester, Massachusetts	56,000	(1)

Sales Offices
Cincinnati, Ohio	(Intentionally left blank)
Milwaukee, Wisconsin
Phoenix, Arizona
Tulsa, Oklahoma

	Approximate
	Floor Area in
Locations	Square Feet

Europe
Blackburn, England	62,139
Hoddesdon, England	9,472
Bilbao, Spain	10,000
Due Pre’ Cadeau, France	25,600
Letchworth, England	40,000

China
Shanghai, China	45,700

Total Metals Segment	3,370,864

Plastics Segment
Baltimore, Maryland	24,000
Cleveland, Ohio	8,600
Cranston, Rhode Island	14,990
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,900
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	81,000
Knoxville, Tennessee	16,530
Maple Shade, New Jersey	12,480
Mt. Vernon, New York	30,000
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,600
Tampa, Florida	17,700
Worcester, Massachusetts	11,000	(1)

Total Plastics Segment	430,400

GRAND TOTAL	3,801,264

(1)	Represents owned facility.

ITEM 3 — Legal Proceedings
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
None.
PART II
ITEM 5 —	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of March 2, 2009 there were approximately 1,054 shareholders of record. The Company used cash of $5.4 million and $4.7 million to pay quarterly cash dividends of $0.06 per share on its common stock in 2008 and 2007, respectively. The payment of dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition and such other factors as the Board of Directors may consider.
See Part III, Item 11, “Executive Compensation” for information regarding comparison of five year cumulative total return.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The Company did not purchase any of its equity securities during the fourth quarter of 2008.
Directors of the company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. For the period covered by this report, receipt of approximately 3,972 shares was deferred as payment for the 2008 board compensation. In each case, the shares were acquired at prices ranging from $6.29 to $32.35 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.
The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	2008		2007
	Low	High	Low	High

First Quarter	$16.70	$29.65	$22.72	$30.85
Second Quarter	$26.08	$34.20	$28.64	$38.10
Third Quarter	$16.16	$28.46	$26.23	$37.22
Fourth Quarter	$6.12	$17.41	$23.66	$37.18

ITEM 6 — Selected Financial Data
The Selected Financial Data in the table below includes the results of the September 2006 and January 2008 acquisitions of Transtar and Metals U.K., respectively, and the October 2007 divestiture of Metal Express.

(dollars in millions, except per share data)	2008	2007	2006	2005	2004

For the year ended December 31:
Net sales	$1,501.0	$1,420.4	$1,177.6	$959.0	$761.0
Net (loss) income from continuing operations	(17.1)	51.8	55.1	38.9	15.4
Basic earnings (loss) per common share from continuing operations	(0.76)	2.49	2.95	2.37	0.92
Diluted earnings (loss) per common share from continuing operations	(0.76)	2.41	2.89	2.11	0.82
Cash dividends declared per common share	0.24	0.24	0.24	—	—
As of December 31:
Total assets	679.0	677.0	655.1	423.7	383.0
Long-term debt, less current portion	75.0	60.7	90.1	73.8	89.8
Total debt	117.1	86.5	226.1	80.1	101.4
Total stockholders’ equity	347.3	385.1	215.9	175.5	130.4

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
                Amounts in millions except per share data

Information regarding the business and markets of A. M. Castle & Co. and its subsidiaries (the “Company”), including its reportable segments, is included in Item 1 “Business” of this annual report on Form 10-K.
The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and the Company’s consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data”.
EXECUTIVE OVERVIEW
The Company’s long-term strategy is to become the foremost global provider of specialty metals products and services and specialized supply chain solutions to targeted global industries.
   During 2008, the following significant events occurred which impacted the Company’s operating results:
•	Record sales of $1,501.0 million and third highest operating income in the Company’s history of $63.0 million (before non-cash goodwill impairment charge of $58.9 million in the fourth quarter of 2008);

•	Non-cash goodwill impairment charge of $58.9 million in the fourth quarter of 2008;

•	Acquisition of Metals U.K. in the first quarter of 2008;

•	Amendment to the Company’s Amended Senior Credit Facility during the first quarter 2008; and

•	Completion of the first scheduled phase of the Metals segment ERP implementation during the second quarter of 2008 and completion of implementation of a stand alone ERP system in the Plastics segment during the third quarter of 2008.
     The Company achieved record sales of $1,501.0 million in 2008, which was an increase of $80.6 million, or 5.7% versus 2007. Excluding the impact of the Metals U.K. acquisition, sales were $31.9 million or 2.3% higher than 2007 primarily due to an increase in Metals segment sales. For the full year 2008, excluding the impact of the Metals U.K. acquisition, Metals segment sales were $31.3 million or 2.4% higher than 2007 sales on sales volume that was 2.1% higher than 2007. Metals segment sales volume growth in 2008 was driven by strength in plate and alloy bar products sold into energy, mining and power generation markets. The Company experienced higher prices in 2008 for its carbon-related products; however, those price increases were somewhat mitigated by a changing sales mix that included lower sales levels on higher-priced aluminum, stainless and nickel based products as compared to 2007.
     During the fourth quarter, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which was an indication that its goodwill may be impaired. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2008 and a non-cash charge of $58.9 million for goodwill impairment was recorded in 2008. The charge is non-deductible for tax purposes.
     On January 3, 2008, the Company acquired 100 percent of the outstanding capital stock of Metals U.K. The acquisition of Metals U.K. was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has processing facilities in Blackburn, England, Hoddesdon, England and Bilbao, Spain. The acquisition of Metals U.K. is expected to allow the Company to expand its global reach and service potential high growth industries.

     In conjunction with the January 2008 acquisition of Metals U.K., the Company amended its existing revolving line of credit, expanding it to $230 million, which includes a $50 million multi-currency facility to fund the Metals U.K. acquisition and provide for future working capital needs of European operations. The multi-currency facility allows for funding in either British pounds or euros.
     The first scheduled phase of the Metals segment ERP implementation occurred in the second quarter of 2008 at certain of the Company’s domestic aerospace locations. The facilities included in the initial ERP implementation represent less than 20% of the Company’s consolidated net sales. During the second quarter of 2008, the majority of the legacy operating systems and financial systems of these locations were migrated to the new ERP system. The Company also implemented the human resource functionality of the new ERP system company-wide at that time. Total capital expenditures for this ERP implementation through the end of 2008 were $17.8 million. The Company plans to replace its legacy systems with the new ERP system functionality across many of its remaining locations and business operations in fiscal 2009, allowing the Metals business to operate under a common technology platform. This integrated system will provide the opportunity to improve decision-making, provide support for doing business globally, and support future acquisitions, which are all critical components in executing the Company’s strategy.
     During the third quarter of 2008, the Plastics business completed the implementation of its stand alone ERP system. The ERP system is designed to support make-to-order and mixed-mode manufacturing companies and has built-in workflow processes that enable companies to manage the entire order cycle. The new ERP system provided the capability for the Plastics business to build a tool to manage the many dimensional sizes of plastic sheet stock in its inventory and build executive and management level dashboards to manage daily operations. Total capital expenditures for this ERP implementation through the end of 2008 were $1.9 million.
Recent Market and Pricing Trends
During 2008, average market prices for the Company’s products, primarily carbon-based, significantly increased during the first three quarters and declined considerably in the fourth quarter.
     Changes in pricing can have a more direct impact on the Company’s operating results than changes in volume due to certain factors including but not limited to:
•	Changes in volume typically result in corresponding changes to the Company’s variable costs. However, as pricing changes occur, variable expenses are not impacted.

•	If surcharges are passed through to the customer without a mark-up, gross material margins will decrease.

•	The ability to pass surcharges on to customers immediately is limited due to contractual provisions with certain customers. Therefore, a lag exists between when the surcharge impacts net sales and cost-of-sales.
Current Business Outlook
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2006 through the fourth quarter of 2008. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. As the data indicates, the index experienced a significant decrease from the third quarter of 2008 and has been below 50 for the last five quarters.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2006	54.7	54.1	52.9	50.8
2007	50.5	53.0	51.3	49.6
2008	49.2	49.5	47.8	36.1

     An unfavorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a lower level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a lag basis. Therefore, management forecasts a decline in 2009 net sales due to a combination of demand and pricing uncertainties that the industry is expected to experience in the upcoming year. The long-term outlook on demand for the Company’s end-markets is less predictable. However, the Company expanded its international presence with the acquisition of Metals U.K. in early 2008 and the early second quarter 2008 start-up of its Shanghai, China service center, which reduces the dependency of results on the U.S. economy.
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
Net Sales —The Company derives its sales from the processing and delivery of metals and plastics. Pricing is established with each customer order and includes charges for the material, processing activities and delivery. The pricing varies by product line and type of processing. From time to time the Company may enter into fixed price arrangements with customers while simultaneously obtaining similar agreements with its suppliers.
Cost of Materials — Cost of materials consists of the costs we pay suppliers for metals, plastics and related inbound freight charges, excluding depreciation and amortization which are included in operating costs and expenses discussed below. The Company accounts for inventory primarily on a last-in-first-out (“LIFO”) basis. LIFO adjustments are calculated as of December 31 of each year.
Operating Costs and Expenses — Operating costs and expenses primarily consist of:
•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;

•	Sales expenses, including compensation and employee benefits for sales personnel;

•	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily related to accounting and legal advisory services, data communication and computer hardware and maintenance; and

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.

2008 Results Compared to 2007
Consolidated results by business segment are summarized in the following table for years 2008 and 2007.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2008	2007	$ Change	% Change

Net Sales
Metals	$1,384.8	$1,304.8	$80.0	6.1%
Plastics	116.2	115.6	0.6	0.5%

Total Net Sales	$1,501.0	$1,420.4	$80.6	5.7%
Cost of Materials
Metals	$1,044.4	$954.4	$(90.0)	(9.4)%
% of Metals Sales	75.4%	73.1%		(2.3)%
Plastics	79.6	78.0	(1.6)	(2.1)%
% of Plastics Sales	68.5%	67.5%		(1.0)%

Total Cost of Materials	$1,124.0	$1,032.4	$(91.6)	(8.9)%
% of Total Sales	74.9%	72.7%		(2.2)%

Operating Costs and Expenses
Metals	$328.9	$256.0	$(72.9)	(28.5)%
Plastics	33.4	32.7	(0.7)	(2.1)%
Other	10.6	8.6	(2.0)	(23.3)%

Total Operating Costs & Expenses	$372.9	$297.3	$(75.6)	(25.4)%
% of Total Sales	24.8%	20.9%		(3.9)%

Operating Income
Metals	$11.5	$94.4	$(82.9)	(87.8)%
% of Metals Sales	0.8%	7.2%		(6.4)%
Plastics	3.2	4.9	(1.7)	(34.7)%
% of Plastics Sales	2.8%	4.2%		(1.4)%
Other	(10.6)	(8.6)	(2.0)	(23.3)%

Total Operating Income	$4.1	$90.7	$(86.6)	(95.5)%
% of Total Sales	0.3%	6.4%		(6.1)%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
The Company achieved record sales of $1,501.0 million in 2008, which was an increase of $80.6 million, or 5.7%, versus 2007. Excluding the impact of the Metals U.K. acquisition, sales were $31.9 million or 2.3% higher than 2007 primarily due to an increase in Metals segment sales.
     Metals segment sales during 2008 of $1,384.8 million were $80.0 million, or 6.1%, higher than 2007. Excluding the impact of the Metals U.K. acquisition, Metals segment sales were $31.3 million or 2.4% higher than 2007 sales on sales volume that was 2.1% higher than 2007. Metals segment sales volume growth in 2008 was driven by strength in plate and alloy bar products sold into energy, mining and power generation markets. The Company experienced higher prices in 2008 for its carbon-related products; however, those price increases were somewhat mitigated by a changing sales mix that included lower sales levels on higher-priced aluminum, stainless and nickel based products as compared to 2007.
     Plastics segment sales during 2008 of $116.2 million were $0.6 million, or 0.5%, higher than 2007. Higher overall pricing contributed a 5.5% increase, which was offset by a 5.0% decline in sales volume compared to last year. Decreased sales volume was primarily a result of softer demand in the marine and boat builder and automotive industries during the second half of 2008.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) were $1,124.0 million, an increase of $91.6 million, or 8.9%, compared to 2007. Material costs for the Metals segment were 75.4% of sales in 2008 as compared to 73.1% in 2007. Higher material costs in carbon-based products were the primary driver of increased Metals segment material costs as a percent of sales.
     Material costs for the Plastics segment were 68.5% of sales in 2008 as compared to 67.5% in 2007. Higher material costs in the Plastics segment were primarily driven by increased acrylic prices, due to rising resin prices, in 2008 as compared to 2007.

Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses increased $75.6 million, or 25.4%, compared to last year. Operating costs and expenses in 2008 were $372.9 million, or 24.8% of sales compared to $297.3 million, or 20.9% of sales last year. The results for 2008 include a $58.9 million non-cash goodwill impairment charge, $6.2 million of incremental operating expenses (excluding goodwill impairment charge) associated with the January 2008 acquisition of Metals U.K. (net of the Metal Express divestiture), as well as $2.2 million for costs related to the Transtar acquisition arbitration settlement during the third quarter of 2008. The remaining 2008 operating expense increase was $8.3 million, primarily related to $7.2 million of higher plant, transportation and selling costs associated with higher sales volumes, as well as $5.1 million for higher Oracle ERP implementation costs in 2008. Cost increases described above were partially offset by decreases primarily related to long-term incentive compensation and pension expense during 2008.
     During the fourth quarter of 2008, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which was an indication that its goodwill may be impaired. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2008 and a non-cash charge of $58.9 million for goodwill impairment was recorded in the fourth quarter of 2008. The charge is non-deductible for tax purposes. Of this amount, $49.8 million and $9.1 million relates to the Aerospace and Metals U.K. reporting units, respectively, within the Metals segment. See further discussion in Critical Accounting Policies and Note 8 to the consolidated financial statements.
     Consolidated operating income for 2008 of $4.1 million was $86.6 million, or 95.5%, lower than last year. The Company’s 2008 operating income as a percent of net sales decreased to 0.3% from 6.4% in 2007, primarily due to higher cost of materials (discussed above) and the goodwill impairment charge.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $9.4 million in 2008, a decrease of $3.5 million versus 2007. The decrease in interest expense in 2008 is a result of lower weighted average interest rates in 2008 compared to 2007 and lower debt levels since the pay down of debt following the secondary equity offering on May 24, 2007.
     Income tax expense decreased to $20.7 million from $31.3 million in 2007 primarily due to lower taxable earnings. Excluding the impact of the $58.9 million goodwill impairment charge, the effective tax rate was 38.6% in 2008 and 40.2% in 2007. The Company’s tax rate is affected by tax rates in foreign jurisdictions and the relative amount of income it earns in these jurisdictions, which has become a much larger percentage of the Company’s overall income as the Company expands internationally. The effective tax rate is also affected by discrete items that may occur in any given year. The Company’s calculation of its effective tax rate includes the tax expense on the equity in earnings of the Company’s joint venture. The decrease in the effective tax rate from 2007 to 2008 is primarily attributed to two factors. First, the income tax rate differential on foreign income decreased the effective tax rate from the statutory rate of 35% by 1.2% in 2008 compared to a decrease of 0.3% in 2007. This additional decrease in 2008 was the result of a shift in the geographic distribution of income between domestic and foreign locations and reductions in tax rates in Canada and the United Kingdom. Second, state income taxes, net of the federal income tax benefit, only increased the effective tax rate from the statutory rate of 35% by 0.2% in 2008 compared to 3.9% 2007. The lower state tax rate in 2008 is primarily the result of a change in the geographic distribution of income amongst states and favorable state tax rate changes that occurred in 2008.
     Equity in earnings of the Company’s joint venture was $8.8 million in 2008, $3.5 million higher than 2007, reflecting the results of the joint venture’s acquisition of a metal distribution company in April 2007 as well as improved operating results associated with higher metal price levels in 2008.
     Consolidated net loss for 2008 was $17.1 million, a loss of $0.76 per diluted share, versus net income of $51.2 million, or $2.41 per diluted share, for 2007. Weighted average diluted shares outstanding increased 4.7% to 22.5 million for the year-ended December 31, 2008 as compared to 21.5 million shares for the same period in 2007. The increase in average diluted shares outstanding is primarily due to the additional shares issued during the Company’s secondary equity offering in May 2007.

2007 Results Compared to 2006
Consolidated results by business segment are summarized in the following table for years 2007 and 2006.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2007	2006	$ Change	% Change

Net Sales
Metals	$1,304.8	$1,062.6	$242.2	22.8%
Plastics	115.6	115.0	0.6	0.5%

Total Net Sales	$1,420.4	$1,177.6	$242.8	20.6%
Cost of Materials
Metals	$954.4	$762.3	$(192.1)	(25.2)%
% of Metals Sales	73.1%	71.7%		(1.4)%
Plastics	78.0	76.9	(1.1)	(1.4)%
% of Plastics Sales	67.5%	66.9%		(0.6)%

Total Cost of Materials	$1,032.4	$839.2	$(193.2)	(23.0)%
% of Total Sales	72.7%	71.3%		(1.4)%

Operating Costs and Expenses
Metals	$256.0	$205.3	$(50.7)	(24.7)%
Plastics	32.7	30.8	(1.9)	(6.2)%
Other	8.6	9.8	1.2	12.2%

Total Operating Costs & Expenses	$297.3	$245.9	$(51.4)	(20.9)%
% of Total Sales	20.9%	20.9%		0.0%

Operating Income
Metals	$94.4	$95.0	$(0.6)	(0.6)%
% of Metals Sales	7.2%	8.9%		(1.7)%
Plastics	4.9	7.3	(2.4)	(32.9)%
% of Plastics Sales	4.2%	6.3%		(2.1)%
Other	(8.6)	(9.8)	1.2	12.2%

Total Operating Income	$90.7	$92.5	$(1.8)	(1.9)%
% of Total Sales	6.4%	7.9%		(1.5)%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated 2007 net sales for the Company were $1,420.4 million, an increase of $242.8 million, or 20.6%, versus 2006. The acquisition of Transtar, in September 2006, contributed $191.7 million of the total net sales increase. Material price increases accounted for 13.1% of the growth, excluding Transtar, offset by 7.5% lower sales volume compared to 2006.
     Metals segment sales during 2007 of $1,304.8 million were 22.8% or $242.2 million higher than 2006. Transtar accounted for $191.7 million or 79.1% of the increase. Material price increases accounted for 14.2% of the growth, excluding Transtar, with volume and product mix accounting for the balance of the year-over-year sales change.

     Plastics segment sales during 2007 of $115.6 million were 0.5% or $0.6 million higher than 2006. Volume decreased approximately 2.3% during 2007, but material price increases more than offset the volume decline and resulted in slightly higher sales overall compared to 2006.
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
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses increased $51.4 million, or 20.9%, over 2006. Operating expenses of $43.9 million associated with the Transtar acquisition were the primary factor in higher overall expenses in 2007. Costs associated with the Company’s ERP implementation accounted for $2.0 million of the increase and the remaining increase reflected the Company’s lean operations initiatives. Operating expense remained unchanged as a percent of sales at 20.9% for both 2007 and 2006.
     2007 operating income of $90.7 million was $1.8 million, or 1.9%, lower than 2006. The Company’s 2007 operating income as a percentage of net sales decreased to 6.4% from 7.9% in 2006, largely due to competitive market pricing and softer demand.
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
     Equity in earnings of the Company’s joint venture was $5.3 million in 2007, $1.0 million higher than 2006, due largely to an acquisition that occurred in April 2007.
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
Liquidity and Capital Resources
The Company’s primary sources of liquidity include earnings from operations, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives.
     Net cash from operating activities in 2008 was $21.7 million, as cash generated by net income (excluding the $58.9 million non-cash goodwill impairment charge) was consumed by working capital required by the substantial increases in metal prices throughout 2008. Net cash from operating activities was $78.7 million in 2007.
     Average receivable days outstanding was 47.6 days for 2008 as compared to 45.1 days for 2007, reflecting slower collections associated with a higher mix of international business and overall economic downturn. Average days sales in inventory was 129.7 days for 2008 versus 132.4 days for 2007. The weakening global economy which may impact many of our customers may hinder our ability to generate improvement in these turn rates in 2009.

     Available revolving credit capacity is primarily used to fund working capital needs. Available credit capacity consisted of the following:

	Outstanding		Weighted Average
Debt type	Borrowings	Availability	Interest Rate

U.S. Revolver A	$18.0	$143.4	4.33%
U.S. Revolver B	24.0	26.0	6.41%
Canadian facility	—	10.0	—
Trade acceptances (a)	10.0	n/a	4.41%

(a)	A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn.
     As of December 31, 2008, the Company had $31.2 million of short-term debt which includes the $10 million in trade acceptances, the $18 million revolver, and $3.2 million in foreign debt.
     As of December 31, 2008, the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements.
     In addition to its available borrowing capacity, management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs, fund future dividend payments and meet its debt obligations.
     Current economic conditions have caused significant disruption in the financial markets resulting in reduced availability of debt and equity capital in the U.S. market as a whole. These conditions could persist for a prolonged period of time. The Company currently does not anticipate having the need to raise additional equity or secure additional debt. However, our ability to access the capital markets may be restricted at a time when we would like to pursue those markets which could have an impact on our ability to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity may be materially adversely impacted by these market conditions. Further, in the current volatile state of the credit markets, there is risk that lenders, even with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments.
Capital Expenditures
Capital expenditures for 2008 were $26.3 million as compared to $20.2 million in 2007. During 2008, the expenditures included $11.1 million of spending associated with the Company’s ERP implementations, $2.7 million for expansion and redesign projects and $2.1 million for other information technology related enhancements. The remaining capital expenditures resulted from a sizable investment in new saws, sideloaders and other capital equipment and projects. The Company expects 2009 capital expenditures to decline significantly to less than half of the 2008 amount.
Contractual Obligations and Other Commitments
The following table includes information about the Company’s contractual obligations that impact its short-term and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations and is aggregated by type of contractual obligation. It includes the maturity profile of the Company’s consolidated long-term debt, operating leases and other long-term liabilities.

     At December 31, 2008, the Company’s contractual obligations, including estimated payments by period, were as follows:

Payments Due In	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

Long-Term Debt Obligations (excluding capital lease obligations)	$84.3	$10.3	$14.8	$40.6	$18.6
Interest Payments on Debt Obligations (a)	26.6	6.1	10.4	8.2	1.9
Capital Lease Obligations	1.5	0.5	0.8	0.2	—
Operating Lease Obligations	56.4	12.3	20.4	17.1	6.6
Purchase Obligations (b)	384.5	265.2	87.3	32.0	—
Other (c)	5.9	4.4	1.5	—	—

Total	$559.2	$298.8	$135.2	$98.1	$27.1

a)	Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2008. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2008. Future interest rates may change, and therefore, actual interest payments could differ from those disclosed in the table above.

b)	Purchase obligations consist of raw material purchases made in the normal course of business. The Company has long-term contracts to purchase minimum quantities of material with certain suppliers. For each long-term contractual purchase obligation, the Company generally has an irrevocable purchase agreement from its customer for the same amount of material over the same time period.

c)	“Other” is comprised of 1) deferred revenues that represent commitments to deliver products, 2) obligations which are to be disclosed according to FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and 3) earnout related to Metals U.K. acquisition to be paid based on the achievement of performance targets related to fiscal year’s 2008, 2009 and 2010. The FIN 48 obligations in the table above represent uncertain tax positions related to temporary differences and uncertain tax positions where the Company anticipates a high probability of settlement within a given timeframe. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the FIN 48 obligations in the table above, approximately $1.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded a liability for interest of $0.1 million.
The table and corresponding footnotes above do not include $11.2 million of other non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include the deferred gain on the sale of assets, which resulted from previous sale-leaseback transactions. The cash outflows associated with these transactions are included in the operating lease obligations above.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2008, the Company does not anticipate making any significant cash contributions to the pension plans in 2009.
     Effective July 1, 2008, the Company-sponsored pension plans and supplemental pension plan were frozen. In conjunction with the decision to freeze the pension plans, the Company modified its investment portfolio target allocation for the pension plans’ funds. The revised investment target portfolio allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Refer to “Retirement Plans” within Critical Accounting Policies and Note 5 to the consolidated financial statements for additional details regarding the decision to freeze the pension plans.
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
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include amounts that are based on management’s estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The following is a description of the Company’s accounting policies that management believes require the most significant judgments and estimates when preparing the Company’s consolidated financial statements:
Revenue Recognition and Accounts Receivable — Revenue from the sales of products is recognized when the earnings process is complete and when the risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates.
     The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that we have identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly consistent from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot be certain that the rate of future credit losses will be similar to past experience.
Inventories — Over eighty percent of the Company’s inventories are valued using the LIFO method. Under this method, the current value of materials sold is recorded as Cost of Materials rather than the cost in the order in which it was purchased. This method of valuation is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals or plastics industries and the quantities and mix of inventory on hand. The use of LIFO for inventory valuation was selected to better match replacement cost of inventory with the current pricing used to bill customers. On-hand inventory is reviewed on a regular basis and provisions for slow-moving inventory are adjusted based on historical and current sales trends. The Company’s product demand and customer base may affect the value of inventory on-hand, which could require higher provisions for slow-moving inventory.
Income Taxes — The Company’s income tax expense, deferred tax assets and liabilities and reserve for uncertain tax positions reflect management’s best estimate of estimated taxes to be paid. The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The determination of the consolidated income tax expense requires significant judgment and estimation by management. It is possible that actual results could differ from the estimates that management has used to determine its consolidated income tax expense.

     The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
     The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event a determination is made that the Company will be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which will reduce the provision for income taxes.
     The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, the Company recognizes the tax benefits of uncertain tax positions only if those benefits are more likely than not to be sustained upon examination by the relevant tax authorities. Unrecognized tax benefits are subsequently recognized at the time the recognition threshold is met, the tax matter is effectively settled or the statute of limitations expires for the return containing the tax position, whichever is earlier. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate. These differences will be reflected in the Company’s income tax expense in the period in which they are determined. Due to the potential for resolution of the current IRS examination of its 2005 and 2006 income tax returns, the Company believes that it is reasonably possible for its gross unrecognized tax benefits to potentially decrease by the end of 2009 by a range of approximately $1 million to $1.5 million.
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
     Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates for retirement plans were 6.25% at December 31, 2008 and 2007.
     The Company utilizes observable market data to value approximately 90% of the assets (i.e., primarily the fixed income securities) in its pension plans. Assets in the Company’s pension plans have earned approximately 12% since inception in 1979. During 2008, in conjunction with its decision to freeze its pension plans, the Company modified the target investment asset allocation for the pension plans’ funds. The revised asset allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.
Goodwill and Other Intangible Assets Impairment — SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS 142, goodwill is subject to an annual impairment test using a two-step process. The carrying value of the Company’s goodwill is evaluated annually in the first quarter of each fiscal year or when certain triggering events occur which require a more current valuation.

     The first step of the goodwill impairment test is used to identify potential impairment. The evaluation is based on the comparison of each reporting unit’s fair value to its carrying value. Fair value is determined using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data and management estimates of future cash flows, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. If the carrying value exceeds the fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to present value the estimated future cash flows of the Company. The long-term projections used in the valuation are developed as part of the Company’s annual budgeting and forecasting process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.
     The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount equal to the excess.
     The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Metals U.K. acquisitions in September 2006 and January 2008, respectively, and consist primarily of customer relationships and non-compete agreements. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 — 11 years for customer relationships and 3 years for non-compete agreements. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets discussed below, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
     See Note 8 to the consolidated financial statements for detailed information on goodwill and intangible assets.
Long-Lived Assets — As required by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are impaired, the impairment charge is calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. The Company derives the required undiscounted cash flow estimates from historical experience and internal business plans. In turn, measurement of an impairment loss requires a determination of fair value, which is based on available information. The Company uses an income approach, which estimates fair value based on estimates of future cash flows discounted at an appropriate interest rate.

Share-Based Compensation — The Company offers share-based compensation to executive and other key employees, as well as its directors. Share-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award. Stock options are granted with an exercise price equal to the market price of the Company’s stock on the grant date and have a contractual life of ten years. Options and restricted stock generally vest in one to five years for executives and employees and one year for directors. The Company generally issues new shares upon share option exercise. The fair value of options granted was estimated using the following assumptions in 2006:

2006
Risk free interest rate	4.72%
Expected dividend yield	0.85%
Expected option term	10 Yrs
Expected volatility	50%
The estimated weighted average fair value on the date granted based on the above assumptions	$16.93
There were no options granted during 2007 or 2008.
Share-based compensation expense for the Company’s long-term incentive performance plans is recorded using the fair value based on the market price of the Company’s common stock on the grant date adjusted to reflect that the participants in the long-term incentive performance plans do not participate in dividends during the vesting period. Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the long-term incentive plans. The actual number of shares that will vest may differ from management’s estimate.
Fair Value of Financial Instruments — The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for measurement and disclosure with respect to financial assets and liabilities. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:
Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.
The Company adopted the measurement provisions of SFAS 157 to value its pension plans assets as of December 31, 2008 (see Note 5 to the consolidated financial statements). In addition, SFAS No. 157 was applied in determining the fair value disclosures for debt (see Note 9 to the consolidated financial statements).
FASB Staff Position FAS 157-2, “Effective date of FASB Statement No. 157”, provides a one year deferral of SFAS 157’s effective date for nonfinancial assets and liabilities. Accordingly, for nonfinancial assets and liabilities, SFAS 157 will become effective for the Company as of January 1, 2009, and may impact the determination of goodwill, intangible assets and other long-lived assets’ fair values recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.

ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business.
     Interest Rate Risk — The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. The Company’s interest rate on borrowings under the $230 million five-year secured revolver is subject to changes in the LIBOR and Prime interest rate. Based on the Company’s variable rate debt instruments at December 31, 2008, if interest rates were to increase hypothetically by 100 basis points, 2008 interest expense would have increased by approximately $0.6 million.
     Commodity Price Risk — The Company’s raw material costs are comprised primarily of engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of materials than in its selling prices. The ability to pass surcharges on to customers immediately can be limited due to contractual provisions with those customers. Therefore, a lag may exist between when the surcharge impacts net sales and cost of materials, respectively, which could result in a higher or lower operating profit or gross material margin.
     Foreign Currency Risk — The Company conducts the majority of its business in the United States but also has operations in Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company’s results of operations are not materially affected by fluctuations in these foreign currencies and, therefore, the Company has no financial instruments in place for managing the exposure to foreign currency exchange rates.

ITEM 8 — Financial Statements and Supplementary Data
Amounts in thousands, except par value and per share data
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
Net sales	$1,501,036	$1,420,353	$1,177,600

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	1,123,977	1,032,355	839,234
Warehouse, processing and delivery expense	154,189	139,993	123,204
Sales, general and administrative expense	136,551	137,153	109,407
Depreciation and amortization expense	23,327	20,177	13,290
Impairment of goodwill	58,860	—	—

Operating income	4,132	90,675	92,465
Interest expense, net	(9,373)	(12,899)	(8,302)

(Loss) income before income taxes and equity in earnings of joint venture	(5,241)	77,776	84,163

Income taxes	(20,690)	(31,294)	(33,330)

(Loss) income before equity in earnings of joint venture	(25,931)	46,482	50,833
Equity in earnings of joint venture	8,849	5,324	4,286

Net (loss) income	(17,082)	51,806	55,119

Preferred stock dividends	—	(593)	(963)

Net (loss) income applicable to common stock	$(17,082)	$51,213	$54,156

Basic (loss) earnings per share	$(0.76)	$2.49	$2.95

Diluted (loss) earnings per share	$(0.76)	$2.41	$2.89

Dividends paid per common share	$0.24	$0.24	$0.24

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	As of
	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$15,277	$22,970
Accounts receivable, less allowances of $3,318 in 2008 and $3,220 in 2007	159,613	146,675
Inventories, principally on last-in, first-out basis (replacement cost higher by $133,748 in 2008 and $142,118 in 2007)	240,673	207,284
Other current assets	12,860	13,462

Total current assets	428,423	390,391
Investment in joint venture	23,340	17,419
Goodwill	51,321	101,540
Intangible assets	55,742	59,602
Prepaid pension cost	26,615	25,426
Other assets	5,303	7,516
Property, plant and equipment, at cost
Land	5,184	5,196
Building	50,069	48,727
Machinery and equipment	172,500	155,950

	227,753	209,873
Less — accumulated depreciation	(139,463)	(134,763)

	88,290	75,110

Total assets	$679,034	$677,004

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$126,490	$109,055
Accrued payroll and employee benefits	16,622	14,757
Accrued liabilities	11,307	18,386
Income taxes payable	6,451	2,497
Deferred income taxes — current	—	7,298
Current portion of long-term debt	10,838	7,037
Short-term debt	31,197	18,739

Total current liabilities	202,905	177,769
Long-term debt, less current portion	75,018	60,712
Deferred income taxes	38,743	37,760
Other non-current liabilities	7,535	6,585
Pension and postretirement benefit obligations	7,533	9,103
Commitments and contingencies Stockholders’ equity
Common stock, $0.01 par value — 30,000 shares authorized; 22,850 shares issued and 22,654 outstanding at December 31, 2008 and 22,331 shares issued and 22,098 outstanding at December 31, 2007	228	223
Additional paid-in capital	176,653	179,707
Retained earnings	184,651	207,134
Accumulated other comprehensive (loss) income	(11,462)	1,498
Treasury stock, at cost — 197 shares in 2008 and 233 shares in 2007	(2,770)	(3,487)

Total stockholders’ equity	347,300	385,075

Total liabilities and stockholders’ equity	$679,034	$677,004

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flow

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net (loss) income	$(17,082)	$51,806	$55,119
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,327	20,177	13,290
Amortization of deferred gain	(1,128)	(907)	(760)
Loss on sale of fixed assets	363	1,293	94
Loss on sale of subsidiary	—	425	—
Impairment of goodwill and long-lived asset	58,860	589	—
Equity in earnings of joint venture	(8,849)	(5,324)	(4,286)
Dividends from joint venture	2,955	1,545	1,623
Deferred tax (benefit) provision	(13,578)	(13,148)	4,537
Share-based compensation expense	454	5,018	4,485
Pension curtailment	(472)	284	—
Excess tax benefits from share-based payment arrangements	(2,881)	(993)	(1,186)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(7,736)	14,700	(19,678)
Inventories	(32,418)	(6,275)	(22,521)
Other current assets	4,182	1,639	(2,570)
Other assets	3,364	879	722
Prepaid pension costs	(92)	6,074	1,920
Accounts payable	13,844	(11,008)	7,882
Accrued payroll and employee benefits	1,889	3,085	(1,350)
Income taxes payable	6,985	7,007	(10,090)
Accrued liabilities	(7,900)	1,507	2,044
Postretirement benefit obligations and other liabilities	(2,340)	293	2,165

Net cash from operating activities	21,747	78,666	31,440

Investing activities:
Investments and acquisitions, net of cash acquired	(26,857)	(280)	(175,583)
Capital expenditures	(26,302)	(20,183)	(12,935)
Proceeds from sale of fixed assets	358	823	124
Proceeds from sale of subsidiary	645	5,707	—

Net cash used in investing activities	(52,156)	(13,933)	(188,394)

Financing activities:
Short-term borrowings (repayments), net	12,636	(104,690)	110,919
Proceeds from issuance of long-term debt	29,496	—	30,000
Repayments of long-term debt	(6,967)	(35,337)	(7,832)
Payment of debt issuance fees	(524)	(173)	(3,156)
Preferred stock dividends	—	(345)	(963)
Common stock dividends	(5,401)	(4,704)	(4,061)
Proceeds from issuance of common stock, net	—	92,883	—
Exercise of stock options and other	450	552	2,840
Payment of withholding taxes from share-based incentive issuance	(6,000)	—	—
Excess tax benefits from share-based payment arrangements	2,881	993	1,186

Net cash from (used in) financing activities	26,571	(50,821)	128,933
Effect of exchange rate changes on cash and cash equivalents	(3,855)	(468)	155
Net (decrease) increase in cash and cash equivalents	(7,693)	13,444	(27,866)

Cash and cash equivalents — beginning of year	22,970	9,526	37,392

Cash and cash equivalents — end of year	$15,277	$22,970	$9,526

See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statement of Stockholders’ Equity

						Additional		Deferred	Accumulated Accum. Other
	Common	Treasury	Preferred	Common	Treasury	Paid-in	Retained	Unearned	Comprehensive
	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Total

Balance at January 1, 2006	16,606	(546)	$11,239	$166	$(9,716)	$60,916	$110,530	$—	$2,370	$175,505

Comprehensive Income:
Net income							55,119			55,119
Foreign currency translation									66	66
Minimum pension liability, net of tax expense of $206									322	322

Total comprehensive income										55,507
Adjustment to initially apply SFAS No. 158, net of tax benefit of $13,611									(21,262)	(21,262)
Preferred stock dividend							(963)			(963)
Common stock dividend							(4,061)			(4,061)
Long-term incentive plan expense						3,209				3,209
Exercise of stock options and other	479	184		4	3,710	5,650		(1,392)		7,972

Balance at December 31, 2006	17,085	(362)	$11,239	$170	$(6,006)	$69,775	$160,625	$(1,392)	$(18,504)	$215,907

Comprehensive Income:
Net income							51,806			51,806
Foreign currency translation									4,268	4,268
Defined benefit pension liability adjustments, net of tax expense of $10,085									15,734	15,734

Total comprehensive income										71,808
Preferred stock dividend							(593)			(593)
Common stock dividend							(4,704)			(4,704)
Long-term incentive plan expense						4,016				4,016
Conversion of preferred stock and issuance of common stock	4,801		(11,239)	53		104,069				92,883
Exercise of stock options and other	445	129			2,519	1,847		1,392		5,758

Balance at December 31, 2007	22,331	(233)	$—	$223	$(3,487)	$179,707	$207,134	$—	$1,498	$385,075

Comprehensive Loss:
Net loss							(17,082)			(17,082)
Foreign currency translation									(13,630)	(13,630)
Defined benefit pension liability adjustments, net of tax expense of $428									670	670

Total comprehensive loss										(30,042)
Common stock dividend							(5,401)			(5,401)
Long-term incentive plan income						(728)				(728)
Exercise of stock options and other	519	36		5	717	(2,326)				(1,604)

Balance at December 31, 2008	22,850	(197)	$—	$228	$(2,770)	$176,653	$184,651	$—	$(11,462)	$347,300

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
Amounts in thousands except per share data
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals and plastics distribution company serving principally the North American market, but with a significantly growing global presence. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment sector of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining and heavy equipment manufacturing industries as well as general engineering applications.
The Company’s primary metals distribution center and corporate headquarters are located in Franklin Park, Illinois. The Company has 51 distribution centers located throughout North America (45), Europe (5) and Asia (1).
The Company purchases metals and plastics from many producers. Purchases are made in large lots and held in distribution centers until sold, usually in smaller quantities and often with some value-added processing services performed. Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization.
Basis of presentation — The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for the Company’s 50% owned joint venture, Kreher Steel Company, LLC. All inter-company accounts and transactions have been eliminated.
Use of estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, goodwill and intangible assets, income taxes, contingencies and litigation, pension and other post-employment benefits, share-based compensation, and self-insurance reserves.
Revenue recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions.
The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical experience and specific customer collection issues that the Company has identified. Estimations are based upon the application of a historical collection rate to the outstanding accounts receivable balance, which remains fairly consistent from year to year, and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year.

Cost of materials — Cost of materials consists of the costs the Company pays for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are discussed below. The Company accounts for the majority of its inventory on a last-in, first-out (“LIFO”) basis and LIFO adjustments are recorded in cost of materials.
Operating expenses — Operating costs and expenses primarily consist of:
•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;

•	Sales expenses, including compensation and employee benefits for sales personnel;

•	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, data communication and computer hardware and maintenance; and

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.
Cash and cash equivalents — Short-term investments that have an original maturity of 90 days or less are considered cash and cash equivalents.
Statement of cash flows —The Company had non-cash financing activities in 2006, which included the receipt of shares of the Company’s common stock tendered in lieu of cash by employees exercising stock options. There were no shares tendered in 2008 or 2007. In 2006, the tendered shares had a value of less than $100. All tendered shares were recorded as treasury stock. In 2007 and 2006, the Company also contributed shares of treasury stock to its profit sharing plan totaling $2,958 and $2,670, respectively. In 2007, the Company paid $248 in preferred dividends in shares of common stock.
     Non-cash investing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year Ended December 31,
	2008	2007	2006

Non-cash investing activities:
Capital expenditures financed by accounts payable	$1,490	$883	—
Capital obligation for Metals U.K. Group acquisition	—	$1,298	—
Cash paid during the year for:
Interest	$7,544	$13,423	$9,041
Income taxes	$29,153	$36,675	$38,871
Inventories — Inventories consist primarily of finished goods. Over eighty percent of the Company’s inventories are stated at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $133,748 and $142,118 at December 31, 2008 and 2007, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
Insurance plans —The Company is self-insured for a portion of its worker’s compensation, automobile insurance and general liability. Self-insurance amounts are capped, for individual claims and in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claims experience and development.

Property, plant and equipment — Property, plant and equipment are stated at cost and include assets held under capital leases. Major renewals and improvements are capitalized, while maintenance and repairs that do not substantially improve or extend the useful lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.
The Company provides for depreciation of plant and equipment sufficient to amortize the cost over their estimated useful lives as follows:

Buildings and building improvements	12 - 40 years
Plant equipment	3 - 25 years
Furniture and fixtures	3 - 10 years
Vehicles and office equipment	3 - 7 years
     Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is recorded using the straight-line method and depreciation expense for 2008, 2007 and 2006 was $15,056, $13,584 and $11,066, respectively.
Long-lived assets — As required by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are impaired, the impairment charge is calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. The Company derives the required undiscounted cash flow estimates from historical experience and internal business plans. In turn, measurement of an impairment loss requires a determination of fair value, which is based on available information. The Company uses an income approach, which estimates fair value based on estimates of future cash flows discounted at an appropriate interest rate.
Goodwill and intangible assets — SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), establishes accounting and reporting standards for goodwill and other intangible assets. Under SFAS 142, goodwill is subject to an annual impairment test using a two-step process. The carrying value of the Company’s goodwill is evaluated annually in the first quarter of each fiscal year or when certain triggering events occur which require a more current valuation.
     The first step of the goodwill impairment test is used to identify potential impairment. The evaluation is based on the comparison of each reporting unit’s fair value to its carrying value. Fair value is determined using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data and management estimates of future cash flows, and a market approach, which estimates fair value using market multiples of various financial measures of comparable companies. If the carrying value exceeds the fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The valuation methodology and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to present value the estimated future cash flows of the Company. The long-term projections used are developed as part of the Company’s annual budgeting and forecasting process. The discount rates used for each of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.

     The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount equal to the excess.
     The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Metals U.K. acquisitions in September 2006 and January 2008, respectively, and consist primarily of customer relationships and non-compete agreements. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 — 11 years for customer relationships and 3 years for non-compete agreements. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
Income taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
     The Company records valuation allowances against its net deferred tax assets when it is more likely than not that the amounts will not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event a determination is made that the Company will not be able to realize its deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made which will reduce the provision for income taxes.
     The Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48), on January 1, 2007. No increase in liability for unrecognized tax benefits was recorded as a result of the adoption of FIN 48. In accordance with FIN 48, the Company recognizes the tax benefits of uncertain tax positions only if those benefits will more likely than not be sustained upon examination by the relevant tax authorities. Unrecognized tax benefits are subsequently recognized at the time the recognition threshold is met, the tax matter is effectively settled or the statute of limitations expires for the return containing the tax position, whichever is earlier. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate. These differences will be reflected in the Company’s income tax expense in the period in which they are determined.
     Approximately $740 of unrecognized tax benefits recorded as of December 31, 2008 relate to tax positions of acquired entities taken prior to their acquisition by the Company. To the extent the amounts of these uncertain tax positions change, the impact will be recorded to income tax expense as opposed to goodwill as a result of the January 1, 2009 adoption of SFAS No. 141R, “Business Combinations.” The Company is entitled to indemnification for all amounts that may become due as a result of an audit.
     Income tax expense includes provisions for amounts that are currently payable, and changes in deferred tax assets and liabilities. The Company does not provide for deferred income taxes on undistributed earnings considered permanently reinvested in its foreign subsidiaries. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets.

Foreign currency translation — For the majority of all non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. In accordance with SFAS No. 52, “Foreign Currency Translation”, the currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains resulting from foreign currency transactions amounted to $800 in 2008 and were not material in 2007 or 2006.
Earnings per share — The Company determined earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). For the periods presented through the conversion of the preferred stock in connection with the secondary offering in May 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. In accordance with Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards, convertible preferred stock shares and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations:

	2008	2007	2006

Numerator:
Net (loss) income	$(17,082)	$51,806	$55,119
Preferred dividends distributed	—	(593)	(963)

Undistributed (losses) earnings	$(17,082)	$51,213	$54,156

Undistributed (losses) earnings attributable to:
Common stockholders	$(17,082)	$49,981	$49,831
Preferred stockholders, as if converted	—	1,232	4,325

Total undistributed (losses) earnings	$(17,082)	$51,213	$54,156

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,528	20,060	16,907

Effect of dilutive securities:
Outstanding employee and directors’ common stock options, restricted stock and share-based awards	—	756	360
Convertible preferred stock	—	732	1,794

Denominator for diluted earnings per share	22,528	21,548	19,061

Basic earnings (loss) per share	$(0.76)	$2.49	$2.95

Diluted earnings (loss) per share	$(0.76)	$2.41	$2.89

Outstanding common stock options and convertible preferred stock having an anti-dilutive effect	246	—	20

Concentrations — The Company serves a wide range of industrial companies within the producer durable equipment sector of the economy from locations throughout the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. Approximately 82% of the Company’s business is conducted from locations in the United States.
Share-based compensation — The Company records share-based compensation expense ratably over the award vesting period based on the grant date fair value of share-based compensation awards. Share-based compensation expense for the Company’s long-term incentive plans is recorded using the fair value based on the market price of the Company’s common stock on the grant date adjusted to reflect that the participants in the long-term incentive plan do not participate in dividends during the vesting period.
New Accounting Standards
Standards Adopted
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for measurement and disclosure with respect to financial assets and liabilities. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:
Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
The Company adopted the measurement provisions of SFAS 157 to value its pension plans assets as of December 31, 2008 (see Note 5 to the consolidated financial statements). In addition, SFAS No. 157 was applied in determining the fair value disclosures for debt (see Note 9 to the consolidated financial statements). The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values.
FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, provides a one year deferral of SFAS 157’s effective date for nonfinancial assets and liabilities. Accordingly, for nonfinancial assets and liabilities, SFAS 157 will become effective for the Company as of January 1, 2009, and may impact the determination of goodwill, intangible assets and other long-lived assets’ fair values recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.
Effective November 13, 2008, the Company adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. The previous U.S. GAAP hierarchy existed within the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS 162 moves the U.S. GAAP hierarchy to the accounting literature, thereby directing it to reporting entities which are responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Standards Issued Not Yet Adopted
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141R will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will be dependant on the nature, size and terms of the acquisitions that the Company consummates after the effective date.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that accounting and reporting for minority interests be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
In May 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. FSP 142-3 will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.
(2) Acquisitions and Divestitures
Acquisitions
Metals U.K. Group
On January 3, 2008, the Company acquired 100 percent of the outstanding capital stock of Metals U.K. Group (“Metals U.K.”). The acquisition of Metals U.K. was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). Accordingly, the Company recorded the net assets acquired at their estimated fair values. The results and the assets of Metals U.K. are included in the Company’s Metals segment.
     Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has distribution and processing facilities in Blackburn, England, Hoddesdon, England and Bilbao, Spain. The acquisition of Metals U.K. is expected to allow the Company to expand its global reach and service potential high growth industries.
     The aggregate purchase price was approximately $29,693, or $28,854, net of cash acquired, and represents the aggregate cash purchase price, contingent consideration probable of payment, debt paid off at closing, and direct transaction costs. There was also the potential for $12,000 of additional purchase price to be paid based on the achievement of performance targets related to fiscal year 2008. Based on the performance of Metals U.K during 2008, no additional purchase price will be paid. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s global reach, as well as to obtain Metals U.K.’s skilled, established workforce.

     In conjunction with the acquisition of Metals U.K., the Company amended its existing revolving line of credit, expanding it to $230,000, which includes a $50,000 multi-currency facility to fund the acquisition and provide for future working capital needs of its European operations (see Note 9). The multi-currency facility allows for funding in either British pounds or euros to reduce the impact of foreign exchange rate volatility.
     The following allocation of the purchase price is final:
Purchase Price Allocation

Current assets	$25,903
Property, plant and equipment, net	3,876
Trade name	516
Customer relationships — contractual	893
Customer relationships — non-contractual	2,421
Non-compete agreements	1,705
Goodwill	12,404

Total assets	47,718

Current liabilities	13,726
Long-term liabilities	4,299

Total liabilities	18,025

Total purchase price	$29,693

     The acquired intangible assets have a weighted average useful life of approximately 4.4 years. Useful lives by intangible asset category are as follows: trade name — 1 year, customer relationships — contractual — 10 years, customer relationships — non-contractual — 4 years and non-compete agreements — 3 years. The goodwill and intangible assets acquired are non-deductible for tax purposes. See Note 8 for discussion regarding the impairment of Metals U.K.’s goodwill.
Transtar Intermediate Holdings #2, Inc.
In September 2006, the Company acquired 100 percent of the issued and outstanding capital stock of Transtar Intermediate Holdings #2, Inc. (“Transtar”), a wholly owned subsidiary of H.I.G. Transtar Inc. The results of Transtar’s operations have been included in the consolidated financial statements since that date. These results and the assets of Transtar are included in the Company’s Metals segment.
The determination of the final purchase price was subject to a working capital adjustment. In accordance with provisions of the purchase agreement, these matters were submitted to arbitration. On August 21, 2008, the arbitrator issued a final award on all pending matters with respect to the Transtar acquisition.
As a result of the arbitrator’s final award, the Company paid approximately $352 to the seller, which reflects the $1,261 of working capital adjustment and miscellaneous costs awarded to the Company, offset by legal fees and other costs of $1,613 awarded to the seller. The finalization of the working capital adjustment decreased goodwill by $244. For the year ended December 31, 2008, the net impact to income before income taxes and equity in earnings of joint venture was $2,470.
Divestiture
Metal Mart LLC
On October 2, 2007, the Company completed the sale of Metal Mart LLC, a wholly owned subsidiary, doing business as Metal Express, to Metal Supermarkets (Chicago) Ltd., a unit of Metal Supermarkets Corp. for approximately $6,300. Metal Express is a small order metals distribution business which served the general manufacturing industry from its network of 15 locations throughout the U.S. Metal Express was included in the Company’s Metals segment. For the year ended December 31, 2006, Metal Express’ revenues were $16,586.
The Company recorded a loss of approximately $500 on the divestiture. The net proceeds from the sale were used to repay a portion of the Company’s outstanding debt.

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
     In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, stainless, nickel, titanium and carbon. Inventories of these products assume many forms such as plate, sheet, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally process, turn, polish and straighten alloy and carbon bar.
     The Company’s Plastics segment consists exclusively of Total Plastics, Inc. (“TPI”) headquartered in Kalamazoo, Michigan. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
     The accounting policies of all segments are the same as described in Note 1. Management evaluates the performance of its business segments based on operating income.
     The Company operates locations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Net sales
United States	$1,236,355	$1,245,943	$1,069,888
All other countries	264,681	174,410	107,712

Total	$1,501,036	$1,420,353	$1,177,600

Long-lived assets
United States	$78,911	$68,621
All other countries	9,379	6,489

Total	$88,290	$75,110

     Segment information as of and for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Net	Operating	Total		Depreciation &
	Sales	Income (Loss)	Assets	Capital Expenditures	Amortization

2008
Metals segment	$1,384,859	$11,554	$602,897	$24,218	$22,040
Plastics segment	116,177	3,182	52,797	2,084	1,287
Other	—	(10,604)	23,340	—	—

Consolidated	$1,501,036	$4,132	$679,034	$26,302	$23,327

2007
Metals segment	$1,304,713	$94,235	$607,993	$17,537	$18,988
Plastics segment	115,640	4,989	51,592	2,646	1,189
Other	—	(8,549)	17,419	—	—

Consolidated	$1,420,353	$90,675	$677,004	$20,183	$20,177

2006
Metals segment	$1,062,620	$94,915	$593,730	$11,941	$12,170
Plastics segment	114,980	7,301	47,813	994	1,120
Other	—	(9,751)	13,577	—	—

Consolidated	$1,177,600	$92,465	$655,120	$12,935	$13,290

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
     Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008, are as follows:

	Capital	Operating

2009	$548	$12,259
2010	498	10,554
2011	325	9,868
2012	133	9,483
2013	18	7,653
Later years	—	6,576

Total future minimum rental payments	$1,522	$56,393

     Total rental payments charged to expense were $13,049 in 2008, $14,895 in 2007, and $13,055 in 2006.
     Total gross value of property, plant and equipment under capital leases was $2,259 and $665 in 2008 and 2007, respectively.
     In July 2003, the Company sold its Los Angeles land and building for $10,538. Under the agreement, the Company has a ten-year lease for 59% of the property. In October 2003, the Company also sold its Kansas City land and building for $3,464 and is leasing back approximately 68% of the property from the purchaser for ten years. These transactions are being accounted for as operating leases. The two transactions generated a total net gain of $8,495, which has been deferred and is being amortized to income ratably over the term of the leases. At December 31, 2008 and 2007, the non-current portion of the deferred gain in the amount of $3,393 and $4,761, respectively, is included in “Other non-current liabilities” on the consolidated balance sheets.

Additionally, the current portion in the amount of $852 is included in “Accrued liabilities” in the consolidated balance sheets at December 31, 2008 and 2007. The leases require the Company to pay customary operating and repair expenses and contain renewal options. The total rental expense for these leases for 2008, 2007 and 2006 was $1,525, $1,466 and $1,372, respectively.
(5) Employee Benefit Plans
Pension Plans
During December 2007, certain of the pension plans were amended and as a result, a curtailment charge of $284 was recognized in 2007. During March 2008, the supplemental pension plan was amended and as a result, a curtailment gain of $472 was recognized at that time. Effective July 1, 2008, the Company-sponsored pension plans and supplemental pension plan (collectively, the “pension plans”) were frozen.
     Substantially all employees who meet certain requirements of age, length of service and hours worked per year are covered by Company-sponsored pension plans. These pension plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings. The Company also has a supplemental pension plan, which is a non-qualified, unfunded plan. The Company uses a December 31 measurement date for the pension plans.
     In conjunction with the decision to freeze the pension plans, the Company modified its investment portfolio target allocation for the pension plans’ funds. The revised investment target portfolio allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. The Company’s decision to change the investment portfolio target allocation will result in a reduction to the expected long-term rate of return in 2009, which will, absent other changes, result in an increase to the Company’s future net periodic pension cost. The assets of the Company-sponsored pension plans are maintained in a single trust account.
     The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, commonly called ERISA.
     Components of net periodic pension benefit cost are as follows:

	2008	2007	2006

Service cost	$2,057	$3,562	$3,485
Interest cost	7,216	7,424	7,011
Expected return on assets	(11,124)	(10,080)	(9,696)
Amortization of prior service cost	245	58	58
Amortization of actuarial loss	351	3,153	3,756

Net periodic pension (credit) cost, excluding impact of curtailment	$(1,255)	$4,117	$4,614

     The expected 2009 amortization of pension prior service cost and actuarial loss is $240 and $152, respectively.
     The status of the plans at December 31, 2008 and 2007 are as follows:

	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$117,949	$132,025
Service cost	2,057	3,562
Interest cost	7,216	7,424
Curtailments	(1,962)	(13,291)
Plan change	1,891	—
Benefit payments	(5,562)	(5,709)

	2008	2007

Actuarial (gain) loss	1,619	(6,062)

Projected benefit obligation at end of year	$123,208	$117,949

Change in plan assets:
Fair value of plan assets at beginning of year	$137,314	$130,377
Actual return on assets	13,655	12,332
Employer contributions	165	314
Benefit payments	(5,562)	(5,709)

Fair value of plan assets at end of year	$145,572	$137,314

Funded status — net prepaid	$22,364	$19,365

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$26,615	$25,426
Accrued liabilities	(216)	(164)
Pension and postretirement benefit obligations	(4,035)	(5,897)

Net amount recognized	$22,364	$19,365

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(7,799)	$(10,692)
Unrecognized prior service cost	(1,918)	(133)

Total	$(9,717)	$(10,825)

Accumulated benefit obligation	$123,085	$115,764
     For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $4,251, $4,251 and $0, respectively, at December 31, 2008; and $6,060, $3,941 and $0, respectively, at December 31, 2007.
     The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	2008	2007

Discount rate	6.25%	6.25%
Projected annual salary increases	—	4.00
The assumptions used to determine net periodic pension benefit costs are as follows:

	2008	2007	2006

Discount rate	6.25%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.75	8.75	8.75
Projected annual salary increases	4.00	4.00	4.00
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

The Company’s pension plan weighted average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	2008	2007

Equity securities	—	73.4%
Debt securities	86.7%	6.8%
Real estate	5.0%	5.8%
Other	8.3%	14.0%

	100.0%	100.0%

     The Company’s pension plans’ funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Board of Directors. Beginning in 2008, the overall target portfolio allocation is 100% fixed income securities. Non-readily marketable investments comprise less than 10% of the portfolio as of both December 31, 2008 and 2007. The Company utilizes observable market data to value approximately 90% of the assets (i.e., primarily the fixed income securities) in its pension plans. These funds’ conformance with style profiles and performance is monitored regularly by management, with the assistance of the Company’s investment advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from the target range. The investment advisor provides quarterly reports to management and the Human Resource Committee of the Board of Directors.
     The estimated future pension benefit payments are:

2009	$6,280
2010	6,544
2011	6,722
2012	7,024
2013	7,427
2014 — 2018	43,256
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.
Components of net periodic postretirement benefit cost for 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Service cost	$151	$176	$186
Interest cost	207	220	213
Amortization of prior service cost	47	47	47
Amortization of actuarial loss (gain)	(18)	(5)	27

Net periodic postretirement benefit cost	$387	$438	$473

The expected 2009 amortization of postretirement prior service cost and actuarial gain are each less than $50.

The status of the postretirement benefit plans at December 31, 2008 and 2007 were as follows:

	2008	2007

Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$3,416	$3,867
Service cost	151	175
Interest cost	207	220
Benefit payments	(126)	(170)
Actuarial loss (gain)	39	(676)

Accumulated postretirement benefit obligation at end of year	$3,687	$3,416

Funded status — net liability	$(3,687)	$(3,416)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(189)	$(210)
Pension and postretirement benefit obligations	(3,498)	(3,206)

Net amount recognized	$(3,687)	$(3,416)

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial gain	$499	$556
Unrecognized prior service cost	(76)	(123)

Total	$423	$433

     Future benefit costs were estimated assuming medical costs would increase at a 10% annual rate for 2008. A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2008 by $260 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2008 by $233 with no significant impact on the annual periodic postretirement benefit cost. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 6.25% in 2008 and 2007. The weighted average discount rate used in determining net periodic postretirement benefit costs were 6.25% in 2008, 5.75% in 2007 and 5.5% in 2006.
Retirement Savings Plan
     Effective July 1, 2008, the Company revised the provisions of its retirement savings plan for the benefit of salaried and other eligible employees (including officers). The Company’s plan includes features under Section 401(k) of the Internal Revenue Code. The plan includes a provision whereby the Company makes a partial matching contribution on the first 6% of considered earnings that each employee contributes. The plan also includes a supplemental contribution feature whereby a fixed contribution of considered earnings is deposited into each employee’s 401(k) account each pay period, regardless of whether the employee participates in the plan. Company contributions cliff vest after two years of employment.
     Prior to July 1, 2008, the Company maintained profit sharing plan for the benefit of salaried and other eligible employees (including officers). The Company’s profit sharing plans also included features under Section 401(k) of the Internal Revenue Code. The plans included a provision whereby the Company partially matched employee contributions on the first 6% of the employees’ contribution. The plans also included a supplemental contribution feature whereby a Company contribution was made to all eligible employees upon achievement of specific return on investment goals as defined by the plan.
     The amounts expensed are summarized below:

	2008	2007	2006

Supplemental contributions and 401(k) match	$3,161	$3,939	$3,977

(6) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a Midwestern U.S. metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars.
     The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2008	2007	2006

Equity in earnings of joint venture	$8,849	$5,324	$4,286
Investment in joint venture	23,340	17,419	13,577
Sales to joint venture	568	642	626
Purchases from joint venture	1,040	565	133
     The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	2008	2007	2006

Revenues	$221,753	$164,297	$130,973
Net income	17,698	10,647	8,572
Current assets	64,550	56,149	41,420
Non-current assets	19,184	18,137	12,705
Current liabilities	34,864	37,354	22,894
Non-current liabilities	3,428	3,275	3,615
Members’ equity	45,442	33,657	27,616
Capital expenditures (a)	2,628	7,999	1,143
Depreciation and amortization	1,597	1,236	1,008

(a)	Includes purchase of Special Metals Inc. for $4,312 on April 2, 2007.
(7) Income Taxes
Income before income taxes and equity in income of joint venture generated by the Company’s U.S. and non-U.S. operations were as follows:

	2008	2007	2006

U.S.	$(13,425)	$65,516	$74,226
Non-U.S.	8,184	12,260	9,937
     The Company’s income tax expense (benefit) is comprised of the following:

	2008	2007	2006

Federal — current	$25,943	$34,082	$21,701
— deferred	(11,025)	(11,515)	4,443
State — current	2,827	5,194	3,914
— deferred	(2,381)	(527)	(123)
Foreign — current	5,498	5,166	3,178
— deferred	(172)	(1,106)	217

Total income tax expense	$20,690	$31,294	$33,330

The reconciliation between the Company’s effective tax rate on income and the U.S. federal income tax rate of 35% is as follows:

	2008	2007	2006

Federal income tax at statutory rates	$(1,834)	$27,220	$29,456
State income taxes, net of federal income tax benefits	95	3,050	2,412
Federal and state income tax on joint venture	3,460	2,071	1,672
Impairment of goodwill	20,601	—	—
Rate differential on foreign income	(1,253)	(231)	(83)
Other	(379)	(816)	(127)

Income tax expense	$20,690	$31,294	$33,330

Effective income tax expense rate	(394.8%)	40.2%	39.6%

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2008	2007

Deferred tax liabilities:
Depreciation	$6,783	$6,444
Inventory	—	12,639
Pension	10,259	4,701
Intangible assets and goodwill	25,895	28,069
Postretirement benefits	—	1,498

Total deferred tax liabilities	$42,937	$53,351

Deferred tax assets:
Postretirement benefits	$2,945	$—
Inventory	275	—
Deferred compensation	2,267	1,468
Deferred gain	1,314	2,280
Impairments	1,918	1,283
Other, net	720	3,262

Total deferred tax assets	$9,439	$8,293

Net deferred tax liabilities	$33,498	$45,058
The following table shows the net change in the Company’s unrecognized tax benefits:

	2008	2007

Balance as of January 1, 2008	$1,754	$931

Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken in prior years	169	563
Due to tax positions taken during the current year	350	260

Balance as of December 31, 2008	$2,273	$1,754

As of December 31, 2008, $1,775 of unrecognized tax benefits would impact the effective tax rate if recognized. At December 31, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $263.
     The Company or its subsidiaries files income tax returns in the U.S., 28 states and 5 foreign jurisdictions. During 2008, the audit of the 2002 through 2004 Canadian income tax returns was finalized with no material adjustment. The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The 2005 and 2006 U.S. federal income tax returns are currently under audit. To date, several adjustments have been proposed, and the Company is evaluating the appropriateness of these potential adjustments.
     Due to the potential for resolution of the IRS examination, it is reasonably possible that the gross unrecognized tax benefits may potentially decrease within the next 12 months by a range of approximately $1,000 to $1,500.

(8) Goodwill and Intangible Assets
Acquisition of Metals U.K.
As discussed in Note 2, the Company acquired the outstanding capital stock of Metals U.K. on January 3, 2008. Metals U.K.’s results and assets are included in the Company’s Metals segment from the date of acquisition.
     The changes in carrying amounts of goodwill during the year ended December 31, 2008 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2007	$88,810	$12,973	$101,783

Transtar purchase price adjustments	462	—	462
Sale of Metal Express	(825)	—	(825)
Currency valuation	120	—	120

Balance as of December 31, 2007	$88,567	$12,973	$101,540

Acquisition of Metals U.K.	12,404	—	12,404
Transtar purchase price adjustment	(244)	—	(244)
Impairment charge	(58,860)	—	(58,860)
Currency valuation	(3,519)	—	(3,519)

Balance as of December 31, 2008	$38,348	$12,973	$51,321

     The Company performs an annual impairment test of goodwill in the first quarter of each fiscal year or at an interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on the goodwill impairment test performed during the first quarter of 2008, the Company determined that there was no impairment of goodwill.
     During the fourth quarter of 2008, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which was an indication that its goodwill may be impaired. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2008. With the assistance of a third-party valuation specialist, the Company determined the fair value of its reporting units using the income and market comparable valuation methodologies. The valuation methodologies and underlying financial information that are used to determine fair value require significant judgments to be made by management. These judgments include, but are not limited to, long-term projections of future financial performance and the selection of appropriate discount rates used to present value the estimated future cash flows of the Company. The long-term projections used in the valuation are developed as part of the Company’s annual budgeting and forecasting process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.
     The carrying value of the Aerospace and Metals U.K. reporting units within the Metals Segment exceeded their respective fair values. The Company compared the implied fair value of the goodwill in each of these reporting units with the carrying value of the goodwill and a non-cash charge of $58,860 for goodwill impairment was recorded in the fourth quarter of 2008. The charge is non-deductible for tax purposes. Of this amount, $49,823 and $9,037 relates to the Aerospace and Metals U.K. reporting units, respectively, within the Metals segment.

     The following summarizes the components of intangible assets at December 31, 2008 and 2007:

	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$69,292	$14,729	$66,867	$8,131
Non-compete agreements	2,805	1,626	1,557	691
Trade name	378	378	—	—

Total	$72,475	$16,733	$68,424	$8,822

     The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008.
     For the years ended December 31, 2008, 2007, and 2006, the aggregate amortization expense was $8,271, $6,587 and $2,224, respectively.
     The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2009	$7,361
2010	7,015
2011	6,578
2012	6,135
2013	6,135
9) Debt
Short-term and long-term debt consisted of the following at December 31, 2008 and 2007:

	2008	2007

SHORT-TERM DEBT
U.S. Revolver A (a)	$18,000	$4,300
Mexico	1,700	—
Other foreign	1,500	2,312
Trade acceptances (c)	9,997	12,127

Total short-term debt	31,197	18,739

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2007 through 2015 (b)	56,816	63,228
U.S. Revolver B (a)	24,018	—
Industrial development revenue bonds at a 3.22% weighted average rate, due in varying amounts through 2009 (d)	3,500	3,600
Other, primarily capital leases	1,522	921

Total long-term debt	85,856	67,749
Less current portion	(10,838)	(7,037)

Total long-term portion	75,018	60,712
TOTAL SHORT-TERM AND LONG-TERM DEBT	$117,053	$86,488

(a)	On January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) dated as of September 5, 2006 with its lending syndicate. The First Amendment to the Amended Senior Credit Facility provides a $230,000 five-year secured revolver. The facility consists of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”) to be drawn by the Company from time to time, (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B” and with the U.S. Revolver A, the “U.S. Facility”) to be drawn by the Company or its U.K. subsidiary from time to time, and (iii) a Cdn. $9,800 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date) (the “Canadian Facility”) to be drawn by the Canadian subsidiary from time to time. In addition, the maturity date of the 2008 Senior Credit Facility was extended to January 2, 2013. The obligations of the U.K. subsidiary under the U.S. Revolver B are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to a U.K. Guarantee Agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008 (the “U.K. Guarantee Agreement”). The U.S. Revolver A letter of credit sub-facility was increased from $15,000 to $20,000. The Company’s U.K. subsidiary drew £14,900 (or $29,600) of the amount available under the U.S. Revolver B to finance the acquisition of Metals U.K. Group on January 3, 2008 (see Note 2).

The U.S. Facility is guaranteed by the material domestic subsidiaries of the Company and is secured by substantially all of the assets of the Company and its domestic subsidiaries. The obligations of the Company rank pari passu in right of payment with the Company’s long-term notes. The U.S. Facility contains a letter of credit sub-facility providing for the issuance of letters of credit up to $20,000. Depending on the type of borrowing selected by the Company, the applicable interest rate for loans under the U.S. Facility is calculated as a per annum rate equal to (i) LIBOR plus a variable margin or (ii) “Base Rate”, which is the greater of the U.S. prime rate or the federal funds effective rate plus 0.5%, plus a variable margin. The margin on LIBOR or Base Rate loans may fall or rise as set forth in the 2008 Senior Credit Facility depending on the Company’s debt-to-capital ratio as calculated on a quarterly basis.

The Canadian Facility is guaranteed by the Company and is secured by substantially all of the assets of the Canadian subsidiary. The Canadian Facility provides for a letter of credit sub-facility providing for the issuance of letters of credit in an aggregate amount of up to Cdn. $2,000. Depending on the type of borrowing selected by the Canadian subsidiary, the applicable interest rate for loans under the Canadian Facility is calculated as a per annum rate equal to (i) for loans drawn in U.S. dollars, the rate plus a variable margin is the same as the U.S. Facility and (ii) for loans drawn in Canadian dollars, the applicable CDOR rate for banker’s acceptances of the applicable face value and tenor or the greater of (a) the Canadian prime rate or (b) the one-month CDOR rate plus 0.5%. The margin on the loans drawn under the Canadian Facility may fall or rise as set forth in the agreement depending on the Company’s debt-to-total capital ratio as calculated on a quarterly basis.

The U.S. Facility and the Canadian Facility are each an asset-based loan with a borrowing base that fluctuates primarily with the Company’s and the Canadian subsidiary’s receivable and inventory levels. The covenants contained in the 2008 Senior Credit Facility, including financial covenants, match those set forth in the Company’s long-term note agreements. These covenants limit certain matters, including the incurrence of liens, the sale of assets, and mergers and consolidations, and include a maximum debt-to-working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. There is also a provision to release liens on the assets of the Company and all of its subsidiaries should the Company achieve an investment grade credit rating.

The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding under this instrument are not expected to be repaid within the next 12 months. As of December 31, 2008, the Company had availability of $143,367 under its U.S. Revolver A and $25,982 under its U.S. Revolver B. The Company’s Canadian subsidiary had availability of $10,000. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B as of December 31, 2008 was 4.33% and 6.41%, respectively.

(b)	On November 17, 2005, the Company entered into a ten year note agreement (the “Note Agreement”) with an insurance company and its affiliate pursuant to which the Company issued and sold $75,000 aggregate principal amount of the Company’s 6.26% senior secured notes due in scheduled installments through November 17, 2015 (the “Notes”). On January 2, 2008, the Company and its material domestic subsidiaries entered into a Second Amendment with its insurance company and affiliate to amend the covenants on the Notes so as to be substantially the same as the 2008 Senior Credit Facility.

Interest on the Notes accrues at the rate of 6.26% annually, payable semi-annually. Per the Note Agreement, the interest rate on the Notes increased by 0.5% per annum to 6.76% on December 1, 2006. This rate will remain in effect until the Company achieves an investment grade credit rating on its senior indebtedness, at which time the interest rate on the Notes reverts back to 6.26%.

The Company’s annual debt service requirements under the Notes, including annual interest payments, will equal approximately $10,223 to $10,631 per year. The Notes may not be prepaid without a premium.

The Notes are senior secured obligations of the Company and are pari passu in right of payment with the Company’s other senior secured obligations, including the 2008 Senior Credit Facility. The Notes are secured, on an equal and ratable basis with the Company’s obligations under the 2008 Senior Credit Facility, by first priority liens on all of the Company’s and its U.S. subsidiaries’ material assets and a pledge of all of the Company’s equity interests in certain of its subsidiaries. The Notes are guaranteed by all of the Company’s material U.S. subsidiaries.

The covenants and events of default contained in the Note Agreement, including the financial covenants, are substantially the same as those contained in the 2008 Senior Credit Facility. The events of default include the failure to pay principal or interest on the Notes when due, failure to comply with covenants and other agreements contained in the Note Agreement, defaults under other material debt instruments of the Company or its subsidiaries, certain judgments against the Company or its subsidiaries or events of bankruptcy involving the Company or its subsidiaries, the failure of the guarantees or security documents to be in full force and effect or a default under those agreements, or the Company’s entry into a receivables securitization facility. Upon the occurrence of an event of default, the Company’s obligations under the Notes may be accelerated.

The Company used the proceeds of the Notes, together with cash on hand, to prepay in full all of its obligations under its former long-term senior secured notes.

c)	At December 31, 2008, the Company had $9,997 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 4.41% for 2008.

d)	The industrial revenue bonds are based on an adjustable rate bond structure and are backed by a letter of credit.
     Aggregate annual principal payments required on the Company’s total long-term debt for each of the next five years and beyond are as follows:

2009	$10,838
2010	7,688
2011	7,939
2012	8,197
2013	32,575
2014 and beyond	18,619

Total debt	$85,856

     Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $841 in 2008, $400 in 2007, and $1,089 in 2006.
     The fair value of the Company’s fixed rate debt as of December 31, 2008, including current maturities, was estimated to be between $43,200 and $49,300, compared to a carrying value of $56,816. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar debt ratings and size of debt issuances. The carrying value of the Company’s variable rate debt approximates fair value as of December 31, 2008 and 2007.
     As of December 31, 2008, the Company remains in compliance with the covenants of its financial agreements, which requires it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.

(10) Share-based Compensation
     The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period in accordance with SFAS No. 123R, “Share-Based Payment.” The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $454, $5,018 and $4,485 for 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $177, $1,957, and $1,749 in 2008, 2007 and 2006, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2008 associated with all share-based payment arrangements is $666 and the weighted average period over which it is to be expensed is 1.2 years.
     Restricted Stock, Stock Option and Equity Compensation Plans — The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and other key management employees. A summary of the authorized shares under these plans is detailed below:

Plan Description	Authorized Shares
1995 Directors Stock Option Plan	188
1996 Restricted Stock and Stock Option Plan	938
2000 Restricted Stock and Stock Option Plan	1,200
2004 Restricted Stock, Stock Option and Equity Compensation Plan	1,350
2008 Restricted Stock, Stock Option and Equity Compensation Plan	2,000
     In 2006, the Company began to utilize restricted stock to compensate non-employee directors and non-vested shares issued under the long-term incentive performance plans (“LTIP Plans”) as its long-term incentive compensation method for officers and other key management employees. During 2008, the Company had LTIP Plans in effect for years 2007 and 2008. Stock options may be granted in the future under certain circumstances when deemed appropriate by management and the Board of Directors.
Stock Options
     The Company’s stock options have been granted with an exercise price equal to the market price of the Company’s stock on the date of the grant and have a contractual life of 10 years. Options and restricted stock grants generally vest in one to five years for executive and employee option grants and one year for options and restricted stock grants granted to directors. The Company generally issues new shares upon the exercise of stock options. A summary of the stock option activity under the Company’s share-based compensation arrangements is shown below:

		Weighted Average
		Exercise
	Shares	Price

Outstanding at January 1, 2008	284	$11.68

Granted	—	—
Expired	(2)	$20.25
Exercised	(36)	$12.31

Outstanding at December 31, 2008	246	$11.49

Vested or expected to vest as of December 31, 2008	246

     As of December 31, 2008, all of the options outstanding were exercisable and had a weighted average contractual life of 4.6 years. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $677, $2,083 and $6,552, respectively. The total intrinsic value of options outstanding at December 31, 2008 is $453. There was no unrecognized compensation cost related to stock option compensation arrangements.

     There were no stock option grants during 2007 or 2008. The fair value of the options granted during 2006 was estimated using the Black-Scholes option pricing model using the following assumptions:

2006
Risk free interest rate	4.72%
Expected dividend yield	0.85%
Expected option term	10 Yrs
Expected volatility	50%
The estimated weighted average fair value on the date granted based on the above assumptions	$16.93
Restricted Stock
     As of December 31, 2008, there was no unrecognized compensation cost related to non-vested restricted stock-option compensation arrangements. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $665, $602 and $1,385, respectively.
     The fair value of the non-performance based restricted stock awards is established as the stock market price on the date of grant. A summary of the restricted stock activity under the Company’s share-based compensation arrangements is shown below:

		Weighted-Average
		Grant Date
Restricted Stock	Shares	Fair Value

Non-vested shares outstanding at January 1, 2008	53	$28.51
Granted	41	$25.77
Forfeited	(5)	$25.87
Vested	(21)	$31.77

Non-vested shares outstanding at December 31, 2008	68	$26.23

Deferred Compensation Plan
The Company maintains a Board of Director’s Deferred Compensation Plan for directors who are not officers of the Company. Under this plan, directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement or death, or otherwise as a lump sum or in installments on one or more distribution dates at the directors election made at the time of the election to defer compensation. Disbursement is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and are accounted for as a liability award which is re-measured at fair value at each reporting date. As of December 31, 2008, a total of 27 common share equivalent units are included in the director stock equivalent unit accounts. Compensation expense (benefit) related to the fair value re-measurement associated with this plan at December 31, 2008, 2007 and 2006 was approximately $(396), $41 and $80, respectively.
Long-Term Incentive Performance Plans
Long-Term Incentive Performance Plans — The Company maintains LTIP Plans for officers and other key management employees. Under the LTIP Plans, selected officers and other key management employees are eligible to receive share-based awards. Final award vesting and distribution of awards granted under the LTIP Plans are determined based on the

Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2005, 2007 and 2008 Plans, respectively). Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom awards have been granted under the LTIP Plans must be employed by the Company at the end of the performance period or the award will be forfeited. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense would be reversed.
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
2007 Plan — The fair value of the awards granted under the 2007 Plan ranged from $25.45 to $34.33 per share and was established using the market price of the Company’s stock on the dates of grant. As of December 31, 2008, based on its current projections, the Company estimates that no shares will be issued under the 2007 Plan. The maximum number of shares that could potentially be issued under the 2007 Plan is 197. The shares associated with the 2007 Plan will be distributed in 2010, contingent upon the Company meeting performance goals over the three-year period ending December 31, 2009.
2008 Plan — The fair value of the awards granted under the 2008 Plan ranged from $22.90 to $28.17 per share and was established using the market price of the Company’s stock on the dates of grant. As of December 31, 2008, based on its current projections, the Company estimates that no shares will be issued under the 2008 Plan. The maximum number of shares that could potentially be issued under the 2008 Plan is 417. The shares associated with the 2008 Plan will be distributed in 2011, contingent upon the Company meeting performance goals over the three-year period ending December 31, 2010.
(11) Common and Preferred Stock
In November 2002, the Company’s largest stockholder purchased through a private placement $12,000 of eight percent cumulative convertible preferred stock. The initial conversion price of the preferred stock was $6.69 per share. At the time of the purchase, the shareholder, on an as-converted basis, increased its holdings and voting power in the Company by approximately five percent. The terms of the preferred stock included: the participation in any dividends on the common stock, subject to a minimum eight-percent dividend; voting rights on an as-converted basis and customary anti-dilution and preemptive rights.
     In May 2007, the Company completed a secondary public offering of 5,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,348 plus an additional 652 to cover over-allotments. Selling stockholders sold 2,000 shares. Concurrent with the secondary equity offering, the selling preferred stockholder opted to convert preferred stock into common stock and the converted common stock was subsequently included in the secondary offering by the selling preferred stockholder.
     The Company realized net proceeds from the equity offering of $92,883. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
(12) Commitments and Contingent Liabilities
As of December 31, 2008, the Company had $6,933 of irrevocable letters of credit outstanding which primarily consisted of $3,500 in support of the outstanding industrial revenue bonds and $1,900 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.

     The Company is a defendant in several lawsuits arising from the operation of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the management, based on current knowledge, that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
(13) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as reported in the consolidated balance sheets as of December 31, 2008 and 2007 was comprised of the following:

	2008	2007

Foreign currency translation (losses) gains	$(5,793)	$7,837
Unrecognized pension and postretirement benefit costs, net of tax	(5,669)	(6,339)

Total accumulated other comprehensive (loss) income	$(11,462)	$1,498

(14) Selected Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Net sales	$393,479	$397,115	$388,898	$321,544
Gross profit (a)	57,799	53,761	55,004	32,979
Net income (loss)	13,814	11,251	11,478	(53,625)
Basic earnings (loss) per share	$0.62	$0.50	$0.51	$(2.37)
Diluted earnings (loss) per share	$0.62	$0.49	$0.50	$(2.37)
Common stock dividends declared	$0.06	$0.06	$0.06	$0.06

2007
Net sales	$375,351	$372,608	$350,319	$322,075
Gross profit (a)	65,435	63,075	57,159	42,159
Net income	15,835	16,362	12,910	6,699
Preferred dividends	243	350	—	—
Net income applicable to common stock	15,592	16,012	12,910	6,699
Basic earnings per share	$0.84	$0.81	$0.58	$0.30
Diluted earnings per share	$0.81	$0.78	$0.57	$0.29
Common stock dividends declared	$0.06	$0.06	$0.06	$0.06

(a)	Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.
(15) Subsequent Event
On March 5, 2009 the Board of directors declared a regular quarterly cash dividend of $0.06 per share of common stock. The dividend is payable April 2, 2009 to shareholders of record March 19, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2009

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
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
     The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control — Integrated Framework.
     Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
     In accordance with SEC regulations, management excluded from its assessment the internal control over financial reporting at Metals U.K. Group, which was acquired on January 3, 2008 and whose financial statements constitute 4% of total assets and of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Assessment of Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Metals U.K. Group, which was acquired on January 3, 2008 and whose financial statements constitute 4% of total assets and of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Metals U.K. Group. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 11, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2009

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A — Controls & Procedures
Disclosure Controls and Procedures
     A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
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
Item 9B — Other Information
     None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Executive Officers of The Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 11, 2009.

Name and Title	Age	Business Experience
Michael H. Goldberg President & Chief Executive Officer	55	Mr. Goldberg was elected President and Chief Executive Officer in 2006. Prior to joining the Registrant, he was Executive Vice President of Integris Metals (an aluminum and metals service center) from 2001 to 2005. From 1998 to November 2001, Mr. Goldberg was Executive Vice President of North American Metals Distribution Group, a division of Rio Algom LTD.

Stephen V. Hooks Executive Vice President and President, Castle Metals	57	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President — Midwest Region in 1993, Vice President - Merchandising in 1998, Senior Vice President—Sales & Merchandising in 2002 and Executive Vice President of the registrant and Chief Operating Officer of Castle Metals in January 2004. In 2005, Mr. Hooks was appointed President of Castle Metals.

Scott F. Stephens Vice President, Chief Financial Officer and Treasurer	39	Mr. Stephens began his employment with the registrant in July 2008 and was elected to the position of Vice President, Chief Financial Officer, and Treasurer. Formerly, he served as the CFO of Lawson Products, Inc. (a distributor of services, systems and products to the MRO and OEM marketplace) since 2004, and CFO of The Wormser Company from 2001 to 2004.

Kevin Coughlin Vice President, Operations	58	Mr. Coughlin began his employment with the registrant in 2005 and was appointed to the position of Vice President-Operations. Prior to joining the registrant he was Director of Commercial Vehicle Electronics and Automotive Starter Motor Groups for Robert Bosch-North America from 2001 to 2004 and Vice President of Logistics and Services for the Skill-Bosch Power Tool Company from 1997 to 2000.

Robert J. Perna Vice President General Counsel and Secretary	45	Mr. Perna began his employment with the registrant in November 2008 and was elected to the position of Vice President-General Counsel and Secretary. Prior to joining the registrant he was General Counsel, North America, CNH America, LLC (a manufacturer of agricultural and construction equipment) since 2007, and he also served as Associate General Counsel and Corporate Secretary for Navistar International Corporation (a manufacturer of commercial trucks and diesel engines) back to April 2001.

Kevin P. Fitzpatrick Vice President, Human Resources	44	Mr. Fitzpatrick began his employment with the registrant in January 2009 and was elected to the position of Vice President-Human Resources. Prior to joining the registrant he was Vice President-North American Human Resources and Administration for UPM-Kymmene Corporation (a forest industry company) since 2001.

Name and Title	Age	Business Experience

Patrick R. Anderson Vice President, Corporate Controller and Chief Accounting Officer	37	Mr. Anderson began his employment with the registrant in 2007 and was appointed to the position of Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed as a Senior Manager with Deloitte & Touche LLP where he was employed from 1994 to 2007.

Curtis M. Samford Vice President and President, Castle Metals Oil & Gas	48	Mr. Samford began his employment in March 2008 as Vice President of the registrant and President of Castle Metals Oil & Gas. Mr. Samford formerly was a Vice President with Alcoa, Inc. (an aluminum producer) from 2005 through 2007 and Vice President, Commercial Operations with UniPure Corporation (an energy technology company) through 2001.

Blain A. Tiffany Vice President and President, Castle Metals Aerospace	50	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003, Vice President — Regional Manager in 2005 and in 2006 was appointed to the position of Vice President — Sales. In 2007 Mr. Tiffany was appointed to the position of Vice President of the registrant and President of Castle Metals Plate. In January 2009 Mr. Tiffany was elected to the Position of Vice President of the registrant and President of Castle Metals Aerospace.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	46	Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.
     All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2009 to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Proposal 1- Election of Directors,” “Certain Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2009 to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Compensation Discussion and Analysis,” “Report of the Human Resources Committee,” “Compensation Committee Interlocks and Insider Participation,” “Non-Employee Director Compensation,” and “Executive Compensation and Other Information” and is hereby incorporated by this specific reference.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 12, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2009 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Stock Ownership of Nominees, Management and Principal Stockholders” and “Equity Compensation Plan Information” is hereby incorporated by this specific reference.
     Other than the information provided above, Part III has been omitted pursuant to General Instruction G for Form 10-K and Rule 12b-23 since the Company will file a Definitive Proxy Statement not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A, which involves the election of Directors.

The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2008, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group of metals distributors. The comparison in the graph assumes the investment of $100 on December 31, 2003. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested.

*	$100 invested on 12/31/03 in stock or index including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2009 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/04	12/05	12/06	12/07	12/08

A. M. Castle & Co.	163.56	299.18	351.31	378.50	152.61
S & P 500	110.88	116.33	134.70	142.10	89.53
Peer Group*	132.36	194.65	243.73	338.42	133.39

*	Peer Group consists of Olympic Steel, Inc. and Reliance Steel & Aluminum Co.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
All information required to be filed in Part III, Item 13, Form-10K, has been included in the Definitive Proxy Statement dated March 20, 2009 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A entitled “Related Party Transactions” and “Director Independence; Financial Experts” is hereby incorporated by this specific reference.

ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the Definitive Proxy Statement dated March 20, 2009 to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Audit and Non-audit Fees” and “Pre-approval Policy for Audit and Non-audit Services” is hereby incorporated by this specific reference.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
A. M. Castle & Co.
Index To Financial Statements and Schedules

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. Filed as Exhibit2.1 to Form 8-K filed August 17, 2006. Commission File No. 1-5415.

3.1	Articles of Incorporation of the Company. Filed as Appendix D to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

3.2	By-Laws of the Company. Filed as Exhibit 3.2 to Annual Report on Form 10-K for the period ended December 31, 2007, which was filed on March 10, 2008. Commission File No. 1-5415.

4.1	Note Agreement dated November 17, 2005 for 6.26% Senior Secured Note Due November 17, 2005 between the Company as issuer and the Prudential Insurance Company of American and Prudential Retirement Insurance and Annuity Company as Purchasers. Filed as Exhibit 10 to Form 8-K filed November 21, 2005. Commission File No. 1-5415.

4.2	Amendment No. 1 to Note Agreement, dated September 5, 2006, between the Company and The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company Amendment. Filed as Exhibit 10.16 to Form 8-K filed September 8, 2006. Commission File No. 1-5415.

4.3	Amendment No. 2 to Note Agreement, dated January 2, 2008, between the Company and The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company Amendment. Filed as Exhibit 10.14 to Form 8-K filed January 4, 2008. Commission File No. 1-5415.

4.4	Amended and Restated Credit Agreement, dated September 5, 2006, by and between A. M. Castle & Co. and Bank of America, N.A., as U.S. Agent, Bank of America, N.A., Canada Branch, as Canadian Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and LaSalle Business Credit, LLC as Documentation Agent. Filed as Exhibit 10.11 to Form 8-K filed September 8, 2006. Commission File No. 1-5415.

4.5	First Amendment to Credit Agreement, dated January 2, 2008, by and between A. M. Castle & Co., A.M. Castle & Co. (Canada) Inc., A.M. Castle Metals UK, Limited, certain subsidiaries of the Company, the lenders party thereto, Bank of America, N.A.. as U.S. Agent and Bank of America, N.A., Canada Branch, as Canadian Agent. Filed as Exhibit 10.11 to Form 8-K filed January 4, 2008. Commission File No. 1-5415.

4.6	Guarantee Agreement, dated September 5, 2006, by and between the Company and the Guarantee Subsidiaries. Filed as Exhibit 10.12 to Form 8-K filed September 8, 2006. Commission File No. 1-5415.

4.7	U.K. Guarantee Agreement, dated January 2, 2008, by the Company and the Guarantee Subsidiaries. Filed as Exhibit 10.12 to Form 8-K filed January 4, 2008. Commission File No. 1-5415.

4.8	Amended and Restated Collateral Agency and Intercreditor Agreement, dated September 5, 2006 by and among A.M. Castle & Co., Bank of America, N.A., as Collateral Agent, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company and The Northern Trust Company. Filed as Exhibit 10.13 to Form 8-K filed September 8, 2006. Commission File No. 1-5415.

Exhibit
Number	Description of Exhibit

4.9	First Amendment to Amended and Restated Collateral Agency and Intercreditor Agreement, dated January 2, 2008 by and among A.M. Castle & Co., Bank of America, N.A., as Collateral Agent, The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company and The Northern Trust Company. Filed as Exhibit 10.13 to Form 8-K filed January 4, 2008. Commission File No. 1-5415.

4.10	Amended and Restated Security Agreement, dated September 5, 2006, among the Company and the Guarantee Subsidiaries. Filed as Exhibit 10.14 to Form 8-K filed September 8, 2006. Commission File No. 1-5415.

4.11	Guarantee Agreement, dated September 5, 2006, by and between the Company and Canadian Lenders and Bank of America, N.A. Canadian Branch, as Canadian Agent. Filed as Exhibit 10.15 to Form 8-K filed September 8, 2006. Commission File No. 1-5415.

Instruments defining the rights of holders of other unregistered long-term debt of A.M. Castle & Co. and its subsidiaries have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10.1*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Appendix D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.

10.2*	Employment/Non-Competition Agreement with Company’s President and CEO dated January 26, 2006. Filed as Exhibit 10.4 to Annual Report on Form 10-K for the period ended December 31, 2005, which was filed on March 31, 2006. Commission File No. 1-5415.

10.3*	Change in Control Agreement with Company’s President and CEO dated January 26, 2006.

10.4*	Form of Severance Agreement which is executed with all executive officers, except the CEO.

10.5*	Form of Change of Control Agreement which is executed with all executive officers.

10.6*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.

10.7*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.

10.8*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

10.9*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option Plan and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.

10.10*	A. M. Castle & Co. 2008 Restricted Stock, Stock Option Plan and Equity Compensation Plan as amended and restated as of March 5, 2009.

Exhibit
Number	Description of Exhibit

10.11*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option Plan and Equity Compensation Plan.

10.12*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option Plan and Equity Compensation Plan.

10.13*	A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008.

10.14*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.

10.15*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Michael H. Goldberg, President and Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Scott F. Stephens, Vice President and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by Michael H. Goldberg, President and Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Scott F. Stephens, Vice President and Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These agreements are considered a compensatory plan or arrangement.

SCHEDULE II
A. M. Castle & Co.
Accounts Receivable — Allowance for Doubtful Accounts
Valuation and Qualifying Accounts
For The Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

			2008	2007	2006

Balance, beginning of year			$3,220	$3,112	$1,763

Add	—	Provision charged to expense	1,600	647	1,095
	—	Transtar allowance at date of acquisition	—	—	1,229
	—	Metals U.K. allowance at date of acquisition	523	—	—
	—	Recoveries	132	262	567

Less	—	Uncollectible accounts charged against allowance	(2,157)	(801)	(1,542)

Balance, end of year			$3,318	$3,220	$3,112

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Vice President —
Controller and Chief Accounting Officer (Principal Accounting Officer)
Date: March 11, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 11th day of March, 2009.

/s/ Brian P. Anderson	/s/ Thomas A. Donahoe	/s/ Ann M. Drake

Brian P. Anderson, Director	Thomas A. Donahoe, Director	Ann M. Drake, Director

/s/ Michael H. Goldberg	/s/ William K. Hall	/s/ Robert S. Hamada

Michael H. Goldberg, President, Chief Executive Officer and Director (Principal Executive Officer)	William K. Hall, Director	Robert S. Hamada, Director

/s/ Patrick J. Herbert, III	/s/ Terrence J. Keating	/s/ Pamela Forbes Lieberman

Patrick J. Herbert, III, Director	Terrence J. Keating, Director	Pamela Forbes Lieberman, Director

/s/ John McCartney	/s/ Michael Simpson	/s/ Scott F. Stephens

John McCartney, Chairman of the Board	Michael Simpson, Director	Scott F. Stephens, Vice President and Chief Financial Officer (Principal Financial Officer)