Form 10-Q
period 2009-03-31
CASTLE A M & CO
filed 2009-05-01
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2009 or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2009
Common Stock, $0.01 Par Value	22,917,030 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22-23

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24
EX-31.1
EX-31.2
EX-32.1

Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and par value data)
Unaudited

	As of
	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$19,873	$15,277
Accounts receivable, less allowances of $3,381 at March 31, 2009 and $3,318 at December 31, 2008	140,512	159,613
Inventories, principally on last-in, first-out basis (replacement cost higher by $110,966 at March 31, 2009 and $133,748 at December 31, 2008)	232,333	240,673
Other current assets	7,479	7,616
Deferred income taxes	7,873	5,244

Total current assets	408,070	428,423
Investment in joint venture	22,833	23,340
Goodwill	51,303	51,321
Intangible assets	53,805	55,742
Prepaid pension cost	26,901	26,615
Other assets	5,473	5,303
Property, plant and equipment, at cost
Land	5,182	5,184
Building	50,042	50,069
Machinery and equipment (includes construction in progress)	175,976	172,500

	231,200	227,753
Less — accumulated depreciation	(142,725)	(139,463)

	88,475	88,290

Total assets	$656,860	$679,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$106,064	$126,490
Accrued liabilities	27,060	27,929
Income taxes payable	3,904	6,451
Current portion of long-term debt	10,828	10,838
Short-term debt	35,534	31,197

Total current liabilities	183,390	202,905

Long-term debt, less current portion	73,671	75,018
Deferred income taxes	38,046	38,743
Other non-current liabilities	13,588	15,068
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value — 30,000,000 shares authorized;
23,056,007 shares issued and 22,857,580 outstanding at March 31, 2009 and 22,850,106 shares issued and 22,653,481 outstanding at December 31, 2008	230	228
Additional paid-in capital	177,168	176,653
Retained earnings	183,770	184,651
Accumulated other comprehensive loss	(10,199)	(11,462)
Treasury stock, at cost — 198,427 shares at March 31, 2009 and 196,625 shares at December 31, 2008	(2,804)	(2,770)

Total stockholders’ equity	348,165	347,300

Total liabilities and stockholders’ equity	$656,860	$679,034

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
Unaudited

	For the Three
	Months Ended
	March 31,
	2009	2008
Net sales	$252,244	$393,479

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	182,180	291,344
Warehouse, processing and delivery expense	30,926	38,525
Sales, general, and administrative expense	31,960	35,482
Depreciation and amortization expense	5,416	5,811

Operating income	1,762	22,317

Interest expense, net	(1,705)	(2,046)

Income before income taxes and equity in (losses) earnings of joint venture	57	20,271

Income tax benefit (provision)	445	(8,350)

Income before equity in (losses) earnings of joint venture	502	11,921

Equity in (losses) earnings of joint venture	(22)	1,893

Net income	$480	$13,814

Basic earnings per share	$0.02	$0.62

Diluted earnings per share	$0.02	$0.62

Dividends paid per common share	$—	$0.06

The accompanying notes are an integral part of these statements.

A.M. CASTLE & CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Unaudited

	For the Three
	Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$480	$13,814
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,416	5,811
Amortization of deferred gain	(227)	(223)
(Gain) loss on sale of fixed assets	(6)	11
Equity in loss (earnings) of joint venture	22	(1,893)
Dividends from joint venture	485	503
Deferred tax provision (benefit)	(3,363)	745
Share-based compensation expense	470	831
Excess tax benefits from share-based payment arrangements	—	(2,665)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	19,123	(44,092)
Inventories	9,149	(2,255)
Other current assets	(65)	(997)
Other assets	(169)	(110)
Prepaid pension costs	(188)	(518)
Accounts payable	(19,944)	35,627
Accrued liabilities	(3,194)	(1,538)
Income taxes payable	(2,092)	6,866
Postretirement benefit obligations and other liabilities	(1,222)	(165)

Net cash from operating activities	4,675	9,752

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(26,876)
Capital expenditures	(3,825)	(5,377)
Proceeds from sale of fixed assets	15	29
Insurance proceeds	250

Net cash used in investing activities	(3,560)	(32,224)

Financing activities:
Short-term borrowings (repayments), net	4,421	5,827
Proceeds from issuance of long-term debt	—	30,377
Repayments of long-term debt	(823)	(67)
Common stock dividends	—	(1,326)
Excess tax benefits from share-based payment arrangements	—	2,665
Payment of withholding taxes from share-based incentive issuance	—	(6,000)

Net cash from financing activities	3,598	31,476

Effect of exchange rate changes on cash and cash equivalents	(117)	(547)

Net increase in cash and cash equivalents	4,596	8,457

Cash and cash equivalents — beginning of year	15,277	22,970

Cash and cash equivalents — end of period	$19,873	$31,427

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
(Unaudited — Amounts in thousands except per share data)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A.M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2008 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2009 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
Non-cash investing activities for the three months ended March 31, 2009 and 2008 consisted of $101 and $345 of capital expenditures financed by accounts payable. For the three months ended March 31, 2008, non-cash investing activities also included $1,997 of stock consideration probable of being paid, but not yet paid, related to the acquisition of Metals U.K. Group.
(2) New Accounting Standards
Standards Adopted
Effective January 1, 2009, the Company adopted SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141R did not have an impact on the Company’s financial position, results of operations and cash flows.
Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, whether these instruments need to be included in the earnings allocation in computing earnings per share under the two-class method in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Due to the insignificant number of participating securities outstanding at March 31, 2009, the adoption of FSP EITF 03-6-1 did not have an impact on the Company’s earnings per share calculation. See Note 4.
(3) Acquisitions
Acquisition of Metals U.K. Group
On January 3, 2008, the Company acquired 100 percent of the outstanding capital stock of Metals U.K. Group (“Metals U.K.” or the “Acquisition”). The purchase was financed with debt.

The Acquisition was accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the Company recorded the net assets at their estimated fair values. The operating results and the assets of Metals U.K. are included in the Company’s Metals segment from the date of acquisition.
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
The aggregate purchase price was approximately $29,693, or $28,854, net of cash acquired, and represents the aggregate cash purchase price, contingent consideration probable of payment, debt paid off at closing, and direct transaction costs. There was also the potential for $12,000 of additional purchase price based on the achievement of performance targets related to fiscal year 2008. Based on the performance of Metals U.K. during 2008, no additional purchase price was paid or payable. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s global reach, as well as to obtain Metals U.K.’s skilled, established workforce.
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
As discussed in Note 8, “Goodwill and Intangible Assets”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an interim goodwill impairment analysis as of December 31, 2008. As a result of the interim analysis, the goodwill associated with the Metals U.K. acquisition was deemed impaired and written off as of December 31, 2008.

(4) Earnings Per Share
The Company determined earnings per share in accordance with SFAS 128. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009	2008

Numerator:
Net income	$480	$13,814

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,727	22,195
Effect of dilutive securities:
Outstanding employee and directors’ common stock options, restricted stock and share-based awards	342	172

Denominator for diluted earnings per share	23,069	22,367

Basic earnings per share	$0.02	$0.62

Diluted earnings per share	$0.02	$0.62

Excluded outstanding common stock options having an anti-dilutive effect	150	20
For the three months ended March 31, 2009 and 2008, the undistributed earnings attributed to participating securities were approximately one percent of total earnings. FSP EITF 03-6-1 may have a more significant impact on the Company’s earnings per share calculation and disclosures in the future. The magnitude of the impact of FSP EITF 03-6-1 will be dependent on the nature, size and terms of future grants of participating securities.

(5) Debt
Short-term and long-term debt consisted of the following:

	March 31, 2009	December 31, 2008

SHORT-TERM DEBT
U.S. Revolver A (a)	$24,100	$18,000
Mexico	—	1,700
Other foreign	1,500	1,500
Trade acceptances (b)	9,934	9,997

Total short-term debt	35,534	31,197

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2007 through 2015	56,816	56,816
U.S. Revolver B (a)	22,786	24,018
Industrial development revenue bonds at a 1.74% weighted average rate, due in varying amounts through 2009	3,500	3,500
Other, primarily capital leases	1,397	1,522

Total long-term debt	84,499	85,856
Less current portion	(10,828)	(10,838)

Total long-term portion	73,671	75,018

TOTAL SHORT-TERM AND LONG-TERM DEBT	$120,033	$117,053

(a)	On January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) dated as of September 5, 2006 with its lending syndicate. The 2008 Senior Credit Facility provides a $230,000 five-year secured revolver. The facility consists of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B”), and (iii) a Cdn. $9,800 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date). In addition, the maturity date of the 2008 Senior Credit Facility was extended to January 2, 2013. The obligations of the U.K. subsidiary under the U.S. Revolver B are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to a U.K. Guarantee Agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008. The U.S. Revolver A letter of credit sub-facility was increased from $15,000 to $20,000.

The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding under this instrument are not expected to be repaid within the next 12 months. As of March 31, 2009, the Company had availability of $138,987 under its U.S. Revolver A and $27,214 under its U.S. Revolver B. The Company’s Canadian subsidiary had availability of approximately $10,000. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B as of March 31, 2009 was 1.89% and 2.60%, respectively.

b)	At March 31, 2009, the Company had $9,934 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 3.10% for the first quarter of 2009.

As of March 31, 2009, the Company remains in compliance with the covenants of its financial agreements, which requires it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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
The accounting policies of all segments are the same as described in Note 1 “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates the performance of its business segments based on operating income.

Segment information for the three months ended March 31, 2009 and 2008 is as follows:

	Net	Operating Income	Capital	Depreciation &
	Sales	(Loss)	Expenditures	Amortization

2009
Metals segment	$231,082	$4,015	$3,734	$5,085
Plastics segment	21,162	(408)	91	331
Other	—	(1,845)	—	—

Consolidated	$252,244	$1,762	$3,825	$5,416

2008
Metals segment	$362,266	$23,302	$4,866	$5,508
Plastics segment	31,213	1,618	511	303
Other	—	(2,603)	—	—

Consolidated	$393,479	$22,317	$5,377	$5,811

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for total assets is as follows:

	March 31,	December 31,
	2009	2008

Metals segment	$585,159	$602,897
Plastics segment	48,868	52,797
Other	22,833	23,340

Consolidated	$656,860	$679,034

“Other” — Total assets consist of the Company’s investment in joint venture.
(7) Goodwill and Intangible Assets
Acquisition of Metals U.K.
As discussed in Note 3, the Company acquired the outstanding capital stock of Metals U.K. on January 3, 2008. Metals U.K.’s results and assets are included in the Company’s Metals segment from the date of acquisition.
The changes in carrying amounts of goodwill during the three months ended March 31, 2009 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2009	$38,348	$12,973	$51,321
Currency valuation	(18)	—	(18)

Balance as of March 31, 2009	$38,330	$12,973	$51,303

As discussed in Note 8, “Goodwill and Intangible Assets”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $58,860 for the year ended December 31, 2008.

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2009 test, the Company determined that there was no impairment of goodwill. For the three months ended March 31, 2009, the Company’s first quarter operating results, among other factors, were considered in determining whether it was more likely than not that the fair value for any reporting unit had declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. As of March 31, 2009, the Company determined that an interim test for goodwill impairment was not necessary. A continued recession or further economic declines could result in changes to management’s expectations of future financial results and/or key valuation assumptions. These changes could result in changes to estimates of the fair value of the Company’s reporting units and could result in a test for the impairment of goodwill prior to January 1, 2010.
The following summarizes the components of intangible assets:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$69,240	$16,364	$69,292	$14,729
Non-compete agreements	2,778	1,849	2,805	1,626
Trade name	378	378	378	378

Total	$72,396	$18,591	$72,475	$16,733

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three — month periods ended March 31, 2009 and 2008, amortization expense was $1,895 and $2,099, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2009	$7,361
2010	7,015
2011	6,578
2012	6,135
2013	6,135

(8) Inventories
Over eighty percent of the Company’s inventories are stated at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2009, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $110,966 and $133,748 at March 31, 2009 and December 31, 2008, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(9) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period in accordance with SFAS No. 123R, “Share-Based Payment.” The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $470 and $831 for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $183 and $324 for the three months ended March 31, 2009 and 2008, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of March 31, 2009 associated with all share-based payment arrangements is $2,603 and the weighted average period over which it is to be expensed is 1.7 years.
Stock Options
For the three months ended March 31, 2009, there were no stock option grants, forfeitures or exercises. As of March 31, 2009, there were 246 options outstanding and exercisable with a weighted average remaining contractual life of 4.4 years and a weighted average exercise price of $11.49. The total intrinsic value of options outstanding at March 31, 2009 is $241. There was no unrecognized compensation cost related to stock option compensation arrangements.
Restricted Stock
The total fair value of shares vested during the three months ended March 31, 2009 was $308. The fair value of the non-performance based restricted stock awards is established using the market price of the Company’s stock on the date of grant.
A summary of the restricted stock activity is as follows:

		Weighted-Average Grant
Restricted Stock	Shares	Date Fair Value

Non-vested shares outstanding at January 1, 2009	68	$26.23
Granted	214	6.87
Forfeited	(10)	20.49
Vested	(12)	24.69

Non-vested shares outstanding at March 31, 2009	260	16.47

Non-vested shares expected to vest as of March 31, 2009	224

In addition to the performance awards discussed below (see “Long-Term Incentive Plans”), the Company’s 2009 Long-Term Incentive Plan included issuance of approximately 187 shares of restricted stock. These shares of restricted stock cliff vest at the end of a three-year service period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom shares of restricted stock have been granted must be employed by the Company at the end of the service period or the award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense is recognized based on management’s estimate of the total number of shares of restricted stock expected to vest at the end of the service period.
Deferred Compensation Plan

As of March 31, 2009, a total of 28 common share equivalent units are included in the director stock equivalent unit accounts.
Long-Term Incentive Plans
The Company maintains Long-term Incentive Plans (“LTI Plans”) for officers and other key management employees. Under the LTI Plans, selected officers and other key management employees are eligible to receive share-based awards. Final award vesting and distribution of performance awards granted under the LTI Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2007, 2008 and 2009 Plans, respectively). Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three-year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom performance awards have been granted under the LTI Plans must be employed by the Company at the end of the performance period or the performance award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
2005 Plan — Based on the actual results of the Company for the three-year period ended December 31, 2007, the maximum number of performance shares (724) was earned under the 2005 Plan. During the first quarter of 2008, 483 performance shares were issued to participants at a market price of $25.13 per share. The remaining 241 performance shares were withheld to fund required withholding taxes. The excess tax benefit recorded to additional paid in capital as a result of the performance share issuance was $2,665.
The status of the active LTI Plans as of March 31, 2009 is summarized below:

		Estimated Number of	Maximum Number of
	Grant Date Fair	Performance Shares to	Performance Shares that
Plan Year	Value	be Issued	could Potentially be Issued

2007	$25.45 - $34.33	—	180
2008	$22.90 - $28.17	—	380
2009	$5.66	230	723
(10) Comprehensive Income
Comprehensive income includes net income and all other non-owner changes to equity that are not reported in net income. The Company’s comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	March 31,
	2009	2008

Net income	$480	$13,814
Foreign currency translation gain (loss)	1,204	(1,112)
Pension cost amortization, net of tax	59	1,107

Total comprehensive income	$1,743	$13,809

The components of accumulated other comprehensive income is as follows:

	March 31,	December 31,
	2009	2008

Foreign currency translation losses	$(4,589)	$(5,793)
Unrecognized pension and postretirement benefit costs, net of tax	(5,610)	(5,669)

Total accumulated other comprehensive loss	$(10,199)	$(11,462)

(11) Pension and Postretirement Plans
During March 2008, the supplemental pension plan was amended and as a result, a curtailment gain of $472 was recognized at that time. Effective July 1, 2008, the Company — sponsored pension plans and supplemental pension plan (collectively, the “pension plans”) were frozen.
In conjunction with the decision to freeze the pension plans, the Company modified its investment portfolio target allocation for the pension plans’ funds. The revised investment target portfolio allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. The Company’s decision to change the investment portfolio target allocation resulted in a reduction to the expected long — term rate of return for 2009, which, absent other changes, results in an increase to the Company’s future net periodic pension cost.
Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	March 31,
	2009	2008

Service cost	$197	$529
Interest cost	1,934	1,826
Expected return on assets	(2,253)	(2,781)
Amortization of prior service cost	72	26
Amortization of actuarial loss	34	83

Net periodic pension and postretirement benefit, excluding impact of curtailment	$(16)	$(317)

As of March 31, 2009, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions in 2009.

(12) Commitments and Contingent Liabilities
At March 31, 2009, the Company had $7,059 of irrevocable letters of credit outstanding which primarily consisted of $3,500 in support of the outstanding industrial development revenue bonds and $1,900 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
(13) Income Taxes
As of March 31, 2009, the Company had unrecognized tax benefits of $1,061 of which $368 would impact the effective tax rate if recognized. At March 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $120.
During the first quarter of 2009, the Internal Revenue Service (“IRS”) completed the examination the Company’s 2005 and 2006 U.S. federal income tax returns. The Company settled with the IRS on various tax matters. As a result of the settlement, the Company recorded $368 discrete benefit during the three months ended March 31, 2009. On April 2, 2009, the Company paid $4,086 in tax due to the IRS which was primarily related to temporary differences associated with the Company’s inventory costing.
The Company or its subsidiaries files income tax returns in the U.S., 28 states and seven foreign jurisdictions. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries is subject. Due to the potential expiration of statutes of limitations, it is reasonably possible that the gross unrecognized tax benefits may potentially decrease within the next 12 months by a range of approximately $0 to $700.
(14) Subsequent Events
The Company paid cash dividends to its shareholders of $1,361, or $0.06 per common share, on April 1, 2009.
On April 15, 2009, the Company announced a series of cost reduction initiatives amid continued challenges in the global economy and the metals market. The additional cost reduction measures are planned to commence at the end of April and include lower payroll costs through a combination of reduced work weeks and furloughs, modifications to the Company’s short-term incentive plans, suspension of the Company’s 401(k) contributions for the remainder of 2009, and executive salary cuts of at least 10 percent. The Company also announced plans to further reduce capital expenditures in 2009 to strengthen the Company’s liquidity position.
On April 27, 2009, the Company announced that the Board of Directors of the Company approved a grant of restricted stock to each non-employee director on April 23, 2009, the date on which the Company held its 2009 annual meeting of stockholders. The grants were made under the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan and evidenced by a Restricted Stock Award Agreement. As part of the compensation arrangement for the non-employee directors of the Company, each non-employee receives an annual grant of restricted stock having a value equal to $60. The number of shares of the Company’s common stock, par value $0.01 per share, to be received in the grant of restricted stock is based on the closing price per share of common stock on the date such grant is made.
On April 28, 2009, in light of recent activity, the Company announced its decision to suspend its dividend.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Condensed Consolidated Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower demand through the first quarter of 2009 in both the Metals and Plastics segments, reflecting the declines in the overall global economy. The Company has implemented several cost reduction initiatives in response to the declining demand for its products resulting from continued challenges in the global economy and the metals market.
Metals segment sales decreased 36.2% from the first quarter of 2008. Average tons sold per day decreased 34.3%, with pricing and product mix contributing 1.9% to the sales decrease compared to the same period last year.
The Company’s Plastics segment reported a sales decline of 32.4% compared to the first quarter of 2008, primarily due to lower sales volume.
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply

Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2007 through the first quarter of 2009. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. As the data indicates, the index remained consistent with the fourth quarter of 2008 at depressed levels.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2007	50.5	53.0	51.3	49.6
2008	49.2	49.5	47.8	36.1
2009	35.9

An unfavorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a lower level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a lag basis.
Results of Operations: First Quarter 2009 Comparisons to First Quarter 2008
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2009 and 2008.

	Fav/(Unfav)
	2009	2008	$ Change	% Change

Net Sales
Metals	$231.1	$362.3	$(131.2)	(36.2)%
Plastics	21.1	31.2	(10.1)	(32.4)%

Total Net Sales	$252.2	$393.5	$(141.3)	(35.9)%
Cost of Materials
Metals	$167.8	$270.3	$102.5	37.9%
% of Metals Sales	72.6%	74.6%
Plastics	14.4	21.1	6.7	31.8%
% of Plastics Sales	68.2%	67.6%

Total Cost of Materials	$182.2	$291.4	$109.2	37.5%
% of Total Sales	72.2%	74.0%
Operating Costs and Expenses
Metals	$59.3	$68.7	$9.4	13.7%
Plastics	7.1	8.5	1.4	16.5%
Other	1.8	2.6	0.8	30.8%

Total Operating Costs & Expenses	$68.2	$79.8	$11.6	14.5%
% of Total Sales	27.0%	20.3%
Operating Income
Metals	$4.0	$23.3	$(19.3)	(82.8)%
% of Metals Sales	1.7%	6.4%
Plastics	(0.4)	1.6	(2.0)	(125.0)%
% of Plastics Sales	(1.9)%	5.2%
Other	(1.8)	(2.6)	0.8	30.8%

Total Operating Income	$1.8	$22.3	$(20.5)	(91.9)%
% of Total Sales	0.7%	5.7%

“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $252.2 million, a decrease of $141.3 million, or 35.9%, versus the first quarter of 2008. Decreased revenues were primarily the result of lower shipping volumes in light of continued challenges in the global economy and the metals market. Metals segment sales during the first quarter of 2009 of $231.1 million were $131.2 million, or 36.2%, lower than the same period last year. Average tons sold per day decreased 34.3%, while pricing and product mix accounted for 1.9% of the sales decrease compared to the same period last year.
Plastics segment sales during the first quarter of 2009 of $21.1 million were $10.1 million, or 32.4% lower than the first quarter of 2008 due to lower sales volume. The Plastics business also experienced softer demand during the quarter as a result of the current business environment.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first quarter of 2009 were $182.2 million, a decrease of $109.2 million, or 37.5%, compared to the first quarter of 2008. Material costs for the Metals segment were 72.6% as a percent of sales, a decrease of 2.0% from the first quarter of 2008. Material costs for the Plastics segment were 68.2% of sales for the first quarter of 2009 as compared to 67.6% for the same period last year.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses decreased $11.6 million, or 14.5%, compared to the first quarter of 2008. Operating costs and expenses were $68.2 million, or 27.0% of sales, compared to $79.8 million, or 20.3% of sales during the first quarter of 2008. In response to the declining demand for its products resulting from continued challenges in the global economy and the metals market, the Company implemented several initiatives during the first quarter of 2009 to align its cost structure with activity levels. On April 15, 2009, management announced that additional cost reduction measures were being implemented by the end of April, 2009, bringing the estimated 2009 operating cost reduction to $65 million compared to 2008 levels. The actions announced in April include reductions in payroll costs through a combination of reduced work weeks and furloughs, suspension of the Company’s 401(k) contributions, and executive salary cuts of at least 10 percent.
The decrease in operating expenses for the first quarter of 2009 compared to the first quarter of 2008 primarily relate to the following:
•	$7.7 million of lower plant and transportation costs associated with lower sales volumes and decreased payroll related costs from workforce reductions; and

•	$3.9 million of lower sales, general and administrative costs due to lower ERP implementation and payroll related costs associated with workforce reductions and decreased incentive compensation.
Consolidated operating income for the first quarter of 2009 was $1.8 million compared to $22.3 million for the same period last year. The Company’s first quarter 2009 operating income as a percent of net sales decreased to 0.7% from 5.7% in the first quarter of 2008, primarily due to decreased sales volume in light of the current business environment.

Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.7 million in the first quarter of 2009, a decrease of $0.3 million versus the same period in 2008 as a result of lower weighted average interest rates.
For the quarter, the Company recorded a $0.5 million tax benefit which included a $0.4 million benefit from a favorable discrete item (discussed below) and a $0.1 million tax benefit from operations. During the first quarter of 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. The Company settled with the IRS on various tax matters. As a result of the settlement, the Company recorded a $0.4 million discrete benefit during the three months ended March 31, 2009. On April 2, 2009, the Company paid $4.1 million in tax due to the IRS which was primarily related to temporary differences associated with the Company’s inventory costing. The $0.1 million tax benefit from operations was primarily the result of a rate differential between the U.S. source loss for the three months ended March 31, 2009 being taxed at a higher effective rate than the Company’s foreign source income for the same period.
Equity in losses of the Company’s joint venture, Kreher Steel, was negligible in the first quarter of 2009, compared to equity in earnings of $1.9 million for the same period last year.
Consolidated net income for the first quarter of 2009 was $0.5 million, or $0.02 per diluted share, versus $13.8 million, or $0.62 per diluted share, for the same period in 2008.
Weighted average diluted shares outstanding increased 3.1% to 23.1 million for the quarter ended March 31, 2009 as compared to 22.4 million shares for the same period in 2008. The increase in weighted average diluted shares outstanding is primarily due to the additional shares issued under the Company’s 2005 and 2009 long-term incentive plans (see Note 9).
Accounting Policies:
Effective January 1, 2009, the Company adopted the following accounting policies:
•	SFAS No. 141R, “Business Combinations”; and

•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.
See Note 2 to the condensed consolidated financial statements for more information regarding the Company’s adoption of the standards. There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital, and available borrowing capacity to fund working capital needs and growth initiatives.
Net cash from operating activities for the first three months of 2009 was $4.7 million. Average receivable days outstanding was 54.6 days in the first quarter of 2009 as compared to an average of 51.8 days in the fourth quarter of 2008. Slower collections coupled with lower revenues accounted for the increase. Average days sales in inventory was 173.8 days in the first quarter of 2009 versus an average of 147.4 for the fourth quarter of 2008, reflecting less than anticipated sales volume and the weakening global economy. The ongoing declining economy which is impacting the Company’s markets may impede efforts to improve these turn rates this year.
Available revolving credit capacity is primarily used to fund working capital needs. Available credit capacity consisted of the following:

	Outstanding		Weighted Average
Debt type	Borrowings	Availability	Interest Rate

U.S. Revolver A	$24.1	$139.0	1.89%
U.S. Revolver B	22.8	27.2	2.60%
Canadian facility	—	10.0	—
Trade acceptances	9.9	n/a	3.10%
Capital expenditures through March 2009 were $3.8 million, a decrease of $1.6 million from the first quarter of 2008. In order to strengthen the Company’s liquidity position, the routine capital expenditure budget has been reduced from the planned $10.0 million to a total of $5.0 million in 2009. Management remains focused on improving working capital and has set goals to reduce inventory levels by $100 million and debt levels by $50 million by the end of 2009.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required over the next five years and thereafter are summarized below:

2009	$10.8
2010	7.5
2011	8.0
2012	8.2
2013	31.4
2014 and beyond	18.6

Total debt	$84.5

As of March 31, 2009, the Company remains in compliance with the covenants of its financial agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
In addition to its available borrowing capacity, management believes that, in the absence of significant unanticipated cash demands, the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund anticipated working capital needs and capital expenditure programs and meet its debt obligations.
Current economic conditions have caused significant disruption in the financial markets resulting in reduced availability of debt and equity capital in the U.S. market as a whole. These conditions could persist for a prolonged period of time. The Company currently does not anticipate having the need for raising additional equity or securing additional debt. However, our ability to access the capital markets may be restricted at a time when we would like to pursue those markets which could have an impact on our ability to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity may be materially adversely impacted by these market conditions. Further, in the current volatile state of the credit markets, there is risk that lenders, even with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments.
As of March 31, 2009, the Company had $7.1 million of irrevocable letters of credit outstanding, which primarily consisted of $3.5 million in support of the outstanding industrial revenue bonds and $1.9 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2008. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 for further discussion of such risks.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.
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
In its Annual Report on Form 10-K for the year ended December 31, 2008, the Company reported that, based upon their review and evaluation, the Company’s disclosure controls and procedures were effective as of December 31, 2008.
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
(b) Changes in Internal Controls
The Company is in the process of implementing a new ERP system. The planning for this system implementation began in 2006, and the first scheduled phase of the system implementation was completed at the Company’s aerospace locations during the second quarter of 2008. The second scheduled phase of the implementation occurred during the first quarter of 2009 at the Company’s Canadian locations. The facilities included in the first quarter 2009 ERP system implementation represent less than 5% of the Company’s consolidated net sales. During the first quarter of 2009, the legacy operating systems and financial systems of these locations were migrated to the new ERP system. This continued system conversion resulted in the modification of certain control procedures and processes to conform to the ERP system environment. The Company is continuing to evaluate the impact that the ERP system will have on certain of its internal controls and expects the new ERP system to enhance its control environment overall. The Company plans to continue to replace its legacy systems with the new ERP system functionality across most of its locations and business operations during fiscal 2009.
Except as described above, there were no significant changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2009 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. For the period covered by this report, receipt of approximately 969 shares was deferred as payment for the board compensation. In each case, the shares were acquired at prices ranging from $5.89 to $10.37 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.
Item 6.	Exhibits
Exhibit 31.1 CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 31.2 CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
Exhibit 32.1 CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co. (Registrant)
Date: May 1, 2009	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President — Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index		Page
31.1 —	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-1
31.2 —	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2
32.1 —	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-3