Form 10-Q
period 2009-06-30
CASTLE A M & CO
filed 2009-07-31
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer; a non-accelerated filer; or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock, $0.01 Par Value	22,908,720 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

Page
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	24-25

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4. Submission of Matters to a Vote of Security Holders	25-26

Item 6. Exhibits	27-29
EX-3.2
EX-10.19
EX-31.1
EX-31.2
EX-32.1

Item 1. Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$20,693	$15,277
Accounts receivable, less allowances of $3,658 at June 30, 2009 and $3,318 at December 31, 2008	115,344	159,613
Inventories, principally on last-in, first-out basis (replacement cost higher by $105,376 at June 30, 2009 and $133,748 at December 31, 2008)	213,497	240,673
Other current assets	6,841	6,976
Income tax receivable	6,553	640
Deferred income taxes	8,451	5,244

Total current assets	371,379	428,423
Investment in joint venture	22,703	23,340
Goodwill	51,355	51,321
Intangible assets	52,263	55,742
Prepaid pension cost	27,186	26,615
Other assets	4,957	5,303
Property, plant and equipment, at cost
Land	5,186	5,184
Building	51,540	50,069
Machinery and equipment (includes construction in progress)	176,311	172,500

	233,037	227,753
Less — accumulated depreciation	(146,437)	(139,463)

	86,600	88,290

Total assets	$616,443	$679,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,749	$126,490
Accrued liabilities	23,131	27,929
Income taxes payable	559	6,451
Current portion of long-term debt	10,891	10,838
Short-term debt	26,739	31,197

Total current liabilities	145,069	202,905

Long-term debt, less current portion	76,353	75,018
Deferred income taxes	37,432	38,743
Other non-current liabilities	13,756	15,068
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value - 30,000 shares authorized; 23,115 shares issued and 22,908 outstanding at June 30, 2009 and 22,850 shares issued and 22,654 outstanding at December 31, 2008	230	228
Additional paid-in capital	177,450	176,653
Retained earnings	178,249	184,651
Accumulated other comprehensive loss	(9,142)	(11,462)
Treasury stock, at cost - 207 shares at June 30, 2009 and 197 shares at December 31, 2008	(2,954)	(2,770)

Total stockholders’ equity	343,833	347,300

Total liabilities and stockholders’ equity	$616,443	$679,034

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$195,103	$397,115	$447,347	$790,594

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	145,067	297,196	327,247	588,540
Warehouse, processing and delivery expense	26,219	40,091	57,145	78,616
Sales, general, and administrative expense	25,889	36,168	57,849	71,650
Depreciation and amortization expense	5,542	6,067	10,958	11,878

Operating (loss) income	(7,614)	17,593	(5,852)	39,910

Interest expense, net	(1,552)	(2,213)	(3,257)	(4,259)

(Loss) income before income taxes and equity in (losses) earnings of joint venture	(9,166)	15,380	(9,109)	35,651

Income tax benefit (provision)	3,782	(6,949)	4,227	(15,299)

(Loss) income before equity in (losses) earnings of joint venture	(5,384)	8,431	(4,882)	20,352

Equity in (losses) earnings of joint venture	(137)	2,820	(159)	4,713

Net (loss) income	$(5,521)	$11,251	$(5,041)	$25,065

Basic (loss) earnings per share	$(0.24)	$0.50	$(0.22)	$1.12

Diluted (loss) earnings per share	$(0.24)	$0.49	$(0.22)	$1.11

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2009	2008
Operating activities:
Net (loss) income	$(5,041)	$25,065
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Depreciation and amortization	10,958	11,878
Amortization of deferred gain	(447)	(638)
Equity in losses (earnings) of joint venture	159	(4,713)
Dividends from joint venture	485	1,112
Deferred tax (benefit) provision	(4,593)	750
Share-based compensation expense	710	1,757
Excess tax deficiencies (benefits) from share-based payment arrangements	95	(2,752)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	47,001	(49,633)
Inventories	31,762	(29,441)
Other current assets	(887)	2,328
Other assets	(1,292)	1,401
Prepaid pension costs	(375)	(1,036)
Accounts payable	(43,354)	53,916
Accrued liabilities	(5,861)	(4,695)
Income taxes payable	(11,798)	(5,192)
Postretirement benefit obligations and other liabilities	(1,072)	(1,622)

Net cash from (used in) operating activities	16,450	(1,515)

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(26,812)
Capital expenditures	(4,922)	(11,262)
Proceeds from sale of fixed assets	19	29
Insurance proceeds	1,093	—

Net cash used in investing activities	(3,810)	(38,045)

Financing activities:
Short-term (repayments) borrowings, net	(4,438)	17,344
Proceeds from issuance of long-term debt	—	32,288
Repayments of long-term debt	(1,609)	(279)
Payment of debt issuance fees	—	(424)
Common stock dividends	(1,361)	(2,684)
Excess tax (deficiencies) benefits from share-based payment arrangements	(95)	2,752
Payment of withholding taxes from share-based incentive issuance	—	(6,000)
Exercise of stock options and other	—	523

Net cash (used in) from financing activities	(7,503)	43,520

Effect of exchange rate changes on cash and cash equivalents	279	(798)

Net increase in cash and cash equivalents	5,416	3,162

Cash and cash equivalents — beginning of year	15,277	22,970

Cash and cash equivalents — end of period	$20,693	$26,132

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
(Unaudited — Amounts in thousands except per share data)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2008 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2009 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
Non-cash investing activities for the six months ended June 30, 2009 and 2008 consisted of $54 and $198, of capital expenditures financed by accounts payable, respectively. For the six months ended June 30, 2008, non-cash investing activities also included $1,997 of stock consideration probable of being paid, but not yet paid, related to the acquisition of Metals U.K. Group.
(2) New Accounting Standards
Standards Adopted
Effective June 30, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. The adoption of SFAS 165 did not have an impact on the Company’s financial position, results of operations and cash flows. See Note 13 for disclosure required by SFAS 165.
Effective June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also requires those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s financial position, results of operations and cash flows. Refer to Note 4 for required interim disclosures related to fixed rate debt.
Effective January 1, 2009, the Company adopted SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141R did not have an impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, whether these instruments need to be included in the earnings allocation in computing earnings per share under the two-class method in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Due to the insignificant number of participating securities outstanding at June 30, 2009, the adoption of FSP EITF 03-6-1 did not have an impact on the Company’s earnings per share calculation. See Note 3 for further discussion.
Standards Issued Not Yet Adopted
On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance that applies to a variable interest entity (“VIE”). The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) (“FIN 46(R)”). Under SFAS 167, an enterprise will need to carefully reconsider its previous FIN 46(R) conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS 167 is effective for the Company as of January 1, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 167 on the Company’s financial position, results of operations and cash flows.
On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will result in changes to authoritative guidance references included in future interim and annual financial statements issued.
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2009 and 2008:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(5,521)	$11,251	$(5,041)	$25,065

Denominator:
Denominator for basic earnings per share:

Weighted average common shares outstanding	22,903	22,621	22,815	22,408
Effect of dilutive securities:
Outstanding employee and directors’ common stock options, restricted stock and share-based awards	—	155	—	82

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Denominator for diluted earnings per share	22,903	22,776	22,815	22,490

Basic (loss) earnings per share	$(0.24)	$0.50	$(0.22)	$1.12

Diluted (loss) earnings per share	$(0.24)	$0.49	$(0.22)	$1.11

Excluded outstanding common stock options having an anti-dilutive effect	240	20	240	20
For the three and six months ended June 30, 2009 and 2008, the undistributed earnings (losses) attributed to participating securities, which represent restricted stock granted by the Company, were less than one percent of total earnings (losses). FSP EITF 03-6-1 may have a more significant impact on the Company’s earnings per share calculation and disclosures in the future. The magnitude of the impact of FSP EITF 03-6-1 will be dependent on the nature, size and terms of future grants of restricted stock or other participating securities.
(4) Debt
Short-term and long-term debt consisted of the following:

	June 30, 2009	December 31, 2008

SHORT-TERM DEBT
U.S. Revolver A (a)	$16,800	$18,000
Mexico	—	1,700
Other foreign	—	1,500
Trade acceptances (b)	9,939	9,997

Total short-term debt	26,739	31,197

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2007 through 2015	56,816	56,816
U.S. Revolver B (a)	25,495	24,018
Industrial development revenue bonds at a 1.70% weighted average rate, due in varying amounts through 2009	3,500	3,500
Other, primarily capital leases	1,433	1,522

Total long-term debt	87,244	85,856
Less current portion	(10,891)	(10,838)

Total long-term portion	76,353	75,018

TOTAL SHORT-TERM AND LONG-TERM DEBT	$113,983	$117,053

(a)	On January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) dated as of September 5, 2006 with its lending syndicate. The 2008 Senior Credit Facility provides a $230,000 five-year secured revolver. The facility consists of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B”), and (iii) a Cdn. $9,800 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar). In addition, the maturity date of the 2008 Senior Credit Facility was extended to January 2, 2013. The obligations of the U.K. subsidiary under the U.S. Revolver B are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to a U.K. Guarantee Agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008. The U.S. Revolver A letter of credit sub-facility was increased from $15,000 to $20,000.
The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding under this instrument are not expected to be repaid within the next 12 months. Taking into consideration the most recent borrowing base calculation as of June 30, 2009, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, the Company had availability of $52,058 under its U.S. Revolver A and $24,505 under its U.S. Revolver B. The Company’s Canadian subsidiary had availability of approximately $8,260. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B for the six months ended June 30, 2009 was 1.87% and 2.06%, respectively.
b)	At June 30, 2009, the Company had $9,939 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 2.86% for the six months ended June 30, 2009.
The fair value of the Company’s fixed rate debt as of June 30, 2009, including current maturities, was estimated to be between $47,400 and $49,800 compared to a carrying value of $56,816. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances.
As of June 30, 2009, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is estimated to be lower than carrying value since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment. We are unable to estimate the fair value of the Company’s revolving bank debt due to the potential variablility of expected outstanding balances under the facility.
As of June 30, 2009, the Company remains in compliance with the covenants of its financing agreements, which requires it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
(5) Segment Reporting
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
Segment information for the three months ended June 30, 2009 and 2008 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	(Loss) Income	Expenditures	Amortization

2009
Metals segment	$174,076	$(7,061)	$1,050	$5,186
Plastics segment	21,027	(218)	47	356
Other	—	(335)	—	—

Consolidated	$195,103	$(7,614)	$1,097	$5,542

2008
Metals segment	$365,400	$19,570	$5,380	$5,749
Plastics segment	31,715	1,096	505	318
Other	—	(3,073)	—	—

Consolidated	$397,115	$17,593	$5,885	$6,067

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. For the quarter ended June 30, 2009, an insurance gain of $1,308 was included in the operating loss.
Segment information for the six months ended June 30, 2009 and 2008 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	(Loss) Income	Expenditures	Amortization

2009
Metals segment	$405,158	$(3,046)	$4,784	$10,271
Plastics segment	42,189	(626)	138	687
Other	—	(2,180)	—	—

Consolidated	$447,347	$(5,852)	$4,922	$10,958

2008
Metals segment	$727,666	$42,872	$10,246	$11,257
Plastics segment	62,928	2,714	1,016	621
Other	—	(5,676)	—	—

Consolidated	$790,594	$39,910	$11,262	$11,878

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Segment information for total assets is as follows:

		December 31,
	June 30, 2009	2008

Metals segment	$547,149	$602,897
Plastics segment	46,591	52,797
Other	22,703	23,340

Consolidated	$616,443	$679,034

“Other” — Total assets consist of the Company’s investment in joint venture.
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the six months ended June 30, 2009 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2009	$38,348	$12,973	$51,321
Currency valuation	34	—	34

Balance as of June 30, 2009	$38,382	$12,973	$51,355

As discussed in Note 8, “Goodwill and Intangible Assets”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $58,860 for the year ended December 31, 2008.
The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2009 test, the Company determined that there was no impairment of goodwill. The Company’s year-to-date operating results, among other factors, were considered in determining whether it was more likely than not that the fair value for any reporting unit had declined below its carrying value, which would require the Company to perform an interim goodwill impairment test during the six months ended June 30, 2009. A continued recession or further economic declines could result in changes to management’s expectations of future financial results and/or key valuation assumptions. These changes could result in changes to estimates of the fair value of the Company’s reporting units and could result in a test for the impairment of goodwill prior to January 1, 2010.
The following summarizes the components of intangible assets:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$69,596	$18,123	$69,292	$14,729
Non-compete agreements	2,962	2,172	2,805	1,626
Trade name	378	378	378	378

Total	$72,936	$20,673	$72,475	$16,733

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended June 30, 2009 and 2008, amortization expense was $1,884 and $2,099, respectively. For the six-month periods ended June 30, 2009 and 2008, amortization expense was $3,779 and $4,198, respectively.
The following is a summary of the estimated annual amortization expense for 2009 and each of the next 4 years:

2009	$7,430
2010	7,131
2011	6,642
2012	6,143
2013	6,143
(7) Inventories
Over eighty percent of the Company’s inventories are stated at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2009, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $105,376 and $133,748 at June 30, 2009 and December 31, 2008, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(8) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $240 and $926 for the three months ended June 30, 2009 and 2008, respectively and $710 and $1,757 for the six months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $94 and $361 for the three months ended June 30, 2009 and 2008, respectively and $277 and $685 for the six months ended June 30, 2009 and 2008, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of June 30, 2009 associated with all share-based payment arrangements is $1,680 and the weighted average period over which it is to be expensed is 1.3 years.
Stock Options
A summary of the stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price

Stock options outstanding at January 1, 2009	246	$11.49
Expired	(6)	15.06
Stock options outstanding at June 30, 2009	240	11.39

Stock options vested or expected to vest as of June 30, 2009	240

The total intrinsic value of options outstanding at June 30, 2009 is $637. As of June 30, 2009, stock options outstanding had a weighted average remaining contractual life of 4.2 years. There was no unrecognized compensation cost related to stock option compensation arrangements.
Restricted Stock
The total fair value of shares vested during the three and six months ended June 30, 2009 was $600 and $908, respectively. The fair value of the non-performance based restricted stock awards is established using the market price of the Company’s stock on the date of grant.
A summary of the restricted stock activity is as follows:

		Weighted-Average Grant
Restricted Stock	Shares	Date Fair Value

Non-vested shares outstanding at January 1, 2009	68	$26.23
Granted	267	8.14
Forfeited	(12)	19.01
Vested	(34)	26.67

Non-vested shares outstanding at June 30, 2009	289	12.85

Non-vested shares expected to vest as of June 30, 2009	255

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
Deferred Compensation Plan
As of June 30, 2009, a total of 29 common share equivalent units are included in the director stock equivalent unit accounts.
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
The status of the active LTI Plans as of June 30, 2009 is summarized below:

		Estimated Number of	Maximum Number of
	Grant Date Fair	Performance Shares to	Performance Shares that
Plan Year	Value	be Issued	could Potentially be Issued

2007	$25.45 - $34.33	—	180
2008	$22.90 - $28.17	—	374
2009	$5.66	—	713
(9) Comprehensive (Loss) Income
Comprehensive (loss) income includes net income and all other non-owner changes to equity that are not reported in net income. The Company’s comprehensive (loss) income for the three months ended June 30, 2009 and 2008 is as follows:

	June 30,
	2009	2008

Net (loss) income	$(5,521)	$11,251
Foreign currency translation gain	997	309
Pension cost amortization, net of tax	60	58

Total comprehensive (loss) income	$(4,464)	$11,618

The Company’s comprehensive (loss) income for the six months ended June 30, 2009 and 2008 is as follows:

	June 30,
	2009	2008

Net (loss) income	$(5,041)	$25,065
Foreign currency translation gain (loss)	2,201	(803)
Pension cost amortization, net of tax	119	1,165

Total comprehensive (loss) income	$(2,721)	$25,427

The components of accumulated other comprehensive loss is as follows:

	June 30, 2009	December 31, 2008

Foreign currency translation losses	$(3,592)	$(5,793)
Unrecognized pension and postretirement benefit costs, net of tax	(5,550)	(5,669)

Total accumulated other comprehensive loss	$(9,142)	$(11,462)

(10) Pension and Postretirement Plans
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
Components of the net periodic pension and postretirement benefit cost for the three and six months ended are as follows:

	For the Three Months Ended
	June 30,
	2009	2008

Service cost	$197	$529
Interest cost	1,934	1,826
Expected return on assets	(2,253)	(2,781)
Amortization of prior service cost	72	26
Amortization of actuarial loss	34	83

Net periodic pension and postretirement benefit, excluding impact of curtailment	$(16)	$(317)

	For the Six Months Ended
	June 30,
	2009	2008

Service cost	$393	$1,058
Interest cost	3,867	3,653
Expected return on assets	(4,505)	(5,562)
Amortization of prior service cost	144	52
Amortization of actuarial loss	68	166

Net periodic pension and postretirement benefit, excluding impact of curtailment	$(33)	$(633)

As of June 30, 2009, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2009.
(11) Commitments and Contingent Liabilities
At June 30, 2009, the Company had $6,371 of irrevocable letters of credit outstanding which primarily consisted of $3,500 in support of the outstanding industrial development revenue bonds and $1,900 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.

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
(12) Income Taxes
As of June 30, 2009, the Company had unrecognized tax benefits of $1,061 of which $368 would impact the effective tax rate if recognized. At June 30, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $130.
During the six months ended June 30, 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. The Company settled with the IRS on various tax matters. As a result of the settlement, the Company’s tax benefit for the six-month period ended June 30, 2009 included a $368 discrete benefit. During the three-month period ended June 30, 2009, the Company paid $4,086 in tax due to the IRS which was primarily related to temporary differences associated with the Company’s inventory costing methodology.
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
(13) Subsequent Events
The Company evaluated subsequent events through July 30, 2009, which corresponds to the issue date of the Company’s interim financial statements for the period ended June 30, 2009. No events requiring financial statement recognition or disclosure were noted.
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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower demand in the second quarter of 2009 in both the Metals and Plastics segments, reflecting the declines in the overall global economy compared to the second quarter of 2008. The Company implemented several cost reduction initiatives in response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, resulting in operating expenses in the second quarter of 2009 that were 30% lower than the prior year period.
Metals segment sales decreased 52.4% from the second quarter of 2008. Average tons sold per day decreased 50.5%. Key end-use markets that experienced significant declines in demand include oil and gas, business jet, heavy equipment, industrial goods and construction equipment.
The Metals segment successfully completed the third phase of implementation of its ERP system on June 1, 2009. This phase brought nine locations in the Western and Southwestern United States onto the new system, joining eleven locations in the U.S. and Canada, plus the Company’s Corporate HR and Finance functions. Management remains committed to migrating the rest of the Metals segment domestic locations to the new system in 2009. The next phase of the implementation is scheduled for August 31, 2009, when the Company will migrate eleven more locations in the Midwest and Eastern United States to the new ERP system.
The Company’s Plastics segment reported a sales decline of 33.8% compared to the second quarter of 2008, primarily due to lower sales volume.
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2007 through the second quarter of 2009. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Based on the data below, the index remained below 50.0 during the second quarter of 2009. However, the index increased from the first quarter of 2009, which indicates improvement in the manufacturing sector of the economy compared to the previous 2 quarters.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2007	50.5	53.0	51.3	49.6
2008	49.2	49.5	47.8	36.1
2009	35.9	42.6
An unfavorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a lower level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a lag basis.

Results of Operations: Second Quarter 2009 Comparisons to Second Quarter 2008
Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2009 and 2008.

	Fav/(Unfav)
	2009	2008	$ Change	% Change

Net Sales
Metals	$174.1	$365.4	$(191.3)	(52.4)%
Plastics	21.0	31.7	(10.7)	(33.8)%

Total Net Sales	$195.1	$397.1	$(202.0)	(50.9)%

Cost of Materials
Metals	$130.6	$275.2	$144.6	52.5%
% of Metals Sales	75.0%	75.3%
Plastics	14.5	22.0	7.5	34.1%
% of Plastics Sales	69.0%	69.4%

Total Cost of Materials	$145.1	$297.2	$152.1	51.2%
% of Total Sales	74.4%	74.8%

Operating Costs and Expenses
Metals	$50.5	$70.6	$20.1	28.5%
Plastics	6.8	8.6	1.8	20.9%
Other	0.3	3.1	2.8	90.3%

Total Operating Costs & Expenses	$57.6	$82.3	$24.7	30.0%
% of Total Sales	29.5%	20.7%

Operating (Loss) Income
Metals	$(7.0)	$19.6	$(26.6)	(135.7)%
% of Metals Sales	(4.0)%	5.4%
Plastics	(0.3)	1.1	(1.4)	(127.3)%
% of Plastics Sales	(1.4)%	3.5%
Other	(0.3)	(3.1)	2.8	90.3%

Total Operating (Loss) Income	$(7.6)	$17.6	$(25.2)	(143.2)%
% of Total Sales	(3.9)%	4.4%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $195.1 million, a decrease of $202.0 million, or 50.9%, versus the second quarter of 2008. Decreased revenues were primarily the result of lower shipping volumes in light of continued challenges in the global economy and the metals and plastics markets. Metals segment sales during the second quarter of 2009 of $174.1 million were $191.3 million, or 52.4%, lower than the same period last year. Average tons sold per day decreased 50.5% and sales mix changes largely offset lower overall prices. The softness experienced in the second quarter was broad-based, impacting virtually all end-markets and products reflecting significantly weaker demand conditions compared to last year.
Plastics segment sales during the second quarter of 2009 of $21.0 million were $10.7 million, or 33.8% lower than the second quarter of 2008 due to lower sales volume. The Plastics business also experienced softer demand during the quarter as a result of the current business environment.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2009 were $145.1 million, a decrease of $152.1 million, or 51.2%, compared to the second quarter of 2008. Material costs for the Metals segment were 75.0% as a percent of sales, a decrease of 0.3% from the second quarter of 2008. Material costs for the Plastics segment were 69.0% as a percent of sales for the second quarter of 2009 as compared to 69.4% for the same period last year.
Operating Expenses and Operating (Loss) Income:
On a consolidated basis, operating costs and expenses decreased $24.7 million, or 30.0%, compared to the second quarter of 2008. Operating costs and expenses were $57.6 million, or 29.5% of sales, compared to $82.3 million, or 20.7% of sales during the second quarter of 2008. In response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, the Company implemented several initiatives during the first half of 2009 to align its cost structure with activity levels. Cost reduction measures implemented in April, 2009, brought the estimated 2009 operating cost reduction to $65 million compared to 2008 levels. The actions announced in April included reductions in payroll costs through a combination of reduced work weeks and furloughs, suspension of the Company’s 401(k) contributions, and executive salary cuts of at least 10 percent.
The decrease in operating expenses for the second quarter of 2009 compared to the second quarter of 2008 primarily relate to the following:
•	Warehouse, processing and delivery costs decreased by $13.9 million of which $7.2 million is the result of lower sales volume and $6.7 million is due to decreased payroll costs associated with workforce reductions, reduced workweeks and suspension of the Company 401(k) contributions;

•	Sales, general and administrative costs decreased due primarily to lower ERP implementation costs of $1.1 million, decreased payroll related costs of $4.8 million associated with workforce reductions and reduced workweeks, incentive compensation and suspension of Company 401(k) contributions and included a gain of $1.3 million related to an insurance settlement; and

•	Depreciation and amortization expense was $0.5 million lower due to a decrease in capital expenditures across the Company and certain intangible assets of Metals U.K. were fully amortized in 2008.
Consolidated operating loss for the second quarter of 2009 was $7.6 million compared to operating income of $17.6 million for the same period last year. The Company’s second quarter 2009 operating (loss) income as a percent of net sales decreased to (3.9)% from 4.4% in the second quarter of 2008, primarily due to decreased sales volume in light of the current business environment.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.6 million in the second quarter of 2009, a decrease of $0.7 million versus the same period in 2008 as a result of lower weighted average interest rates.
For the quarters ended June 30, 2009 and 2008, the Company recorded a $3.8 million tax benefit and a $6.9 million tax provision, respectively. The effective tax rate for the quarters ended June 30, 2009 and 2008 were 41.3% and 45.2%, respectively. The decline in the effective tax rate compared to the second quarter of 2008 was primarily the result of the reduced earnings of the joint venture offset, in part, by the increased benefit due to the higher effective tax rate on U.S. source losses than on the Company’s foreign source net losses.
Equity in losses of the Company’s joint venture, Kreher Steel, was $0.1 million in the second quarter of 2009, compared to equity in earnings of $2.8 million for the same period last year. The decline is a result of weaker demand for Kreher’s products compared to the same period last year.
Consolidated net loss for the second quarter of 2009 was $5.5 million, or $0.24 per diluted share, versus net income of $11.3 million, or $0.49 per diluted share, for the same period in 2008.
Results of Operations: Six Months 2009 Comparisons to Six Months 2008
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2009 and 2008.

	Fav/(Unfav)
	2009	2008	$ Change	% Change

Net Sales
Metals	$405.2	$727.7	$(322.5)	(44.3)%
Plastics	42.1	62.9	(20.8)	(33.1)%

Total Net Sales	$447.3	$790.6	$(343.3)	(43.4)%

Cost of Materials
Metals	$298.4	$545.5	$247.1	45.3%
% of Metals Sales	73.6%	75.0%
Plastics	28.9	43.1	14.2	32.9%
% of Plastics Sales	68.6%	68.5%

Total Cost of Materials	$327.3	$588.6	$261.3	44.4%
% of Total Net Sales	73.2%	74.4%

Operating Costs and Expenses
Metals	$109.8	$139.3	$29.5	21.2%
Plastics	13.9	17.1	3.2	18.7%
Other	2.2	5.7	3.5	61.4%

Total Operating Costs & Expenses	$125.9	$162.1	$36.2	22.3%
% of Total Net Sales	28.1%	20.5%

Operating (Loss) Income
Metals	$(3.0)	$42.9	$(45.9)	(107.0)%
% of Metals Sales	(0.7)%	5.9%
Plastics	(0.7)	2.7	(3.4)	(125.9)%
% of Plastics Sales	(1.7)%	4.3%
Other	(2.2)	(5.7)	3.5	61.4%

Total Operating (Loss) Income	$(5.9)	$39.9	$(45.8)	(114.8)%
% of Total Net Sales	(1.3)%	5.0%
“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.
Net Sales:
Consolidated net sales were $447.3 million, a decrease of $343.3 million, or 43.4%, versus the first half of 2008. Decreased revenues were primarily the result of lower shipping volumes in light of continued challenges in the global economy and the metals and plastics markets. Metals segment sales during the first half of 2009 of $405.2 million were $322.5 million, or 44.3%, lower than the same period last year. Average tons sold per day decreased 42.5% and sales mix changes largely offset lower overall prices. The softness experienced in the first half of 2009 was broad-based, impacting virtually all end-markets and products reflecting significantly weaker demand conditions compared to last year.
Plastics segment sales during the first half of 2009 of $42.1 million were $20.8 million, or 33.1% lower than the same period last year. The Plastics business also experienced softer demand during the six months ended June 30, 2009 as a result of the current business environment.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first half of 2009 were $327.3 million, a decrease of $261.3 million, or 44.4%, compared to the first half of 2008. Material costs for the Metals segment for the first six months of 2009 were 73.6% as a percent of sales, a decrease of 1.4% from the first six months of 2008. The product surcharges that increased material costs as a percent of sales in the first half of 2008 generally did not exist in the first half of 2009, resulting in lower material costs as a percent of sales for the first half of 2009 compared to the same period in 2008. Material costs for the Plastics segment were consistent at 68.6% and 68.5% as a percent of sales for the first half of 2009 and 2008, respectively.
Operating Expenses and Operating Income:
On a consolidated basis, year-to-date operating costs and expenses decreased $36.2 million, or 22.3%, compared to the same period last year. Operating costs and expenses were $125.9 million, or 28.1% as a percent of sales, compared to $162.1 million, or 20.5% as a percent of sales last year. In response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, the Company implemented numerous initiatives during the first half of 2009 to align its cost structure with activity levels. The cost reduction actions primarily focused on payroll related costs, the Company’s largest operating expense category, resulting in reduced work weeks and furloughs, suspension of the Company’s 401(k) contributions, and executive salary cuts of at least 10 percent.
The decrease in operating expenses for the first half of 2009 compared to 2008 primarily relate to the following:
•	Warehouse, processing and delivery costs decreased by $21.5 million of which $11.8 million is the result of lower sales volume and $9.7 million is due to decreased payroll costs associated with workforce reductions, reduced workweeks and suspension of the Company 401(k) contributions;
•	Sales, general and administrative costs decreased due primarily to lower ERP implementation costs of $2.3 million, decreased payroll related costs of $5.8 million associated with workforce reductions and reduced workweeks, incentive compensation and suspension of Company 401(k) contributions and included a gain of $1.3 million related to an insurance settlement; and
•	Depreciation and amortization expense was $0.9 million lower due to a decrease in capital expenditures across the Company and certain intangible assets of Metals U.K. were fully amortized in 2008.
Consolidated operating loss for the six months ended June 30, 2009 was $5.9 million compared to operating income of $39.9 million for the same period last year, primarily due to decreased sales volume in light of the current business environment.

Other Income and Expense, Income Taxes and Net Income:
Interest expense was $3.3 million for the six months ended June 30, 2009, a decrease of $1.0 million versus the same period in 2008 as a result of lower weighted average interest rates.
For the six-month periods ended June 30, 2009 and 2008, the Company recorded a $4.2 million tax benefit and a $15.3 million tax provision, respectively. The $4.2 million tax benefit for the six-month period ended June 30, 2009 included a $0.6 million benefit from favorable discrete items and a $3.6 million tax benefit from operations due to pre-tax losses incurred for the first six months of 2009. During the six months ended June 30, 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. The Company settled with the IRS on various tax matters. The Company paid $4.1 million in tax due to the IRS which was primarily related to temporary differences associated with the Company’s inventory costing methodology. As a result of the settlement, the Company recorded a $0.4 million discrete benefit during the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2009 and 2008 were 46.4% and 42.9%, respectively. The increase in the effective tax rate was the result of the $0.6 million benefit from favorable discrete items recorded in the first quarter offset, in part, by the impact of reduced earnings of the joint venture.
Equity in losses of the Company’s joint venture, Kreher Steel, was $0.2 million for the six months ended 2009, compared to equity in earnings of $4.7 million for the same period last year. The decline is a result of weaker demand for Kreher’s products compared to the same period last year.
Consolidated net loss for the first half of 2009 was $5.0 million, or $0.22 per diluted share, versus net income of $25.1 million, or $1.11 per diluted share, for the same period in 2008.
Accounting Policies:
Effective January 1, 2009, the Company adopted the following accounting policies:
•	SFAS No. 141R, “Business Combinations”; and
•	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.
Effective June 30, 2009, the Company adopted the following accounting policies:
•	SFAS No. 165, “Subsequent Events”; and
•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”
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
Net cash from operating activities for the first six months of 2009 was $16.5 million. Average receivable days outstanding was 56.9 days in the second quarter of 2009 as compared to an average of 51.8 days in the fourth quarter of 2008. Slower collections coupled with lower revenues accounted for the increase. Average days sales in inventory was 204.4 days in the second quarter of 2009 versus an average of 147.4 days for the fourth quarter of 2008, reflecting less than anticipated sales volume and the weakening global economy. The ongoing declining economy which is impacting the Company’s markets may impede efforts to improve these turn rates this year.
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of June 30, 2009, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

	Outstanding		Weighted Average
	Borrowings as of	Availability as of	Interest Rate for the six
Debt type	June 30, 2009	June 30, 2009	months ended June 30, 2009

U.S. Revolver A	$16.8	$52.1	1.87%
U.S. Revolver B	25.5	24.5	2.06%
Canadian facility	—	8.3	—
Trade acceptances	9.9	n/a	2.86%
Capital expenditures for the six months ended June 30, 2009 were $4.9 million, a decrease of $6.3 million compared to the six months ended June 30, 2008. In order to strengthen the Company’s liquidity position, the routine capital expenditure budget has been reduced from the planned $10 million to a total of $5 million in 2009. Management previously established working capital goals to reduce inventory levels by $100 million and net debt levels (total debt less cash and cash equivalents) by $50 million by the end of 2009. The Company’s current forecasts estimate that the inventory reduction will be approximately $80 million if demand in the metals and plastics markets stabilizes during the second half of 2009. The inventory reduction target of $100 million has been negatively impacted by declining markets and a weak global economy that were worse than anticipated when these goals were originally set. The net debt reduction goal of $50 million is still anticipated to be achieved by the end of 2009.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2009	$10.9
2010	7.5
2011	7.9
2012	8.2
2013	34.1
2014 and beyond	18.6

Total debt	$87.2

As of June 30, 2009, the Company remains in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital ratios, working capital- to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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
As of June 30, 2009, the Company had $6.4 million of irrevocable letters of credit outstanding, which primarily consisted of $3.5 million in support of the outstanding industrial revenue bonds and $1.9 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
(b) Changes in Internal Controls
The Company is in the process of implementing a new ERP system. The planning for this system implementation began in 2006, and the first scheduled phase of the system implementation was completed at the Company’s aerospace locations during the second quarter of 2008. The second scheduled phase of the implementation occurred during the first quarter of 2009 at the Company’s Canadian locations. The third scheduled phase of the implementation occurred during the second quarter of 2009 at nine of the Company’s domestic Metals business locations. To date, the facilities now on the new ERP system represent approximately 40% of the Company’s consolidated net sales for the first half of 2009. Also, during the second quarter of 2009, the legacy financial systems were migrated to the new ERP system. This continued system conversion resulted in the modification of certain control procedures and processes to conform to the ERP system environment. The Company is continuing to evaluate the impact that the ERP system will have on certain of its internal controls and expects the new ERP system to enhance its control environment overall. The Company plans to continue to replace its legacy systems with the new ERP system functionality across most of its domestic locations and business operations during the remaining six months of 2009.
Except as described above, there were no significant changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2009 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. On April 24, 2009, receipt of approximately 424 shares was deferred as payment for the board compensation. The shares were acquired at a price of $11.77 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of the Stockholders on April 23, 2009 (the “Annual Meeting”), the following nominees were elected to the Board of Directors to serve a one year term expiring at the 2010 Annual Meeting of the Stockholders and until their successors are duly elected and qualified. There were no broker non-votes or abstentions with respect to this matter. The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld

Brian P. Anderson	20,752,324	82,865
Thomas A. Donahoe	20,749,047	86,142
Ann M. Drake	20,709,643	125,545
Michael H. Goldberg	20,658,910	176,279
William K. Hall	18,619,090	2,216,099
Robert S. Hamada	20,607,604	227,584
Patrick J. Herbert, III	20,108,269	726,920
Terrence J. Keating	20,747,052	88,137
Pamela Forbes Lieberman	20,751,287	83,901
John McCartney	20,650,347	184,841
Michael Simpson	20,416,147	419,042
Accordingly, the nominees received a plurality of the votes cast in the election of the directors at the meeting and were elected.
A second proposal put before the Stockholders at the Annual Meeting was the ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. There were no broker non-votes with respect to this matter. The results of the voting for the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 were as follows:

Votes For	Votes Against	Votes Abstained

20,746,398	85,105	3,683
Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.
A third proposal put before the Stockholders at the Annual Meeting was the approval of the material terms of the performance measurements set forth in the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan. The results of voting for the approval of the material terms of the performance measurements set forth in the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

18,465,134	979,991	174,136	1,215,926
Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

Item 6. Exhibits

Exhibit No.	Description

3.2	By-Laws of the Company, as amended on July 23, 2009

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.3 to Form 8-K filed July 29, 2009. Commission File No. 1-5415.

10.16*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed July 29, 2009. Commission File No. 1-5415.

10.17*
First Amendment to the A.M. Castle & Co. Supplemental 410(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed April 16, 2009. Commission File No. 1-5415.

10.18*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed April 27, 2009. Commission File No. 1-5415.

10.19*
Board of Directors resolutions adopted July 23, 2009, approving changes to the Company’s non-employee director compensation program. Please refer to the Item 1.01 of Form 8-K filed July 29, 2009 for further information regarding the Company’s non employee director annual compensation program. Commission File No. 1-5415.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co. (Registrant)
Date: July 30, 2009	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President – Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index		Page

The following exhibits are filed herewith or incorporated by reference:

3.2	By-Laws of the Company, as amended on July 23, 2009	E-1

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.3 to Form 8-K filed July 29, 2009. Commission File No. 1-5415.

10.16*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed July 29, 2009. Commission File No. 1-5415.

10.17*	First Amendment to the A.M. Castle & Co. Supplemental 410(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed April 16, 2009. Commission File No. 1-5415.

10.18*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed April 27, 2009. Commission File No. 1-5415.

10.19*	Board of Directors resolutions adopted July 23, 2009, approving changes to the Company’s non-employee director compensation program. Please refer to the Item 1.01 of Form 8-K filed July 29, 2009 for further information regarding the Company’s non employee director annual compensation program. Commission File No. 1-5415.	E-14

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-15

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-16

Exhibit Index		Page

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-17

*	Indicates a management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this report.