Form 10-Q
period 2009-09-30
CASTLE A M & CO
filed 2009-11-03
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2009
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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009

Common Stock, $0.01 Par Value	22,908,070 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25-26

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27-28
EX-31.1
EX-31.2
EX-32.1

Item 1. Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$20,110	$15,277
Accounts receivable, less allowances of $3,864 at September 30, 2009 and $3,318 at December 31, 2008	109,515	159,613
Inventories, principally on last-in, first-out basis (replacement cost higher by $108,080 at September 30, 2009 and $133,748 at December 31, 2008)	194,380	240,673
Other current assets	5,753	6,976
Income taxes receivable	24,657	640
Deferred income taxes	—	5,244

Total current assets	354,415	428,423
Investment in joint venture	22,943	23,340
Goodwill	51,411	51,321
Intangible assets	50,330	55,742
Prepaid pension cost	27,471	26,615
Other assets	4,549	5,303
Property, plant and equipment, at cost
Land	5,191	5,184
Building	51,810	50,069
Machinery and equipment (includes construction in progress)	178,249	172,500

	235,250	227,753
Less — accumulated depreciation	(150,173)	(139,463)

	85,077	88,290

Total assets	$596,196	$679,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,079	$126,490
Accrued liabilities	24,157	27,929
Income taxes payable	908	6,451
Deferred income taxes — current	6,050	—
Current portion of long-term debt	10,876	10,838
Short-term debt	11,925	31,197

Total current liabilities	130,995	202,905

Long-term debt, less current portion	75,540	75,018
Deferred income taxes	36,812	38,743
Other non-current liabilities	13,724	15,068
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value — 10,000 shares authorized; 12,000 shares issued and no shares outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value — 30,000 shares authorized; 23,115 shares issued and 22,908 outstanding at September 30, 2009 and 22,850 shares issued and 22,654 outstanding at December 31, 2008	230	228
Additional paid-in capital	177,819	176,653
Retained earnings	171,912	184,651
Accumulated other comprehensive loss	(7,882)	(11,462)
Treasury stock, at cost — 207 shares at September 30, 2009 and 197 shares at December 31, 2008	(2,954)	(2,770)

Total stockholders’ equity	339,125	347,300

Total liabilities and stockholders’ equity	$596,196	$679,034

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$183,960	$388,898	$631,307	$1,179,492

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	137,671	287,773	464,917	876,313
Warehouse, processing and delivery expense	26,160	40,547	83,305	119,163
Sales, general and administrative expense	23,625	38,372	81,474	110,022
Depreciation and amortization expense	5,149	5,574	16,107	17,452

Operating (loss) income	(8,645)	16,632	(14,496)	56,542

Interest expense, net	(1,539)	(2,781)	(4,797)	(7,040)

(Loss) income before income taxes and equity in earnings of joint venture	(10,184)	13,851	(19,293)	49,502

Income tax benefit (provision)	3,607	(5,720)	7,834	(21,019)

(Loss) income before equity in earnings of joint venture	(6,577)	8,131	(11,459)	28,483

Equity in earnings of joint venture	240	3,347	81	8,060

Net (loss) income	$(6,337)	$11,478	$(11,378)	$36,543

Basic (loss) earnings per share	$(0.28)	$0.51	$(0.50)	$1.63

Diluted (loss) earnings per share	$(0.28)	$0.50	$(0.50)	$1.62

Dividends per common share paid	$—	$0.06	$0.06	$0.18

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2009	2008

Operating activities:
Net (loss) income	$(11,378)	$36,543
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Depreciation and amortization	16,107	17,452
Amortization of deferred gain	(670)	(890)
Equity in earnings of joint venture	(81)	(8,060)
Dividends from joint venture	485	2,086
Deferred tax (benefit) provision	9,248	(1,065)
Share-based compensation expense	1,079	2,555
Excess tax deficiencies (benefits) from share-based payment arrangements	95	(2,752)
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	52,552	(46,037)
Inventories	49,624	(57,765)
Other current assets	180	4,947
Other assets	(2,440)	1,436
Prepaid pension costs	(562)	(1,554)
Accounts payable	(47,917)	40,711
Accrued liabilities	(4,772)	(858)
Income taxes receivable and payable	(29,576)	(1,082)
Postretirement benefit obligations and other liabilities	(865)	(1,297)

Net cash from (used in) operating activities	31,109	(15,630)

Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(26,857)
Capital expenditures	(6,202)	(18,814)
Proceeds from sale of fixed assets	19	75
Insurance proceeds	1,093	—

Net cash used in investing activities	(5,090)	(45,596)

Financing activities:
Short-term (repayments) borrowings, net	(19,276)	34,269
Proceeds from issuance of long-term debt	—	30,490
Repayments of long-term debt	(1,755)	(409)
Payment of debt issuance fees	—	(424)
Common stock dividends	(1,361)	(4,042)
Excess tax (deficiencies) benefits from share-based payment arrangements	(95)	2,752
Payment of withholding taxes from share-based incentive issuance	—	(6,000)
Exercise of stock options and other	—	450

Net cash (used in) from financing activities	(22,487)	57,086

Effect of exchange rate changes on cash and cash equivalents	1,301	(1,134)

Net increase in cash and cash equivalents	4,833	(5,274)

Cash and cash equivalents — beginning of year	15,277	22,970

Cash and cash equivalents — end of period	$20,110	$17,696

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
Non-cash investing activities for the nine months ended September 30, 2009 and 2008 consisted of $93 and $406, of capital expenditures financed by accounts payable, respectively. For the nine months ended September 30, 2008, non-cash investing activities also included $1,997 of stock consideration probable of being paid, but not yet paid, related to the acquisition of Metals U.K. Group.
(2) New Accounting Standards
Standards Adopted
Effective July 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. Authoritative guidance references included in these interim financial statements have been updated to reflect the provisions of ASC 105.
Effective June 30, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (“ASC 855”). ASC 855 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. Management must perform its assessment for both interim and annual financial reporting periods. The adoption of ASC 855 did not have an impact on the Company’s financial position, results of operations and cash flows. See Note 14 for disclosure required by ASC 855.
Effective June 30, 2009, the Company adopted new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, “Financial Instruments,” requires fair value disclosures of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations and cash flows. See Note 4.

Effective January 1, 2009, the Company adopted new guidance related to the accounting for business combinations. The new guidance, which is now part of ASC 805, “Business Combinations,” establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The modifications to ASC 805 also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations and cash flows.
Effective January 1, 2009, the Company adopted new guidance that addresses whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, “Earnings per Share,” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the “two-class method.” Due to the insignificant number of participating securities outstanding at September 30, 2009, the adoption of the new guidance did not have an impact on the Company’s earnings per share calculation. See Note 3.
Standards Issued Not Yet Adopted
On June 12, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has not yet been adopted into Codification. The revised guidance amends the consolidation guidance that applies to a variable interest entity (“VIE”). The amendments will significantly affect the overall consolidation analysis. Under the revised guidance, an enterprise will need to carefully reconsider its previous consolidation conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The revised guidance is effective for the Company as of January 1, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of the revised guidance on the Company’s financial position, results of operations and cash flows.
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, restricted stock awards and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Numerator:
Net (loss) income	$(6,337)	$11,478	$(11,378)	$36,543

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,908	22,644	22,846	22,487
Effect of dilutive securities:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Outstanding employee and directors’ common stock options, restricted stock and share-based awards	—	135	—	117

Denominator for diluted earnings per share	22,908	22,779	22,846	22,604

Basic (loss) earnings per share	$(0.28)	$0.51	$(0.50)	$1.63

Diluted (loss) earnings per share	$(0.28)	$0.50	$(0.50)	$1.62

Excluded outstanding common stock options having an anti-dilutive effect	239	20	239	20
For the three and nine months ended September 30, 2009 and 2008, the undistributed (losses) earnings attributed to participating securities, which represent restricted stock granted by the Company, were less than one percent of total earnings (losses).
(4) Debt
Short-term and long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
SHORT-TERM DEBT
U.S. Revolver A (a)	$3,500	$18,000
Foreign	—	3,200
Trade acceptances (b)	8,425	9,997

Total short-term debt	11,925	31,197

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments through 2015	56,816	56,816
U.S. Revolver B (a)	24,803	24,018
Industrial development revenue bonds at a 1.617% weighted average interest rate, due in 2009	3,500	3,500
Other, primarily capital leases	1,297	1,522

Total long-term debt	86,416	85,856
Less current portion	(10,876)	(10,838)

Total long-term portion	75,540	75,018

TOTAL SHORT-TERM AND LONG-TERM DEBT	$98,341	$117,053

(a)	On January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) dated as of September 5, 2006 with its lending syndicate. The 2008 Senior Credit Facility provides a $230,000 five-year secured revolver. The facility consists of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B”), and (iii) a Cdn. $9,800 revolving loan (corresponding to $10,000 in U.S.

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

The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding under this instrument are not expected to be repaid within the next 12 months. Taking into consideration the most recent borrowing base calculation as of September 30, 2009, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, the Company had availability of $62,942 under its U.S. Revolver A and $25,197 under its U.S. Revolver B. The Company’s Canadian subsidiary had availability of approximately $8,323. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B for the nine months ended September 30, 2009 was 1.92% and 1.92%, respectively.

b)	At September 30, 2009, the Company had $8,425 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 2.53% for the nine months ended September 30, 2009.

The fair value of the Company’s fixed rate debt as of September 30, 2009, including current maturities, was estimated to be between $50,200 and $52,400 compared to a carrying value of $56,816. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of September 30, 2009, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is $24,630, assuming the current amount of debt outstanding at the end of the period was outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $28,303 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.

As of September 30, 2009, the Company remains in compliance with the covenants of its financing agreements, which requires it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.

(5) Segment Reporting
The Company distributes and performs processing on both metals and plastics. Although the distribution processes are similar, the customer markets, supplier bases and types of products are different. Additionally, the Company’s Chief Executive Officer, the chief operating decision-maker, reviews and manages these two businesses separately. As such, these businesses are considered reportable segments and are reported accordingly.
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
The Company’s Plastics segment consists exclusively of a wholly owned subsidiary that operates as Total Plastics, Inc. (“TPI”) headquartered in Kalamazoo, Michigan. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates the performance of its business segments based on operating income.
Segment information for the three months ended September 30, 2009 and 2008 is as follows:

	Net	Operating (Loss)	Capital	Depreciation &
	Sales	Income	Expenditures	Amortization

2009
Metals segment	$161,772	$(7,963)	$1,190	$4,818
Plastics segment	22,188	710	90	331
Other	—	(1,392)	—	—

Consolidated	$183,960	$(8,645)	$1,280	$5,149

2008
Metals segment	$360,073	$19,239	$6,924	$5,245
Plastics segment	28,825	508	628	329
Other	—	(3,115)	—	—

Consolidated	$388,898	$16,632	$7,552	$5,574

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Segment information for the nine months ended September 30, 2009 and 2008 is as follows:

	Net	Operating (Loss)	Capital	Depreciation &
	Sales	Income	Expenditures	Amortization
2009
Metals segment	$566,930	$(11,008)	$5,974	$15,089
Plastics segment	64,377	84	228	1,018
Other	—	(3,572)	—	—

Consolidated	$631,307	$(14,496)	$6,202	$16,107

2008
Metals segment	$1,087,739	$62,111	$17,170	$16,502
Plastics segment	91,753	3,222	1,644	950
Other	—	(8,791)	—	—

Consolidated	$1,179,492	$56,542	$18,814	$17,452

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for total assets is as follows:

	September 30,	December 31,
	2009	2008

Metals segment	$524,642	$602,897
Plastics segment	48,611	52,797
Other	22,943	23,340

Consolidated	$596,196	$679,034

“Other” — Total assets consist of the Company’s investment in joint venture.
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the nine months ended September 30, 2009 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2009	$38,348	$12,973	$51,321
Currency valuation	90	—	90

Balance as of September 30, 2009	$38,438	$12,973	$51,411

As discussed in Note 8, “Goodwill and Intangible Assets”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company recorded a goodwill impairment charge of $58,860 for the year ended December 31, 2008.
The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2009 test, the Company determined that there was no impairment of goodwill. The Company’s year-to-date operating results, among other factors, were considered in determining whether it was more likely than not that the fair value for any reporting unit had declined below its carrying value, which would require the Company to perform an interim goodwill impairment test during the nine months ended September 30, 2009. A continued recession or further economic declines could result in changes to management’s expectations of future financial results and/or key valuation assumptions. These changes could result in changes to estimates of the fair value of the Company’s reporting units and could result in a test for the impairment of goodwill prior to January 1, 2010.
The following summarizes the components of intangible assets:

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$69,522	$19,762	$69,292	$14,729
Non-compete agreements	2,924	2,354	2,805	1,626
Trade name	378	378	378	378

Total	$72,824	$22,494	$72,475	$16,733

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended September 30, 2009 and 2008, amortization expense was $1,869 and $2,071, respectively. For the nine-month periods ended September 30, 2009 and 2008, amortization expense was $5,662 and $6,269, respectively.
The following is a summary of the estimated annual amortization expense for 2009 and each of the next 4 years:

2009	$7,415
2010	7,103
2011	6,626
2012	6,141
2013	6,141
(7) Inventories
Over eighty percent of the Company’s inventories are stated at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2009, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $108,080 and $133,748 at September 30, 2009 and December 31, 2008, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(8) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $369 and $798 for the three months ended September 30, 2009 and 2008, respectively and $1,079 and $2,555 for the nine months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $144 and $311 for the three months ended September 30, 2009 and 2008, respectively and $421 and $996 for the nine months ended September 30, 2009 and 2008, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of September 30, 2009 associated with all share-based payment arrangements is $1,341 and the weighted average period over which it is to be expensed is 1.3 years.
Stock Options
A summary of the stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price

Stock options outstanding at January 1, 2009	246	$11.49
Expired	(7)	15.22

Stock options outstanding at September 30, 2009	239	11.37

Stock options vested or expected to vest as of September 30, 2009	239

The total intrinsic value of options outstanding at September 30, 2009 is $339. As of September 30, 2009, stock options outstanding had a weighted average remaining contractual life of 4 years. There was no unrecognized compensation cost related to stock option compensation arrangements.
Restricted Stock
The total fair value of shares vested during the nine months ended September 30, 2009 was $908. No shares vested during the three months ended September 30, 2009. The fair value of the non-performance based restricted stock awards is established using the market price of the Company’s stock on the date of grant.

A summary of the restricted stock activity is as follows:

		Weighted-Average Grant Date
Restricted Stock	Shares	Fair Value

Non-vested shares outstanding at January 1, 2009	68	$26.23
Granted	267	8.14
Forfeited	(13)	18.67
Vested	(34)	26.67

Non-vested shares outstanding at September 30, 2009	288	12.86

Non-vested shares expected to vest as of September 30, 2009	252

In addition to the performance awards discussed below (see “Long-Term Incentive Plans”), the Company’s 2009 Long-Term Incentive Plan included issuance of approximately 187 shares of restricted stock. These shares of restricted stock cliff vest at the end of a three-year service period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom shares of restricted stock have been granted must be employed by the Company at the end of the service period or the award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense is recognized based on management’s estimate of the total number of shares of restricted stock expected to vest at the end of the service period. The unrecognized compensation cost as of September 30, 2009 associated with restricted stock is $991.
Deferred Compensation Plan
As of September 30, 2009, a total of 29 common share equivalent units are included in the director stock equivalent unit accounts. The unrecognized compensation cost as of September 30, 2009 associated with directors deferred compensation is $350.
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

The status of the active LTI Plans as of September 30, 2009 is summarized below:

			Maximum Number of
			Performance Shares
		Estimated Number of	that could
	Grant Date Fair	Performance Shares	Potentially be
Plan Year	Value	to be Issued	Issued

2007	$25.45 - $34.33	—	175
2008	$22.90 - $28.17	—	367
2009	$5.66	—	711
(9) Comprehensive (Loss) Income
Comprehensive (loss) income includes net income and all other non-owner changes to equity that are not reported in net income. The Company’s comprehensive (loss) income for the three months ended September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008

Net (loss) income	$(6,337)	$11,478
Foreign currency translation gain (loss)	1,200	(3,249)
Pension cost amortization, net of tax	60	59

Total comprehensive (loss) income	$(5,077)	$8,288

The Company’s comprehensive (loss) income for the nine months ended September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008

Net (loss) income	$(11,378)	$36,543
Foreign currency translation gain (loss)	3,401	(4,052)
Pension cost amortization, net of tax	179	1,224

Total comprehensive (loss) income	$(7,798)	$33,715

The components of accumulated other comprehensive loss is as follows:

	September 30,	December 31,
	2009	2008

Foreign currency translation losses	$(2,392)	$(5,793)
Unrecognized pension and postretirement benefit costs, net of tax	(5,490)	(5,669)

Total accumulated other comprehensive loss	$(7,882)	$(11,462)

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
Components of the net periodic pension and postretirement benefit cost for the three and nine months ended are as follows:

	For the Three Months Ended
	September 30,
	2009	2008

Service cost	$197	$529
Interest cost	1,934	1,826
Expected return on assets	(2,253)	(2,781)
Amortization of prior service cost	72	26
Amortization of actuarial loss	34	83

Net periodic pension and postretirement benefit, excluding impact of curtailment	$(16)	$(317)

	For the Nine Months Ended
	September 30,
	2009	2008

Service cost	$590	$1,587
Interest cost	5,801	5,479
Expected return on assets	(6,758)	(8,343)
Amortization of prior service cost	215	78
Amortization of actuarial loss	102	249

Net periodic pension and postretirement benefit, excluding impact of curtailment	$(50)	$(950)

As of September 30, 2009, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2009.
(11) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a Midwestern U.S. metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars.
The following information summarizes financial data for this joint venture for the nine months ended September 30, 2009:

	For the Nine Months Ended
	September 30,
	2009	2008

Net sales	$78,871	$174,818
Cost of materials	68,483	139,916
(Loss) income before taxes	(288)	17,621
Net income	162	16,120

(12)	Commitments and Contingent Liabilities

At September 30, 2009, the Company had $6,621 of irrevocable letters of credit outstanding which primarily consisted of $3,500 in support of the outstanding industrial development revenue bonds and $2,100 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
(13) Income Taxes
During the nine months ended September 30, 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. The Company settled with the IRS on various tax matters. As a result of the settlement, the Company’s tax benefit for the nine-month period ended September 30, 2009 included a $368 discrete benefit. During the nine-month period ended September 30, 2009, the Company paid $4,086 in tax due to the IRS which was primarily related to temporary differences associated with the Company’s inventory costing methodology.
During the three month period ended September 30, 2009, the Company filed a change of accounting with its 2008 federal income tax return related to its LIFO inventory accounting method for tax. This change resulted in a $14,773 reduction in the Company’s current tax liability and a corresponding increase in its deferred income tax liability.
The Company or its subsidiaries files income tax returns in the U.S., 28 states and seven foreign jurisdictions. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries is subject. Due to the potential expiration of statutes of limitations, it is reasonably possible that the gross unrecognized tax benefits may potentially decrease within the next 12 months by a range of approximately $0 to $1,400.
(14) Subsequent Events
The Company evaluated subsequent events through November 2, 2009, which corresponds to the issue date of the Company’s interim financial statements for the period ended September 30, 2009. No events requiring financial statement recognition or disclosure were identified.

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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower demand from its customer base in the third quarter of 2009 in both the Metals and Plastics segments, reflecting the declines in the overall global economy compared to the third quarter of 2008. The Company implemented several cost reduction initiatives in response to the declining demand for its products, resulting in operating expenses in the third quarter of 2009 that were 34.9% lower than the prior year period.
Metals segment sales decreased 55.1% from the third quarter of 2008. Average tons sold per day decreased 49%. Key end-use markets that experienced significant declines in demand include oil and gas, business jet, heavy equipment, industrial goods and construction equipment.
The Metals segment successfully completed the fourth phase of implementation of its ERP system on August 31, 2009. This phase converted all of the Company’s locations in the Eastern United States (“U.S.”) to the new ERP system.
The Company’s Plastics segment reported a sales decline of 22.9% compared to the third quarter of 2008, primarily due to lower sales volume.
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2007 through the third quarter of 2009. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Based on the data below, the index rose above 50.0 during the third quarter of 2009. The increase in the index indicates growth in the manufacturing sector of the economy for the first time since the third quarter of 2007.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4

2007	50.5	53.0	51.3	49.6
2008	49.2	49.5	47.8	36.1
2009	35.9	42.6	51.5

A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a lag basis.
Results of Operations: Third Quarter 2009 Comparisons to Third Quarter 2008
Consolidated results by business segment are summarized in the following table for the quarter ended September 30, 2009 and 2008.

			Fav/(Unfav)

	2009	2008	$ Change	% Change
Net Sales
Metals	$161.8	$360.1	$(198.3)	(55.1)%
Plastics	22.2	28.8	(6.6)	(22.9)%

Total Net Sales	$184.0	$388.9	$(204.9)	(52.7)%

Cost of Materials
Metals	$122.5	$268.2	$145.7	54.3%
% of Metals Sales	75.7%	74.5%
Plastics	15.2	19.6	4.4	22.4%
% of Plastics Sales	68.5%	68.1%

Total Cost of Materials	$137.7	$287.8	$150.1	52.2%
% of Total Sales	74.8%	74.0%

Operating Costs and Expenses
Metals	$47.3	$72.7	$25.4	34.9%
Plastics	6.3	8.7	2.4	27.6%
Other	1.4	3.1	1.7	54.8%

Total Operating Costs & Expenses	$55.0	$84.5	$29.5	34.9%
% of Total Sales	30.0%	21.7%

Operating (Loss) Income
Metals	$(8.0)	$19.2	$(27.2)	(141.7)%
% of Metals Sales	(4.9)%	5.3%
Plastics	0.7	0.5	0.2	40.0%
% of Plastics Sales	3.2%	1.7%
Other	(1.4)	(3.1)	1.7	54.8%

Total Operating (Loss) Income	$(8.7)	$16.6	$(25.3)	(152.4)%
% of Total Sales	(4.7)%	4.3%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $184.0 million, a decrease of $204.9 million, or 52.7%, versus the third quarter of 2008. Decreased revenues were primarily the result of lower shipping volumes in light of continued challenges in the global economy and the metals and plastics markets. Metals segment sales during the third quarter of 2009 of $161.8 million were $198.3 million, or 55.1%, lower than the same period last year. Average tons sold per day decreased 49% compared to the prior year quarter. The softness experienced in the third quarter was broad-based, impacting virtually all end-markets and products compared to the prior year quarter.
Plastics segment sales during the third quarter of 2009 of $22.2 million were $6.6 million, or 22.9% lower than the second quarter of 2008 due to lower sales volume. The Plastics business also experienced softer demand during the quarter across its primary end markets including retail, marine and automotive when compared to the prior year quarter.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the third quarter of 2009 were $137.7 million, a decrease of $150.1 million, or 52.2%, compared to the third quarter of 2008. Material costs for the Metals segment were 75.7% as a percent of net sales, an increase of 1.2% as a percent of net sales, from the third quarter of 2008. Material costs as a percentage of net sales were higher in the third quarter of 2009 than the prior year quarter due to more competitive pricing in the marketplace and due to the Company’s inventory reduction activities. Material costs for the Plastics segment were 68.5% as a percent of net sales for the second quarter of 2009 as compared to 68.1% for the same period last year.
Operating Expenses and Operating (Loss) Income:
Operating costs and expenses decreased $29.5 million, or 34.9%, compared to the third quarter of 2008. Operating costs and expenses were $55.0 million, or 30.0% of net sales, compared to $84.5 million, or 21.7% of net sales during the third quarter of 2008. In response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, the Company implemented several initiatives during the first nine months of 2009 to align its cost structure with activity levels. In April 2009, management estimated that 2009 operating costs would be $65 million lower than 2008 levels. The Company achieved its $65 million annual cost reduction goal at the end of the third quarter 2009 and now expects 2009 operating costs to be at least $75 million lower than 2008 levels. The actions announced in April included reductions in payroll costs through a combination of reduced work weeks and furloughs, suspension of the Company’s 401(k) contributions and executive salary reductions of at least 10 percent.
The $29.5 million decrease in operating expenses for the third quarter of 2009 compared to the third quarter of 2008 primarily relates to the following:
•	Warehouse, processing and delivery costs decreased by $14.4 million of which $7.9 million is the result of lower sales volume and $6.5 million is due to decreased payroll costs associated with workforce reductions, reduced workweeks and suspension of the Company 401(k) contributions;

•	Sales, general and administrative costs decreased by $14.7 million primarily due to lower ERP implementation costs of $2.7 million and decreased payroll related costs of $6.7 million associated with workforce reductions and reduced workweeks, incentive compensation and suspension of Company 401(k) contributions; and

•	Depreciation and amortization expense was $0.4 million lower due to a decrease in capital expenditures across the Company and certain intangible assets of Metals U.K. becoming fully amortized in 2008.
Consolidated operating loss for the third quarter of 2009 was $8.7 million compared to operating income of $16.6 million for the same period last year. The Company’s third quarter 2009 operating (loss) income as a percent of net sales decreased to (4.7)% from 4.3% in the third quarter of 2008, primarily due to decreased sales volume in light of the current business environment.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.5 million in the third quarter of 2009, a decrease of $1.2 million versus the same period in 2008 as a result of reduced borrowings and lower weighted average interest rates.

For the quarters ended September 30, 2009 and 2008, the Company recorded a $3.6 million tax benefit and a $5.7 million tax provision, respectively. The effective tax rate for the quarters ended September 30, 2009 and 2008 were 35.4% and 41.3%, respectively. The decline in the effective tax rate compared to the third quarter of 2008 was primarily the result of lower earnings of the joint venture offset, in part, by the relative mix of the loss and income between the U.S., with a higher total tax rate, and the Company’s lower taxed foreign jurisdictions.
Equity in earnings of the Company’s joint venture was $0.2 million in the third quarter of 2009, compared to $3.3 million for the same period last year. The decline is a result of overall weaker demand for Kreher’s products due to the economic decline over the past year.
Consolidated net loss for the third quarter of 2009 was $6.3 million, or $0.28 per diluted share, versus net income of $11.5 million, or $0.50 per diluted share, for the same period in 2008.
Results of Operations: Nine Months 2009 Comparisons to Nine Months 2008
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2009 and 2008.

	Fav/(Unfav)
	2009	2008	$ Change	% Change

Net Sales
Metals	$566.9	$1,087.7	$(520.8)	(47.9)%
Plastics	64.4	91.8	(27.4)	(29.8)%

Total Net Sales	$631.3	$1,179.5	$(548.2)	(46.5)%

Cost of Materials
Metals	$420.8	$813.6	$392.8	48.3%
% of Metals Sales	74.2%	74.8%
Plastics	44.1	62.7	18.6	29.7%
% of Plastics Sales	68.5%	68.3%

Total Cost of Materials	$464.9	$876.3	$411.4	46.9%
% of Total Net Sales	73.6%	74.3%

Operating Costs and Expenses
Metals	$157.1	$212.0	$54.9	25.9%
Plastics	20.2	25.9	5.7	22.0%
Other	3.6	8.8	5.2	59.1%

Total Operating Costs & Expenses	$180.9	$246.7	$65.8	26.7%
% of Total Net Sales	28.7%	20.9%

Operating (Loss) Income
Metals	$(11.0)	$62.1	$(73.1)	(117.7)%
% of Metals Sales	(1.9)%	5.7%
Plastics	0.1	3.2	(3.1)	(96.9)%
% of Plastics Sales	0.2%	3.5%
Other	(3.6)	(8.8)	5.2	59.1%

Total Operating (Loss) Income	$(14.5)	$56.5	$(71.0)	(125.7)%
% of Total Net Sales	(2.3)%	4.8%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $631.3 million, a decrease of $548.2 million, or 46.5%, compared to the same period last year. Decreased revenues were primarily the result of lower shipping volumes in light of continued challenges in the global economy and the metals and plastics markets. Metals segment sales of $566.9 million were $520.8 million, or 47.9%, lower than the same period last year. Average tons sold per day decreased 44.8% compared to the prior year period. The softness experienced in the first nine months of 2009 was broad-based, impacting virtually all end-markets and products reflecting significantly weaker demand conditions compared to last year.
Plastics segment sales of $64.4 million were $27.4 million, or 29.8% lower than the same period last year. The Plastics business also experienced softer demand during the nine months ended September 30, 2009 as a result of weaker economic conditions overall in 2009 compared to the prior year period.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) were $464.9 million, a decrease of $411.4 million, or 46.9%, compared to the same period last year. Material costs for the Metals segment were 74.2% as a percent of net sales, a decrease of 0.6% as a percent of net sales, versus the first nine months of 2008. The Company has been more successful managing product surcharges and pricing levels in 2009, resulting in lower product costs as a percent of net sales compared to the prior year period. Material costs for the Plastics segment were consistent at 68.5% and 68.3% as a percent of net sales for the first nine months of 2009 and 2008, respectively.
Operating Expenses and Operating Income:
Year-to-date operating costs and expenses decreased $65.8 million, or 26.7%, compared to the same period last year. Operating costs and expenses were $180.9 million, or 28.7% as a percent of sales, compared to $246.7 million, or 20.9% as a percent of sales last year. In response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, the Company implemented numerous initiatives during the first nine months of 2009 to align its cost structure with activity levels. The cost reduction actions primarily focused on payroll related costs, the Company’s largest operating expense category, resulting in reduced work weeks and furloughs, suspension of the Company’s 401(k) contributions and executive salary reductions of at least 10 percent.
The $65.8 million decrease in operating expenses for the first nine months of 2009 compared to 2008 primarily relates to the following:
•	Warehouse, processing and delivery costs decreased by $35.9 million of which $19.7 million is the result of lower sales volume and $16.2 million is due to decreased payroll costs associated with workforce reductions, reduced workweeks and suspension of the Company 401(k) contributions;

•	Sales, general and administrative costs decreased by $28.6 primarily due to lower ERP implementation costs of $5.0 million, decreased payroll related costs of $12.5 million associated with workforce reductions and reduced workweeks, incentive compensation and suspension of Company 401(k) contributions and included a gain of $1.3 million related to an insurance settlement during the second quarter of 2009; and

•	Depreciation and amortization expense was $1.3 million lower due to a decrease in capital expenditures across the Company and certain intangible assets of Metals U.K. becoming fully amortized in 2008.

Consolidated operating loss for the nine months ended September 30, 2009 was $14.5 million compared to operating income of $56.5 million for the same period last year, primarily due to decreased sales volume in light of the current business environment.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $4.8 million for the nine months ended September 30, 2009, a decrease of $2.2 million versus the same period in 2008 as a result of reduced borrowings and lower weighted average interest rates.
For the nine-month periods ended September 30, 2009 and 2008, the Company recorded a $7.8 million tax benefit and a $21.0 million tax provision, respectively. The $7.8 million tax benefit for the nine-month period ended September 30, 2009 included a $0.5 million benefit from favorable discrete items and a $7.3 million tax benefit from operations due to pre-tax losses incurred for the first nine months of 2009. The effective tax rate for the nine months ended September 30, 2009 and 2008 were 40.6% and 42.5%, respectively. The decrease in the effective tax rate was primarily the result of the impact of reduced earnings of the joint venture offset, in part, by the impact from the favorable discrete items. During the nine months ended September 30, 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. The Company settled with the IRS on various tax matters. The Company paid $4.1 million in tax due to the IRS which was primarily related to temporary differences associated with the Company’s inventory costing methodology. As a result of the settlement, the Company recorded a $0.4 million discrete benefit during the nine months ended September 30, 2009.
Equity in earnings of the Company’s joint venture was $0.1 million for the nine months ended 2009, compared to $8.1 million for the same period last year. The decline is a result of weaker demand for Kreher’s products compared to the same period last year.
Consolidated net loss for the first nine months of 2009 was $11.4 million, or $0.50 per diluted share, versus net income of $36.5 million, or $1.62 per diluted share, for the same period in 2008.
Accounting Policies:
Effective January 1, 2009, the Company adopted new guidance related to the following topics:
•	business combinations; and

•	determining whether instruments granted in share-based payment transactions are participating securities.
Effective June 30, 2009, the Company adopted new guidance related to the following topics:
•	subsequent events; and

•	interim disclosures about fair value of financial instruments.
Effective July 1, 2009 the Company adopted Accounting Standards Codification Topic 105, “Generally Accepted Accounting Principles.”
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
Net cash from operating activities for the first nine months of 2009 was $31.1 million. Average receivable days outstanding was 53.8 days in the third quarter of 2009 as compared to an average of 51.8 days in the fourth quarter of 2008. During the quarter, a 3.1 day improvement in days sales outstanding was achieved when compared to the second quarter of 2009 reflecting improved collection activity. Average days sales in inventory was 200.4 days in the third quarter of 2009 versus an average of 147.4 days for the fourth quarter of 2008. There was a 4 day reduction in inventory days outstanding during the third quarter as compared to the second quarter of 2009 primarily resulting from the Company’s inventory reduction efforts. Management remains committed to improving these turn rates, however current economic conditions along with the seasonal effect may impact our ability to do so in the fourth quarter.
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of September 30, 2009, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

			Weighted Average
	Outstanding	Availability as of	Interest Rate for the Nine
	Borrowings as of	September 30,	Months Ended September
Debt type	September 30, 2009	2009	30, 2009

U.S. Revolver A	$3.5	$62.9	1.92%
U.S. Revolver B	24.8	25.2	1.92%
Canadian facility	—	8.3	—
Trade acceptances	8.4	n/a	2.53%
Capital expenditures for the nine months ended September 30, 2009 were $6.2 million, a decrease of $12.6 million compared to the nine months ended September 30, 2008. In order to strengthen the Company’s liquidity position, the routine capital expenditure budget has been reduced from the planned $10 million to a total of $5 million in 2009. Management previously established working capital goals to reduce inventory levels by $100 million and net debt levels (total debt less cash and cash equivalents) by $50 million by the end of 2009. The Company believes that net debt is an important measure as it shows the Company’s aggregate indebtedness to banks and other external financial institutions by netting the value of its debts with its cash and cash equivalents. Net debt along with total debt is a useful measure of the Company’s capital structure. The Company’s current forecasts estimate that the inventory reduction will be approximately $80 million if demand in the metals and plastics markets stabilizes during the fourth quarter of 2009. The net debt reduction goal of $50 million is anticipated to be achieved.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2009	$10.8
2010	7.5
2011	7.9
2012	8.2
2013	33.4
2014 and beyond	18.6

Total debt	$86.4

As of September 30, 2009, the Company remains in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital ratios, working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
The Company expects to receive its 2008 federal income tax refund of approximately $15.8 million in the fourth quarter of 2009 as well as receive refunds from various states totaling $2.1 million during the next 6 months. Approximately $14.8 million of the federal income tax and state income tax refunds is a result of the Company changing its LIFO inventory accounting method for tax. In addition to its available borrowing capacity, management believes that, in the absence of significant unanticipated cash demands, the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund anticipated working capital needs and capital expenditure programs and meet its debt obligations.
Current economic conditions have caused significant disruption in the financial markets resulting in reduced availability of debt and equity capital in the U.S. market as a whole. These conditions could persist for a prolonged period of time. The Company does not anticipate having the need for raising additional equity or securing additional debt to support its current business. However, our ability to access the capital markets may be restricted at a time when we would like to pursue those markets which could have an impact on our ability to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity may be materially adversely impacted by these market conditions. Further, in the current volatile state of the credit markets, there is risk that lenders, even with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments.
As of September 30, 2009, the Company had $6.6 million of irrevocable letters of credit outstanding, which primarily consisted of $3.5 million in support of the outstanding industrial revenue bonds and $2.1 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2008. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2008 for further discussion of such risks.
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
(b) Changes in Internal Control over Financial Reporting
The Company is in the process of implementing a new ERP system. The first three phases of the system implementation were completed through the first half of 2009 at the Company’s aerospace, Canadian, and nine domestic Metals business locations. The fourth scheduled phase of the implementation occurred during the third quarter of 2009 at the Company’s locations in the Eastern United States. To date, the facilities now on the new ERP system represent approximately 75% of the Company’s consolidated net sales for the first three quarters of 2009. This continued system conversion resulted in the modification of certain control procedures and processes to conform to the ERP system environment. The Company is continuing to evaluate the impact that the ERP system will have on certain of its internal controls and expects the new ERP system to enhance its control environment overall.
Except as described above, there were no significant changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2009 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. On July 27, 2009, receipt of approximately 389 shares was deferred as payment for the board compensation. The shares were acquired at a price of $12.87 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits

Exhibit No.	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date: November 2, 2009	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President — Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith:

Exhibit
No.	Description	Page

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-1

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-3