Form 10-K
period 2009-12-31
CASTLE A M & CO
filed 2010-03-12
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File Number: 1-5415
A. M. CASTLE & CO.
(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 455-7111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock — $0.01 par value	New York Stock Exchange
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
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $199,926,525.
The number of shares outstanding of the registrant’s common stock on March 5, 2010 was 22,907,290 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K

Proxy Statement furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders to be held April 22, 2010.	Part III

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
INDUSTRY AND MARKET DATA
In this report, we rely on and refer to information and statistics regarding the metal service center industry and general manufacturing markets. We obtained this information and these statistics from sources other than us, such as Purchasing magazine and the Institute of Supply Management, which we have supplemented where necessary with information from publicly available sources and our own internal estimates. We have used these sources and estimates and believe them to be reliable.
PART I
ITEM 1 — Business
In this annual report on Form 10-K, “the Company,” “we” or “our” refer to A. M. Castle & Co., a Maryland corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
Business and Markets
Company Overview
The Company is a specialty metals (89% of net sales) and plastics (11% of net sales) distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, commercial aircraft, heavy equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining, heavy equipment manufacturing, marine, office furniture and fixtures, transportation and general manufacturing industries.
The Company’s primary metals service center and corporate headquarters are located in Franklin Park, Illinois. The Company has 51 service centers located throughout North America (45), Europe (5) and Asia (1). The Company’s service centers hold inventory and process and distribute products to local geographic and select export markets.

Industry and Markets
Service centers act as supply chain intermediaries between primary producers, which necessarily deal in bulk quantities in order to achieve economies of scale, and end-users in a variety of industries that require specialized products in significantly smaller quantities and forms. Service centers also manage the differences in lead times that exist in the supply chain. While original equipment manufacturers (“OEM”) and other customers often demand delivery within hours, the lead time required by primary producers can be as long as several months. Service centers also provide value to their customers by aggregating purchasing, providing warehousing and distribution services, and by processing material to meet specific customer needs.
According to an April 2009 article in Purchasing magazine, “service centers comprise the largest single customer group for North American mills, buying and reselling more than 43% of all the carbon, alloy, stainless and specialty steels, aluminum, copper, brass and bronze, and superalloys produced in the U.S. and Canada last year. The U.S. and Canadian metals distribution industry generated $153 billion in 2008 net sales, or about 7% more than the $143 billion generated in 2007.”
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
In order to capture scale efficiencies and remain competitive, many primary metal producers are consolidating their operations and focusing on their core production activities. These producers have increasingly outsourced metals distribution and inventory management to metals service centers. This process of outsourcing allows them to work with a relatively small number of intermediaries rather than many end customers. As a result, metals service centers, including the Company, are now providing a range of services for their customers, including metal purchasing, processing and supply chain management services.
Recent Acquisitions and Expansions
In March 2009, the Company expanded its oil and gas presence through the Company’s existing Singapore operations with the addition of a sales office. The expansion will enable the Company to grow its oil and gas customer base by supporting customers’ international strategies through improved supply chain solutions to local customers throughout Asia, including Southeast Asia, China and India.
In 2008, the Company acquired Metals U.K. Group (“Metals U.K.”). Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has distribution and processing facilities in Blackburn, England, Hoddesdon, England and a sales office in Bilbao, Spain. The acquisition of Metals U.K. has allowed the Company to expand its global reach.
In 2008, the Company opened a new service center in Shanghai, China. The 45,700 square foot facility became fully operational in the second quarter of 2008. The Shanghai service center provides the Company the ability to serve new customers in China, as well as existing customers, which previously received processed specialty aerospace grade metals from the Company’s United States (“U.S.”) based aerospace operations.

Procurement
The Company purchases metals and plastics from many producers. Material is purchased in large lots and stocked at its service centers until sold, usually in smaller quantities and typically with some value-added processing services performed. The Company’s ability to provide quick delivery of a wide variety of specialty metals and plastic products, along with its processing capabilities, allows customers to lower their own inventory investment by reducing their need to order the large quantities required by producers or their need to perform additional material processing services. Some of the Company’s purchases are covered by long-term contracts and commitments, which generally have corresponding customer sales agreements.
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
Employees
At December 31, 2009, the Company had 1,576 full-time employees in its operations throughout the United States, Canada, Mexico, France, Spain, the United Kingdom, China and Singapore. Of these, 256 are represented by collective bargaining units, principally the United Steelworkers of America and International Brotherhood of Teamsters.
Business Segments
The Company distributes and performs processing for both metals and plastics. Although the distribution processes are similar, different customer markets, supplier bases and types of products exist. Additionally, our Chief Executive Officer reviews and manages these two businesses separately. As such, these businesses are considered reportable segments and are reported accordingly in the Company’s various public filings. Neither of the Company’s reportable segments has any unusual working capital requirements.
In the last three years, the percentages of total sales of the two segments were as follows:

	2009	2008	2007

Metals	89%	92%	92%
Plastics	11%	8%	8%

	100%	100%	100%
Metals Segment
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
The Company’s broad network of locations provides next-day delivery to most of the segment’s markets, and two-day delivery to virtually all of the rest.

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
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Co. (“Kreher”), a metals distributor headquartered in the Midwest, focusing on customers whose primary need is for immediate, reliable delivery of large quantities of alloy, special bar quality and stainless bars. The Company’s equity in the earnings from this joint venture is reported separately in the Company’s consolidated statements of operations. Kreher is considered a significant subsidiary under Rule 3-09 of Regulation S-X. Therefore, its stand-alone financial statements are included in this filing.
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
Our future operating results depend on the volatility of the prices of metals and plastics, which could cause our results to be adversely affected.
The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals prices decline, we would generally expect lower sales and possibly lower net income, depending on the timing of the price changes and the ability to pass price changes onto our customers. To the extent we are not able to pass on to our customers any increases in our raw materials prices, our gross margins and operating results may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profit margins or, in some cases, losses, either of which would reduce our profitability and could adversely impact our ability to remain in compliance with certain financial covenants in our loan facilities, as well as result in us incurring impairment charges.
We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenue and profitability.
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand availability of adequate credit and financing, customer inventory levels and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industries, specifically the aerospace and defense and oil and gas industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sector of the North American economy.

We may not be able to realize the benefits we anticipate from our acquisitions.
Some of our growth has been through acquisitions, and we intend to continue to seek attractive opportunities to acquire businesses in the future. Achieving the benefits of these acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of the acquired businesses. We may not be able to realize the benefits we anticipate from our acquisitions. Factors that could affect our ability to achieve these benefits include:
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
If the acquired businesses do not operate as we anticipate, it could adversely affect our operating results and financial condition. As a result, there can be no assurance that the acquisitions will be successful or will not, in fact, adversely affect our business.
We are vulnerable to interest rate fluctuations on our indebtedness, which could hurt our operating results.
We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under our revolving credit facility, our interest rate on borrowings is subject to changes based on fluctuations in the LIBOR and prime rates of interest. If interest rates significantly increase, we could be unable to service our debt which could have an adverse effect on our operating results.
The current global recession and financial crisis have had and are likely to continue to have an adverse impact on our business, operating results and financial condition.
The current global economic recession has, since the beginning of the fourth quarter of 2008, had an adverse effect on demand for our products and consequently the operating results, financial condition and cash flows. Operating results may remain at depressed levels until economic conditions improve and demand increases. There can be no assurance as to the timing or nature of any recovery. Many of our customers and the industries we serve have been significantly impacted by the current global recession and are experiencing extremely challenging market conditions. As a result, the current global recession may continue to have an adverse impact on our business, operating results and financial condition. Continued negative economic conditions, as well as a slow recovery period, could lead to reduced demand for our products, increased price competition, reduced gross margins, increased risk of obsolete inventories and higher operating costs as a percentage of revenue.
Due to the current financial crisis, it has been increasingly difficult for businesses to secure financing. These conditions could persist for a prolonged period of time or worsen in the future. Our existing $230 million revolving credit facility matures on January 2, 2013. Continued uncertainty in the capital and credit markets may negatively impact our business, including our ability to access additional financing at a time when we would like, or need, to access those markets to run or expand our business. These events may also make it more costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The diminished availability of credit and other capital is also affecting the industries we serve. Further volatility in worldwide capital and credit markets may continue to significantly impact the industries we serve and could result in further reduction in sales volumes, increased credit and collection risks and may have other adverse effects on our business.

Disruptions in the supply of raw materials could adversely affect our operating results and our ability to meet our customer demands.
If for any reason our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our operating results could suffer. Unforeseen disruptions in our supply bases could materially impact our ability to deliver products to customers. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel, metals and plastics producers. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our operating results.
Our industry is highly competitive, which may force us to lower our prices and may have an adverse effect on our operating results.
The principal markets that we serve are highly competitive. Competition is based principally on price, service, quality, processing capabilities, inventory availability and timely delivery. We compete in a highly fragmented industry. Competition in the various markets in which we participate comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources than we do and some of which have more established brand names in the local markets we serve. We also compete to a lesser extent with primary metals producers who typically sell to very large customers requiring shipments of large volumes of metal. Increased competition could force us to lower our prices or to offer increased services at a higher cost to us, which could have an adverse effect on our operating results.
Our business could be adversely affected by a disruption to our primary distribution hub.
Our largest facility, in Franklin Park, Illinois, serves as a primary distribution center that ships product to our other facilities as well as external customers. This same facility also serves as our headquarters. Our business could be adversely impacted by a major disruption at this facility in the event of:
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
A prolonged disruption of the services and capabilities of our Franklin Park facility and operation could adversely impact our operating results.
Damage to or a disruption in our information technology systems could impact our ability to conduct business and/or report our financial performance.
We are in the process of implementing new enterprise-wide resources planning (“ERP”) systems. In 2009, we completed the conversions of substantially all of the Company’s North American locations onto a new ERP system. However, we can provide no assurance that the continued phased-implementation at the Company’s remaining facilities will be successful or will occur as planned. Difficulties associated with the design and implementation of the new ERP system could adversely affect our business, our customer service and our operating results.
We rely on information technology systems to provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades or integration with new systems could lead to business interruption that could harm our reputation, increase our operating costs and decrease profitability. In addition, any significant disruption relating to our current or new information technology systems, whether due from such things as fire, flood, tornado and other natural disasters, power loss, network failures, loss of data, security breaches and computer viruses, or otherwise, may have an adverse effect on our business, our operating results and our ability to report our financial performance in a timely manner.

We operate in international markets, which expose us to a number of risks.
Although a substantial majority of our business activity takes place in the United States, we serve and operate in certain international markets, which expose us to political, economic and currency related risks, including the potential for adverse change in the local political climate or in government policies, laws and regulations, difficulty staffing and managing geographically diverse operations, restrictions on imports and exports or sources of supply, and change in duties and taxes. We operate in Canada, Mexico, France, and the United Kingdom, with limited operations in Spain, Singapore and China. An act of war or terrorism could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse effect on our operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
Approximately 256 of our employees are unionized, which represented approximately 16% of our employees at December 31, 2009, including those employed at our primary distribution center in Franklin Park, Illinois. A collective bargaining agreement covering approximately 199 hourly plant personnel at our Franklin Park, Cleveland and Kansas City facilities expires on October 1, 2010. Although we believe that we will be able to successfully negotiate a new collective bargaining agreement when the existing agreement expires, the negotiations:
•	may not be successful;
•	may result in a significant increase in the cost of labor; or
•	may break down and result in the disruption of our operations.
We cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our operating results and financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and adversely affect our operating results.
We could incur substantial costs in order to comply with, or to address any violations under, environmental and employee health and safety laws, which could adversely affect our operating results.
Our operations are subject to various environmental statutes and regulations, including laws and regulations governing materials we use. In addition, certain of our operations are subject to international, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Currently unknown cleanup obligations at these facilities, or at off-site locations at which materials from our operations were disposed, could result in future expenditures that cannot be currently quantified but which could have an adverse effect on our operating results.

Increases in freight and energy prices would increase our operating costs and we may be unable to pass these increases on to our customers in the form of higher prices, which may adversely affect our operating results.
We use energy to process and transport our products. The prices for and availability of energy resources are subject to volatile market conditions, which are affected by political and economic factors beyond our control. Our operating costs increase if energy costs, including electricity, diesel fuel and natural gas, rise. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we do not hedge our exposure to higher prices via energy futures contracts.
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
A portion of our customers experience seasonal slowdowns. Our revenues in the months of July, November and December traditionally have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters. As a result, analysts and investors may inaccurately estimate the effects of seasonality on our operating results in one or more future quarters and, consequently, our operating results may fall below expectations.
We may face risks associated with current or future litigation and claims.
From time to time, we are involved in a variety of lawsuits, claims and other proceedings relating to the conduct of our business. These suits concern issues including contract disputes, employee-related matters, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While it is not feasible to predict the outcome of all pending lawsuits and claims, we do not believe that the disposition of any such pending matters is likely to have an adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one of more of these matters could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.
Market volatility could result in future asset impairments, which could have an adverse effect on our operating results.
We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We review the recoverability of definite lived intangible assets and other long-lived assets whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of these calculations may be affected by the current or further declines in the market conditions for our products, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which will have an adverse effect on our operating results and our ability to remain in compliance with certain financial covenants in our loan facilities.

Ownership of our stock is concentrated, which may limit stockholders’ ability to influence corporate matters.
Patrick J. Herbert, III, one of our directors, may be deemed to beneficially own approximately 23% of our common stock. Accordingly, Mr. Herbert and his affiliates may have the voting power to substantially control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial to the Company.
We have various mechanisms in place that may prevent a change in control that stockholders may otherwise consider favorable.
In addition to the high concentration of insider ownership described above, our charter and by-laws and the Maryland General Corporation Law, or the MGCL, include provisions that may be deemed to have antitakeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider to be in their best interests. For example, the MGCL, our charter and bylaws require the approval of the holders of two-thirds of the votes entitled to be cast on the matter to amend our charter (unless our Board of Directors has unanimously approved the amendment, in which case the approval of the holders of a majority of such votes is required), contain certain advance notice procedures for nominating candidates for election to our Board of Directors, and permit our Board of Directors to issue up to 10,000,000 shares of preferred stock.
Furthermore, we are subject to the anti-takeover provisions of the MGCL that prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of five years after the date of the transaction in which the person first becomes an “interested stockholder,” unless the business combination or stockholder interest is approved in a prescribed manner. The application of these and certain other provisions of our charter could have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of our common stock.
ITEM 1B — Unresolved Staff Comments
None.

ITEM 2 — Properties
The Company’s principal executive offices are located in its Franklin Park, Illinois facility near Chicago, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet

Metals Segment
North America
Arlington, Texas	74,880
Bedford Heights, Ohio	374,400	(1)
Birmingham, Alabama	76,000	(1)
Charlotte, North Carolina	116,500	(1)
Dallas, Texas	78,000	(1)
Edmonton, Alberta	38,300
Edmonton, Alberta	50,553
Fairfield, Ohio	166,000
Franklin Park, Illinois	522,600	(1)
Gardena, California	117,000
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	109,100	(1)
Houston, Texas (Administrative location)	1,961
Kansas City, Missouri	118,000
Kennesaw, Georgia	87,500
Kent, Washington	53,000
Minneapolis, Minnesota	65,200	(1)
Mississauga, Ontario	60,000
Monterrey, Mexico	55,000
Montreal, Quebec	38,760
Orange, Connecticut	57,389
Paramount, California	155,500
Philadelphia, Pennsylvania	71,600	(1)
Saskatoon, Saskatchewan	15,000
Stockton, California	60,000
Twinsburg, Ohio	120,000
Wichita, Kansas	148,800
Winnipeg, Manitoba	50,000	(1)
Worcester, Massachusetts	53,500	(1)

Europe
Blackburn, England	62,139
Hoddesdon, England	9,472
Montoir de Bretagne, France	38,944
Letchworth, England	40,000

Asia
Shanghai, China	45,700

Sales Offices
Milwaukee, Wisconsin	(Intentionally left blank)
Phoenix, Arizona
Tulsa, Oklahoma
Lafayette, Louisiana
Bilbao, Spain
Singapore
Total Metals Segment	3,373,798

	Approximate
	Floor Area in
Locations	Square Feet

Plastics Segment
Baltimore, Maryland	24,000
Cleveland, Ohio	8,600
Cranston, Rhode Island	14,990
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,900
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	81,000
Knoxville, Tennessee	16,530
Maple Shade, New Jersey	12,480
Mt. Vernon, New York	30,000
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,600
Tampa, Florida	17,700
Worcester, Massachusetts	2,500

Total Plastics Segment	421,900

GRAND TOTAL	3,795,698

(1)	Represents owned facility.

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
ITEM 4 — [Reserved]
Executive Officers of The Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 12, 2010.

Name and Title	Age	Business Experience
Michael H. Goldberg President & Chief Executive Officer	56	Mr. Goldberg was elected President and Chief Executive Officer in 2006. Prior to joining the Registrant, he was Executive Vice President of Integris Metals (an aluminum and metals service center) from 2001 to 2005. From 1998 to November 2001, Mr. Goldberg was Executive Vice President of North American Metals Distribution Group, a division of Rio Algom LTD.

Stephen V. Hooks Executive Vice President and President, Castle Metals	58	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President — Midwest Region in 1993, Vice President - Merchandising in 1998, Senior Vice President—Sales & Merchandising in 2002 and Executive Vice President of the registrant and Chief Operating Officer of Castle Metals in January 2004. In 2005, Mr. Hooks was appointed President of Castle Metals.

Scott F. Stephens Vice President, Chief Financial Officer, Treasurer, and interim President, Castle Metals Oil and Gas	40	Mr. Stephens began his employment with the registrant in July 2008 and was elected to the position of Vice President, Chief Financial Officer, and Treasurer. Formerly, he served as the CFO of Lawson Products, Inc. (a distributor of services, systems and products to the MRO and OEM marketplace) since 2004, and CFO of The Wormser Company from 2001 to 2004. In February of 2010 Mr. Stephens was appointed interim President of Castle Metals Oil & Gas.

Kevin Coughlin Vice President, Operations	59	Mr. Coughlin began his employment with the registrant in 2005 and was appointed to the position of Vice President-Operations. Prior to joining the registrant he was Director of Commercial Vehicle Electronics and Automotive Starter Motor Groups for Robert Bosch-North America from 2001 to 2004 and Vice President of Logistics and Services for the Skill-Bosch Power Tool Company from 1997 to 2000.

Robert J. Perna Vice President General Counsel and Secretary	46	Mr. Perna began his employment with the registrant in November 2008 and was elected to the position of Vice President-General Counsel and Secretary. Prior to joining the registrant he was General Counsel, North America, CNH America, LLC (a manufacturer of agricultural and construction equipment) since 2007, and he also served as Associate General Counsel and Corporate Secretary for Navistar International Corporation (a manufacturer of commercial trucks and diesel engines) back to April 2001.

Kevin P. Fitzpatrick Vice President, Human Resources	45	Mr. Fitzpatrick began his employment with the registrant in January 2009 and was elected to the position of Vice President-Human Resources. Prior to joining the registrant he was Vice President-North American Human Resources and Administration for UPM-Kymmene Corporation (a forest industry company) since 2001.

Name and Title	Age	Business Experience
Patrick R. Anderson Vice President, Corporate Controller and Chief Accounting Officer	38	Mr. Anderson began his employment with the registrant in 2007 and was appointed to the position of Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed with Deloitte & Touche LLP from 1994 to 2007.

Blain A. Tiffany Vice President and President, Castle Metals Aerospace	51	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003, Vice President — Regional Manager in 2005 and in 2006 was appointed to the position of Vice President — Sales. In 2007, Mr. Tiffany was appointed to the position of Vice President of the registrant and President of Castle Metals Plate. In January 2009, Mr. Tiffany was elected to the Position of Vice President of the registrant and President of Castle Metals Aerospace.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	47	Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.
PART II

ITEM 5 —	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of March 1, 2010 there were approximately 1,129 shareholders of record. The Company used cash of $1.4 million and $5.4 million to pay cash dividends of $0.06 and $0.24 per share on its common stock in 2009 and 2008, respectively. The 2009 dividend payments of $1.4 million were paid during the second quarter of 2009 and the Company subsequently suspended the payment of dividends until further notice. The payment of dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition and such other factors as the Board of Directors may consider.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The Company did not purchase any of its equity securities during the fourth quarter of 2009.
Directors of the Company who are not employees may elect to defer receipt of up to 100% of their cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. For the period covered by this report, receipt of approximately 2,388 shares was deferred as payment for the 2009 board compensation. In each case, the shares were acquired at prices ranging from $5.89 to $12.87 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the Company under Section 4(2) of the Securities Act of 1933, as amended.

The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	2009		2008
	Low	High	Low	High

First Quarter	$5.29	$13.09	$16.70	$29.65
Second Quarter	$8.25	$12.87	$26.08	$34.20
Third Quarter	$9.45	$13.48	$16.16	$28.46
Fourth Quarter	$8.74	$14.41	$6.12	$17.41
The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2009, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group of metals distributors. The comparison in the graph assumes the investment of $100 on December 31, 2004. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested. The graph does not forecast future performance of our common stock.

*	$100 invested on December 31, 2004 in stock or index including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/04	12/05	12/06	12/07	12/08	12/09
A.M. Castle & Co.	100.00	182.91	214.79	231.41	93.30	118.71
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	147.06	184.14	255.68	100.77	213.36

*	Peer Group consists of Olympic Steel, Inc. and Reliance Steel & Aluminum Co.

ITEM 6 — Selected Financial Data
The Selected Financial Data in the table below includes the results of the September 2006 and January 2008 acquisitions of Transtar and Metals U.K., respectively, the October 2007 divestiture of Metal Express.

(dollars in millions, except per share data)	2009	2008	2007	2006	2005
For the year ended December 31:
Net sales	$812.6	$1,501.0	$1,420.4	$1,177.6	$959.0
Net (loss) income from continuing operations	(26.9)	(17.1)	51.8	55.1	38.9
Basic (loss) earnings per common share from continuing operations	(1.18)	(0.76)	2.49	2.95	2.37
Diluted (loss) earnings per common share from continuing operations	(1.18)	(0.76)	2.41	2.89	2.11
Cash dividends declared per common share	0.06	0.24	0.24	0.24	—
As of December 31:
Total assets	558.0	679.0	677.0	655.1	423.7
Long-term debt, less current portion	67.7	75.0	60.7	90.1	73.8
Total debt	89.2	117.1	86.5	226.1	80.1
Total stockholders’ equity	318.2	347.3	385.1	215.9	175.5

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
During 2009, the following significant events occurred which impacted the Company’s operations and financial results:
•	Completion of the three phases of the Metals segment ERP implementation during 2009, bringing nearly all of the Company’s North American locations onto the new system; and

•	A change in the Company’s LIFO inventory accounting method for tax purposes, resulting in a $14.8 million federal and state tax refund.
During 2009, the Company completed the conversion of nearly all of the North America Metals business locations that remained on the Company’s legacy system to the new Oracle ERP system. Total capital expenditures for this ERP implementation from inception in 2006 through the end of 2009 were $19.9 million. The new ERP system will allow the Metals business to operate under a common technology platform and provide the opportunity to improve decision-making, provide support for doing business globally, and support future acquisitions, which are all critical components in executing the Company’s strategy.
During the third quarter of 2009, the Company filed a change of accounting with its 2008 federal income tax return related to its LIFO inventory accounting method for tax. This change resulted in a $14.8 million reduction in the Company’s current tax liability and a corresponding increase in its deferred income tax liability. The change in the LIFO inventory accounting method for tax purposes resulted in a $14.8 million federal and state tax refund.
Recent Market and Pricing Trends
The Company experienced lower demand from its customer base during 2009 in both the Metals and Plastics segments, reflecting the declines in the overall global economy compared to 2008 volume levels. Industry data indicates that U.S. service center steel and aluminum shipments were down between 35% and 40% during 2009. Key end-use markets that experienced significant declines in demand in the Company’s Metals segment include oil and gas, commercial aircraft, heavy equipment, industrial goods and construction equipment. The Plastics segment experienced softer demand across its primary end-use markets including retail, marine and automotive compared to 2008.
Average market prices for the Company’s products declined considerably from 2008 levels primarily due to the economic downturn, which resulted in increased pricing pressure in the industry. The combination of factors above negatively impacted the Company’s operating results during 2009.
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

Current Business Outlook
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2007 through the fourth quarter of 2009. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Based on the data below, the index rose above 50.0 during the third quarter and continued to increase during the fourth quarter of 2009. The increase in the index indicates growth in the manufacturing sector of the economy for the first time since the third quarter of 2007.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2007	50.5	53.0	51.3	49.6
2008	49.2	49.5	47.8	36.1
2009	35.9	42.6	51.5	54.6
Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proven to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis. Therefore, management forecasts an increase in 2010 net sales due to a combination of demand and pricing increases, which the PMI index suggests the industry is expected to experience in the upcoming year. The long-term outlook on demand for the Company’s end-markets is less predictable.
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
Operating Costs and Expenses — Operating costs and expenses primarily consist of:
•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;
•	Sales expenses, including compensation and employee benefits for sales personnel;
•	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily related to accounting and legal advisory services, data communication, computer hardware and maintenance and foreign currency gain or loss; and
•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.

2009 Results Compared to 2008
Consolidated results by business segment are summarized in the following table for years 2009 and 2008.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2009	2008	$ Change	% Change
Net Sales
Metals	$726.2	$1,384.8	$(658.6)	(47.6)%
Plastics	86.4	116.2	(29.8)	(25.6)%

Total Net Sales	$812.6	$1,501.0	$(688.4)	(45.9)%

Cost of Materials
Metals	$551.9	$1,044.4	$492.5	47.2%
% of Metals Sales	76.0%	75.4%
Plastics	59.4	79.6	20.2	25.4%
% of Plastics Sales	68.8%	68.5%

Total Cost of Materials	$611.3	$1,124.0	$512.7	45.6%
% of Total Sales	75.2%	74.9%

Operating Costs and Expenses Metals	$206.4	$328.9	$122.5	37.2%
Plastics	26.7	33.4	6.7	20.1%
Other	5.3	10.6	5.3	50.0%

Total Operating Costs & Expenses	$238.4	$372.9	$134.5	36.1%
% of Total Sales	29.3%	24.8%

Operating (Loss) Income
Metals	$(32.1)	$11.5	$(43.6)	(379.1)%
% of Metals Sales	(4.4)%	0.8%
Plastics	0.3	3.2	(2.9)	(90.6)%
% of Plastics Sales	0.3%	2.8%
Other	(5.3)	(10.6)	5.3	50.0%

Total Operating (Loss) Income	$(37.1)	$4.1	$(41.2)	(1,004.9)%
% of Total Sales	(4.6)%	0.3%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $812.6 million in 2009, a decrease of $688.4 million, or 45.9%, versus 2008.
Metals segment net sales during 2009 of $726.2 million were $658.6 million, or 47.6%, lower than 2008. Decreased revenues were primarily the result of lower shipping volumes in light of continued challenges in the global economy and the metals and plastics markets. Average tons sold per day decreased 43.5% compared to the prior year. The softness experienced during 2009 was broad-based, impacting virtually all end-markets and products compared to 2008. The Company also experienced lower sales prices for its products during 2009; however, the impact of these price decreases on net sales was partially mitigated by a changing sales mix as compared to 2008.
Plastics segment net sales during 2009 of $86.4 million were $29.8 million, or 25.6%, lower than 2008 due to lower sales volume. The Plastics business also experienced softer demand during 2009 across its primary end markets including retail, marine and automotive when compared to 2008.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) were $611.3 million, a decrease of $512.7 million, or 45.6%, compared to 2008. Material costs for the Metals segment were 76.0% as a percent of net sales in 2009, an increase of 0.6% as a percent of net sales, from 2008. In 2009, cost of materials included obsolete inventory charges of approximately $6.8 million, an increase of $6.6 million compared to 2008. Approximately $4.3 million of the 2009 obsolete inventory charges were recorded during the fourth quarter. The low-demand business environment in 2009 created intense competitive pricing pressures throughout much of 2009, which was also a factor that increased material costs as a percent of net sales in 2009 compared to 2008 and compared to the Company’s historical range for material costs as a percent of net sales of 71% to 75%.
Material costs for the Plastics segment were 68.8% as a percent of net sales in 2009 as compared to 68.5% for the same period last year. The slight increase in material costs as a percent of net sales in 2009 was primarily due to the Plastics segment lowering their prices given the competitive pricing in the marketplace.
For 2009, the Company experienced LIFO income of approximately $16.9 million, with LIFO income of approximately $25.6 million being recorded for the first three quarters of 2009, reduced by LIFO expense of approximately $8.7 million recorded in the fourth quarter of 2009. The LIFO income of approximately $16.9 million for the full-year 2009 was primarily a result of a reduction in inventory costs and quantities in 2009 compared to 2008.
Operating Expenses and Operating (Loss) Income:
Operating costs and expenses decreased $134.5 million, or 36.1%, compared to last year. Operating costs and expenses for 2009 were $238.4 million, or 29.3% as a percent of net sales, compared to $372.9 million, or 24.8% as a percent of net sales last year. The decrease in operating costs and expenses was $77 million excluding goodwill impairment charges of $1.4 million and $58.9 million in 2009 and 2008, respectively.
In response to lower sales activity resulting from the decline in the global economy and the metals and plastics markets, the Company implemented several initiatives during 2009 to align its cost structure with lower activity levels. The cost reduction actions primarily focused on payroll related costs, the Company’s largest operating expense category, resulting in reduced work weeks and furloughs, suspension of the Company’s 401(k) contributions and executive salary reductions of 10 percent.
The $77 million decrease in operating expenses for 2009 compared to 2008, excluding goodwill impairment charges, primarily relates to the following:
•	Warehouse, processing and delivery costs decreased by $44.6 million of which $24.4 million is the result of lower sales volume and $20.2 million is due to decreased payroll costs associated with workforce reductions, reduced workweeks and suspension of the Company 401(k) contributions;
•	Sales, general and administrative costs decreased by $30.4 million primarily due to lower ERP implementation costs of $5.9 million and decreased payroll related costs of $15.2 million associated with workforce reductions and reduced workweeks, reduced incentive compensation and suspension of Company 401(k) contributions; and
•	Depreciation and amortization expense was $2.0 million lower due to a decrease in capital expenditures across the Company and certain intangible assets of Metals U.K. and Transtar becoming fully amortized in 2008 and the third quarter of 2009, respectively.
Operating costs and expenses included goodwill impairment charges of $1.4 million during 2009 and $58.9 million during 2008.
Consolidated operating loss for 2009 was $37.1 million compared to operating income of $4.1 million in 2008. The Company’s 2009 operating (loss) income as a percentage of net sales decreased to (4.6)% from 0.3% in 2008, primarily due to decreased sales volume in light of the current business environment.

Other Income and Expense, Income Taxes and Net Income:
Interest expense was $6.4 million in 2009, a decrease of $2.9 million versus 2008. The decrease in interest expense in 2009 is a result of reduced borrowings and lower weighted average interest rates in 2009 compared to 2008.
The Company recorded a $16.3 million tax benefit and a $20.7 million tax provision during 2009 and 2008, respectively. The effective tax rate for 2009 and 2008 was 37.3% and (394.8)%, respectively. The effective tax rate, excluding goodwill impairment charges for 2009 and 2008, was 38.5% and 38.6%, respectively. The effective tax rate, excluding goodwill impairment charges, compared to 2008 remained relatively unchanged as decreases in the effective rate due to lower tax on joint-venture income were offset by increases in the rate for state taxes and the rate differential on foreign income (loss).
Equity in earnings of the Company’s joint venture was $0.4 million in 2009, $8.4 million lower than 2008, reflecting overall weaker demand for Kreher’s products due to the economic decline over the past year.
Consolidated net loss for 2009 was $26.9 million, or $1.18 per diluted share, versus $17.1 million, or $0.76 per diluted share, for 2008.
2008 Results Compared to 2007
Consolidated results by business segment are summarized in the following table for years 2008 and 2007.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2008	2007	$ Change	% Change
Net Sales
Metals	$1,384.8	$1,304.8	$80.0	6.1%
Plastics	116.2	115.6	0.6	0.5%

Total Net Sales	$1,501.0	$1,420.4	$80.6	5.7%

Cost of Materials
Metals	$1,044.4	$954.4	$(90.0)	(9.4)%
% of Metals Sales	75.4%	73.1%
Plastics	79.6	78.0	(1.6)	(2.1)%
% of Plastics Sales	68.5%	67.5%

Total Cost of Materials	$1,124.0	$1,032.4	$(91.6)	(8.9)%
% of Total Sales	74.9%	72.7%

Operating Costs and Expenses
Metals	$328.9	$256.0	$(72.9)	(28.5)%
Plastics	33.4	32.7	(0.7)	(2.1)%
Other	10.6	8.6	(2.0)	(23.3)%

Total Operating Costs & Expenses	$372.9	$297.3	$(75.6)	(25.4)%
% of Total Sales	24.8%	20.9%

Operating Income
Metals	$11.5	$94.4	$(82.9)	(87.8)%
% of Metals Sales	0.8%	7.2%
Plastics	3.2	4.9	(1.7)	(34.7)%
% of Plastics Sales	2.8%	4.2%
Other	(10.6)	(8.6)	(2.0)	(23.3)%

Total Operating Income	$4.1	$90.7	$(86.6)	(95.5)%
% of Total Sales	0.3%	6.4%
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
During the fourth quarter of 2008, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which was an indication that it was more likely than not that goodwill was impaired. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2008 and a non-cash charge of $58.9 million for goodwill impairment was recorded in the fourth quarter of 2008. The charge is non-deductible for tax purposes. Of this amount, $49.8 million and $9.1 million relates to the Aerospace and Metals U.K. reporting units, respectively, within the Metals segment. See further discussion in Critical Accounting Policies and Note 8 to the consolidated financial statements.

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
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives.
Net cash from operating activities in 2009 was $53.1 million compared to $21.7 million in 2008 due primarily to changes in working capital as described below.
During 2009, cash receipts from customers exceeded net sales. The resulting reduction in receivables generated $57.0 million in cash for the year-ended December 31, 2009 compared to a $7.7 million cash outflow in 2008. Net sales declined 45.9% from 2008 levels. Average receivable days outstanding was 54.8 days for 2009 as compared to 47.6 days for 2008, reflecting slower collections primarily due to the impact of the economic downturn on our customers. During 2009, the Company also experienced a higher mix of international business, in which customers have longer payment terms. The Company continually assesses customer credit worthiness taking various economic factors, as well as customer specific information such as industry, leverage and past payment performance into consideration. Changes to customer credit limits throughout the year were a result of the Company’s normal review process and management does not believe that these credit limit changes increased the Company’s overall credit risk. The Company’s account receivable write-offs were $1.8 million in 2009 compared to $2.2 million in 2008.
During 2009, sales of inventory exceeded inventory purchases. The resulting reduction in inventories generated a cash inflow of $74.0 million for the year-ended December 31, 2009 compared to a cash outflow of $32.4 million in 2008. Average days sales in inventory was 189.3 days for 2009 versus 129.7 days for 2008. There was a 17 day reduction in average inventory days outstanding during the fourth quarter as compared to the third quarter of 2009 primarily resulting from the Company’s inventory reduction efforts. Management remains committed to improving these turn rates in 2010.

During 2009, cash paid for inventories and other goods and services exceeded purchases. The resulting decrease in accounts payable and accrued liabilities generated a cash outflow $60.8 million during 2009 compared to a cash inflow of $5.9 million in 2008.
The Company received its 2008 federal income tax refund of approximately $15.8 million, as well as a portion of its refunds from various states totaling $1.4 million during the fourth quarter of 2009. Approximately $14.8 million of the federal and state income tax refunds is a result of the Company changing its LIFO inventory accounting method for tax. These funds were used to pay down outstanding debt.
The tight credit market which was evident in 2009 appears to be easing gradually. However, the cost of debt financing remains elevated and deal structures are more restrictive which could have an impact on the Company’s operating results and our ability to access these markets.
On November 5, 2009 the Company filed a universal shelf registration statement with the Securities and Exchange Commission, which was declared effective on November 23, 2009. The registration statement gives the Company the flexibility to offer and sell from time to time in the future up to $100 million of equity, debt or other types of securities as described in the registration statement, or any combination of such securities. If securities are issued, the Company may use the proceeds for general corporate purposes, including acquisitions, capital expenditures, working capital and repayment of debt.
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of December 31, 2009, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

			Weighted Average
	Outstanding		Interest Rate for the
	Borrowings as of	Availability as of	Year Ended
Debt type	December 31, 2009	December 31, 2009	December 31, 2009
U.S. Revolver A	$5.0	$54.3	2.07%
U.S. Revolver B	24.2	25.8	1.78%
Canadian facility	—	9.4	3.46%
Trade acceptances (a)	8.7	n/a	2.28%

(a)	A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn.
As of December 31, 2009, the Company had $13.7 million of short-term debt which includes trade acceptances of $8.7 million and $5.0 million related to the U.S. Revolver A. The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months.
Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs and meet its debt obligations. In addition, the Company has available borrowing capacity, as discussed above.

As of December 31, 2009 the Company remained in compliance with the covenants as defined by its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

	Requirement per	Actual at
Covenant Description	Credit Agreement	December 31, 2009
Funded debt-to-capital ratio	less than 0.55	0.19
Working capital-to-debt ratio	greater than 1.0	3.49
Minimum adjusted consolidated net worth	$261.6	$328.5
Capital Expenditures
Capital expenditures for 2009 were $8.7 million as compared to $26.3 million in 2008. In order to strengthen the Company’s liquidity position during 2009, management reduced the routine capital expenditure budget from the initially planned $10 million. Total capital expenditures, excluding capital expenditures associated with the ERP implementation and remodeling of the Company’s home office due to flood damage, were $4.8 million during 2009. Management believes that annual capital expenditures will approximate $10 million in 2010.
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
At December 31, 2009, the Company’s contractual obligations, including estimated payments by period, were as follows:

		Less	One to		More
		Than One	Three	Three to	Than Five
Payments Due In	Total	Year	Years	Five Years	Years
Long-term debt obligations (excluding capital lease obligations)	$74.3	$7.2	$15.7	$41.8	$9.6
Interest payments on debt obligations (a)	15.4	4.2	6.8	3.8	0.6
Capital lease obligations	1.2	0.6	0.5	0.1	—
Operating lease obligations	67.0	12.1	22.7	15.2	17.0
Purchase obligations (b)	255.1	200.4	42.3	12.4	—
Other (c)	4.9	3.3	1.6	—	—

Total	$417.9	$227.8	$89.6	$73.3	$27.2

a)	Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2009. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2009. Future interest rates may change, and therefore, actual interest payments could differ from those disclosed in the table above.

b)	Purchase obligations consist of raw material purchases made in the normal course of business. The Company has contracts to purchase minimum quantities of material with certain suppliers. For each contractual purchase obligation, the Company generally has a purchase agreement from its customer for the same amount of material over the same time period.

c)	“Other” is comprised of i) deferred revenues that represent commitments to deliver products, ii) obligations related to recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements and iii) contingent purchase price payable related to Metals U.K. acquisition to be paid based on the achievement of performance targets related to the three year period ended December 31, 2010. The uncertain tax positions included in the Company’s obligations are related to temporary differences and uncertain tax positions where the Company anticipates a high probability of settlement within a given timeframe. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. In addition to the obligations in the table above, approximately $0.4 million of unrecognized tax benefits have been recorded as liabilities and we are uncertain as to if or when such amounts may be settled. Related to the unrecognized tax benefits not included in the table above, the Company has also recorded an insignificant liability for interest.

The table and corresponding footnotes above do not include $10.9 million of other non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include the deferred gain on the sale of certain assets, which resulted from previous sale-leaseback transactions.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2009, the Company does not anticipate making significant cash contributions to the pension plans in 2010.
Effective July 1, 2008, the Company-sponsored pension plans and supplemental pension plan were frozen. In conjunction with the decision to freeze the pension plans, the Company modified its investment portfolio target allocation for the pension plans’ funds. The revised investment target portfolio allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Refer to “Retirement Plans” within Critical Accounting Policies and Note 5 to the consolidated financial statements for additional details regarding the decision to freeze the pension plans and commentary on other plan assumptions.
Off-Balance Sheet Arrangements
With the exception of letters of credit and operating lease financing on certain equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees of third parties.
As of December 31, 2009, the Company had $2,791 of irrevocable letters of credit outstanding which primarily consisted of $2,141 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
Revenue Recognition and Accounts Receivable — Revenue from the sales of products is recognized when the earnings process is complete and when the risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represents less than 5% of the Company’s consolidated net sales. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations.

The Company maintains an allowance for doubtful accounts resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provisions for doubtful accounts are recorded in sales, general and administrative expense in the Company’s consolidated statements of operations. Estimations for the doubtful accounts are based upon historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot be certain that the rate of future credit losses will be similar to past experience.
The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Credit memos are primarily issued to correct order entry and billing errors. Estimations for the allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month. If actual results differ from historical experience, there could be a negative impact on the Company’s operating results.
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
The Company maintains allowances for obsolete inventory and physical inventory losses. The allowance for obsolete inventory is determined based on specific identification of material, adjusted for expected scrap value to be received, and the allowance for physical inventory losses is determined based on historical physical inventory experience. Material is specifically identified as obsolete based on an analysis of past sales history and projected future sales. Material in which there is no sales in the last year and no projected sales for the upcoming year is evaluated for obsolescence. The Company’s operating results could be impacted if sales projections or scrap value received differs from estimates.
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
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company has not provided deferred taxes relative to undistributed earnings of foreign subsidiaries as such undistributed earnings are considered to be indefinitely reinvested based on management’s overall business strategy. Undistributed earnings may become taxable upon their remittance as dividends or upon the sale or liquidation of foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the period a determination is made that the Company will not be able to realize its deferred income tax assets, an adjustment to the valuation allowance will be made which will increase the provision for income taxes. Based upon available evidence, including forecasted financial statements, the Company has determined that it is more likely than not that the deferred tax assets will be realized due to the fact that the Company believes it will either be able to carry its net operating losses back to prior years or have sufficient earnings in future years to use the carryforwards prior to expiration. As a result, the Company has not recorded a valuation allowance on its deferred tax assets as of December 31, 2009. As of December 31, 2009, the Company is in an overall net deferred tax liability position in most of its tax jurisdictions.
The Company recognizes the tax benefits for uncertain tax positions only if those benefits are more likely than not to be sustained upon examination by the relevant tax authorities. Unrecognized tax benefits are subsequently recognized at the time the recognition threshold is met, the tax matter is effectively settled or the statute of limitations expires for the return containing the tax position, whichever is earlier. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate. These differences will be reflected in the Company’s income tax expense in the period in which they are determined. Due to the potential expiration of statutes of limitations, it is reasonably possible that the gross unrecognized tax benefits may potentially decrease within the next 12 months by a range of approximately $0 to $0.1 million.
Retirement Plans — The Company values retirement plan liabilities based on assumptions and valuations established by management. Future valuations are subject to market changes, which are not in the control of the Company and could differ materially from the amounts currently reported. The Company evaluates the discount rate and expected return on assets at least annually and evaluates other assumptions involving demographic factors, such as retirement age, mortality and turnover periodically, and updates them to reflect actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates for retirement plans were 5.75% and 6.25% at December 31, 2009 and 2008.
The Company utilizes quoted market prices (Level 1 within the fair value hierarchy) to value approximately 96% of the assets (i.e., primarily the fixed income securities) in its pension plans. Assets in the Company’s pension plans have earned approximately 12% since inception in 1979. During 2008, in conjunction with its decision to freeze its pension plans, the Company modified the target investment asset allocation for the pension plans’ funds. The revised asset allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Since the change in asset allocation, the Company has maintained a funding surplus of approximately 18% on average. As of December 31, 2009, the funding surplus was approximately 12%. The decline in the surplus as of December 31, 2009 was due to the decrease in discount rates compared to prior periods. The Company estimates that a 0.5% change in its discount rate would change its net periodic pension cost by less than $0.5 million. To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.

Goodwill and Other Intangible Assets Impairment — Goodwill is subject to an annual impairment test using a two-step process. The carrying value of the Company’s goodwill is evaluated annually on January 1st of each fiscal year or when certain triggering events occur which require a more current valuation. Based on the continued economic recession, the Company thoroughly reviewed its long-term forecasts as part of its annual budgeting process which took place during the fourth quarter of 2009. As a result of this process, the Company determined that it was more likely than not that goodwill was impaired. Therefore, the Company performed an interim goodwill impairment analysis as of December 31, 2009 and a non-cash charge of $1.4 million for goodwill impairment was recorded in 2009 related to the Oil & Gas reporting unit within the Metals segment.
A two-step method is used for determining goodwill impairment. The first step (“Step I”) of the goodwill impairment test is used to identify potential impairment. The evaluation is based on the comparison of each reporting unit’s fair value to its carrying value. If the carrying value exceeds the fair value, the second step (“Step II”) of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. Step II of the goodwill impairment test compares the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The allocation of fair value to reporting units requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-compete agreements, trade names and property, plant and equipment (valued at replacement cost). If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount equal to the excess.
Fair value is determined using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data and management estimates of future cash flows, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies.
The determination of the fair value of the reporting units requires significant estimates and assumptions to be made by management. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approaches. The long-term projections used in the valuation are developed as part of the Company’s annual budgeting process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry. The estimated discount rate is a key assumption that impacts the estimated fair value of the reporting units. The discount rate for each reporting unit was estimated to be between 16% and 18% as of December 31, 2009. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (carrying amount exceeds the fair value) Step I of the goodwill impairment test. Based on the interim impairment test performed during the fourth quarter of 2009, a 10% decrease in the fair value estimates of the reporting units would have caused the Plate and Aerospace reporting units to fall below their respective carrying values. The Aerospace and Plate reporting unit fair values exceeded the carrying values by approximately 6% and 5%, respectively. The Company could be subject to an impairment charge in the Plate and Aerospace reporting units, which have approximately $9 million and $21 million in goodwill, respectively, as of December 31, 2009, in future periods if market conditions worsen or the economic recovery differs significantly from projections.

The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Metals U.K. acquisitions in September 2006 and January 2008, respectively, and consist primarily of customer relationships and non-compete agreements. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 – 11 years for customer relationships and 3 years for non-compete agreements. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets discussed below, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
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
During the fourth quarter of 2009, the Company determined that the impact of the continued economic downturn indicated that the carrying amount certain assets may not be recoverable. The Company reviewed certain long-lived assets for recoverability and determined that they were not impaired nor was a revision to the remaining useful lives necessary.
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
There were no options granted during 2007, 2008 or 2009.
Share-based compensation expense for restricted shares in the long-term incentive plans (“LTI Plans”) is recorded based on the fair value based on the market price of the Company’s common stock on the grant date. The fair value of performance units is based on the market price of the Company’s stock on the grant date adjusted to reflect that the participants in the performance units do not participate in dividends during the vesting period.
Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTI plans. As of December 31, 2009, the Company’s weighted average forfeiture rate is approximately 20%. The actual number of shares that vest may differ from management’s estimate. Final award vesting and distribution of performance awards granted under the LTI Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three-year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom performance awards have been granted under the LTI Plans must be employed by the Company at the end of the performance period or the performance award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. No share-based compensation expense was recorded during 2009 related to performance awards as performance goals are not expected to be met.

Fair Value of Financial Instruments — The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy the Company utilizes, which prioritizes the inputs used in the valuation methodologies, is:
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
Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.
Approximately 4% of the Company’s pension plan asset portfolio as of December 31, 2009 is invested in assets that fall within Level 2 and 3 of the fair value hierarchy. The Company utilizes quoted market prices to value the remaining 96% of the assets (i.e., primarily the fixed income securities which fall within Level 1 of the fair value hierarchy) in its pension plans. Fair value disclosures for debt were determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances.
Recent Accounting Pronouncements
Effective December 31, 2009, the Company adopted new guidance, which is now part of Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits.”
Effective July 1, 2009, the Company adopted ASC Topic 105, “Generally Accepted Accounting Principles.”
Effective June 30, 2009, the Company adopted new guidance, which is now part of ASC Topic 825, “Financial Instruments,” related to the disclosure of the fair value of financial instruments.
Effective January 1, 2009, the Company adopted the following:
•	New guidance, which is now part of ASC Topic 805, “Business Combinations,” related to the accounting for business combinations.
•	New guidance, which is now part of ASC Topic 260, “Earnings per Share,” that addresses whether instruments granted in share-based payment transactions are participating securities.
See Note 1 to the consolidated financial statements for detailed information on recent accounting pronouncements.

ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business.
Interest Rate Risk — The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. The Company’s interest rate on borrowings under the $230 million five-year secured revolver is subject to changes in the LIBOR and Prime interest rate. Based on the Company’s variable rate debt instruments at December 31, 2009, if interest rates were to increase hypothetically by 100 basis points, 2009 interest expense would have increased by approximately $0.5 million.
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

ITEM 8 — Financial Statements and Supplementary Data
Amounts in thousands, except par value and per share data
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007

Net sales	$812,638	$1,501,036	$1,420,353

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	611,352	1,123,977	1,032,355
Warehouse, processing and delivery expense	109,627	154,189	139,993
Sales, general and administrative expense	106,140	136,551	137,153
Depreciation and amortization expense	21,291	23,327	20,177
Impairment of goodwill	1,357	58,860	—

Operating (loss) income	(37,129)	4,132	90,675
Interest expense, net	(6,440)	(9,373)	(12,899)

(Loss) income before income taxes and equity in earnings of joint venture	(43,569)	(5,241)	77,776

Income taxes	16,264	(20,690)	(31,294)

(Loss) income before equity in earnings of joint venture	(27,305)	(25,931)	46,482

Equity in earnings of joint venture	402	8,849	5,324

Net (loss) income	(26,903)	(17,082)	51,806

Preferred stock dividends	—	—	(593)

Net (loss) income applicable to common stock	$(26,903)	$(17,082)	$51,213

Basic (loss) earnings per share	$(1.18)	$(0.76)	$2.49

Diluted (loss) earnings per share	$(1.18)	$(0.76)	$2.41

Dividends per common share	$0.06	$0.24	$0.24

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$28,311	$15,277
Accounts receivable, less allowances of $4,195 and $3,318	105,832	159,613
Inventories, principally on last-in first-out basis (replacement cost higher by $116,816 and $133,748)	170,960	240,673
Other current assets	5,241	12,220
Income tax receivable	18,970	640

Total current assets	329,314	428,423
Investment in joint venture	23,468	23,340
Goodwill	50,072	51,321
Intangible assets	48,575	55,742
Prepaid pension cost	19,913	26,615
Other assets	3,906	5,303
Property, plant and equipment, at cost
Land	5,192	5,184
Building	51,945	50,069
Machinery and equipment	178,545	172,500

	235,682	227,753
Less — accumulated depreciation	(152,929)	(139,463)

	82,753	88,290

Total assets	$558,001	$679,034

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,295	$126,490
Accrued payroll and employee benefits	11,117	16,622
Accrued liabilities	11,302	11,307
Income taxes payable	1,848	6,451
Deferred income taxes	9,706	—
Current portion of long-term debt	7,778	10,838
Short-term debt	13,720	31,197

Total current liabilities	126,766	202,905
Long-term debt, less current portion	67,686	75,018
Deferred income taxes	32,032	38,743
Other non-current liabilities	5,281	7,535
Pension and post retirement benefit obligations	8,028	7,533
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000 shares authorized; no shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value - 30,000 shares authorized; 23,115 shares issued and 22,906 outstanding at December 31, 2009 and 22,850 shares issued and 22,654 outstanding at December 31, 2008	230	228
Additional paid-in capital	178,129	176,653
Retained earnings	156,387	184,651
Accumulated other comprehensive loss	(13,528)	(11,462)
Treasury stock, at cost - 209 shares in 2009 and 197 shares in 2008	(3,010)	(2,770)

Total stockholders’ equity	318,208	347,300

Total liabilities and stockholders’ equity	$558,001	$679,034

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flow

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(26,903)	$(17,082)	$51,806
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	21,291	23,327	20,177
Amortization of deferred gain	(907)	(1,128)	(907)
Loss on sale of fixed assets	2	363	1,293
Loss on sale of subsidiary	—	—	425
Impairment of goodwill and long-lived asset	1,357	58,860	589
Equity in earnings of joint venture	(402)	(8,849)	(5,324)
Dividends from joint venture	485	2,955	1,545
Deferred tax provision (benefit)	11,208	(13,578)	(13,148)
Share-based compensation expense	1,370	454	5,018
Pension curtailment	—	(472)	284
Excess tax deficiencies (benefits) from share-based payment arrangements	132	(2,881)	(993)
Increase from changes, net of acquisitions, in:
Accounts receivable	56,957	(7,736)	14,700
Inventories	73,994	(32,418)	(6,275)
Other current assets	582	4,182	1,639
Other assets	(1,543)	3,364	879
Prepaid pension costs	(913)	(92)	6,074
Accounts payable	(53,232)	13,844	(11,008)
Accrued payroll and employee benefits	968	1,889	3,085
Income taxes payable	(22,882)	6,985	7,007
Accrued liabilities	(7,561)	(7,900)	1,507
Postretirement benefit obligations and other liabilities	(873)	(2,340)	293

Net cash from operating activities	53,130	21,747	78,666

Investing activities:
Investments and acquisitions, net of cash acquired	—	(26,857)	(280)
Capital expenditures	(8,749)	(26,302)	(20,183)
Proceeds from sale of fixed assets	19	358	823
Insurance proceeds	1,093	—	—
Proceeds from sale of subsidiary	—	645	5,707

Net cash used in investing activities	(7,637)	(52,156)	(13,933)

Financing activities:
Short-term (repayments) borrowings, net	(17,496)	12,636	(104,690)
Net (repayments) borrowings on long-term revolving lines of credit	(2,240)	29,496	—
Repayments of long-term debt	(10,715)	(6,967)	(35,337)
Payment of debt issuance fees	—	(524)	(173)
Preferred stock dividends	—	—	(345)
Common stock dividends	(1,361)	(5,401)	(4,704)
Proceeds from issuance of common stock, net	—	—	92,883
Exercise of stock options and other	—	450	552
Payment of withholding taxes from share-based incentive issuance	—	(6,000)	—
Excess tax (benefits) deficiencies from share-based payment arrangements	(132)	2,881	993

Net cash (used in) from financing activities	(31,944)	26,571	(50,821)

Effect of exchange rate changes on cash and cash equivalents	(515)	(3,855)	(468)

Net increase (decrease) in cash and cash equivalents	13,034	(7,693)	13,444

Cash and cash equivalents — beginning of year	15,277	22,970	9,526

Cash and cash equivalents — end of year	$28,311	$15,277	$22,970

See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statement of Stockholders’ Equity

									Accumulated
						Additional		Deferred	Other
	Common	Treasury	Preferred	Common	Treasury	Paid-in	Retained	Unearned	Comprehensive
	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	Compensation	Income	Total
Balance at January 1, 2007	17,085	(362)	$11,239	$170	$(6,006)	$69,775	$160,625	$(1,392)	$(18,504)	$215,907

Comprehensive Income:
Net income							51,806			51,806
Foreign currency translation									4,268	4,268

Defined benefit pension liability adjustments, net of tax expense of $10,085									15,734	15,734

Total comprehensive income										71,808
Preferred stock dividend							(593)			(593)
Common stock dividend							(4,704)			(4,704)
Long-term incentive plan expense						4,016				4,016
Conversion of preferred stock and issuance of common stock	4,801		(11,239)	53		104,069				92,883
Exercise of stock options and other	445	129			2,519	1,847		1,392		5,758

Balance at December 31, 2007	22,331	(233)	—	223	(3,487)	179,707	207,134	—	1,498	385,075

Comprehensive Loss:
Net loss							(17,082)			(17,082)
Foreign currency translation									(13,630)	(13,630)
Defined benefit pension liability adjustments, net of tax expense of $428									670	670

Total comprehensive loss										(30,042)
Common stock dividend							(5,401)			(5,401)
Long-term incentive plan income						(728)				(728)
Exercise of stock options and other	519	36		5	717	(2,326)				(1,604)

Balance at December 31, 2008	22,850	(197)	—	228	(2,770)	176,653	184,651	—	(11,462)	347,300

Comprehensive Loss:
Net loss							(26,903)			(26,903)
Foreign currency translation									2,579	2,579
Defined benefit pension liability adjustments, net of tax benefit of $2,970									(4,645)	(4,645)

Total comprehensive loss										(28,969)
Common stock dividend							(1,361)			(1,361)
Other	265	(12)		2	(240)	1,476				1,238

Balance at December 31, 2009	23,115	(209)	$—	$230	$(3,010)	$178,129	$156,387	$—	$(13,528)	$318,208

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
Amounts in thousands except per share data
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals and plastics distribution company serving principally the North American market, but with a growing global presence. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, commercial aircraft, heavy equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining and heavy equipment manufacturing industries as well as general engineering applications.
The Company’s primary metals distribution center and corporate headquarters are located in Franklin Park, Illinois. The Company has 51 distribution centers located throughout North America (45), Europe (5) and Asia (1).
The Company purchases metals and plastics from many producers. Purchases are made in large lots and held in distribution centers until sold, usually in smaller quantities and often with value-added processing services performed. Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization.
Basis of presentation — The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for the Company’s 50% owned joint venture, Kreher Steel Company, LLC. All inter-company accounts and transactions have been eliminated.
Use of estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, goodwill and intangible assets, income taxes, pension and other post-employment benefits and share-based compensation.
Revenue recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represents less than 5% of the Company’s consolidated net sales for the years ended December 31, 2009, 2008 and 2007. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations.
The Company maintains an allowance for doubtful accounts resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provisions for doubtful accounts are recorded in sales, general and administrative expense in the Company’s consolidated statements of operations. Estimations for the doubtful accounts are based upon historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.

The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Credit memos are primarily issued to correct order entry and billing errors. Estimations for the allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Cost of materials — Cost of materials consists of the costs the Company pays for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are discussed below. The Company accounts for the majority of its inventory on a last-in, first-out (“LIFO”) basis and LIFO adjustments are recorded in cost of materials.
Operating expenses — Operating costs and expenses primarily consist of:
•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;
•	Sales expenses, including compensation and employee benefits for sales personnel;
•	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, bad debt expenses, data communication and computer hardware and maintenance; and
•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.
Cash and cash equivalents — Cash and cash equivalents include highly liquid, short-term investments that have an original maturity of 90 days or less.
Statement of cash flows — Non-cash investing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year Ended December 31,
	2009	2008	2007
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$26	$1,490	$883
Capital obligation for Metals U.K. Group acquisition	—	—	1,298
Shares of treasury stock contributed to profit sharing plan	—	—	2,958
Preferred dividends in shares of common stock	—	—	248
Cash paid during the year for:
Interest	$5,574	$7,544	$13,423
Income taxes	10,762	29,153	36,675
Inventories — Inventories consist of finished goods. Over eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $116,816 and $133,748 at December 31, 2009 and 2008, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

During 2009, a reduction in inventories resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $5,608 decrease to cost of materials in 2009.
The Company maintains allowances for obsolete inventory and physical inventory losses. The allowance for obsolete inventory is determined based on specific identification of material, adjusted for expected scrap value to be received, and the allowance for physical inventory losses is determined based on historical physical inventory experience. Material is specifically identified as obsolete based on an analysis of past sales history and projected future sales. Material in which there is no sales in the last year and no projected sales for the upcoming year is evaluated for obsolescence.
Insurance plans — In August 2009, the Company became a member of a group captive insurance company (the “Captive”) domiciled in Grand Cayman Island. The Captive reinsures losses related to certain of the Company’s workers’ compensation, automobile and general liability risks that occur subsequent to August 2009. Premiums are based on the Company’s loss experience and are accrued by a charge to income for the period to which the premium relates. Premiums are credited to the Company’s “loss fund” and earn investment income until claims are actually paid. For workers’ compensation, automobile and general liability claims that were incurred prior to August 2009, the Company is self-insured. Self-insurance amounts are capped, for individual claims and in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claims experience and development.
Property, plant and equipment — Property, plant and equipment are stated at cost and include assets held under capital leases. Expenditures for major additions and improvements are capitalized, while maintenance and repair costs that do not substantially improve or extend the useful lives of the respective assets are expensed currently. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.
The Company provides for depreciation of plant and equipment sufficient to amortize the cost over their estimated useful lives as follows:

Buildings and building improvements	3	-	40 years
Plant equipment	3	-	25 years
Furniture and fixtures	3	-	10 years
Vehicles and office equipment	3	-	7 years
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2009, 2008 and 2007 was $13,850, $15,056 and $13,584, respectively.
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

Goodwill and intangible assets — Goodwill is subject to an annual impairment test using a two-step process. The carrying value of the Company’s goodwill is evaluated annually as of January 1st each year or when certain triggering events occur which require a more current valuation.
A two-step method is used for determining goodwill impairment. The first step (“Step I”) of the goodwill impairment test is used to identify potential impairment. The evaluation is based on the comparison of each reporting unit’s fair value to its carrying value. If the carrying value exceeds the fair value, the second step (“Step II”) of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. Step II of the goodwill impairment test compares the implied fair value of reporting unit goodwill to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The allocation of fair value to reporting units requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, non-compete agreements, trade names and property, plant and equipment (valued at replacement costs). If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount equal to the excess.
Fair value is determined using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data and management estimates of future cash flows, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies.
The determination of the fair value of the reporting units requires significant estimates and assumptions to be made by management. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approaches. The long-term projections used in the valuation are developed as part of the Company’s annual budgeting process. The discount rates used for each of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.
The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Metals U.K. acquisitions in September 2006 and January 2008, respectively, and consist primarily of customer relationships and non-compete agreements. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 – 11 years for customer relationships and 3 years for non-compete agreements. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
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

The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the period a determination is made that the Company will not be able to realize its deferred income tax assets, an adjustment to the valuation allowance will be made which will increase the provision for income taxes.
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
Foreign currency translation — For all of the Company’s non-U.S. operations, except China and Singapore, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. The currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains resulting from foreign currency transactions were $650 and $800 in 2009 and 2008, respectively, and were insignificant in 2007.
Earnings per share — For the periods presented through the conversion of the preferred stock in connection with the secondary offering in May 2007, the Company’s preferred stockholders participated in dividends paid on the Company’s common stock on an “if converted” basis. Under the “if converted” basis, basic earnings per share is computed by applying the two-class method to compute earnings per share. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, convertible preferred stock shares and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations:

	2009	2008	2007

Numerator:
Net (loss) income	$(26,903)	$(17,082)	$51,806
Preferred dividends distributed	—	—	(593)

Undistributed (losses) earnings	$(26,903)	$(17,082)	$51,213

Undistributed (losses) earnings attributable to:
Common stockholders	$(26,903)	$(17,082)	$49,981
Preferred stockholders, as if converted	—	—	1,232

Total undistributed (losses) earnings	$(26,903)	$(17,082)	$51,213

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	22,862	22,528	20,060

Effect of dilutive securities:
Outstanding common stock options, restricted stock and other share-based awards	—	—	756
Convertible preferred stock	—	—	732

Denominator for diluted earnings per share	22,862	22,528	21,548

Basic (loss) earnings per share	$(1.18)	$(0.76)	$2.49

Diluted (loss) earnings per share	$(1.18)	$(0.76)	$2.41

Excluded outstanding common stock options having an anti-dilutive effect	239	246	—

For the year ended December 31, 2009, the undistributed losses attributed to participating securities, which represent restricted stock granted by the Company, were approximately one percent of total losses. For the years ended December 31, 2008 and 2007, the undistributed (losses) earnings attributed to participating securities were less than one percent of total (losses) earnings.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, oil and gas, commercial aircraft, heavy equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy from locations throughout the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. No single customer represents more than 5% of the Company’s total net sales. Approximately 83% of the Company’s business is conducted from locations in the United States.
Share-based compensation — The Company records share-based compensation expense ratably over the award vesting period based on the grant date fair value of share-based compensation awards. Share-based compensation expense for restricted shares in the long-term incentive plans (“LTI Plans”) is recorded based on the fair value based on the market price of the Company’s common stock on the grant date. The fair value of performance units is based on the market price of the Company’s stock on the grant date adjusted to reflect that the participants in the performance units do not participate in dividends during the vesting period.
Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTI Plans. Final award vesting and distribution of performance awards granted under the LTI Plans are determined based on the Company’s actual performance versus target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three-year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom performance awards have been granted under the LTI Plans must be employed by the Company at the end of the performance period or the performance award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Fair Value of Financial Instruments — The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy the Company utilizes, which prioritizes the inputs used in the valuation methodologies, is:
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
Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.
New Accounting Standards
Standards Adopted
Effective December 31, 2009, the Company adopted new guidance related to employers’ benefit plan asset disclosures. The new guidance, which is now part of Accounting Standards Codification (“ASC”) Topic 715, “Compensation — Retirement Benefits” (“ASC 715”), provides guidance on disclosures about plan assets and requires disclosures about fair value measurements of plan assets. See Note 5 for disclosures required by ASC 715.
Effective July 1, 2009, the Company adopted ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. Authoritative guidance references included in these financial statements have been updated to reflect the provisions of ASC 105.
Effective June 30, 2009, the Company adopted new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC Topic 825, “Financial Instruments” (“ASC 825”), requires fair value disclosures of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The adoption of the new guidance did not have an impact on the Company’s financial position, results of operations and cash flows. See Note 9 for disclosures required by ASC 825.
Effective January 1, 2009, the Company adopted new guidance related to the accounting for business combinations. The new guidance, which is now part of ASC Topic 805, “Business Combinations” (“ASC 805”), establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The modifications to ASC 805 also provide guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the new guidance did not have a significant impact on the Company’s financial position, results of operations and cash flows.
Effective January 1, 2009, the Company adopted new guidance that addresses whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, “Earnings per Share,” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the “two-class method.” Due to the insignificant number of participating securities outstanding at December 31, 2009, the adoption of the new guidance did not have an impact on the Company’s earnings per share calculation.

Standards Issued Not Yet Adopted
Effective January 1, 2010, the FASB issued new guidance, which is now part of ASC Topic 810, “Consolidation” (“ASC 810”). The revised guidance amends the consolidation guidance that applies to a variable interest entity (“VIE”). The amendments will significantly affect the overall consolidation analysis. Under the revised guidance, an enterprise will need to reconsider its previous consolidation conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The adoption of the revised guidance on January 1, 2010 did not have an impact on the Company’s financial position, results of operations and cash flows.
(2) Acquisitions and Divestitures
Acquisitions
Metals U.K. Group
On January 3, 2008, the Company acquired 100 percent of the outstanding capital stock of Metals U.K. Group (“Metals U.K.”). The purchase was financed with debt. The acquisition of Metals U.K. was accounted for using the purchase method. Accordingly, the Company recorded the net assets at their estimated fair values. The operating results and the assets of Metals U.K. are included in the Company’s Metals segment from the date of acquisition.
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
Divestiture
Metal Mart LLC
On October 2, 2007, the Company completed the sale of Metal Mart LLC, a wholly owned subsidiary, doing business as Metal Express, to Metal Supermarkets (Chicago) Ltd., a unit of Metal Supermarkets Corp. for approximately $6,300. Metal Express is a small order metals distribution business which served the general manufacturing industry from its network of 15 locations throughout the U.S. Metal Express was included in the Company’s Metals segment. For the year ended December 31, 2007, Metal Express’ revenues were $12,875. The Company recorded a loss of approximately $500 on the divestiture. The net proceeds from the sale were used to repay a portion of the Company’s outstanding debt.

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
The Company operates locations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Net sales
United States	$673,918	$1,236,355	$1,245,943
All other countries	138,720	264,681	174,410

Total	$812,638	$1,501,036	$1,420,353

Long-lived assets
United States	$73,897	$78,911
All other countries	8,856	9,379

Total	$82,753	$88,290

Segment information as of and for the years ended December 31, 2009, 2008 and 2007 is as follows:

		Operating
	Net	Income	Total	Capital	Depreciation &
	Sales	(Loss)	Assets	Expenditures	Amortization
2009
Metals segment	$726,221	$(32,130)	$488,090	$8,456	$19,943
Plastics segment	86,417	282	46,443	293	1,348
Other	—	(5,281)	23,468	—	—

Consolidated	$812,638	$(37,129)	$558,001	$8,749	$21,291

2008
Metals segment	$1,384,859	$11,554	$602,897	$24,218	$22,040
Plastics segment	116,177	3,182	52,797	2,084	1,287
Other	—	(10,604)	23,340	—	—

Consolidated	$1,501,036	$4,132	$679,034	$26,302	$23,327

2007
Metals segment	$1,304,713	$94,235	$607,993	$17,537	$18,988
Plastics segment	115,640	4,989	51,592	2,646	1,189
Other	—	(8,549)	17,419	—	—

Consolidated	$1,420,353	$90,675	$677,004	$20,183	$20,177

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.
(4) Lease Agreements
The Company has operating and capital leases covering certain warehouse facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments, and with a mileage factor included in the truck leases.
Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009, are as follows:

	Capital	Operating
2010	$588	$12,052
2011	350	11,614
2012	152	11,082
2013	84	8,893
2014	18	6,317
Later years	—	17,030

Total future minimum rental payments	$1,192	$66,988

Total rental payments charged to expense were $12,769 in 2009, $13,049 in 2008, and $14,895 in 2007.
Total gross value of property, plant and equipment under capital leases was $2,796 and $2,259 in 2009 and 2008, respectively.
In July 2003, the Company sold its Los Angeles land and building for $10,538. Under the agreement, the Company has a ten-year lease for 59% of the property. In October 2003, the Company also sold its Kansas City land and building for $3,464 and is leasing back approximately 68% of the property from the purchaser for ten years. These leases are being accounted for as operating leases. The two transactions generated a total net gain of $8,495, which has been deferred and is being amortized to income ratably over the terms of the leases. At December 31, 2009 and 2008, the total non-current deferred gain associated with sale leaseback transactions of $2,885 and $3,637, respectively, primarily relates to the sale leaseback transactions described above and is included in “Other non-current liabilities” on the consolidated balance sheets. Additionally, the current portion of the deferred gain associated with the Los Angeles and Kansas City sale leaseback transactions in the amount of $852 is included in “Accrued liabilities” in the consolidated balance sheets at December 31, 2009 and 2008. The leases require the Company to pay customary operating and repair expenses and contain renewal options. The total rental expense for the Los Angeles and Kansas City leases for 2009, 2008 and 2007 was $1,529, $1,525 and $1,466, respectively.

(5) Employee Benefit Plans
Pension Plans
Substantially all employees who meet certain requirements of age, length of service and hours worked per year are covered by Company-sponsored pension plans and supplemental pension plan (collectively, the “pension plans”). These pension plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings. The Company also has a supplemental pension plan, which is a non-qualified, unfunded plan. The Company uses a December 31 measurement date for the pension plans.
During December 2007, certain of the pension plans were amended and as a result, a curtailment charge of $284 was recognized in 2007. During March 2008, the supplemental pension plan was amended and as a result, a curtailment gain of $472 was recognized at that time. Effective July 1, 2008, the Company-sponsored pension plans were frozen.
In conjunction with the decision to freeze the pension plans, the Company modified its investment portfolio target allocation for the pension plans’ funds. The revised investment target portfolio allocation focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. The Company’s decision to change the investment portfolio target allocation resulted in a reduction to the expected long-term rate of return and an increase to the Company’s future net periodic pension cost in 2009. The assets of the Company-sponsored pension plans are maintained in a single trust account.
The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, commonly called ERISA.
Components of net periodic pension benefit cost are as follows:

	2009	2008	2007
Service cost	$617	$2,057	$3,562
Interest cost	7,511	7,216	7,424
Expected return on assets	(9,010)	(11,124)	(10,080)
Amortization of prior service cost	240	245	58
Amortization of actuarial loss	151	351	3,153

Net periodic pension (credit) cost, excluding impact of curtailment	$(491)	$(1,255)	$4,117

The expected 2010 amortization of pension prior service cost and actuarial loss is $231 and $237, respectively.

The status of the plans at December 31, 2009 and 2008 are as follows:

	2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$123,208	$117,949
Service cost	617	2,057
Interest cost	7,511	7,216
Curtailments	—	(1,962)
Plan change	—	1,891
Benefit payments	(5,744)	(5,562)
Actuarial loss	7,168	1,619

Projected benefit obligation at end of year	$132,760	$123,208

Change in plan assets:
Fair value of plan assets at beginning of year	$145,572	$137,314
Actual return on assets	8,109	13,655
Employer contributions	215	165
Benefit payments	(5,744)	(5,562)

Fair value of plan assets at end of year	$148,152	$145,572

Funded status — net prepaid	$15,392	$22,364

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$19,913	$26,615
Accrued liabilities	(206)	(216)
Pension and postretirement benefit obligations	(4,315)	(4,035)

Net amount recognized	$15,392	$22,364

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(15,717)	$(7,799)
Unrecognized prior service cost	(1,679)	(1,918)

Total	$(17,396)	$(9,717)

Accumulated benefit obligation	$132,349	$123,085
For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $4,522, $4,522 and $0, respectively, at December 31, 2009; and $4,251, $4,251 and $0, respectively, at December 31, 2008.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	2009	2008
Discount rate	5.75%	6.25%
Projected annual salary increases	0-3.00	0-3.00
The assumptions used to determine net periodic pension benefit costs are as follows:

	2009	2008	2007
Discount rate	6.25%	6.25%	5.75%
Expected long-term rate of return on plan assets	6.50	8.75	8.75
Projected annual salary increases	0-3.00	0-4.00	4.00
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

The Company’s pension plan weighted average asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

	2009	2008
Debt securities	96%	87%
Real estate	3%	5%
Other	1%	8%

	100%	100%

The Company’s pension plans’ funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Human Resources Committee of the Board of Directors. Beginning in 2008, the overall target portfolio allocation is 100% fixed income securities. These funds’ conformance with style profiles and performance is monitored regularly by management, with the assistance of the Company’s investment advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from the target range. The investment advisor provides quarterly reports to management and the Human Resource Committee of the Board of Directors.
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Debt securities (1)	$141,734	$—	$—	$141,734
Real estate (2)	—	—	4,863	4,863
Other (3)	—	1,555		1,555

Total	$141,734	$1,555	$4,863	$148,152

(1)	Includes corporate and U.S. government debt securities

(2)	Includes investments in real estate investment trusts that invest in a variety of property types in geographically diverse markets across the U.S.

(3)	Primarily interest rate swaps
The following reconciliation represents the change in fair value of Level 3 assets between December 31, 2008 and December 31, 2009:

Real Estate
Fair value as of December 31, 2008	$7,319
Income earned, net	11
Unrealized loss	(2,467)

Fair value as of December 31, 2009	$4,863

The estimated future pension benefit payments are:

2010	$6,496
2011	6,620
2012	7,008
2013	7,448
2014	7,765
2015— 2019	45,849
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.

Components of net periodic postretirement benefit cost for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Service cost	$169	$151	$176
Interest cost	224	207	220
Amortization of prior service cost	47	47	47
Amortization of actuarial gain	(16)	(18)	(5)

Net periodic postretirement benefit cost	$424	$387	$438

The expected 2010 amortization of postretirement prior service cost and actuarial gain are insignificant.
The status of the postretirement benefit plans at December 31, 2009 and 2008 were as follows:

	2009	2008
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$3,687	$3,416
Service cost	169	151
Interest cost	224	207
Benefit payments	(129)	(126)
Actuarial (gain) loss	(32)	39

Accumulated postretirement benefit obligation at end of year	$3,919	$3,687

Funded status — net liability	$(3,919)	$(3,687)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(206)	$(189)
Pension and postretirement benefit obligations	(3,713)	(3,498)

Net amount recognized	$(3,919)	$(3,687)

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial gain	$515	$499
Unrecognized prior service cost	(28)	(76)

Total	$487	$423

The assumed health care cost trend rates for medical plans at December 31 were as follows:

	2009	2008	2007
Medical cost trend rate	9.00%	10.00%	11.00%
Ultimate medical cost trend rate	5.00	5.00	5.00
Year ultimate medical cost trend rate will be reached	2013	2013	2013
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2009 by $276 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2009 by $248 with no significant impact on the annual periodic postretirement benefit cost. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.75% in 2009 and 6.25% in 2008. The weighted average discount rate used in determining net periodic postretirement benefit costs were 6.25% in 2009 and 2008 and 5.75% in 2007.

Retirement Savings Plan
Effective July 1, 2008, the Company revised the provisions of its retirement savings plan for the benefit of salaried and other eligible employees (including officers). The Company’s plan includes features under Section 401(k) of the Internal Revenue Code. The plan includes a provision whereby the Company makes a matching contribution on the first 6% of considered earnings that each employee contributes (“the matching contribution”). The plan also includes a supplemental contribution (the “supplemental contribution”) feature whereby a fixed contribution of considered earnings is deposited into each employee’s 401(k) account each pay period, regardless of whether the employee participates in the plan. Company contributions cliff vest after two years of employment.
Due to cost reduction measures implemented by management during April, 2009, the Company’s matching contribution and supplemental contribution were suspended.
The amounts expensed are summarized below:

	2009	2008	2007
Supplemental contributions and 401(k) match	$2,060	$3,161	$3,939

(6)	Joint Venture
Kreher Steel Co., LLC (“Kreher”) is a 50% owned joint venture of the Company. It is a metals distributor headquartered in the Midwest. Kreher distributes bulk quantities of alloy, special bar quality and stainless steel bars.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2009	2008	2007
Equity in earnings of joint venture	$402	$8,849	$5,324
Investment in joint venture	23,468	23,340	17,419
Sales to joint venture	486	568	642
Purchases from joint venture	118	1,040	565
The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	2009	2008	2007
Revenues	$108,963	$221,753	$164,297
Net income	803	17,698	10,647
Current assets	50,604	64,550	56,149
Non-current assets	17,661	19,184	18,137
Current liabilities	19,852	34,864	37,354
Non-current liabilities	3,137	3,428	3,275
Members’ equity	45,275	45,442	33,657
Capital expenditures (a)	249	2,628	7,999
Depreciation and amortization	1,830	1,597	1,236

(a)	Includes purchase of Special Metals Inc. in April 2007.

(7)	Income Taxes
Income (loss) before income taxes and equity in earnings of joint venture generated by the Company’s U.S. and non-U.S. operations were as follows:

	2009	2008	2007
U.S	$(40,465)	$(13,425)	$65,516
Non-U.S.	(3,104)	8,184	12,260
The Company’s income tax (benefit) expense is comprised of the following:

	2009	2008	2007
Federal — current	$(27,641)	$25,943	$34,082
— deferred	14,611	(11,025)	(11,515)
State — current	(752)	2,827	5,194
— deferred	(1,396)	(2,381)	(527)
Foreign — current	970	5,498	5,166
— deferred	(2,056)	(172)	(1,106)

	$(16,264)	$20,690	$31,294

The reconciliation between the Company’s effective tax rate on income and the U.S. federal income tax rate of 35% is as follows:

	2009	2008	2007
Federal income tax at statutory rates	$(15,248)	$(1,834)	$27,220
State income taxes, net of federal income tax benefits	(1,561)	95	3,050
Federal and state income tax on joint venture	154	3,460	2,071
Impairment of goodwill	475	20,601	—
Rate differential on foreign income	—	(1,253)	(231)
Other	(84)	(379)	(816)

Income tax (benefit) expense	$(16,264)	$20,690	$31,294

Effective income tax expense rate	37.3%	(394.8%)	40.2%

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2009	2008
Deferred tax liabilities:
Depreciation	$7,895	$6,783
Inventory	13,249	—
Pension	7,480	10,259
Intangible assets and goodwill	23,510	25,895
Postretirement benefits	—	—

Total deferred tax liabilities	$52,134	$42,937

Deferred tax assets:
Postretirement benefits	$3,102	$2,945
Inventory	—	275
Deferred compensation	637	2,267
Deferred gain	950	1,314
Impairments	803	1,918
Net operating loss carryforward	3,713	—
Other, net	1,191	720

Total deferred tax assets	$10,396	$9,439

Net deferred tax liabilities	$41,738	$33,498

As of December 31, 2009 and December 31, 2008, the Company had estimated federal net operating losses (“NOLs”) of $40,613 and $0, respectively, available to offset past and future federal taxable income. These NOLs expire in year 2029. The Company believes it will be able to carryback all of the federal NOLs to prior years.
As of December 31, 2009 and December 31, 2008, the Company had estimated state NOLs of $40,613 and $0, respectively. The state NOLs expire in years 2015-2030.
As of December 31, 2009 and December 31, 2008, the Company had estimated foreign NOLs of $8,779 and $0, respectively. Foreign NOLs of $5,068 expire in year 2030 and $3,711 of the foreign NOLs do not expire. The Company believes it will be able to carryback the $5,068 of expiring foreign NOLs to prior years.
Based on all available evidence, including historical and forecasted financial results, the Company determined that it is more likely than not that the state and foreign NOLs that have expiration dates will be realized due to the fact that the Company anticipates it will be able to have sufficient earnings in future years to use the NOL carryforwards prior to expiration. To the extent that the Company does not generate sufficient state or foreign taxable income within the statutory carryforward periods to utilize the NOL carryforwards in the respective jurisdictions, they will expire unused. However, based upon all available evidence, the Company has concluded that it will utilize these NOL carryforwards prior to the expiration period.
The following table shows the net change in the Company’s unrecognized tax benefits:

	2009	2008	2007
Balance as of January 1	$2,273	$1,754	$931
Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken in prior years	272	169	563
Due to tax positions taken during the current year	—	350	260
Due to settlement with tax authorities	(1,187)	—	—
Due to expiration of statute	(632)	—	—

Balance as of December 31	$726	$2,273	$1,754

As of December 31, 2009, $468 of unrecognized tax benefits would impact the effective tax rate if recognized. At December 31, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $87. It is reasonably possible that the gross unrecognized tax benefits may decrease within the next 12 months by a range of approximately $0 to $94.
During 2009 the statute expired on an unrecognized tax benefit for a pre-acquisition period of one of the Company’s subsidiaries. The reversal of the reserve for this unrecognized tax benefit was recorded as a component of overall income tax benefit for the year ended December 31, 2009.
The Company or its subsidiaries files income tax returns in the U.S., 29 states and 7 foreign jurisdictions. During 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. In connection with this examination, the Company settled with the IRS regarding certain tax positions including the Company’s federal income tax inventory costing methodologies. As a result of the settlement, the Company did not recognize a significant amount of additional tax expense during the year ended December 31, 2009.

(8) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the years ended December 31, 2009 and 2008 were as follows:

	2009			2008
	Metals	Plastics		Metals	Plastics
	Segment	Segment	Total	Segment	Segment	Total
Balance as of January 1
Goodwill	$97,208	$12,973	$110,181	$88,567	$12,973	$101,540
Accumulated impairment losses	(58,860)	—	(58,860)	—	—	—

	38,348	12,973	51,321	88,567	12,973	101,540

Acquisition of Metals U.K.	—	—	—	12,404	—	12,404
Transtar purchase price adjustment	—	—	—	(244)	—	(244)
Impairment losses	(1,357)	—	(1,357)	(58,860)	—	(58,860)
Currency valuation	108	—	108	(3,519)	—	(3,519)

Balance as of December 31
Goodwill	97,316	12,973	110,289	97,208	12,973	110,181
Accumulated impairment losses	(60,217)	—	(60,217)	(58,860)	—	(58,860)

	$37,099	$12,973	$50,072	$38,348	$12,973	$51,321

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2009 test, the Company determined that there was no impairment of goodwill. The Company’s year-to-date operating results, among other factors, were considered in determining whether it was more likely than not that the fair value for any reporting unit had declined below its carrying value, which would require the Company to perform an interim goodwill impairment test during the year ended December 31, 2009.
Based on the continued economic recession, the Company thoroughly reviewed its long-term forecasts as part of its annual budgeting process which took place during the fourth quarter of 2009. As a result of this process, the Company determined that it was more likely than not that goodwill was impaired and, therefore, the Company performed an interim goodwill impairment analysis as of December 31, 2009. Fair value of the reporting units was determined using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data and management estimates of future cash flows, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. The determination of the fair value of the reporting units requires significant estimates and assumptions to be made by management. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approach. The long-term projections used in the valuation are developed as part of the Company’s annual budgeting process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.
The carrying value of the Oil & Gas reporting unit within the Metals segment exceeded its respective fair value. The Company compared the implied fair value of the goodwill with the carrying value of the goodwill and a non-cash charge of $1,357 for goodwill impairment was recorded during the fourth quarter of 2009. The charge is non-deductible for tax purposes.
During the fourth quarter of 2008, the Company determined that the weakening of the U.S. economy and the global credit crisis resulted in a reduction of the Company’s market capitalization below its total shareholder’s equity value for a sustained period of time, which was an indication that it was more likely than not that goodwill was impaired. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2008. The Company recorded a non-cash charge of $58,860 for goodwill impairment during the fourth quarter of 2008. The charge was non-deductible for tax purposes. Of this amount, $49,823 and $9,037 related to the Aerospace and Metals U.K. reporting units, respectively, within the Metals segment.

The following summarizes the components of intangible assets at December 31, 2009 and 2008:

	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,549	$21,435	$69,292	$14,729
Non-compete agreements	2,938	2,477	2,805	1,626
Trade name	378	378	378	378

Total	$72,865	$24,290	$72,475	$16,733

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008.
For the years ended December 31, 2009, 2008, and 2007, the aggregate amortization expense was $7,441, $8,271 and $6,587, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2010	$7,115
2011	6,634
2012	6,144
2013	6,144
2014	6,144
9) Debt
Short-term and long-term debt consisted of the following at December 31, 2009 and 2008:

	2009	2008
SHORT-TERM DEBT
U.S. Revolver A (a)	$5,000	$18,000
Foreign	—	3,200
Trade acceptances (c)	8,720	9,997

Total short-term debt	13,720	31,197

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments through 2015 (b)	50,026	56,816
U.S. Revolver B (a)	24,246	24,018
Industrial development revenue bonds at a 1.554% weighted average rate, due in 2009	—	3,500
Other, primarily capital leases	1,192	1,522

Total long-term debt	75,464	85,856
Less current portion	(7,778)	(10,838)

Total long-term portion	67,686	75,018

TOTAL SHORT-TERM AND LONG-TERM DEBT	$89,184	$117,053

(a)	On January 2, 2008, the Company and its Canadian, U.K. and material domestic subsidiaries entered into a First Amendment to its Amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) dated as of September 5, 2006 with its lending syndicate. The 2008 Senior Credit Facility provides a $230,000 five-year secured revolver. The facility consists of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B“ and with the U.S. Revolver A, the “U.S. Facility”), and (iii) a Canadian dollar (“Cdn.”) $9,800 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar) (the “Canadian Facility”). In addition, the maturity date of the 2008 Senior Credit Facility was extended to January 2, 2013. The obligations of the U.K. subsidiary under the U.S. Revolver B are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to a U.K. Guarantee Agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008.

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
The Canadian Facility is guaranteed by the Company and is secured by substantially all of the assets of the Canadian subsidiary. The Canadian Facility provides for a letter of credit sub-facility providing for the issuance of letters of credit in an aggregate amount of up to Cdn. $2,000. Depending on the type of borrowing selected by the Canadian subsidiary, the applicable interest rate for loans under the Canadian Facility is calculated as a per annum rate equal to (i) for loans drawn in U.S. dollars, the rate plus a variable margin is the same as the U.S. Facility and (ii) for loans drawn in Canadian dollars, the applicable Canadian Deposit Offer Rate (“CDOR”) rate for banker’s acceptances of the applicable face value and tenor or the greater of (a) the Canadian prime rate or (b) the one-month CDOR rate plus 0.5%. The margin on the loans drawn under the Canadian Facility may fall or rise as set forth in the agreement depending on the Company’s debt-to-total capital ratio as calculated on a quarterly basis.
The U.S. Facility and the Canadian Facility are each an asset-based loan with a borrowing base that fluctuates primarily with the Company’s and the Canadian subsidiary’s receivable and inventory levels.
The covenants and events of default contained in the 2008 Senior Credit Facility, including financial covenants, match those set forth in the Company’s long-term note agreements. These covenants limit certain matters, including the incurrence of liens, the sale of assets, and mergers and consolidations, and include a maximum debt-to-working capital ratio, a maximum debt-to-total capital ratio and a minimum net worth provision. There is also a provision to release liens on the assets of the Company and all of its subsidiaries should the Company achieve an investment grade credit rating. The events of default include the failure to pay principal or interest when due, failure to comply with covenants and other agreements, defaults under other material debt instruments of the Company or its subsidiaries, certain judgments against the Company or its subsidiaries or events of bankruptcy involving the Company or its subsidiaries, the failure of the guarantees or security documents to be in full force and effect or a default under those agreements, or the Company’s entry into a receivables securitization facility. Upon the occurrence of an event of default, the Company’s obligations under the agreements may be accelerated.
The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding under this instrument are not expected to be repaid within the next 12 months. Taking into consideration the most recent borrowing base calculation as of December 31, 2009, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, the Company had availability of $54,264 under its U.S. Revolver A and $25,754 under its U.S. Revolver B. The Company’s Canadian subsidiary had availability of approximately $9,354. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B for the year ended December 31, 2009 was 2.07% and 1.78%, respectively. The weighted average interest rate for borrowings under the Canadian Revolver for the year ended December 31, 2009 was 3.46%.

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
The Company’s annual debt service requirements under the Notes, including annual interest payments, will approximate $10,223 to $10,572 per year. The Notes may not be prepaid without a premium.
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

c)	A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn. At December 31, 2009, the Company had $8,720 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 2.28% for the year ended December 31, 2009.

d)	The industrial revenue bonds are based on an adjustable rate bond structure and are backed by a letter of credit. The bonds were repaid upon maturity in November 2009.
Aggregate annual principal payments required on the Company’s total long-term debt for each of the next five years and beyond are as follows:

2010	$7,778
2011	7,964
2012	8,216
2013	32,869
2014	9,061
2015 and beyond	9,576

Total debt	$75,464

Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $163 in 2009, $841 in 2008 and $400 in 2007.
The fair value of the Company’s fixed rate debt as of December 31, 2009, including current maturities, was estimated to be between $46,000 and $48,000 compared to a carrying value of $50,026. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of December 31, 2009, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is $25,600, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the year, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $29,246 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.

As of December 31, 2009 the Company remained in compliance with the covenants defined in its credit agreements.
(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $1,370, $454 and $5,018 for 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $530, $177, and $1,957 in 2009, 2008 and 2007, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2009 associated with all share-based payment arrangements is $1,027 and the weighted average period over which it is to be expensed is 1.4 years.
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
In 2006, the Company began to utilize restricted stock to compensate non-employee directors and non-vested shares issued under the LTI Plans as its long-term incentive compensation method for officers and other key management employees. During 2009, the Company had LTI Plans in effect for years 2007, 2008 and 2009. Stock options may be granted in the future under certain circumstances when deemed appropriate by management and the Board of Directors.
Stock Options
The Company’s stock options have been granted with an exercise price equal to the market price of the Company’s stock on the date of the grant and have a contractual life of 10 years. Options generally vest in one to five years for executive and employee option grants and one year for options granted to directors. The Company generally issues new shares upon the exercise of stock options. A summary of the stock option activity under the Company’s share-based compensation arrangements is shown below:

		Weighted
		Average
	Shares	Exercise Price
Stock options outstanding at January 1, 2009	246	$11.49

Expired	(7)	15.22

Stock options outstanding at December 31, 2009	239	11.37

Stock options vested or expected to vest as of December 31, 2009	239

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $0, $677 and $2,083, respectively. The total intrinsic value of options outstanding at December 31, 2009 is $894. As of December 31, 2009, stock options outstanding had a weighted average remaining contractual life of 3.7 years. There was no unrecognized compensation cost related to stock option compensation arrangements.
Restricted Stock
As of December 31, 2009, the unrecognized compensation cost associated with restricted stock is $827. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $1,392, $665 and $602, respectively. The fair value of the non-performance based restricted stock awards is established using the market price of the Company’s stock on the date of grant.
A summary of the restricted stock activity is as follows:

		Weighted-Average
		Grant Date
Restricted Stock	Shares	Fair Value
Non-vested shares outstanding at January 1, 2009	68	$26.23
Granted	267	8.14
Forfeited	(14)	18.29
Vested	(59)	25.21

Non-vested shares outstanding at December 31, 2009	262	10.76

Non-vested shares expected to vest as of December 31, 2009	230	11.21

In addition to the performance awards discussed below (see “Long-Term Incentive Plans” below), the Company’s 2009 LTI Plan included issuance of approximately 187 shares of restricted stock. These shares of restricted stock cliff vest at the end of a three-year service period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom shares of restricted stock have been granted must be employed by the Company at the end of the service period or the award will be forfeited. Compensation expense is recognized based on management’s estimate of the total number of shares of restricted stock expected to vest at the end of the service period.
Deferred Compensation Plan
The Company maintains a Board of Director’s Deferred Compensation Plan for directors who are not officers of the Company. Under this plan, directors have the option to defer payment of their retainer and meeting fees into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement or death, or otherwise as a lump sum or in installments on one or more distribution dates at the directors election made at the time of the election to defer compensation. Disbursement is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and are accounted for as a liability award which is re-measured at fair value at each reporting date. As of December 31, 2009, a total of 30 common share equivalent units are included in the director stock equivalent unit accounts. Compensation expense (benefit) related to the fair value re-measurement associated with this plan for the year-ended December 31, 2009, 2008 and 2007 was approximately $(90), $(396) and $41, respectively. The unrecognized compensation cost as of December 31, 2009 associated with directors deferred compensation is $200.
Long-Term Incentive Plans
The Company maintains LTI Plans for officers and other key management employees. Under the LTI Plans, selected officers and other key management employees are eligible to receive share-based awards. Final award vesting and distribution of performance awards granted under the LTI Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2007, 2008 and 2009 Plans, respectively). Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three-year period. Unless covered by a specific change-in-control or severance arrangement, individuals to whom performance awards have been granted under the LTI Plans must be employed by the Company at the end of the performance period or the performance award will be forfeited, unless the termination of employment was due to death, disability or retirement. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

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
The status of the active LTI Plans as of December 31, 2009 is summarized below:

		Estimated Number of	Maximum Number of
		Performance Shares to	Performance Shares that
Plan Year	Grant Date Fair Value	be Issued	could Potentially be Issued
2007	$25.45 - $34.33	—	174
2008	$22.90 - $28.17	—	366
2009	$5.66	—	708

(11)	Common and Preferred Stock
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
In May 2007, the Company completed a secondary public offering of 5,000 shares of its common stock at $33.00 per share. Of these shares, the Company sold 2,348 plus an additional 652 to cover over-allotments. Selling stockholders sold 2,000 shares. Concurrent with the secondary equity offering, the sole selling preferred stockholder opted to convert all preferred stock into common stock and the converted common stock was subsequently included in the secondary offering by the selling preferred stockholder.
The Company realized net proceeds from the equity offering of $92,883. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
(12) Commitments and Contingent Liabilities
As of December 31, 2009, the Company had $2,791 of irrevocable letters of credit outstanding which primarily consisted of $2,141 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.

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
(13) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as reported in the consolidated balance sheets as of December 31, 2009 and 2008 was comprised of the following:

	2009	2008
Foreign currency translation (losses) gains	$(3,214)	$(5,793)
Unrecognized pension and postretirement benefit costs, net of tax	(10,314)	(5,669)

Total accumulated other comprehensive (loss) income	$(13,528)	$(11,462)

(14)	Selected Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$252,244	$195,103	$183,960	$181,331
Gross profit (a)	33,722	18,275	14,980	3,390
Net income (loss)	480	(5,521)	(6,337)	(15,525)
Basic earnings (loss) per share	$0.02	$(0.24)	$(0.28)	$(0.68)
Diluted earnings (loss) per share	$0.02	$(0.24)	$(0.28)	$(0.68)
Common stock dividends declared	$0.06	$—	$—	$—

2008
Net sales	$393,479	$397,115	$388,898	$321,544
Gross profit (a)	57,799	53,761	55,004	32,979
Net income (loss)	13,814	11,251	11,478	(53,625)
Basic earnings (loss) per share	$0.62	$0.50	$0.51	$(2.37)
Diluted earnings (loss) per share	$0.62	$0.49	$0.50	$(2.37)
Common stock dividends declared	$0.06	$0.06	$0.06	$0.06

(a)	Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP

Chicago, Illinois
March 12, 2010

Kreher Steel Company, LLC and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008
ASSETS

Current assets
Cash	$3,934,250	$2,821,707
Accounts receivable (net of allowance for doubtful accounts of approximately $1,308,000 in 2009 and $980,000 in 2008)	15,678,678	19,818,403
Inventory, net	30,090,474	41,187,729
Deferred taxes	67,793	94,853
Prepaid expenses and other current assets	832,906	626,887

Total current assets	50,604,101	64,549,579

Property and equipment
Land and building	10,261,955	10,261,955
Machinery and equipment	10,222,135	10,132,795
Furniture, fixtures and office equipment	1,644,648	1,595,975
Automobiles and trucks	673,517	597,116
Leasehold improvements	1,450,728	1,440,950
Construction in progress	102,052	118,675

	24,355,035	24,147,466

Less accumulated depreciation and amortization	11,154,899	9,560,391

Property and equipment, net	13,200,136	14,587,075

Deferred financing costs, net of amortization	154,559	171,036

Goodwill	3,525,247	3,467,589

Intangible assets, net	711,849	889,341

Other assets	69,042	69,043

	$68,264,934	$83,733,663

Kreher Steel Company, LLC and Subsidiaries
CONSOLIDATED BALANCE SHEETS — CONTINUED
December 31,

	2009	2008
LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities
Revolving line of credit	$2,000,000	$16,742,000
Current portion of long-term debt	360,000	350,000
Accounts payable	15,454,716	14,626,491
Accrued expenses	2,037,709	3,145,453

Total current liabilities	19,852,425	34,863,944

Deferred taxes, non-current	572,139	502,350

Long-term debt, less current portion	2,565,000	2,925,000

Members’ capital	45,275,370	45,442,369

	$68,264,934	$83,733,663

Kreher Steel Company, LLC and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,

	2009	2008	2007

Sales	$108,962,595	$221,753,376	$164,297,352

Cost of sales	96,729,967	184,200,748	137,594,872

Gross profit	12,232,628	37,552,628	26,702,480

Operating expenses
Selling	5,073,960	7,498,339	5,813,848
General and administrative	6,611,907	9,501,864	7,630,401

Total operating expenses	11,685,867	17,000,203	13,444,249

Income from operations	546,761	20,552,425	13,258,231

Interest expense	270,460	992,278	1,458,732

Interest income	(930)	(14,667)	(64,452)

Other income	(210,973)	(222,871)	(153,932)

Net income before taxes	488,204	19,797,685	12,017,883

(Benefit) provision for income taxes	(314,827)	2,103,369	1,371,000

NET INCOME	$803,031	$17,694,316	$10,646,883

Kreher Steel Company, LLC and Subsidiaries
CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL
Three years ended December 31, 2009

Balance at January 1, 2007, 400 units	$26,098,871

Net income	10,646,883

Distributions	(3,089,090)

Balance at December 31, 2007, 400 units	33,656,664

Net income	17,694,316

Distributions	(5,908,611)

Balance at December 31, 2008, 400 units	45,442,369

Net income	803,031

Distributions	(970,030)

Balance at December 31, 2009, 400 units	$45,275,370

Kreher Steel Company, LLC and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2009	2008	2007
Cash flows from operating activities
Net income	$803,031	$17,694,316	$10,646,883
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,830,044	1,597,068	1,235,551
Deferred taxes	96,849	91,297	—
Bad debt expense	326,291	321,903	(92,783)
Gain on retirement of property and equipment	—	(8,000)	(7,500)
Changes in assets and liabilities, net of assets and liabilities acquired in business acquisition
Accounts receivable	3,813,434	(2,024,864)	(1,394,962)
Inventory	11,097,255	(4,638,275)	(7,856,257)
Prepaid expenses and other assets	(263,676)	(220,351)	30,339
Accounts payable	828,225	724,075	(2,599,372)
Accrued expenses	(1,107,744)	(2,549)	365,939

Net cash provided by operating activities	17,423,709	13,534,620	327,838

Cash flows from investing activities
Purchases of Special Metals, Inc., net of cash acquired			(4,311,853)
Purchase of property and equipment	(249,136)	(2,627,651)	(3,686,845)
Proceeds from sale of property and equipment	—	8,000	7,500

Net cash used in investing activities	(249,136)	(2,619,651)	(7,991,198)

Cash flows from financing activities
Net (decrease) increase in line of credit	(14,742,000)	(3,188,000)	9,611,326
Repayment of long-term debt	(350,000)	(340,000)	(760,000)
Decrease in restricted cash	—	310,588	2,393,648
Distributions to members	(970,030)	(5,908,611)	(3,089,090)

Net cash (used in) provided by financing activities	(16,062,030)	(9,126,023)	8,155,884

Net increase in cash	1,112,543	1,788,946	492,524

Cash at beginning of year	2,821,707	1,032,761	540,237

Cash at end of year	$3,934,250	$2,821,707	$1,032,761

Supplemental disclosures of cash flow information
Cash paid (received) during the year for
Interest	$207,159	$1,011,020	$1,423,837
Income taxes, net of refunds	(5,001)	2,242,574	1,329,089

Purchase price adjustment from the acquisition of Special Metals, Inc. to increase goodwill and decrease prepaid income taxes	$57,658	$—	$—

Purchase price adjustment from the acquisition of Special Metals, Inc. to increase goodwill and deferred tax liability	$—	$355,736	$—

NOTE A — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Company
Kreher Steel Company, LLC and Subsidiaries (the “Company”) was formed as a limited liability company (“LLC”) on January 11, 1996, and commenced business on May 1, 1996. The LLC members’ initial contribution consisted of the net assets of Kreher Steel Co., Inc.
The Company is a national distributor and processor of carbon and alloy steel bar products. The Company has locations throughout the United States and primarily sells in the vicinity of these locations.
Principles of Consolidation
The Company’s financial statements are presented on a consolidated basis and include its wholly-owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc. Special Metals, Inc.’s balances are included since April 2, 2007 (date of acquisition). All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.
Shipping and Handling Fees
For the years ended December 31, 2009, 2008 and 2007, shipping and handling costs billed to customers amounted to approximately $506,000, $1,342,000 and $1,114,000, respectively, and were included in cost of goods sold.
Financial Instruments and Risk Management
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits and trade receivables. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to certain limits. At December 31, 2009 and 2008, the Company had approximately $3,023,000 and $1,867,000 in excess of FDIC insured limits, respectively.
Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas. At December 31, 2009 and 2008, there were no individual customers that made up more than 10% of consolidated sales.
The Company’s financial instruments include cash and cash equivalents, notes receivable, accounts receivable, accounts payable and notes payable. The carrying value of the cash and cash equivalents approximates their fair value based on quoted market prices. The carrying amount of accounts receivable, notes receivable, accounts payable and notes payable approximates fair value due to their short-term nature and variable interest rates paid.
Prices for steel fluctuate based on worldwide production and, as a result, the Company is subject to the risk of future changing market prices. Furthermore, the Company purchased approximately 9%, 7% and 18% of its inventory from foreign suppliers for the years ended December 31, 2009, 2008 and 2007, respectively.

Inventory
Inventory is valued at the lower of cost or market. Cost is determined by the specific identification method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2009 and 2008, the reserve for obsolete and slow-moving inventory was approximately $1,245,000 and $508,000, respectively. In 2009 and 2008, the Company provided for a lower of cost or market adjustment as the price of steel fluctuated significantly during those periods. As of December 31, 2009 and 2008, the reserve for the lower of cost or market was approximately $420,000 and $491,000, respectively.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on the straight-line method and the estimated useful lives of the property and equipment. Depreciation of leasehold improvements is based on the estimated useful life or the term of the lease, whichever is shorter. The Company uses an accelerated method of depreciation for tax purposes. Depreciation expense for December 31, 2009, 2008 and 2007, was $1,636,075, $1,402,811 and $1,102,385, respectively.
Depreciable lives by asset classification are as follows:

Asset description	Life

Furniture and fixtures	5	-	7 years
Office equipment	5	-	7 years
Machinery and equipment	7	-	10 years
Automobiles and trucks	3	-	5 years
Building and leasehold improvements	7	-	35 years
Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized. Upon sale or retirement, the related cost and accumulated depreciation or amortization are removed from the respective accounts, and any resulting gain or loss is included in operations.
Long-Lived Assets
The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No triggering events were identified during the year, which would require an impairment analysis. Additionally, no assets were held for disposal as of December 31, 2009 or 2008.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price paid over the fair values of net assets acquired and liabilities assumed in the Company’s acquisitions.
Intangible assets include non-competition agreements and non-contractual customer relationships. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections. Intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of intangible assets was between two and six years as of December 31, 2009.
The Company evaluates the recoverability of identifiable assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of the asset, a significant adverse change in the extent or manner in which an asset is used or an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. No events or changes in circumstances were identified during the year that required an impairment analysis.

Revenue Recognition
Revenues from product sales are recognized at the time the product is shipped. The Company does not have any sales with destination shipping terms. The Company maintains reserves for potential losses on receivables and credits from its customers, and these losses have not exceeded management’s expectations.
Accounts Receivable
Credit is extended based upon an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days of the negotiated terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
Economic Dependency — Major Suppliers
During the years ended December 31, 2009, 2008 and 2007, the Company purchased approximately 52%, 43% and 66%, respectively, of its materials from five suppliers.
Deferred Financing Costs
Deferred financing costs are amortized over the life of the underlying credit agreement or the expected remaining life of the underlying credit agreement.
Income Taxes
As an LLC, the Company is not subject to Federal and state income taxes, and its income or loss is allocated to and reported in the tax returns of its members. Accordingly, no liability or provision for Federal and state income taxes attributable to the LLC’s operations is included in the accompanying financial statements. The Company provides for income taxes for its wholly-owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc., which are subject to Federal and state income taxes as they are structured as C Corporations.
On January 1, 2008, the Company adopted a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2009 and 2008, the Company determined that there are no tax positions with a more than 50% likelihood of being realized upon settlement.
Advertising Costs
Advertising costs are charged to expense when the advertisement is first communicated. The Company expensed advertising costs of approximately $30,000, $121,000 and $101,000 in 2009, 2008 and 2007, respectively.

NOTE B — INTANGIBLE ASSETS AND GOODWILL
Intangible assets are amortized using the straight-line method, using the weighted-average useful life, and are as follows at December 31, 2009:

Weighted-average
Asset description	useful life

Non-competition agreement	4 years
Non-contractual customer relationships	8 years
Management is required to evaluate goodwill and intangible assets with indefinite lives for impairment on an annual basis. The Company will test for impairment using a two-step process that involves (1) comparing the estimated fair value or the reporting unit to its net book value and (2) comparing the estimated implied fair value of goodwill and intangible assets to its carrying value. Goodwill and intangible assets were valued on the date of the acquisition. As of December 31, 2009, there was no impairment of the goodwill or intangible assets acquired.
The following is a summary of intangible assets at December 31:

	2009	2008
Intangible assets
Finite life
Non-compete agreements	$220,000	$220,000
Non-contractual customer relationships	980,000	980,000

	1,200,000	1,200,000

Less accumulated amortization	488,151	310,659

Net intangible assets	$711,849	$889,341

Amortization expense related to identifiable intangible assets was $177,492 for the years ended December 31, 2009 and 2008 and $133,167 for the year ended December 31, 2007. Estimated annual amortization expense as of December 31, 2009, is a follows:

Years ending December 31,

2010	$177,492
2011	136,245
2012	122,496
2013	122,496
2014	122,496
Thereafter	30,624
During 2009, the Company settled certain tax positions on behalf of Special Metals, Inc. that were in place prior to the acquisition. This resulted in an adjustment to goodwill and accrued income tax liability. During 2008, the Company completed its purchase price allocation for the acquisition. This resulted in an adjustment to goodwill and deferred tax liability of $355,736.

The changes in carrying balance of goodwill during the year ended December 31, 2009, are as follows:

Balance as of January 1, 2008	$3,111,853

Plus purchase price adjustment	355,736

Balance as of December 31, 2008	3,467,589

Plus final purchase price adjustment	57,658

Balance as of December 31, 2009	$3,525,247

NOTE C — TRANSACTIONS WITH AFFILIATES
Included in accounts receivable at December 31, 2009, was approximately $25,000 due from companies related through common ownership. In 2008, there were no amounts recorded in accounts receivable related to common ownership.
Included in accounts payable at December 31, 2009 and 2008, was approximately $65,000 and $45,000, respectively, due to companies related through common ownership.
Sales to and purchases from companies related through common ownership for the year ended December 31, 2009, were approximately $123,000 and $1,684,000, respectively, for the year ended December 31, 2008, were approximately $1,598,000 and $668,000, respectively, and for the year ended December 31, 2007 were approximately $667,700 and $7,835,100, respectively.
NOTE D — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the Company’s allowance for doubtful accounts are as follows at December 31:

	2009	2008

Beginning balance	$980,000	$690,000
Bad debt expense	326,291	321,903
Recoveries	7,414	7,289
Accounts written off	(5,578)	(39,192)

Total allowance for doubtful accounts	$1,308,127	$980,000

NOTE E — NOTES PAYABLE
Notes payable as of December 31, 2009 and 2008, are as follows:

	2009	2008

Revolving lines of credit	$2,000,000	$16,742,000

Michigan Strategic Fund Limited Obligation Revenue Bonds (2000)	$1,085,000	$1,145,000
Michigan Strategic Fund Limited Obligation Revenue Bonds (2006)	1,840,000	2,130,000

Total notes payable	2,925,000	3,275,000

Current portion of long-term debt	360,000	350,000

Long-term debt	$2,565,000	$2,925,000

In April 2004, the Company entered into a note payable agreement. The note payable consists of advances on a revolving line of credit, with maximum availability of $25,000,000, with the option of extending the credit to $40,000,000, through April 2009. In May 2007, the Company took that option and refinanced its $25,000,000 secured revolving credit agreement from an asset-based loan to a commercial-based loan, which can be increased to $40,000,000 in $5,000,000 increments. In April 2008, the Company increased the revolving credit to $30,000,000. The Company decreased the revolving credit to $20,000,000 in September 2009. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion.
There is no balance outstanding on the LIBOR portion at December 31, 2009. There is a balance of $2,000,000 outstanding on the prime rate portion at a rate of 2.625% (prime minus 0.625%) at December 31, 2009. The outstanding balance on the LIBOR portion was $16,000,000 at December 31, 2008. There was no outstanding balance on the prime rate portion at December 31, 2008. The loan is secured by the Company’s receivables, inventory and fixed assets and expires in September 2014.
In May 2007, the Company’s subsidiary, Special Metals, Inc., also entered into a commercial-based loan for $5,000,000, which can be increased to $10,000,000 in $1,000,000 increments. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. There is no balance outstanding on the prime portion at December 31, 2009, and there is $742,000 outstanding on the prime portion at December 31, 2008. There is no outstanding balance on the LIBOR rate portion in 2009 or 2008. The loan is secured by the Company’s receivables, inventory and fixed assets and expires in May 2012.
The Company is in compliance with all covenants related to the revolving credit agreements and all other notes payable.
In 2000, the Company’s subsidiary, Kreher Wire Processing, Inc., obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $4,900,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2009 and 2008, was 0.45% and 1.40%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make annual payments for the letter of credit fee. The bonds mature on May 1, 2016.
In 2006, Kreher Wire Processing, Inc. obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $2,695,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2009 and 2008, was 0.45% and 1.40%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make quarterly payments for the letter of credit fee. The bonds mature on October 1, 2021.

Maturities of notes payable at December 31, 2009, are as follows:

Years ending December 31,

2010	$360,000
2011	370,000
2012	170,000
2013	180,000
2014	195,000
Thereafter	1,650,000

Total	$2,925,000

NOTE F — INCOME TAXES
As an LLC, the Company is not subject to Federal and state income taxes and its income or loss is allocated to and reported in the tax returns of its members. The Company provides for income taxes for its wholly-owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc., which are subject to Federal and state income taxes.
The tax effect of temporary differences that give rise to deferred tax assets and liabilities, as of December 31 are as follows:

	2009	2008
Deferred tax assets
Accounts receivable and inventory reserves	$67,793	$94,853

Total deferred tax assets	67,793	94,853

Deferred tax liabilities
Amortization of intangibles	(284,739)	(355,736)
Depreciation and other	(287,400)	(146,614)

Total deferred tax liabilities	(572,139)	(502,350)

Total net deferred tax liabilities	$(504,346)	$(407,497)

The net current and non-current components of the deferred income taxes recognized in the balance sheets at December 31 are as follows:

	2009	2008

Net current assets	$67,793	$94,853
Net long-term liabilities	(572,139)	(502,350)

Total deferred tax (liabilities) assets	$(504,346)	$(407,497)

Income tax (benefit) expense consists of the following components as of December 31:

	2009	2008	2007
Current
Federal	$(405,518)	$1,772,096	$1,173,106
State	(6,158)	239,976	197,894
Deferred	96,849	91,297	—

Total income tax (benefit) expense	$(314,827)	$2,103,369	$1,371,000

The differences between the Federal statutory rate of 34% and the effective rate are due to state income taxes, permanent deductions and settlement of prior returns related to the acquisition. The total effective rate of the subsidiaries at December 31, 2009, 2008 and 2007, was (64.4%), 10.6% and 38.4%, respectively.
NOTE G — COMMITMENTS
Rental Commitments
The Company leases certain equipment and warehouse space under operating lease obligations with rent escalation clauses for the warehouse space only. Accordingly, the Company has recorded these lease obligations on a straight-line basis and recorded deferred rent of $180,236 and $205,627 for the years ended December 31, 2009 and 2008, respectively. Rent expense for the years ended December 31, 2009, 2008 and 2007, was approximately $899,000, $742,000 and $273,300, respectively. The following shows minimum future rental payments for the next five years under these obligations:

Years ending December 31,

2010	$682,537
2011	573,272
2012	480,318
2013	356,682
2014 and thereafter	—
Self-Insurance
The Company’s group health insurance plan is a partially self-funded plan under which the Company is self-insured to a maximum of $50,000 per individual per year. The maximum Company responsibility is approximately $1,500,000 per year for the group as a whole. During 2009, 2008 and 2007, the Company paid approximately $743,000, $1,213,000 and $1,068,000, respectively, under this plan.
The Company also maintains a fully insured health insurance plan at one of its wholly-owned subsidiaries. Approximately $399,000, $346,000 and $222,000, respectively, were expensed for this plan during 2009, 2008 and 2007.
NOTE H — EMPLOYEE BENEFIT PLAN
The Company maintains a qualified plan under Section 401(k) of the Internal Revenue Code. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of the lesser of 60% of eligible compensation or $16,500 (the Federal limit for 2009). The Company will match contributions at the discretion of management. The Company has a non-discretionary match of 50%, up to 6% of what employees elect. The Company also has a profit-sharing match of $500 per participant, which is discretionary. This discretionary match was not paid in 2009 but was paid in 2008 and 2007. Participants are fully vested at all times in their contributions and become fully vested in the Company’s contributions over a defined period. The plan is responsible for costs associated with its administration. Approximately $119,000, $187,000 and $196,000 were charged to expense for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also maintains a qualified plan under Section 401(k) of the Internal Revenue Code at a wholly-owned subsidiary. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of $16,500 (the Federal limit for 2009). The Company will match contributions at the discretion of management. The Company also has a discretionary profit-sharing contribution. Participants are fully vested in all contributions. The plan is responsible for costs associated with its administration. During 2009, 2008 and 2007, respectively, approximately $50,000, $180,000 and $112,500 were charged to expense.
NOTE I — CONTINGENCIES
The Company is subject to various legal proceedings that have arisen in the normal course of business. In the opinion of management, these actions, when concluded and determined, will not have a material adverse effect on the financial position or operations of the Company.
NOTE J — MEMBERS’ CAPITAL
The Company is a single-member LLC and shall continue until December 31, 2045.
NOTE K — SUBSEQUENT EVENTS
The Company evaluated its December 31, 2009 financial statements for subsequent events through February 19, 2010, the date the financial statements were available to be issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Board of Directors
Kreher Steel Company, LLC
We have audited the accompanying consolidated balance sheets of Kreher Steel Company, LLC (a Delaware limited liability company) and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, members’ capital and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kreher Steel Company, LLC and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP
Chicago, Illinois
February 19, 2010

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures
Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
(a) Management’s Annual Report on Internal Control Over Financial Reporting
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
Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control — Integrated Framework.
Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.

(b) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP

Chicago, Illinois
March 12, 2010

(c) Change in Internal Control Over Financial Reporting
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
Item 9B — Other Information
None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the Definitive Proxy Statement dated March 22, 2010 to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Proposal 1- Election of Directors,” “Certain Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the Definitive Proxy Statement dated March 22, 2010 to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Compensation Discussion and Analysis,” “Report of the Human Resources Committee,” “Compensation Committee Interlocks and Insider Participation,” “Non-Employee Director Compensation,” and “Executive Compensation and Other Information” and is hereby incorporated by this specific reference.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 12, Form 10-K, has been included in the Definitive Proxy Statement dated March 22, 2010 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, entitled “Stock Ownership of Nominees, Management and Principal Stockholders” and “Equity Compensation Plan Information” and is hereby incorporated by this specific reference.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
All information required to be filed in Part III, Item 13, Form-10K, has been included in the Definitive Proxy Statement dated March 22, 2010 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A entitled “Related Party Transactions” and “Director Independence; Financial Experts” and is hereby incorporated by this specific reference.
ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the Definitive Proxy Statement dated March 22, 2010 to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A entitled “Audit and Non-Audit Fees” and “Pre-approval Policy for Audit and Non-Audit Services” and is hereby incorporated by this specific reference.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
A. M. Castle & Co.
Index To Financial Statements and Schedules

Page

Consolidated Statements of Operations — For the years ended December 31, 2009, 2008 and 2007	33

Consolidated Balance Sheets — December 31, 2009 and 2008	34

Consolidated Statements of Cash Flows — For the years ended December 31, 2009, 2008 and 2007	35

Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2009, 2008 and 2007	36

Notes to Consolidated Financial Statements	37-61

Report of Independent Registered Public Accounting Firm	62

Kreher Steel Co., LLC Financial Statements	63-77

Valuation and Qualifying Accounts — Schedule II	86

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. Filed as Exhibit 2.1 to Form 8-K filed August 17, 2006. Commission File No. 1-5415.

3.1	Articles of Incorporation of the Company. Filed as Appendix D to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

3.2
By-Laws of the Company as amended on July 23, 2009. Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2009, which was filed on July 30, 2009. Commission File No. 1-5415.

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.3 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.

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

4.5
First Amendment to Credit Agreement, dated January 2, 2008, by and between A. M. Castle & Co., A.M. Castle & Co. (Canada) Inc., A.M. Castle Metals UK, Limited, certain subsidiaries of the Company, the lenders party thereto, Bank of America, N.A. as U.S. Agent and Bank of America, N.A., Canada Branch, as Canadian Agent. Filed as Exhibit 10.11 to Form 8-K filed January 4, 2008. Commission File No. 1-5415.

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

10.1	*	A.M. Castle & Co. Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed April 27, 2009. Commission File No. 1-5415.

10.2	*
Employment/Non-Competition Agreement with Company’s President and CEO dated January 26, 2006. Filed as Exhibit 10.4 to Annual Report on Form 10-K for the period ended December 31, 2005, which was filed on March 31, 2006. Commission File No. 1-5415.

10.3	*
Change in Control Agreement with Company’s President and CEO dated January 26, 2006. Filed as Exhibit 10.3 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.4	*
Form of Severance Agreement which is executed with all executive officers, except the CEO. Filed as Exhibit 10.4 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.5	*
Form of Change of Control Agreement which is executed with all executive officers. Filed as Exhibit 10.5 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.6	*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.

10.7	*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.

10.8	*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

10.9	*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option Plan and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.

Exhibit
Number		Description of Exhibit

10.10	*
A. M. Castle & Co. 2008 Restricted Stock, Stock Option Plan and Equity Compensation Plan, amended and restated as of March 5, 2009. Filed as Exhibit 10.10 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.11	*
Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option Plan and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.12	*
Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option Plan and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.13	*
A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.14	*
A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.14 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.15	*
A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.16	*
First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2009. Commission File No. 1-5415.

10.17	*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2009. Commission File No. 1-5415.

10.18	*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.

10.19	*
Board of Directors resolutions adopted July 23, 2009, approving changes to the Company’s non-employee director compensation program. Filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the period ended June 30, 2009, which was filed on July 30, 2009. Commission File No. 1-5415.

21.1		Subsidiaries of Registrant

23.1		Consent of Deloitte & Touche LLP

23.2		Consent of Grant Thornton LLP

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1		CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	These agreements are considered a compensatory plan or arrangement.

SCHEDULE II
A. M. Castle & Co.
Accounts Receivable — Allowance for Doubtful Accounts
Valuation and Qualifying Accounts
For The Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Balance, beginning of year	$3,318	$3,220	$3,112
Add — Provision charged to expense	2,484	1,600	647
— Metals U.K. allowance at date of acquisition	—	523	—
— Recoveries	186	132	262

Less — Uncollectible accounts charged against allowance	(1,793)	(2,157)	(801)

Balance, end of year	$4,195	$3,318	$3,220

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co. (Registrant)

By:	/s/ Patrick R. Anderson Patrick R. Anderson, Vice President — Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 12, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on the dates indicated on this 12th day of March, 2010.

/s/ Brian P. Anderson	/s/ Thomas A. Donahoe	/s/ Ann M. Drake

Brian P. Anderson, Director	Thomas A. Donahoe, Director	Ann M. Drake, Director

/s/ Michael H. Goldberg		/s/ Robert S. Hamada

Michael H. Goldberg, President, Chief Executive Officer and Director	William K. Hall, Director	Robert S. Hamada, Director
(Principal Executive Officer)

/s/ Patrick J. Herbert, III	/s/ Terrence J. Keating	/s/ Pamela Forbes Lieberman

Patrick J. Herbert, III, Director	Terrence J. Keating, Director	Pamela Forbes Lieberman, Director

/s/ John McCartney		/s/ Scott F. Stephens

John McCartney, Chairman of the	Michael Simpson, Director	Scott F. Stephens, Vice President
Board		and Chief Financial Officer
(Principal Financial Officer)