Form 10-Q
period 2010-03-31
CASTLE A M & CO
filed 2010-04-29
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2010

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
Registrant’s telephone, including area code (847) 455-7111
None
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2010

Common Stock, $0.01 Par Value	22,938,020 shares

A. M. CASTLE & CO.
Part I. FINANCIAL INFORMATION

Page

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21-22

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Item 1.	Condensed Consolidated Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$26,200	$28,311
Accounts receivable, less allowances of $4,228 and $4,195	126,507	105,832
Inventories, principally on last-in, first-out basis (replacement cost higher by $117,965 and $116,816)	161,413	170,960
Other current assets	6,227	5,241
Income tax receivable	18,615	18,970

Total current assets	338,962	329,314
Investment in joint venture	24,251	23,468
Goodwill	50,095	50,072
Intangible assets	46,691	48,575
Prepaid pension cost	20,292	19,913
Other assets	3,647	3,906
Property, plant and equipment, at cost
Land	5,194	5,192
Building	52,018	51,945
Machinery and equipment	180,670	178,545

	237,882	235,682
Less — accumulated depreciation	(156,550)	(152,929)

	81,332	82,753

Total assets	$565,270	$558,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,452	$71,295
Accrued liabilities	24,079	22,419
Income taxes payable	1,363	1,848
Deferred income taxes	9,638	9,706
Current portion of long-term debt	7,639	7,778
Short-term debt	9,679	13,720

Total current liabilities	140,850	126,766
Long-term debt, less current portion	65,903	67,686
Deferred income taxes	31,333	32,032
Other non-current liabilities	4,999	5,281
Pension and post retirement benefit obligations	8,136	8,028
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value — 10,000 shares authorized; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value — 30,000 shares authorized; 23,115 shares issued and 22,899 outstanding at March 31, 2010 and 22,906 outstanding at December 31, 2009	230	230
Additional paid-in capital	178,625	178,129
Retained earnings	151,765	156,387
Accumulated other comprehensive loss	(13,401)	(13,528)
Treasury stock, at cost — 216 shares at March 31, 2010 and 209 shares at December 31, 2009	(3,170)	(3,010)

Total stockholders’ equity	314,049	318,208

Total liabilities and stockholders’ equity	$565,270	$558,001

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2010	2009

Net sales	$222,996	$252,244

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	169,043	182,180
Warehouse, processing and delivery expense	28,904	30,926
Sales, general, and administrative expense	26,942	31,960
Depreciation and amortization expense	5,150	5,416

Operating (loss) income	(7,043)	1,762
Interest expense, net	(1,293)	(1,705)

(Loss) income before income taxes and equity in earnings (losses) of joint venture	(8,336)	57

Income taxes	2,848	445

(Loss) Income before equity in earnings (losses) of joint venture	(5,488)	502

Equity in earnings (losses) of joint venture	866	(22)

Net (loss) income	$(4,622)	$480

Basic (loss) earnings per share	$(0.20)	$0.02

Diluted (loss) earnings per share	$(0.20)	$0.02

Dividends per common share	$—	$—

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net (loss) income	$(4,622)	$480
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	5,150	5,416
Amortization of deferred gain	(218)	(227)
Loss on sale of fixed assets	—	(6)
Equity in (earnings) losses of joint venture	(866)	22
Dividends from joint venture	83	485
Deferred tax benefit	(810)	(3,363)
Share-based compensation expense	336	470
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(20,767)	19,123
Inventories	9,108	9,149
Other current assets	(979)	(65)
Other assets	(44)	(169)
Prepaid pension costs	(262)	(188)
Accounts payable	17,759	(19,944)
Accrued liabilities	1,766	(3,194)
Income taxes payable	(389)	(2,092)
Postretirement benefit obligations and other liabilities	154	(1,222)

Net cash from operating activities	5,399	4,675

Investing activities:
Capital expenditures	(1,953)	(3,825)
Proceeds from sale of fixed assets	—	15
Insurance proceeds	—	250

Net cash used in investing activities	(1,953)	(3,560)

Financing activities:
Short-term (repayments) borrowings, net	(4,153)	4,421
Repayments of long-term debt	(299)	(823)

Net cash (used in) from financing activities	(4,452)	3,598

Effect of exchange rate changes on cash and cash equivalents	(1,105)	(117)

Net increase in cash and cash equivalents	(2,111)	4,596

Cash and cash equivalents — beginning of year	28,311	15,277

Cash and cash equivalents — end of period	$26,200	$19,873

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
(Unaudited — Amounts in thousands except per share data)
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2009 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim periods. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2010 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
Non-cash investing activities for the three months ended March 31, 2010 and 2009 consisted of $169 and $101, of capital expenditures financed by accounts payable, respectively.
(2) New Accounting Standards
Standards Adopted
Effective January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities” (“ASU 2009-17”). The revised guidance amends the consolidation guidance that applies to a variable interest entity (“VIE”). The adoption of the ASU did not have an impact on the Company’s financial position, results of operations and cash flows.
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, non-vested shares, restricted stock units, and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
Numerator:
Net (loss) income	$(4,622)	$480

Denominator:
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	22,652	22,727
Effect of dilutive securities:
Outstanding common stock equivalents	—	342

Denominator for diluted (loss) earnings per share	22,652	23,069

Basic (loss) earnings per share	$(0.20)	$0.02

Diluted (loss) earnings per share	$(0.20)	$0.02

Excluded outstanding share-based awards having an anti-dilutive effect	796	150

For the three months ended March 31, 2010 and 2009, the undistributed (losses) earnings attributed to participating securities, which represent certain non-vested shares granted by the Company, were approximately one percent of total (losses) earnings.
(4) Debt
Short-term and long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
SHORT-TERM DEBT
U.S. Revolver A (a)	$1,500	$5,000
Trade acceptances (b)	8,179	8,720

Total short-term debt	9,679	13,720

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments through 2015	50,026	50,026
U.S. Revolver B (a)	22,777	24,246
Other, primarily capital leases	739	1,192

Total long-term debt	73,542	75,464
Less current portion	(7,639)	(7,778)

Total long-term portion	65,903	67,686

TOTAL SHORT-TERM AND LONG-TERM DEBT	$83,221	$89,184

(a)	The Company’s amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) dated as of September 5, 2006, provides a $230,000 five-year secured revolver consisting of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B“), and (iii) a Canadian dollar $9,784 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar). The maturity date of the 2008 Senior Credit Facility is January 2, 2013.

The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding under this instrument are not expected to be repaid within the next 12 months. The Company had availability of $77,786 under its U.S. Revolver A and $27,223 under its U.S. Revolver B as of March 31, 2010. The Company’s Canadian subsidiary had availability of approximately $9,639 in U.S dollars. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B for the three months ended March 31, 2010 was 2.15% and 1.40%, respectively. The weighted average interest rate for borrowings under the Canadian Revolver for the three months ended March 31, 2010 was 0.25%.

(b)	A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn. At March 31, 2010, the Company had $8,179 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 1.20% for the three months ended March 31, 2010.
The fair value of the Company’s fixed rate debt as of March 31, 2010, including current maturities, was estimated to be between $48,500 and $49,500 compared to a carrying value of $50,026. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of March 31, 2010, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is $21,434, assuming the current amount of debt outstanding at the end of the period was outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $24,277 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.
As of March 31, 2010, the Company remained in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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

The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management evaluates the performance of its business segments based on operating income.
Segment information for the three months ended March 31, 2010 and 2009 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	(Loss) Income	Expenditures	Amortization
2010
Metals segment	$199,674	$(5,821)	$1,888	$4,820
Plastics segment	23,322	163	65	330
Other	—	(1,385)	—	—

Consolidated	$222,996	$(7,043)	$1,953	$5,150

2009
Metals segment	$231,082	$4,015	$3,734	$5,085
Plastics segment	21,162	(408)	91	331
Other	—	(1,845)	—	—

Consolidated	$252,244	$1,762	$3,825	$5,416

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for total assets is as follows:

	March 31, 2010	December 31, 2009
Metals segment	$493,770	$488,090
Plastics segment	47,249	46,443
Other	24,251	23,468

Consolidated	$565,270	$558,001

“Other” — Total assets consist of the Company’s investment in joint venture.
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the three months ended March 31, 2010 were as follows:

	Metals	Plastics
	Segment	Segment	Total
Balance as of January 1, 2010
Goodwill	$97,316	$12,973	$110,289

Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2010	37,099	12,973	50,072

Currency valuation	23	—	23

Balance as of March 31, 2010
Goodwill	97,339	12,973	110,312
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of March 31, 2010	$37,122	$12,973	$50,095

As discussed in Note 8, “Goodwill and Intangible Assets”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company recorded a goodwill impairment charge of $1,357 for the year ended December 31, 2009. The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2010 test, the Company determined that there was no impairment of goodwill.
The following summarizes the components of intangible assets:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,386	$23,019	$69,549	$21,435
Non-compete agreements	2,854	2,530	2,938	2,477
Trade name	378	378	378	378

Total	$72,618	$25,927	$72,865	$24,290

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended March 31, 2010 and 2009, amortization expense was $1,771 and $1,895, respectively.
The following is a summary of the estimated annual amortization expense for 2010 and each of the next 4 years:

2010	$7,053
2011	6,600
2012	6,140
2013	6,140
2014	6,140
(7) Inventories
Over eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2010, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $117,965 and $116,816 at March 31, 2010 and December 31, 2009, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(8) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $336 and $470 for the three months ended March 31, 2010 and 2009. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $130 and $183 for the three months ended March 31, 2010 and 2009. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of March 31, 2010 associated with all share-based payment arrangements is $5,306 and the weighted average period over which it is to be expensed is 1.8 years.
Long-Term Compensation and Incentive Plans
On March 18, 2010, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2010 Long-Term Compensation Plan (“2010 LTC Plan”) for executive officers and other select personnel. The 2010 LTC Plan awards included restricted stock units (“RSUs”), performance share units, and stock options. All 2010 LTC Plan awards are subject to the terms of the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan, amended and restated as of March 5, 2009. In addition to the 2010 LTC Plan, the Company maintains Long-term Incentive Plans (“LTI Plans”) for executive officers and other select personnel under which they may receive share-based awards.
Unless covered by a specific change-in-control or severance agreement, participants to whom RSUs, performance shares and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, respectively, or the award will be forfeited. However, for stock option awards, unless a participant is covered by a specific change-in-control or severance agreement options are forfeited in the event of the termination of employment other than by reason of disability or a retirement.
Compensation expense is recognized based on management’s estimate of the total number of share-based awards expected to vest at the end of the service period.
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2010 LTC Plan will cliff vest on December 31, 2012. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout). The Company’s 2009 LTI Plan also included issuance of approximately 187 non-vested share awards which cliff vest on December 31, 2011. Approximately 170 shares associated with the 2009 LTI Plan are outstanding as of March 31, 2010. The remaining outstanding non-vested share balance primarily consists of shares issued to the Board of Directors during the second quarter of 2009. The Director shares cliff vest during the second quarter of 2010.
The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.

A summary of the non-vested share and RSU activity is as follows:

	Shares		Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Units	Date Fair Value
Outstanding at January 1, 2010	262	$10.76	—	—
Granted	—	—	150	$12.07
Forfeited	(8)	$6.37	(1)	$12.07

Outstanding at March 31, 2010	254	$10.86	149	$12.07

Expected to vest as of March 31, 2010	230	$11.21	126	$12.07

The unrecognized compensation cost as of March 31, 2010 associated with non-vested share and RSU awards is $2,222.
Performance Shares
Under the 2010 LTC Plan, the potential award for the performance shares granted is dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition, over a three-year performance period, beginning January 1, 2010 and ending December 31, 2012. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the “RTSR Peer Group”). The 2010 LTC Plan provides with respect to performance shares for (1) a threshold level up to which the threshold level of performance shares will vest, a target performance level at which the target number of performance shares will vest, a maximum performance level at or above which the maximum number of performance shares will vest, and pro rata vesting between the threshold and maximum performance levels and (2) minimum and maximum vesting opportunities ranging from one-half up to two times the target number. The threshold, target and maximum performance levels for RTSR are the 25th, 50th and 75th percentile, respectively, relative to RTSR Peer Group performance. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met. Each performance share that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
The grant date fair value of $12.26 for each performance share awarded under the 2010 LTC Plan was estimated using a Monte Carlo simulation with the following assumptions:

2010
Expected volatility	61.6%
Risk-free interest rate	1.45%
Expected life (in years)	2.80
Expected dividend yield	—

Final award vesting and distribution of performance awards granted under the 2009 and 2008 LTI Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2008 and 2009 Plans). Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three-year period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair-value of performance awards under the 2008 and 2009 LTI Plans was established using the market price of the Company’s stock on the date of grant.
The status of performance shares that have been awarded as part of the active LTC and LTI Plans is summarized below as of March 31, 2010:

		Estimated Number of	Maximum Number of
	Grant Date Fair	Performance Shares to	Performance Shares that
Plan Year	Value	be Issued	could Potentially be Issued
2010 LTC Plan	$ 12.26	—	300
2009 LTI Plan	$ 5.66	—	676
2008 LTI Plan	$ 22.90 – $28.17	—	349
As of March 31, 2010, the Company did not meet the threshold level at which any shares would vest for the 2010 LTC Plan. Therefore, no performance shares were estimated to be issued as of the end of the current period under the 2010 LTC Plan.
The unrecognized compensation cost as of March 31, 2010 associated with the 2010 LTC Plan performance shares is $1,539.
No performance awards were issued under the 2007 LTI Plan as the minimum goals were not achieved.
Stock Options
The stock options issued under the 2010 LTC Plan vest and become exercisable three years from the date of the grant. The term of the options is eight years. The exercise price of the options is $12.79 per share (which is based on the average closing price of the Company’s common stock for the 10 trading days preceding the date on which the options were granted).
The grant date fair value of $5.71 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%

A summary of the stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at January 1, 2010	239	$11.37
Granted	303	$12.79

Stock options outstanding at March 31, 2010	542	$12.16

Stock options vested or expected to vest as of March 31, 2010	493	$12.10

The total intrinsic value of options outstanding at March 31, 2010 is $880. As of March 31, 2010, stock options outstanding had a weighted average remaining contractual life of 6 years. The unrecognized compensation cost as of March 31, 2010 associated with stock options is $1,495.
Deferred Compensation Plan
As of March 31, 2010, a total of 30 common share equivalent units are included in the director stock equivalent unit accounts. The unrecognized compensation cost as of March 31, 2010 associated with directors deferred compensation is $50.
(9) Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and all other non-owner changes to equity that are not reported in net income. The Company’s comprehensive (loss) income for the three months ended March 31, 2010 and 2009 is as follows:

	March 31,
	2010	2009
Net (loss) income	$(4,622)	$480
Foreign currency translation gain (loss)	56	1,204
Pension cost amortization, net of tax	71	59

Total comprehensive (loss) income	$(4,495)	$1,743

The components of accumulated other comprehensive loss is as follows:

	March 31,	December 31,
	2010	2009
Foreign currency translation losses	$(3,158)	$(3,214)
Unrecognized pension and postretirement benefit costs, net of tax	(10,243)	(10,314)

Total accumulated other comprehensive loss	$(13,401)	$(13,528)

(10) Pension and Postretirement Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	For the Three Months Ended
	March 31,
	2010	2009
Service cost	$200	$197
Interest cost	1,919	1,934
Expected return on assets	(2,335)	(2,253)
Amortization of prior service cost	65	72
Amortization of actuarial loss	55	34

Net periodic pension and postretirement benefit	$(96)	$(16)

As of March 31, 2010, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2010.
In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, “the Act”) were signed into law. The Company is currently evaluating the provisions of the Act to determine its potential impact, if any, to health care benefit costs. The Act contains a provision that repeals the tax benefit for the Medicare Part D subsidy for retiree benefits, which does not have an impact on the Company.
(11) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
Net sales	$38,645	$31,315
Cost of materials	32,183	27,187
Income before taxes	2,029	103
Net income (loss)	1,732	(44)
(12) Commitments and Contingent Liabilities
At March 31, 2010, the Company had $2,791 of irrevocable letters of credit outstanding which primarily consisted of $2,141 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
(13) Income Taxes
The Company or its subsidiaries files income tax returns in the U.S., 29 states and seven foreign jurisdictions. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries is subject.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Condensed Consolidated Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower demand in the first quarter of 2010 compared to the first quarter of 2009 principally within its Metals segment, reflecting the declines in the overall global economy. Savings from certain of the Company’s cost reduction initiatives implemented in April 2009 resulted in operating expenses in the first quarter of 2010 being 10.6% lower than the same prior year period.
Metals segment sales decreased 13.6% from the first quarter of 2009. Average tons sold per day decreased 10.9% compared to the same period in 2009. Key end-use markets that experienced significant declines in demand include oil and gas, commercial aircraft, heavy equipment, industrial goods and construction equipment.
The Company’s Plastics segment reported a sales increase of 10.4% compared to the first quarter of 2009, primarily due to higher sales volume in the automotive industry.

Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2008 through the first quarter of 2010. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Based on the data below, the index rose above 50.0 during the third quarter of 2009 and has continued to increase through the first quarter of 2010. The increase in the index indicates growth in the manufacturing sector of the economy.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2008	49.2	49.5	47.8	36.1
2009	35.9	42.6	51.5	54.6
2010	58.2
Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proven to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis. Therefore, management forecasts an increase in 2010 net sales due to a combination of demand and pricing increases. The long-term outlook on demand for the Company’s end-markets is less predictable.
Results of Operations: First Quarter 2010 Comparisons to First Quarter 2009
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2010 and 2009.

			Fav/(Unfav)
	2010	2009	$ Change	% Change
Net Sales
Metals	$199.7	$231.1	$(31.4)	(13.6)%
Plastics	23.3	21.1	2.2	10.4%

Total Net Sales	$223.0	$252.2	$(29.2)	(11.6)%

Cost of Materials
Metals	$153.0	$167.8	$14.8	8.8%
% of Metals Sales	76.6%	72.6%
Plastics	16.0	14.4	(1.6)	(11.1)%
% of Plastics Sales	68.7%	68.2%

Total Cost of Materials	$169.0	$182.2	$13.2	7.2%
% of Total Sales	75.8%	72.2%

Operating Costs and Expenses
Metals	$52.5	$59.3	$6.8	11.5%
Plastics	7.1	7.1	—	—
Other	1.4	1.8	0.4	22.2%

Total Operating Costs & Expenses	$61.0	$68.2	$7.2	10.6%
% of Total Sales	27.4%	27.0%

Operating (Loss) Income
Metals	$(5.8)	$4.0	$(9.8)	(245.0)%
% of Metals Sales	(2.9)%	1.7%
Plastics	0.2	(0.4)	0.6	150.0%
% of Plastics Sales	0.9%	(1.9)%
Other	(1.4)	(1.8)	0.4	22.2%

Total Operating (Loss) Income	$(7.0)	$1.8	$(8.8)	(488.9)%
% of Total Sales	(3.1)%	0.7%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $223.0 million, a decrease of $29.2 million, or 11.6%, versus the first quarter of 2009. Decreased revenues were primarily the result of lower shipping volumes in light of continued challenges in the global economy and the metals market. Metals segment sales during the first quarter of 2010 of $199.7 million were $31.4 million, or 13.6%, lower than the same period last year. Average tons sold per day decreased 10.9% compared to the prior year quarter. The softness experienced in the first quarter was broad-based, impacting virtually all end-markets and products compared to the prior year quarter. Sequentially, average tons sold per day increased 22.0% from the fourth quarter of 2009 due primarily to increased volume for alloy bar and nickel products.
Plastics segment sales during the first quarter of 2010 of $23.3 million were $2.2 million, or 10.4% higher than the first quarter of 2009, primarily due to higher sales volume in the automotive industry. Sequentially, sales in the Plastics segment increased 5.8% from the fourth quarter of 2009.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first quarter of 2010 were $169.0 million, a decrease of $13.2 million, or 7.2%, compared to the first quarter of 2009. Material costs for the Metals segment were 76.6% as a percent of net sales, an increase of 4.0% as a percent of net sales, from the first quarter of 2009. Material costs as a percentage of net sales were higher in the first quarter of 2010 than the prior year quarter due to several factors including selling higher costed inventory at lower than anticipated prices due to a competitive pricing environment and $2.0 million in LIFO expense compared to a LIFO benefit of $11.0 million during the prior year period. Material costs for the Plastics segment were 68.7% as a percent of net sales for the first quarter of 2010 as compared to 68.2% for the same period last year.
Operating Expenses and Operating (Loss) Income:
Operating costs and expenses decreased $7.2 million, or 10.6%, compared to the first quarter of 2009. Operating costs and expenses were $61.0 million, or 27.4% of net sales, compared to $68.2 million, or 27.0% of net sales during the first quarter of 2009.
In response to lower sales activity resulting from the decline in the global economy and the metals and plastics markets, the Company implemented several initiatives during 2009 to align its cost structure with lower activity levels. The cost reduction actions primarily focused on payroll related costs and several of the reductions continued to reduce operating cost trends in the first quarter of 2010.
The $7.2 million decrease in operating expenses for the first quarter of 2010 compared to the first quarter of 2009 primarily relates to the following:
•	Warehouse, processing and delivery costs decreased by $2.0 million which is primarily due to decreased payroll costs associated with workforce reductions and suspension of the Company 401(k) contributions;
•	Sales, general and administrative costs decreased by $5.0 million primarily due to decreased payroll related costs of $4.5 million associated with workforce reductions, suspension of Company 401(k) contributions and executive salary cuts of ten percent and lower ERP implementation costs of $0.3 million; and
•	Depreciation and amortization expense was $0.2 million lower primarily due to certain intangible assets becoming fully amortized in 2009.

Consolidated operating loss for the first quarter of 2010 was $7.0 million compared to operating income of $1.8 million for the same period last year. The Company’s first quarter 2010 operating (loss) income as a percent of net sales decreased to (3.1)% from 0.7% in the first quarter of 2009.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.3 million in the first quarter of 2010, a decrease of $0.4 million versus the same period in 2009 as a result of reduced borrowings and lower weighted average interest rates.
The Company recorded a $2.9 million income tax benefit for the quarter ended March 31, 2010 compared to a tax benefit of $0.5 million for the same period a year ago. The effective tax benefit rate for the three months ended March 31, 2010 was 34.2%. The Company’s effective tax benefit rate for the three months ended March 31, 2010 reflects the impact of domestic taxable losses and foreign taxable income. The tax benefit of $0.5 million in the first quarter of 2009 reflects a $0.4 million discrete item recorded in the quarter and a $0.1 million tax benefit from operations.
Equity in earnings of the Company’s joint venture was $0.9 million in the first quarter of 2010, compared to equity in losses of a negligible amount for the same period last year. The increase is a result of overall increased demand and pricing for Kreher’s products compared to last year.
Consolidated net loss for the first quarter of 2010 was $4.6 million, or $0.20 per diluted share, versus net income of $0.5 million, or $0.02 per diluted share, for the same period in 2009.
Accounting Policies:
Effective January 1, 2010, the Company adopted new consolidation guidance that applies to variable interest entities.
See Note 2 to the condensed consolidated financial statements for more information regarding the Company’s adoption of this standard. There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives.
Net cash from operating activities in the three months ended March 31, 2010 was $5.4 million compared to $4.7 million in the three months ended March 31, 2009 due primarily to changes in working capital as described below.
During the three months ended March 31, 2010, net sales exceeded cash receipts from customers, resulting in a cash outflow of $20.8 million for the three months ended March 31, 2010 compared to a $19.1 million cash inflow for the three months ended March 31, 2009. Net sales increased 23% from the fourth quarter of 2009. Average receivable days outstanding was 49.5 days for the three months ended March 31, 2010 as compared to 54.1 days for fourth quarter of 2009, reflecting faster collections. The Company continually assesses customer credit worthiness taking various economic factors, as well as customer specific information such as industry, leverage and past payment performance into consideration. Changes to customer credit limits are a result of the Company’s normal review process and management does not believe that credit limit changes increase the Company’s overall credit risk.

During the three months ended March 31, 2010, sales of inventory exceeded inventory purchases, resulting in a cash inflow of $9.1 million for the three months ended March 31, 2010, which was consistent with the first quarter of 2009. Average days sales in inventory was 150.3 days for the three months ended March 31, 2010 versus 183.0 days for the fourth quarter of 2009. There was a 33 day reduction in average inventory days outstanding during the first quarter 2010 as compared to the fourth quarter of 2009 primarily resulting from the Company’s inventory reduction efforts in all of its businesses. Management remains committed to improving these turn rates during the balance of 2010.
During the three months ended March 31, 2010, purchases exceeded cash paid for inventories and other goods and services, resulting in a cash inflow of $19.5 million during the three months ended March 31, 2010 compared to a cash outflow of $23.1 million for the same period last year.
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
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of March 31, 2010, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

			Weighted Average
	Outstanding		Interest Rate for the Three
	Borrowings as of	Availability as of	Months Ended
Debt type	March 31, 2010	March 31, 2010	March 31, 2010
U.S. Revolver A	$1.5	$77.8	2.15%
U.S. Revolver B	22.8	27.2	1.40%
Canadian facility	—	9.6	0.25%
Trade acceptances (a)	8.2	n/a	1.20%

(a)	A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn.
As of March 31, 2010, the Company had $9.7 million of short-term debt which includes trade acceptances of $8.2 million and $1.5 million related to the U.S. Revolver A. The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months.

Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs and meet its debt obligations. In addition, the Company has available borrowing capacity, as discussed above.
Capital expenditures for the three months ended March 31, 2010 were $2.0 million, a decrease of $1.9 million compared to the same period last year. Management believes that annual capital expenditures will approximate $10.0 million in 2010.
The Company’s principal payments on long-term debt, including the current portion of long- term debt, required during the next five years and thereafter are summarized below:

2010	$7.6
2011	7.8
2012	8.1
2013	31.3
2014	9.1
2015 and beyond	9.6

Total debt	$73.5

As of March 31, 2010 the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

Covenant Description	Requirement per Credit Agreement	Actual at March 31, 2010
Funded debt-to-capital ratio	less than 0.55	0.18
Working capital-to-debt ratio	greater than 1.0	3.65
Minimum adjusted consolidated net worth	$ 261.6	$324.3
As of March 31, 2010, the Company had $2.8 million of irrevocable letters of credit outstanding, which primarily consisted of $2.1 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2009. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 for further discussion of such risks.

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
In its Annual Report on Form 10-K for the year ended December 31, 2009, the Company reported that, based upon their review and evaluation, the Company’s disclosure controls and procedures were effective as of December 31, 2009.
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
(b) Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2010 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. On March 5, 2010, receipt of approximately 392 shares was deferred as payment for the board compensation. The shares were acquired at a price of $12.75 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit No.	Description

10.20*
Form of Restricted Stock Unit Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

10.21*
Form of 2010 Performance Share Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

10.22*
Form of Incentive Stock Option Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

10.23*
Form of Non-Qualified Stock Option Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

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

A. M. Castle & Co. (Registrant)

Date: April 28, 2010	By:	/s/ Patrick R. Anderson Patrick R. Anderson
Vice President — Controller and Chief
Accounting Officer
(Mr. Anderson has been authorized to sign
on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated by reference:

Exhibit No.	Description	Page

10.20*
Form of Restricted Stock Unit Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

10.21*
Form of 2010 Performance Share Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

10.22*
Form of Incentive Stock Option Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

10.23*
Form of Non-Qualified Stock Option Award Agreement under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed March 24, 2010. Commission File No. 1-5415.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-1

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-3
* These agreements are considered a compensatory plan or arrangement.