Form 10-Q
period 2010-06-30
CASTLE A M & CO
filed 2010-07-29
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2010 or,

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010

Common Stock, $0.01 Par Value	22,958,969 shares

A. M. CASTLE & CO.

Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$26,406	$28,311
Accounts receivable, less allowances of $4,488 and $4,195	132,632	105,832
Inventories, principally on last-in, first-out basis (replacement cost higher by $120,265 and $116,816)	168,535	170,960
Other current assets	6,268	5,241
Income tax receivable	11,469	18,970

Total current assets	345,310	329,314
Investment in joint venture	25,501	23,468
Goodwill	50,066	50,072
Intangible assets	44,910	48,575
Prepaid pension cost	20,671	19,913
Other assets	3,745	3,906
Property, plant and equipment, at cost
Land	5,192	5,192
Building	51,852	51,945
Machinery and equipment	181,022	178,545

	238,066	235,682
Less — accumulated depreciation	(159,195)	(152,929)

	78,871	82,753

Total assets	$569,074	$558,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,257	$71,295
Accrued liabilities	24,845	22,419
Income taxes payable	189	1,848
Deferred income taxes	5,001	9,706
Current portion of long-term debt	7,599	7,778
Short-term debt	11,202	13,720

Total current liabilities	145,093	126,766

Long-term debt, less current portion	67,062	67,686
Deferred income taxes	29,673	32,032
Other non-current liabilities	4,891	5,281
Pension and post retirement benefit obligations	8,251	8,028
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value - 30,000 shares authorized; 23,124 shares issued and 22,956 outstanding at June 30, 2010 and 23,115 shares issued and 22,906 outstanding at December 31, 2009	231	230
Additional paid-in capital	178,821	178,129
Retained earnings	152,173	156,387
Accumulated other comprehensive loss	(14,825)	(13,528)
Treasury stock, at cost - 168 shares at June 30, 2010 and 209 shares at December 31, 2009	(2,296)	(3,010)

Total stockholders’ equity	314,104	318,208

Total liabilities and stockholders’ equity	$569,074	$558,001

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$240,132	$195,103	$463,128	$447,347

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	178,515	145,067	347,558	327,247
Warehouse, processing and delivery expense	30,176	26,219	59,080	57,145
Sales, general, and administrative expense	25,808	25,889	52,750	57,849
Depreciation and amortization expense	5,351	5,542	10,501	10,958

Operating income (loss)	282	(7,614)	(6,761)	(5,852)
Interest expense, net	(1,252)	(1,552)	(2,545)	(3,257)

Loss before income taxes and equity in earnings (losses) of joint venture	(970)	(9,166)	(9,306)	(9,109)

Income taxes	(70)	3,782	2,778	4,227

Loss before equity in earnings (losses) of joint venture	(1,040)	(5,384)	(6,528)	(4,882)

Equity in earnings (losses) of joint venture	1,448	(137)	2,314	(159)

Net income (loss)	$408	$(5,521)	$(4,214)	$(5,041)

Basic earnings (loss) per share	$0.02	$(0.24)	$(0.18)	$(0.22)

Diluted earnings (loss) per share	$0.02	$(0.24)	$(0.18)	$(0.22)

Dividends per common share	$—	$0.06	$—	$0.06

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2010	2009
Operating activities:
Net loss	$(4,214)	$(5,041)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,501	10,958
Amortization of deferred gain	(437)	(447)
Equity in earnings (losses) of joint venture	(2,314)	159
Dividends from joint venture	338	485
Deferred tax benefit	(7,063)	(4,593)
Share-based compensation expense	1,020	710
Excess tax (benefits) deficiencies from share-based payment arrangements	(166)	95
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(28,109)	47,001
Inventories	287	31,762
Other current assets	(889)	(887)
Other assets	2,221	(1,292)
Prepaid pension costs	(524)	(375)
Accounts payable	23,529	(43,354)
Accrued liabilities	2,763	(5,861)
Income taxes payable and receivable	5,504	(11,798)
Postretirement benefit obligations and other liabilities	229	(1,072)

Net cash from operating activities	2,676	16,450

Investing activities:
Capital expenditures	(3,254)	(4,922)
Proceeds from sale of fixed assets	—	19
Insurance proceeds	—	1,093

Net cash used in investing activities	(3,254)	(3,810)

Financing activities:
Short-term (repayments) borrowings, net	(2,602)	(4,438)
Net borrowings on long-term revolving lines of credit	1,469	—
Repayments of long-term debt	(350)	(1,609)
Common stock dividends	—	(1,361)
Excess tax benefits (deficiencies) from share-based payment arrangements	166	(95)
Exercise of stock options and other	244	—

Net cash used in financing activities	(1,073)	(7,503)

Effect of exchange rate changes on cash and cash equivalents	(254)	279

Net (decrease) increase in cash and cash equivalents	(1,905)	5,416

Cash and cash equivalents — beginning of year	28,311	15,277

Cash and cash equivalents — end of period	$26,406	$20,693

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
Non-cash investing activities for the six months ended June 30, 2010 and 2009 consisted of $84 and $54, of capital expenditures financed by accounts payable, respectively.
(2) New Accounting Standards Updates
Updates Adopted
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
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, non-vested shares, restricted stock units, and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$408	$(5,521)	$(4,214)	$(5,041)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	22,706	22,903	22,691	22,815
Effect of dilutive securities:
Outstanding common stock equivalents	358	—	—	—

Denominator for diluted earnings per share	23,064	22,903	22,691	22,815

Basic earnings (loss) per share	$0.02	$(0.24)	$(0.18)	$(0.22)

Diluted earnings (loss) per share	$0.02	$(0.24)	$(0.18)	$(0.22)

Excluded outstanding share-based awards having an anti-dilutive effect	70	240	515	240
For the three and six months ended June 30, 2010 and 2009, the undistributed earnings (losses) attributed to participating securities, which represent certain non-vested shares granted by the Company, were approximately one percent of total earnings (losses).

(4) Debt
Short-term and long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
SHORT-TERM DEBT
U.S. Revolver A (a)	$1,800	$5,000
Trade acceptances (b)	9,402	8,720

Total short-term debt	11,202	13,720

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2007 through 2015	50,026	50,026
U.S. Revolver B (a)	23,989	24,246
Other, primarily capital leases	646	1,192

Total long-term debt	74,661	75,464
Less current portion	(7,599)	(7,778)

Total long-term portion	67,062	67,686

TOTAL SHORT-TERM AND LONG-TERM DEBT	$85,863	$89,184

(a)	The Company’s amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) provides a $230,000 five-year secured revolver consisting of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B”), and (iii) a Canadian dollar $9,784 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar). The maturity date of the 2008 Senior Credit Facility is January 2, 2013.

The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. The Company had availability of $81,945 under its U.S. Revolver A and $26,011 under its U.S. Revolver B as of June 30, 2010. The Company’s Canadian subsidiary had availability of approximately $9,276 in U.S dollars. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B for the six months ended June 30, 2010 was 2.43% and 1.36%, respectively. The weighted average interest rate under the Canadian Revolver for the six months ended June 30, 2010 was 0.23% and primarily represents unused credit line fees.

(b)	A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn. At June 30, 2010, the Company had $9,402 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The weighted average interest rate was 1.22% for the six months ended June 30, 2010.
The fair value of the Company’s fixed rate debt as of June 30, 2010, including current maturities, was estimated to be between $48,500 and $49,500 compared to a carrying value of $50,026. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of June 30, 2010, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is $23,155, assuming the current amount of debt outstanding at the end of the period was outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $25,789 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.
As of June 30, 2010, the Company remained in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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
Segment information for the three months ended June 30, 2010 and 2009 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income (Loss)	Expenditures	Amortization
2010
Metals segment	$213,289	$463	$1,137	$5,018
Plastics segment	26,843	1,440	164	333
Other	—	(1,621)	—	—

Consolidated	$240,132	$282	$1,301	$5,351

2009
Metals segment	$174,076	$(7,061)	$1,050	$5,186
Plastics segment	21,027	(218)	47	356
Other	—	(335)	—	—

Consolidated	$195,103	$(7,614)	$1,097	$5,542

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. For the quarter ended June 30, 2009, an insurance settlement gain of $1,308 was included in the operating loss.

Segment information for the six months ended June 30, 2010 and 2009 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	(Loss) Income	Expenditures	Amortization
2010
Metals segment	$412,963	$(5,358)	$3,025	$9,838
Plastics segment	50,165	1,603	229	663
Other	—	(3,006)	—	—

Consolidated	$463,128	$(6,761)	$3,254	$10,501

2009
Metals segment	$405,158	$(3,046)	$4,784	$10,271
Plastics segment	42,189	(626)	138	687
Other	—	(2,180)	—	—

Consolidated	$447,347	$(5,852)	$4,922	$10,958

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. For the six months ended June 30, 2009, an insurance settlement gain of $1,308 was included in the operating loss.
Segment information for total assets is as follows:

	June 30, 2010	December 31, 2009
Metals segment	$496,092	$488,090
Plastics segment	47,481	46,443
Other	25,501	23,468

Consolidated	$569,074	$558,001

“Other” — Total assets consist of the Company’s investment in joint venture.
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the six months ended June 30, 2010 were as follows:

	Metals	Plastics
	Segment	Segment	Total
Balance as of January 1, 2010
Goodwill	$97,316	$12,973	$110,289

Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2010	37,099	12,973	50,072

Currency valuation	(6)	—	(6)

Balance as of June 30, 2010
Goodwill	97,310	12,973	110,283
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of June 30, 2010	$37,093	$12,973	$50,066

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
The following summarizes the components of intangible assets:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,355	$24,659	$69,549	$21,435
Non-compete agreements	2,838	2,624	2,938	2,477
Trade name	378	378	378	378

Total	$72,571	$27,661	$72,865	$24,290

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended June 30, 2010 and 2009, amortization expense was $1,760 and $1,884, respectively. For the six-month periods ended June 30, 2010 and 2009, amortization expense was $3,531 and $3,779, respectively.
The following is a summary of the estimated annual amortization expense for 2010 and each of the next 4 years:

2010	$7,041
2011	6,593
2012	6,139
2013	6,139
2014	6,139
(7) Inventories
Over eighty percent of the Company’s inventories are stated at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2010, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $120,265 and $116,816 at June 30, 2010 and December 31, 2009, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(8) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $684 and $240 for the three months ended June 30, 2010 and 2009, respectively and $1,020 and $710 for the six months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $227 and $94 for the three months ended June 30, 2010 and 2009, respectively and $357 and $277 for the six months ended June 30, 2010 and 2009, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of June 30, 2010 associated with all share-based payment arrangements is $5,316 and the weighted average period over which it is to be expensed is 1.6 years.
Long-Term Compensation and Incentive Plans
On March 18, 2010, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2010 Long-Term Compensation Plan (“2010 LTC Plan”) for executive officers and other select personnel. The 2010 LTC Plan awards included restricted stock units (“RSUs”), performance share units, and stock options. All 2010 LTC Plan awards are subject to the terms of the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan, amended and restated as of March 5, 2009. In addition to the 2010 LTC Plan, the Company maintains 2008 and 2009 Long-term Incentive Plans (“LTI Plans”) for executive officers and other select personnel under which they may receive share-based awards.
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
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2010 LTC Plan will cliff vest on December 31, 2012. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout). The Company’s 2009 LTI Plan also included issuance of approximately 187 non-vested share awards which cliff vest on December 31, 2011. Approximately 161 shares associated with the 2009 LTI Plan are outstanding as of June 30, 2010. The remaining outstanding non-vested share balance primarily consists of shares issued to the Board of Directors during the second quarter of 2010. The Director shares vest during the second quarter of 2011.
The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.

A summary of the RSU and non-vested share activity is as follows:

	Shares		Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Units	Date Fair Value
Outstanding at January 1, 2010	262	$10.76	—	—
Granted	39	$18.06	150	$12.07
Forfeited	(16)	$6.37	(2)	$12.07
Vested	(54)	$11.19	—

Outstanding at June 30, 2010	231	$13.15	148	$12.07

Expected to vest as of June 30, 2010	215	$13.49	126	$12.07

The unrecognized compensation cost as of June 30, 2010 associated with RSU and non-vested share awards is $2,542.
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
The status of performance shares that have been awarded as part of the active LTC and LTI Plans is summarized below as of June 30, 2010:

		Estimated Number of	Maximum Number of
	Grant Date Fair	Performance Shares to	Performance Shares that
Plan Year	Value	be Issued	could Potentially be Issued
2010 LTC Plan	$12.26	121	296
2009 LTI Plan	$5.66	—	645
2008 LTI Plan	$22.90 - $28.17	—	331
As of June 30, 2010, the Company exceeded the threshold level at which shares would vest for the 2010 LTC Plan.
The unrecognized compensation cost as of June 30, 2010 associated with the 2010 LTC Plan performance shares is $1,386.
Stock Options
The stock options issued under the 2010 LTC Plan vest and become exercisable three years from the date of the grant. The term of the options is eight years. The exercise price of the options is $12.79 per share (which is based on the average closing price of the Company’s common stock for the 10 trading days preceding the date on which the options were granted).
The grant date fair value of $5.71 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%

A summary of the stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at January 1, 2010	239	$11.37
Granted	303	$12.79
Exercised	(23)	$10.60
Forfeited	(4)	$12.79

Stock options outstanding at June 30, 2010	515	$12.23

Stock options vested or expected to vest as of June 30, 2010	470	$12.17

The total intrinsic value of options outstanding at June 30, 2010 is $1,181. As of June 30, 2010, stock options outstanding had a weighted average remaining contractual life of 6 years. The unrecognized compensation cost as of June 30, 2010 associated with stock options is $1,388.
Deferred Compensation Plan
As of June 30, 2010, a total of 30 common share equivalent units are included in the director stock equivalent unit accounts.
(9) Comprehensive Loss
Comprehensive loss includes net income (loss) and all other non-owner changes to equity that are not reported in net income (loss). The Company’s comprehensive loss for the three months ended June 30, 2010 and 2009 is as follows:

	June 30,
	2010	2009
Net income (loss)	$408	$(5,521)
Foreign currency translation (loss) gain	(1,495)	997
Pension cost amortization, net of tax	71	60

Total comprehensive loss	$(1,016)	$(4,464)

The Company’s comprehensive loss for the six months ended June 30, 2010 and 2009 is as follows:

	June 30,
	2010	2009
Net loss	$(4,214)	$(5,041)
Foreign currency translation (loss) gain	(1,439)	2,201
Pension cost amortization, net of tax	142	119

Total comprehensive loss	$(5,511)	$(2,721)

The components of accumulated other comprehensive loss is as follows:

	June 30, 2010	December 31, 2009
Foreign currency translation losses	$(4,653)	$(3,214)
Unrecognized pension and postretirement benefit costs, net of tax	(10,172)	(10,314)

Total accumulated other comprehensive loss	$(14,825)	$(13,528)

(10)	Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	For the Three Months Ended
	June 30,
	2010	2009
Service cost	$200	$197
Interest cost	1,919	1,934
Expected return on assets	(2,335)	(2,253)
Amortization of prior service cost	65	72
Amortization of actuarial loss	55	34

Net periodic pension and postretirement benefit	$(96)	$(16)

Components of the net periodic pension and postretirement benefit cost for the six months ended are as follows:

	For the Six Months Ended
	June 30,
	2010	2009
Service cost	$400	$393
Interest cost	3,838	3,867
Expected return on assets	(4,670)	(4,505)
Amortization of prior service cost	130	144
Amortization of actuarial loss	110	68

Net periodic pension and postretirement benefit	$(192)	$(33)

As of June 30, 2010, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2010.
During April 2010, the Company’s 401(k) matching contribution on eligible employee contributions that was previously suspended during April 2009 was reinstated.

(11) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended
	June 30,
	2010	2009
Net sales	$46,962	$22,246
Cost of materials	39,103	19,387
Income before taxes	3,319	(501)
Net income (loss)	2,896	(274)
The following information summarizes financial data for this joint venture for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended
	June 30,
	2010	2009
Net sales	$85,607	$53,561
Cost of materials	71,286	46,574
Income before taxes	5,348	(398)
Net income (loss)	4,628	(318)

(12)	Commitments and Contingent Liabilities
At June 30, 2010, the Company had $3,098 of irrevocable letters of credit outstanding which primarily consisted of $2,448 for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
At June 30, 2010, the Company recorded a $5,253 reduction in income tax receivable and a corresponding reduction in deferred income tax liability to reflect the revised estimate resulting from the finalization of the 2009 tax LIFO calculation.

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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced higher demand in the second quarter of 2010 compared to the prior year period in both the Metals and Plastics segments, reflecting the increases in the overall global economy compared to the second quarter of 2009.
Metals segment sales increased 22.5% from the second quarter of 2009. Average tons sold per day increased 20.6%, which was primarily driven by alloy bar, carbon bar and tubing volume increases. Key end-use markets that experienced increased demand in the second quarter include oil and gas, mining equipment and heavy industrial equipment.
The Company’s Plastics segment reported a sales increase of 27.6% compared to the second quarter of 2009, primarily due to higher sales volume reflecting strength in retail point-of-purchase display, life sciences applications and automotive.

Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2008 through the second quarter of 2010. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Based on the data below, the index rose above 50.0 during the third quarter of 2009 and has continued to increase through the second quarter of 2010.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2008	49.2	49.5	47.8	36.1
2009	35.9	42.6	51.5	54.6
2010	58.2	58.8
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
Results of Operations: Second Quarter 2010 Comparisons to Second Quarter 2009
Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2010 and 2009.

			Fav/(Unfav)
	2010	2009	$ Change	% Change
Net Sales
Metals	$213.3	$174.1	$39.2	22.5%
Plastics	26.8	21.0	5.8	27.6%

Total Net Sales	$240.1	$195.1	$45.0	23.1%

Cost of Materials
Metals	$160.4	$130.6	$(29.8)	(22.8)%
% of Metals Sales	75.2%	75.0%
Plastics	18.1	14.5	(3.6)	(24.8)%
% of Plastics Sales	67.5%	69.0%

Total Cost of Materials	$178.5	$145.1	$(33.4)	(23.0)%
% of Total Sales	74.3%	74.4%

Operating Costs and Expenses
Metals	$52.4	$50.5	$(1.9)	(3.8)%
Plastics	7.3	6.8	(0.5)	(7.4)%
Other	1.6	0.3	(1.3)	(433.3)%

Total Operating Costs & Expenses	$61.3	$57.6	$(3.7)	(6.4)%
% of Total Sales	25.5%	29.5%

Operating Income (Loss)
Metals	$0.5	$(7.0)	$7.5	107.1%
% of Metals Sales	0.2%	(4.0)%
Plastics	1.4	(0.3)	1.7	566.7%
% of Plastics Sales	5.2%	(1.4)%
Other	(1.6)	(0.3)	(1.3)	(433.3)%

Total Operating Income (Loss)	$0.3	$(7.6)	$7.9	103.9%
% of Total Sales	0.1%	(3.9)%

“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $240.1 million, an increase of $45.0 million, or 23.1%, compared to the second quarter of 2009. Higher net sales in the second quarter of 2010 were primarily the result of higher shipping volumes in the metals and plastics markets. Metals segment sales during the second quarter of 2010 of $213.3 million were $39.2 million, or 22.5%, higher than the same period last year. Average tons sold per day increased 20.6%. The increase in sales volume was driven primarily by alloy bar, carbon bar and tubing activity. Key end-use markets that experienced increased demand in the second quarter include oil and gas, mining equipment and heavy industrial equipment. Carbon and alloy plate volumes remained flat due to continued softness in the crane and construction industries. Aluminum sales volume was down compared to the same period last year as commercial and business jet markets have yet remained essentially flat.
Plastics segment sales during the second quarter of 2010 of $26.8 million were $5.8 million, or 27.6% higher than the second quarter of 2009 primarily due to higher sales volume reflecting increased demand in the retail point-of-purchase display, life sciences applications and automotive end-use markets.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2010 were $178.5 million, an increase of $33.4 million, or 23.0%, compared to the second quarter of 2009. Material costs for the Metals segment for the second quarter of 2010 were $160.4 million or 75.2% as a percent of sales compared to $130.6 million or 75.0% as a percent of sales for the second quarter of 2009. Material costs as a percentage of net sales were higher in second quarter of 2010 than 2009 due to several factors that occurred during the first half of 2010 including selling inventory at lower than anticipated prices due to a competitive pricing environment. Cost of materials increased in the second quarter of 2010 compared to 2009 by $29.8 million primarily due to the increase in sales volume. The Company recorded LIFO expense of $5.0 million in second quarter of 2010 compared to a LIFO credit of $25.2 million during the same prior year period. Material costs for the Plastics segment were 67.5% as a percent of sales for the second quarter of 2010 as compared to 69.0% for the same period last year, primarily due to pricing pressures easing during the second quarter of 2010.
Operating Expenses and Operating (Loss) Income:
On a consolidated basis, operating costs and expenses increased $3.7 million, or 6.4%, compared to the second quarter of 2009. Operating costs and expenses were $61.3 million, or 25.5% of sales, compared to $57.6 million, or 29.5% of sales during the second quarter of 2009. The increase in operating expenses for the second quarter of 2010 compared to the second quarter of 2009 primarily relate to the following:
•	Warehouse, processing and delivery costs increased by $3.9 million of which $2.9 million is the result of higher sales volume and $1.0 million is due to increased payroll costs as the Company resumed full workweek schedules beginning in January 2010 and reinstated the Company 401(k) contributions in April 2010;
•	Depreciation and amortization expense was $0.2 million lower primarily due to certain intangible assets becoming fully amortized in 2009.
Consolidated operating income for the second quarter of 2010 was $0.3 million compared to operating loss of $7.6 million for the same period last year. The Company’s second quarter 2010 operating income as a percent of net sales increased to 0.1% from (3.9)% in the second quarter of 2009.

Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.3 million in the second quarter of 2010, a decrease of $0.3 million versus the same period in 2009 primarily as a result of reduced borrowings.
For the quarters ended June 30, 2010 and 2009, the Company recorded a $0.1 million tax expense and a $3.8 million tax benefit, respectively. The effective tax rate for the quarters ended June 30, 2010 and 2009 were 7.2% and 41.3%, respectively. The decline in the effective tax rate compared to the second quarter of 2009 was primarily the result of the increased earnings of the joint venture and the increased benefit due to the higher effective tax rate on U.S. source losses than on the Company’s foreign source income.
Equity in earnings of the Company’s joint venture, Kreher Steel, was $1.4 million in the second quarter of 2010, compared to equity in losses of $0.1 million for the same period last year. The increase is primarily a result of higher demand in the automotive and oil and gas sectors and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net income for the second quarter of 2010 was $0.4 million, or $0.02 per diluted share, versus net loss of $5.5 million, or $0.24 per diluted share, for the same period in 2009.
Results of Operations: Six Months 2010 Comparisons to Six Months 2009
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2010 and 2009.

			Fav/(Unfav)
	2010	2009	$ Change	% Change
Net Sales
Metals	$413.0	$405.2	$7.8	1.9%
Plastics	50.1	42.1	8.0	19.0%

Total Net Sales	$463.1	$447.3	$15.8	3.5%

Cost of Materials
Metals	$313.4	$298.4	$(15.0)	(5.0)%
% of Metals Sales	75.9%	73.6%
Plastics	34.2	28.9	(5.3)	(18.3)%
% of Plastics Sales	68.3%	68.6%

Total Cost of Materials	$347.6	$327.3	$(20.3)	(6.2)%
% of Total Net Sales	75.1%	73.2%

Operating Costs and Expenses
Metals	$105.0	$109.8	$4.8	4.4%
Plastics	14.3	13.9	(0.4)	(2.9)%
Other	3.0	2.2	(0.8)	(36.4)%

Total Operating Costs & Expenses	$122.3	$125.9	$3.6	2.9%
% of Total Net Sales	26.4%	28.1%

Operating (Loss) Income
Metals	$(5.4)	$(3.0)	$(2.4)	(80.0)%
% of Metals Sales	(1.3)%	(0.7)%
Plastics	1.6	(0.7)	2.3	328.6%
% of Plastics Sales	3.2%	(1.7)%
Other	(3.0)	(2.2)	(0.8)	(36.4)%

Total Operating (Loss) Income	$(6.8)	$(5.9)	$(0.9)	(15.3)%
% of Total Net Sales	(1.5)%	(1.3)%

“Other” — Operating loss includes the costs of executive, finance and legal departments, and other corporate activities which support both the metals and plastics segments of the Company.

Net Sales:
Consolidated net sales were $463.1 million, an increase of $15.8 million, or 3.5%, versus the first half of 2009. Higher net sales were primarily the result of higher shipping volumes in the metals and plastics markets. Metals segment sales during the first half of 2010 of $413.0 million were $7.8 million, or 1.9%, higher than the same period last year. Average tons sold per day increased 2.9%. The increase in demand experienced in the first half of 2010 was driven primarily by alloy and carbon bar, alloy and carbon plate and tubing activity. Key end-use markets that experienced increased demand in the first half of 2010 include oil and gas, mining equipment and heavy industrial equipment.
Plastics segment sales during the first half of 2010 of $50.1 million were $8.0 million, or 19.0% higher than the same period last year. The Plastics business also experienced increased sales volume during the six months ended June 30, 2010 reflecting strength in retail point-of-purchase display, life sciences applications and automotive end-use markets.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first half of 2010 were $347.6 million, an increase of $20.3 million, or 6.2%, compared to the first half of 2009. Material costs for the Metals segment for the first six months of 2010 were $313.4 million or 75.9% as a percent of sales compared to $298.4 million or 73.6% as a percent of sales for the first six months of 2009. Material costs as a percentage of net sales were higher in the first half of 2010 than 2009 due to several factors that occurred during the first half of 2010 including selling inventory at lower than anticipated prices due to a competitive pricing environment. Cost of materials increased by $15.0 million during the first half of 2010 compared to the same 2009 period. On average, material costs were lower in the first six months of 2010 compared to the same 2009 period. Additionally, the Company had LIFO expense of $5.0 million in 2010 compared to a LIFO credit of $25.2 million during the prior year period. Material costs for the Plastics segment were consistent at 68.3% and 68.6% as a percent of sales for the first half of 2010 and 2009, respectively.
Operating Expenses and Operating Loss:
On a consolidated basis, year-to-date operating costs and expenses decreased $3.6 million, or 2.9%, compared to the same period last year. Operating costs and expenses were $122.3 million, or 26.4% as a percent of sales, compared to $125.9 million, or 28.1% as a percent of sales last year. In response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, the Company implemented numerous initiatives during April 2009 in response to lower sales activity levels. The cost reduction actions primarily focused on payroll related costs, the Company’s largest operating expense category, resulting in reduced work weeks and furloughs, suspension of the Company’s 401(k) contributions, and executive salary cuts of at least 10 percent. Full workweeks and 401(k) contributions were reinstated in January and April 2010, respectively.
The decrease in operating expenses for the first half of 2010 compared to 2009 primarily relate to the following:
•	Warehouse, processing and delivery costs increased by $1.9 million which is comprised of a $2.9 million increase due to higher sales volume, partially offset by a $1.0 million decrease resulting from the incremental impact of the cost reduction initiatives implemented in 2009 related to workforce reductions and suspension of the Company 401(k) contributions;

•	Sales, general and administrative costs decreased by $5.1 million primarily due to lower payroll related costs of $4.6 million resulting from the incremental impact of the cost reduction initiatives implemented in 2009 related to workforce reductions and suspension of the Company 401(k) contributions and lower ERP implementation costs of $0.7 million; and
•	Depreciation and amortization expense was $0.4 million lower due to a decrease in capital expenditures across the Company in 2009 and 2010 compared to previous years and certain intangible assets becoming fully amortized in 2009.
Consolidated operating loss for the six months ended June 30, 2010 was $6.8 million compared to operating loss of $5.9 million for the same period last year, primarily due to lower sales volume during the first quarter of 2010 compared to 2009.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $2.5 million for the six months ended June 30, 2010, a decrease of $0.7 million versus the same period in 2009 primarily as a result of reduced borrowings.
For the six-month periods ended June 30, 2010 and 2009, the Company recorded a $2.8 million tax benefit and a $4.2 million tax benefit, respectively. The $2.8 million tax benefit for the six-month period ended June 30, 2010 is due to pre-tax losses incurred for the first six months of 2010. The effective tax rate for the six months ended June 30, 2010 and 2009 were 29.8% and 46.4%, respectively. The decline in the 2010 effective tax rate compared to the six months ending June 30, 2009 was primarily the result of the increased earnings of the joint venture and by the increased benefit due to the higher effective tax rate on U.S. source losses than on the Company’s foreign source income.
Equity in earnings of the Company’s joint venture, Kreher Steel, was $2.3 million for the six months ended 2010, compared to equity in losses of $0.2 million for the same period last year. The increase is a result of higher demand and pricing for Kreher’s products compared to the same period last year.
Consolidated net loss for the first half of 2010 was $4.2 million, or $0.18 per diluted share, versus a net loss of $5.0 million, or $0.22 per diluted share, for the same period in 2009.
Accounting Policies:
Effective January 1, 2010, the Company adopted new consolidation guidance that applies to variable interest entities.
See Note 2 to the condensed consolidated financial statements for more information regarding the Company’s adoption of standards updates. There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives.

In the first half of 2009, the Company focused on reducing working capital, primarily inventory levels, in response to decreased demand for the Company’s products, which resulted in net cash flow from operations of $16.5 million. During the first half of 2010, the Company increased working capital levels to support increased sales activity, which resulted in net cash flow from operations of $2.7 million.
During the six months ended June 30, 2010, net sales exceeded cash receipts from customers, resulting in a cash outflow of $28.1 million for the six months ended June 30, 2010 compared to a $47.0 million cash inflow for the six months ended June 30, 2009. Net sales increased 3.5% from the first half of 2010. Average receivable days outstanding was 49.4 days for the six months ended June 30, 2010 as compared to 55.6 days for first half of 2009, reflecting faster collections.
During the six months ended June 30, 2010, sales of inventory exceeded inventory purchases, resulting in a cash inflow of $0.3 million for the six months ended June 30, 2010 compared to a $31.8 million cash inflow for the six months ended June 30, 2009. Average days sales in inventory was 146.2 days for the six months ended June 30, 2010 versus 187.3 days for the first half of 2009. There was an 8 day reduction in average inventory days outstanding during the second quarter 2010 as compared to the first quarter of 2010 primarily resulting from the Company’s inventory reduction efforts in all of its businesses. Management remains committed to improving these turn rates during the balance of 2010.
During the six months ended June 30, 2010, purchases exceeded cash paid for inventories and other goods and services, resulting in a cash inflow of $26.3 million during the six months ended June 30, 2010 compared to a cash outflow of $49.2 million for the same period last year.
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
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of June 30, 2010, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

	Outstanding		Weighted Average
	Borrowings as of	Availability as of	Interest Rate for the six
Debt type	June 30, 2010	June 30, 2010	months ended June 30, 2010
U.S. Revolver A	$1.8	$81.9	2.43%
U.S. Revolver B	24.0	26.0	1.36%
Canadian facility	—	9.3	0.23%
Trade acceptances	9.4	n/a	1.22%

(a)	A trade acceptance is a form of debt instrument having a definite maturity and obligation to pay and which has been accepted by an acknowledgement by the company upon whom it is drawn.

As of June 30, 2010, the Company had $11.2 million of short-term debt which includes trade acceptances of $9.4 million and $1.8 million related to the U.S. Revolver A. The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months.
Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs and meet its debt obligations. In addition, the Company has available borrowing capacity, as discussed above.
Capital expenditures for the six months ended June 30, 2010 were $3.3 million, a decrease of $1.7 million compared to the same period last year. Management believes that annual capital expenditures will approximate $8.0 to 10.0 million in 2010.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2010	$7.6
2011	7.8
2012	8.1
2013	32.5
2014	9.1
2015 and beyond	9.6

Total debt	$74.7

As of June 30, 2010 the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

	Requirement per	Actual at
Covenant Description	Credit Agreement	June 30, 2010
Funded debt-to-capital ratio	less than 0.55	0.18
Working capital-to-debt ratio	greater than 1.0	3.60
Minimum adjusted consolidated net worth	$261.6	$324.3
As of June 30, 2010, the Company had $3.1 million of irrevocable letters of credit outstanding, which primarily consisted of $2.4 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carrier.
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
Changes in Internal Controls
There were no significant changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2010 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A. M. Castle & Co.
(Registrant)
Date: July 29, 2010	By:	/s/ Patrick R. Anderson
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