Form 10-Q/A
period 2010-06-30
CASTLE A M & CO
filed 2010-08-04
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Paragraph
The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of A.M. Castle & Co. (the “Company”) for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on July 29, 2010, (“Original Filing”), is to correct a typographical error in the Results of Operations: Second Quarter 2010 Comparisons to Second Quarter 2009 section of Item 2 on page 20 of the Original Filing. The fifth sentence in the Cost of Materials paragraph should read: “The Company recorded LIFO expense of $3.0 million in the second quarter of 2010 compared to a LIFO credit of $14.2 million during the same prior year period.” This is the only change that was made to Item 2 or to any other portion of the Original Filing. This Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and accordingly, the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.
In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 2, as amended, in its entirety. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.
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
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2010 were $178.5 million, an increase of $33.4 million, or 23.0%, compared to the second quarter of 2009. Material costs for the Metals segment for the second quarter of 2010 were $160.4 million or 75.2% as a percent of sales compared to $130.6 million or 75.0% as a percent of sales for the second quarter of 2009. Material costs as a percentage of net sales were higher in second quarter of 2010 than 2009 due to several factors that occurred during the first half of 2010 including selling inventory at lower than anticipated prices due to a competitive pricing environment. Cost of materials increased in the second quarter of 2010 compared to 2009 by $29.8 million primarily due to the increase in sales volume. The Company recorded LIFO expense of $3.0 million in second quarter of 2010 compared to a LIFO credit of $14.2 million during the same prior year period. Material costs for the Plastics segment were 67.5% as a percent of sales for the second quarter of 2010 as compared to 69.0% for the same period last year, primarily due to pricing pressures easing during the second quarter of 2010.
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

A. M. Castle & Co.
(Registrant)
Date: August 4, 2010	By:	/s/ Patrick R. Anderson
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