Form 10-Q
period 2010-09-30
CASTLE A M & CO
filed 2010-11-05
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2010
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010

Common Stock, $0.01 Par Value	22,954,459 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$28,175	$28,311
Accounts receivable, less allowances of $4,500 and $4,195	139,771	105,832
Inventories, principally on last-in, first-out basis (replacement cost higher by $122,144 and $116,816)	161,780	170,960
Other current assets	8,060	5,241
Income tax receivable	9,980	18,970

Total current assets	347,766	329,314
Investment in joint venture	26,724	23,468
Goodwill	50,084	50,072
Intangible assets	43,214	48,575
Prepaid pension cost	21,050	19,913
Other assets	3,436	3,906
Property, plant and equipment, at cost
Land	5,193	5,192
Building	52,047	51,945
Machinery and equipment	182,742	178,545

	239,982	235,682
Less — accumulated depreciation	(162,366)	(152,929)

	77,616	82,753

Total assets	$569,890	$558,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,256	$71,295
Accrued liabilities	30,332	22,419
Income taxes payable	1,221	1,848
Deferred income taxes	4,409	9,706
Current portion of long-term debt	7,647	7,778
Short-term debt	11,500	13,720

Total current liabilities	144,365	126,766

Long-term debt, less current portion	68,437	67,686
Deferred income taxes	29,362	32,032
Other non-current liabilities	3,200	5,281
Pension and post retirement benefit obligations	8,366	8,028
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value - 30,000 shares authorized; 23,124 shares issued and 22,954 outstanding at September 30, 2010 and 23,115 shares issued and 22,906 outstanding at December 31, 2009	231	230
Additional paid-in capital	179,569	178,129
Retained earnings	152,245	156,387
Accumulated other comprehensive loss	(13,577)	(13,528)
Treasury stock, at cost — 170 shares at September 30, 2010 and 209 shares at December 31, 2009	(2,308)	(3,010)

Total stockholders’ equity	316,160	318,208

Total liabilities and stockholders’ equity	$569,890	$558,001

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$244,938	$183,960	$708,066	$631,307

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	181,911	137,671	529,469	464,917
Warehouse, processing and delivery expense	30,923	26,160	90,003	83,305
Sales, general, and administrative expense	27,276	23,625	80,026	81,474
Depreciation and amortization expense	4,993	5,149	15,494	16,107

Operating loss	(165)	(8,645)	(6,926)	(14,496)
Interest expense, net	(1,379)	(1,539)	(3,924)	(4,797)

Loss before income taxes and equity in earnings of joint venture	(1,544)	(10,184)	(10,850)	(19,293)

Income taxes	(43)	3,607	2,735	7,834

Loss before equity in earnings of joint venture	(1,587)	(6,577)	(8,115)	(11,459)

Equity in earnings of joint venture	1,659	240	3,973	81

Net income (loss)	$72	$(6,337)	$(4,142)	$(11,378)

Basic earnings (loss) per share	$—	$(0.28)	$(0.18)	$(0.50)

Diluted earnings (loss) per share	$—	$(0.28)	$(0.18)	$(0.50)

Dividends per common share	$—	$—	$—	$0.06

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2010	2009
Operating activities:
Net loss	$(4,142)	$(11,378)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	15,494	16,107
Amortization of deferred gain	(664)	(670)
Loss on sale of fixed assets	108	—
Equity in earnings of joint venture	(3,973)	(81)
Dividends from joint venture	804	485
Deferred tax (benefit) provision	(7,963)	9,248
Share-based compensation expense	1,714	1,079
Excess tax (benefits) deficiencies from share-based payment arrangements	(172)	95
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(34,021)	52,552
Inventories	8,806	49,624
Other current assets	(2,603)	180
Other assets	2,428	(2,440)
Prepaid pension costs	(786)	(562)
Accounts payable	15,290	(47,917)
Accrued liabilities	6,432	(4,772)
Income taxes payable and receivable	8,475	(29,576)
Postretirement benefit obligations and other liabilities	376	(865)

Net cash from operating activities	5,603	31,109

Investing activities:
Capital expenditures	(5,061)	(6,202)
Proceeds from sale of fixed assets	—	19
Insurance proceeds	—	1,093

Net cash used in investing activities	(5,061)	(5,090)

Financing activities:
Short-term (repayments) borrowings, net	(2,220)	(19,276)
Net borrowings on long-term revolving lines of credit	1,746	—
Repayments of long-term debt	(607)	(1,755)
Common stock dividends	—	(1,361)
Excess tax benefits (deficiencies) from share-based payment arrangements	172	(95)
Exercise of stock options and other	279	—

Net cash used in financing activities	(630)	(22,487)

Effect of exchange rate changes on cash and cash equivalents	(48)	1,301

Net (decrease) increase in cash and cash equivalents	(136)	4,833

Cash and cash equivalents — beginning of year	28,311	15,277

Cash and cash equivalents — end of period	$28,175	$20,110

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
Non-cash investing activities for the nine months ended September 30, 2010 and 2009 consisted of $140 and $93 of capital expenditures financed by accounts payable, respectively.
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

(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of stock options, non-vested shares, restricted stock units, and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$72	$(6,337)	$(4,142)	$(11,378)

Denominator:
Denominator for basic income (loss) per share:
Weighted average common shares outstanding	22,731	22,908	22,707	22,846
Effect of dilutive securities:
Outstanding common stock equivalents	405	—	—	—

Denominator for diluted earnings per share	23,136	22,908	22,707	22,846

Basic earnings (loss) per share	$—	$(0.28)	$(0.18)	$(0.50)

Diluted earnings (loss) per share	$—	$(0.28)	$(0.18)	$(0.50)

Excluded outstanding shared-based awards having an anti-dilutive effect	70	239	499	239
For the three and nine months ended September 30, 2010 and 2009, the undistributed losses attributed to participating securities, which represent certain non-vested shares granted by the Company, were approximately one percent of total income (loss).
(4) Debt
Short-term and long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
SHORT-TERM DEBT
U.S. Revolver A (a)	$4,000	$5,000
Trade acceptances (b)	7,500	8,720

Total short-term debt	11,500	13,720

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments from 2007 through 2015	50,026	50,026
U.S. Revolver B (a)	25,291	24,246
Other, primarily capital leases	767	1,192

Total long-term debt	76,084	75,464
Less current portion	(7,647)	(7,778)

Total long-term portion	68,437	67,686

TOTAL SHORT-TERM AND LONG-TERM DEBT	$87,584	$89,184

(a)	The Company’s amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) provides a $230,000 five-year secured revolver consisting of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B”), and (iii) a Canadian dollar $9,784 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar). The maturity date of the 2008 Senior Credit Facility is January 2, 2013.

The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. The Company had availability of $80,247 under its U.S. Revolver A and $24,709 under its U.S. Revolver B as of September 30, 2010. The Company’s Canadian subsidiary had availability of approximately $9,499 in U.S dollars. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B for the nine months ended September 30, 2010 was 2.70% and 1.57%, respectively. The weighted average interest rate under the Canadian Revolver for the nine months ended September 30, 2010 was 0.22% and primarily represents unused credit line fees.

(b)	The trade acceptance purchase agreement which was a 364-day facility expired by its terms on August 27, 2010. At September 30, 2010, the Company had $7,500 in outstanding trade acceptances with varying maturity dates ranging up to 120 days. The outstanding trade acceptances will be paid on their respective maturity dates. The weighted average interest rate was 1.14% for the nine months ended September 30, 2010.
The fair value of the Company’s fixed rate debt as of September 30, 2010, including current maturities, was estimated to be between $49,300 and $50,700 compared to a carrying value of $50,026. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of September 30, 2010, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is $26,336, assuming the total amount of debt outstanding at the end of the period was outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $29,291 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.
As of September 30, 2010, the Company remained in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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

The Company’s Plastics segment consists exclusively of a wholly-owned subsidiary that operates as Total Plastics, Inc. (“TPI”) headquartered in Kalamazoo, Michigan. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, transportation and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management evaluates the performance of its business segments based on operating income.
Segment information for the three months ended September 30, 2010 and 2009 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income (Loss)	Expenditures	Amortization
2010
Metals segment	$218,057	$1,119	$1,528	$4,702
Plastics segment	26,881	1,097	279	291
Other	—	(2,381)	—	—

Consolidated	$244,938	$(165)	$1,807	$4,993

2009
Metals segment	$161,772	$(7,963)	$1,190	$4,818
Plastics segment	22,188	710	90	331
Other	—	(1,392)	—	—

Consolidated	$183,960	$(8,645)	$1,280	$5,149

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Segment information for the nine months ended September 30, 2010 and 2009 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	(Loss) Income	Expenditures	Amortization
2010
Metals segment	$631,020	$(4,239)	$4,553	$14,540
Plastics segment	77,046	2,700	508	954
Other	—	(5,387)	—	—

Consolidated	$708,066	$(6,926)	$5,061	$15,494

2009
Metals segment	$566,930	$(11,008)	$5,974	$15,089
Plastics segment	64,377	84	228	1,018
Other	—	(3,572)	—	—

Consolidated	$631,307	$(14,496)	$6,202	$16,107

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. For the nine months ended September 30, 2009, an insurance settlement gain of $1,308 was included in the operating loss.
Segment information for total assets is as follows:

	September 30,	December 31,
	2010	2009
Metals segment	$493,424	$488,090
Plastics segment	49,742	46,443
Other	26,724	23,468

Consolidated	$569,890	$558,001

“Other” — Total assets consist of the Company’s investment in joint venture.
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the nine months ended September 30, 2010 were as follows:

	Metals	Plastics
	Segment	Segment	Total
Balance as of January 1, 2010
Goodwill	$97,316	$12,973	$110,289
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2010	37,099	12,973	50,072

Currency valuation	12	—	12

Balance as of September 30, 2010
Goodwill	97,328	12,973	110,301
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of September 30, 2010	$37,111	$12,973	$50,084

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
The following summarizes the components of intangible assets:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,490	$26,388	$69,549	$21,435
Non-compete agreements	2,907	2,795	2,938	2,477
Trade name	378	378	378	378

Total	$72,775	$29,561	$72,865	$24,290

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended September 30, 2010 and 2009, amortization expense was $1,769 and $1,869, respectively. For the nine-month periods ended September 30, 2010 and 2009, amortization expense was $5,300 and $5,662, respectively.
The following is a summary of the estimated annual amortization expense for 2010 and each of the next 4 years:

2010	$7,092
2011	6,622
2012	6,143
2013	6,143
2014	6,143
(7) Inventories
Over eighty percent of the Company’s inventories are stated at the lower of LIFO cost or market. Final inventory determination under the LIFO method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2010, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $122,144 and $116,816 at September 30, 2010 and December 31, 2009, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(8) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $694 and $369 for the three months ended September 30, 2010 and 2009, respectively, and $1,714 and $1,079 for the nine months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements was $236 and $144 for the three months ended September 30, 2010 and 2009, respectively and $593 and $421 for the nine months ended September 30, 2010 and 2009, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of September 30, 2010 associated with all share-based payment arrangements is $4,622 and the weighted average period over which it is to be expensed is 1.5 years.
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
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2010 LTC Plan will cliff vest on December 31, 2012. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout). The Company’s 2009 LTI Plan also included issuance of approximately 187 non-vested share awards which cliff vest on December 31, 2011. Approximately 157 shares associated with the 2009 LTI Plan are outstanding as of September 30, 2010. The remaining outstanding non-vested share balance primarily consists of shares issued to the Board of Directors during the second quarter of 2010. The Director shares vest during the second quarter of 2011.
The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.

A summary of the RSU and non-vested share activity is as follows:

	Shares		Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Units	Date Fair Value
Outstanding at January 1, 2010	262	$10.76	—	—
Granted	39	$18.06	150	$12.07
Forfeited	(20)	$6.37	(7)	$12.07
Vested	(54)	$11.19	—

Outstanding at September 30, 2010	227	$13.24	143	$12.07

Expected to vest at September 30, 2010	215	$13.49	126	$12.07

The unrecognized compensation cost as of September 30, 2010 associated with RSU and non-vested share awards is $2,115.
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
The status of performance shares that have been awarded as part of the active LTC and LTI Plans is summarized below as of September 30, 2010:

		Estimated Number of	Maximum Number of
	Grant Date Fair	Performance Shares to	Performance Shares that
Plan Year	Value	be Issued	could Potentially be Issued
2010 LTC Plan	$12.26	149	286
2009 LTI Plan	$5.66	—	627
2008 LTI Plan	$22.90 - $28.17	—	320
As of September 30, 2010, the Company exceeded the threshold level at which shares would vest for the 2010 LTC Plan.
The unrecognized compensation cost as of September 30, 2010 associated with the 2010 LTC Plan performance shares is $1,247.
Stock Options
The stock options issued under the 2010 LTC Plan vest and become exercisable three years from the date of the grant. The term of the options is eight years. The exercise price of the options is $12.79 per share (which is based on the average closing price of the Company’s common stock for the 10 trading days preceding the date on which the options were granted).
The grant date fair value of $5.71 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%

A summary of the stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price
Stock options outstanding at January 1, 2010	239	$11.37
Granted	303	$12.79
Exercised	(27)	$10.52
Forfeited	(14)	$12.79
Expired	(2)	$10.00

Stock options outstanding at September 30, 2010	499	$12.24

Stock options vested or expected to vest as of September 30, 2010	465	$12.20

The total intrinsic value of options outstanding at September 30, 2010 is $875. As of September 30, 2010, stock options outstanding had a weighted average remaining contractual life of 5.8 years. The unrecognized compensation cost as of September 30, 2010 associated with stock options is $1,260.
Deferred Compensation Plan
As of September 30, 2010, a total of 31 common share equivalent units are included in the director stock equivalent unit accounts.
(9) Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-owner changes to equity that are not reported in net income (loss). The Company’s comprehensive income for the three months ended September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
Net income (loss)	$72	$(6,337)
Foreign currency translation gain	1,176	1,200
Pension cost amortization, net of tax	72	60

Total comprehensive income (loss)	$1,320	$(5,077)

The Company’s comprehensive loss for the nine months ended September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
Net loss	$(4,142)	$(11,378)
Foreign currency translation (loss) gain	(263)	3,401
Pension cost amortization, net of tax	214	179

Total comprehensive loss	$(4,191)	$(7,798)

The components of accumulated other comprehensive loss is as follows:

	September 30,	December 31,
	2010	2009
Foreign currency translation losses	$(3,477)	$(3,214)
Unrecognized pension and postretirement benefit costs, net of tax	(10,100)	(10,314)

Total accumulated other comprehensive loss	$(13,577)	$(13,528)

(10) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	For the Three Months Ended
	September 30,
	2010	2009
Service cost	$200	$197
Interest cost	1,919	1,934
Expected return on assets	(2,335)	(2,253)
Amortization of prior service cost	65	72
Amortization of actuarial loss	55	34

Net periodic pension and postretirement benefit	$(96)	$(16)

Components of the net periodic pension and postretirement benefit cost for the nine months ended are as follows:

	For the Nine Months Ended
	September 30,
	2010	2009
Service cost	$600	$590
Interest cost	5,757	5,801
Expected return on assets	(7,005)	(6,758)
Amortization of prior service cost	195	215
Amortization of actuarial loss	165	102

Net periodic pension and postretirement benefit	$(288)	$(50)

As of September 30, 2010, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2010.
During April 2010, the Company’s 401(k) matching contribution on eligible employee contributions that was previously suspended during April 2009 was reinstated.
(11) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.

The following information summarizes financial data for this joint venture for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended
	September 30,
	2010	2009
Net sales	$50,233	$25,310
Cost of materials	41,605	21,909
Income before taxes	3,901	110
Net income	3,318	480
The following information summarizes financial data for this joint venture for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
	September 30,
	2010	2009
Net sales	$135,840	$78,871
Cost of materials	112,891	68,483
Income (loss) before taxes	9,249	(288)
Net income	7,946	162
(12) Commitments and Contingent Liabilities
At September 30, 2010, the Company had $3,098 of irrevocable letters of credit outstanding which primarily consisted of $2,448 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
(13) Income Taxes
The Company or its subsidiaries files income tax returns in the U.S., 30 states and seven foreign jurisdictions. The tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries is subject.
During 2009, the Company filed changes of accounting for its 2008 and 2009 federal income tax returns related to its LIFO inventory accounting method for tax. As a result of these changes, there was a net change of $8,200 in the Company’s income tax receivable / payable accounts and a corresponding net change in the deferred income tax asset / liability accounts.
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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced higher demand from its customer base in the third quarter of 2010 in both the Metals and Plastics segments, reflecting the increases in the overall global economy compared to the third quarter of 2009.
Metals segment sales increased 34.7% from the third quarter of 2009. Average tons sold per day increased 30.5%, which was primarily driven by alloy bar, carbon bar and tubing volume increases. Key end-use markets that experienced increased demand in the third quarter include oil and gas, general equipment and heavy industrial equipment.
The Company’s Plastics segment reported a sales increase of 21.2% compared to the third quarter of 2009, due to increased pricing and higher sales volume reflecting continued strength in virtually all end-use markets.
Effective October 1, 2010, a four-year contract was ratified by warehouse employees in Chicago, Cleveland and Kansas City represented by the United Steelworker’s Union. The impact of the new contract is not expected to have a material impact on the Company’s results of operations.

Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2008 through the third quarter of 2010. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Based on the data below, the index rose above 50.0 during the third quarter of 2009.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2008	49.2	49.5	47.8	36.1
2009	35.9	42.6	51.5	54.6
2010	58.2	58.8	55.4
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
Results of Operations: Third Quarter 2010 Comparisons to Third Quarter 2009
Consolidated results by business segment are summarized in the following table for the quarter ended September 30, 2010 and 2009.

			Fav/(Unfav)
	2010	2009	$ Change	% Change
Net Sales
Metals	$218.0	$161.8	$56.2	34.7%
Plastics	26.9	22.2	4.7	21.2%

Total Net Sales	$244.9	$184.0	$60.9	33.1%

Cost of Materials
Metals	$163.6	$122.5	$(41.1)	(33.6)%
% of Metals Sales	75.0%	75.7%
Plastics	18.3	15.2	(3.1)	(20.4)%
% of Plastics Sales	68.0%	68.5%

Total Cost of Materials	$181.9	$137.7	$(44.2)	(32.1)%
% of Total Sales	74.3%	74.8%

Operating Costs and Expenses
Metals	$53.3	$47.3	$(6.0)	(12.7)%
Plastics	7.5	6.3	(1.2)	(19.0)%
Other	2.4	1.4	(1.0)	(71.4)%

Total Operating Costs & Expenses	$63.2	$55.0	$(8.2)	(14.9)%
% of Total Sales	25.8%	30.0%

Operating Income (Loss)
Metals	$1.1	$(8.0)	$9.1	113.8%
% of Metals Sales	0.5%	(4.9)%
Plastics	1.1	0.7	0.4	57.1%
% of Plastics Sales	4.1%	3.2%
Other	(2.4)	(1.4)	(1.0)	(71.4)%

Total Operating Loss	$(0.2)	$(8.7)	$8.5	97.7%
% of Total Sales	(0.1)%	(4.7)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $244.9 million, an increase of $60.9 million, or 33.1%, compared to the third quarter of 2009. Higher net sales in the third quarter of 2010 were primarily the result of higher shipping volumes in the metals and plastics markets. Metals segment sales during the third quarter of 2010 of $218.0 million were $56.2 million, or 34.7%, higher than the same period last year. Average tons sold per day increased 30.5% compared to the prior year quarter. The increase in sales volume was driven primarily by alloy bar, carbon bar and tubing products. Key end-use markets that experienced increased demand in the third quarter include oil and gas, general equipment and heavy industrial equipment. Carbon and alloy plate volumes were unchanged from prior year as demand from the crane and mining industries has been flat. Aluminum sales volume was slightly higher compared to the same period last year as the aerospace market has shown some improvement in certain commercial platforms offset by weakness in business jets and regional jets.
Plastics segment sales during the third quarter of 2010 of $26.9 million were $4.7 million, or 21.2% higher than the third quarter of 2009 due to increased pricing and higher sales volume reflecting continued strength in virtually all end-use markets.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the third quarter of 2010 were $181.9 million, an increase of $44.2 million, or 32.1%, compared to the third quarter of 2009. Material costs for the Metals segment for the third quarter of 2010 were $163.6 million or 75.0% as a percent of net sales compared to $122.5 million or 75.7% as a percent of sales for the third quarter of 2009. Material costs as a percentage of net sales were lower in the third quarter of 2010 than 2009 as the improved demand environment has firmed pricing levels. Cost of materials in the Metals segment increased in the third quarter of 2010 compared to 2009 by $41.1 million primarily due to the increase in sales volume. The Metals segment recorded LIFO expense of $2.0 million in third quarter of 2010 compared to a LIFO credit of $0.5 million during the same prior year period. Material costs for the Plastics segment were 68.0% as a percent of net sales for the third quarter of 2010 as compared to 68.5% for the same period last year, primarily due to pricing pressures easing during the third quarter of 2010.
Operating Expenses and Operating Loss:
On a consolidated basis, operating costs and expenses increased $8.2 million, or 14.9%, compared to the third quarter of 2009. Operating costs and expenses were $63.2 million, or 25.8% of net sales, compared to $55.0 million, or 30.0% of net sales during the third quarter of 2009. Compared to the third quarter of 2009, warehouse, processing and delivery costs increased $4.8 million, sales, general and administrative costs increased by $3.6 million and depreciation and amortization expense decreased by $0.2 million. The cost increases primarily relate to higher shipping volumes, as third quarter 2010 tons sold per day increased 30.5% compared to the same period last year. Other factors contributing to higher costs in 2010 include 401(k) benefit reinstatement and the elimination of furloughs and work restrictions that existed in the third quarter of 2009.

Consolidated operating loss for the third quarter of 2010 was $0.2 million compared to operating loss of $8.7 million for the same period last year. The Company’s third quarter 2010 operating loss as a percent of net sales decreased to (0.1)% from (4.7)% in the third quarter of 2009.
Other Income and Expense, Income Taxes and Net Income (Loss):
Interest expense was $1.4 million in the third quarter of 2010, a decrease of $0.1 million versus the same period in 2009 as a result of reduced borrowings.
For the quarters ended September 30, 2010 and 2009, the Company recorded a deminimis tax expense and a $3.6 million tax benefit, respectively. The effective tax rate for the quarters ended September 30, 2010 and 2009 were (2.8%) and 35.4%, respectively. The decrease in the effective tax rate compared to the third quarter of 2009 was primarily the result of higher earnings of the Company’s joint venture.
Equity in earnings of the Company’s joint venture was $1.7 million in the third quarter of 2010, compared to $0.2 million for the same period last year. The increase is a result of higher demand in virtually all end-use markets, most notably the automotive and energy sectors, and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net income for the third quarter of 2010 was $0.1 million, or $0.00 per diluted share, versus net loss of $6.3 million, or $0.28 per diluted share, for the same period in 2009.
Results of Operations: Nine Months 2010 Comparisons to Nine Months 2009
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2010 and 2009.

			Fav/(Unfav)
	2010	2009	$ Change	% Change
Net Sales
Metals	$631.0	$566.9	$64.1	11.3%
Plastics	77.1	64.4	12.7	19.7%

Total Net Sales	$708.1	$631.3	$76.8	12.2%

Cost of Materials
Metals	$477.0	$420.8	$(56.2)	(13.4)%
% of Metals Sales	75.6%	74.2%
Plastics	52.5	44.1	(8.4)	(19.0)%
% of Plastics Sales	68.1%	68.5%

Total Cost of Materials	$529.5	$464.9	$(64.6)	(13.9)%
% of Total Net Sales	74.8%	73.6%

Operating Costs and Expenses
Metals	$158.2	$157.1	$(1.1)	(0.7)%
Plastics	21.9	20.2	(1.7)	(8.4)%
Other	5.4	3.6	(1.8)	(50.0)%

Total Operating Costs & Expenses	$185.5	$180.9	$(4.6)	(2.5)%
% of Total Net Sales	26.2%	28.7%

Operating (Loss) Income
Metals	$(4.2)	$(11.0)	$6.8	61.8%
% of Metals Sales	(0.7)%	(1.9)%
Plastics	2.7	0.1	2.6	2600%
% of Plastics Sales	3.5%	0.2%
Other	(5.4)	(3.6)	(1.8)	(50.0)%

Total Operating Loss	$(6.9)	$(14.5)	$7.6	52.4%
% of Total Net Sales	(1.0)%	(2.3)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $708.1 million, an increase of $76.8 million, or 12.2%, compared to the same period last year. Higher net sales were primarily the result of higher shipping volumes in the metals and plastics markets. Metals segment sales during the first nine months of 2010 of $631.0 million were $64.1 million, or 11.3%, higher than the same period last year. Average tons sold per day increased 11.0% compared to the prior year period. The increase in demand experienced in the first nine months of 2010 was driven primarily by alloy and carbon bar, and tubing products. Key end-use markets that experienced increased demand in the first nine months of 2010 include oil and gas, general equipment and heavy industrial equipment.
Plastics segment sales during the first nine months of 2010 of $77.1 million were $12.7 million, or 19.7% higher than the same period last year. The Plastics business also experienced increased sales volume during the nine months ended September 30, 2010 reflecting strength in the office furniture, safety products, life sciences applications and automotive end-use markets.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first nine months of 2010 were $529.5 million, an increase of $64.6 million, or 13.9%, compared to the same period last year. Material costs for the Metals segment for the first nine months of 2010 were $477.0 million or 75.6% as a percent of net sales compared to $420.8 million or 74.2% as a percent of net sales for the first nine months of 2009. The increase in cost of materials as a percentage of net sales in the first nine months of 2010 over 2009 relates primarily to higher LIFO expenses in 2010 due to inventory mix. The Metals segment recorded LIFO expense of $7.0 million in 2010 compared to a LIFO credit of $25.7 million during the prior year period. Material costs for the Plastics segment were 68.1% and 68.5% as a percent of net sales for the first nine months of 2010 and 2009, respectively.
Operating Expenses and Operating Loss:
On a consolidated basis, year-to-date operating costs and expenses increased $4.6 million, or 2.5%, compared to the same period last year. Operating costs and expenses were $185.5 million, or 26.2% as a percent of sales, compared to $180.9 million, or 28.7% as a percent of sales last year. In response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, the Company implemented numerous initiatives during the first nine months of 2009 to align its cost structure with activity levels. The cost reduction actions primarily focused on payroll related costs, the Company’s largest operating expense category, resulting in reduced work weeks and furloughs, suspension of the Company’s 401(k) matching contributions and executive salary reductions of at least 10 percent. Full workweeks and 401(k) matching contributions were reinstated in January and April 2010, respectively.

The increase in operating expenses for the first nine months of 2010 compared to 2009 primarily relates to an increase of $6.7 million in warehouse, processing and delivery costs, which was partially offset by a decrease of $1.5 million in sales, general and administrative costs and a $0.6 million decrease in depreciation and amortization expense. The warehouse, processing and delivery cost increases primarily relate to higher shipping volumes as tons sold per day increased 11.0% compared to the same period last year. The decrease in sales, general and administrative costs reflect the impacts of the lower payroll costs associated with the cost reduction initiatives implemented in 2009.
Consolidated operating loss for the nine months ended September 30, 2010 was $6.9 million compared to operating loss of $14.5 million for the same period last year.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $3.9 million for the nine months ended September 30, 2010, a decrease of $0.9 million versus the same period in 2009 as a result of reduced borrowings.
For the nine-month periods ended September 30, 2010 and 2009, the Company recorded a $2.7 million tax benefit and a $7.8 million tax benefit, respectively. The $2.7 million tax benefit for the nine-month period ended September 30, 2010 included a $0.1 million benefit from favorable discrete items and a $2.6 million tax benefit from operations due to pre-tax losses incurred for the first nine months of 2010. The effective tax rate for the nine months ended September 30, 2010 and 2009 were 25.2% and 40.6%, respectively. The decrease in the 2010 effective tax rate was primarily the result of the impact of increased earnings of the Company’s joint venture and by the increased benefit due to the higher effective tax rate on U.S. source losses than on the Company’s foreign source income. During the nine months ended September 30, 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. The Company settled with the IRS on various tax matters. The Company paid $4.1 million in tax due to the IRS which was primarily related to temporary differences associated with the Company’s inventory costing methodology. As a result of the settlement, the Company recorded a $0.4 million discrete benefit during the nine months ended September 30, 2009.
Equity in earnings of the Company’s joint venture was $4.0 million for the nine months ended 2010, compared to $0.1 million for the same period last year. The increase is a result of higher demand in virtually all end-use markets, most notably the automotive and energy sectors, and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net loss for the first nine months of 2010 was $4.1 million, or $0.18 per diluted share, versus net loss of $11.4 million, or $0.50 per diluted share, for the same period in 2009.

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
In the first nine months of 2009, the Company focused on reducing working capital, primarily inventory levels, in response to decreased demand for the Company’s products, which resulted in net cash flow from operations of $31.1 million. During the first nine months of 2010, the Company increased working capital levels to support increased sales activity, which resulted in net cash flow from operations of $5.6 million.
During the nine months ended September 30, 2010, net sales exceeded cash receipts from customers, resulting in a cash outflow of $34.0 million for the nine months ended September 30, 2010 compared to a $52.6 million cash inflow for the nine months ended September 30, 2009. Net sales increased 12.2% from the first nine months of 2010. Average receivable days outstanding was 49.2 days for the nine months ended September 30, 2010 as compared to 55.1 days for first nine months of 2009, reflecting faster collections.
During the nine months ended September 30, 2010, sales of inventory exceeded inventory purchases, resulting in a cash inflow of $8.8 million for the nine months ended September 30, 2010 compared to a $49.6 million cash inflow for the nine months ended September 30, 2009. Average days sales in inventory was 144.8 days for the nine months ended September 30, 2010 versus 191.2 days for the first nine months of 2009. Average inventory days outstanding stayed consistent during the third quarter 2010 as compared to the second quarter of 2010.
During the nine months ended September 30, 2010, purchases exceeded cash paid for inventories and other goods and services, resulting in a cash inflow of $21.7 million during the nine months ended September 30, 2010 compared to a cash outflow of $52.7 million for the same period last year.
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

Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of September 30, 2010, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

	Outstanding		Weighted Average
	Borrowings as of	Availability as of	Interest Rate for the nine
	September 30,	September 30,	months ended September 30,
Debt type	2010	2010	2010
U.S. Revolver A	$4.0	$80.2	2.70%
U.S. Revolver B	25.3	24.7	1.57%
Canadian facility	—	9.5	0.22%
Trade acceptances (a)	7.5	n/a	1.14%

(a)	The trade acceptance purchase agreement which was a 364-day facility expired by its terms on August 27, 2010. The outstanding trade acceptances will be paid on their respective maturity dates. Liquidity will not be materially impacted as the Company has sufficient borrowing availability under its revolver as noted above.
As of September 30, 2010, the Company had $11.5 million of short-term debt which includes trade acceptances of $7.5 million and $4.0 million related to the U.S. Revolver A. The Company has classified U.S. Revolver A as short-term based on its ability and intent to repay amounts outstanding under this instrument within the next 12 months.
Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements (principally from reduced inventories) to fund its ongoing capital expenditure programs and meet its debt obligations. In addition, the Company has available borrowing capacity, as discussed above.
Capital expenditures for the nine months ended September 30, 2010 were $5.1 million, a decrease of $1.1 million compared to the same period last year. Management believes that annual capital expenditures will approximate $8.0 to 10.0 million in 2010.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2010	$7.6
2011	7.7
2012	8.2
2013	33.9
2014	9.1
2015 and beyond	9.6

Total debt	$76.1

As of September 30, 2010 the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

		Actual at
	Requirement per	September 30,
Covenant Description	Credit Agreement	2010
Funded debt-to-capital ratio	less than 0.55	0.18
Working capital-to-debt ratio	greater than 1.0	3.59
Minimum adjusted consolidated net worth	$261.6	$326.3
As of September 30, 2010, the Company had $3.1 million of irrevocable letters of credit outstanding, which primarily consisted of $2.4 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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
(b) Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2010 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. On July 26, 2010, receipt of approximately 486 shares was deferred as payment for the board compensation. The shares were acquired at a price of $15.43 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits

Exhibit No.		Description
3.2		By-Laws of the Company, as amended on October 28, 2010

10.24	*	Form of amended and restated Change in Control Agreement for executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed September 21, 2010. Commission File No. 1-5415

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1		CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	This agreement is considered a compensatory plan or arrangement.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co. (Registrant)
Date: November 5, 2010	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President — Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.		Description	Page
3.2		By-Laws of the Company, as amended on October 28, 2010	E-1

10.24	*	Form of amended and restated Change in Control Agreement for executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed September 21, 2010. Commission File No. 1-5415

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-16

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-17

32.1		CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-18

*	This agreement is considered a compensatory plan or arrangement.