Form 10-K
period 2010-12-31
CASTLE A M & CO
filed 2011-03-14
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission File Number: 1-5415
A. M. CASTLE & CO.
(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3400 North Wolf Road, Franklin Park, Illinois	60131

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 455-7111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock - $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $230,163,537.
The number of shares outstanding of the registrant’s common stock on March 1, 2011 was 22,979,410 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Proxy Statement furnished to Stockholders in connection with registrant’s Annual Meeting of Stockholders to be held April 28, 2011.	Part III

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
Business and Markets
Company Overview
The Company is a specialty metals (89% of net sales) and plastics (11% of net sales) distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining, heavy industrial equipment manufacturing, marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries.
The Company’s primary metals service center and corporate headquarters are currently located in Franklin Park, Illinois. In January 2011, the Company executed a new lease agreement to move the Company’s corporate headquarters to Oakbrook, Illinois during the second quarter of 2011. The Company has 47 operational service centers located throughout North America (43), Europe (3) and Asia (1). The Company’s service centers hold inventory and process and distribute products to both local and export markets.

Industry and Markets
Service centers act as supply chain intermediaries between primary producers, which deal in bulk quantities in order to achieve economies of scale, and end-users in a variety of industries that require specialized products in significantly smaller quantities and forms. Service centers also manage the differences in lead times that exist in the supply chain. While original equipment manufacturers (“OEM”) and other customers often demand delivery within hours, the lead time required by primary producers can be as long as several months. Service centers also provide value to customers by aggregating purchasing, providing warehousing and distribution services, and processing material to meet specific customer needs.
The principal markets served by the Company are highly competitive. Competition is based on service, quality, processing capabilities, inventory availability, timely delivery, ability to provide supply chain solutions and price. The Company competes in a highly fragmented industry. Competition in the various markets in which the Company participates comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources and some of which have more established brand names in the local markets served by the Company.
The Company also competes to a lesser extent with primary metals producers who typically sell to larger customers requiring shipments of large volumes of metal.
In order to capture scale efficiencies and remain competitive, many primary metal producers are consolidating their operations and focusing on their core production activities. These producers have increasingly outsourced metals distribution and inventory management to metals service centers. This process of outsourcing allows them to work with a relatively small number of intermediaries rather than many end customers. As a result, metals service centers, including the Company, are now providing a range of services for their customers, including metal purchasing, processing and supply chain solutions.
Recent Expansions and Consolidations
During May 2010, the Company opened a new branch in Lafayette, Louisiana to service the Company’s oil and gas customers in that region.
During the fourth quarter of 2010, the Company consolidated 3 of its facilities into nearby existing locations in order to effectively manage its operations, reduce operating costs and better serve its customers.
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
Orders are primarily filled with materials shipped from Company stock. The materials required to fill non-stock orders are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Deliveries are made principally by third party logistics providers. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.
Employees
At December 31, 2010, the Company had 1,619 full-time employees. Of these, 284 are represented by collective bargaining units, principally the United Steelworkers of America and International Brotherhood of Teamsters.

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
In the last three years, the percentages of total sales of the two segments were as follows:

	2010	2009	2008
Metals	89%	89%	92%
Plastics	11%	11%	8%

	100%	100%	100%

Metals Segment
In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, stainless, nickel, titanium and carbon. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, a service center is equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, and sheet shearing equipment.
The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. Our customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms.
The Company’s broad network of locations provides same or next-day delivery to most of the segment’s markets, and two-day delivery to virtually all of the rest.
Plastics Segment
The Company’s Plastics segment consists exclusively of a wholly-owned subsidiary that operates as Total Plastics, Inc. (“TPI”), headquartered in Kalamazoo, Michigan, and its wholly-owned subsidiaries. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut-to-length, cut-to-shape, bending and forming according to customer specifications.
The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Co. (“Kreher”), a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois. The Company’s equity in the earnings of this joint venture is reported separately in the Company’s consolidated statements of operations.

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
The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals prices decline, we would generally expect lower sales and possibly lower net income, depending on the timing of the price changes and the ability to pass price changes onto our customers. To the extent we are not able to pass on to our customers any increases in our raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain financial covenants in our loan facilities, as well as result in us incurring impairment charges.
Disruptions or shortages in the supply of raw materials could adversely affect our operating results and our ability to meet our customer demands.
Our business requires materials that are sourced from third party suppliers. If for any reason our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our operating results could suffer. Unforeseen disruptions in our supply bases could materially impact our ability to deliver products to customers. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting steel, metals and plastics producers, or suppliers may be unwilling or unable to meet our demand due to industry supply conditions generally. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our operating results. To the extent we have quoted prices to customers and accepted orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials to our customers.
In some cases the availability of raw materials requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely supply customers with sufficient quantities of products. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation.
Increases in freight and energy prices would increase our operating costs and we may be unable to pass these increases on to our customers in the form of higher prices, which may adversely affect our operating results.
We use energy to process and transport our products. The prices for and availability of energy resources are subject to volatile market conditions, which are affected by political, economic and regulatory factors beyond our control. Our operating costs increase if energy costs, including electricity, diesel fuel and natural gas, rise. During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we typically do not hedge our exposure to higher freight or energy prices.

We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenue and profitability.
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies (including those that would limit or reduce defense spending) and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industries, specifically the aerospace and defense and oil and gas industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sector of the North American economy.
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
A portion of our customers experience seasonal slowdowns. Historically, our revenues in the months of July, November and December have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Consequently, our sales in the first two quarters of the year are usually higher than in the third and fourth quarters. As a result, analysts and investors may inaccurately estimate the effects of seasonality on our operating results in one or more future quarters and, consequently, our operating results may fall below expectations.
We may not be able to retain or expand our customer base if the United States manufacturing industry continues to relocate production operations internationally.
Our customer base primarily includes manufacturing and industrial firms in the United States, some of which are, or have considered, relocating production operations outside the United States or outsourcing particular functions to locations outside the United States. Some customers have closed their businesses as they were unable to compete successfully with foreign competitors. Although we have facilities in Canada, Mexico, France, the United Kingdom, Singapore and China, the majority of our facilities are located in the United States. To the extent our customers close or relocate operations to locations where we do not have a presence, we could lose all or a portion of their business.
General global economic, credit and capital market conditions have had and could continue to have an adverse impact on our business, operating results and financial condition.
We are susceptible to macroeconomic downturns in the United States and abroad which has had, and in the future may continue to have, an adverse effect on demand for our products and consequently the operating results, financial condition and cash flows. Future negative economic conditions, as well as a slow recovery period, could lead to reduced demand for our products, increased price competition, reduced gross margins, increased risk of obsolete inventories and higher operating costs as a percentage of revenue.
Disruption of the capital and credit markets may negatively impact our business, including our ability to access additional financing at a time when we would like, or need, to access those markets to run or expand our business. These events may also make it more costly for us to raise capital through the issuance of our equity securities and could reduce our net income by increasing our interest expense and other costs of capital. The diminished availability of credit and other capital could also affect the industries we serve and could result in reduction in sales volumes and increased credit and collection risks.

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
Although a substantial majority of our business activity takes place in the United States, we serve and operate in certain international markets, which expose us to political, economic and currency related risks, including the potential for adverse change in the local political or social climate or in government policies, laws and regulations, difficulty staffing and managing geographically diverse operations, restrictions on imports and exports or sources of supply, and change in duties and taxes. We operate in Canada, Mexico, France, and the United Kingdom, with limited operations in Spain, Singapore and China. An act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. In addition, acts of crime or violence in these international markets could adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse effect on our operating results.
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
Our largest facility, in Franklin Park, Illinois, serves as a primary distribution center that ships product to our other facilities as well as external customers. Our business could be adversely impacted by a major disruption at this facility due to unforeseen developments occurring in or around the facility, such as:
•	damage to or inoperability of our warehouse or related systems;
•	a prolonged power or telecommunication failure;
•	a natural disaster, environmental or public health issue; or
•	an airplane crash or act of war or terrorism on-site or nearby as the facility is located within seven miles of O’Hare International Airport (a major U.S. airport) and lies below certain take-off and landing flight patterns.
A prolonged disruption of the services and capabilities of our Franklin Park facility and operation could adversely impact our operating results.

Damage to or a disruption in our information technology systems could impact our ability to conduct business and/or report our financial performance.
We are implementing new enterprise-wide resources planning (“ERP”) systems over a period of several years. While we have completed the conversions of substantially all of the Company’s North American locations onto the new ERP system, we can provide no assurance that the continued phased-implementation at the Company’s remaining facilities will be successful or will occur as planned. Difficulties associated with the design and implementation of the new ERP system could adversely affect our business, our customer service and our operating results.
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
Approximately 18% of our U.S. employees are represented by unions under collective bargaining agreements, including hourly warehouse employees at our primary distribution center in Franklin Park, Illinois. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the union to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our operating results and financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and adversely affect our operating results.
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
From time to time, we are involved in a variety of lawsuits, claims and other proceedings relating to the conduct of our business. These suits concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While it is not feasible to predict the outcome of all pending lawsuits and claims, we do not believe that the disposition of any such pending matters is likely to have an adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one of more of these matters could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.
Increased regulation associated with climate change and greenhouse gas emissions could impose significant costs on the operations of our customers and suppliers, which could have a material adverse impact on our results of operations, financial condition and cash flows.
Climate change regulation or some form of legislation aimed at reducing greenhouse gas, or GHG, emissions is currently being considered in the United States as well as globally. As a metals and plastics distributor, our operations do not emit significant amounts of GHG. However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG regulations may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our results of operations, financial condition and cash flows.
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
The Company’s principal executive offices are currently located in its Franklin Park, Illinois facility near Chicago, Illinois. During January 2011, the Company executed a new lease agreement to move the Company’s corporate headquarters to Oakbrook, Illinois during the second quarter of 2011. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet
Metals Segment
North America
Arlington, Texas	74,880	(2)
Bedford Heights, Ohio	374,400	(1)
Birmingham, Alabama	76,000	(1)
Blaine, Minnesota	65,200	(1)
Charlotte, North Carolina	116,500	(1)
Edmonton, Alberta	50,553
Fairfield, Ohio	138,000	(2)
Fairless Hills, Pennsylvania	71,600	(1)
Franklin Park, Illinois	522,600	(1)
Gardena, California	117,000
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	109,100	(1)
Kansas City, Missouri	118,000
Kennesaw, Georgia	87,500
Kent, Washington	53,000
Lafayette, Louisiana	5,000	(1)
Mississauga, Ontario	60,000
Orange, Connecticut	57,389
Paramount, California	155,500
Point Claire, Quebec	38,760
Santa Cantarina, Nuevo Leon, Mexico	55,000
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Twinsburg, Ohio	120,000
Wichita, Kansas	148,800
Worcester, Massachusetts	53,500	(1)

Europe (3)
Blackburn, England	62,139
Letchworth, England	40,000
Montoir de Bretagne, France	38,944

Asia
Shanghai, China	45,700

Sales Offices
Bilbao, Spain	(Intentionally left blank)
Fairfield, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Singapore
Tulsa, Oklahoma

Total Metals Segment	3,301,065

	Approximate
	Floor Area in
Locations	Square Feet
Plastics Segment
Baltimore, Maryland	24,000
Cleveland, Ohio	8,600
Cranston, Rhode Island	14,990
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,900
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	81,000
Knoxville, Tennessee	16,530
Maple Shade, New Jersey	12,480
Mt. Vernon, New York	30,000
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,600
Tampa, Florida	17,700
Worcester, Massachusetts	2,500

Total Plastics Segment	421,900

GRAND TOTAL	3,722,965

(1)	Represents owned facility.

(2)	During the fourth quarter of 2010, the Company consolidated these facilities into existing locations. Therefore, these locations were vacant at December 31, 2010.

(3)	Upon the termination of the lease for one of the Company’s facilities in England during the fourth quarter of 2010, such facility was consolidated into an existing location.

ITEM 3	— Legal Proceedings
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

ITEM 4	— [Removed and reserved]
Executive Officers of The Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 7, 2011.

Name and Title	Age	Business Experience
Michael H. Goldberg President and Chief Executive Officer	57	Mr. Goldberg was elected President and Chief Executive Officer in 2006. Prior to joining the registrant, he was Executive Vice President of Integris Metals (an aluminum and stainless steel metal service center) from 2001 to 2005. From 1998 to 2001, Mr. Goldberg was Executive Vice President of North American Metals Distribution Group, a division of Rio Algom LTD.

Stephen V. Hooks Executive Vice President and President, Castle Metals	59	Mr. Hooks began his employment with the registrant in 1972. He was elected to the position of Vice President — Midwest Region in 1993, Vice President - Merchandising in 1998, Senior Vice President—Sales & Merchandising in 2002 and Executive Vice President of the registrant and Chief Operating Officer of Castle Metals in 2004. In 2005, Mr. Hooks was appointed President of Castle Metals.

Scott F. Stephens Vice President, Chief Financial Officer and Treasurer	41	Mr. Stephens began his employment with the registrant in 2008 and was elected to the position of Vice President, Chief Financial Officer, and Treasurer. Formerly, he served as the CFO of Lawson Products, Inc. (a distributor of services, systems and products to the MRO and OEM marketplace) since 2004, and CFO of The Wormser Company from 2001 to 2004.

Patrick R. Anderson Vice President, Corporate Controller and Chief Accounting Officer	39	Mr. Anderson began his employment with the registrant in 2007 and was appointed to the position of Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed as a Senior Manager with Deloitte & Touche LLP (a global accounting firm) where he was employed from 1994 to 2007.

Albert J. Biemer Vice President, Corporate Supply Chain	49	Mr. Biemer began his employment with the registrant in 2001 and was appointed to the position of Vice President — Supply Chain. He was appointed Vice President, ERP Business Executive in 2007 and in 2010 was appointed as Vice President — Corporate Supply Chain. Prior to joining the registrant, he was employed as Vice President — Logistics for CSC, Ltd (a producer of carbon and alloy bar) since 2000.

Kevin B. Coughlin Vice President, Operations	60	Mr. Coughlin began his employment with the registrant in 2005 and was appointed to the position of Vice President-Operations. Prior to joining the registrant he was Director of Commercial Vehicle Electronics and Automotive Starter Motor Groups for Robert Bosch-North America from 2001 to 2004 and Vice President of Logistics and Services for the Skill-Bosch Power Tool Company from 1997 to 2000.

Name and Title	Age	Business Experience
Kevin P. Fitzpatrick Vice President, Human Resources	46	Mr. Fitzpatrick began his employment with the registrant in 2009 and was elected to the position of Vice President-Human Resources. Prior to joining the registrant he was Vice President-North American Human Resources and Administration for UPM-Kymmene Corporation (a forest industry company) since 2001.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	48	Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.

Kevin H. Glynn Vice President and Chief Information Officer	47	Mr. Glynn began his employment with the registrant in October 2010 as the Interim Chief Information Officer. In January 2011 he was appointed Vice President and Chief Information Officer. Prior to joining the registrant, he was employed as a Managing Principal at Laminar Group LLC (a management consulting company) from 2009 to 2010, Chief Operating Officer at IRON Solutions, Inc. (an information technology company specializing in data, software and media services for the agriculture equipment market) from 2008 to 2009 and as Senior Vice President and Chief Information Officer at CNH America, LLC (a manufacturer of agricultural and construction equipment) from 2006 to 2007.

G. Nicholas Jones Vice President and President, Castle Metals Oil & Gas	43	Mr. Jones began his employment with the registrant in December 2010 and was appointed to the position of Vice President, President Castle Metals Oil & Gas. Prior to beginning employment with the registrant, he was Vice President and GM — Eastern Hemisphere for Energy Alloys LLC (a global supplier of oilfield metals, services and solutions) since 2004.

Robert J. Perna Vice President, General Counsel and Secretary	47	Mr. Perna began his employment with the registrant in 2008 and was elected to the position of Vice President-General Counsel and Secretary. Prior to joining the registrant he was General Counsel, North America, CNH America, LLC (a manufacturer of agricultural and construction equipment) since 2007, and he also served as Associate General Counsel and Corporate Secretary for Navistar International Corporation (a manufacturer of commercial trucks and diesel engines) since 2001.

Blain A. Tiffany Vice President and President, Castle Metals Aerospace	52	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003, Vice President — Regional Manager in 2005 and in 2006 was appointed to the position of Vice President — Sales. In 2007 Mr. Tiffany was appointed to the position of Vice President of the registrant and President of Castle Metals Plate. In 2009 Mr. Tiffany was elected to the Position of Vice President of the registrant and President of Castle Metals Aerospace.

PART II

ITEM 5	— Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of March 1, 2011 there were approximately 1,081 shareholders of record. The Company used cash of $1.4 million to pay cash dividends of $0.06 per share on its common stock in 2009. The 2009 dividend payments of $1.4 million were paid during the second quarter of 2009 and the Company subsequently suspended the payment of dividends until further notice. No cash dividends were paid on the Company’s common stock in 2010. The payment of dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition and such other factors as the Board of Directors may consider.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The Company did not purchase any of its equity securities during the fourth quarter of 2010.
Directors of the Company who are not employees may elect to defer receipt of up to 100% of their cash retainer. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director’s deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company’s common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director’s account. For the period covered by this report, receipt of approximately 1,803 shares was deferred as payment for the 2010 board compensation. In each case, the shares were acquired at prices ranging from $12.75 to $17.14 per share, which represented the closing price of the Company’s common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the Company under Section 4(2) of the Securities Act of 1933, as amended.
The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	2010		2009
	Low	High	Low	High
First Quarter	$9.55	$14.19	$5.29	$13.09
Second Quarter	$12.17	$19.29	$8.25	$12.87
Third Quarter	$12.66	$16.09	$9.45	$13.48
Fourth Quarter	$13.11	$19.20	$8.74	$14.41

The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2010, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group index. The comparison in the graph assumes the investment of $100 on December 31, 2005. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested, and reflect market capitalization weighting. The graph does not forecast future performance of our common stock. The Company moved to a new peer group index during 2010 in conjunction with the establishment of a relative total shareholder return performance measure under the Company’s long term compensation plan. The Company believes this new peer group provides a more meaningful comparison of our stock performance. The new peer group index is made up of companies in the metals industry or in the industrial products distribution business, although not all of the companies included in the new peer group index participate in all of the lines of business in which the Company is engaged and some of the companies included in the peer group index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies in the peer group are quite different from that of the Company.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A.M. Castle & Co., the S&P 500 Index
and Two Peer Group Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10

A. M. Castle & Co.	$100.00	$117.43	$126.51	$51.01	$64.90	$87.28
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Old Peer Group Index (a)	100.00	125.21	173.86	68.53	145.09	168.58
Current Peer Group Index (b)	100.00	145.48	188.57	97.05	131.63	160.08

(a)	The Old Peer Group Index consists of Olympic Steel, Inc. and Reliance Steel & Aluminum Co.

(b)	The Current Peer Group Index consists of the following companies: AEP Industries Inc.; AK Steel Holding Corp.; Allegheny Technologies Inc.; Amcol International Corp.; Applied Industrial Technologies Inc.; Carpenter Technology Corp.; Cliffs Natural Resources Inc.; Commercial Metals Company; Fastenal Company; Gibraltar Industries Inc.; Haynes International Inc.; Kaman Corp.; Lawson Products Inc.; MSC Industrial Direct Company Inc.; Nucor Corp.; Olin Corp.; Olympic Steel, Inc.; Quanex Building Products Corp.; Reliance Steel & Aluminum Co.; RTI International Metals Inc.; Schnitzer Steel Industries Inc.; Steel Dynamics Inc.; Stillwater Mining Company; Texas Industries Inc.; United States Steel Corp.; and Worthington Industries Inc.

ITEM 6	— Selected Financial Data
The Selected Financial Data in the table below includes the results of the September 2006 and January 2008 acquisitions of Transtar and Metals U.K., respectively, and the October 2007 divestiture of Metal Express.

(dollars in millions, except per share data)	2010	2009	2008	2007	2006
For the year ended December 31:
Net sales	$943.7	$812.6	$1,501.0	$1,420.4	$1,177.6
Net (loss) income from continuing operations	(5.6)	(26.9)	(17.1)	51.8	55.1
Basic (loss) earnings per common share from continuing operations	(0.25)	(1.18)	(0.76)	2.49	2.95
Diluted (loss) earnings per common share from continuing operations	(0.25)	(1.18)	(0.76)	2.41	2.89
Cash dividends declared per common share	—	0.06	0.24	0.24	0.24
As of December 31:
Total assets	529.4	558.0	679.0	677.0	655.1
Long-term debt, less current portion	61.1	67.7	75.0	60.7	90.1
Total debt	69.1	89.2	117.1	86.5	226.1
Total stockholders’ equity	313.5	318.2	347.3	385.1	215.9

ITEM 7	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
During 2010, the following significant events occurred which impacted the Company’s operations and financial results:
•	Demand for the Company’s products increased in light of improvements in the overall economy resulting in a 16.1% increase in sales over 2009.

•	Successful management of working capital principally through reducing inventory and debt levels by approximately $40.0 million and $20.0 million, respectively, from 2009 to 2010.

•	Reduction in average Days’ Sales in Inventories (“DSI”) of approximately 46 days from 2009 to 2010.

•	Consolidation of 3 of the Company’s facilities into existing locations in order to effectively manage operations, reduce operating costs and better serve customers.
Recent Market and Pricing Trends
The Company experienced increased demand from its customer base during 2010 in both the Metals and Plastics segments, reflecting the improvement in the overall global economy compared to 2009. Industry data indicates that U.S. service center steel and aluminum shipments were up between 20% and 26% during 2010 compared to 2009 levels. Due to the late-cycle nature of the Company’s business, results typically lag the general economic cycle by twelve months. Key end-use markets that experienced significant increases in demand in the Company’s Metals segment include oil and gas, general equipment and heavy industrial equipment. The Plastics segment experienced increased demand across its primary end-use markets including office furniture, semiconductor, safety products, life sciences applications and automotive compared to 2009.
Pricing across the majority of the Company’s markets strengthened throughout the year, albeit with the usual volatility as a result of fluctuating commodity costs. The combination of factors above positively impacted the Company’s operating results during 2010.
Changes in pricing can have a more direct impact on the Company’s operating results than changes in volume due to certain factors including but not limited to:
•	Changes in volume typically result in corresponding changes to the Company’s variable costs. However, as pricing changes occur, variable expenses are not directly impacted.
•	If surcharges are not passed through to the customer or are passed through without a mark-up, the Company’s profitability will be adversely impacted.

Current Business Outlook
Management uses the Purchaser’s Managers Index (“PMI”) provided by the Institute of Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2008 through the fourth quarter of 2010. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2008	49.2	49.5	47.8	36.1
2009	35.9	42.6	51.5	54.6
2010	58.2	58.8	55.4	56.8
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
Operating Costs and Expenses — Operating costs and expenses primarily consist of:
•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;
•	Sales expenses, including compensation and employee benefits for sales personnel;
•	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily related to accounting and legal advisory services, bad debt expense, data communication, computer hardware and maintenance and foreign currency gain or loss; and
•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.

2010 Results Compared to 2009
Consolidated results by business segment are summarized in the following table for years 2010 and 2009.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2010	2009	$ Change	% Change

Net Sales
Metals	$841.1	$726.2	$114.9	15.8%
Plastics	102.6	86.4	16.2	18.8%

Total Net Sales	$943.7	$812.6	$131.1	16.1%

Cost of Materials
Metals	$631.1	$551.9	$(79.2)	(14.4)%
% of Metals Sales	75.0%	76.0%
Plastics	69.8	59.4	(10.4)	(17.5)%
% of Plastics Sales	68.0%	68.8%

Total Cost of Materials	$700.9	$611.3	$(89.6)	(14.7)%
% of Total Sales	74.3%	75.2%

Operating Costs and Expenses
Metals	$215.5	$206.4	$(9.1)	(4.4)%
Plastics	29.3	26.7	(2.6)	(9.7)%
Other	7.4	5.3	(2.1)	(39.6)%

Total Operating Costs & Expenses	$252.2	$238.4	$(13.8)	(5.8)%
% of Total Sales	26.7%	29.3%

Operating (Loss) Income
Metals	$(5.5)	$(32.1)	$26.6	82.9%
% of Metals Sales	(0.7)%	(4.4)%
Plastics	3.6	0.3	3.3	1100%
% of Plastics Sales	3.5%	0.3%
Other	(7.4)	(5.3)	(2.1)	(39.6)%

Total Operating (Loss)	$(9.3)	$(37.1)	$27.8	74.9%
% of Total Sales	(1.0)%	(4.6)%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $943.7 million in 2010, an increase of $131.1 million, or 16.1%, versus 2009. Metals segment net sales during 2010 of $841.1 million were $114.9 million, or 15.8%, higher than 2009. Higher net sales were primarily the result of higher shipping volumes. Average tons sold per day increased 14.8% compared to the prior year. The increase in demand experienced in 2010 was driven primarily by alloy bar, carbon bar, SBQ bar and tubing products. Key end-use markets that experienced increased demand in 2010 compared to 2009 include oil and gas, general equipment and heavy industrial equipment.
Plastics segment net sales during 2010 of $102.6 million were $16.2 million, or 18.8%, higher than 2009 due to higher sales volume. The Plastics business also experienced increased sales volume during 2010 reflecting strength in the office furniture and semiconductor end-use markets compared to 2009.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) were $700.9 million, an increase of $89.6 million, or 14.7%, compared to 2009. Material costs for the Metals segment were $631.1 million or 75.0% as a percent of net sales compared to $551.9 million or 76.0% as a percent of net sales in 2009. The demand environment in 2010 was better than 2009, reflecting the recovery in the global economic environment in 2010. The stronger demand experienced in 2010 provided an improved pricing environment compared to 2009. The Metals segment recorded LIFO expense of $7.7 million, which resulted in higher cost of materials in 2010, compared to a credit of $14.4 million, which resulted in lower cost of materials in 2009.
Material costs for the Plastics segment were 68.0% as a percent of net sales in 2010 as compared to 68.8% for the same period last year. The stronger demand experienced in 2010 provided an improved pricing environment compared to 2009.
During 2010 and 2009, a reduction in inventories resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. On a consolidated basis, cost of materials for 2010 and 2009 were lower by $12.5 million and $5.6 million, respectively, as a result of the liquidations.
Operating Expenses and Operating (Loss) Income:
Operating costs and expenses increased $13.8 million, or 5.8%, compared to last year. Operating costs and expenses for 2010 were $252.2 million, or 26.7% as a percent of net sales, compared to $238.4 million, or 29.3% as a percent of net sales last year. Operating costs and expenses included facility consolidation charges of $2.4 million for 2010 and goodwill impairment charges of $1.4 million during 2009.
In response to the declining demand for its products resulting from continued challenges in the global economy and the metals and plastics markets, the Company implemented numerous initiatives during 2009 to align its cost structure with activity levels. The cost reduction actions taken in 2009 primarily focused on payroll related costs, the Company’s largest operating expense category, resulting in reduced work weeks and furloughs, suspension of the Company’s 401(k) matching contributions and executive salary reductions of at least 10 percent. Full workweeks and 401(k) matching contributions were reinstated in January and April 2010, respectively, resulting in overall increases in payroll related costs in 2010. Other factors that contributed to increased payroll related costs in 2010 compared to 2009 included merit increases and headcount increases, as well as higher incentive compensation earned in 2010.
The $13.8 million increase in operating expenses in 2010 compared to 2009 primarily relates to the following:
•	Warehouse, processing and delivery costs increased by $13.7 million of which $2.1 million is the result of higher payroll related expenses and facility consolidation charges contributed a $2.4 million increase. The balance of the cost increase is attributed to higher sales volumes as average tons sold per day increased 14.8% compared to the prior year;
•	Sales, general and administrative costs increased by $2.1 million. The increase is primarily comprised of $3.7 million of higher payroll related expenses, offset by a decrease of $1.6 million associated with improved customer credit experience in 2010 compared to the prior year; and
•	Depreciation and amortization and goodwill impairment charges decreased $0.6 million and $1.4 million, respectively.
Consolidated operating loss for 2010 was $9.3 million compared to operating loss of $37.1 million in 2009.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $5.0 million in 2010, a decrease of $1.5 million versus 2009 as a result of reduced borrowings.
The Company recorded a tax benefit of $3.1 million and $16.3 million during 2010 and 2009, respectively. The effective tax rate for 2010 and 2009 was 21.7% and 37.3%, respectively. The effective tax rate, excluding goodwill impairment charges for 2009, was 38.5%. Higher tax on joint venture income was offset by the rate differential on foreign income (loss), resulting in a decline in the effective tax rate compared to 2009.

Equity in earnings of the Company’s joint venture was $5.6 million in 2010 compared to $0.4 million in 2009. The increase is a result of higher demand in virtually all of the joint venture’s end-use markets, most notably the automotive and energy sectors, and higher pricing compared to last year.
Consolidated net loss for 2010 was $5.6 million, or $0.25 per diluted share, versus $26.9 million, or $1.18 per diluted share, for 2009.
2009 Results Compared to 2008
Consolidated results by business segment are summarized in the following table for years 2009 and 2008.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2009	2008	$ Change	% Change

Net Sales
Metals	$726.2	$1,384.8	$(658.6)	(47.6)%
Plastics	86.4	116.2	(29.8)	(25.6)%

Total Net Sales	$812.6	$1,501.0	$(688.4)	(45.9)%

Cost of Materials
Metals	$551.9	$1,044.4	$492.5	47.2%
% of Metals Sales	76.0%	75.4%
Plastics	59.4	79.6	20.2	25.4%
% of Plastics Sales	68.8%	68.5%

Total Cost of Materials	$611.3	$1,124.0	$512.7	45.6%
% of Total Sales	75.2%	74.9%

Operating Costs and Expenses
Metals	$206.4	$328.9	$122.5	37.2%
Plastics	26.7	33.4	6.7	20.1%
Other	5.3	10.6	5.3	50.0%

Total Operating Costs & Expenses	$238.4	$372.9	$134.5	36.1%
% of Total Sales	29.3%	24.8%

Operating (Loss) Income
Metals	$(32.1)	$11.5	$(43.6)	(379.1)%
% of Metals Sales	(4.4% )	0.8%
Plastics	0.3	3.2	(2.9)	(90.6)%
% of Plastics Sales	0.3%	2.8%
Other	(5.3)	(10.6)	5.3	50.0%

Total Operating (Loss) Income	$(37.1)	$4.1	$(41.2)	(1,004.9)%
% of Total Sales	(4.6% )	0.3%
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
During 2010 and 2009, the Company focused on reducing working capital, primarily inventories, resulting in net cash flow from operations of $34.4 million and $53.1 million, respectively.
During 2010, net sales exceeded cash receipts from customers. The resulting increase in receivables generated a cash outflow of $22.5 million compared to a $57.0 million cash inflow for 2009. Net sales increased 16.1% from 2009. Average receivable days outstanding was 49.9 days for 2010 compared to 54.8 days for 2009, reflecting faster collections.
During 2010, sales of inventory exceeded inventory purchases. The resulting reduction in inventories generated a cash inflow of $39.7 million compared to a $74.0 million cash inflow for 2009. Average DSI was 142.9 days for 2010 versus 189.3 days for 2009.
During 2010, cash paid for inventories and other goods and services exceeded purchases. The resulting decrease in accounts payable and accrued liabilities generated a cash outflow of $0.3 million compared to $60.8 million cash outflow in 2009.
The Company received its 2009 federal income tax refund of approximately $6.3 million during January 2011.
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

Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of December 31, 2010, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

			Weighted Average
	Outstanding		Interest Rate for the
	Borrowings as of	Availability as of	Year Ended
Debt type	December 31, 2010	December 31, 2010	December 31, 2010
U.S. Revolver A	$—	$72.7	2.78%
U.S. Revolver B	25.7	24.3	1.55%
Canadian facility	—	9.8	0.21%
As of December 31, 2010, the Company had no short-term debt outstanding under its revolving credit facilities.
Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. In addition, the Company has available borrowing capacity, as discussed above.
As of December 31, 2010 the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

	Requirement per	Actual at
Covenant Description	Credit Agreement	December 31, 2010
Funded debt-to-capital ratio	less than 0.55	0.15
Working capital-to-debt ratio	greater than 1.0	4.26
Minimum adjusted consolidated net worth	$261.6	$325.5
As of December 31, 2010, the Company had $2.9 million of irrevocable letters of credit outstanding, which primarily consisted of $2.2 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
Capital Expenditures
Capital expenditures for 2010 were $7.6 million compared to $8.7 million in 2009. The expenditures during 2010 were comprised of approximately $2.6 million of ERP and other information technology enhancements, with the balance resulting from normal equipment upgrades throughout the year. Management believes that capital expenditures will approximate $14 million in 2011.
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

At December 31, 2010, the Company’s contractual obligations, including estimated payments by period, were as follows:

		Less	One to		More
		Than One	Three	Three to	Than Five
Payments Due In	Total	Year	Years	Five Years	Years
Long-term debt obligations (excluding capital lease obligations)	$68.5	$7.6	$42.3	$18.6	$—
Interest payments on debt obligations (a)	11.2	3.6	5.7	1.9	—
Capital lease obligations	0.6	0.4	0.2	—	—
Operating lease obligations	71.1	11.9	20.7	18.1	20.4
Purchase obligations (b)	329.6	302.2	27.4	—	—
Other (c)	4.9	4.1	0.8	—	—

Total	$485.9	$329.8	$97.1	$38.6	$20.4

a)	Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2010. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2010. Future interest rates may change, and therefore, actual interest payments could differ from those disclosed in the table above.

b)	Purchase obligations consist of raw material purchases made in the normal course of business. The Company has contracts to purchase minimum quantities of material with certain suppliers. For each contractual purchase obligation, the Company generally has a purchase agreement from its customer for the same amount of material over the same time period.

c)	“Other” is comprised of i) deferred revenues that represent commitments to deliver products, ii) obligations related to recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements and iii) contingent purchase price payable related to Metals U.K. acquisition which was paid in January 2011 based on the achievement of performance targets related to the three year period ended December 31, 2010. The uncertain tax positions included in the Company’s obligations are related to temporary differences and uncertain tax positions where the Company anticipates a high probability of settlement within a given timeframe. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table.
The table and corresponding footnotes above do not include $10.8 million of other non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include $26.8 million of deferred income taxes and the deferred gain on the sale of certain assets, resulting from previous sale-leaseback transactions.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2010, the Company does not anticipate making significant cash contributions to the pension plans in 2011.
The investment target portfolio allocation for the Company-sponsored pension plans and supplemental pension plan focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Refer to “Retirement Plans” within Critical Accounting Policies and Note 5 to the consolidated financial statements for additional details regarding other plan assumptions.

Off-Balance Sheet Arrangements
With the exception of letters of credit and operating lease financing on certain equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees of third parties.
As of December 31, 2010, the Company had $2.9 million of irrevocable letters of credit outstanding which primarily consisted of $2.2 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
Inventories — Approximately eighty percent of the Company’s inventories are valued using the last-in, first-out inventory costing method. Under this method, the current value of materials sold is recorded as cost of materials rather than the cost in the order in which it was purchased. This method of costing is subject to year-to-year fluctuations in cost of material sold, which is influenced by the inflation or deflation existing within the metals or plastics industries and the quantities and mix of inventory on hand. The use of LIFO for inventory valuation was selected to better match replacement cost of inventory with the current pricing used to bill customers.
The Company maintains allowances for excess and obsolete inventory and physical inventory losses. The excess and obsolete inventory allowance is determined based on specific identification of material, adjusted for expected scrap value to be received. The allowance for physical inventory losses is determined based on historical physical inventory experience. The Company’s operating results could be impacted if scrap value received or physical inventory experience differs from estimates.

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
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company has not provided deferred taxes relative to undistributed earnings of foreign subsidiaries as such undistributed earnings are considered to be permanently reinvested based on management’s overall business strategy. Undistributed earnings may become taxable upon their remittance as dividends or upon the sale or liquidation of foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.
The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the period a determination is made that the Company will not be able to realize its deferred income tax assets, an adjustment to the valuation allowance will be made which will increase the provision for income taxes. Based upon available evidence, including forecasted financial statements, the Company has determined that it is more likely than not that the deferred tax assets will be realized due to the fact that the Company believes it will either be able to carry its net operating losses back to prior years or have sufficient earnings in future years to use the carryforwards prior to expiration. As a result, the Company has not recorded a valuation allowance on its deferred tax assets as of December 31, 2010. As of December 31, 2010, the Company is in an overall net deferred tax liability position in most of its tax jurisdictions.
The Company recognizes the tax benefits for uncertain tax positions only if those benefits are more likely than not to be sustained upon examination by the relevant tax authorities. Unrecognized tax benefits are subsequently recognized at the time the recognition threshold is met, the tax matter is effectively settled or the statute of limitations expires for the return containing the tax position, whichever is earlier. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate. These differences will be reflected in the Company’s income tax expense in the period in which they are determined. Due to the potential expiration of statutes of limitations, it is reasonably possible that the gross unrecognized tax benefits may potentially decrease within the next 12 months by a range of approximately $0 to $0.7 million.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for retirement plans were 5.25% and 5.75% at December 31, 2010 and 2009.

The Company’s pension plan asset portfolio as of December 31, 2010 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 12% since inception in 1979. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. As of December 31, 2010 and 2009, the funding surplus was approximately 10% and 12%, respectively. The Company estimates that a 0.5% change in its discount rate would change its 2011 net periodic pension cost by less than $1.0 million. To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.
Goodwill and Other Intangible Assets Impairment — Goodwill is subject to an annual impairment test using a two-step process. The carrying value of the Company’s goodwill is evaluated annually on January 1st of each fiscal year or when certain triggering events occur which require a more current valuation. The Company assesses, at least quarterly, whether any triggering events have occurred.
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
The determination of the fair value of the reporting units requires significant estimates and assumptions to be made by management. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approaches. The long-term projections used in the valuation are developed as part of the Company’s annual budgeting and strategic planning process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry. The estimated discount rate is a key assumption that impacts the estimated fair value of the reporting units. The discount rate for each reporting unit was estimated to be between 16% and 18% as of January 1, 2010. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (carrying amount exceeds the fair value) Step I of the goodwill impairment test. Based on the impairment test performed on January 1, 2010, a 10% decrease in the fair value estimates of the reporting units would have caused the Plate and Aerospace reporting units to fall below their respective carrying values. The Aerospace and Plate reporting unit fair values exceeded the carrying values by approximately 6% and 5%, respectively. The Company could be subject to an impairment charge in the Plate and Aerospace reporting units, which have approximately $9 million and $21 million in goodwill, respectively, as of December 31, 2010, in future periods if market conditions worsen or the economic recovery differs significantly from projections.
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
Share-Based Compensation — The Company offers share-based compensation to executive and other key employees, as well as its directors. Share-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award when granted. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the ten trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Options and restricted stock generally vest in one to five years for executives and employees and one year for directors. The Company may either issue shares from treasury or new shares upon share option exercise.
Stock options are valued based on the market price of the Company’s stock on the grant date, using a Black-Scholes option-pricing model. The expense associated with stock option awards is recorded on a straight-line basis over the vesting period, net of estimated forfeitures.

The grant date fair value for stock options granted during 2010 was estimated using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%
Share-based compensation expense for non-vested shares and restricted share units in the long-term incentive plans (“LTI Plans”) and long-term compensation plan (“LTC Plan”) is established using the market price of the Company’s common stock on the date of grant.
The fair value of performance units granted under the LTI Plans is based on the market price of the Company’s stock on the date of grant adjusted to reflect the fact that the participants do not participate in dividends during the vesting period. The grant date fair value of performance shares awarded under the LTC Plan was estimated using a Monte Carlo simulation with the following assumptions as the potential award is dependent upon a market condition:

2010
Expected volatility	61.6%
Risk-free interest rate	1.45%
Expected life (in years)	2.8
Expected dividend yield	—
Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTI and LTC Plans. As of December 31, 2010, the Company’s weighted average forfeiture rate is approximately 21%. The actual number of shares that vest may differ from management’s estimate. Final award vesting and distribution of performance awards granted under the LTI and LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions above the target can be achieved if the maximum goals are met or exceeded.
The performance goals for the 2008 and 2009 LTI Plans are three-year cumulative net income and average return on total capital for the same three-year period. If the performance goals are not expected to be met for the LTI Plans, no compensation expense is recognized and any previously recognized compensation expense is reversed. No share-based compensation expense was recorded during 2010 related to performance awards under the LTI Plans as performance goals are not expected to be met.
Under the 2010 LTC Plan, the potential award for the performance shares granted is dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
Unless covered by a specific change-in-control or severance arrangement, participants to whom restricted stock units, performance shares and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, respectively, or the award will be forfeited.
Fair Value of Financial Instruments — The three-tier value hierarchy the Company utilizes, which prioritizes the inputs used in the valuation methodologies, is:
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
The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents consisting of money market funds are valued based on quoted prices in active markets and as a result are classified as Level 1. The Company’s pension plan asset portfolio as of December 31, 2010 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fair value disclosures for fixed rate debt are determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances.
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
Interest Rate Risk — The Company finances its operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. The Company’s interest rate on borrowings under the $230 million five-year secured revolver is subject to changes in the LIBOR and Prime interest rate. Based on the Company’s variable rate debt instruments at December 31, 2010, if interest rates were to increase hypothetically by 100 basis points, 2010 interest expense would have increased by approximately $0.3 million.
Commodity Price Risk — The Company’s raw material costs are comprised primarily of engineered metals and plastics. Market risk arises from changes in the price of steel, other metals and plastics. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of materials than in its selling prices. The ability to pass surcharges on to customers immediately can be limited due to contractual provisions with those customers. Therefore, a lag may exist between when the surcharge impacts net sales and cost of materials, respectively, which could result in a higher or lower operating profit.
Foreign Currency Risk — The Company conducts the majority of its business in the United States but also has operations in Canada, Mexico, France, the United Kingdom, China and Singapore. The Company’s results of operations are not materially affected by fluctuations in these foreign currencies and, therefore, the Company has no financial instruments in place for managing the exposure to foreign currency exchange rates.

ITEM 8 — Financial Statements and Supplementary Data
Amounts in thousands, except par value and per share data
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008

Net sales	$943,706	$812,638	$1,501,036

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	700,854	611,352	1,123,977
Warehouse, processing and delivery expense	123,318	109,627	154,189
Sales, general and administrative expense	108,223	106,140	136,551
Depreciation and amortization expense	20,649	21,291	23,327
Impairment of goodwill	—	1,357	58,860

Operating (loss) income	(9,338)	(37,129)	4,132
Interest expense, net	(4,988)	(6,440)	(9,373)

Loss before income taxes and equity in earnings of joint venture	(14,326)	(43,569)	(5,241)

Income taxes	3,101	16,264	(20,690)

Loss before equity in earnings of joint venture	(11,225)	(27,305)	(25,931)

Equity in earnings of joint venture	5,585	402	8,849

Net loss	(5,640)	(26,903)	(17,082)

Basic loss per share	$(0.25)	$(1.18)	$(0.76)

Diluted loss per share	$(0.25)	$(1.18)	$(0.76)

Dividends per common share	$—	$0.06	$0.24

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$36,716	$28,311
Accounts receivable, less allowances of $3,848 and $4,195	128,365	105,832
Inventories, principally on last-in first-out basis (replacement cost higher by $122,340 and $116,816)	130,917	170,960
Other current assets	6,832	5,241
Income tax receivable	8,192	18,970

Total current assets	311,022	329,314
Investment in joint venture	27,879	23,468
Goodwill	50,110	50,072
Intangible assets	41,427	48,575
Prepaid pension cost	18,580	19,913
Other assets	3,619	3,906
Property, plant and equipment, at cost
Land	5,195	5,192
Building	52,277	51,945
Machinery and equipment	182,178	178,545

	239,650	235,682
Less — accumulated depreciation	(162,935)	(152,929)

	76,715	82,753

Total assets	$529,352	$558,001

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$71,764	$71,295
Accrued payroll and employee benefits	16,984	11,117
Accrued liabilities	14,336	11,302
Income taxes payable	2,357	1,848
Deferred income taxes	2,461	9,706
Current portion of long-term debt	8,012	7,778
Short-term debt	—	13,720

Total current liabilities	115,914	126,766
Long-term debt, less current portion	61,127	67,686
Deferred income taxes	26,754	32,032
Other non-current liabilities	3,390	5,281
Pension and post retirement benefit obligations	8,708	8,028
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000 shares authorized; no shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value - 30,000 shares authorized; 23,149 shares issued and 22,986 outstanding at December 31, 2010 and 23,115 shares issued and 22,906 outstanding at December 31, 2009	231	230
Additional paid-in capital	180,519	178,129
Retained earnings	150,747	156,387
Accumulated other comprehensive loss	(15,812)	(13,528)
Treasury stock, at cost - 163 shares in 2010 and 209 shares in 2009	(2,226)	(3,010)

Total stockholders’ equity	313,459	318,208

Total liabilities and stockholders’ equity	$529,352	$558,001

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(5,640)	$(26,903)	$(17,082)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	20,649	21,291	23,327
Amortization of deferred gain	(890)	(907)	(1,128)
Loss on sale of fixed assets	391	2	363
Impairment of goodwill	—	1,357	58,860
Equity in earnings of joint venture	(5,585)	(402)	(8,849)
Dividends from joint venture	1,260	485	2,955
Deferred tax (benefit) provision	(11,386)	11,208	(13,578)
Share-based compensation expense	2,411	1,370	454
Pension curtailment	—	—	(472)
Excess tax (benefits) deficiencies from share-based payment arrangements	(219)	132	(2,881)
Increase from changes, net of acquisitions, in:
Accounts receivable	(22,521)	56,957	(7,736)
Inventories	39,686	73,994	(32,418)
Other current assets	(1,718)	582	4,182
Other assets	1,084	(1,543)	3,364
Prepaid pension costs	(1,530)	(913)	(92)
Accounts payable	(1,866)	(53,232)	13,844
Accrued payroll and employee benefits	5,827	968	1,889
Income taxes payable	11,536	(22,882)	6,985
Accrued liabilities	1,586	(7,561)	(7,900)
Postretirement benefit obligations and other liabilities	1,287	(873)	(2,340)

Net cash from operating activities	34,362	53,130	21,747

Investing activities:
Investments and acquisitions, net of cash acquired	—	—	(26,857)
Capital expenditures	(7,572)	(8,749)	(26,302)
Proceeds from sale of fixed assets	4	19	358
Insurance proceeds	125	1,093	—
Proceeds from sale of subsidiary	—	—	645

Net cash used in investing activities	(7,443)	(7,637)	(52,156)

Financing activities:
Short-term (repayments) borrowings, net	(13,720)	(17,496)	12,636
Net (repayments) borrowings on long-term revolving lines of credit	2,324	(2,240)	29,496
Repayments of long-term debt	(7,754)	(10,715)	(6,967)
Payment of debt issuance fees	—	—	(524)
Common stock dividends	—	(1,361)	(5,401)
Exercise of stock options and other	566	—	450
Payment of withholding taxes from share-based incentive issuance	—	—	(6,000)
Excess tax deficiencies (benefits) from share-based payment arrangements	219	(132)	2,881

Net cash (used in) from financing activities	(18,365)	(31,944)	26,571

Effect of exchange rate changes on cash and cash equivalents	(149)	(515)	(3,855)

Net increase (decrease) in cash and cash equivalents	8,405	13,034	(7,693)

Cash and cash equivalents — beginning of year	28,311	15,277	22,970

Cash and cash equivalents — end of year	$36,716	$28,311	$15,277

See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

								Accumulated
						Additional		Other
	Common	Treasury	Preferred	Common	Treasury	Paid-in	Retained	Comprehensive
	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	Income	Total
Balance at January 1, 2008	22,331	(233)	$—	$223	$(3,487)	$179,707	$207,134	$1,498	$385,075

Comprehensive Loss:
Net loss							(17,082)		(17,082)
Foreign currency translation								(13,630)	(13,630)
Defined benefit pension liability adjustments, net of tax expense of $428								670	670

Total comprehensive loss									(30,042)
Common stock dividend							(5,401)		(5,401)
Long-term incentive plan income						(728)			(728)
Exercise of stock options and other	519	36		5	717	(2,326)			(1,604)

Balance at December 31, 2008	22,850	(197)	$—	$228	$(2,770)	$176,653	$184,651	$(11,462)	$347,300

Comprehensive Loss:
Net loss							(26,903)		(26,903)
Foreign currency translation								2,579	2,579
Defined benefit pension liability adjustments, net of tax benefit of $2,970								(4,645)	(4,645)

Total comprehensive loss									(28,969)
Common stock dividend							(1,361)		(1,361)
Other	265	(12)		2	(240)	1,476			1,238

Balance at December 31, 2009	23,115	(209)	$—	$230	$(3,010)	$178,129	$156,387	$(13,528)	$318,208

Comprehensive Loss:
Net loss							(5,640)		(5,640)
Foreign currency translation								(536)	(536)
Defined benefit pension liability adjustments, net of tax benefit of $1,116								(1,748)	(1,748)

Total comprehensive loss									(7,924)
Long-term incentive plan expense						1,278			1,278
Other	34	46		1	784	1,112			1,897

Balance at December 31, 2010	23,149	(163)	$—	$231	$(2,226)	$180,519	$150,747	$(15,812)	$313,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
Amounts in thousands except per share data and percentages
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals and plastics distribution company serving principally the North American market, but with a growing global presence. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining, heavy industrial equipment, marine, office furniture and fixtures, safety products, life science applications, transportation and general manufacturing industries as well as general engineering applications.
The Company’s primary metals distribution center and corporate headquarters are located in Franklin Park, Illinois. During the fourth quarter of 2010, the Company executed a new lease agreement to move the Company’s corporate headquarters to Oakbrook, Illinois during the second quarter of 2011. The Company has 47 operational service centers located throughout North America (43), Europe (3) and Asia (1).
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
Revenue recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represents less than 5% of the Company’s consolidated net sales for the years ended December 31, 2010, 2009 and 2008. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations.

The Company maintains an allowance for doubtful accounts resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provisions for doubtful accounts are recorded in sales, general and administrative expense in the Company’s consolidated statements of operations. Estimates of doubtful accounts are based upon historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.
The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Credit memos are primarily issued to correct order entry and billing errors. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Allowance for doubtful accounts activity is presented in the table below:

	2010	2009	2008
Balance, beginning of year	$4,195	$3,318	$3,220
Add — Provision charged to expense	777	2,484	1,600
— Metals U.K. allowance at date of acquisition	—	—	523
— Recoveries	186	186	132
Less — Uncollectible accounts charged against allowance	(1,310)	(1,793)	(2,157)

Balance, end of year	$3,848	$4,195	$3,318

Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel are included in warehouse, processing and delivery expenses. For the years ended December 31, 2010, 2009 and 2008, shipping and handling costs included in warehouse, processing and delivery expenses were $31,067, $26,857, and $39,198, respectively.
Cost of materials — Cost of materials consists of the costs the Company pays for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are discussed below. The Company accounts for the majority of its inventory on a last-in, first-out (“LIFO”) basis and LIFO adjustments are recorded in cost of materials.
Operating expenses — Operating costs and expenses primarily consist of:
•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;
•	Sales expenses, including compensation and employee benefits for sales personnel;
•	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, bad debt expenses, data communication, computer hardware and maintenance and foreign currency gain or loss; and
•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.
Cash equivalents — Cash equivalents are highly liquid, short-term investments that have an original maturity of 90 days or less.

Statement of cash flows — Non-cash investing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year Ended December 31,
	2010	2009	2008
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$100	$26	$1,490
Cash paid during the year for:
Interest	4,392	5,574	7,544
Income taxes	1,631	10,762	29,153
Inventories — Inventories consist of finished goods. Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market at December 31, 2010 and 2009. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $122,340 and $116,816 at December 31, 2010 and 2009, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
During 2010 and 2009, a reduction in inventories resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. Cost of materials for 2010 and 2009 were lower by $12,500 and $5,608, respectively, as a result of the liquidations.
The Company maintains allowances for excess and obsolete inventory and physical inventory losses. The excess and obsolete inventory allowance is determined based on specific identification of material, adjusted for expected scrap value to be received. The allowance for physical inventory losses is determined based on historical physical inventory experience.
Insurance plans — In August 2009, the Company became a member of a group captive insurance company (the “Captive”) domiciled in Grand Cayman Island. The Captive reinsures losses related to certain of the Company’s workers’ compensation, automobile and general liability risks that occur subsequent to August 2009. Premiums are based on the Company’s loss experience and are accrued as expenses for the period to which the premium relates. Premiums are credited to the Company’s “loss fund” and earn investment income until claims are actually paid. For workers’ compensation, automobile and general liability claims that were incurred prior to August 2009, the Company is self-insured. Self-insurance amounts are capped, for individual claims and in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claims experience and development.
Property, plant and equipment — Property, plant and equipment are stated at cost and include assets held under capital leases. Expenditures for major additions and improvements are capitalized, while maintenance and repair costs that do not substantially improve or extend the useful lives of the respective assets are expensed in the period in which they are incurred. When items are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.
The Company provides for depreciation of plant and equipment sufficient to amortize the cost over their estimated useful lives as follows:

Buildings and building improvements	3 – 40 years
Plant equipment	3 – 25 years
Furniture and fixtures	3 – 10 years
Vehicles and office equipment	3 – 7 years
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2010, 2009 and 2008 was $13,578, $13,850 and $15,056, respectively.

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
The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Metals U.K. acquisitions in September 2006 and January 2008, respectively, and consist primarily of customer relationships and non-compete agreements. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 to 11 years for customer relationships and 3 years for non-compete agreements. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.

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
The Company recognizes the tax benefits of uncertain tax positions only if those benefits will more likely than not be sustained upon examination by the relevant tax authorities. Unrecognized tax benefits are subsequently recognized at the time the recognition threshold is met, the tax matter is effectively settled or the statute of limitations expires for the return containing the tax position, whichever is earlier. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that differs from the current estimate. These differences will be reflected in the Company’s income tax expense in the period in which they are determined.
Income tax expense includes provisions for amounts that are currently payable and certain changes in deferred tax assets and liabilities. The Company does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries as such undistributed earnings are considered to be permanently reinvested based on management’s overall business strategy. Undistributed earnings may become taxable upon their remittance as dividends or upon the sale or liquidation of foreign subsidiaries. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets.
Foreign currency translation — For the majority of the Company’s non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. The currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Gains resulting from foreign currency transactions were not material for any of the years presented.

Earnings per share — Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations:

	2010	2009	2008
Numerator:
Net loss	$(5,640)	$(26,903)	$(17,082)

Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	22,708	22,862	22,528

Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—

Denominator for diluted loss per share	22,708	22,862	22,528

Basic loss per share	$(0.25)	$(1.18)	$(0.76)

Diluted loss per share	$(0.25)	$(1.18)	$(0.76)

Excluded outstanding share-based awards having an anti-dilutive effect	471	239	246

For the years ended December 31, 2010 and 2009, the undistributed losses attributed to participating securities, which represent certain non-vested shares granted by the Company, were approximately one percent of total losses. For the year ended December 31, 2008, the undistributed losses attributed to participating securities were less than one percent of total losses.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy from locations throughout the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. No single customer represents more than 5% of the Company’s total net sales. Approximately 80% of the Company’s business is conducted from locations in the United States.
Share-based compensation — The Company offers share-based compensation to executive and other key employees, as well as its directors. Share-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the ten trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Options and restricted stock generally vest in one to five years for executives and employees and one year for directors. The Company may either issue shares from treasury or new shares upon share option exercise.
Stock options are valued based on the market price of the Company’s stock on the grant date, using a Black-Scholes option-pricing model. The expense associated with stock option awards is recorded on a straight-line basis over the vesting period, net of estimated forfeitures.
Share-based compensation expense for restricted share units and non-vested shares in the long-term incentive plans (“LTI Plans”) and long-term compensation plan (“LTC Plan”) is established using the market price of the Company’s common stock on the date of grant.
The fair value of performance units granted under the LTI Plans is based on the market price of the Company’s stock on the date of grant adjusted to reflect that the participants in the performance units do not participate in dividends during the vesting period. The grant date fair value of performance shares awarded under the LTC Plan was estimated using a Monte Carlo simulation.

Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTI and LTC Plans. As of December 31, 2010, the Company’s weighted average forfeiture rate is approximately 21%. The actual number of shares that vest may differ from management’s estimate. Final award vesting and distribution of performance awards granted under the LTI and LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions above the target can be achieved if the maximum goals are met or exceeded. The performance goals for the 2008 and 2009 LTI Plans are three-year cumulative net income and average return on total capital for the same three-year period. No share-based compensation expense was recorded during 2010 related to performance awards under the LTI Plans as performance goals are not expected to be met.
Under the 2010 LTC Plan, the potential award for the performance shares granted is dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
Unless covered by a specific change-in-control or severance arrangement, participants to whom restricted stock units, performance shares and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, respectively, or the award will be forfeited.
Fair Value of Financial Instruments — The three-tier value hierarchy the Company utilizes, which prioritizes the inputs used in the valuation methodologies, is:
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
The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents of $6,350 and $7,656 at December 31, 2010 and 2009, respectively, consist of money market funds that are valued based on quoted prices in active markets and as a result are classified as Level 1. The Company’s pension plan asset portfolio as of December 31, 2010 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fair value disclosures for fixed rate debt are determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances.
New Accounting Standards Updates
Standards Updates Adopted
Effective January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The revised guidance amends the consolidation guidance that applies to a variable interest entity (“VIE”). The adoption of the ASU did not have an impact on the Company’s financial position, results of operations and cash flows.
Standards Updates Issued Not Yet Effective
During December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The ASU is effective prospectively for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments to this guidance also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of the ASU will impact disclosures in future interim and annual financial statements issued if the Company enters into business combinations.

(2) Acquisition
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
Metals U.K. is a distributor and processor of specialty metals primarily serving the oil and gas, aerospace, petrochemical and power generation markets worldwide. Metals U.K. has distribution and processing facilities in Blackburn and Letchworth, England. The acquisition of Metals U.K. will allow the Company to expand its global reach and service potential high growth industries.
The aggregate purchase price was $29,693, or $28,854, net of cash acquired, and represents the aggregate cash purchase price paid at closing, contingent consideration paid in January 2011, debt paid off at closing, and direct transaction costs. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s global reach, as well as to obtain Metals U.K.’s skilled, established workforce.
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
The Company’s Plastics segment consists exclusively of a wholly-owned subsidiary that operates as Total Plastics, Inc. (“TPI”), headquartered in Kalamazoo, Michigan, and its wholly-owned subsidiaries. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut-to-length, cut-to-shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.

The accounting policies of all segments are the same as described in Note 1. Management evaluates the performance of its business segments based on operating income.
The Company operates locations in the United States, Canada, Mexico, France, the United Kingdom, China and Singapore. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Net sales
United States	$757,052	$673,918	$1,236,355
All other countries	186,654	138,720	264,681

Total	$943,706	$812,638	$1,501,036

Long-lived assets
United States	$67,427	$73,897
All other countries	9,288	8,856

Total	$76,715	$82,753

Segment information as of and for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Operating
	Net	Income	Total	Capital	Depreciation &
	Sales	(Loss)	Assets	Expenditures	Amortization
2010
Metals segment	$841,067	$(5,478)	$454,345	$6,815	$19,392
Plastics segment	102,639	3,559	47,128	757	1,257
Other	—	(7,419)	27,879	—	—

Consolidated	$943,706	$(9,338)	$529,352	$7,572	$20,649

2009
Metals segment	$726,221	$(32,130)	$488,090	$8,456	$19,943
Plastics segment	86,417	282	46,443	293	1,348
Other	—	(5,281)	23,468	—	—

Consolidated	$812,638	$(37,129)	$558,001	$8,749	$21,291

2008
Metals segment	$1,384,859	$11,554	$602,897	$24,218	$22,040
Plastics segment	116,177	3,182	52,797	2,084	1,287
Other	—	(10,604)	23,340	—	—

Consolidated	$1,501,036	$4,132	$679,034	$26,302	$23,327

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.
Below are reconciliations of segment data to the consolidated financial statements:

	2010	2009	2008
Operating (loss) income	$(9,338)	$(37,129)	$4,132
Interest expense, net	(4,988)	(6,440)	(9,373)

Loss before income taxes and equity in earnings of joint venture	(14,326)	(43,569)	(5,241)
Equity in earnings of joint venture	5,585	402	8,849

Consolidated (loss) income before income taxes	$(8,741)	$(43,167)	$3,608

(4) Lease Agreements
The Company has operating and capital leases covering certain warehouse facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments, and with a mileage factor included in the truck leases.
Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, are as follows:

	Capital	Operating
2011	$399	$11,919
2012	181	11,034
2013	20	9,661
2014	—	9,002
2015	—	9,062
Later years	—	20,420

Total future minimum rental payments	$600	$71,098

Total rental payments charged to expense were $13,712 in 2010, $12,769 in 2009, and $13,049 in 2008. Lease extrication charges of $1,215 associated with the consolidation of two of the Company’s facilities in the Metals segment were included in total rental payments charged to expense in 2010 within Warehouse, processing and delivery expense in the consolidated statements of operations. There were no lease extrication charges in 2009 and 2008. Total gross value of property, plant and equipment under capital leases was $2,667 and $2,796 in 2010 and 2009, respectively.
At December 31, 2010 and 2009, the Company had recorded deferred gains associated with sale leaseback transactions of $2,052 and $2,885, respectively, in other non-current liabilities. The current portion of the deferred gains associated with the sale leaseback transactions in the amount of $852 is included in accrued liabilities in the consolidated balance sheets at December 31, 2010 and 2009. The total rental expense associated with these leases for 2010, 2009 and 2008 was $1,527, $1,529 and $1,525, respectively.
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

Components of net periodic pension benefit cost are as follows:

	2010	2009	2008
Service cost	$623	$617	$2,057
Interest cost	7,456	7,511	7,216
Expected return on assets	(9,342)	(9,010)	(11,124)
Amortization of prior service cost	231	240	245
Amortization of actuarial loss	237	151	351

Net periodic pension credit, excluding impact of curtailment	$(795)	$(491)	$(1,255)

The expected 2011 amortization of pension prior service cost and actuarial loss is $324 and $229, respectively.
The status of the plans at December 31, 2010 and 2009 are as follows:

	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$132,760	$123,208
Service cost	623	617
Interest cost	7,456	7,511
Plan change	819	—
Benefit payments	(6,057)	(5,744)
Actuarial loss	8,634	7,168

Projected benefit obligation at end of year	$144,235	$132,760

Change in plan assets:
Fair value of plan assets at beginning of year	$148,152	$145,572
Actual return on assets	15,675	8,109
Employer contributions	226	215
Benefit payments	(6,057)	(5,744)

Fair value of plan assets at end of year	$157,996	$148,152

Funded status — net prepaid	$13,761	$15,392

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$18,580	$19,913
Accrued liabilities	(219)	(206)
Pension and postretirement benefit obligations	(4,600)	(4,315)

Net amount recognized	$13,761	$15,392

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(17,782)	$(15,717)
Unrecognized prior service cost	(2,266)	(1,679)

Total	$(20,048)	$(17,396)

Accumulated benefit obligation	$143,778	$132,349
For plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $4,819, $4,819 and $0, respectively, at December 31, 2010; and $4,522, $4,522 and $0, respectively, at December 31, 2009.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	2010	2009
Discount rate	5.25%	5.75%
Projected annual salary increases	0-3.00	0-3.00

The assumptions used to determine net periodic pension benefit costs are as follows:

	2010	2009	2008
Discount rate	5.75%	6.25%	6.25%
Expected long-term rate of return on plan assets	6.50	6.50	8.75
Projected annual salary increases	0-3.00	0-3.00	0-4.00
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
The Company’s pension plan weighted average asset allocations at December 31, 2010 and 2009, by asset category, are as follows:

	2010	2009
Fixed income securities	100%	96%
Real estate	—	3%
Other	—	1%

	100%	100%

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
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Fixed income securities (1)	$4,884	$157,319	$—	$162,203
Accounts payable — pending trades				(4,207)

Total				$157,996

(1)	Fixed income securities are comprised of corporate bonds (75%), government bonds (13%), government agencies securities (9%) and other fixed income securities (3%). For 2010, fixed income assets were primarily classified as Level 2. For 2009, fixed income assets, which were substantially similar to those held in 2010, were incorrectly classified as Level 1 assets when originally reported and were not reclassified as Level 2 assets in this presentation.
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Fixed income securities (1)	$141,734	$—	$—	$141,734
Real estate (2)	—	—	4,863	4,863
Other (3)	—	1,555	—	1,555

Total	$141,734	$1,555	$4,863	$148,152

(1)	Includes corporate and U.S. government debt securities.

(2)	Includes investments in real estate investment trusts that invest in a variety of property types in geographically diverse markets across the U.S.

(3)	Primarily interest rate swaps.

The following table represents the change in fair value of Level 3 assets:

	2010	2009
Fair value as of January 1	$4,863	$7,319
Income earned, net	60	11
Realized gain	376	—
Unrealized loss	—	(2,467)
Purchases, sales, issuances and settlements, net	(5,299)	—

Fair value as of December 31	$—	$4,863

The estimated future pension benefit payments are:

2011	$6,843
2012	7,106
2013	7,536
2014	7,789
2015	8,479
2016 — 2020	47,577
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.
Components of net periodic postretirement benefit cost for 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Service cost	$177	$169	$151
Interest cost	219	224	207
Amortization of prior service cost	29	47	47
Amortization of actuarial gain	(16)	(16)	(18)

Net periodic postretirement benefit cost	$409	$424	$387

The expected 2010 amortization of postretirement prior service cost and actuarial gain are insignificant.

The status of the postretirement benefit plans at December 31, 2010 and 2009 were as follows:

	2010	2009
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$3,919	$3,687
Service cost	177	169
Interest cost	219	224
Benefit payments	(200)	(129)
Actuarial (gain) loss	224	(32)

Accumulated postretirement benefit obligation at end of year	$4,339	$3,919

Funded status — net liability	$(4,339)	$(3,919)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(231)	$(206)
Pension and postretirement benefit obligations	(4,108)	(3,713)

Net amount recognized	$(4,339)	$(3,919)

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial gain	$276	$515
Unrecognized prior service cost	—	(28)

Total	$276	$487

The assumed health care cost trend rates for medical plans at December 31 were as follows:

	2010	2009	2008
Medical cost trend rate	8.00%	9.00%	10.00%
Ultimate medical cost trend rate	5.00	5.00	5.00
Year ultimate medical cost trend rate will be reached	2013	2013	2013
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2010 by $286 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2010 by $258 with no significant impact on the annual periodic postretirement benefit cost. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 5.25% in 2010 and 5.75% in 2009. The weighted average discount rate used in determining net periodic postretirement benefit costs were 5.75% in 2010 and 6.25% in 2009 and 2008.
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
Due to cost reduction measures implemented by management during April 2009, the Company’s matching contribution and supplemental contribution were suspended. During April 2010, the Company’s 401(k) matching contribution on eligible employee contributions was reinstated together with a portion of the supplemental contribution.
The amounts expensed are summarized below:

	2010	2009	2008
Supplemental contributions and 401(k) match	$1,634	$2,060	$3,161

(6) Joint Venture
Kreher Steel Co., LLC (“Kreher”) is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2010	2009	2008
Equity in earnings of joint venture	$5,585	$402	$8,849
Investment in joint venture	27,879	23,468	23,340
Sales to joint venture	973	486	568
Purchases from joint venture	223	118	1,040
The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	2010	2009	2008
Revenues	$188,107	$108,963	$221,753
Net income	11,170	803	17,698
Current assets	71,611	50,604	64,550
Non-current assets	17,880	17,661	19,184
Current liabilities	32,828	19,852	34,864
Non-current liabilities	2,872	3,137	3,428
Members’ equity	53,791	45,275	45,442
Capital expenditures	2,271	249	2,628
Depreciation and amortization	1,720	1,830	1,597
(7) Income Taxes
Income (loss) before income taxes and equity in earnings of joint venture generated by the Company’s U.S. and non-U.S. operations were as follows:

	2010	2009	2008
U.S.	$(19,420)	$(40,465)	$(13,425)
Non-U.S.	5,094	(3,104)	8,184
The Company’s income tax (benefit) expense is comprised of the following:

	2010	2009	2008
Federal — current	$6,823	$(27,641)	$25,943
— deferred	(11,270)	14,611	(11,025)
State — current	17	(752)	2,827
— deferred	(186)	(1,396)	(2,381)
Foreign — current	1,464	970	5,498
— deferred	51	(2,056)	(172)

	$(3,101)	$(16,264)	$20,690

The reconciliation between the Company’s effective tax rate on income and the U.S. federal income tax rate of 35% is as follows:

	2010	2009	2008
Federal income tax at statutory rates	$(5,014)	$(15,248)	$(1,834)
State income taxes, net of federal income tax benefits	(313)	(1,561)	95
Federal and state income tax on joint venture	2,158	154	3,460
Impairment of goodwill	—	475	20,601
Rate differential on foreign income	(755)	—	(1,253)
Tax on permanent differences	326	525	(633)
Unrecognized tax benefits	424	(1,422)	705
Other	73	813	(451)

Income tax (benefit) expense	$(3,101)	$(16,264)	$20,690

Effective income tax expense rate	21.7%	37.3%	(394.8%)

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2010	2009
Deferred tax liabilities:
Depreciation	$5,634	$7,895
Inventory	5,364	13,249
Pension	6,940	7,480
Intangible assets and goodwill	21,464	23,510

Total deferred tax liabilities	$39,402	$52,134

Deferred tax assets:
Postretirement benefits	$3,365	$3,102
Deferred compensation	1,156	637
Deferred gain	603	950
Impairments	1,430	803
Net operating loss carryforward	2,329	3,713
Other, net	1,304	1,191

Total deferred tax assets	$10,187	$10,396

Net deferred tax liabilities	$29,215	$41,738

As of December 31, 2010 and December 31, 2009, the Company had estimated federal net operating losses (“NOLs”) of $1,557 and $40,613, respectively, available to offset past and future federal taxable income. These NOLs expire in year 2030. The Company believes it will be able to carryback all of the federal NOLs to prior years.
As of December 31, 2010 and December 31, 2009, the Company had estimated state NOLs of $12,165 and $40,613, respectively. The state NOLs expire in years 2015 to 2030.
As of December 31, 2010 and December 31, 2009, the Company had estimated foreign NOLs of $3,359 and $8,779, respectively. Foreign NOLs of $85 expire in year 2030 and $3,274 of the foreign NOLs do not expire. The Company believes it will be able to carryback the $85 of expiring foreign NOLs to prior years.
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

The following table shows the net change in the Company’s unrecognized tax benefits:

	2010	2009	2008
Balance as of January 1	$726	$2,273	$1,754
Increases (decreases) in unrecognized tax benefits:

Due to tax positions taken in prior years	729	272	169
Due to tax positions taken during the current year	44	—	350
Due to settlement with tax authorities	(34)	(1,187)	—
Due to expiration of statute	—	(632)	—

Balance as of December 31	$1,465	$726	$2,273

Unrecognized tax benefits of $950, $468 and $1,775 would impact the effective tax rate if recognized as of December 31, 2010, 2009 and 2008, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $171 and $87 at December 31, 2010 and 2009, respectively. The interest and penalties recorded by the Company were insignificant for the years ended December 31, 2010, 2009 and 2008. It is reasonably possible that the gross unrecognized tax benefits may decrease within the next 12 months by a range of approximately $0 to $650.
During 2009 the statute expired on an unrecognized tax benefit for a pre-acquisition period of one of the Company’s subsidiaries. The reversal of the reserve for this unrecognized tax benefit was recorded as a component of overall income tax benefit for the year ended December 31, 2009.
The Company or its subsidiaries files income tax returns in the U.S., 29 states and 7 foreign jurisdictions. During 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s 2005 and 2006 U.S. federal income tax returns. In connection with this examination, the Company settled with the IRS regarding certain tax positions including the Company’s federal income tax inventory costing methodologies. As a result of the settlement, the Company did not recognize a significant amount of additional tax expense during the year ended December 31, 2009. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.
(8) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the years ended December 31, 2010 and 2009 were as follows:

	2010			2009
	Metals	Plastics		Metals	Plastics
	Segment	Segment	Total	Segment	Segment	Total
Balance as of January 1
Goodwill	97,316	12,973	110,289	$97,208	$12,973	$110,181
Accumulated impairment losses	(60,217)	—	(60,217)	(58,860)	—	(58,860)

	$37,099	$12,973	$50,072	38,348	12,973	51,321

Acquisition of Metals U.K.	—	—	—	—	—	—
Impairment losses	—	—	—	(1,357)	—	(1,357)
Currency valuation	38	—	38	108	—	108

Balance as of December 31
Goodwill	97,354	12,973	110,327	97,316	12,973	110,289
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)

	$37,137	$12,973	$50,110	$37,099	$12,973	$50,072

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on its January 1, 2010 test, the Company determined that there was no impairment of goodwill.
During the fourth quarter of 2009, the Company thoroughly reviewed its long-term forecasts as part of its annual budgeting process. As a result of this process, the Company determined that it was more likely than not that goodwill was impaired and therefore, the Company performed an interim goodwill impairment analysis as of December 31, 2009. The Company recorded a non-cash charge of $1,357 related to the Oil & Gas reporting unit during the fourth quarter of 2009. The charge was non-deductible for tax purposes.
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
The following summarizes the components of intangible assets at December 31, 2010 and 2009:

	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,452	$28,025	$69,549	$21,435
Non-compete agreements	2,888	2,888	2,938	2,477
Trade name	378	378	378	378

Total	$72,718	$31,291	$72,865	$24,290

The weighted-average amortization period for the intangible assets is 10.5 years, 10.8 years for customer relationships and 3 years for non-compete agreements. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008.
For the years ended December 31, 2010, 2009, and 2008, the aggregate amortization expense was $7,071, $7,441 and $8,271, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2011	$6,614
2012	6,142
2013	6,142
2014	6,142
2015	6,142

(9) Debt
Short-term and long-term debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
SHORT-TERM DEBT
U.S. Revolver A (a)	$—	$5,000
Trade acceptances (c)	—	8,720

Total short-term debt	—	13,720

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments through 2015 (b)	42,835	50,026
U.S. Revolver B (a)	25,704	24,246
Other, primarily capital leases	600	1,192

Total long-term debt	69,139	75,464
Less current portion	(8,012)	(7,778)

Total long-term portion	61,127	67,686

TOTAL SHORT-TERM AND LONG-TERM DEBT	$69,139	$89,184

(a) The Company’s amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) provides a $230,000 five-year secured revolver consisting of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B“ and with the U.S. Revolver A, the “U.S. Facility”), and (iii) a Canadian dollar $9,784 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar) (the “Canadian Facility”). The maturity date of the 2008 Senior Credit Facility is January 2, 2013. The obligations of the U.K. subsidiary under the U.S. Revolver B are guaranteed by the Company and its material domestic subsidiaries (the “Guarantee Subsidiaries”) pursuant to a U.K. Guarantee Agreement entered into by the Company and the Guarantee Subsidiaries on January 2, 2008.
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
The Canadian Facility is guaranteed by the Company and is secured by substantially all of the assets of the Canadian subsidiary. The Canadian Facility provides for a letter of credit sub-facility providing for the issuance of letters of credit in an aggregate amount of up to Canadian dollar $2,000. Depending on the type of borrowing selected by the Canadian subsidiary, the applicable interest rate for loans under the Canadian Facility is calculated as a per annum rate equal to (i) for loans drawn in U.S. dollars, the rate plus a variable margin is the same as the U.S. Facility and (ii) for loans drawn in Canadian dollars, the applicable Canadian Deposit Offer Rate (“CDOR”) rate for banker’s acceptances of the applicable face value and tenor or the greater of (a) the Canadian prime rate or (b) the one-month CDOR rate plus 0.5%. The margin on the loans drawn under the Canadian Facility may fall or rise as set forth in the agreement depending on the Company’s debt-to-total capital ratio as calculated on a quarterly basis.
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

The U.S. Revolver A is classified as short-term based on the Company’s ability and intent to repay amounts outstanding under this instrument within the next 12 months. U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. The Company had availability of $72,701 under its U.S. Revolver A and $24,296 under its U.S. Revolver B as of December 31, 2010. The Company’s Canadian subsidiary had availability of $9,829 in U.S. dollars. The weighted average interest rate for borrowings under the U.S. Revolver A and U.S. Revolver B for the year ended December 31, 2010 was 2.78% and 1.55%, respectively. The weighted average interest rate under the Canadian Revolver for the year ended December 31, 2010 was 0.21% and represents unused credit line fees.
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
Interest on the Notes accrues at the rate 6.76% annually, payable semi-annually. This rate will remain in effect until the Company achieves an investment grade credit rating on its senior indebtedness, at which time the interest rate on the Notes reverts back to 6.26%.
The Company’s annual debt service requirements under the Notes, including annual interest payments, will approximate $10,223 to $10,510 per year over their remaining term. The Notes may not be prepaid without a premium.
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
(c) A trade acceptance purchase agreement which was a 364-day facility expired by its terms on August 27, 2010. The outstanding trade acceptances were paid in their entirety on their respective maturity dates during the fourth quarter of 2010.
Aggregate annual principal payments required on the Company’s total long-term debt for each of the next five years and beyond are as follows:

2011	$8,012
2012	8,181
2013	34,319
2014	9,052
2015	9,575
2016 and beyond	—

Total debt	$69,139

Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $201 in 2010, $163 in 2009 and $841 in 2008.

The fair value of the Company’s fixed rate debt as of December 31, 2010, including current maturities, was estimated to be $42,300 compared to a carrying value of $42,835. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of December 31, 2010, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is $23,627, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the year, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $25,704 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.
As of December 31, 2010, the Company remained in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $2,411, $1,370 and $454 for 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $831, $530 and $177 in 2010, 2009 and 2008, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2010 associated with all share-based payment arrangements is $4,075 and the weighted average period over which it is to be expensed is 1.5 years.
Restricted Stock, Stock Option and Equity Compensation Plans — The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and other key management employees. A summary of the authorized shares under these plans is detailed below:

Plan Description	Authorized Shares
1995 Directors Stock Option Plan	188
1996 Restricted Stock and Stock Option Plan	938
2000 Restricted Stock and Stock Option Plan	1,200
2004 Restricted Stock, Stock Option and Equity Compensation Plan	1,350
2008 Restricted Stock, Stock Option and Equity Compensation Plan (amended and restated as of December 9, 2010)	2,000
Long-Term Compensation and Incentive Plans
On March 18, 2010, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2010 Long-Term Compensation Plan (“2010 LTC Plan”) for executive officers and other select personnel. The 2010 LTC Plan awards included restricted stock units (“RSUs”), performance share units, and stock options. All 2010 LTC Plan awards are subject to the terms of the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan, amended and restated as of December 9, 2010. In addition to the 2010 LTC Plan, the Company maintains 2008 and 2009 Long-Term Incentive Plans (“LTI Plans”) for executive officers and other select personnel under which they may receive share-based awards.
Unless covered by a specific change-in-control or severance agreement, participants to whom RSUs, performance shares and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, respectively, or the award will be forfeited. However, for stock option awards, unless a participant is covered by a specific change-in-control or severance agreement, options are forfeited in the event of the termination of employment other than by reason of disability or a retirement.

Compensation expense is recognized based on management’s estimate of the total number of share-based awards expected to vest at the end of the service period.
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2010 LTC Plan will cliff vest on December 31, 2012. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout). The Company’s 2009 LTI Plan also included issuance of approximately 187 non-vested share awards which cliff vest on December 31, 2011. Approximately 155 shares associated with the 2009 LTI Plan are outstanding as of December 31, 2010. The remaining outstanding non-vested share balance primarily consists of shares issued to the Board of Directors during the second quarter of 2010. The Director shares vest during the second quarter of 2011.
The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.
A summary of the RSU and non-vested share activity is as follows:

	Shares		Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Units	Date Fair Value
Outstanding at January 1, 2010	262	$10.76	—	—
Granted	48	$17.88	150	$12.07
Forfeited	(22)	$6.37	(9)	$12.07
Vested	(54)	$11.19	—

Outstanding at December 31, 2010	234	$13.52	141	$12.07

Expected to vest at December 31, 2010	224	$13.73	126	$12.07

The unrecognized compensation cost as of December 31, 2010 associated with RSU and non-vested share awards is $1,834. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $600, $1,392 and $665, respectively. The fair value of the non-performance based restricted stock awards is established using the market price of the Company’s stock on the date of grant.
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

The grant date fair value of $12.26 for each performance share awarded under the 2010 LTC Plan was estimated using a Monte Carlo simulation with the following assumptions:

2010
Expected volatility	61.6%
Risk-free interest rate	1.45%
Expected life (in years)	2.8
Expected dividend yield	—
Final award vesting and distribution of performance awards granted under the 2009 and 2008 LTI Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2008 and 2009 Plans). Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The performance goals are three-year cumulative net income and average return on total capital for the same three-year period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met under the LTI Plans, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair-value of performance awards under the 2008 and 2009 LTI Plans was established using the market price of the Company’s stock on the date of grant.
The status of performance shares that have been awarded as part of the active LTC and LTI Plans is summarized below as of December 31, 2010:

		Estimated Number of	Maximum Number of
	Grant Date Fair	Performance Shares	Performance Shares that
Plan Year	Value	to be Issued	could Potentially be Issued
2010 LTC Plan	$12.26	147	283
2009 LTI Plan	$5.66	—	619
2008 LTI Plan	$22.90 – $28.17	—	317
As of December 31, 2010, the Company exceeded the threshold level at which shares would vest for the 2010 LTC Plan.
The unrecognized compensation cost as of December 31, 2010 associated with the 2010 LTC Plan performance shares is $1,109.
Stock Options
The stock options issued under the 2010 LTC Plan vest and become exercisable three years from the date of the grant. The term of the options is eight years. The exercise price of the options is $12.79 per share (which is based on the average closing price of the Company’s common stock for the 10 trading days preceding the date on which the options were granted).

The grant date fair value of $5.71 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%
A summary of the stock option activity is as follows:

		Weighted		Weighted Average
		Average	Intrinsic	Remaining
	Shares	Exercise Price	Value	Contractual Life
Stock options outstanding at January 1, 2010	239	$11.37
Granted	303	$12.79
Exercised	(52)	$10.99
Forfeited	(17)	$12.79
Expired	(2)	$10.00

Stock options outstanding at December 31, 2010	471	$12.28	$3,089	5.7 years

Stock options exercisable at December 31, 2010	185	$11.48	$1,485	3.2 years

Stock options vested or expected to vest as of December 31, 2010	440	$12.24	$2,914	5.6 years
The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $219, $0 and $677, respectively. The unrecognized compensation cost as of December 31, 2010 associated with stock options is $1,132.
Deferred Compensation Plan
The Company maintains a Board of Director’s Deferred Compensation Plan for directors who are not officers of the Company. Under this plan, directors have the option to defer payment of their retainer into either a stock equivalent unit account or an interest account. Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement or death, or otherwise as a lump sum or in installments on one or more distribution dates at the directors election made at the time of the election to defer compensation. Disbursement is generally made in cash, but the stock equivalent unit account disbursement may be made in common shares at the director’s option. Fees deferred into the stock equivalent unit account are a form of share-based payment and are accounted for as a liability award which is re-measured at fair value at each reporting date. As of December 31, 2010, a total of 31 common share equivalent units are included in the director stock equivalent unit accounts. Compensation benefit related to the fair value re-measurement associated with this plan for the years ended December 31, 2010, 2009 and 2008 was $142, $90 and $396, respectively.

(11) Commitments and Contingent Liabilities
As of December 31, 2010, the Company had $2,898 of irrevocable letters of credit outstanding which primarily consisted of $2,248 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
The Company is a defendant in several lawsuits arising from the operation of its business. These lawsuits are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of the management, based on current knowledge that no uninsured liability will result from the outcome of this litigation that would have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
(12) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as reported in the consolidated balance sheets as of December 31, 2010 and 2009 was comprised of the following:

	2010	2009
Foreign currency translation losses	$(3,750)	$(3,214)
Unrecognized pension and postretirement benefit costs, net of tax	(12,062)	(10,314)

Total accumulated other comprehensive loss	$(15,812)	$(13,528)

(13) Selected Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$222,996	$240,132	$244,938	$235,640
Gross profit (a)	19,899	26,090	27,111	25,785
Net (loss) income	(4,622)	408	72	(1,498)
Basic (loss) earnings per share	$(0.20)	$0.02	$0.00	$(0.07)
Diluted (loss) earnings per share	$(0.20)	$0.02	$0.00	$(0.07)
Common stock dividends declared	$—	$—	$—	$—

2009
Net sales	$252,244	$195,103	$183,960	$181,331
Gross profit (a)	33,722	18,275	14,980	3,390
Net income (loss)	480	(5,521)	(6,337)	(15,525)
Basic earnings (loss) per share	$0.02	$(0.24)	$(0.28)	$(0.68)
Diluted earnings (loss) per share	$0.02	$(0.24)	$(0.28)	$(0.68)
Common stock dividends declared	$0.06	$—	$—	$—

(a)	Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2011

ITEM 9	— Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A	— Controls & Procedures
Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control — Integrated Framework.
Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.

(b) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of A.M. Castle & Co.
Franklin Park, Illinois
We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 11, 2011

(c) Change in Internal Control Over Financial Reporting
An evaluation was performed by the Company’s management, including the CEO and CFO, of any changes in internal controls over financial reporting that occurred during the last fiscal quarter and that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B	— Other Information
None.

PART III

ITEM 10	— Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the sections of the Company’s Definitive Proxy Statement for its 2011 annual meeting of shareholders (fiscal 2010 Proxy Statement) dated and to be filed with the Securities and Exchange Commission on or about March 23, 2011, entitled “Proposal 1- Election of Directors,” “Certain Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by this specific reference.

ITEM 11	— Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the sections of the fiscal 2010 Proxy Statement entitled “Compensation Discussion and Analysis,” “Report of the Human Resources Committee,” “Non-Employee Director Compensation,” and “Executive Compensation and Other Information” and is hereby incorporated by this specific reference.

ITEM 12	— Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 12, Form 10-K, has been included in the sections of the fiscal 2010 Proxy Statement entitled “Stock Ownership of Directors, Management and Principal Stockholders” and “Equity Compensation Plan Information” and is hereby incorporated by this specific reference.

ITEM 13	— Certain Relationships and Related Transactions, and Director Independence
All information required to be filed in Part III, Item 13, Form 10-K, has been included in the sections of the fiscal 2010 Proxy Statement entitled “Related Party Transactions” and “Director Independence; Financial Experts” and is hereby incorporated by this specific reference.

ITEM 14	— Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the sections of the fiscal 2010 Proxy Statement entitled “Audit and Non-Audit Fees” and “Pre-Approval Policy for Audit and Non-Audit Services” and is hereby incorporated by this specific reference.

PART IV

ITEM 15	— Exhibits
A. M. Castle & Co.
Index To Financial Statements

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

3.2
By-Laws of the Company as amended on October 28, 2010. Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was filed on November 5, 2010. Commission File No. 1-5415.

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

10.3	*
Form of Change of Control Agreement which is executed with all executive officers. Filed as Exhibit 10.5 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.4	*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.

10.5	*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.

10.6	*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

10.7	*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.

10.8	*
A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan, as amended and restated as of December 9, 2010. Filed as Exhibit 10.25 to Annual Report on Form 8-K filed on December 15, 2010. Commission File No. 1-5415.

10.9	*
Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.10	*
Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

Exhibit
Number		Description of Exhibit

10.11	*
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

10.15	*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2009. Commission File No. 1-5415.

10.16	*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.

10.17	*
Board of Directors resolutions adopted July 23, 2009, approving changes to the Company’s non-employee director compensation program. Filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the period ended June 30, 2009, which was filed on July 30, 2009. Commission File No. 1-5415.

10.18	*
Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.19	*
Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.20	*
Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.21	*
Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.22	*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.

10.23	*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.

Exhibit
Number		Description of Exhibit

10.24	*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.25	*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.26	*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.27	*
Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.

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
Patrick R. Anderson,
Vice President — Controller and
Chief Accounting Officer
(Principal Accounting Officer)

Date: March 11, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 11th day of March, 2011.

/s/ Brian P. Anderson	/s/ Thomas A. Donahoe	/s/ Ann M. Drake

Brian P. Anderson, Chairman of the Board	Thomas A. Donahoe, Director	Ann M. Drake, Director

/s/ Michael H. Goldberg	/s/ William K. Hall	/s/ Robert S. Hamada

Michael H. Goldberg, President, Chief Executive Officer and Director (Principal Executive Officer)	William K. Hall, Director	Robert S. Hamada, Director

/s/ Patrick J. Herbert, III	/s/ Terrence J. Keating	/s/ James D. Kelly

Patrick J. Herbert, III, Director	Terrence J. Keating, Director	James D. Kelly, Director

/s/ Pamela Forbes Lieberman	/s/ John McCartney	/s/ Michael Simpson

Pamela Forbes Lieberman, Director	John McCartney, Director	Michael Simpson, Director

/s/ Scott F. Stephens

Scott F. Stephens, Vice President and Chief Financial Officer (Principal Financial Officer)