Form 10-Q
period 2011-03-31
CASTLE A M & CO
filed 2011-05-06
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011

Common Stock, $0.01 Par Value	23,020,886 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$43,829	$36,716
Accounts receivable, less allowances of $3,675 and $3,848	158,269	128,365
Inventories, principally on last-in, first-out basis (replacement cost higher by $125,472 and $122,340)	143,670	130,917
Prepaid expenses and other current assets	8,253	6,832
Income tax receivable	1,847	8,192

Total current assets	355,868	311,022
Investment in joint venture	30,330	27,879
Goodwill	50,130	50,110
Intangible assets	39,797	41,427
Prepaid pension cost	19,172	18,580
Other assets	3,736	3,619
Property, plant and equipment
Land	5,197	5,195
Building	52,412	52,277
Machinery and equipment	173,728	182,178

Property, plant and equipment, at cost	231,337	239,650
Less — accumulated depreciation	(155,699)	(162,935)

Property, plant and equipment, net	75,638	76,715

Total assets	$574,671	$529,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$116,457	$71,764
Accrued liabilities	25,333	31,320
Income taxes payable	4,232	2,357
Deferred income taxes	2,216	2,461
Current portion of long-term debt	7,993	8,012

Total current liabilities	156,231	115,914

Long-term debt, less current portion	61,860	61,127
Deferred income taxes	26,114	26,754
Other non-current liabilities	3,348	3,390
Pension and post retirement benefit obligations	8,820	8,708
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000 shares authorized; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value - 30,000 shares authorized; 23,149 shares issued and 22,980 outstanding at March 31, 2011 and 23,149 shares issued and 22,986 outstanding at December 31, 2010	231	231
Additional paid-in capital	181,427	180,519
Retained earnings	153,450	150,747
Accumulated other comprehensive loss	(14,483)	(15,812)
Treasury stock, at cost - 169 shares at March 31, 2011 and 163 shares at December 31, 2010	(2,327)	(2,226)

Total stockholders’ equity	318,298	313,459

Total liabilities and stockholders’ equity	$574,671	$529,352

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2011	2010

Net sales	$272,788	$222,996

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	201,428	169,043
Warehouse, processing and delivery expense	33,142	28,904
Sales, general, and administrative expense	31,121	26,942
Depreciation and amortization expense	4,999	5,150

Operating income (loss)	2,098	(7,043)
Interest expense, net	(986)	(1,293)

Income (loss) before income taxes and equity in earnings of joint venture	1,112	(8,336)

Income taxes	(1,268)	2,848

Loss before equity in earnings of joint venture	(156)	(5,488)

Equity in earnings of joint venture	2,859	866

Net income (loss)	$2,703	$(4,622)

Basic income (loss) per share	$0.12	$(0.20)

Diluted income (loss) per share	$0.12	$(0.20)

Dividends per common share	$—	$—

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net income (loss)	$2,703	$(4,622)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,999	5,150
Amortization of deferred gain	(95)	(218)
Loss on sale of fixed assets	39	—
Equity in earnings of joint venture	(2,859)	(866)
Dividends from joint venture	408	83
Deferred tax benefit	(963)	(810)
Share-based compensation expense	828	336
Excess tax benefits from share-based payment arrangements	(77)	—
Increase (decrease) from changes, net of acquisitions, in:
Accounts receivable	(28,335)	(20,767)
Inventories	(11,127)	9,108
Other current assets	(3,847)	(979)
Other assets	(64)	(44)
Prepaid pension costs	(458)	(262)
Accounts payable	44,241	17,759
Accrued liabilities	(4,346)	1,766
Income taxes payable and receivable	8,216	(389)
Postretirement benefit obligations and other liabilities	18	154

Net cash from operating activities	9,281	5,399

Investing activities:
Capital expenditures	(1,809)	(1,953)

Net cash used in investing activities	(1,809)	(1,953)

Financing activities:
Short-term (repayments) borrowings, net	—	(4,153)
Repayments of long-term debt	(102)	(299)
Excess tax benefits from share-based payment arrangements	77	—

Net cash used in financing activities	(25)	(4,452)

Effect of exchange rate changes on cash and cash equivalents	(334)	(1,105)

Net increase in cash and cash equivalents	7,113	(2,111)

Cash and cash equivalents — beginning of year	36,716	28,311

Cash and cash equivalents — end of period	$43,829	$26,200

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited — Amounts in thousands except per share data and percentages
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2010 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2011 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
Non-cash investing activities for the three months ended March 31, 2011 and 2010 consisted of $220 and $169 of capital expenditures financed by accounts payable, respectively.
(2) New Accounting Standards
Standards Adopted
Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments to this guidance also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of the ASU will impact disclosures in future interim and annual financial statements issued if the Company enters into business combinations.

(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$2,703	$(4,622)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	22,773	22,652
Effect of dilutive securities:
Outstanding common stock equivalents	689	—

Denominator for diluted earnings (loss )per share	23,462	22,652

Basic earnings (loss) per share	$0.12	$(0.20)

Diluted earnings (loss) per share	$0.12	$(0.20)

Excluded outstanding share-based awards having an anti-dilutive effect	20	796

For the three months ended March 31, 2011 and 2010, the undistributed earnings (losses) attributed to participating securities, which represent certain non-vested shares granted by the Company, were approximately one percent of total net income (loss).
(4) Debt
Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments through 2015	$42,835	$42,835
U.S. Revolver B	26,512	25,704
Other, primarily capital leases	506	600

Total long-term debt	69,853	69,139
Less current portion	(7,993)	(8,012)

Total long-term portion	61,860	61,127

TOTAL LONG-TERM DEBT	$69,853	$69,139

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

Effective April 27, 2011, the Company entered into a Second Amendment to the 2008 Senior Credit Facility, dated April 21, 2011. Effective on the same date, the Company and its material domestic subsidiaries entered into an Amendment No. 3 to Note Agreement, dated April 21, 2011, with The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company to amend certain terms in its existing note agreement pursuant to which the Company previously issued its long-term notes so as to be substantially the same as the amended senior credit facility.
The Second Amendment to the 2008 Senior Credit Facility provides: (i) for an amendment to the calculation of the covenant relating to the percentage of consolidated total assets of the Company and its material domestic subsidiaries that must be assets of the U.S. Borrower; and (ii) that for the purposes of determining compliance with the covenants contained in the amended senior credit facility, any election by the Company to measure an item of indebtedness using fair value (as permitted by Accounting Standards Codification 825 or any similar accounting standard) shall be disregarded.
There is no debt outstanding under the U.S. Revolver A. The U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of March 31, 2011, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

			Weighted Average
	Outstanding		Interest Rate for the Three
	Borrowings as of	Availability as of	Months ended March 31,
Debt type	March 31, 2011	March 31, 2011	2011
U.S. Revolver A	—	$96,724	0.20%
U.S. Revolver B	26,512	23,488	1.53%
Canadian facility	—	10,076	3.41%
The fair value of the Company’s fixed rate debt as of March 31, 2011, including current maturities, was estimated to be $42,059 compared to a carrying value of $42,835. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of March 31, 2011, the estimated fair value of the Company’s debt outstanding under its revolving credit facility is $24,982, assuming the total amount of debt outstanding at the end of the period was outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $26,512 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.
As of March 31, 2011, the Company remained in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.

(5) Fair Value Measurements
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
The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The cash equivalents shown in the table below consist of money market funds that are valued based on quoted prices in active markets and as a result are classified as Level 1. The assets measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total

As of March 31, 2011:
Cash equivalents	$—	$—	$—	$—

As of December 31, 2010:
Cash equivalents	$6,350	$—	$—	$6,350
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
The Company’s Plastics segment consists exclusively of a wholly-owned subsidiary that operates as Total Plastics, Inc. (“TPI”) headquartered in Kalamazoo, Michigan, and its wholly-owned subsidiaries. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management evaluates the performance of its business segments based on operating income.

Segment information for the three months ended March 31, 2011 and 2010 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income (Loss)	Expenditures	Amortization
2011
Metals segment	$244,589	$3,586	$1,317	$4,685
Plastics segment	28,199	562	492	314
Other	—	(2,050)	—	—

Consolidated	$272,788	$2,098	$1,809	$4,999

2010
Metals segment	$199,674	$(5,821)	$1,888	$4,820
Plastics segment	23,322	163	65	330
Other	—	(1,385)	—	—

Consolidated	$222,996	$(7,043)	$1,953	$5,150

“Other” — Operating income (loss) includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to the consolidated financial statements:

	For the Three Months Ended
	March 31,
	2011	2010
Operating income (loss)	$2,098	$(7,043)
Interest expense, net	(986)	(1,293)

Income (loss) before income taxes and equity in earnings of joint venture	1,112	(8,336)
Equity in earnings of joint venture	2,859	866

Consolidated income (loss) before income taxes	$3,971	$(7,470)

Segment information for total assets is as follows:

	March 31,	December 31,
	2011	2010
Metals segment	$491,009	$454,345
Plastics segment	53,332	47,128
Other	30,330	27,879

Consolidated	$574,671	$529,352

“Other” — Total assets consist of the Company’s investment in joint venture.

(7) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the three months ended March 31, 2011 were as follows:

	Metals	Plastics
	Segment	Segment	Total
Balance as of January 1, 2011
Goodwill	$97,354	$12,973	$110,327
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2011	37,137	12,973	50,110

Currency valuation	20	—	20
Balance as of March 31, 2011

Goodwill	97,374	12,973	110,347
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of March 31, 2011	$37,157	$12,973	$50,130

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2011 test, the Company determined that there was no impairment of goodwill.
The following summarizes the components of intangible assets:

	March 31, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,533	$29,736	$69,452	$28,025
Non-compete agreements	2,888	2,888	2,888	2,888
Trade name	378	378	378	378

Total	$72,799	$33,002	$72,718	$31,291

The weighted-average amortization period for the customer relationship intangible assets is 10.8 years. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended March 31, 2011 and 2010, amortization expense was $1,663 and $1,771, respectively.
The following is a summary of the estimated annual amortization expense for 2011 and each of the next 4 years:

2011	$6,631
2012	6,144
2013	6,144
2014	6,144
2015	6,144

(8) Inventories
Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2011, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $125,472 and $122,340 at March 31, 2011 and December 31, 2010, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(9) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of March 31, 2011 associated with all share-based payment arrangements is $7,805 and the weighted average period over which it is to be expensed is 1.6 years.
2011 Long-Term Compensation Plan
On March 2, 2011, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2011 Long-Term Compensation Plan (“2011 LTC Plan”) for executive officers and other select personnel. The 2011 LTC Plan awards included restricted stock units (“RSUs”) and performance share units (“PSUs”). All 2011 LTC Plan awards are subject to the terms of the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan, which was subsequently amended and renamed to the 2008 A.M. Castle & Co. Omnibus Incentive Plan as of April 28, 2011.
The 2011 LTC Plan consists of three components of share-based payment awards as follows:
Restricted Share Units — the Company granted 112 RSUs with a grant date fair value of $17.13 per share unit, which was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2013. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Performance Share Units — the Company granted 225 PSUs, half of which contain a market- based performance condition and half of which contained a non-market-based performance condition.
PSUs containing a market-based performance condition - the potential award for PSUs containing a market-based performance condition is dependent on relative total shareholder return (“RTSR”), which is measured over a three-year performance period, beginning January 1st of the year of grant. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the “RTSR Peer Group”). The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met. Each performance share that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).

The grant date fair value for the PSUs containing the RTSR market based performance condition under the 2011 LTC Plan of $23.89 was estimated using a Monte Carlo simulation with the following assumptions:

2011
Expected volatility	62.0%
Risk-free interest rate	1.10%
Expected life (in years)	2.84
Expected dividend yield	—
PSUs containing a non-market-based performance condition - the potential award for PSUs containing a non-market-based performance condition is determined based on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2011 LTC Plan) for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair-value of the PSUs containing a non-market-based performance condition of $17.13 was established using the market price of the Company’s stock on the date of grant.
The status of the PSUs that were granted under the 2011 LTC Plan as of March 31, 2011 is summarized below:

		Estimated	Maximum Number of
	Grant Date	Number of PSUs	PSUs that could
Share type	Fair Value	to be Issued	Potentially be Issued
Market-based performance condition	$23.89	74	222
Non-market-based performance condition	$17.13	69	222

(10) Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-owner changes to equity that are not reported in net income (loss). The Company’s comprehensive income (loss) for the three months ended March 31, 2011 and 2010 is as follows:

	March 31,
	2011	2010
Net income (loss)	$2,703	$(4,622)
Foreign currency translation gain	1,246	56
Pension cost amortization, net of tax	83	71

Total comprehensive income (loss)	$4,032	$(4,495)

The components of accumulated other comprehensive loss is as follows:

	March 31,	December 31,
	2011	2010
Foreign currency translation losses	$(2,504)	$(3,750)
Unrecognized pension and postretirement benefit costs, net of tax	(11,979)	(12,062)

Total accumulated other comprehensive loss	$(14,483)	$(15,812)

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	For the Three Months Ended
	March 31,
	2011	2010
Service cost	$176	$200
Interest cost	1,904	1,919
Expected return on assets	(2,514)	(2,335)
Amortization of prior service cost	81	65
Amortization of actuarial loss	57	55

Net periodic pension and postretirement benefit	$(296)	$(96)

As of March 31, 2011, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2011.
(12) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
Net sales	$63,599	$38,645
Cost of materials	51,278	32,183
Income before taxes	6,728	2,029
Net income	5,718	1,732

(13) Commitments and Contingent Liabilities
At March 31, 2011, the Company had $3,710 of irrevocable letters of credit outstanding which primarily consisted of $2,560 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
In April 2011, the United States Department of Commerce, U.S. Bureau of Industry and Security (BIS), provided the Company with a proposed charging letter claiming it had violated export control regulations in connection with certain shipments of aluminum alloy bar between 2005 and January 2008 to customers in four countries (China, Malaysia, Mexico and Singapore), without the required export licenses. The Company had previously submitted to the BIS a voluntary self disclosure relating to these shipments, and export licenses were subsequently obtained for all shipments. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found. The Company is in on-going discussions with the BIS authorities regarding this matter. Absent a negotiated resolution, an administrative hearing would be set and, in such case, the Company would assert a vigorous defense. While the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of management, based on the information available at this time, that the outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
(14) Income Taxes
The Company or its subsidiaries files income tax returns in the U.S., 29 states and 7 foreign jurisdictions. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries is subject.
An audit of the Company’s 2008 and 2009 U.S. federal income tax returns is scheduled for the second quarter of 2011. Due to the potential for resolution of the examination or expiration of statues of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $1,361.
The Company received its 2009 federal income tax refund of $6,344 during January 2011.
(15) Subsequent Events
During January 2011, the Company executed a new lease agreement to move the Company’s corporate headquarters to Oak Brook, Illinois. The relocation of the corporate headquarters is in process as of the date of this filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Condensed Consolidated Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced higher demand from its customer base in the first quarter of 2011 in both the Metals and Plastics segments, reflecting the continuing recovery in the global industrial economy and strength in many of the Company’s targeted end markets.
Metals segment sales increased 22.5% from the first quarter of 2010. Average tons sold per day increased 17.7% compared to the prior year quarter, which was primarily driven by growth in alloy bar, carbon bar and SBQ bar products. Key end-use markets that experienced increased demand in the first quarter include oil and gas, mining, general industrial and heavy equipment.

The Company’s Plastics segment reported a sales increase of 21.0% compared to the first quarter of 2010, due to increased pricing and higher sales volume reflecting continued strength in virtually all end-use markets, most notably in the automotive, life sciences and retail point-of-purchase display sectors.
Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2009 through the first quarter of 2011. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2009	35.9	42.6	51.5	54.6
2010	58.2	58.8	55.4	56.8
2011	61.1
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
Results of Operations: First Quarter 2011 Comparisons to First Quarter 2010
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2011 and 2010.

			Fav/(Unfav)
	2011	2010	$ Change	% Change
Net Sales
Metals	$244.6	$199.7	$44.9	22.5%
Plastics	28.2	23.3	4.9	21.0%

Total Net Sales	$272.8	$223.0	$49.8	22.3%

Cost of Materials
Metals	$182.0	$153.0	$(29.0)	(19.0)%
% of Metals Sales	74.4%	76.6%
Plastics	19.4	16.0	(3.4)	(21.3)%
% of Plastics Sales	68.8%	68.7%

Total Cost of Materials	$201.4	$169.0	$(32.4)	(19.2)%
% of Total Sales	73.8%	75.8%

Operating Costs and Expenses
Metals	$59.0	$52.5	$(6.5)	(12.4)%
Plastics	8.2	7.1	(1.1)	(15.5)%
Other	2.1	1.4	(0.7)	(50.0)%

Total Operating Costs & Expenses	$69.3	$61.0	$(8.3)	(13.6)%
% of Total Sales	25.4%	27.4%

Operating Income (Loss)
Metals	$3.6	$(5.8)	$9.4	162.1%
% of Metals Sales	1.5%	(2.9)%
Plastics	0.6	0.2	0.4	200.0%
% of Plastics Sales	2.1%	0.9%
Other	(2.1)	(1.4)	(0.7)	(50.0)%

Total Operating Income (Loss)	$2.1	$(7.0)	$9.1	130.0%
% of Total Sales	0.8%	(3.1)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $272.8 million, an increase of $49.8 million, or 22.3%, compared to the first quarter of 2010. Higher net sales in the first quarter of 2011 were primarily the result of higher shipping volumes and increased pricing in the metals and plastics markets. Metals segment sales during the first quarter of 2011 of $244.6 million were $44.9 million, or 22.5%, higher than the same period last year. Average tons sold per day increased 17.7% compared to the prior year quarter. The first quarter of 2011 had one more shipping day than the prior year quarter. The increase in sales volume was driven primarily by alloy bar, carbon bar and SBQ bar products. Key end-use markets that experienced increased demand in the first quarter include oil and gas, mining, general industrial and heavy equipment.
Plastics segment sales during the first quarter of 2011 of $28.2 million were $4.9 million, or 21.0% higher than the first quarter of 2010 due to increased pricing and higher sales volume reflecting continued strength in virtually all end-use markets, most notably in the automotive, life sciences and retail point-of-purchase display sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first quarter of 2011 was $201.4 million, an increase of $32.4 million, or 19.2%, compared to the first quarter of 2010. Material costs for the Metals segment for the first quarter of 2011 were $182.0 million or 74.4% as a percent of net sales compared to $153.0 million or 76.6% as a percent of sales for the first quarter of 2010. Material costs as a percentage of net sales were lower in the first quarter of 2011 than 2010 as the demand environment continued to improve in first quarter of 2011, which provided an improved pricing environment compared to the first quarter of 2010. As market prices for many products increased throughout the quarter, the Company was able to leverage its inventory position, which also contributed to the reduction in material costs as a percentage of net sales compared to the prior year period. The Metals segment recorded LIFO expense of $3.0 million in the first quarter of 2011 and $2.0 million in the first quarter of 2010. Material costs for the Plastics segment of 68.8% as a percent of net sales for the first quarter of 2011 were consistent with 68.7% for the same period last year. Management believes that consolidated material costs as a percentage of net sales will be comparable to first quarter 2011 levels for the balance of 2011.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses increased $8.3 million, or 13.6%, compared to the first quarter of 2010. Operating costs and expenses were $69.3 million, or 25.4% of net sales, compared to $61.0 million, or 27.4% of net sales during the first quarter of 2010. The increase in operating expenses for the first quarter of 2011 compared to the first quarter of 2010 primarily relates to the following:
•
Warehouse, processing and delivery costs increased by $4.2 million of which $2.5 million is the result of higher sales volume as average tons sold per day increased 17.7% and $1.7 million is due to increased payroll costs as a result of headcount and merit increases;

•	Sales, general and administrative costs increased by $4.2 million primarily due to increased payroll costs of $3.1 million due to headcount and merit increases; and

Consolidated operating income for the first quarter of 2011 was $2.1 million compared to operating loss of $7.0 million for the same period last year. The Company’s first quarter 2011 operating income (loss) as a percent of net sales increased to 0.8% from (3.1)% in the first quarter of 2010.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.0 million in the first quarter of 2011, a decrease of $0.3 million versus the same period in 2010 as a result of reduced borrowings of $13.4 million from the first quarter of 2010.
The Company recorded income tax expense of $1.3 million for the quarter ended March 31,2011 compared to an income tax benefit of $2.9 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income tax expense or benefit’ as a percentage of ‘Income (loss) before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for the quarters ended March 31, 2011 and 2010 were 114.0% and 34.2%, respectively. The increase in the effective tax rate compared to the first quarter of 2010 was primarily the result of higher earnings of the Company’s joint venture.
Equity in earnings of the Company’s joint venture was $2.9 million in the first quarter of 2011, compared to $0.9 million for the same period last year. The increase is a result of higher demand in virtually all end-use markets, most notably the automotive and energy sectors, and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net income for the first quarter of 2011 was $2.7 million, or $0.12 per diluted share, versus net loss of $4.6 million, or a loss of $0.20 per diluted share, for the same period in 2010.
Accounting Policies:
There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives.
In the first three months of 2011, the Company achieved net income of $2.7 million which contributed to the increase in net cash flow from operations to $9.3 million compared to $5.4 million for the first three months of 2010.
During the three months ended March 31, 2011, net sales exceeded cash receipts from customers, resulting in a $28.3 million cash flow impact due to an increase in accounts receivable for the three months ended March 31, 2011 compared to a $20.8 million cash flow impact due to an increase in accounts receivable for the three months ended March 31, 2010. Net sales increased 22.3% from the first quarter of 2010. Average receivable days outstanding was 47.2 days for the three months ended March 31, 2011 as compared to 49.5 days for first three months of 2010, reflecting faster collections.

During the three months ended March 31, 2011, inventory purchases exceeded sales of inventory, resulting in an $11.1 million cash flow impact due to an increase in inventory for the three months ended March 31, 2011 compared to a $9.1 million cash flow impact due to a decrease in inventory for the three months ended March 31, 2010. Average days sales in inventory was 117.0 days for the three months ended March 31, 2011 versus 150.3 days for the first three months of 2010.
During the three months ended March 31, 2011, purchases exceeded cash paid for inventories and other goods and services, resulting in a $39.9 million cash flow impact due to a net increase in accounts payable and accrued liabilities compared to a $19.5 million cash flow impact due to a net increase in accounts payable and accrued liabilities for the same period last year.
The Company received its 2009 federal income tax refund of approximately $6.3 million during January 2011.
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of March 31, 2011, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

			Weighted Average
	Outstanding		Interest Rate for the Three
	Borrowings as of	Availability as of	Months ended March 31,
Debt type	March 31, 2011	March 31, 2011	2011
U.S. Revolver A	—	$96.7	0.20%
U.S. Revolver B	26.5	23.5	1.53%
Canadian facility	—	10.1	3.41%
As of March 31, 2011, the Company had no short-term debt outstanding under its revolving credit facilities.
Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. In addition, the Company has available borrowing capacity, as discussed above.
Capital expenditures for the three months ended March 31, 2011 were $1.8 million, a decrease of $0.1 million compared to the same period last year. Management believes that annual capital expenditures will approximate $14.0 million in 2011.
The Company’s principal payments on long-term debt, including the current portion of long- term debt, required during the next five years and thereafter are summarized below:

2011	$8.0
2012	8.1
2013	35.1
2014	9.1
2015	9.6
2016 and beyond	—

Total debt	$69.9

As of March 31, 2011 the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

	Requirement per	Actual at
Covenant Description	Credit Agreement	March 31, 2011
Funded debt-to-capital ratio	less than 0.55	0.15
Working capital-to-debt ratio	greater than 1.0	4.32
Minimum adjusted consolidated net worth	$262.7	$330.3
As of March 31, 2011, the Company had $3.7 million of irrevocable letters of credit outstanding, which primarily consisted of $2.6 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2010. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2010 for further discussion of such risks.

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
In its Annual Report on Form 10-K for the year ended December 31, 2010, the Company reported that, based upon their review and evaluation, the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
(b) Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2011 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
In April 2011, the United States Department of Commerce, U.S. Bureau of Industry and Security (BIS), provided the Company with a proposed charging letter claiming it had violated export control regulations in connection with certain shipments of aluminum alloy bar between 2005 and January 2008 to customers in four countries (China, Malaysia, Mexico and Singapore), without the required export licenses. The Company had previously submitted to the BIS a voluntary self disclosure relating to these shipments, and export licenses were subsequently obtained for all shipments. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found. The Company is in on-going discussions with the BIS authorities regarding this matter. Absent a negotiated resolution, an administrative hearing would be set and, in such case, the Company would assert a vigorous defense. While the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of management, based on the information available at this time, that the outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents shares of the Company’s common stock which were acquired by the Company during the quarter ended March 31, 2011:

				Maximum
				Number (or
			Total number	Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
	Shares	Price	Announced	under the
	Purchased	Paid per	Plans or	Plans or
Period	(1)	Share	Programs	Programs
January 1 through January 31	—	—	—	—
February 1 through February 28	5,973	$16.44	—	—
March 1 through March 31	1,007	$17.23	—	—

Total	6,980	$16.56	—	—

(1)
The total number of shares purchased represents shares acquired by the Company from employees who tendered owned shares to satisfy tax withholding obligations on vesting of restricted stock or to satisfy the exercise price on stock option exercises.

Item 6.	Exhibits

Exhibit No.		Description

10.28		Second Amendment to Amended and Restated Credit Agreement, dated April 21, 2011. Filed as Exhibit 10.28 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.

10.29		Amendment No. 3 to Note Agreement, dated April 21, 2011. Filed as Exhibit 10.29 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.

10.30	*	2008 A. M. Castle Omnibus Incentive Plan, as Amended and Restated April 28, 2011. Filed as Exhibit 10.30 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1		CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date: May 6, 2011	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President — Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.		Description	Page

10.28		Second Amendment to Amended and Restated Credit Agreement, dated April 21, 2011. Filed as Exhibit 10.28 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.

10.29		Amendment No. 3 to Note Agreement, dated April 21, 2011. Filed as Exhibit 10.29 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.

10.30	*	2008 A. M. Castle Omnibus Incentive Plan, as Amended and Restated April 28, 2011. Filed as Exhibit 10.30 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-1

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2

32.1		CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-3

*	Agreement is considered a compensatory plan or arrangement.