Form 10-Q
period 2011-06-30
CASTLE A M & CO
filed 2011-08-03
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2011
or,

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-5415
A. M. Castle & Co.
(Exact name of registrant as specified in its charter)

Maryland	36-0879160

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation of organization)

1420 Kensington Road, Suite 220, Oak Brook, Illinois	60523

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone, including area code 847/455-7111
3400 North Wolf Road, Franklin Park, Illinois 60131
(Former address, if changed since last report)
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $0.01 Par Value	23,038,616 shares

A. M. CASTLE & CO.

Page

Part I. Financial Information

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25-26

Part II. Other Information

Item 1. Legal Proceedings	27

Item 6. Exhibits	27

Signatures	27

Exhibit Index	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$32,066	$36,716
Accounts receivable, less allowances of $3,278 and $3,848	163,753	128,365
Inventories, principally on last-in, first-out basis (replacement cost higher by $129,776 and $122,340)	174,884	130,917
Prepaid expenses and other current assets	8,069	6,832
Income tax receivable	2,247	8,192

Total current assets	381,019	311,022
Investment in joint venture	32,384	27,879
Goodwill	50,134	50,110
Intangible assets	38,143	41,427
Prepaid pension cost	19,765	18,580
Other assets	3,270	3,619
Property, plant and equipment
Land	5,197	5,195
Building	52,282	52,277
Machinery and equipment	168,434	182,178

Property, plant and equipment, at cost	225,913	239,650
Less — accumulated depreciation	(150,534)	(162,935)

Property, plant and equipment, net	75,379	76,715

Total assets	$600,094	$529,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$120,702	$71,764
Accrued liabilities	26,012	31,320
Income taxes payable	2,341	2,357
Deferred income taxes	2,358	2,461
Current portion of long-term debt	7,945	8,012
Short-term debt	15,200	—

Total current liabilities	174,558	115,914

Long-term debt, less current portion	63,538	61,127
Deferred income taxes	25,479	26,754
Other non-current liabilities	3,247	3,390
Pension and post retirement benefit obligations	8,932	8,708
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 10,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value - 30,000 shares authorized; 23,159 shares issued and 23,039 outstanding at June 30, 2011 and 23,149 shares issued and 22,986 outstanding at December 31, 2010	232	231
Additional paid-in capital	182,101	180,519
Retained earnings	157,147	150,747
Accumulated other comprehensive loss	(13,615)	(15,812)
Treasury stock, at cost - 120 shares at June 30, 2011 and 163 shares at December 31, 2010	(1,525)	(2,226)

Total stockholders’ equity	324,340	313,459

Total liabilities and stockholders’ equity	$600,094	$529,352

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$282,568	$240,132	$555,356	$463,128

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	208,470	178,515	409,898	347,558
Warehouse, processing and delivery expense	33,874	30,176	67,016	59,080
Sales, general, and administrative expense	30,864	25,808	61,985	52,750
Depreciation and amortization expense	5,059	5,351	10,058	10,501

Operating income (loss)	4,301	282	6,399	(6,761)
Interest expense, net	(1,120)	(1,252)	(2,106)	(2,545)

Income (loss) before income taxes and equity in earnings of joint venture	3,181	(970)	4,293	(9,306)

Income taxes	(2,466)	(70)	(3,734)	2,778

Income (loss) before equity in earnings of joint venture	715	(1,040)	559	(6,528)

Equity in earnings of joint venture	2,982	1,448	5,841	2,314

Net income (loss)	$3,697	$408	$6,400	$(4,214)

Basic income (loss) per share	$0.16	$0.02	$0.28	$(0.18)

Diluted income (loss) per share	$0.16	$0.02	$0.28	$(0.18)

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$6,400	$(4,214)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	10,058	10,501
Amortization of deferred gain	(213)	(437)
Loss on sale of fixed assets	177	—
Equity in earnings of joint venture	(5,841)	(2,314)
Dividends from joint venture	1,336	338
Deferred tax benefit	(1,501)	(7,063)
Share-based compensation expense	1,906	1,020
Excess tax benefits from share-based payment arrangements	(145)	(166)
Increase (decrease) from changes in:
Accounts receivable	(33,420)	(28,109)
Inventories	(41,920)	287
Prepaid expenses and other current assets	(593)	(889)
Other assets	15	2,221
Prepaid pension costs	(920)	(524)
Accounts payable	47,768	23,529
Accrued liabilities	(6,004)	2,763
Income taxes payable and receivable	6,194	5,504
Postretirement benefit obligations and other liabilities	165	229

Net cash (used in) from operating activities	(16,538)	2,676

Investing activities:
Capital expenditures	(4,819)	(3,254)
Proceeds from sale of fixed assets	64	—

Net cash used in investing activities	(4,755)	(3,254)

Financing activities:
Short-term borrowings (repayments), net	15,163	(2,602)
Net borrowings on long-term revolving lines of credit	1,616	1,469
Repayments of long-term debt	(214)	(350)
Excess tax benefits from share-based payment arrangements	145	166
Exercise of stock options	240	244

Net cash from (used in) financing activities	16,950	(1,073)

Effect of exchange rate changes on cash and cash equivalents	(307)	(254)

Net decrease in cash and cash equivalents	(4,650)	(1,905)

Cash and cash equivalents — beginning of year	36,716	28,311

Cash and cash equivalents — end of period	$32,066	$26,406

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
Non-cash investing activities for the six months ended June 30, 2011 and 2010 consisted of $348 and $84 of capital expenditures financed by accounts payable, respectively.
(2) New Accounting Standards Updates
Standards Updates Adopted
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
Standards Updates Issued, Not Yet Effective
During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The amendments in this ASU will impact all entities that report items of other comprehensive income and are effective retrospectively for public entities for fiscal years and interim periods within those years, beginning after December 15, 2011. The amendments in this ASU eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments provide the entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income and a total amount for comprehensive income. The adoption of this ASU will impact the presentation of comprehensive income in future interim and annual financial statements issued.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is effective prospectively for interim and annual periods beginning after December 15, 2011. The amendments in this ASU apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in stockolders’ equity in the financial statements. The amendments in this ASU result in common fair value measurement and disclosure requirement in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring and disclosing information about fair value measurements, however, the amendments are not intended to result in a change in the application of the requirement of Topic 820, “Fair Value Measurement.” The adoption of this ASU may impact disclosures in future interim and annual financial statements issued.
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$3,697	$408	$6,400	$(4,214)

Denominator:
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	22,820	22,706	22,800	22,691
Effect of dilutive securities:
Outstanding common stock equivalents	532	358	405	—

Denominator for diluted earnings per share	23,352	23,064	23,205	22,691

Basic earnings (loss) per share	$0.16	$0.02	$0.28	$(0.18)

Diluted earnings (loss) per share	$0.16	$0.02	$0.28	$(0.18)

Excluded outstanding shared-based awards having an anti-dilutive effect	20	70	20	515
For the three and six months ended June 30, 2011 and 2010, the undistributed earnings (losses) attributed to participating securities, which represent certain non-vested shares granted by the Company, were approximately one percent of total net income (loss).

(4) Debt
Short-term and long-term debt consisted of the following:

	June 30, 2011	December 31, 2010
SHORT-TERM DEBT
U.S. Revolver A (a)	$10,200	$—
Canadian Revolver (a)	3,500	—
Foreign	1,500	—

Total short-term debt	15,200	—

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments through 2015	42,835	42,835
U.S. Revolver B (a)	28,238	25,704
Other, primarily capital leases	410	600

Total long-term debt	71,483	69,139
Less current portion	(7,945)	(8,012)

Total long-term portion	63,538	61,127

TOTAL SHORT-TERM AND LONG-TERM DEBT	$86,683	$69,139

(a)	The Company’s amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) provides a $230,000 five-year secured revolver consisting of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B“), and (iii) a Canadian dollar $9,784 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar). The maturity date of the 2008 Senior Credit Facility is January 2, 2013.
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

The U.S. Revolver A and the Canadian revolver are classified as short-term based on the Company’s ability and intent to repay amounts outstanding under these instruments within the next 12 months. The U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of June 30, 2011, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

	Outstanding		Weighted Average
	Borrowings as of	Availability as of	Interest Rate for the Six
Debt type	June 30, 2011	June 30, 2011	Months ended June 30, 2011
U.S. Revolver A	$10,200	$97,699	3.45%
U.S. Revolver B	28,238	21,762	1.54%
Canadian revolver	3,500	6,628	3.41%
The fair value of the Company’s fixed rate debt as of June 30, 2011, including current maturities, was estimated to be $42,460 compared to a carrying value of $42,835. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of June 30, 2011, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities is $40,163, assuming the total amount of debt outstanding at the end of the period will be outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $41,938 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.
As of June 30, 2011, the Company remained in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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

As of June 30, 2011:
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
The Company’s Plastics segment consists exclusively of a wholly-owned subsidiary that operates as Total Plastics, Inc. (“TPI”) headquartered in Kalamazoo, Michigan, and its wholly owned subsidiaries. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut to length, cut to shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management evaluates the performance of its business segments based on operating income.
Segment information for the three months ended June 30, 2011 and 2010 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income	Expenditures	Amortization
2011
Metals segment	$252,256	$5,095	$2,626	$4,737
Plastics segment	30,312	1,062	384	322
Other	—	(1,856)	—	—

Consolidated	$282,568	$4,301	$3,010	$5,059

2010
Metals segment	$213,289	$463	$1,137	$5,018
Plastics segment	26,843	1,440	164	333
Other	—	(1,621)	—	—

Consolidated	$240,132	$282	$1,301	$5,351

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for the six months ended June 30, 2011 and 2010 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income (Loss)	Expenditures	Amortization
2011
Metals segment	$496,845	$8,681	$3,943	$9,422
Plastics segment	58,511	1,624	876	636
Other	—	(3,906)	—	—

Consolidated	$555,356	$6,399	$4,819	$10,058

2010
Metals segment	$412,963	$(5,358)	$3,025	$9,838
Plastics segment	50,165	1,603	229	663
Other	—	(3,006)	—	—

Consolidated	$463,128	$(6,761)	$3,254	$10,501

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to the consolidated financial statements for the three months ended June 30, 2011 and 2010:

	2011	2010
Operating income	$4,301	$282
Interest expense, net	(1,120)	(1,252)

Income (loss) before income taxes and equity in earnings of joint venture	3,181	(970)
Equity in earnings of joint venture	2,982	1,448

Consolidated income before income taxes	$6,163	$478

Below are reconciliations of segment data to the consolidated financial statements for the six months ended June 30, 2011 and 2010:

	2011	2010
Operating income (loss)	$6,399	$(6,761)
Interest expense, net	(2,106)	(2,545)

Income (loss) before income taxes and equity in earnings of joint venture	4,293	(9,306)
Equity in earnings of joint venture	5,841	2,314

Consolidated income (loss) before income taxes	$10,134	$(6,992)

Segment information for total assets is as follows:

	June 30, 2011	December 31, 2010
Metals segment	$511,680	$454,345
Plastics segment	56,030	47,128
Other	32,384	27,879

Consolidated	$600,094	$529,352

“Other” — Total assets consist of the Company’s investment in joint venture.
(7) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the six months ended June 30, 2011 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2011
Goodwill	$97,354	$12,973	$110,327
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2011	37,137	12,973	50,110

Currency valuation	24	—	24

Balance as of June 30, 2011
Goodwill	97,378	12,973	110,351
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of June 30, 2011	$37,161	$12,973	$50,134

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2011 test, the Company determined that there was no impairment of goodwill.
The following summarizes the components of intangible assets:

	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,546	$31,403	$69,452	$28,025
Non-compete agreements	2,888	2,888	2,888	2,888
Trade name	378	378	378	378

Total	$72,812	$34,669	$72,718	$31,291

The weighted-average amortization period for the intangible assets is 10.8 years. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended June 30, 2011 and 2010, amortization expense was $1,659 and $1,760, respectively. For the six-month periods ended June 30, 2011 and 2010, amortization expense was $3,322 and $3,531, respectively.

The following is a summary of the estimated annual amortization expense for 2011 and each of the next 4 years:

2011	$6,633
2012	6,144
2013	6,144
2014	6,144
2015	6,144
(8) Inventories
Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2011, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $129,776 and $122,340 at June 30, 2011 and December 31, 2010, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(9) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of June 30, 2011 associated with all share-based payment arrangements is $7,357 and the weighted average period over which it is to be expensed is 1.4 years.
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
The 2011 LTC Plan consists of three components of share-based payment awards as follows:
Restricted Share Units — the Company granted 112 RSUs with a grant date fair value of $17.13 per share unit, which was estimated using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2013. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Performance Share Units — the Company granted 225 PSUs, half of which contain a market-based performance condition and half of which contain a non-market-based performance condition.

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
The grant date fair value of $23.89 for the PSUs containing the RTSR market based performance condition was estimated using a Monte Carlo simulation with the following assumptions:

2011
Expected volatility	62.0%
Risk-free interest rate	1.10%
Expected life (in years)	2.84
Expected dividend yield	—
PSUs containing a non-market-based performance condition - the potential award for PSUs containing a non-market-based performance condition is determined based on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2011 LTC Plan) for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair value of $17.13 for the PSUs containing a non-market-based performance condition was estimated using the market price of the Company’s stock on the date of grant.
The status of the PSUs that were granted under the 2011 LTC Plan as of June 30, 2011 is summarized below:

		Estimated	Maximum Number of
	Grant Date	Number of PSUs	PSUs that could
Share type	Fair Value	to be Issued	Potentially be Issued
Market-based performance condition	$23.89	89	219
Non-market-based performance condition	$17.13	68	219

(10) Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-owner changes to equity that are not reported in net income (loss). The Company’s comprehensive income (loss) for the three months ended June 30, 2011 and 2010 is as follows:

	June 30,
	2011	2010
Net income	$3,697	$408
Foreign currency translation gain (loss)	786	(1,495)
Pension cost amortization, net of tax	82	71

Total comprehensive income (loss)	$4,565	$(1,016)

The Company’s comprehensive income (loss) for the six months ended June 30, 2011 and 2010 is as follows:

	June 30,
	2011	2010
Net income (loss)	$6,400	$(4,214)
Foreign currency translation gain (loss)	2,032	(1,439)
Pension cost amortization, net of tax	165	142

Total comprehensive income (loss)	$8,597	$(5,511)

The components of accumulated other comprehensive loss is as follows:

	June 30, 2011	December 31, 2010
Foreign currency translation losses	$(1,718)	$(3,750)
Unrecognized pension and postretirement benefit costs, net of tax	(11,897)	(12,062)

Total accumulated other comprehensive loss	$(13,615)	$(15,812)

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	For the Three Months Ended
	June 30,
	2011	2010
Service cost	$176	$200
Interest cost	1,904	1,919
Expected return on assets	(2,514)	(2,335)
Amortization of prior service cost	81	65
Amortization of actuarial loss	57	55

Net periodic pension and postretirement benefit	$(296)	$(96)

Components of the net periodic pension and postretirement benefit cost for the six months ended are as follows:

	For the Six Months Ended
	June 30,
	2011	2010
Service cost	$352	$400
Interest cost	3,808	3,838
Expected return on assets	(5,028)	(4,670)
Amortization of prior service cost	162	130
Amortization of actuarial loss	114	110

Net periodic pension and postretirement benefit	$(592)	$(192)

As of June 30, 2011, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2011.
Effective July 1, 2011, the Company’s 401(k) matching contribution was increased to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation. Effective July 1, 2011, the Company’s fixed contribution of 4% of eligible earnings for all employees was eliminated.
(12) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended
	June 30,
	2011	2010
Net sales	$67,080	$46,962
Cost of materials	54,432	39,103
Income before taxes	6,782	3,319
Net income	5,964	2,896
The following information summarizes financial data for this joint venture for the six months ended June 30, 2011 and 2010:

	For the Six Months Ended
	June 30,
	2011	2010
Net sales	$130,679	$85,607
Cost of materials	105,710	71,286
Income before taxes	13,510	5,348
Net income	11,682	4,628
(13) Commitments and Contingent Liabilities
At June 30, 2011, the Company had $4,210 of irrevocable letters of credit outstanding which primarily consisted of $2,560 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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
In April 2011, the United States Department of Commerce, U.S. Bureau of Industry and Security (“BIS”), provided the Company with a proposed charging letter claiming it had violated export control regulations in connection with certain shipments of aluminum alloy bar between 2005 and January 2008 to customers in four countries (China, Malaysia, Mexico and Singapore), without the required export licenses. The Company had previously submitted to the BIS a voluntary self disclosure relating to these shipments, and export licenses were subsequently obtained for all shipments. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found. The Company is in on-going discussions with the BIS authorities regarding this matter. Absent a negotiated resolution, an administrative hearing would be set and, in such case, the Company would assert a vigorous defense. Second quarter 2011 results include a $750 charge for the potential penalties associated with this claim.
(14) Income Taxes
The Company or its subsidiaries files income tax returns in the U.S., 29 states and 7 foreign jurisdictions. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries is subject.
An audit of the Company’s 2008 and 2009 U.S. federal income tax returns commenced during the second quarter of 2011. To date, no material issues have been raised. Due to the potential for resolution of the examination or expiration of statues of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $1,350.
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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced higher demand from its customer base in the second quarter of 2011 in both the Metals and Plastics segments, reflecting the continuing recovery in the global industrial economy and strength in many of the Company’s targeted end markets.
Metals segment sales increased 18.3% from the second quarter of 2010. Average tons sold per day increased 18.1%, compared to the prior year quarter, which was primarily driven by alloy bar and SBQ bar volume increases. Key end-use markets that experienced increased demand in the second quarter include oil and gas, mining and heavy equipment and general industrial markets.
The Company’s Plastics segment reported a sales increase of 13.1% compared to the second quarter of 2010, due to increased pricing and higher sales volume reflecting continued strength in the automotive, life sciences and retail point-of-purchase display sectors.

Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2009 through the second quarter of 2011. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2009	35.9	42.6	51.5	54.6
2010	58.2	58.8	55.4	56.8
2011	61.1	56.4
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
Results of Operations: Second Quarter 2011 Comparisons to Second Quarter 2010
Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2011 and 2010.

			Fav/(Unfav)
	2011	2010	$ Change	% Change
Net Sales
Metals	$252.3	$213.3	$39.0	18.3%
Plastics	30.3	26.8	3.5	13.1%

Total Net Sales	$282.6	$240.1	$42.5	17.7%

Cost of Materials
Metals	$187.5	$160.4	$(27.1)	(16.9)%
% of Metals Sales	74.3%	75.2%
Plastics	21.0	18.1	(2.9)	(16.0)%
% of Plastics Sales	69.3%	67.5%

Total Cost of Materials	$208.5	$178.5	$(30.0)	(16.8)%
% of Total Sales	73.8%	74.3%

Operating Costs and Expenses
Metals	$59.7	$52.4	$(7.3)	(13.9)%
Plastics	8.2	7.3	(0.9)	(12.3)%
Other	1.9	1.6	(0.3)	(18.8)%

Total Operating Costs & Expenses	$69.8	$61.3	$(8.5)	(13.9)%
% of Total Sales	24.7%	25.5%

Operating Income
Metals	$5.1	$0.5	$4.6	920.0%
% of Metals Sales	2.0%	0.2%
Plastics	1.1	1.4	(0.3)	(21.4)%
% of Plastics Sales	3.6%	5.2%
Other	(1.9)	(1.6)	(0.3)	(18.8)%

Total Operating Income	$4.3	$0.3	$4.0	1333.3%
% of Total Sales	1.5%	0.1%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $282.6 million, an increase of $42.5 million, or 17.7%, compared to the second quarter of 2010. Higher net sales in the second quarter of 2011 were primarily the result of higher shipping volumes in the metals and plastics markets. Metals segment sales during the second quarter of 2011 of $252.3 million were $39.0 million, or 18.3%, higher than the same period last year. Average tons sold per day increased 18.1% compared to the prior year quarter. The increase in sales volume was driven primarily by alloy bar and SBQ bar products. Key end-use markets that experienced increased demand in the second quarter include oil and gas, mining and heavy equipment and general industrial markets.
Plastics segment sales during the second quarter of 2011 of $30.3 million were $3.5 million, or 13.1% higher than the second quarter of 2010 due to increased pricing and higher sales volume reflecting continued strength in the automotive, life sciences and retail point-of-purchase display sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2011 was $208.5 million, an increase of $30.0 million, or 16.8%, compared to the second quarter of 2010. Material costs for the Metals segment for the second quarter of 2011 was $187.5 million or 74.3% as a percent of net sales compared to $160.4 million or 75.2% as a percent of net sales for the second quarter of 2010. Material costs as a percentage of net sales were lower in the second quarter of 2011 than 2010 as the demand environment continued to improve in the second quarter of 2011, which provided an improved pricing environment compared to the second quarter of 2010. The Metals segment recorded LIFO expense of $3.9 million in second quarter of 2011 and $3.0 million in the second quarter of 2010. Material costs for the Plastics segment were 69.3% as a percent of net sales for the second quarter of 2011 as compared to 67.5% for the same period last year. Management believes that consolidated material costs as a percentage of net sales will be comparable to second quarter 2011 levels for the balance of 2011.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses increased $8.5 million, or 13.9%, compared to the second quarter of 2010. Operating costs and expenses were $69.8 million, or 24.7% of net sales, compared to $61.3 million, or 25.5% of net sales during the second quarter of 2010. Second quarter 2011 results include a $0.8 million charge for potential export penalties related to product shipments that occurred from 2005 to 2008. The increase in operating expenses for the second quarter of 2011 compared to the second quarter of 2010 primarily relates to the following:
•	Warehouse, processing and delivery costs increased by $3.7 million of which $1.7 million is the result of higher sales volume and $2.0 million is due to increased payroll costs as a result of headcount and merit increases;
•	Sales, general and administrative costs increased by $5.1 million primarily due to increased payroll costs of $2.2 million due to headcount and merit increases and $0.8 million due to potential export penalties on shipments in previous years;
•	Depreciation and amortization expense was $0.3 million lower primarily due to lower capital expenditure trends the past two years.
Consolidated operating income for the second quarter of 2011 was $4.3 million compared to $0.3 million for the same period last year. The Company’s second quarter 2011 operating income as a percent of net sales increased to 1.5% from 0.1% in the second quarter of 2010.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.1 million in the second quarter of 2011, a decrease of $0.1 million versus the same period in 2010 as a result of lower average borrowings in the current quarter compared to the second quarter of 2010.

The Company recorded income tax expense of $2.5 million for the quarter ended June 30, 2011 compared to income tax expense of $0.1 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income tax expense or benefit’ as a percentage of ‘Income (loss) before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for the quarters ended June 30, 2011 and 2010 were 77.5% and 7.2%, respectively. The increase in the effective tax rate for the second quarter of 2011 compared to the second quarter of 2010 was primarily the result of higher earnings of the Company’s joint venture, as the joint venture earnings are not reflected in reported pre-tax income.
Equity in earnings of the Company’s joint venture was $3.0 million in the second quarter of 2011, compared to $1.4 million for the same period last year. The increase is a result of higher demand in virtually all end-use markets, most notably the automotive and energy sectors, and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net income for the second quarter of 2011 was $3.7 million, or $0.16 per diluted share, versus $0.4 million, or $0.02 per diluted share, for the same period in 2010.
Results of Operations: Six Months 2011 Comparisons to Six Months 2010
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2011 and 2010.

			Fav/(Unfav)
	2011	2010	$ Change	% Change
Net Sales
Metals	$496.9	$413.0	$83.9	20.3%
Plastics	58.5	50.1	8.4	16.8%

Total Net Sales	$555.4	$463.1	$92.3	19.9%

Cost of Materials
Metals	$369.4	$313.4	$(56.0)	(17.9)%
% of Metals Sales	74.3%	75.9%
Plastics	40.5	34.2	(6.3)	(18.4)%
% of Plastics Sales	69.2%	68.3%

Total Cost of Materials	$409.9	$347.6	$(62.3)	(17.9)%
% of Total Net Sales	73.8%	75.1%

Operating Costs and Expenses
Metals	$118.8	$105.0	$(13.8)	(13.1)%
Plastics	16.4	14.3	(2.1)	(14.7)%
Other	3.9	3.0	(0.9)	(30.0)%

Total Operating Costs & Expenses	$139.1	$122.3	$(16.8)	(13.7)%
% of Total Net Sales	25.0%	26.4%

Operating Income (Loss)
Metals	$8.7	$(5.4)	$14.1	261.1%
% of Metals Sales	1.8%	(1.3)%
Plastics	1.6	1.6	—	—
% of Plastics Sales	2.7%	3.2%
Other	(3.9)	(3.0)	(0.9)	(30.0)%

Total Operating Income (Loss)	$6.4	$(6.8)	$13.2	194.1%
% of Total Net Sales	1.2%	(1.5)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $555.4 million, an increase of $92.3 million, or 19.9%, compared to the same period last year. Higher net sales were primarily the result of higher shipping volumes and increased pricing in the metals and plastics markets. Metals segment sales during the first six months of 2011 of $496.9 million were $83.9 million, or 20.3%, higher than the same period last year. Average tons sold per day increased 17.9% compared to the prior year period. The increase in sales volume was driven primarily by alloy bar and SBQ bar products. Key end-use markets that experienced increased demand in the first six months of 2011 include oil and gas, mining and heavy equipment and general industrial markets.
Plastics segment sales during the first six months of 2011 of $58.5 million were $8.4 million, or 16.8% higher than the same period last year due to increased pricing and higher sales volume reflecting continued strength in the automotive, life sciences and retail point-of-purchase display sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first six months of 2011 were $409.9 million, an increase of $62.3 million, or 17.9%, compared to the same period last year. Material costs for the Metals segment for the first six months of 2011 were $369.4 million or 74.3% as a percent of net sales compared to $313.4 million or 75.9% as a percent of net sales for the first six months of 2010. Material costs as a percentage of net sales were lower in the first half of 2011 than 2010 as the demand environment continued to improve in the first half of 2011, which provided an improved pricing environment compared to the first half of 2010. As market prices for many products increased during the first half of 2011, the Company was able to leverage its inventory position, which also contributed to the reduction in material costs as a percentage of net sales compared to the prior year period. The Metals segment recorded LIFO expense of $6.9 million in 2011 compared to $5.0 million during the prior year period. Material costs for the Plastics segment were 69.2% and 68.3% as a percent of net sales for the first six months of 2011 and 2010, respectively. Management believes that consolidated material costs as a percentage of net sales will be comparable to first six months of 2011 levels for the balance of 2011.
Operating Expenses and Operating Income (Loss):
On a consolidated basis, operating costs and expenses increased $16.8 million, or 13.7%, compared to the same period last year. Operating costs and expenses were $139.1 million, or 25.0% as a percent of net sales, compared to $122.3 million, or 26.4% as a percent of net sales last year. Second quarter 2011 results include a $0.8 million charge for potential export penalties related to product shipments that occurred from 2005 to 2008.
The increase in operating expenses for the first six months of 2011 compared to 2010 primarily relates to the following:
•	Warehouse, processing and delivery costs increased by $8.0 million of which $4.0 million is the result of higher sales volume and $4.0 million is due to increased payroll costs as a result of headcount, merit increases and 401(k) match reinstatement in April 2010;

•	Sales, general and administrative costs increased by $9.2 million primarily due to higher payroll related costs of $5.3 million as a result of headcount, merit increases and 401(k) match reinstatement in April 2010 and $0.8 million due to potential export penalties on shipments in previous years; and
•	Depreciation and amortization expense was $0.4 million lower primarily due to lower capital expenditure trends the past two years.
Consolidated operating income for the six months ended June 30, 2011 was $6.4 million compared to operating loss of $6.8 million for the same period last year.
Other Income and Expense, Income Taxes and Net Income (Loss):
Interest expense was $2.1 million for the six months ended June 30, 2011, a decrease of $0.4 million versus the same period in 2010 as a result of lower average borrowings in the first six months of 2011 compared to the first six months of 2010.
For the six-month periods ended June 30, 2011 and 2010, the Company recorded a $3.7 million tax expense and a $2.8 million tax benefit, respectively. The Company’s effective tax rate is expressed as ‘Income tax expense or benefit’ as a percentage of ‘Income (loss) before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for the six months ended June 30, 2011 and 2010 was 87.0% and 29.8%, respectively. The increase in the effective tax rate for the first six months of 2011 compared to the first six months of 2010 was primarily the result of higher earnings of the Company’s joint venture, as the joint venture earnings are not reflected in reported pre-tax income.
Equity in earnings of the Company’s joint venture was $5.8 million for the six months ended June 30, 2011, compared to $2.3 million for the same period last year. The increase is a result of higher demand in virtually all end-use markets, most notably the automotive and energy sectors, and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net income for the first six months of 2010 was $6.4 million, or $0.28 per diluted share, versus a net loss of $4.2 million, or $0.18 per diluted share, for the same period in 2010.
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
In the first six months of 2011, net cash flow used in operations was $16.5 million compared to net cash flow from operations of $2.7 million for the same period last year. During the second quarter of 2011, the Company focused on increasing working capital levels to support higher sales levels during the quarter and higher sales levels expected for the second half of the year.

During the six months ended June 30, 2011, net sales exceeded cash receipts from customers, resulting in a $33.4 million cash flow impact due to an increase in accounts receivable for the six months ended June 30, 2011 compared to a $28.1 million cash flow impact due to an increase in accounts receivable for the six months ended June 30, 2010. Net sales increased 19.9% from the first six months of 2010. Average receivable days outstanding was 48.7 days for the six months ended June 30, 2011 as compared to 49.4 days for first six months of 2010.
During the six months ended June 30, 2011, inventory purchases exceeded sales of inventory, resulting in a $41.9 million cash flow impact due to an increase in inventory for the six months ended June 30, 2011 compared to a $0.3 million cash flow impact due to a decrease in inventory for the six months ended June 30, 2010. Inventory levels were increased to support anticipated sales growth, however the inventory turnover rate improved from prior year levels. Average days sales in inventory was 120.4 days for the six months ended June 30, 2011 versus 146.2 days for the first six months of 2010.
During the six months ended June 30, 2011, purchases exceeded cash paid for inventories and other goods and services, resulting in a $41.8 million cash flow impact due to a net increase in accounts payable and accrued liabilities compared to a $26.3 million cash flow impact due to a net increase in accounts payable and accrued liabilities for the same period last year.
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of June 30, 2011, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

	Outstanding		Weighted Average
	Borrowings as of	Availability as of	Interest Rate for the Six
Debt type	June 30, 2011	June 30, 2011	Months ended June 30, 2011
U.S. Revolver A	$10.2	$97.7	3.45%
U.S. Revolver B	28.2	21.8	1.54%
Canadian revolver	3.5	6.6	3.41%
As of June 30, 2011, the Company had $13.7 million of short-term debt outstanding under its revolving credit facilities. The Company has classified the U.S. Revolver A and Canadian revolver as short-term based on its ability and intent to repay amounts outstanding under these instruments within the next 12 months.
Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations. In addition, the Company has available borrowing capacity, as discussed above.
Capital expenditures for the six months ended June 30, 2011 were $4.8 million, an increase of $1.6 million compared to the same period last year. Management believes that annual capital expenditures will approximate $14.0 million in 2011.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2011	$7.9
2012	8.1
2013 (a)	36.8
2014	9.1
2015	9.6
2016 and beyond	—

Total debt	$71.5

(a)	Includes U.S. Revolver B balance, which is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. The maturity date of the credit facility is January 2, 2013.

As of June 30, 2011 the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

	Requirement per	Actual at
Covenant Description	Credit Agreement	June 30, 2011
Funded debt-to-capital ratio	less than 0.55	0.18
Working capital-to-debt ratio	greater than 1.0	3.77
Minimum adjusted consolidated net worth	$264.2	$336.2
As of June 30, 2011, the Company had $4.2 million of irrevocable letters of credit outstanding, which primarily consisted of $2.6 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. During the second quarter of 2011, the Company implemented a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. The impact of the hedging program on the Company’s consolidated financial statements was not significant as of or for the three-month period ended June 30, 2011. As the Company continues to enter into arrangements under this hedging program, the impact on the Company’s financial position and results of operations may become significant in future periods.
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
(b) Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2011 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
As previously discussed, the United States Department of Commerce, U.S. Bureau of Industry and Security (BIS), provided the Company with a proposed charging letter in April 2011 claiming it had violated export control regulations in connection with certain shipments of aluminum alloy bar between 2005 and January 2008 to customers in four countries (China, Malaysia, Mexico and Singapore), without the required export licenses. The Company had previously submitted to the BIS a voluntary self disclosure relating to these shipments, and export licenses were subsequently obtained for all shipments. The relevant export statutes provide for monetary penalties, and in some instances, denial of export privileges and exclusion from practice before the BIS if a violation is found. The Company is in on-going discussions with the BIS authorities regarding this matter. Absent a negotiated resolution, an administrative hearing would be set and, in such case, the Company would assert a vigorous defense. Second quarter 2011 results include a $750 charge for the potential penalties associated with this claim.

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

A. M. Castle & Co. (Registrant)
Date: August 3, 2011	By:	/s/ Patrick R. Anderson
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