Form 10-Q
period 2011-09-30
CASTLE A M & CO
filed 2011-11-03
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2011
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011

Common Stock, $0.01 Par Value	23,044,646 shares

A. M. CASTLE & CO.

Page
Part I. Financial Information

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	26-27

Part II. Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	28

Signatures	29

Exhibit Index	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$25,901	$36,716
Accounts receivable, less allowances of $3,145 and $3,848	168,261	128,365
Inventories, principally on last-in, first-out basis (replacement cost higher by $133,913 and $122,340)	188,417	130,917
Prepaid expenses and other current assets	8,931	6,832
Income tax receivable	2,089	8,192

Total current assets	393,599	311,022
Investment in joint venture	34,563	27,879
Goodwill	50,077	50,110
Intangible assets	36,467	41,427
Prepaid pension cost	20,357	18,580
Other assets	3,526	3,619
Property, plant and equipment
Land	5,193	5,195
Building	52,218	52,277
Machinery and equipment	165,966	182,178

Property, plant and equipment, at cost	223,377	239,650
Less — accumulated depreciation	(148,542)	(162,935)

Property, plant and equipment, net	74,835	76,715

Total assets	$613,424	$529,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$112,423	$71,764
Accrued liabilities	28,530	31,320
Income taxes payable	3,637	2,357
Deferred income taxes	2,715	2,461
Current portion of long-term debt	7,871	8,012
Short-term debt	33,400	—

Total current liabilities	188,576	115,914

Long-term debt, less current portion	62,583	61,127
Deferred income taxes	24,344	26,754
Other non-current liabilities	3,778	3,390
Pension and post retirement benefit obligations	9,044	8,708
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value — 10,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value — 30,000 shares authorized; 23,159 shares issued and 23,035 outstanding at September 30, 2011 and 23,149 shares issued and 22,986 outstanding at December 31, 2010	232	231
Additional paid-in capital	183,293	180,519
Retained earnings	160,950	150,747
Accumulated other comprehensive loss	(17,803)	(15,812)
Treasury stock, at cost — 124 shares at September 30, 2011 and 163 shares at December 31, 2010	(1,573)	(2,226)

Total stockholders’ equity	325,099	313,459

Total liabilities and stockholders’ equity	$613,424	$529,352

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$294,860	$244,938	$850,216	$708,066

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	221,690	181,911	631,588	529,469
Warehouse, processing and delivery expense	35,076	30,923	102,092	90,003
Sales, general, and administrative expense	30,060	27,276	92,045	80,026
Depreciation and amortization expense	4,861	4,993	14,919	15,494

Operating income (loss)	3,173	(165)	9,572	(6,926)
Interest expense, net	(1,221)	(1,379)	(3,327)	(3,924)

Income (loss) before income taxes and equity in earnings of joint venture	1,952	(1,544)	6,245	(10,850)

Income taxes (including income taxes on earnings of joint venture)	(1,266)	(43)	(5,000)	2,735

Income (loss) before equity in earnings of joint venture	686	(1,587)	1,245	(8,115)

Equity in earnings of joint venture	3,117	1,659	8,958	3,973

Net income (loss)	$3,803	$72	$10,203	$(4,142)

Basic income (loss) per share	$0.17	$—	$0.45	$(0.18)

Diluted income (loss) per share	$0.16	$—	$0.44	$(0.18)

Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$10,203	$(4,142)
Adjustments to reconcile net income (loss) to net cash (used in) from operating activities:
Depreciation and amortization	14,919	15,494
Amortization of deferred gain	(356)	(664)
Loss on sale of fixed assets	111	108
Unrealized losses on commodity hedges	1,571	—
Equity in earnings of joint venture	(8,958)	(3,973)
Dividends from joint venture	2,245	804
Deferred tax benefit	(2,294)	(7,963)
Share-based compensation expense	3,047	1,714
Excess tax benefits from share-based payment arrangements	(145)	(172)
Increase (decrease) from changes in:
Accounts receivable	(41,366)	(34,021)
Inventories	(58,323)	8,806
Prepaid expenses and other current assets	(2,458)	(2,603)
Other assets	—	2,428
Prepaid pension costs	(1,381)	(786)
Accounts payable	42,367	15,290
Accrued liabilities	(4,133)	6,432
Income taxes payable and receivable	7,771	8,475
Postretirement benefit obligations and other liabilities	(404)	376

Net cash (used in) from operating activities	(37,584)	5,603

Investing activities:
Capital expenditures	(8,236)	(5,061)
Proceeds from sale of fixed assets	217	—
Insurance proceeds	573	—

Net cash used in investing activities	(7,446)	(5,061)

Financing activities:
Short-term borrowings (repayments), net	33,571	(2,220)
Net borrowings on long-term revolving lines of credit	1,618	1,746
Repayments of long-term debt	(300)	(607)
Excess tax benefits from share-based payment arrangements	145	172
Exercise of stock options	240	279

Net cash from (used in) financing activities	35,274	(630)

Effect of exchange rate changes on cash and cash equivalents	(1,059)	(48)

Net decrease in cash and cash equivalents	(10,815)	(136)

Cash and cash equivalents — beginning of year	36,716	28,311

Cash and cash equivalents — end of period	$25,901	$28,175

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
Standards Updates Issued, Not Yet Effective
During September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other.” The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments allow entities to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test per Topic 350, “Intangibles — Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Upon adoption, this ASU will impact the way the Company tests goodwill for impairment and the associated disclosures in future interim and annual financial statements issued will be updated to reflect any changes associated with this ASU.

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
During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is effective prospectively for interim and annual periods beginning after December 15, 2011. The amendments in this ASU apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in stockholders’ equity in the financial statements. The amendments in this ASU result in common fair value measurement and disclosure requirement in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring and disclosing information about fair value measurements, however, the amendments are not intended to result in a change in the application of the requirement of Topic 820, “Fair Value Measurement.” The adoption of this ASU may impact disclosures in future interim and annual financial statements issued.
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, and other share-based payment awards, which have been included in the calculation of weighted average shares outstanding using the treasury stock method. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$3,803	$72	$10,203	$(4,142)

Denominator:
Denominator for basic earnings (loss) per share:

Weighted average common shares outstanding	22,840	22,731	22,816	22,707
Effect of dilutive securities:
Outstanding common stock equivalents	380	405	446	—

Denominator for diluted earnings per share	23,220	23,136	23,262	22,707

Basic earnings (loss) per share	$0.17	$—	$0.45	$(0.18)

Diluted earnings (loss) per share	$0.16	$—	$0.44	$(0.18)

Excluded outstanding shared-based awards having an anti-dilutive effect	62	70	20	499

For the three and nine months ended September 30, 2011 and 2010, the undistributed earnings (losses) attributed to participating securities, which represent certain non-vested shares granted by the Company, were approximately one percent of total net income (loss).
(4) Debt
Short-term and long-term debt consisted of the following:

	September 30, 2011	December 31, 2010

SHORT-TERM DEBT
U.S. Revolver A (a)	$31,900	$—
Canadian Revolver (a)	—	—
Foreign	1,500	—

Total short-term debt	33,400	—

LONG-TERM DEBT
6.76% insurance company loan due in scheduled installments through 2015	42,835	42,835
U.S. Revolver B (a)	27,314	25,704
Other, primarily capital leases	305	600

Total long-term debt	70,454	69,139
Less current portion	(7,871)	(8,012)

Total long-term portion	62,583	61,127

TOTAL SHORT-TERM AND LONG-TERM DEBT	$103,854	$69,139

(a)	The Company’s amended and Restated Credit Agreement (the “2008 Senior Credit Facility”) provides a $230,000 five-year secured revolver consisting of (i) a $170,000 revolving “A” loan (the “U.S. Revolver A”), (ii) a $50,000 multicurrency revolving “B” loan (the “U.S. Revolver B“), and (iii) a Canadian dollar $9,784 revolving loan (corresponding to $10,000 in U.S. dollars as of the amendment closing date; availability expressed in U.S. dollars changes based on movement in the exchange rate between the Canadian dollar and U.S. dollar). The maturity date of the 2008 Senior Credit Facility is January 2, 2013.
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

The U.S. Revolver A and the Canadian revolver are classified as short-term based on the Company’s ability and intent to repay amounts outstanding under these instruments within the next 12 months. The U.S. Revolver B is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of September 30, 2011, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

	Outstanding		Weighted Average
	Borrowings as of	Availability as of	Interest Rate for the Nine
	September 30,	September 30,	Months Ended September
Debt type	2011	2011	30, 2011
U.S. Revolver A	$31,900	$86,544	1.94%
U.S. Revolver B	27,314	22,686	1.55%
Canadian revolver	—	9,417	3.41%
The fair value of the Company’s fixed rate debt as of September 30, 2011, including current maturities, was estimated to be $42,032 compared to a carrying value of $42,835. The fair value of the fixed rate debt was determined using a market approach, which estimates fair value based on companies with similar credit quality and size of debt issuances. As of September 30, 2011, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities is $56,935, assuming the total amount of debt outstanding at the end of the period will be outstanding until the maturity of the Company’s facility in January 2013. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods since there is no predetermined borrowing or repayment schedule. The estimated fair value of the Company’s debt outstanding under its revolving credit facility is lower than the carrying value of $59,214 since the terms of this facility are more favorable than those that might be expected to be available in the current lending environment.
As of September 30, 2011, the Company remained in compliance with the covenants of its financing agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios and a minimum adjusted consolidated net worth as defined within the agreements.
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
During the second quarter of 2011, the Company implemented a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. As of September 30, 2011, the Company had entered into aluminum swap contracts that extend through 2015 with a notional value of $12,685. The counterparty to these contracts is not considered a credit risk by the Company. The Company recorded losses of $1,580 during the three and nine month periods ended September 30, 2011. The outstanding swap contracts have been classified as Level 2 as the Company uses information which is representative of readily observable market data when valuing the swap contracts. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.
The assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total

As of September 30, 2011:
Cash equivalents	$—	$—	$—	$—
Derivative liabilities	—	1,571	—	1,571

As of December 31, 2010:
Cash equivalents	$6,350	$—	$—	$6,350
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
Segment information for the three months ended September 30, 2011 and 2010 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income (Loss)	Expenditures	Amortization
2011
Metals segment	$264,368	$4,298	$2,919	$4,619
Plastics segment	30,492	1,039	498	242
Other	—	(2,164)	—	—

Consolidated	$294,860	$3,173	$3,417	$4,861

2010
Metals segment	$218,057	$1,119	$1,528	$4,702
Plastics segment	26,881	1,097	279	291
Other	—	(2,381)	—	—

Consolidated	$244,938	$(165)	$1,807	$4,993

“Other” — Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Segment information for the nine months ended September 30, 2011 and 2010 is as follows:

	Net	Operating	Capital	Depreciation &
	Sales	Income (Loss)	Expenditures	Amortization
2011
Metals segment	$761,213	$12,979	$6,862	$14,041
Plastics segment	89,003	2,663	1,374	878
Other	—	(6,070)	—	—

Consolidated	$850,216	$9,572	$8,236	$14,919

2010
Metals segment	$631,020	$(4,239)	$4,553	$14,540
Plastics segment	77,046	2,700	508	954
Other	—	(5,387)	—	—

Consolidated	$708,066	$(6,926)	$5,061	$15,494

“Other” — Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Below are reconciliations of segment data to the consolidated financial statements for the three months ended September 30, 2011 and 2010:

	2011	2010
Operating income (loss)	$3,173	$(165)
Interest expense, net	(1,221)	(1,379)

Income (loss) before income taxes and equity in earnings of joint venture	1,952	(1,544)
Equity in earnings of joint venture	3,117	1,659

Consolidated income before income taxes	$5,069	$115

Below are reconciliations of segment data to the consolidated financial statements for the nine months ended September 30, 2011 and 2010:

	2011	2010
Operating income (loss)	$9,572	$(6,926)
Interest expense, net	(3,327)	(3,924)

Income (loss) before income taxes and equity in earnings of joint venture	6,245	(10,850)
Equity in earnings of joint venture	8,958	3,973

Consolidated income (loss) before income taxes	$15,203	$(6,877)

Segment information for total assets is as follows:

	September 30,	December 30,
	2011	2010
Metals segment	$522,999	$454,345
Plastics segment	55,862	47,128
Other	34,563	27,879

Consolidated	$613,424	$529,352

“Other” — Total assets consist of the Company’s investment in joint venture.
(7) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the nine months ended September 30, 2011 were as follows:

	Metals	Plastics
	Segment	Segment	Total

Balance as of January 1, 2011
Goodwill	$97,354	$12,973	$110,327
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2011	37,137	12,973	50,110

Currency valuation	(33)	—	(33)
Balance as of September 30, 2011
Goodwill	97,321	12,973	110,294
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of September 30, 2011	$37,104	$12,973	$50,077

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2011 test, the Company determined that there was no impairment of goodwill. The Company’s year-to-date operating results, among other factors, are considered in determining whether it is more likely than not that the fair value for any reporting unit has declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. Another recession or economic declines in specific industries could change management’s expectations of future financial results and/or key valuation assumptions used in determining the fair-value of its reporting units which could result in a test for the impairment of goodwill prior to the Company’s annual testing date of January 1st.
The following summarizes the components of intangible assets:

	September 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$69,588	$33,121	$69,452	$28,025
Non-compete agreements	2,888	2,888	2,888	2,888
Trade name	378	378	378	378

Total	$72,854	$36,387	$72,718	$31,291

The weighted-average amortization period for the intangible assets is 10.8 years. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Metals U.K. on January 3, 2008, respectively. For the three-month periods ended September 30, 2011 and 2010, amortization expense was $1,657 and $1,769, respectively. For the nine-month periods ended September 30, 2011 and 2010, amortization expense was $4,979 and $5,300, respectively.
The following is a summary of the estimated annual amortization expense for 2011 and each of the next 4 years:

2011	$6,642
2012	6,145
2013	6,145
2014	6,145
2015	6,145
(8) Inventories
Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2011, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $133,913 and $122,340 at September 30, 2011 and December 31, 2010, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(9) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of September 30, 2011 associated with all share-based payment arrangements is $6,693 and the weighted average period over which it is to be expensed is 1.4 years.
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

The grant date fair value of $23.89 per share for the PSUs containing the RTSR market based performance condition was estimated using a Monte Carlo simulation with the following assumptions:

2011
Expected volatility	62.0%
Risk-free interest rate	1.10%
Expected life (in years)	2.84
Expected dividend yield	—
PSUs containing a non-market-based performance condition - the potential award for PSUs containing a non-market-based performance condition is determined based on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2011 LTC Plan) for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair value of $17.13 per share for the PSUs containing a non-market-based performance condition was estimated using the market price of the Company’s stock on the date of grant.
The status of the PSUs that were granted under the 2011 LTC Plan as of September 30, 2011 is summarized below:

	Grant Date	Estimated	Maximum Number of
	Fair Value	Number of PSUs	PSUs that could
Share type	(per share)	to be Issued	Potentially be Issued
Market-based performance condition	$23.89	56	215
Non-market-based performance condition	$17.13	86	215
(10) Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all other non-owner changes to equity that are not reported in net income (loss). The Company’s comprehensive income for the three months ended September 30, 2011 and 2010 is as follows:

	September 30,
	2011	2010
Net income	$3,803	$72
Foreign currency translation (loss) gain	(4,269)	1,176
Pension cost amortization, net of tax	81	72

Total comprehensive (loss) income	$(385)	$1,320

The Company’s comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 is as follows:

	September 30,
	2011	2010
Net income (loss)	$10,203	$(4,142)
Foreign currency translation gain (loss)	(2,237)	(263)
Pension cost amortization, net of tax	246	214

Total comprehensive income (loss)	$8,212	$(4,191)

The components of accumulated other comprehensive loss is as follows:

	September 30,	December 31,
	2011	2010
Foreign currency translation losses	$(5,987)	$(3,750)
Unrecognized pension and postretirement benefit costs, net of tax	(11,816)	(12,062)

Total accumulated other comprehensive loss	$(17,803)	$(15,812)

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	For the Three Months Ended
	September 30,
	2011	2010
Service cost	$176	$200
Interest cost	1,904	1,919
Expected return on assets	(2,514)	(2,335)
Amortization of prior service cost	81	65
Amortization of actuarial loss	57	55

Net periodic pension and postretirement benefit	$(296)	$(96)

Components of the net periodic pension and postretirement benefit cost for the nine months ended are as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
Service cost	$528	$600
Interest cost	5,712	5,757
Expected return on assets	(7,542)	(7,005)
Amortization of prior service cost	243	195
Amortization of actuarial loss	171	165

Net periodic pension and postretirement benefit	$(888)	$(288)

As of September 30, 2011, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2011.

Effective July 1, 2011, the Company’s 401(k) matching contribution was increased to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation and the Company’s fixed contribution of 4% of eligible earnings for all employees was eliminated.
(12) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture:

	For the Three Months Ended
	September 30,
	2011	2010
Net sales	$71,776	$50,233
Cost of materials	57,743	41,605
Income before taxes	7,382	3,901
Net income	6,234	3,318

	For the Nine Months Ended
	September 30,
	2011	2010
Net sales	$202,455	$135,840
Cost of materials	163,453	112,891
Income before taxes	20,892	9,249
Net income	17,916	7,946
(13) Commitments and Contingent Liabilities
At September 30, 2011, the Company had $6,710 of irrevocable letters of credit outstanding which primarily consisted of $3,000 for collateral associated with commodity hedges and $2,560 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
During September 2011, the Company reached a final settlement with the United States Department of Commerce, U.S. Bureau of Industry and Security (“BIS”) in connection with alleged export compliance violations on shipments that occurred from 2005 to 2008. The settlement agreement provided for the payment of a civil penalty of $775, of which the Company had previously recorded $750 during the second quarter of 2011. The settlement agreement also requires the Company to complete a self-audit of its export controls compliance program over a one year period and submit the results to the BIS.

(14) Income Taxes
The Company or its subsidiaries files income tax returns in the U.S., 29 states and 7 foreign jurisdictions. The tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries is subject.
Audits of the Company’s 2008 and 2009 U.S. federal income tax returns commenced during the second quarter of 2011. To date, no material issues have been raised. During the third quarter of 2011, the Company recognized $451 of tax benefits due to the expiration of the statute of limitations for uncertain tax positions taken in prior years. Due to the potential for resolution of the examination or expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $582.
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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced higher demand from its customer base in the third quarter of 2011 in both the Metals and Plastics segments, reflecting the continued recovery in the global industrial economy and strength in many of the Company’s targeted end markets.
Metals segment sales increased 21.3% from the third quarter of 2010. Average tons sold per day increased 20.3%, compared to the prior year quarter, which was primarily driven by alloy bar, carbon and alloy plate, SBQ bar and stainless volume increases. Key end-use markets that experienced increased demand in the third quarter include oil and gas, mining and heavy equipment and general industrial markets.
The Company’s Plastics segment reported a sales increase of 13.4% compared to the third quarter of 2010, due to increased pricing and higher sales volume across virtually all key end-use markets, with particular strength experienced in the automotive sector.

Management believes that the PMI provided by the Institute for Supply Management (website is www.ism.ws) is appropriate as an external indicator for tracking the demand outlook and possible trends in the Company’s general manufacturing markets. The table below shows PMI trends from the first quarter of 2009 through the third quarter of 2011. Generally speaking, according to the ISM, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2009	35.9	42.6	51.5	54.6
2010	58.2	58.8	55.4	56.8
2011	61.1	56.4	51.0
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
Results of Operations: Third Quarter 2011 Comparisons to Third Quarter 2010
Consolidated results by business segment are summarized in the following table for the quarter ended September 30, 2011 and 2010.

			Fav/(Unfav)
	2011	2010	$ Change	% Change
Net Sales
Metals	$264.4	$218.0	$46.4	21.3%
Plastics	30.5	26.9	3.6	13.4%

Total Net Sales	$294.9	$244.9	$50.0	20.4%

Cost of Materials
Metals	$200.2	$163.6	$(36.6)	(22.4)%
% of Metals Sales	75.7%	75.0%
Plastics	21.5	18.3	(3.2)	(17.5)%
% of Plastics Sales	70.5%	68.0%

Total Cost of Materials	$221.7	$181.9	$(39.8)	(21.9)%
% of Total Sales	75.2%	74.3%

Operating Costs and Expenses
Metals	$59.9	$53.3	$(6.6)	(12.4)%
Plastics	7.9	7.5	(0.4)	(5.3)%
Other	2.2	2.4	0.2	8.3%

Total Operating Costs & Expenses	$70.0	$63.2	$(6.8)	(10.8)%
% of Total Sales	23.7%	25.8%

Operating Income (Loss)
Metals	$4.3	$1.1	$3.2	NM (1)
% of Metals Sales	1.6%	0.5%
Plastics	1.1	1.1	—	—
% of Plastics Sales	3.6%	4.1%
Other	(2.2)	(2.4)	0.2	8.3%

Total Operating Income (Loss)	$3.2	$(0.2)	$3.4	NM (1)
% of Total Sales	1.1%	(0.1)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

(1)	Not meaningful.

Net Sales:
Consolidated net sales were $294.9 million, an increase of $50.0 million, or 20.4%, compared to the third quarter of 2010. Higher net sales in the third quarter of 2011 were primarily the result of higher shipping volumes in the metals and plastics markets. Metals segment sales during the third quarter of 2011 of $264.4 million were $46.4 million, or 21.3%, higher than the same period last year. Average tons sold per day increased 20.3% compared to the prior year quarter. The increase in sales volume was driven primarily by alloy bar, carbon and alloy plate, SBQ bar and stainless products. Key end-use markets that experienced increased demand in the third quarter include oil and gas, mining and heavy equipment and general industrial markets.
Plastics segment sales during the third quarter of 2011 of $30.5 million were $3.6 million, or 13.4% higher than the third quarter of 2010 due to increased pricing and higher sales volume across virtually all key end-use markets, with particular strength experienced in the automotive sector.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the third quarter of 2011 was $221.7 million, an increase of $39.8 million, or 21.9%, compared to the third quarter of 2010. Material costs for the Metals segment for the third quarter of 2011 was $200.2 million or 75.7% as a percent of net sales compared to $163.6 million or 75.0% as a percent of net sales for the third quarter of 2010. Third quarter 2011 results include a $1.6 million charge associated with the mark-to-market adjustment for commodity hedges. The Company did not have any commodity hedges in place in 2010. The Metals segment recorded LIFO expense of $3.8 million in third quarter of 2011 and $2.0 million in the third quarter of 2010. Material costs for the Plastics segment were 70.5% as a percent of net sales for the third quarter of 2011 as compared to 68.0% for the same period last year.
Operating Expenses and Operating Income (Loss):
On a consolidated basis, operating costs and expenses increased $6.8 million, or 10.8%, compared to the third quarter of 2010. Operating costs and expenses were $70.0 million, or 23.7% of net sales, compared to $63.2 million, or 25.8% of net sales during the third quarter of 2010. The increase in operating expenses for the third quarter of 2011 compared to the third quarter of 2010 primarily relates to the following:
•	Warehouse, processing and delivery costs increased by $4.1 million of which $2.6 million is the result of increases in charges associated with higher sales volume, such as warehouse, packing and shipping supplies, repairs and maintenance, utilities, outside services, overtime wages and temporary help, and $1.5 million is due to increased compensation and benefits expenses as a result of headcount, merit and healthcare cost increases;

•	Sales, general and administrative costs increased by $2.8 million primarily due to increased compensation and benefits expenses of $2.1 million as a result of headcount, merit and healthcare cost increases;

•	Depreciation and amortization expense was $0.1 million lower primarily due to lower capital expenditure trends the past two years.
Consolidated operating income for the third quarter of 2011 was $3.2 million compared to operating loss of $0.2 million for the same period last year. The Company’s third quarter 2011 operating income as a percent of net sales increased to 1.1% from (0.1)% in the third quarter of 2010.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $1.2 million in the third quarter of 2011, a decrease of $0.2 million versus the same period in 2010 as a result of lower weighted average interest rates in the current quarter compared to the third quarter of 2010.

The Company recorded income tax expense of $1.3 million for the quarter ended September 30, 2011 compared to less than $0.1 million tax expense for the same period last year. Included in the $1.3 million was $0.5 million of tax benefits due to the expiration of the statutes of limitation for uncertain tax positions taken in prior years. The Company’s effective tax rate is expressed as ‘Income tax expense or benefit’ (which includes tax expense on the Company’s share of joint venture earnings) as a percentage of ‘Income (loss) before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended September 30, 2011 and 2010 were 64.9% and (2.8)%, respectively. The increase in the effective tax rate for the third quarter of 2011 compared to the third quarter of 2010 was primarily the result higher joint venture earnings.
Equity in earnings of the Company’s joint venture was $3.1 million in the third quarter of 2011, compared to $1.7 million for the same period last year. The increase is a result of higher demand in virtually all end-use markets, most notably the automotive and energy sectors, and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net income for the third quarter of 2011 was $3.8 million, or $0.16 per diluted share, versus $0.1 million, or $0.00 per diluted share, for the same period in 2010.
Results of Operations: Nine Months 2011 Comparisons to Nine Months 2010
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2011 and 2010.

			Fav/(Unfav)
	2011	2010	$ Change	% Change
Net Sales
Metals	$761.2	$631.0	$130.2	20.6%
Plastics	89.0	77.1	11.9	15.4%

Total Net Sales	$850.2	$708.1	$142.1	20.1%

Cost of Materials
Metals	$569.6	$477.0	$(92.6)	(19.4)%
% of Metals Sales	74.8%	75.6%
Plastics	62.0	52.5	(9.5)	(18.1)%
% of Plastics Sales	69.7%	68.1%

Total Cost of Materials	$631.6	$529.5	$(102.1)	(19.3)%
% of Total Net Sales	74.3%	74.8%

Operating Costs and Expenses
Metals	$178.6	$158.2	$(20.4)	(12.9)%
Plastics	24.3	21.9	(2.4)	(11.0)%
Other	6.1	5.4	(0.7)	(13.0)%

Total Operating Costs & Expenses	$209.0	$185.5	$(23.5)	(12.7)%
% of Total Net Sales	24.6%	26.2%

Operating Income (Loss)
Metals	$13.0	$(4.2)	$17.2	NM (1)
% of Metals Sales	1.7%	(0.7)%
Plastics	2.7	2.7	—	—
% of Plastics Sales	3.0%	3.5%
Other	(6.1)	(5.4)	(0.7)	(13.0)%

Total Operating Income (Loss)	$9.6	$(6.9)	$16.5	NM (1)
% of Total Net Sales	1.1%	(1.0)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

(1)	Not meaningful.

Net Sales:
Consolidated net sales were $850.2 million, an increase of $142.1 million, or 20.1%, compared to the same period last year. Higher net sales were primarily the result of higher shipping volumes and increased pricing in the metals and plastics markets. Metals segment sales during the first nine months of 2011 of $761.2 million were $130.2 million, or 20.6%, higher than the same period last year. Average tons sold per day increased 18.7% compared to the prior year period. The increase in sales volume was driven primarily by alloy bar, carbon and alloy plate and SBQ bar products. Key end-use markets that experienced increased demand in the first nine months of 2011 include oil and gas, mining and heavy equipment and general industrial markets.
Plastics segment sales during the first nine months of 2011 of $89.0 million were $11.9 million, or 15.4% higher than the same period last year due to increased pricing and higher sales volume across virtually all key end-use markets, with particular strength experienced in the automotive sector.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first nine months of 2011 were $631.6 million, an increase of $102.1 million, or 19.3%, compared to the same period last year. Material costs for the Metals segment for the first nine months of 2011 were $569.6 million or 74.8% as a percent of net sales compared to $477.0 million or 75.6% as a percent of net sales for the first nine months of 2010. Material costs for 2011 include a $1.6 million charge associated with the mark-to-market adjustment for commodity hedges. The Company did not have any commodity hedges in place in 2010. Material costs as a percentage of net sales were lower in the first nine months of 2011 than 2010 as the demand environment continued to improve throughout the first nine months of 2011. The improved demand environment provided for a better pricing environment compared to the first nine months of 2010. As market prices for many products increased during the first nine months of 2011, the Company was able to leverage its inventory position, which also contributed to the reduction in material costs as a percentage of net sales compared to the prior year period. The Metals segment recorded LIFO expense of $10.7 million in 2011 compared to $7.0 million during the prior year period. Material costs for the Plastics segment were 69.7% and 68.1% as a percent of net sales for the first nine months of 2011 and 2010, respectively. Management believes that consolidated material costs as a percentage of net sales will be comparable to first nine months of 2011 levels for the balance of 2011.
Operating Expenses and Operating Income (Loss):
On a consolidated basis, operating costs and expenses increased $23.5 million, or 12.7%, compared to the same period last year. Operating costs and expenses were $209.0 million, or 24.6% as a percent of net sales, compared to $185.5 million, or 26.2% as a percent of net sales last year.
The increase in operating expenses for the first nine months of 2011 compared to 2010 primarily relates to the following:
•	Warehouse, processing and delivery costs increased by $12.1 million of which $7.9 million is the result of increases in charges associated with higher sales volume, such as warehouse, packing and shipping supplies, repairs and maintenance, utilities, outside services, overtime wages and temporary help, and $4.2 million is due to increased compensation and benefits expenses as a result of headcount, merit, 401(k) and healthcare cost increases;

•	Sales, general and administrative costs increased by $12.0 million primarily due to higher compensation and benefits expenses of $7.3 million as a result of headcount, merit, 401(k) and healthcare cost increases and $0.8 million due to a civil penalty associated with alleged export compliance violations on shipments that occurred from 2005 to 2008; and

•	Depreciation and amortization expense was $0.6 million lower primarily due to lower capital expenditure trends the past two years.
Consolidated operating income for the nine months ended September 30, 2011 was $9.6 million compared to operating loss of $6.9 million for the same period last year.
Other Income and Expense, Income Taxes and Net Income (Loss):
Interest expense was $3.3 million for the nine months ended September 30, 2011, a decrease of $0.6 million versus the same period in 2010 as a result of as a result of lower weighted average interest rates in the first nine months of 2011 compared to the first nine months of 2010.
The Company recorded income tax expense of $5.0 million for the nine months ended September 30, 2011 compared to a $2.7 million tax benefit for the same period last year. The Company’s effective tax rate is expressed as ‘Income tax expense or benefit’ (which includes tax expense on the Company’s share of joint venture earnings) as a percentage of ‘Income (loss) before income taxes and equity in earnings of joint venture.’ The effective tax rate for the nine months ended September 30, 2011 and 2010 were 80.1% and 25.2%, respectively. The increase in the effective tax rate for the first nine months of 2011 compared to the first nine months of 2010 was primarily the result of higher earnings of the Company’s joint venture.
Equity in earnings of the Company’s joint venture was $9.0 million for the nine months ended September 30, 2011, compared to $4.0 million for the same period last year. The increase is a result of higher demand in virtually all end-use markets, most notably the automotive and energy sectors, and higher pricing for Kreher’s products compared to the same period last year.
Consolidated net income for the first nine months of 2011 was $10.2 million, or $0.44 per diluted share, versus a net loss of $4.1 million, or $0.18 per diluted share, for the same period in 2010.
Accounting Policies:
There have been no changes in critical accounting policies from those described in the Company’s Annual report on Form 10-K for the year ended December 31, 2010.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are earnings from operations, management of working capital and available borrowing capacity on the Company’s revolving credit facilities to fund working capital needs and growth initiatives.
In the first nine months of 2011, net cash flow used in operations was $37.6 million compared to net cash flow from operations of $5.6 million for the same period last year. During the third quarter of 2011, the Company continued to increase working capital levels to support higher sales levels during the quarter and higher sales levels expected for the remainder of the year and in 2012.

During the nine months ended September 30, 2011, net sales exceeded cash receipts from customers, resulting in a $41.4 million cash flow impact due to an increase in accounts receivable for the nine months ended September 30, 2011 compared to a $34.0 million cash flow impact due to an increase in accounts receivable for the nine months ended September 30, 2010. Net sales increased 20.1% from the first nine months of 2010. Average receivable days outstanding was 49.2 days for the nine months ended September 30, 2011 and 2010.
During the nine months ended September 30, 2011, inventory purchases exceeded sales of inventory, resulting in a $58.3 million cash flow impact due to an increase in inventory for the nine months ended September 30, 2011 compared to a $8.8 million cash flow impact due to a decrease in inventory for the nine months ended September 30, 2010. Inventory levels were increased to support anticipated sales growth, however the inventory turnover rate improved from prior year levels. Average days sales in inventory was 123.3 days for the nine months ended September 30, 2011 versus 144.8 days for the first nine months of 2010.
During the nine months ended September 30, 2011, purchases exceeded cash paid for inventories and other goods and services, resulting in a $38.2 million cash flow impact due to a net increase in accounts payable and accrued liabilities compared to a $21.7 million cash flow impact due to a net increase in accounts payable and accrued liabilities for the same period last year.
Available revolving credit capacity is primarily used to fund working capital needs. Taking into consideration the most recent borrowing base calculation as of September 30, 2011, which reflects trade receivables, inventory, letters of credit and other outstanding secured indebtedness, available credit capacity consisted of the following:

	Outstanding		Weighted Average
	Borrowings as of	Availability as of	Interest Rate for the Nine
	September 30,	September 30,	Months Ended
Debt type	2011	2011	September 30, 2011
U.S. Revolver A	$31.9	$86.5	1.94%
U.S. Revolver B	27.3	22.7	1.55%
Canadian revolver	—	9.4	3.41%
As of September 30, 2011, the Company had $31.9 million of short-term debt outstanding under its revolving credit facilities. The Company has classified the U.S. Revolver A and Canadian revolver as short-term based on its ability and intent to repay amounts outstanding under these instruments within the next 12 months.
Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations. In addition, the Company has available borrowing capacity, as discussed above.
Capital expenditures for the nine months ended September 30, 2011 were $8.2 million, an increase of $3.1 million compared to the same period last year. Management believes that annual capital expenditures will approximate $12.0 million in 2011, which is $2.0 million less than previously expected.

The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2011	$7.9
2012	8.1
2013 (a)	35.9
2014	9.0
2015	9.6
2016 and beyond	—

Total debt	$70.5

(a)	Includes U.S. Revolver B balance, which is classified as long-term as the Company’s cash projections indicate that amounts outstanding (which are denominated in British pounds) under this instrument are not expected to be repaid within the next 12 months. The maturity date of the credit facility is January 2, 2013.
As of September 30, 2011 the Company remained in compliance with the covenants of its credit agreements, which require it to maintain certain funded debt-to-capital and working capital-to-debt ratios, and a minimum adjusted consolidated net worth, as defined in the Company’s credit agreements and outlined in the table below:

		Actual at
	Requirement per	September 30,
Covenant Description	Credit Agreement	2011
Funded debt-to-capital ratio	less than 0.55	0.20
Working capital-to-debt ratio	greater than 1.0	3.34
Minimum adjusted consolidated net worth	$265.7	$336.9
At September 30, 2011, the Company had $6.7 million of irrevocable letters of credit outstanding which primarily consisted of $3.0 million for collateral associated with commodity hedges and $2.6 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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
(b) Changes in Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2011 that were identified in connection with the evaluation referred to in paragraph (a) above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
During September 2011, the Company reached a final settlement with the United States Department of Commerce, U.S. Bureau of Industry and Security (“BIS”) in connection with alleged export compliance violations on shipments that occurred from 2005 to 2008. The settlement agreement provided for the payment of a civil penalty of $775 and also requires the Company to complete a self-audit of its export controls compliance program over a one year period and submit the results to the BIS.

Item 1A.	Risk Factors
The Company has updated its risk factors to include the following with the implementation of a commodity hedging program in the second quarter of 2011.
Commodity hedging transactions may expose us to loss or limit our potential gains.
We have entered into certain fixed price sales contracts with customers which expose us to risks associated with fluctuations in commodity prices. As part of our risk management program, we may use financial instruments from time-to-time to mitigate all or portions of these risks, including commodity futures, forwards or other derivative instruments. While intended to reduce the effects of the commodity price fluctuations, these transactions may limit our potential gains or expose us to losses. Also, should our counterparties to such transactions fail to honor their obligations due to financial distress we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.

Item 6.	Exhibits

Exhibit No.	Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co. (Registrant)
Date: November 3, 2011	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President — Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-1

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-3

101.INS	XBRL Instance Document (1)

101.SCH	XRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.