Form 10-K
period 2011-12-31
CASTLE A M & CO
filed 2012-03-14
CIK 18172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $276,133,027.

The number of shares outstanding of the registrant’s common stock on March 5, 2012 was 23,009,186 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2012.	Part III

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

INDUSTRY AND MARKET DATA

In this report, we rely on and refer to information and statistics regarding the metal service center industry and general manufacturing markets. We obtained this information and these statistics from sources other than us, such as Purchasing magazine and the Institute for Supply Management, which we have supplemented where necessary with information from publicly available sources and our own internal estimates. We have used these sources and estimates and believe them to be reliable.

PART I

ITEM 1 — Business

In this annual report on Form 10-K, “the Company,” “we” or “our” refer to A. M. Castle & Co., a Maryland corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

Business and Markets

Company Overview

The Company is a specialty metals (90% of net sales) and plastics (10% of net sales) distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining, heavy industrial equipment manufacturing, marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries.

The Company’s corporate headquarters are currently located in Oak Brook, Illinois. The Company has 48 operational service centers located throughout North America (44), Europe (3) and Asia (1). The Company’s service centers hold inventory and process and distribute products to both local and export markets.

Industry and Markets

Service centers act as supply chain intermediaries between primary producers, which deal in bulk quantities in order to achieve economies of scale, and end-users in a variety of industries that require specialized products in significantly smaller quantities and forms. Service centers also manage the differences in lead times that exist in the supply chain. While original equipment manufacturers (“OEM”) and other customers often demand delivery within hours, the lead time required by primary producers can be as long as several months. Service centers also provide value to customers by aggregating purchasing, providing warehousing and distribution services to meet specific customer needs, including demanding delivery times and precise metal specifications.

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

Recent Acquisitions, Expansions and Consolidations

During December 2011, the Company completed its acquisition (the “Acquisition”) of Tube Supply, Inc. (“Tube Supply”), which will expand the Company’s product offerings in the oil and gas industry. Tube Supply will operate as a Limited Liability Corporation. Tube Supply, based in Houston, Texas, is a leading value-added distributor of specialty tubular and bar products for the oil and gas industry. Tube Supply provides high quality products and services primarily to the North American oilfield equipment manufacturing industry. Tube Supply operates two service centers, which are located in Houston, Texas and Edmonton, Alberta. The results of Tube Supply are included in the Company’s Metals segment.

Procurement

The Company purchases metals and plastics from many producers. Material is purchased in large lots and stocked at its service centers until sold, usually in smaller quantities and typically with some value-added processing services performed. The Company’s ability to provide quick delivery of a wide variety of specialty metals and plastic products, along with its processing capabilities and supply chain management solutions, allows customers to lower their own inventory investment by reducing their need to order the large quantities required by producers and their need to perform additional material processing services. Some of the Company’s purchases are covered by long-term contracts and commitments, which generally have corresponding customer sales agreements.

Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Deliveries are made principally by the Company’s fleet contracted through third party logistics providers. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.

At December 31, 2011, the Company had 1,781 full-time employees. Of these, approximately 300 are represented by collective bargaining units, principally the United Steelworkers of America and International Brotherhood of Teamsters.

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

In the last three years, the percentages of total sales of the two segments were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Metals	90%	89%	89%
Plastics	10%	11%	11%

	100%	100%	100%

Metals Segment

In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, nickel, stainless steel, carbon and titanium. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, a service center is equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, and sheet shearing equipment.

The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. Our customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms.

The Company’s broad network of locations provides same or next-day delivery to most of the segment’s markets, and two-day delivery to substantially all of the remaining markets.

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

The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), automotive, marine, office furniture and fixtures, safety products, life sciences applications, and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.

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

ITEM 1A — Risk Factors

Our business, financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. The risks described below are not the only risks we face. Any of the following risks, as well as other risks and uncertainties not currently known to us or that we currently consider to be immaterial, could materially and adversely affect our business, financial condition, results of operations, or cash flows.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt instruments.

We have substantial debt service obligations. As of December 31, 2011, we had approximately $318.0 million of total debt outstanding, of which $260.5 million is secured. As of December 31, 2011, the Company had approximately $55.3 million of availability under our revolving credit facility. Subject to restrictions contained in the debt instruments, we may incur additional indebtedness.

Our substantial level of indebtedness could have important consequences to you and significant effects on our business, including the following:

•	it may be more difficult for us to satisfy our financial obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to use for operations and other purposes;

•	our ability to fund a change of control offer under our debt instruments may be limited;

•	our substantial level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our substantial level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operations and, in the case of our indebtedness, from the refinancing thereof. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our debt instruments impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

Our debt agreements impose, and future debt agreements may impose, operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness unless certain financial tests are satisfied or issue disqualified capital stock;

•	pay dividends, redeem subordinated debt or make other restricted payments;

•	make certain investments or acquisitions;

•	issue stock of subsidiaries;

•	grant or permit certain liens on our assets;

•	enter into certain transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets;

•	incur dividend or other payment restrictions affecting certain of our subsidiaries;

•	transfer, sell or acquire assets, including capital stock of our subsidiaries; and

•	change the business we conduct.

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and may not be able to continue our operations as planned.

We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our annual debt service obligations until December 2015, when our revolving credit facility is scheduled to mature, will be primarily limited to interest payments on our outstanding debt securities, with an aggregate principal amount of $282.5 million, and on borrowings under our $100 million revolving credit facility of $35.5 million as of December 31, 2011. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated levels of revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous borrowing covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of principal and interest on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our future operating results depend on the volatility of the prices of metals and plastics, which could cause our results to be adversely affected.

The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals and plastics prices decline, we would generally expect lower sales and possibly lower net income, depending on the timing of the price changes and the ability to pass price changes on to our customers. To the extent we are not able to pass on to our customers any increases in our raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals and plastics in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain financial covenants contained in our debt instruments, as well as result in us incurring impairment charges.

Disruptions or shortages in the supply of raw materials could adversely affect our operating results and our ability to meet our customers’ demands.

Our business requires materials that are sourced from third party suppliers. If for any reason our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our operating results could suffer. Unforeseen disruptions in our supply bases could materially impact our ability to deliver products to customers. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting metals and plastics producers, or suppliers may be unwilling or unable to meet our demand due to industry supply conditions generally. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our operating results. To the extent we have quoted prices to customers and accepted orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials to our customers.

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

Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, oil and gas and heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sector of the North American economy.

A portion of our sales, particularly in the aerospace industry, are related to contracts awarded to our customers under various U.S. Government defense-related programs. Significant changes in defense spending, or in government priorities and requirements could impact the funding, or the timing of funding, of those defense programs, which could negatively impact our results of operations and financial condition.

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

We rely upon our suppliers as to the specifications of the metals we purchase from them.

We rely on mill certifications that attest to the physical and chemical specifications of the metal received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals. We rely on our customers to notify us of any metal that does not conform to the specifications certified by the supplying mill. Although our primary sources of products have been domestic mills, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub-standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.

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

We are susceptible to macroeconomic downturns in the United States and abroad which have had, and in the future may continue to have, an adverse effect on demand for our products and consequently our operating results, financial condition and cash flows. Future negative economic conditions, as well as a slow recovery period, could lead to reduced demand for our products, increased price competition, reduced gross margins, increased risk of obsolete inventories and higher operating costs as a percentage of revenue.

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

Although a substantial majority of our business activity takes place in the United States, we serve and operate in certain international markets, which expose us to political, economic and currency related risks, including the potential for adverse change in the local political or social climate or in government policies, laws and regulations, difficulty staffing and managing geographically diverse operations, restrictions on imports and exports or sources of supply, and change in duties and taxes. We operate in Canada, Mexico, France, and the United Kingdom, with limited operations in Singapore and China. An act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. In addition, acts of crime or violence in these international markets (for example, in Mexico) could adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse effect on our operating results.

We may not be able to successfully integrate Tube Supply’s operations with our operations, which could cause our businesses to suffer.

On December 15, 2011, we acquired Tube Supply, Inc. In order to obtain all of the anticipated benefits of the acquisition, we and Tube Supply will need to combine and integrate the businesses and operations of our separate companies. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the diverse business practices and operations of our company and Tube Supply. The integration process may divert the attention of the combined company’s executive officers and management from day-to-day operations and disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us and Tube Supply. The failure of the combined company, to meet the challenges involved in successfully integrating our operations or otherwise to realize any of the anticipated benefits of the combination could cause an interruption of, or a loss of momentum in, the activities of the combined companies and could adversely affect our results of operations.

We may not be able to realize the benefits we anticipate from our acquisitions, including the Tube Supply acquisition.

We intend to continue to seek attractive opportunities to acquire businesses in the future. Achieving the benefits of these acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of the acquired businesses. Factors that could affect our ability to achieve the benefits we anticipate from our acquisition include:

•	Difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;

•	the failure of the acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our business units and the acquired businesses;

•	the loss of the acquired businesses’ customers; and

•	cyclicality of business.

The presence of any of the above factors individually or in combination could result in future impairment charges against the assets of the acquired businesses. If the acquired businesses do not operate as we anticipate, it could adversely affect our operating results and financial condition. As a result, there can be no assurance that the acquisitions, including the Tube Supply acquisition, will be successful or will not, in fact, adversely affect our business.

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

We are implementing new enterprise-wide resources planning (“ERP”) systems over a period of several years. While we have completed the conversions of substantially all of our North American and European locations onto the new ERP system, we can provide no assurance that the continued phased-implementation at our remaining facilities, including Tube Supply, will be successful or will occur as planned. Difficulties associated with the design and implementation of the new ERP system could adversely affect our business, our customer service and our operating results.

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

As of December 31, 2011, approximately 17% of our U.S. employees were represented by unions under collective bargaining agreements, including hourly warehouse employees at our primary distribution center in Franklin Park, Illinois. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the union to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our operating results and financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and adversely affect our operating results.

Market volatility could result in future asset impairments, which could have an adverse effect on our operating results.

We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We review the recoverability of definite lived intangible assets and other long-lived assets whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of these calculations may be affected by the current or further declines in the market conditions for our products, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which will have an adverse effect on our operating results and our ability to remain in compliance with certain financial covenants contained in our debt instruments.

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

Potential environmental legislative and regulatory actions could impose significant costs on the operations of our customers and suppliers, which could have a material adverse impact on our results of operations, financial condition and cash flows.

Climate change regulation or some form of legislation aimed at reducing greenhouse gas (“GHG”) emissions is currently being considered in the United States as well as globally. As a metals and plastics distributor, our operations do not emit significant amounts of GHG. However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG regulations may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations.

The Tube Supply acquisition significantly extends our exposure in the oil and gas sector to customers who utilize non-traditional drilling techniques, including hydraulic fracturing. Hydraulic fracturing is an important and commonly used process for the completion of natural gas, and to a lesser extent, oil wells in shale formations. Certain environmental and other groups have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The U.S. Congress and various state and local governments are considering increased regulatory oversight of the hydraulic fracturing process, including through additional permit requirements, operational restrictions, reporting obligations and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. We cannot predict whether such laws or regulations will be enacted and, if so, what actions any such laws or regulations would require or prohibit. Additional levels of regulatory oversight on, or otherwise limiting, the hydraulic fracturing process could subject the business and operations of our oil and gas customers to delays, increased operating costs and process prohibitions, and indirectly impact our oil and gas business through reduced demand for our products.

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

Patrick J. Herbert, III, one of our directors, may be deemed to beneficially own approximately 23% of our common stock. Accordingly, Mr. Herbert and his affiliates may have the voting power to substantially control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial us.

We have various mechanisms in place that may prevent a change in control that stockholders may otherwise consider favorable.

In addition to the high concentration of insider ownership described above, our charter and by-laws and the Maryland General Corporation Law, or the MGCL, include provisions that may be deemed to have antitakeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider to be in their best interests. For example, the MGCL, our charter and bylaws require the approval of the holders of two-thirds of the votes entitled to be cast on the matter to amend our charter (unless our Board of Directors has unanimously approved the amendment, in which case the approval of the holders of a majority of such votes is required), contain certain advance notice procedures for nominating candidates for election to our Board of Directors, and permit our Board of Directors to issue up to 9.988 million shares of preferred stock.

Furthermore, we are subject to the anti-takeover provisions of the MGCL that prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of five years after the date of the transaction in which the person first becomes an “interested stockholder,” unless the business combination or stockholder interest is approved in a prescribed manner. The application of these and certain other provisions of our charter could have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

The provisions of our debt instruments contain limitations on our ability to enter into change of control transactions. In addition, the repurchase rights in our 7.0% convertible senior notes due 2017 (“Convertible Notes”) triggered by the occurrence of a “fundamental change” (as defined in the indenture for the Convertible Notes), and the additional shares of our common stock by which the conversion rate is increased in connection with certain fundamental change transactions, as described in the indenture for the Convertible Notes, could discourage a potential acquirer.

We may not have the cash necessary to satisfy our cash obligations under our Convertible Notes.

As of December 31, 2011, we had approximately $57.5 million of aggregate principal amount outstanding under the Convertible Notes. The Convertible Notes bear cash interest semiannually at a rate of 7.00% per year, and mature on December 15, 2017. Upon the occurrence of a fundamental change (as defined in the indenture for the Convertible Notes), we may be required to repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. Furthermore, in the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at their option at any time during specified periods. Under certain listing standards of the New York Stock Exchange, where our common stock is listed, we must obtain the approval of our shareholders before issuing securities that are convertible into common stock, such as the Convertible Notes, if the common stock has, or will have upon issuance, voting power equal to or in excess of 20% of the voting power outstanding before the issuance of such securities or the number of shares of common stock to be issued is, or will upon issuance be, equal to or in excess of 20% of the number of shares of common stock outstanding before issuance of the securities (together, the “Share Cap”). Further, we do not have enough shares of our common stock authorized and available for issuance to satisfy conversions of the Convertible Notes fully in shares of our common stock. Any increase in the number of shares of our common stock authorized and available for issuance would require shareholder approval. Neither shareholder approval was obtained prior to the issuance of the Convertible Notes. Unless and until we obtain shareholder approval of the issuance of shares of our common stock in excess of the Share Cap upon conversion of the Convertible Notes and shareholder approval of the increase in the number of shares of our common stock authorized and available for issuance upon conversion of the Convertible Notes, if the Convertible Notes are converted, we may not elect physical settlement or combination settlement of any conversion of Convertible Notes if such election would result in the issuance (taking into account all prior or concurrent Convertible Note conversions) of more than 19.99% of our common stock outstanding immediately before the issuance of the Convertible Notes. In such circumstance, we would be required to pay cash to satisfy our settlement obligations. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to issue shares of common stock and to make cash payments to satisfy our obligations described above would trigger an event of default under the Convertible Notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.

The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, and we elect or are deemed to have elected cash settlement or combination settlement, we would be required to pay cash to satisfy all or a portion of our conversion obligation for such Convertible Notes, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

ITEM 1B — Unresolved Staff Comments

None.

ITEM 2 — Properties

The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

	September 30,
	Approximate
	Floor Area in
Locations	Square Feet

Metals Segment
North America
Bedford Heights, Ohio	374,400	(1)
Birmingham, Alabama	76,000	(1)
Blaine, Minnesota	65,200	(1)
Charlotte, North Carolina	116,500	(1)
Edmonton, Alberta	87,103
Fairless Hills, Pennsylvania	71,600	(1)
Franklin Park, Illinois	522,600	(1)
Gardena, California	117,000
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	383,100	(3)
Kansas City, Missouri	118,000
Kennesaw, Georgia	87,500
Kent, Washington	53,000
Lafayette, Louisiana	5,000
Mississauga, Ontario	60,000
Orange, Connecticut	57,389
Paramount, California	155,500
Point Claire, Quebec	38,760
Santa Cantarina, Nuevo Leon, Mexico	55,000
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Twinsburg, Ohio	120,000
Wichita, Kansas	148,800
Worcester, Massachusetts	53,500	(1)

Europe (3)
Blackburn, England	62,139
Letchworth, England	40,000
Montoir de Bretagne, France	38,944

Asia
Shanghai, China	45,700

Sales Offices
Bilbao, Spain	(Intentionally left blank	)
Fairfield, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Singapore
Tulsa, Oklahoma

Total Metals Segment	3,398,735

	September 30,
	Approximate
	Floor Area in
Locations	Square Feet

Plastics Segment
Baltimore, Maryland	24,000
Cleveland, Ohio	8,600
Cranston, Rhode Island	14,990
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,900
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	81,000
Knoxville, Tennessee	16,530
Maple Shade, New Jersey	12,480
Mt. Vernon, New York	30,000
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,600
Tampa, Florida	17,700
Worcester, Massachusetts	2,500	(1)

Total Plastics Segment	421,900

Headquarters

Oak Brook, Illinois	39,360	(2)

GRAND TOTAL	3,859,995

(1)	Represents owned facility.

(2)	The Company’s principal executive offices do not include a distribution or sales office.

(3)	Represents two leased facilities (274,000 square feet) and one owned facility (109,100 square feet).

ITEM 3 — Legal Proceedings

(Amounts in thousands)

The Company is party to a variety of legal proceedings arising from the operation of its business. These proceedings are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of management, based upon the information available at this time, that the currently expected outcome of these proceedings will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

In 2011, the Company determined that it inadvertently exported certain aluminum alloy bar that are listed on the U.S. Bureau of Industry and Security’s (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The exports, which occurred in 2011, had a total transaction value of approximately $13 and were made without export licenses. The exports involved shipments to the Company’s wholly-owned subsidiary in China and to a customer in the Philippines. In response thereto, the Company submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. The Company previously disclosed similar incidents to BIS in 2008, which were resolved in September 2011 through the payment of a $775 civil penalty and a commitment to satisfy certain compliance and reporting obligations. If it is determined that the Company failed to comply with the applicable U.S. export regulations, the OEE could assess additional monetary penalties, restrict export privileges or provide an administrative warning. While the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of management, based on the information available at this time, that the outcome of this matter will not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 4 — Mine Safety Disclosures

Not applicable.

Executive Officers of The Registrant

The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 5, 2012.

	September 30,	September 30,
Name and Title	Age	Business Experience
Michael H. Goldberg President and Chief Executive Officer	58	Mr. Goldberg was elected President and Chief Executive Officer in 2006. Prior to joining the registrant, he was Executive Vice President of Integris Metals (an aluminum and stainless steel metal service center) from 2001 to 2005. From 1998 to 2001, Mr. Goldberg was Executive Vice President of North American Metals Distribution Group, a division of Rio Algom LTD.

Scott F. Stephens Vice President, Chief Financial Officer and Treasurer	42	Mr. Stephens began his employment with the registrant in 2008 and was elected to the position of Vice President, Chief Financial Officer, and Treasurer. Formerly, he served as the CFO of Lawson Products, Inc. (a distributor of services, systems and products to the MRO and OEM marketplace) since 2004, and CFO of The Wormser Company from 2001 to 2004.

Patrick R. Anderson Vice President, Corporate Controller and Chief Accounting Officer	40	Mr. Anderson began his employment with the registrant in 2007 and was appointed to the position of Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed as a Senior Manager with Deloitte & Touche LLP (a global accounting firm) where he was employed from 1994 to 2007.

	September 30,	September 30,
Name and Title	Age	Business Experience
Albert J. Biemer Vice President, Corporate Supply Chain	50	Mr. Biemer began his employment with the registrant in 2001 and was appointed to the position of Vice President – Supply Chain. He was appointed Vice President, ERP Business Executive in 2007 and in 2010 was appointed as Vice President – Corporate Supply Chain. Prior to joining the registrant, he was employed as Vice President – Logistics for CSC, Ltd (a producer of carbon and alloy bar) since 2000.

Kevin B. Coughlin Vice President, Operations	61	Mr. Coughlin began his employment with the registrant in 2005 and was appointed to the position of Vice President-Operations. Prior to joining the registrant he was Director of Commercial Vehicle Electronics and Automotive Starter Motor Groups for Robert Bosch-North America from 2001 to 2004 and Vice President of Logistics and Services for the Skill-Bosch Power Tool Company from 1997 to 2000.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	49	Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.

Kevin H. Glynn Vice President and Chief Information Officer	48	Mr. Glynn began his employment with the registrant in 2010 as the Interim Chief Information Officer. In January 2011 he was appointed Vice President and Chief Information Officer. Prior to joining the registrant, he was employed as a Managing Principal at Laminar Group LLC (a management consulting company) from 2009 to 2010, Chief Operating Officer at IRON Solutions, Inc. (an information technology company specializing in data, software and media services for the agriculture equipment market) from 2008 to 2009 and as Senior Vice President and Chief Information Officer at CNH America, LLC (a manufacturer of agricultural and construction equipment) from 2006 to 2007.

G. Nicholas Jones Vice President and President, Castle Metals Oil & Gas	44	Mr. Jones began his employment with the registrant in 2010 and was appointed to the position of Vice President, President Castle Metals Oil & Gas. Prior to beginning employment with the registrant, he was Vice President and GM – Eastern Hemisphere for Energy Alloys LLC (a global supplier of oilfield metals, services and solutions) since 2004.

Robert J. Perna Vice President, General Counsel and Secretary	48	Mr. Perna began his employment with the registrant in 2008 and was elected to the position of Vice President-General Counsel and Secretary. Prior to joining the registrant he was General Counsel, North America, CNH America, LLC (a manufacturer of agricultural and construction equipment) since 2007, and he also served as Associate General Counsel and Corporate Secretary for Navistar International Corporation (a manufacturer of commercial trucks and diesel engines) since 2001.

	September 30,	September 30,
Name and Title	Age	Business Experience

James R. Callan Vice President and President, Castle Metals Aerospace	43	Mr. Callan began his employment with the Company in 2011 and was appointed to the position of Vice President of the Company and President of Castle Metals Aerospace. Prior to beginning employment with the Company, he was General Manager, Aerospace and Defense, for The Timken Company (a global manufacturer of bearings, alloy steels, and related components and assemblies) from 2007 to 2011, and from 2003 to 2007 was Global Manager, Mobile Industries – Rail at the Timken Company.

Blain A. Tiffany Vice President and President, Castle Metals	53	Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003, Vice President – Regional Manager in 2005 and in 2006 was appointed to the position of Vice President – Sales. In 2007 Mr. Tiffany was appointed to the position of Vice President of the registrant and President of Castle Metals Plate. In 2009 Mr. Tiffany was elected to the position of Vice President of the registrant and President of Castle Metals Aerospace. In 2011, Mr. Tiffany was appointed to the position of Vice President of the registrant, President of Castle Metals.

PART II

ITEM 5 —	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of March 5, 2012 there were approximately 904 shareholders of record. Payment of cash dividends and repurchase of common stock are currently limited due to restrictions contained in the Company’s debt agreements. No cash dividends were paid on the Company’s common stock in 2011 and 2010. We may consider paying cash dividends on the Company common stock at some point in the future, subject to the limitations described above. Any future payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition, restrictions under the Company’s debt instruments, and such other factors as the Board of Directors may consider.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.

The table below presents shares of the Company’s common stock which were acquired by the Company during the quarter ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	43,310	$9.46	—	—

Total	43,310	$9.46	—	—

(1)	The total number of shares purchased represents shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share awards made pursuant to the Company’s 2009 Long-Term Incentive Plan.

The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Low	High	Low	High
First Quarter	$15.14	$19.29	$9.55	$14.19
Second Quarter	$15.25	$19.24	$12.17	$19.29
Third Quarter	$10.37	$18.46	$12.66	$16.09
Fourth Quarter	$7.85	$14.91	$13.11	$19.20

The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2011, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group index. The comparison in the graph assumes the investment of $100 on December 31, 2006. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested, and reflect market capitalization weighting. The graph does not forecast future performance of our common stock. The Company moved to a new peer group index during 2010 in conjunction with the establishment of a relative total shareholder return performance measure under the Company’s long term compensation plan. The Company believes this new peer group provides a more meaningful comparison of our stock performance. The new peer group index is made up of companies in the metals industry or in the industrial products distribution business, although not all of the companies included in the new peer group index participate in all of the lines of business in which the Company is engaged and some of the companies included in the peer group index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies in the peer group are quite different from that of the Company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among A.M. Castle & Co., the S&P 500 Index, and a Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	12/06	12/07	12/08	12/09	12/10	12/11
A. M. Castle & Co.	$100.00	$107.74	$43.44	$55.27	$74.33	$38.19
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group (a)	100.00	129.62	66.71	90.48	110.04	99.12

(a)	The Peer Group Index consists of the following companies: AEP Industries Inc.; AK Steel Holding Corp.; Allegheny Technologies Inc.; Amcol International Corp.; Applied Industrial Technologies Inc.; Carpenter Technology Corp.; Cliffs Natural Resources Inc.; Commercial Metals Company; Fastenal Company; Gibraltar Industries Inc.; Haynes International Inc.; Kaman Corp.; Lawson Products Inc.; MSC Industrial Direct Company Inc.; Nucor Corp.; Olin Corp.; Olympic Steel, Inc.; Quanex Building Products Corp.; Reliance Steel & Aluminum Co.; RTI International Metals Inc.; Schnitzer Steel Industries Inc.; Steel Dynamics Inc.; Stillwater Mining Company; Texas Industries Inc.; United States Steel Corp.; and Worthington Industries Inc.

ITEM 6 —	Selected Financial Data

The Selected Financial Data in the table below includes the results of the December 2011 and January 2008 acquisitions of Tube Supply and Metals U.K., respectively, and the October 2007 divestiture of Metal Express.

	September 30,	September 30,	September 30,	September 30,	September 30,
(dollars in millions, except per share data)	2011	2010	2009	2008	2007
For the year ended December 31:
Net sales	$1,132.4	$943.7	$812.6	$1,501.0	$1,420.4
Equity in earnings of joint venture	11.7	5.6	0.4	8.8	5.3
Net (loss) income from continuing operations	(1.8)	(5.6)	(26.9)	(17.1)	51.8
Basic (loss) earnings per common share from continuing operations	(0.08)	(0.25)	(1.18)	(0.76)	2.49
Diluted (loss) earnings per common share from continuing operations	(0.08)	(0.25)	(1.18)	(0.76)	2.41
Cash dividends declared per common share	—	—	0.06	0.24	0.24
As of December 31:
Total assets	822.3	529.4	558.0	679.0	677.0
Long-term debt, less current portion	314.2	61.1	67.7	75.0	60.7
Total debt	314.9	69.1	89.2	117.1	86.5
Total stockholders’ equity	312.3	313.5	318.2	347.3	385.1

ITEM 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE OVERVIEW

The Company’s strategy is to become the foremost global provider of specialty metals products and services and specialized supply chain solutions to targeted global industries.

During 2011, the following significant events occurred which impacted the Company’s operations and/or financial results:

•	Acquisition of Tube Supply, Inc. (“Tube Supply”) in the fourth quarter of 2011;

•

Issuance of $225.0 million aggregate principal amount of 12.75% Senior Secured Notes, $57.5 million aggregate principal amount of 7.0% Convertible Senior Notes, and a $100.0 million senior secured asset based revolving credit facility in order to refinance existing debt and finance the acquisition of Tube Supply;

•	Implementation of the Company’s ERP system at several international locations including Mexico, United Kingdom, and France;

•	Expansion of the Company’s operations in Mexico to nearly double the size of the existing facility was substantially completed;

•	Demand for the Company’s products increased in light of improvements in the overall economy resulting in a 20.0% increase in sales over 2010; and

•	Reduction in average Days’ Sales in Inventories (“DSI”) of approximately 14 days from 2010 to 2011.

Recent Market and Pricing Trends

The Company experienced increased demand from its customer base during 2011 in both the Metals and Plastics segments, reflecting the improvement in the overall global economy compared to 2010. Industry data indicates that U.S. service center steel and aluminum shipments were higher by 14% to 15% during 2011 compared to 2010 levels. Due to the late-cycle nature of the Company’s targeted customers, results typically lag the general economic cycle by twelve months. Key end-use markets that experienced significant increases in demand in the Company’s Metals segment include oil and gas, mining and heavy equipment and general industrial markets. The Plastics segment experienced increased demand across virtually all key end-use markets with particular strength experienced in the automotive sector compared to 2010.

Pricing across the majority of the Company’s markets strengthened throughout the first half of the year and were steady thereafter, albeit with the usual volatility as a result of fluctuating commodity costs. The combination of factors above positively impacted the Company’s operating results during 2011.

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

Current Business Outlook

Management uses the Purchasing Managers Index (‘PMI’) provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2009 through the fourth quarter of 2011. Generally speaking, according to the ISM, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

	September 30,	September 30,	September 30,	September 30,
YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2009	35.9	42.6	51.5	54.6
2010	58.2	58.8	55.4	56.8
2011	61.1	56.4	51.0	52.4

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

Cost of Materials — Cost of materials consists of the costs that the Company pays suppliers for metals, plastics and related inbound freight charges, excluding depreciation and amortization which are included in operating costs and expenses discussed below. The Company accounts for inventory primarily on a last-in-first-out (“LIFO”) basis. LIFO adjustments are calculated as of December 31 of each year. The Company may enter into hedges to mitigate the risk associated with commodity price fluctuations. Gains and losses which result from marking the hedge contracts to market are recorded in cost of materials.

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

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.

2011 Results Compared to 2010

Consolidated results by business segment are summarized in the following table for years 2011 and 2010.

Operating Results by Segment

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Fav / (Unfav)
	2011	2010	$ Change	% Change
Net Sales
Metals	$1,014.2	$841.1	$173.1	20.6%
Plastics	118.2	102.6	15.6	15.2%

Total Net Sales	$1,132.4	$943.7	$188.7	20.0%

Cost of Materials
Metals	$763.0	$631.1	$(131.9)	(20.9)%
% of Metals Sales	75.2%	75.0%
Plastics	82.6	69.8	(12.8)	(18.3)%
% of Plastics Sales	69.9%	68.0%

Total Cost of Materials	$845.6	$700.9	$(144.7)	(20.6)%
% of Total Sales	74.7%	74.3%

Operating Costs and Expenses
Metals	$237.7	$215.5	$(22.2)	(10.3)%
Plastics	32.7	29.3	(3.4)	(11.6)%
Other	11.2	7.4	(3.8)	(51.4)%

Total Operating Costs & Expenses	$281.6	$252.2	$(29.4)	(11.7)%
% of Total Sales	24.9%	26.7%

Operating Income (Loss)
Metals	$13.5	$(5.5)	$19.0	345.5%
% of Metals Sales	1.3%	(0.7)%
Plastics	2.9	3.6	(0.7)	(19.4)%
% of Plastics Sales	2.5%	3.5%
Other	(11.2)	(7.4)	(3.8)	(51.4)%

Total Operating Income (Loss)	$5.2	$(9.3)	$14.5	155.9%
% of Total Sales	0.5%	(1.0)%

“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:

Consolidated net sales were $1,132.4 million in 2011, an increase of $188.7 million, or 20.0%, versus 2010. Metals segment net sales during 2011 of $1,014.2 million were $173.1 million, or 20.6%, higher than 2010. Tube Supply contributed net sales of $7.6 million for the two-week period ended December 31, 2011. Higher net sales were primarily the result of higher shipping volumes. Average tons sold per day, excluding Tube Supply, increased 18.1% compared to the prior year. The increase in demand experienced in 2011 was driven primarily by SBQ bar, alloy bar, carbon and alloy plate, stainless and tubing products. Key end-use markets that experienced increased demand in 2011 compared to 2010 include oil and gas, mining and heavy equipment and general industrial markets.

Plastics segment net sales during 2011 of $118.2 million were $15.6 million, or 15.2%, higher than 2010 primarily due to higher overall pricing and, to a lesser extent, increased sales volume. The Plastics business experienced increased sales volume during 2011 reflecting strength in the automotive and office furniture end-use markets compared to 2010.

Cost of Materials:

Cost of materials (exclusive of depreciation and amortization) were $845.6 million, an increase of $144.7 million, or 20.6%, compared to 2010. Material costs for the Metals segment were $763.0 million or 75.2% as a percent of net sales compared to $631.1 million or 75.0% as a percent of net sales in 2010. Tube Supply cost of materials were $5.3 million for the two-week period ended December 31, 2011. During 2011, the Company implemented a commodity hedging program to mitigate the risks associated with certain commodity price fluctuations. The 2011 results include a $2.4 million charge associated with the mark-to-market adjustment for forward contracts related to the commodity hedging program compared to no charge in 2010. The Metals segment recorded LIFO expense of $15.1 million in 2011 compared to $7.7 million in 2010. The remaining increase in cost of materials for the Metals segment is consistent with the sales volume increase year-over-year.

Material costs for the Plastics segment were 69.9% as a percent of net sales in 2011 as compared to 68.0% for the same period last year. The Plastics segment recorded LIFO expense of $0.9 million in 2011 compared to $0.3 million in 2010.

During 2010, a reduction in inventories resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. On a consolidated basis, cost of materials for 2010 were lower by $12.5 million as a result of the liquidations.

Operating Expenses and Operating Income (Loss):

Operating costs and expenses increased $29.4 million, or 11.7%, compared to last year. Operating costs and expenses for 2011 were $281.6 million, or 24.9% as a percent of net sales, compared to $252.2 million, or 26.7% as a percent of net sales last year. Operating costs and expenses in 2011 include a $0.9 million charge for export penalties related to product shipments that occurred from 2005 to 2008 and in 2011 compared to no charge in 2010. Additionally, there were no facility consolidation charges during 2011 compared to $2.4 million in 2010.

Full workweeks and 401(k) matching contributions were reinstated in January and April 2010, respectively, resulting in overall increases in payroll related costs in 2011 compared to 2010. Additionally, effective July 1, 2011, the Company’s 401(k) matching contribution was increased to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation. Effective July 1, 2011, the Company’s fixed contribution of 4% of eligible earnings for all employees was eliminated. Other factors that contributed to increased payroll related costs in 2011 compared to 2010 included merit increases and headcount increases.

In addition to payroll related costs, there were costs associated with the acquisition of Tube Supply in December 2011 of $4.3 million, as well as Tube Supply activity for the two-week period ended December 31, 2011 that contributed $0.9 million to the overall increase.

The $29.4 million increase in operating expenses in 2011 compared to 2010 primarily relates to the following:

•

Warehouse, processing and delivery costs increased by $11.6 million of which $4.1 million is due to increased compensation and benefits expenses as a result of headcount, merit and healthcare cost increases and $7.2 million is the result of increases in charges associated with higher sales volumes, such as warehouse, packing and shipping supplies, repairs and maintenance, utilities, outside services, overtime wages and temporary help. The warehouse, processing and delivery cost increase associated with Tube Supply for the two-week period ended December 31, 2011 amounted to $0.3 million;

•

Sales, general and administrative costs increased by $17.9 million. The increase is primarily comprised of $4.3 million of direct acquisition-related costs, $7.1 million as a result of headcount, merit and healthcare cost increases and a $0.9 million charge for export penalties related to product shipments that occurred from 2005 to 2008 and in 2011. The sales, general and administrative cost increase associated with Tube Supply for the two-week period ended December 31, 2011 amounted to $0.3 million. The balance of the difference relates other administrative expenses including training, travel and insurance; and

•

Depreciation and amortization expense decreased $0.1 million in 2011 compared to 2010. The depreciation and amortization expense for Tube Supply for the two-week period ended December 31, 2011 amounted to $0.3 million.

Consolidated operating income for 2011 was $5.2 million compared to operating loss of $9.3 million in 2010.

Other Income and Expense, Income Taxes and Net Loss:

Interest expense was $13.7 million in 2011, an increase of $8.7 million versus 2010 as a result of charges associated with refinancing the Company’s debt in conjunction with the Tube Supply acquisition. The Company issued $225.0 million of senior secured notes and $57.5 million of convertible senior notes and entered into a $100.0 million senior secured asset based revolving credit facility.

Interest expense for 2011 includes the following charges:

•

Non-cash interest charge of $4.0 million associated with the mark-to-market adjustment for the derivative liability component of the convertible notes, which is not deductible for federal income tax purposes;

•	Non-cash interest charge of $0.2 million for the amortization of new debt origination fees;

•	Interest on new debt of $1.6 million; and

•	Underwriting fees of $3.4 million associated with the debt financing.

In addition to increased interest expense, there was a loss on extinguishment of the Company’s existing long-term notes of $6.2 million, which is comprised of a non-cash charge of $0.9 million for the write-off of existing debt issuance costs and $5.2 million for the fees associated with the prepayment of the notes.

The Company recorded a tax benefit of $1.1 million in 2011 compared to a tax benefit of $3.1 million in 2010. The Company’s effective tax rate is expressed as ‘Income tax benefit’ (which includes tax expense on the Company’s share of joint venture earnings) as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for 2011 and 2010 was 7.7% and 21.7%, respectively. The change in the tax rate was due primarily to the additional income tax on joint venture income compared to 2010 and the non-deductibility of the mark-to-market charge on the derivative liability component of the convertible notes.

Equity in earnings of the Company’s joint venture was $11.7 million in 2011 compared to $5.6 million in 2010. The increase is a result of higher demand in virtually all of the joint venture’s end-use markets, most notably the oil and gas and automotive sectors, and higher pricing compared to last year.

Consolidated net loss for 2011 was $1.8 million, or $0.08 per diluted share, compared to net loss of $5.6 million, or $0.25 per diluted share, for 2010.

2010 Results Compared to 2009

Consolidated results by business segment are summarized in the following table for years 2010 and 2009.

Operating Results by Segment

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Fav / (Unfav)
	2010	2009	$ Change	% Change
Net Sales
Metals	$841.1	$726.2	$114.9	15.8%
Plastics	102.6	86.4	16.2	18.8%

Total Net Sales	$943.7	$812.6	$131.1	16.1%

Cost of Materials
Metals	$631.1	$551.9	$(79.2)	(14.4)%
% of Metals Sales	75.0%	76.0%
Plastics	69.8	59.4	(10.4)	(17.5)%
% of Plastics Sales	68.0%	68.8%

Total Cost of Materials	$700.9	$611.3	$(89.6)	(14.7)%
% of Total Sales	74.3%	75.2%

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,		Fav / (Unfav)
	2010	2009	$ Change	% Change

Operating Costs and Expenses
Metals	$215.5	$206.4	$(9.1)	(4.4)%
Plastics	29.3	26.7	(2.6)	(9.7)%
Other	7.4	5.3	(2.1)	(39.6)%

Total Operating Costs & Expenses	$252.2	$238.4	$(13.8)	(5.8)%
% of Total Sales	26.7%	29.3%

Operating (Loss) Income
Metals	$(5.5)	$(32.1)	$26.6	82.9%
% of Metals Sales	(0.7)%	(4.4)%
Plastics	3.6	0.3	3.3	1100%
% of Plastics Sales	3.5%	0.3%
Other	(7.4)	(5.3)	(2.1)	(39.6)%

Total Operating (Loss)	$(9.3)	$(37.1)	$27.8	74.9%
% of Total Sales	(1.0)%	(4.6)%

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6.2 million for the year ended December 31, 2011 and increased by $8.4 million and $13.0 million for the years-ended December 31, 2010 and 2009, respectively.

The Company’s principal sources of liquidity are earnings from operations, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives. In times of economic downturn the Company typically has generated significant cash flow from operations due to net reductions in working capital while during times of economic prosperity, the Company typically has utilized cash flow from operations to fund net working capital increases to support the business growth. Cash used in operations for the year-ended December 31, 2011 was $46.3 million compared to cash provided from operations of $34.4 million for the year-ended December 31, 2010 and $53.1 million for the year-ended December 31, 2009. The change in 2011 is due to the Company focusing on increasing working capital levels to support higher sales levels during the year and expected in 2012. Specific components of this change are highlighted below:

•

Net sales exceeded cash receipts from customers resulting in a $26.4 million cash flow impact due to an increase in accounts receivables compared to a $22.5 million cash flow impact due to an increase in accounts receivable for 2010. Net sales increased 20.0% from 2010. Average receivable days outstanding was 50.3 days for 2011 and 49.9 for 2010.

•

Inventory purchases exceeded sales of inventory resulting in a $39.4 million cash flow impact due to an increase in inventory compared to a $39.7 million cash flow impact due to a decrease in inventory in 2010. Average days sales in inventory was 128.5 days for 2011 verses 142.9 days for 2010.

•

Purchases exceeded cash paid for inventories and other goods and services resulting in a $9.7 million cash flow impact due to a net increase in accounts payable and accrued liabilities compared to a $0.3 million cash flow impact due to a net decrease in accounts payable and accrued liabilities for 2010.

•	The Company received its 2009 federal income tax refund of approximately $6.3 million during January 2011.

In 2010 and 2009, respectively, the Company was generating cash from net reductions in working capital due to the Company recovering from the global economic crisis.

In December 2011, in conjunction with the acquisition of Tube Supply, the Company issued $225.0 million aggregate principal amount of 12.75% Senior Secured Notes due 2016, $57.5 million aggregate principal amount of 7.0% Convertible Senior Notes due 2017 and entered into a $100.0 million senior secured asset based revolving credit facility (the “New Revolving Credit Facility”). Net proceeds of $304.6 million were used to complete the Acquisition, pay-off amounts outstanding under our previous credit agreement and for general corporate purposes.

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments), acquisitions and dividend payments. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company does have available borrowing capacity under the New Revolving Credit Agreement. The new debt agreements impose significant operating and financial restrictions which may prevent the Company from certain business opportunities such as, making acquisitions or paying dividends among other things. The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement (“cash dominion”). Based on the Company’s cash projections, it does not anticipate a scenario whereby cash dominion would occur.

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2011 were $30.5 million, and the Company had $55.3 million of available borrowing capacity under its New Revolving Credit Facility. Approximately 40% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s New Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.

Working capital at December 31, 2011 was $349.0 million compared to $195.1 million at December 31, 2010. The increase in working capital is primarily due to higher inventory of $141.1 million, accounts receivable of $52.7 million to support higher sales volumes and as a result of the acquisition of Tube Supply and lower current portion of long-term debt of $7.8 million due to the pay off of the Company’s existing long-term notes during the fourth quarter of 2011. There was an offsetting increase in accounts payable of $45.1 million from 2010 to 2011.

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 50.2% at December 31, 2011 and 18.1% at December 31, 2010. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. Going forward, as and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.

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

Capital Expenditures

Capital expenditures for 2011 were $12.9 million compared to $7.6 million in 2010. The expenditures during 2011 were comprised of approximately $4.0 million of ERP and other information technology enhancements, $0.6 million associated with the expansion of the Company’s facility in Mexico, $1.0 million associated with the move of one of TPI’s locations to a larger facility to support new business growth and the balance resulting from normal equipment upgrades throughout the year. Management believes that capital expenditures will approximate $15 million in 2012.

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

At December 31, 2011, the Company’s contractual obligations, including estimated payments by period, were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
Payments Due In	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations (excluding capital lease obligations)	$314.2	$—	$—	$252.7	$61.5
Interest payments on debt obligations (a)	199.2	33.4	66.9	66.2	32.7
Capital lease obligations	0.2	0.2	—	—	—
Operating lease obligations	96.8	15.1	24.0	21.8	35.9
Purchase obligations (b)	454.2	420.5	33.7	—	—
Other (c)	12.9	12.8	0.1	—	—

Total	$1,077.5	$482.0	$124.7	$340.7	$130.1

a)	Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2011. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2011. Future interest rates may change, and therefore, actual interest payments could differ from those disclosed in the table above.

b)	Purchase obligations consist of raw material purchases made in the normal course of business. The Company has contracts to purchase minimum quantities of material with certain suppliers. For each contractual purchase obligation, the Company generally has a purchase agreement from its customer for the same amount of material over the same time period.

c)	‘Other’ is comprised of deferred revenues that represent commitments to deliver products and obligations related to recognizing and measuring tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. The uncertain tax positions included in the Company’s obligations are related to temporary differences and uncertain tax positions where the Company anticipates a high probability of settlement within a given timeframe. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. Additionally, purchase price payable for the Tube Supply acquisition related to working capital and other adjustments is included in ‘Other.’

The table and corresponding footnotes above do not include $9.6 million of other non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include $29.3 million of deferred income taxes, deferred gain on the sale of certain assets, resulting from previous sale-leaseback transactions, and derivative liability associated with commodity hedges, which was excluded from the table as the amounts due and timing of payments (or receipts) at future contract settlement dates cannot be determined.

Pension Funding

The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2011, the Company does not anticipate making significant cash contributions to the pension plans in 2012.

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

As of December 31, 2011, the Company had $5.9 million of irrevocable letters of credit outstanding which primarily consisted of $3.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

Revenue Recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Collectively, revenue recognized other than at time of shipment is less than 3% of the Company’s consolidated net sales. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations.

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

The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimations for the allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month. If actual results differ significantly from historical experience, there could be a negative impact on the Company’s operating results.

Income Taxes — The Company’s income tax expense, deferred tax assets and liabilities and reserve for uncertain tax positions reflect management’s best estimate of taxes to be paid. The Company is subject to income taxes in the U.S. and several foreign jurisdictions. The determination of the consolidated income tax expense requires judgment and estimation by management. It is possible that actual results could differ from the estimates that management has used to determine its consolidated income tax expense.

The Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as substantially all such earnings are permanently reinvested.

The Company’s investment in the joint venture is through a 50% interest in a limited liability corporation (LLC) taxed as a partnership. The joint venture has two subsidiaries organized as individually taxed C Corporations. The Company includes in its income tax expense the income tax liability on its share of the income of the joint venture and its subsidiaries. The income tax liability of the joint venture itself is generally treated as a current expense and the income tax associated with the profits of the two subsidiaries of the joint venture is deferred. As the joint venture’s subsidiaries have never declared a dividend and the Company can not independently cause one to be declared, no benefit of a dividend received deduction has been recognized.

The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by the IRS and other tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes and interest. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for retirement plans were 4.25% and 5.25% at December 31, 2011 and 2010, respectively.

The Company’s pension plan asset portfolio as of December 31, 2011 is primarily invested in fixed income securities with a duration of approximately 13 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 12% since inception in 1979. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. As of December 31, 2011 and 2010, the funding surplus was approximately 6% and 10%, respectively. To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets. The Company used weighted-average discount rates of 5.25% and 5.75% for 2011 and 2010, respectively, to determine the expenses for the pension and postretirement plans. The Company used a weighted-average expected return on assets of 6.5% determine the expense for the pension plans for 2011. Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension and postretirement benefit costs (amounts in millions):

September 30,
Impact on 2011 Expenses
50 basis point decrease in discount rate	+$0.9
50 basis point increase in discount rate	-$0.9
75 basis point decrease in expected return on assets	+$1.2

Goodwill and Other Intangible Assets Impairment — The carrying value of the Company’s goodwill is evaluated annually on January 1st of each fiscal year or when certain triggering events occur which require a more current valuation. The Company assesses, at least quarterly, whether any triggering events have occurred.

A two-step method is used for determining goodwill impairment. The first step is performed to identify whether a potential impairment exists by comparing each reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the next step it to measure the amount of impairment loss, if any.

The determination of the fair value of the reporting units requires significant estimates and assumptions to be made by management. The fair value of each reporting unit is estimated using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data, estimates of future cash flows and discount rates based on the view of a market participant, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. In selecting the appropriate assumptions the Company considers: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approaches. The long-term projections used in the valuation are developed as part of the Company’s annual budgeting and strategic planning process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.

Based on the impairment test performed on January 1, 2011, the Company concluded that the fair values for each reporting unit exceeded the carrying values. One measure of the sensitivity in the test is the amount by which each reporting unit’s fair value exceeded its carrying amount. The discount rate for each reporting unit was estimated to be 15% at January 1, 2011. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. Except for the Aerospace reporting unit, all other reporting units’ fair values exceeded their carrying values by more than 10%. A change in the discount rate, actual results differing from forecast and/or different earnings multiples may have caused the Aerospace reporting unit to fall below its respective carrying value as of January 1, 2011.

Due to the difference between the fair value and carrying value of the Aerospace reporting unit being below 10% as of January 1, 2011 combined with certain market factors and the significant decline in the Company’s stock price during December of 2011, the Company determined that it may be more likely than not that a goodwill impairment existed in the Aerospace reporting unit as of December 31, 2011. Therefore, an interim step one impairment test was performed on the Aerospace reporting unit as of that date using a combination of the income approach and the market approach. Using the income approach, the discounted cash flows used to value the Aerospace reporting unit included a 5 year compound annual sales growth rate of 9.3%, a 3% terminal growth rate and a discount rate of 15%. Under the market approach, the Company used a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 6. The EBITDA multiple observed in the marketplace for recent transactions was a median of 6.6 as of December 31, 2011. The Company considers several factors in estimating the EBITDA multiple including the reporting unit’s market position, gross and operating margins and prospects for growth, among other factors.

Based on the combination of the income approach and market approach to estimate the fair value of the Aerospace reporting unit as of December 31, 2011, the Company concluded that its fair value exceeded its carrying value by less than 10%. As of December 31, 2011, the Aerospace reporting unit had approximately $21 million in goodwill and $0 of indefinite lived intangible assets. Using the combination approach, holding all assumptions constant including the EBITDA multiple, the discount rate used at December 31, 2011 would need to increase by 200 basis points under the income approach in order for the Aerospace reporting unit’s fair value to decrease to an amount below its carrying value. Similarly, holding all assumptions constant including the discount rate, the EBITDA multiple used under the market approach at December 31, 2011 would need to be reduced from 6.0 to 5.0 in order for the Aerospace reporting unit’s fair value to decrease to an amount below its carrying value. In either scenario, additional valuation procedures would have been required to determine whether the Aerospace reporting unit’s goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.

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

The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Tube Supply acquisitions in September 2006 and December 2011, respectively, and consist of customer relationships, non-compete agreements, trade names and developed technology. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. The intangible assets are amortized over their useful lives, which are 4 – 12 years for customer relationships, 3 years for non-compete agreements, 1 – 10 years for trade names and 3 years for developed technology. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets discussed below, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.

See Note 8 to the consolidated financial statements for detailed information on goodwill and intangible assets.

Long-Lived Assets — The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are impaired, the impairment charge is calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. The Company derives the required undiscounted cash flow estimates from historical experience and internal business plans. Measurement of an impairment loss requires a determination of fair value. The Company uses an income approach, which estimates fair value based on estimates of future cash flows discounted at an appropriate interest rate.

Share-Based Compensation — The Company offers share-based compensation to executive and other key employees, as well as its directors. Share-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award when granted. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the ten trading days preceding the grant date and have a contractual life of eight to ten years. Options and restricted stock generally vest in one to five years for executives and employees and one year for directors. The Company may either issue shares from treasury or new shares upon share option exercise.

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

September 30,
2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%

Share-based compensation expense for non-vested shares and restricted share units in the long-term incentive plan (“LTI Plan”) and long-term compensation plans (“LTC Plans”) is established using the market price of the Company’s common stock on the date of grant.

The fair value of performance shares granted under the LTI Plan is based on the market price of the Company’s stock on the date of grant adjusted to reflect the fact that the participants do not participate in dividends during the vesting period. The grant date fair value of performance shares awarded under the LTC Plans, which contain a market condition, were estimated using a Monte Carlo simulation with the following assumptions:

	September 30,	September 30,
	2011	2010
Expected volatility	62.0%	61.6%
Risk-free interest rate	1.10%	1.45%
Expected life (in years)	2.84	2.8
Expected dividend yield	—	—

Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTI and LTC Plans. As of December 31, 2011, the Company’s weighted average forfeiture rate is approximately 18%. The actual number of shares that vest may differ from management’s estimate. Final award vesting and distribution of performance awards granted under the LTI and LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions above the target can be achieved if the maximum goals are met or exceeded.

Under the 2011 and 2010 LTC Plans, the potential award for the performance shares granted is dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.

Under the 2011 LTC Plan, the potential award for performance shares containing a non-market-based performance condition is determined based on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2011 LTC Plan) for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Unless covered by a specific change-in-control or severance arrangement, participants to whom restricted stock units, performance shares and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, or the award will be forfeited.

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

The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents consisting of money market funds are valued based on quoted prices in active markets and as a result are classified as Level 1. The Company’s pension plan asset portfolio as of December 31, 2011 and 2010 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fair value disclosures for the Senior Secured Notes are determined based on recent trades of the bonds and fall within level 2 of the fair value hierarchy. The fair value of the Convertible Notes, which fall within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature. The estimated fair value of the derivative liability for the conversion feature is computed using a binomial lattice model using the Company’s historical volatility over the term corresponding to the remaining contractual term of the Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. The estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which fall within level 3 of the fair value hierarchy, assumes the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015.

Fair value of commodity hedges is based on information which is representative of observable market data. Derivative liabilities associated with commodity hedges are classified as Level 2 in the fair value hierarchy.

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted new disclosure guidance that applies to business combinations.

See Note 1 to the consolidated financial statements for detailed information on recent accounting pronouncements.

ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business.

Interest Rate Risk — The Company is exposed to market risk related to its fixed rate and variable rate long-term debt. We do not utilize derivative instruments to manage exposure to interest rate changes. The market value of the Company’s $282.5 million of fixed rate long-term debt may be impacted by changes in interest rates. The Company does not expect to repay its fixed rate debt prior to its scheduled maturities.

The Company’s interest rates on borrowings under its $100 million four-year revolving credit facility are subject to changes in the LIBOR and prime interest rates. Borrowings under the Company’s revolving credit agreement were approximately $35.5 million as of December 31, 2011. A hypothetical 100 basis point increase on the Company’s variable rate debt would result in $0.4 million of additional interest expense on an annual basis.

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

During the second quarter of 2011, the Company implemented a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. If the commodity prices hedged were to decrease hypothetically by 100 basis points, the 2011 unrealized loss recorded in cost of materials would have increased by approximately $0.1 million.

Foreign Currency Risk — The Company conducts the majority of its business in the United States but also has operations in Canada, Mexico, France, the United Kingdom, China and Singapore. The Company’s results of operations historically have not been materially affected by foreign currency transaction gains and losses and, therefore, the Company has no financial instruments in place for managing the exposure to foreign currency exchange rates.

As a result of the new debt financing arrangements entered into during December 2011, the Company has certain outstanding intercompany borrowings denominated in the U.S. dollar at its Canadian and United Kingdom subsidiaries. These intercompany borrowings are not hedged and may cause foreign currency exposure in future periods if they remain unhedged.

ITEM 8 —	Financial Statements and Supplementary Data

  Amounts in thousands, except par value and per share data

Consolidated Statements of Operations

		September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010	2009

Net sales		$1,132,366	$943,706	$812,638

Costs and expenses:

Cost of materials (exclusive of depreciation and amortization)		845,609	700,854	611,352
Warehouse, processing and delivery expense		134,898	123,318	109,627
Sales, general and administrative expense		126,193	108,223	106,140
Depreciation and amortization expense		20,472	20,649	21,291
Impairment of goodwill		—	—	1,357

Operating income (loss)		5,194	(9,338)	(37,129)

Interest expense, net		(13,654)	(4,988)	(6,440)
Loss on extinguishment of debt		(6,153)	—	—

Loss before income taxes and equity in earnings of joint venture		(14,613)	(14,326)	(43,569)

Income tax benefit		1,126	3,101	16,264

Loss before equity in earnings of joint venture		(13,487)	(11,225)	(27,305)

Equity in earnings of joint venture		11,727	5,585	402

Net loss		(1,760)	(5,640)	(26,903)

Basic loss per share		$(0.08)	$(0.25)	$(1.18)

Diluted loss per share		$(0.08)	$(0.25)	$(1.18)

Dividends per common share	$	— $	$—	$0.06

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	September 30,	September 30,
	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$30,524	$36,716
Accounts receivable, less allowances of $3,584 and $ 3,848	181,036	128,365
Inventories, principally on last-in first-out basis (replacement cost higher by $138,882 and $ 122,340)	272,039	130,917
Prepaid expenses and other current assets	10,382	6,832
Income tax receivable	8,287	8,192

Total current assets	502,268	311,022
Investment in joint venture	36,460	27,879
Goodwill	69,901	50,110
Intangible assets	93,813	41,427
Prepaid pension cost	15,956	18,580
Other assets	21,784	3,619
Property, plant and equipment, at cost
Land	5,194	5,195
Building	52,434	52,277
Machinery and equipment	172,833	182,178

Property, plant and equipment, at cost	230,461	239,650
Less—accumulated depreciation	(148,320)	(162,935)

Property, plant and equipment, net	82,141	76,715

Total assets	$822,323	$529,352

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$116,874	$71,764
Accrued payroll and employee benefits	14,792	16,984
Accrued liabilities	19,036	14,336
Income taxes payable	1,884	2,357
Deferred income taxes	—	2,461
Current portion of long-term debt	192	8,012
Short term debt	500	—

Total current liabilities	153,278	115,914
Long-term debt, less current portion	314,240	61,127
Deferred income taxes	25,650	26,754
Other non-current liabilities	7,252	3,390
Pension and post retirement benefit obligations	9,624	8,708
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized; no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value—30,000 shares authorized;
23,159 shares issued and 23,010 outstanding at December 31, 2011 and 23,149 shares issued and 22,986 outstanding at December 31, 2010	232	231
Additional paid-in capital	184,596	180,519
Retained earnings	148,987	150,747
Accumulated other comprehensive loss	(19,824)	(15,812)
Treasury stock, at cost—149 shares in 2011 and 163 shares in 2010	(1,712)	(2,226)

Total stockholders’ equity	312,279	313,459

Total liabilities and stockholders’ equity	$822,323	$529,352

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Operating activities:
Net loss	$(1,760)	$(5,640)	$(26,903)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	20,472	20,649	21,291
Amortization of deferred gain	(503)	(890)	(907)
Amortization of deferred financing costs	1,662	685	684
Loss on sale of fixed assets	120	391	2
Impairment of goodwill	—	—	1,357
Unrealized loss on debt conversion option	3,991	—	—
Unrealized losses on commodity hedges	2,331	—	—
Equity in earnings of joint venture	(11,727)	(5,585)	(402)
Dividends from joint venture	3,117	1,260	485
Deferred tax (benefit) provision	(3,333)	(11,386)	11,208
Share-based compensation expense	4,349	2,411	1,370
Excess tax (benefits) deficiencies from share-based payment arrangements	(301)	(219)	132
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	(26,446)	(22,521)	56,957
Inventories	(39,435)	39,686	73,994
Prepaid expenses and other current assets	(3,408)	(1,718)	582
Other assets	188	399	(2,227)
Prepaid pension costs	(2,412)	(1,530)	(913)
Accounts payable	9,910	(1,866)	(53,232)
Accrued payroll and employee benefits	(2,470)	5,827	968
Income taxes payable and receivable	(820)	11,536	(22,882)
Accrued liabilities	(184)	1,586	(7,561)
Postretirement benefit obligations and other liabilities	371	1,287	(873)

Net cash (used in) from operating activities	(46,288)	34,362	53,130

Investing activities:
Acquisition/Investment of businesses, net of cash acquired	(174,244)	—	—
Capital expenditures	(11,744)	(7,572)	(8,749)
Proceeds from sale of fixed assets	226	4	19
Insurance proceeds	573	125	1,093

Net cash used in investing activities	(185,189)	(7,443)	(7,637)

Financing activities:
Short-term borrowings (repayments), net	653	(13,720)	(17,496)
Net (repayments) borrowings on previously existing revolving lines of credit	(26,403)	2,324	(2,240)
Proceeds from long-term debt, including new revolving credit facility	320,476	—	—
Repayments of long-term debt, including new revolving credit facility	(53,212)	(7,754)	(10,715)
Payment of debt issue costs	(16,633)	—	—
Common stock dividends	—	—	(1,361)
Exercise of stock options	356	566	—
Excess tax benefits (deficiencies) from share-based payment arrangements	301	219	(132)

Net cash from (used in) financing activities	225,538	(18,365)	(31,944)

Effect of exchange rate changes on cash and cash equivalents	(253)	(149)	(515)

Net (decrease) increase in cash and cash equivalents	(6,192)	8,405	13,034

Cash and cash equivalents—beginning of year	36,716	28,311	15,277

Cash and cash equivalents—end of year	$30,524	$36,716	$28,311

See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
						Additional		Accumulated Other
	Common	Treasury	Preferred	Common	Treasury	Paid-in	Retained	Comprehensive
	Shares	Shares	Stock	Stock	Stock	Capital	Earnings	Income	Total
Balance at January 1, 2009	22,850	(197)	$—	$228	$(2,770)	$176,653	$184,651	$(11,462)	$347,300

Comprehensive Loss:
Net loss							(26,903)		(26,903)
Foreign currency translation								2,579	2,579
Defined benefit pension liability adjustments, net of tax benefit of $2,970								(4,645)	(4,645)

Total comprehensive loss									(28,969)
Common stock dividend							(1,361)		(1,361)

Other	265	(12)		2	(240)	1,476			1,238

Balance at December 31, 2009	23,115	(209)	$—	$230	$(3,010)	$178,129	$156,387	$(13,528)	$318,208

Comprehensive Loss:
Net loss							(5,640)		(5,640)
Foreign currency translation								(536)	(536)
Defined benefit pension liability adjustments, net of tax benefit of $1,116								(1,748)	(1,748)

Total comprehensive loss									(7,924)

Long-term incentive plan expense						1,278			1,278
Exercise of stock options and other	34	46		1	784	1,112			1,897

Balance at December 31, 2010	23,149	(163)	$—	$231	$(2,226)	$180,519	$150,747	$(15,812)	$313,459

Comprehensive Loss:
Net loss							(1,760)		(1,760)
Foreign currency translation								(941)	(941)
Defined benefit pension liability adjustments, net of tax benefit of $1,965								(3,071)	(3,071)

Total comprehensive loss									(5,772)
Long-term incentive plan expense						3,260			3,260
Exercise of stock options and other	10	14		1	514	817			1,332

Balance at December 31, 2011	23,159	(149)	$—	$232	$(1,712)	$184,596	$148,987	$(19,824)	$312,279

The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.

Notes to Consolidated Financial Statements

Amounts in thousands except per share data and percentages

(1) Basis of Presentation and Significant Accounting Policies

Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals and plastics distribution company serving principally the North American market, but with a growing global presence. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining, heavy industrial equipment, marine, office furniture and fixtures, safety products, life science applications, automotive and general manufacturing industries as well as general engineering applications.

The Company’s corporate headquarters are located in Oak Brook, Illinois. The Company has 48 operational service centers located throughout North America (44), Europe (3) and Asia (1).

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

Basis of presentation — The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting is used for the Company’s 50% owned joint venture, Kreher Steel Company, LLC (“Kreher”). All inter-company accounts and transactions have been eliminated.

Use of estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, goodwill and intangible assets, income taxes, pension and other post-employment benefits and share-based compensation and fair value estimates associated with commodity hedge and convertible debt feature mark-to-mark adjustments.

Revenue recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represents less than 3% of the Company’s consolidated net sales for the years ended December 31, 2011, 2010 and 2009. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations.

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

Allowance for doubtful accounts activity is presented in the table below:

	September 30,	September 30,	September 30,
	2011	2010	2009
Balance, beginning of year	$3,848	$4,195	$3,318
Add Provision charged to expense	523	777	2,484
Recoveries	140	186	186
Other	157	—	—
Less Uncollectible accounts charged against allowance	(1,084)	(1,310)	(1,793)

Balance, end of year	$3,584	$3,848	$4,195

Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel are included in warehouse, processing and delivery expenses. For the years ended December 31, 2011, 2010 and 2009, shipping and handling costs included in warehouse, processing and delivery expenses were $35,214, $31,067, and $26,857, respectively.

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

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.

Cash equivalents — Cash equivalents are highly liquid, short-term investments that have an original maturity of 90 days or less.

Statement of cash flows — Non-cash investing financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$1,123	$100	$26
Deferred debt origination fees	886	—	—
Additional purchase price due in 2012 for Tube Supply acquisition	6,472	—	—
Cash paid during the year for:
Interest	7,234	4,392	5,574
Income taxes	9,555	1,631	10,762
Cash received during the year for:
Income tax refunds	6,724	4,430	18,168

Inventories — Inventories consist of finished goods. Approximately ninety percent of the Company’s inventories are valued at the lower of LIFO cost or market at December 31, 2011 and 2010. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $138,882 and $122,340 at December 31, 2011 and 2010, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

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

September 30,
Buildings and building improvements	3 – 40 years
Plant equipment	3 – 25 years
Furniture and fixtures	3 – 10 years
Vehicles and office equipment	3 – 7 years

Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2011, 2010 and 2009 was $13,605, $13,578 and $13,850, respectively.

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

Goodwill and intangible assets — The carrying value of the Company’s goodwill is evaluated annually on January 1st of each fiscal year or when certain triggering events occur which require a more current valuation. The Company assesses, at least quarterly, whether any triggering events have occurred.

A two-step method is used for determining goodwill impairment. The first step is performed to identify whether a potential impairment exists by comparing each reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the next step is to measure the amount of impairment loss, if any.

The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Tube Supply, Inc. (“Tube Supply”) acquisitions in September 2006 and December 2011, respectively, and consist of customer relationships, non-compete agreements, trade names and developed technology. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 to 12 years for customer relationships, 3 years for non-compete agreements, 1 to 10 years for trade names, and 3 years for developed technology. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.

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

The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized which will increase the provision for income taxes in the period in which that determination is made.

The Company does not provide for deferred income taxes on undistributed earnings of foreign subsidiaries as such undistributed earnings are considered to be permanently reinvested based on management’s overall business strategy. It is not practicable to determine the amounts of net additional income tax that may be payable if such earnings were repatriated.

The Company’s 50% ownership interest in Kreher (see Note 6) is through a 50% interest in a limited liability corporation (LLC) taxed as a partnership. Kreher has two subsidiaries organized as individually taxed C-Corporations. The Company includes in its income tax provision the income tax liability on its share of Kreher income. The income tax liability of Kreher itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of Kreher is treated as a deferred income tax expense. As the subsidiaries of Kreher have never declared a dividend and the Company can not independently cause one to be declared, no benefit of a dividend received deduction has been recognized in the Company’s tax provision.

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

Foreign currency — For the majority of the Company’s non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. The currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains or losses resulting from foreign currency transactions were not material for any of the years presented.

Earnings per share — Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations:

	September 30,	September 30,	September 30,
	2011	2010	2009

Numerator:
Net loss	$(1,760)	$(5,640)	$(26,903)

Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	22,983	22,708	22,862

Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—

Denominator for diluted loss per share	22,983	22,708	22,862

Basic loss per share	$(0.08)	$(0.25)	$(1.18)

Diluted income loss per share	$(0.08)	$(0.25)	$(1.18)

Excluded outstanding share-based awards having an anti-dilutive effect	757	471	239

The Convertible Notes are dilutive to the extent the average stock price during the period is greater than $10.28, the conversion price of the Convertible Notes. The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change, (as defined in the Convertible Notes agreement), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares.

For the years ended December 31, 2011, 2010 and 2009, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net losses.

Concentrations — The Company serves a wide range of customers within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy from locations throughout the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. No single customer represents more than 3% of the Company’s total net sales. Approximately 80% of the Company’s business is conducted from locations in the United States.

Share-based compensation — The Company offers share-based compensation to executive and other key employees, as well as its directors. Share-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the ten trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Options and restricted stock generally vest in one to five years for executives and employees and one year for directors. The Company may either issue shares from treasury or new shares upon share option exercise. Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTI and LTC Plans. As of December 31, 2011, the Company’s weighted average forfeiture rate is approximately 18%. The actual number of shares that vest may differ from management’s estimate.

Stock options are valued based on the market price of the Company’s stock on the grant date, using a Black-Scholes option-pricing model. The expense associated with stock option awards is recorded on a straight-line basis over the vesting period, net of estimated forfeitures.

Share-based compensation expense for restricted share units and non-vested shares in the long-term incentive plan (“LTI Plan”) and long-term compensation plans (“LTC Plans”) is established using the market price of the Company’s common stock on the date of grant.

The fair value of performance shares granted under the LTI Plan is based on the market price of the Company’s stock on the date of grant adjusted to reflect that the participants do not participate in dividends during the vesting period. The grant date fair value of performance shares awarded under the LTC Plans was estimated using a Monte Carlo simulation.

Final award vesting and distribution of performance awards granted under the LTI and LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions above the target can be achieved if the maximum goals are met or exceeded. The performance goals for the 2009 LTI Plan are three-year cumulative net income and average return on total capital for the same three-year period. These performance goals were not met.

Under the 2011 and 2010 LTC Plans, the potential award for the performance shares granted is partially dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.

Under the 2011 LTC Plan, the potential award for performance share units containing a non-market-based performance condition is determined based on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2011 LTC Plan) for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Unless covered by a specific change-in-control or severance arrangement, participants to whom restricted stock units, performance shares and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, respectively, or the award will be forfeited.

New Accounting Standards Updates

Standards Updates Adopted

Effective January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments to this guidance also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Refer to Note 2 for required disclosures associated with the adoption of this ASU.

Standards Updates Issued Not Yet Effective

During December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of set off associated with an entity’s recognized assets and recognized liabilities within the scope of Topic 210. The ASU is effective for annual reporting periods beginning on or after January 1, 2012, and interim periods within those annual periods. The adoption of this ASU may impact disclosures in future interim and annual financial statements issued.

During September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other.” The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments allow entities to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test per Topic 350, “Intangibles – Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Upon adoption, this ASU may impact the way the Company tests goodwill for impairment and the associated disclosures in future interim and annual financial statements issued will be updated to reflect any changes associated with this ASU.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The amendments in this ASU will impact all entities that report items of other comprehensive income and are effective retrospectively for public entities. The amendments in this ASU eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments provide the entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income and a total amount for comprehensive income. The subsequent issuance of ASU 2011-12, “Comprehensive Income” in December 2011 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other provisions in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will impact the presentation of comprehensive income in future interim and annual financial statements issued.

(2) Acquisition

On December 15, 2011, the Company acquired 100 percent of the outstanding common shares of Tube Supply (the “Acquisition”). The Acquisition was accounted for using the acquisition method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at date of acquisition. The nonrecurring fair value measurements are classified as Level 3 in the fair value hierarchy (see Note 10 for the definition of Level 3 inputs).

The results and the assets of Tube Supply are included in the Company’s Metals segment.

Tube Supply, based in Houston, Texas, is a leading value-added distributor of specialty tubular and bar products for the oil and gas industry. Tube Supply provides high quality products and services primarily to the North American oilfield equipment manufacturing industry. Tube Supply operates two service centers, which are located in Houston, Texas and Edmonton, Alberta. The Acquisition will allow the Company to capitalize on the growing demand and opportunities in the oil and gas sector through new product offerings to an expanded customer base.

The aggregate purchase price was $184,385 and represents the aggregate cash purchase price, including an estimated working capital adjustment. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s oil and gas product offerings, as well as to obtain Tube Supply’s skilled, established workforce.

During 2011, the Company incurred $4,260 of direct acquisition-related costs, which are recorded in Sales, general and administrative expense.

An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed is as follows:

Purchase Price Allocation

September 30,

Current assets	$134,817
Property, plant and equipment, net	6,767
Other assets	346
Trade name	7,700
Customer relationships	48,800
Non-compete agreements	1,000
Developed technology	1,400
Goodwill	19,637

Total assets acquired	220,467

Current liabilities	33,211
Long-term liabilities	2,871

Total liabilities assumed	36,082

Total purchase price	$184,385

The purchase price allocation is preliminary and it is subject to change upon the finalization of items such as the determination of fair values of pre-acquisition contingencies, finalization of the working capital adjustments, and certain tax related matters. The acquired intangible assets have a weighted average useful life of approximately 11.4 years. Useful lives by intangible asset category are as follows: trade name – 10 years, customer relationships – 12 years, non-compete agreements – 3 years and developed technology – 3 years.

At closing, the Company entered into a lease agreement with the former owners of Tube Supply who are now the employees of the Company. At December 31, 2011, an unfavorable lease liability of $2,871 associated with the lease for a newly constructed distribution center used by Tube Supply, is recorded in other non-current liabilities. The current portion of the unfavorable lease liability in the amount of $645 is included in accrued liabilities in the consolidated balance sheets at December 31, 2011. The unfavorable lease liability resulted from the present value of the difference between the estimated fair market value and the executed contract price the Company will pay to lease the property. The unfavorable lease liability will be amortized over the life of the lease.

The goodwill and intangible assets are deductible for tax purposes.

The net sales and net income for Tube Supply during the period from December 15, 2011 through December 31, 2011 were $7,648 and $901, respectively.

The following unaudited pro forma summary presents the effect of the Acquisition during the years ended December 31, 2011 and 2010 as though the business had been acquired as of January 1, 2010:

	September 30,	September 30,
	Year ended December 31, (Unaudited)
	2011	2010

Pro forma net sales	$1,332,176	$1,069,564
Pro forma net income (loss)	7,033	(24,268)

Pro forma basic net income (loss) per share	$0.31	$(1.06)
Pro forma diluted net income (loss) per share	0.28	(1.06)

Unaudited pro forma supplemental information is based upon management estimates and judgments. The unaudited pro forma supplemental information also includes purchase accounting and interest expense adjustments and the related tax effects. The unaudited pro forma supplemental information for the year ended December 31, 2011 excludes direct acquisition-related costs of $4,260 and includes loss on extinguishment of debt of $6,153 and interest costs of $7,366 associated with the underwriting fee for debt financing and the mark-to-market adjustment for the conversion option on the convertible bonds. The unaudited pro forma supplemental information for the year ended December 31, 2010 includes direct acquisition-related costs of $4,260. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented or of future results.

See Note 9 for detailed discussion on the Company’s new debt financing structure to finance the Acquisition.

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

In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, stainless, nickel, titanium and carbon. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally process, turn, polish and straighten alloy and carbon bar.

The Company’s Plastics segment consists exclusively of a wholly-owned subsidiary that operates as Total Plastics, Inc. (“TPI”), headquartered in Kalamazoo, Michigan, and its wholly-owned subsidiaries. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut-to-length, cut-to-shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), automotive, marine, office furniture and fixtures, safety products, life sciences applications, and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.

The accounting policies of all segments are the same as described in Note 1. Management evaluates the performance of its business segments based on operating income.

The Company operates locations in the United States, Canada, Mexico, France, the United Kingdom, China and Singapore. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Net sales
United States	$895,165	$757,052	$673,918
All other countries	237,201	186,654	138,720

Total	$1,132,366	$943,706	$812,638

Long-lived assets
United States	$72,138	$67,427
All other countries	10,003	9,288

Total	$82,141	$76,715

Segment information as of and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Net Sales	Operating Income (Loss)	Total Assets	Capital Expenditures	Depreciation & Amortization

2011
Metals segment	$1,014,130	$13,524	$729,692	$10,639	$19,329
Plastics segment	118,236	2,860	56,171	2,228	1,143
Other	—	(11,190)	36,460	—	—

Consolidated	$1,132,366	$5,194	$822,323	$12,867	$20,472

2010
Metals segment	$841,067	$(5,478)	$454,345	$6,815	$19,392
Plastics segment	102,639	3,559	47,128	757	1,257
Other	—	(7,419)	27,879	—	—

Consolidated	$943,706	$(9,338)	$529,352	$7,572	$20,649

2009
Metals segment	$726,221	$(32,130)	$488,090	$8,456	$19,943
Plastics segment	86,417	282	46,443	293	1,348
Other	—	(5,281)	23,468	—	—

Consolidated	$812,638	$(37,129)	$558,001	$8,749	$21,291

“Other” – Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.

Below are reconciliations of segment data to the consolidated financial statements:

	September 30,	September 30,	September 30,
	2011	2010	2009
Operating income (loss)	$5,194	$(9,338)	$(37,129)
Interest expense, net	(13,654)	(4,988)	(6,440)
Loss on extinguishment of debt	(6,153)	—	—

Loss before income taxes and equity in earnings of joint venture	(14,613)	(14,326)	(43,569)
Equity in earnings of joint venture	11,727	5,585	402

Consolidated loss before income taxes	$(2,886)	$(8,741)	$(43,167)

(4) Lease Agreements

The Company has operating and capital leases covering certain warehouse facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments, and with a mileage factor included in the truck leases.

Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011, are as follows:

	September 30,	September 30,
	Capital	Operating
2012	$195	$15,086
2013	19	12,958
2014	—	10,996
2015	—	11,148
2016	—	10,711
Later years	—	35,861

Total future minimum rental payments	$214	$96,760

Total rental payments charged to expense were $12,362 in 2011, $13,712 in 2010, and $12,769 in 2009. Lease extrication charges of $1,215 associated with the consolidation of two of the Company’s facilities in the Metals segment were included in total rental payments charged to expense in 2010 within Warehouse, processing and delivery expense in the consolidated statements of operations. There were no lease extrication charges in 2011 and 2009. Total gross value of property, plant and equipment under capital leases was $2,698 and $2,667 in 2011 and 2010, respectively.

At December 31, 2011 and 2010, the Company had recorded deferred gains associated with sale leaseback transactions of $1,553 and $2,052, respectively, in other non-current liabilities. The current portion of the deferred gains associated with the sale leaseback transactions in the amount of $852 is included in accrued liabilities in the consolidated balance sheets at December 31, 2011 and 2010. The total expense associated with these leases for 2011, 2010 and 2009 was $1,627, $1,527 and $1,529, respectively.

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

During 2008, the supplemental pension plan was amended and the Company-sponsored pension plans were frozen for all employees except for employees of certain subsidiaries and employees represented by the United Steelworkers of America.

The assets of the Company-sponsored pension plans are maintained in a single trust account.

The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, commonly called ERISA.

Components of net periodic pension benefit cost are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Service cost	$539	$623	$617
Interest cost	7,393	7,456	7,511
Expected return on assets	(10,054)	(9,342)	(9,010)
Amortization of prior service cost	324	231	240
Amortization of actuarial loss	229	237	151

Net periodic pension credit	$(1,569)	$(795)	$(491)

The expected 2012 amortization of pension prior service cost and actuarial loss is $324 and $594, respectively.

The status of the plans at December 31, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$144,235	$132,760
Service cost	539	623
Interest cost	7,393	7,456
Plan change	—	819
Benefit payments	(6,151)	(6,057)
Actuarial loss	18,391	8,634

Projected benefit obligation at end of year	$164,407	$144,235

Change in plan assets:
Fair value of plan assets at beginning of year	$157,996	$148,152
Actual return on assets	22,867	15,675
Employer contributions	226	226
Benefit payments	(6,151)	(6,057)

Fair value of plan assets at end of year	$174,938	$157,996

Funded status – net prepaid	$10,531	$13,761

Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$15,956	$18,580
Accrued liabilities	(219)	(220)
Pension and postretirement benefit obligations	(5,206)	(4,600)

Net amount recognized	$10,531	$13,761

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(23,131)	$(17,782)
Unrecognized prior service cost	(1,942)	(2,266)

Total	$(25,073)	$(20,048)

Accumulated benefit obligation	$163,874	$143,778

For the plan with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $5,425, $5,425 and $0, respectively, at December 31, 2011; and $4,819, $4,819 and $0, respectively, at December 31, 2010.

The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	September 30,	September 30,
	2011	2010
Discount rate	4.25%	5.25%
Projected annual salary increases	0 - 3.00	0 - 3.00

The assumptions used to determine net periodic pension benefit costs are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Discount rate	5.25%	5.75%	6.25%
Expected long-term rate of return on plan assets	6.50	6.50	6.50
Projected annual salary increases	0 - 3.00	0 - 3.00	0 - 3.00

The Company’s expected return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.

The Company’s pension plan assets are allocated entirely to fixed income securities at December 31, 2011 and 2010.

The Company’s pension plans’ funds are managed in accordance with investment policies recommended by its investment advisor and approved by the Human Resources Committee of the Board of Directors. The overall target portfolio allocation is 100% fixed income securities. These funds’ conformance with style profiles and performance is monitored regularly by management, with the assistance of the Company’s investment advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from the target range. The investment advisor provides quarterly reports to management and the Human Resources Committee of the Board of Directors.

The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Fixed income securities (1)	$9,949	$172,694	$—	$182,643
Accounts payable – pending trades				(7,705)

Total				$174,938

(1)	Fixed income securities are comprised of corporate bonds (74%), government bonds (16%), government agencies securities (7%) and other fixed income securities (3%).

The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Fixed income securities (2)	$4,884	$157,319	$—	$162,203
Accounts payable – pending trades				(4,207)

Total				$157,996

(2)	Fixed income securities are comprised of corporate bonds (75%), government bonds (13%), government agencies securities (9%) and other fixed income securities (3%). For 2010, fixed income assets were primarily classified as Level 2.

The following table represents the change in fair value of Level 3 assets in 2010:

September 30,
2010
Fair value as of January 1	$4,863
Income earned, net	60
Realized gain	376
Unrealized loss	—
Purchases, sales, issuances and settlements, net	(5,299)

Fair value as of December 31	$—

There were no Level 3 assets during 2011.

The estimated future pension benefit payments are:

September 30,
2012	$7,314
2013	7,725
2014	7,966
2015	8,568
2016	8,878
2017 — 2021	49,505

Postretirement Plan

The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.

Components of net periodic postretirement benefit cost for 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Service cost	$164	$177	$169
Interest cost	222	219	224
Amortization of prior service cost	—	29	47
Amortization of actuarial gain	—	(16)	(16)

Net periodic postretirement benefit cost	$386	$409	$424

The expected 2012 amortization of postretirement prior service cost and actuarial gain are insignificant.

The status of the postretirement benefit plans at December 31, 2011 and 2010 were as follows:

	September 30,	September 30,
	2011	2010
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	4,339	$3,919
Service cost	165	177
Interest cost	222	219
Benefit payments	(100)	(200)
Actuarial loss	9	224

Accumulated postretirement benefit obligation at end of year	$4,635	$4,339

Funded status – net liability	$(4,635)	$(4,339)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(218)	$(231)
Pension and postretirement benefit obligations	(4,417)	(4,108)

Net amount recognized	$(4,635)	$(4,339)

Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial gain	$266	$276

Total	$266	$276

The assumed health care cost trend rates for medical plans at December 31 were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Medical cost trend rate	8.50%	8.00%	9.00%
Ultimate medical cost trend rate	5.00	5.00	5.00
Year ultimate medical cost trend rate will be reached	2018	2013	2013

A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2011 by $292 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2011 by $264 with no significant impact on the annual periodic postretirement benefit cost. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 3.75% in 2011 and 5.25% in 2010. The weighted average discount rate used in determining net periodic postretirement benefit costs were 5.25% in 2011, 5.75% in 2010, 6.25% in 2009.

Retirement Savings Plan

The Company’s retirement savings plan includes features under Section 401(k) of the Internal Revenue Code. Effective July 1, 2011, the Company’s 401(k) matching contribution was increased to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation and the Company’s fixed contribution of 4% of eligible earnings for all employees was eliminated. Company contributions cliff vest after two years of employment.

The amounts expensed are summarized below:

	September 30,	September 30,	September 30,
	2011	2010	2009

Supplemental contributions and 401(k) match	$4,414	$1,634	$2,060

(6) Joint Venture

Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.

The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Equity in earnings of joint venture	$11,727	$5,585	$402
Investment in joint venture	36,460	27,879	23,468
Sales to joint venture	362	973	486
Purchases from joint venture	884	223	118

The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Revenues	$269,657	$188,107	$108,963
Net income	23,643	11,035	803
Current assets	111,263	71,611	50,604
Non-current assets	22,979	17,880	17,661
Current liabilities	59,952	32,828	19,852
Non-current liabilities	3,089	2,872	3,137
Members’ equity	71,199	53,791	45,275
Capital expenditures	6,736	2,271	249
Depreciation and amortization	1,603	1,720	1,830

(7) Income Taxes

Loss before income taxes and equity in earnings of joint venture generated by the Company’s U.S. and non-U.S. operations were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
U.S	$(26,321)	$(19,420)	$(40,465)
Non-U.S.	11,708	5,094	(3,104)

The Company’s income tax benefit is comprised of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Federal – current	$(1,204)	$6,823	$(27,641)
– deferred	(2,041)	(11,270)	14,611
State – current	461	17	(752)
– deferred	(1,218)	(186)	(1,396)
Foreign – current	2,970	1,464	970
– deferred	(94)	51	(2,056)

	$(1,126)	$(3,101)	$(16,264)

The reconciliation between the Company’s effective tax rate on income and the U.S. federal income tax rate of 35% is as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Federal income tax at statutory rates	$(5,115)	$(5,014)	$(15,248)
State income taxes, net of federal income tax benefits	(1,007)	(313)	(1,561)
Federal and state income tax on joint venture	4,478	2,158	154
Impairment of goodwill	—	—	475
Rate differential on foreign income	(726)	(755)	—
Tax on permanent differences	2,213	326	525
Unrecognized tax benefits	(576)	424	(1,422)
State rate changes	(478)	—	—
Other	85	73	813

Income tax benefit	$(1,126)	$(3,101)	$(16,264)

Effective income tax expense rate	7.7%	21.7%	37.3%

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax liabilities:
Depreciation	$8,307	$5,634
Inventory	1,695	5,364
Pension	5,742	6,940
Intangible assets and goodwill	16,486	21,464
Other, net	1,475	—

Total deferred tax liabilities	$33,705	$39,402

Deferred tax assets:
Postretirement benefits	3,675	$3,365
Deferred compensation	1,916	1,156
Deferred gain	271	603
Impairments	1,311	1,430
Net operating loss carryforward	2,635	2,329
Other, net	—	1,304

Total deferred tax assets	$9,808	$10,187

Net deferred tax liabilities	$23,897	$29,215

As of December 31, 2011 and December 31, 2010, the Company had estimated federal net operating losses (“NOLs”) of $0 and $1,557, respectively, available to offset past and future federal taxable income. These NOLs expire in year 2030. The Company was able to carryback the federal NOL to prior years.

As of December 31, 2011 and December 31, 2010, the Company had estimated state NOLs of $22,146 and $12,165, respectively. The state NOLs expire in years 2015 to 2031.

As of December 31, 2011 and December 31, 2010, the Company had estimated foreign NOLs of $2,541 and $3,359, respectively. Foreign NOLs of $1,652 do not expire. Foreign NOL of $181 expires in 2013 and $708 in 2014.

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

The following table shows the net change in the Company’s unrecognized tax benefits:

	September 30,	September 30,	September 30,
	2011	2010	2009

Balance as of January 1	$1,465	$726	$2,273
Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken in prior years	91	729	272
Due to tax positions taken during the current year	60	44	—
Due to settlement with tax authorities	—	(34)	(1,187)
Due to expiration of statute	(755)	—	(632)

Balance as of December 31	$861	$1,465	$726

Unrecognized tax benefits of $861, $950 and $468 would impact the effective tax rate if recognized as of December 31, 2011, 2010 and 2009, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $116 and $171 at December 31, 2011 and 2010, respectively. The interest and penalties recorded by the Company were insignificant for the years ended December 31, 2011, 2010 and 2009.

During 2011 and 2009, statutes expired on certain unrecognized tax benefits of the Company. The reversal of the reserve of these unrecognized tax benefits was recorded as a component of overall income tax benefit for the years ended December 31, 2011 and 2009, respectively.

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

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. Audits of the Company’s 2008 and 2009 U.S. federal income tax returns commenced during the second quarter of 2011. To date, no material issues have been raised. During 2011, the Company recognized $423 of tax benefits, excluding interest, due to the expiration of the statute of limitations for uncertain tax positions taken in prior years. Due to the potential for resolution of the examination or expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $801.

The Company received its 2010 federal tax refund of $2,025 during February 2012 and its 2009 federal income tax refund of $6,344 during January 2011.

(8) Goodwill and Intangible Assets

The changes in carrying amounts of goodwill during the years ended December 31, 2011 and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	Metals Segment	Plastics Segment	Total	Metals Segment	Plastics Segment	Total

Balance as of January 1
Goodwill	97,354	12,973	110,327	97,316	12,973	110,289
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)

	$37,137	$12,973	$50,110	$37,099	$12,973	$50,072

Acquisition of Tube Supply	19,637	—	19,637	—	—	—
Impairment losses	—	—	—	—	—	—
Currency valuation	154	—	154	38	—	38
Balance as of December 31
Goodwill	117,145	12,973	130,118	97,354	12,973	110,327
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)

	$56,928	$12,973	$69,901	$37,137	$12,973	$50,110

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on its January 1, 2011 test, the Company determined that there was no impairment of goodwill. The Company’s year-to-date operating results, among other factors, are considered in determining whether it is more likely than not that the fair value for any reporting unit has declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. Due to the difference between the fair value and carrying value of the Aerospace reporting unit being below 10% as of January 1, 2011 combined with certain market factors and the significant decline in the Company’s stock price during December of 2011, the Company determined that it may be more likely than not that a goodwill impairment existed in the Aerospace reporting unit as of December 31, 2011. Therefore, an interim step one impairment test was performed on the Aerospace reporting unit as of that date. The Company concluded that its fair value exceeded its carrying value again by less than 10%. Another recession or economic declines in specific industries could change management’s expectations of future financial results and/or key valuation assumptions used in determining the fair-value of its reporting units, which could result in a goodwill impairment.

During the fourth quarter of 2009, the Company determined that it was more likely than not that goodwill was impaired and therefore, the Company performed an interim goodwill impairment analysis as of December 31, 2009. The Company recorded a non-cash charge of $1,357 related to the Oil & Gas reporting unit during the fourth quarter of 2009. The charge was non-deductible for tax purposes.

The following summarizes the components of intangible assets at December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$118,567	$34,960	$69,452	$28,025
Non-compete agreements	3,888	2,902	2,888	2,888
Trade names	8,249	410	378	378
Developed technology	1,400	19	—	—

Total	$132,104	$38,291	$72,718	$31,291

The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.4 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.

For the years ended December 31, 2011, 2010, and 2009, the aggregate amortization expense was $6,867, $7,071 and $7,441, respectively.

The following is a summary of the estimated annual amortization expense for each of the next 5 years:

September 30,
2012	$11,842
2013	11,842
2014	11,808
2015	11,042
2016	11,042

(9) Debt

Short-term and long-term debt consisted of the following at December 31, 2011 and 2010:

	September 30,	September 30,
	2011	2010

SHORT-TERM DEBT
Foreign	$500	$—

Total short-term debt	500	—

LONG-TERM DEBT
Senior Secured Notes, net of unamortized discount	217,125	—
Convertible Notes, net of unamortized discount and including derivative liability	61,563	—
New Revolving Credit Facility	35,500	—
6.76% Insurance Company Loan due in scheduled installments through 2015	—	42,835
U.S. Revolver B	—	25,704
Other, primarily capital leases	244	600

Total long-term debt	314,432	69,139
Less current portion	(192)	(8,012)

Total long-term portion	314,240	61,127

TOTAL SHORT-TERM AND LONG-TERM DEBT	$314,932	$69,139

During December, 2011, in conjunction with the completion of the Acquisition (see Note 2), the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), issued $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “New Revolving Credit Facility”). Net proceeds from these transactions (collectively referred to as the “Debt Transactions”) were used to complete the Acquisition, repay existing debt and for general corporate purposes. The Company incurred debt origination fees of $17,519 associated with the Debt Transactions which are being amortized using the effective interest method and recognized interest expense of $3,375 for underwriting fees associated with the debt financing. The Company recognized a loss of $6,153 on the extinguishment of its previously existing debt which included prepayment fees and the write-off of previously existing deferred financing costs.

Secured Notes

The Secured Notes were issued pursuant to an indenture, dated as of December 15, among the Company, certain subsidiaries of the Company (the “Note Guarantors”) and U.S. Bank National Association, as trustee and as collateral agent. The Secured Notes were issued by the Company at an initial offering price equal to 96.5% of the principal amount, for gross proceeds of $217,125, which represents an effective interest rate of 13.741%. The Secured Notes contain registration rights which requires the Company to file one or more registration statements no later than April 13, 2012 enabling holders of the Secured Notes to exchange their unregistered Secured Notes for registered, publicly traded notes with substantially identical terms.

The Secured Notes will mature on December 15, 2016. The Company will pay interest on the Secured Notes at a rate of 12.75% per annum in cash semi-annually beginning on June 15, 2012. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Note Guarantors. The Secured Notes and the related guarantees are secured by a lien on substantially all of the Company’s and the Note Guarantors’ assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. However, the security interest in such assets that secure the Secured Notes and the related guarantees are contractually subordinated to liens thereon that secure the New Revolving Credit Facility (described below) by means of an intercreditor agreement. The Secured Notes are also secured by a pledge of capital stock of all of the Company’s domestic subsidiaries and all of the domestic subsidiaries of the Note Guarantors and up to 65% of the voting stock of certain of the Company’s foreign subsidiaries.

On or after December 15, 2014, the Company may redeem some or all of the Secured Notes at a redemption premium of 106.375% of the principal amount for the 12-month period beginning December 15, 2014 and 100% thereafter, plus accrued and unpaid interest. Prior to December 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Secured Notes at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Secured Notes at any time prior to December 15, 2014, by paying a “make-whole” premium, plus accrued and unpaid interest.

The Secured Notes also contain a provision that allows holders of the Secured Notes to require the Company to repurchase all or any part of the Secured Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Secured Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Secured Notes to the date of repurchase. In addition, upon certain asset sales, the Company may be required to offer to use the net proceeds thereof to purchase some of the Secured Notes at 100% of the principal amount thereof, plus accrued and unpaid interest.

Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase Secured Notes with certain of its excess cash flow for such fiscal year, commencing with the fiscal year ending December 31, 2012, at 103% of the principal amount thereof, plus accrued and unpaid interest.

The terms of the Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company’s business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company’s assets. As of December 31, 2011, no cash dividends could have been paid by the Company under provisions of the Secured Notes agreement.

Convertible Notes

The $50,000 Convertible Notes were issued pursuant to an indenture, dated as of December 15, 2011, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee. The Convertible Notes were issued by the Company at an initial offering price equal to 100% of the principal amount. The Company granted the initial purchaser in the Convertible Notes offering an option, exercisable within 30 days, to purchase up to an additional $7,500 aggregate principal amount of Convertible Notes. The initial purchaser exercised their option in full and, on December 20, 2011, the Company issued an additional $7,500 aggregate principal amount of Convertible Notes.

The Convertible Notes will mature on December 15, 2017. The Company will pay interest on the Convertible Notes at a rate of 7.0% in cash semi-annually beginning on June 15, 2012. The Convertible Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes will be 97.2384 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.

Holders may convert their Convertible Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding June 15, 2017 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (2) during any calendar quarter (and only during such calendar quarter) after the calendar quarter ending

December 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the applicable conversion price in effect for each applicable trading day; (3) upon the occurrence of specified corporate events, including certain dividends and distributions; or (4) if the Company calls the Convertible Notes for redemption on or after December 20, 2015. The Convertible Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, June 15, 2017 through the second scheduled trading day immediately preceding the maturity date.

The Company may not elect to issue shares of common stock upon conversion of the Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the Convertible Notes until the Company receives shareholder approval for such issuance and shareholder approval of the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Convertible Notes. Since the Company does not have sufficient authorized shares available to share-settle the conversion option in full, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. The initial value allocated to the derivative liability was $22,330 of the $57,500 principal amount of the Convertible Notes, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Convertible Notes is 17.78%. During each reporting period, the derivative liability is marked to fair value through earnings. As of December 31, 2011, the derivative liability, which is classified in long-term debt, had a fair value of $26,440. If the Company receives shareholder approval for the issuance of common stock in excess of the 19.99% limitation and for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Convertible Notes so the conversion option can be share-settled in full, the conversion option may qualify for equity classification and the bifurcated derivative liability would no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.

Upon a fundamental change, subject to certain exceptions, holders may require the Company to repurchase some or all of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest.

The Company may not redeem the Convertible Notes prior to December 20, 2015. On or after December 20, 2015, the Company may redeem all or part of the Convertible Notes (except for the Convertible Notes that we are required to repurchase as described above) if the last reported sale price of the Company’s common stock exceeds 135% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the make-whole premium payments on all Convertible Notes called for redemption including Convertible Notes converted after the date we delivered the notice of redemption. The Company will pay the redemption price in cash except for any non-cash portion of the make-whole premium.

New Revolving Credit Facility

The New Revolving Credit Facility consists of a $100,000 senior secured asset-based revolving credit facility (subject to adjustment pursuant to a borrowing base described below), of which (a) up to an aggregate principal amount of $20,000 will be available for a Canadian subfacility, (b) up to an aggregate principal amount of $20,000 will be available for letters of credit and (c) up to an aggregate principal amount of $10,000 will be available for swingline loans. Loans under the New Revolving Credit Facility will be made available to the Company and certain domestic subsidiaries (the “U.S. Borrowers”) in U.S. dollars and the Canadian Borrowers in U.S. dollars and Canadian dollars. The New Revolving Credit Facility will mature on December 15, 2015.

All obligations of the U.S. Borrowers under the New Revolving Credit Facility are guaranteed on a senior secured basis by each direct and indirect, existing and future, domestic subsidiary of the U.S. Borrowers (the “U.S. Subsidiary Guarantors” and together with the U.S. Borrowers, the “U.S. Credit Parties”), subject to certain exceptions for immaterial subsidiaries. All obligations of the Canadian Borrowers under the New Revolving Credit Facility are guaranteed on a senior secured basis by (a) each U.S. Credit Party and (b) each direct and indirect, existing and future, Canadian subsidiary of the Company (the “Canadian Subsidiary Guarantors” and together with the Canadian Borrowers, the “Canadian Credit Parties”; and the U.S. Credit Parties together with the Canadian Credit Parties, the “Credit Parties”), subject to certain exceptions.

All obligations under the New Revolving Credit Facility are secured on a first-priority basis by a perfected security interest in substantially all assets of the Credit Parties (subject to certain exceptions for permitted liens). The New Revolving Credit Facility will rank pari passu in right of payment with the Secured Notes, but, pursuant to the intercreditor agreement, the Secured Notes will be effectively subordinated to the indebtedness under the New Revolving Credit Facility with respect to the collateral.

At the Company’s election, borrowings under the New Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility). The Company will pay certain customary recurring fees with respect to the New Revolving Credit Facility.

The New Revolving Credit Facility permits the Company to increase the aggregate amount of the commitments under the New Revolving Credit Facility from time to time in an aggregate amount for all such increases not to exceed $50,000, subject to certain conditions. The existing lenders under the New Revolving Credit Facility are not obligated to provide the incremental commitments.

The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement. As of December 31, 2011, the Company’s excess availability of $55,296 was above such thresholds.

Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $254 in 2011, $201 in 2010 and $163 in 2009.

(10) Fair Value Measurements

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

The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents consisting of money market funds are valued based on quoted prices in active markets and as a result are classified as Level 1. The Company’s pension plan asset portfolio as of December 31, 2011 and 2010 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Refer to Note 5 for pension fair value disclosures.

Fair Value Measurements of Debt

The fair value of the Company’s fixed rate debt as of December 31, 2011 was estimated to be $253,883 compared to a carrying value of $252,427. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within level 2 of the fair value hierarchy. The fair value of the Convertible Notes, which fall within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature. The estimated fair value of the derivative liability for the conversion feature (refer to table below) is computed using a binomial lattice model using the Company’s historical volatility over the term corresponding to the remaining contractual term of the Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. As of December 31, 2011, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which falls within level 3 of the fair value hierarchy, is $32,918 compared to its carrying value of $36,000, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the year, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.

Fair Value Measurements of Commodity Hedges

During the second quarter of 2011, the Company implemented a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At December 31, 2011, the Company had executed forward contracts that extend through 2015. The counterparty to these contracts is not considered a credit risk by the Company. At December 31, 2011, the notional value associated with forward contracts was $15,486. The Company recorded losses of $2,377 during the year ended December 31, 2011 as a result of the decline in the fair value of the contracts during the period. Refer to Note 12 for letters of credit outstanding for collateral associated with commodity hedges.

The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.

The assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total

As of December 31, 2011:
Derivative liability for commodity hedges	$—	$2,331	$—	$2,331

Derivative liability for conversion feature associated with convertible debt	$—	$—	$26,440	$26,440

As of December 31, 2010:
Cash equivalents	$6,350	$—	$—	$6,350

The following reconciliation represents the change in fair value of Level 3 assets between December 31, 2010 and December 31, 2011:

September 30,
Derivative liability for conversion feature associated with convertible debt

Fair value as of December 31, 2010	$—
Fair value of debt on issuance date	22,449
Mark-to-market adjustment on conversion feature	3,991

Fair value as of December 31, 2011	$26,440

(11) Share-based Compensation

The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $4,349, $2,411 and $1,370 for 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,534, $831 and $530 in 2011, 2010 and 2009, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2011 associated with all share-based payment arrangements is $5,560 and the weighted average period over which it is to be expensed is 1.3 years.

Restricted Stock, Stock Option and Equity Compensation Plans – The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and other key management employees. A summary of the authorized shares under these plans is detailed below:

September 30,
Plan Description	Authorized Shares
1995 Directors Stock Option Plan	188
1996 Restricted Stock and Stock Option Plan	938
2000 Restricted Stock and Stock Option Plan	1,200
2004 Restricted Stock, Stock Option and Equity Compensation Plan	1,350
2008 A. M. Castle & Co. Omnibus Incentive Plan (amended and restated as of April 28, 2011)	2,750

Long-Term Compensation and Incentive Plans

On March 2, 2011, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2011 Long-Term Compensation Plan (“2011 LTC Plan”) for executive officers and other select personnel. The 2011 LTC Plan awards included restricted stock units (“RSUs”) and performance share units (“PSUs”). All 2011 LTC Plan awards are subject to the terms of the Company’s 2008 A.M. Castle & Co. Omnibus Incentive Plan.

On March 18, 2010, the Committee approved equity awards under the Company’s 2010 Long-Term Compensation Plan (“2010 LTC Plan”) for executive officers and other select personnel. The 2010 LTC Plan awards included RSUs, PSUs, and stock options. All 2010 LTC Plan awards are subject to the terms of the Company’s 2008 Restricted Stock, Stock Option and Equity Compensation Plan, amended and restated as of December 9, 2010. In addition to the 2010 LTC Plan, the Company maintains a 2009 Long-Term Incentive Plan (“LTI Plan”) for executive officers and other select personnel under which they may receive share-based awards.

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

Restricted Share Units and Non-Vested Shares

The RSUs granted under the 2011 and 2010 LTC Plans will cliff vest on December 31, 2013 and December 31, 2012, respectively. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout). The Company’s 2009 LTI Plan also included issuance of approximately 187 non-vested share awards. Approximately 142 shares associated with the 2009 LTI Plan cliff vested on December 31, 2011. The remaining outstanding non-vested share balance primarily consists of shares issued to the Board of Directors during the second quarter of 2011. The Director shares vest during the second quarter of 2012.

The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.

A summary of the RSU and non-vested share activity is as follows:

	September 30,	September 30,	September 30,	September 30,
	Shares		Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	234	$13.52	141	$12.07
Granted	33	$18.95	112	$17.13
Forfeited	(12)	$6.37	(12)	$14.38
Vested	(217)	$13.66	(9)	$12.07

Outstanding at December 31, 2011	38	$18.74	232	$14.39

Expected to vest at December 31, 2011	38	$18.74	219	$14.19

The unrecognized compensation cost as of December 31, 2011 associated with RSU and non-vested share awards is $1,937. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $2,166, $600 and $1,392, respectively.

Performance Shares

Under the 2011 and 2010 LTC Plans, the potential award for the performance shares granted is dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition, over a three-year performance period, beginning January 1, 2011 and January 1, 2010 and ending December 31, 2013 and December 31, 2012, respectively. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the “RTSR Peer Group”). The 2011 and 2010 LTC Plans provide with respect to performance shares for (1) a threshold level up to which the threshold level of performance shares will vest, a target performance level at which the target number of performance shares will vest, a maximum performance level at or above which the maximum number of performance shares will vest, and pro rata vesting between the threshold and maximum performance levels and (2) minimum and maximum vesting opportunities ranging from one-half up to two times the target number. The threshold, target and maximum performance levels for RTSR are the 25th, 50th and 75th percentile, respectively, relative to RTSR Peer Group performance. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met. Each performance share that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).

Under the 2011 LTC Plan, the potential award for performance shares containing a non-market-based performance condition is determined based on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2011 LTC Plan) for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The grant date fair values of performance shares awarded containing the RTSR market based performance condition was estimated using a Monte Carlo simulation with the following assumptions:

	September 30,	September 30,
	2011	2010
Grant Date Fair Value per Share	$23.89	$12.26
Expected volatility	62.0%	61.6%
Risk-free interest rate	1.10%	1.45%
Expected life (in years)	2.84	2.80
Expected dividend yield	—	—

Final award vesting and distribution of performance awards granted under the 2009 LTI Plan was determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2009 Plan). The performance goals of three-year cumulative net income and average return on total capital for the same three-year period were not achieved. Therefore, no compensation was recognized in 2010 or 2011, respectively.

The status of performance shares that have been awarded as part of the active LTC and LTI Plans is summarized below as of December 31, 2011:

	September 30,	September 30,	September 30,
Plan Year	Grant Date Fair Value	Estimated Number of Performance Shares to be Issued	Maximum Number of Performance Shares that could Potentially be Issued
2011 LTC Plan
Market-based performance condition	$23.89	—	213
Non-market-based performance condition	$17.13	85	213
2010 LTC Plan	$12.26	70	269
2009 LTI Plan	$5.66	—	577

The unrecognized compensation cost as of December 31, 2011 associated with the 2011 and 2010 LTC Plans performance shares is $3,004.

Stock Options

There were no stock options issued under the 2011 LTC Plan. The stock options issued under the 2010 LTC Plan vest and become exercisable three years from the date of the grant. The term of the options is eight years. The exercise price of the options is $12.79 per share. The grant date fair value of $5.71 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:

September 30,
2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%

A summary of the stock option activity is as follows:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2011	471	$12.28
Exercised	(36)	$10.41
Forfeited	(17)	$12.22

Stock options outstanding at December 31, 2011	418	$12.44	$260	5.0 years

Stock options exercisable at December 31, 2011	166	$11.90	$260	3.0 years

Stock options vested or expected to vest as of December 31, 2011	405	$12.43	$260	4.9 years

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $194, $219 and $0, respectively. The unrecognized compensation cost as of December 31, 2011 associated with stock options is $619.

(12) Commitments and Contingent Liabilities

As of December 31, 2011, the Company had $5,910 of irrevocable letters of credit outstanding which primarily consisted of $3,000 for collateral associated with commodity hedges and $1,760 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

The Company is party to a variety of legal proceedings arising from the operation of its business. These proceedings are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of management, based upon the information available at this time, that the currently expected outcome of these proceedings will not have a material effect on the consolidated results of operations, financial condition or cash flows of the Company.

In 2011, the Company determined that it inadvertently exported certain aluminum alloy bar that are listed on the U.S. Bureau of Industry and Security’s (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The exports, which occurred in 2011, had a total transaction value of approximately $13 and were made without export licenses. The exports involved shipments to the Company’s wholly-owned subsidiary in China and to a customer in the Philippines. In response thereto, the Company has submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. The Company previously disclosed similar incidents to BIS in 2008, which were resolved in September 2011 through the payment of a $775 civil penalty and a commitment to satisfy certain compliance and reporting obligations. If it is determined that the Company failed to comply with the applicable U.S. export regulations, the OEE could assess additional monetary penalties, restrict export privileges or provide an administrative warning. While the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of management, based on the information available at this time, that the outcome of this matter will not have a material effect on the Company’s financial position, results of operations or cash flows.

(13) Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as reported in the consolidated balance sheets as of December 31, 2011 and 2010 was comprised of the following:

	September 30,	September 30,
	2011	2010
Foreign currency translation losses	$(4,691)	$(3,750)
Unrecognized pension and postretirement benefit costs, net of tax	(15,133)	(12,062)

Total accumulated other comprehensive loss	$(19,824)	$(15,812)

(14) Selected Quarterly Data (Unaudited)

	September 30,	September 30,	September 30,	September 30,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2011
Net sales	$272,788	$282,568	$294,860	$282,150
Gross profit (a)	33,219	35,165	33,233	29,770
Net income (loss) (b)	2,703	3,697	3,803	(11,963)
Basic earnings (loss) per share	$0.12	$0.16	$0.17	$(0.52)
Diluted earnings (loss) per share	$0.12	$0.16	$0.16	$(0.52)
Common stock dividends declared	$—	$—	$—	$—

2010
Net sales	$222,996	$240,132	$244,938	$235,640
Gross profit (a)	19,899	26,090	27,111	25,785
Net (loss) income	(4,622)	408	72	(1,498)
Basic (loss) earnings per share	$(0.20)	$0.02	$0.00	$(0.07)
Diluted (loss) earnings per share	$(0.20)	$0.02	$0.00	$(0.07)
Common stock dividends declared	$—	$—	$—	$—

(a)	Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.

(b)	Fourth quarter results include fees incurred as a result of the acquisition of Tube Supply and the related debt refinancing in December 2011. The results of Tube Supply are included in the fourth quarter results for the two-week period ended December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the 2011 financial statements of Kreher Steel Company, LLC, a 50% owned joint venture, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $36,460 in Kreher Steel Company, LLC’s net assets at December 31, 2011 and of $11,727 in that company’s net income for the year then ended are included in the accompanying financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kreher Steel Company, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois March 14, 2012

Kreher Steel Company, LLC and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	September 30,	September 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$8,743,820	$4,954,020
Accounts receivable (net of allowance for doubtful accounts of $1,335,000 in 2011 and $1,340,000 in 2010)	32,461,983	23,987,802
Inventory, net	69,297,422	41,914,048
Deferred taxes	29,699	88,600
Prepaid expenses and other current assets	729,578	666,591

Total current assets	111,262,502	71,611,061

Property and equipment
Land and building	14,334,997	10,558,122
Machinery and equipment	11,923,342	11,494,902
Furniture, fixtures and office equipment	1,952,447	1,775,228
Automobiles and trucks	871,929	763,758
Leasehold improvements	1,872,955	1,657,436
Construction in progress	753,234	14,040

	31,708,904	26,263,486

Less accumulated depreciation and amortization	12,856,503	12,650,363

Property and equipment, net	18,852,401	13,613,123

Deferred financing costs, net of amortization	121,263	137,911

Goodwill	3,525,247	3,525,247

Intangible assets, net	398,112	534,357

Other assets	81,543	69,043

	$134,241,068	$89,490,742

LIABILITIES AND MEMBERS’ CAPITAL

Current liabilities
Revolving line of credit	$35,000,000	$12,837,000
Current portion of long-term debt	215,918	370,000
Accounts payable	21,094,460	17,194,217
Accrued expenses	3,641,502	2,426,389

Total current liabilities	59,951,880	32,827,606

Deferred taxes, non-current	1,008,748	677,308

Long-term debt, less current portion	2,080,993	2,195,000

Commitments and contingencies

Members’ capital	71,199,447	53,790,828

	$134,241,068	$89,490,742

Kreher Steel Company, LLC and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,

	September 30,	September 30,	September 30,
	2011	2010	2009

Net revenues	$269,657,054	$188,107,237	$108,962,595

Cost of sales	219,478,535	156,801,397	94,059,230

Gross profit	50,178,519	31,305,840	14,903,365

Operating expenses
Selling	12,761,204	9,729,856	7,744,697
General and administrative	9,970,335	8,283,347	6,611,907

Total operating expenses	22,731,539	18,013,203	14,356,604

Earnings from operations	27,446,980	13,292,637	546,761

Other expense (income)
Interest expense	432,990	259,558	270,460
Interest income	(1,994)	(5,035)	(930)
Other income, net	(180,807)	(152,887)	(210,973)

Net earnings before taxes	27,196,791	13,191,001	488,204

Income tax provision (benefit)	3,553,382	2,155,950	(314,827)

NET EARNINGS	$23,643,409	$11,035,051	$803,031

Kreher Steel Company, LLC and Subsidiaries

CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL

Three years ended December 31, 2011

September 30,

Balance at January 1, 2009, 400 units	$45,442,369

Net earnings	803,031

Distributions	(970,030)

Balance at December 31, 2009, 400 units	45,275,370

Net earnings	11,035,051

Distributions	(2,519,593)

Balance at December 31, 2010, 400 units	53,790,828

Net earnings	23,643,409

Distributions	(6,234,790)

Balance at December 31, 2011, 400 units	$71,199,447

Kreher Steel Company, LLC and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash flows from operating activities
Net earnings	$23,643,409	$11,035,051	$803,031
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation and amortization	1,602,925	1,720,133	1,830,044
Deferred taxes	390,341	84,362	96,849
Bad debt expense	34,779	178,911	326,291
Loss on sale of property and equipment	9,790	59,676	—
Changes in assets and liabilities
Accounts receivable	(8,508,956)	(8,488,036)	3,813,434
Inventory	(27,383,374)	(11,823,574)	11,097,255
Prepaid expenses and other assets	(58,839)	182,962	(263,676)
Accounts payable	3,900,243	1,739,501	828,225
Accrued expenses	1,215,113	388,680	(1,107,744)

Net cash (used in) provided by operating activities	(5,154,569)	(4,922,334)	17,423,709

Cash flows from investing activities
Purchases of property and equipment	(6,735,595)	(2,271,435)	(249,136)
Proceeds from sale of property and equipment	19,843	256,132	—

Net cash used in investing activities	(6,715,752)	(2,015,303)	(249,136)

Cash flows from financing activities
Net increase (decrease) in line of credit	22,163,000	10,837,000	(14,742,000)
Repayment of long-term debt	(268,089)	(360,000)	(350,000)
Distributions to members	(6,234,790)	(2,519,593)	(970,030)

Net cash provided by (used in) financing activities	15,660,121	7,957,407	(16,062,030)

Net increase in cash and cash equivalents	3,789,800	1,019,770	1,112,543

Cash and cash equivalents at beginning of year	4,954,020	3,934,250	2,821,707

Cash and cash equivalents at end of year	$8,743,820	$4,954,020	$3,934,250

Supplemental disclosures of cash flow information
Cash paid (received) during the year for
Interest	$350,341	$171,525	$207,159
Income taxes, net of refunds	2,910,000	1,097,409	(5,001)

Supplemental disclosures of non-cash investing and financing activities
Purchase price adjustment from the acquisition of Special Metals, Inc. to increase goodwill and decrease prepaid income taxes	$—	$—	$57,658
Acquisition of machinery and equipment through capital leases	—	150,019	—

NOTE A—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Kreher Steel Company, LLC and Subsidiaries (the Company) was formed as a limited liability company (LLC) on January 11, 1996, and commenced business on May 1, 1996. The LLC members’ initial contribution consisted of the net assets of Kreher Steel Co., Inc.

The Company is a national distributor and processor of carbon and alloy steel bar products. The Company has locations throughout the United States and primarily sells in the vicinity of these locations. The Company operates as a single segment for financial reporting purposes.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2011 and 2010, the Company had approximately $7,975,000 and $4,332,000 in excess of FDIC insured limits, respectively. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Shipping and Handling Fees

For the years ended December 31, 2011, 2010 and 2009, shipping and handling costs billed to customers amounted to approximately $1,431,230, $899,000 and $506,000, respectively, and were included in selling expenses.

Financial Instruments and Risk Management

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas. At December 31, 2011, 2010 and 2009, there were no individual customers that made up more than 10% of consolidated sales.

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value due to their short-term nature and variable interest rates paid.

Prices for steel fluctuate based on worldwide production and, as a result, the Company is subject to the risk of future changing market prices. Furthermore, the Company purchased approximately 9%, 7% and 9% of its inventory from foreign suppliers for the years ended December 31, 2011, 2010 and 2009, respectively.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the specific identification method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2011 and 2010, the reserve for obsolete and slow-moving inventory was approximately $583,000 and $1,778,000, respectively

Changes in the Company’s inventory reserve are as follows at December 31:

	September 30,	September 30,
	2011	2010

Beginning balance	$1,778,365	$1,665,140
(Recoveries of previous write-offs) provision	(1,140,966)	373,555
Write-offs	(54,053)	(260,330)

Total inventory reserve	$583,346	$1,778,365

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on the straight-line method and the estimated useful lives of the property and equipment. Depreciation of leasehold improvements is based on the estimated useful life or the term of the lease, whichever is shorter. The Company uses an accelerated method of depreciation for tax purposes. Depreciation expense for December 31, 2011, 2010 and 2009, was $1,466,680, $1,542,641 and $1,636,075, respectively.

Depreciable lives by asset classification are as follows:

September 30,
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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No triggering events were identified during each year presented that would require an impairment analysis. Additionally, no assets were held for disposal as of December 31, 2011 or 2010.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price paid over the fair values of net assets acquired and liabilities assumed in the Company’s acquisitions.

Intangible assets include non-competition agreements and non-contractual customer relationships. The fair value of identifiable intangible assets was estimated based upon discounted future cash flow projections. Intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of intangible assets was six years as of December 31, 2011.

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

Management is required to evaluate goodwill for impairment on an annual basis. The Company tests for impairment using a two-step process that involves (1) comparing the estimated fair value or the reporting unit to its net book value and (2) comparing the estimated implied fair value of goodwill and intangible assets to its carrying value. Goodwill and intangible assets were valued on the date of the acquisition. As of December 31, 2011 and 2010, there was no impairment of the goodwill or intangible assets acquired.

Revenue Recognition

Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the time of receipt by the customer when title and risk of loss would pass to the customer.

Accounts Receivable

Credit is extended based upon an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days of the negotiated terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company maintains reserves for potential losses on receivables and credits from its customers, and these losses have not exceeded management’s expectations. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Economic Dependency—Major Suppliers

During the years ended December 31, 2011, 2010 and 2009, the Company purchased approximately 45%, 49% and 52%, respectively, of its materials from five suppliers.

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

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2011 and 2010, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first run. The Company expensed advertising costs of approximately $80,000, $62,000 and $30,000 in 2011, 2010 and 2009, respectively.

Reclassifications

Certain reclassifications of prior-year presentations have been made to conform to the 2011 presentation.

NOTE B—INTANGIBLE ASSETS AND GOODWILL

Intangible assets are amortized using the straight-line method, using the remaining useful life, and are as follows at December 31, 2011:

September 30,
Remaining
Asset description	useful life

Non-compete agreements	0 years
Non-contractual customer relationships	3.25 years

The following is a summary of intangible assets at December 31:

	September 30,	September 30,
	2011	2010

Intangible assets
Finite life
Non-compete agreements	$220,000	$220,000
Non-contractual customer relationships	980,000	980,000

	1,200,000	1,200,000

Less accumulated amortization	801,888	665,643

Net intangible assets	$398,112	$534,357

Amortization expense related to identifiable intangible assets was $136,245 for the year ended December 31, 2011, and $177,492 for the years ended December 31, 2010 and 2009. The intangible assets related to the non-compete agreements became fully amortized during 2011. Estimated annual amortization expense as of December 31, 2011, is a follows:

September 30,
Years ending December 31,

2012	$122,496
2013	122,496
2014	122,496
2015	30,624

The changes in carrying balance of goodwill during the years ended December 31, 2011, 2010 and 2009, are as follows:

September 30,

Balance as of January 1, 2009	$3,467,589

Plus purchase price adjustment	57,658

Balance as of December 31, 2009, 2010 and 2011	$3,525,247

During 2009, the Company settled certain tax positions on behalf of Special Metals, Inc. that were in place prior to the acquisition. This resulted in an adjustment to goodwill and accrued income tax liability.

NOTE C—TRANSACTIONS WITH AFFILIATES

There was no amount included in accounts receivable at December 31, 2011, due from companies related through common ownership. Included in accounts receivable at December 31, 2010, was approximately $69,000 due from companies related through common ownership.

Included in accounts payable at December 31, 2011 and 2010, was approximately $79,000 and $101,000, respectively, due to companies related through common ownership.

Sales to and purchases from companies related through common ownership for the year ended December 31, 2011, were approximately $851,000 and $2,294,000, respectively, for the year ended December 31, 2010, were approximately $351,000 and $2,118,000, respectively, and for the year ended December 31, 2009, were approximately $123,000 and $1,684,000, respectively.

NOTE D—ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows at December 31:

	September 30,	September 30,
	2011	2010

Beginning balance	$1,340,000	$1,308,127
Bad debt expense	34,779	178,911
Recoveries	536	20,336
Accounts written off	(40,315)	(167,374)

Total allowance for doubtful accounts	$1,335,000	$1,340,000

NOTE E—DEBT

Debt as of December 31, 2011 and 2010, is as follows:

	September 30,	September 30,
	2011	2010

Revolving lines of credit	$35,000,000	$12,837,000

Notes payable
Michigan Strategic Fund Limited Obligation Revenue Bonds (2000)	$950,000	$1,020,000
Michigan Strategic Fund Limited Obligation Revenue Bonds (2006)	1,245,000	1,545,000
Capitalized leases	101,911	—

Total notes payable	2,296,911	2,565,000

Current portion of long-term debt	215,918	370,000

Long-term debt	$2,080,993	$2,195,000

In April 2004, the Company entered into a loan agreement. The loan consists of advances on a revolving line of credit, with maximum availability of $25,000,000, with the option of extending the credit to $40,000,000, through April 2009. In May 2007, the Company took that option and refinanced its $25,000,000 secured revolving credit agreement from an asset-based loan to a commercial-based loan, which can be increased to $40,000,000 in $5,000,000 increments. In April 2008, the Company increased the revolving credit to $30,000,000. The Company decreased the revolving credit to $20,000,000 in September 2009. In August 2011, the Company increased the revolving credit to $25,000,000. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. The outstanding balance on the LIBOR portion at a rate of 1.22% was $21,000,000 at December 31, 2011. There was a balance of $2,000,000 outstanding on the prime rate portion at a rate of 2.625% (prime minus 0.625%) at December 31, 2011. The outstanding balance on the LIBOR portion at a rate of 1.11% was $8,000,000 at December 31, 2010. There was a balance of $2,500,000 outstanding on the prime rate portion at a rate of 2.625% (prime minus 0.625%) at December 31, 2010. The loan is secured by the Company’s receivables, inventory and fixed assets and expires in May 2012.

In May 2007, the Company’s subsidiary, Special Metals, Inc., also entered into a commercial-based loan for $5,000,000, which can be increased to $10,000,000 in $1,000,000 increments. In October 2011, the Company amended the loan agreement and increased the revolving credit to $15,000,000 based on the consolidated availability of the Company. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. The outstanding balance on the LIBOR portion at a rate of 1.22% was $12,000,000 at December 31, 2011. There was no balance outstanding on the LIBOR portion at December 31, 2010. There was no outstanding balance on the LIBOR portion of the loan at December 31, 2011. There was $2,337,000 outstanding on the prime portion at a rate of 2.625% (prime minus 0.625%) at December 31, 2010. The loan is secured by the Company’s receivables, inventory and fixed assets and expires in May 2012.

The Company is in compliance with all covenants related to the revolving credit agreements and all other notes payable.

In 2000, the Company’s subsidiary, Kreher Wire Processing, Inc., obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $4,900,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2011 and 2010, was 0.20% and 0.49%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make annual payments for the letter of credit fee. The bonds mature on May 1, 2016.

In 2006, Kreher Wire Processing, Inc. obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $2,695,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2011 and 2010, was 0.20% and 0.49%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make quarterly payments for the letter of credit fee. The bonds mature on October 1, 2021.

In 2010, Special Metals, Inc. entered into several lease agreements that met the criteria for capitalization. At December 31, 2011 and 2010, the gross amount of cost related to capital leases included in machinery and equipment was approximately $150,000. Related accumulated amortization at December 31, 2011 and 2010, was approximately $65,000 and $28,000, respectively. The total rental payments incurred for the years ended December 31, 2011, 2010 and 2009, was approximately $73,000, $33,000 and $-0-, respectively.

The carrying value of debt approximates fair value given the variable nature of the interest rates. Maturities of debt at December 31, 2011, are as follows:

September 30,
Years ending December 31,

2012	$35,215,918
2013	211,894
2014	207,170
2015	226,929
2016	725,000
Thereafter	710,000

Total	$37,296,911

NOTE F—INCOME TAXES

As an LLC, the Company is not subject to Federal and state income taxes and its income or loss is allocated to and reported in the tax returns of its members. The Company provides for income taxes for its wholly-owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc., which are subject to Federal and state income taxes.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	September 30,	September 30,
	2011	2010
Deferred tax assets
Accounts receivable and inventory reserves	$29,699	$88,600

Total deferred tax assets	29,699	88,600

Deferred tax liabilities
Amortization of intangibles	(159,245)	(213,743)
Depreciation and other	(849,503)	(463,565)

Total deferred tax liabilities	(1,008,748)	(677,308)

Net deferred tax liabilities	$(979,049)	$(588,708)

The net current and non-current components of the deferred income taxes recognized in the balance sheets at December 31, 2011 and 2010, are as follows:

	September 30,	September 30,
	2011	2010

Net current assets	$29,699	$88,600
Net long-term liabilities	(1,008,748)	(677,308)

Total net deferred tax liabilities	$(979,049)	$(588,708)

Income tax expense (benefit) consists of the following components as of December 31:

	September 30,	September 30,	September 30,
	2011	2010	2009
Current
Federal	$2,667,703	$1,845,850	$(405,518)
State	495,338	225,738	(6,158)
Deferred	390,341	84,362	96,849

Total income tax expense (benefit)	$3,553,382	$2,155,950	$(314,827)

The differences between the Federal statutory rate of 34% and the effective rate are due to state income taxes, permanent deductions, settlement of prior returns related to the acquisition and the fact that no tax provisions are recorded for operations attributable to Kreher Steel Company, LLC in the accompanying financial statements. The total effective rate of the subsidiaries at December 31, 2011, 2010 and 2009, was 13.1%, 16.3% and (64.4)%, respectively.

A reconciliation of the effective income tax rate to the U.S. statutory tax rate is as follows:

	September 30,	September 30,
	2011	2010

U.S. statutory tax rate	34.0%	34.0%
Non-taxable LLC income	(21.1)	(20.4)
State and local taxes—net of Federal tax expense	0.5	2.1
Settlement of prior returns related to the acquisition	0.0	0.0
Other, net	(0.3)	0.6

Effective tax rate	13.1%	16.3%

NOTE G—COMMITMENTS

Operating Lease Commitments

The Company leases certain equipment and warehouse space under operating lease obligations with rent escalation clauses for the warehouse space only. Accordingly, the Company has recorded these lease obligations on a straight-line basis and recorded a deferred rent liability of $94,345 and $159,163 for the years ended December 31, 2011 and 2010, respectively. Rent expense, net of sublease income for the years ended December 31, 2011, 2010 and 2009, was approximately $1,081,000, $687,000 and $899,000, respectively. The following shows minimum future rental payments for the next five years under these obligations:

September 30,
Years ending December 31,
2012	$649,000
2013	446,000
2014	137,000
2015	109,000
2016 and thereafter	75,000

Health Insurance

The Company maintains a fully self-insured health insurance plan. Approximately $1,021,000 and $904,000 were expensed in 2011 and 2010, respectively, under this plan. During 2009, the Company’s group health insurance plan was a partially self-funded plan under which the Company was self-insured to a maximum of $50,000 per individual per year. During 2009, the Company expensed approximately $743,000 under this plan. The Company also maintains a fully self-insured health insurance plan at one of its wholly-owned subsidiaries. Approximately $562,000, $346,000 and $399,000 were expensed for this plan during 2011, 2010 and 2009, respectively.

NOTE H—EMPLOYEE BENEFIT PLAN

The Company maintains a qualified plan under Section 401(k) of the Internal Revenue Code. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of the lesser of 60% of eligible compensation or $16,500 (the Federal limit for 2011). The Company will match contributions at the discretion of management. The Company has a non-discretionary match of 50%, up to 6% of what employees elect. The Company also has a profit-sharing match of $500 per participant, which is discretionary. This discretionary match was paid in 2011 and 2010, but not paid in 2009. Participants are fully vested at all times in their contributions and become fully vested in the Company’s contributions over a defined period. The plan is responsible for costs associated with its administration. Approximately $200,000, $153,000 and $119,000 were charged to expense for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also maintains a qualified plan under Section 401(k) of the Internal Revenue Code at a wholly-owned subsidiary. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of $16,500 (the Federal limit for 2011). The Company will match contributions at the discretion of management. The Company also has a discretionary profit-sharing contribution. Participants are fully vested in all contributions. The plan is responsible for costs associated with its administration. During 2011, 2010 and 2009, approximately $240,000, $210,000 and $50,000, respectively, were charged to expense.

NOTE I—CONTINGENCIES

The Company is subject to various legal proceedings that have arisen in the normal course of business. In the opinion of management, these actions, when concluded and determined, will not have a material adverse effect on the financial position or operations of the Company.

NOTE J—MEMBERS’ CAPITAL

The Company is a single-member LLC and shall continue until December 31, 2045.

NOTE K—SUBSEQUENT EVENTS

The Company evaluated its December 31, 2011 financial statements for subsequent events through February 27, 2012, the date the financial statements were available to be issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Kreher Steel Company, LLC

We have audited the accompanying consolidated balance sheets of Kreher Steel Company, LLC (a Delaware limited liability company) and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, members’ capital and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kreher Steel Company, LLC and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Chicago, Illinois

February 27, 2012

ITEM 9 —	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A —	Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework.

Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

In accordance with SEC regulation, management excluded from its assessment the internal control over financial reporting at Tube Supply, Inc., which was acquired on December 15, 2011 and whose financial statements constitute 27% of total assets and 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

A.M. Castle & Co.

Oak Brook, Illinois

We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tube Supply, Inc., which was acquired on December 15, 2011, and whose financial statements constitute 27% of total assets and 1% of total revenues in the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Tube Supply, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois

March 14, 2012

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

Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the sections of the Company’s Definitive Proxy Statement for its 2012 annual meeting of shareholders (fiscal 2011 Proxy Statement) dated and to be filed with the Securities and Exchange Commission on or about March 23, 2012 entitled “Proposal 1- Election of Directors,” “Certain Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by this specific reference.

ITEM 11 —	Executive Compensation

All information required to be filed in Part III, Item 11, Form 10-K, has been included in the sections of the fiscal 2011 Proxy Statement entitled “Compensation Discussion and Analysis,” “Report of the Human Resources Committee,” “Non-Employee Director Compensation,” and “Executive Compensation and Other Information” and is hereby incorporated by this specific reference.

ITEM 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be filed in Part III, Item 12, Form 10-K, has been included in the sections of the fiscal 2011 Proxy Statement entitled “Stock Ownership of Directors, Management and Principal Stockholders” and “Equity Compensation Plan Information” and is hereby incorporated by this specific reference.

ITEM 13 —	Certain Relationships and Related Transactions, and Director Independence

All information required to be filed in Part III, Item 13, Form 10-K, has been included in the sections of the fiscal 2011 Proxy Statement entitled “Related Party Transactions” and “Director Independence; Financial Experts” and is hereby incorporated by this specific reference.

ITEM 14 —	Principal Accountant Fees and Services

All information required to be filed in Part III, Item 14, Form 10-K, has been included in the sections of the fiscal 2011 Proxy Statement entitled “Audit and Non-Audit Fees” and “Pre-Approval Policy for Audit and Non-Audit Services” and is hereby incorporated by this specific reference.

PART IV

ITEM 15 — Exhibits

A. M. Castle & Co.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. Filed as Exhibit 2.1 to Form 8-K filed August 17, 2006. Commission File No. 1-5415.

2.2	Stock Purchase Agreement, dated November 9, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, Inc. Filed as Exhibit 2.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

2.3	Agreement and Amendment, dated December 15, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, Tube Supply, Inc. and A.M. Castle & Co. (Canada) Inc. Filed as Exhibit 2.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

3.1	Articles of Incorporation of the Company. Filed as Appendix D to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

3.2	By-Laws of the Company as amended on October 28, 2010. Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was filed on November 5, 2010. Commission File No. 1-5415.

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.3 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Filed as Exhibit 4.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

4.2	Indenture, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

10.1*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.

10.2*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.

10.3*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

10.4*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.

10.5*	A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan, as amended and restated as of December 9, 2010. Filed as Exhibit 10.25 to Annual Report on Form 8-K filed on December 15, 2010. Commission File No. 1-5415.

10.6*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit

10.7*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.8*	A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.9*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.14 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.10*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.11*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2009. Commission File No. 1-5415.

10.12*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.

10.13*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.14*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.15*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.16*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.17*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.

10.18*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.

10.19*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.20*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit

10.21*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.22*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.

10.23*	2008 A. M. Castle & Co. Omnibus Incentive Plan, as amended and restated as of April 28, 2011. Filed as Exhibit 10.30 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.

10.24*	Stephen V. Hooks Executive Retention and Severance Agreement, dated October 27, 2011. Filed as Exhibit 10.31 to Form 8-K filed November 1, 2011. Commission File No. 1-5415.

10.25	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

10.26	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agend for the Second Lien Secured Parties. Filed as Exhibit 10.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

10.27	Registration Rights Agreement, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and Jefferies & Company, Inc., as initial purchaser, for the benefit of the Holders of the Notes. Filed as Exhibit 10.3 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

10.28	Loan and Security Agreement, dated December 15, 2011, by and among A.M. Castle & Co., Transtar Metals Corp., Advanced Fabricating Technology, LLC, Oliver Steel Plate Co., Paramont Machine Company, LLC, Total Plastics, Inc., Tube Supply, LLC, A.M. Castle & Co. (Canada) Inc., Tube Supply Canada ULC, the other Loan Parties party thereto, the lenders which are now or which hereafter become a party thereto, and Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative agent and collateral agent for Secured Parties. Filed as Exhibit 10.4 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

*	These agreements are considered a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Vice President—Controller and Chief Accounting Officer (Principal Accounting Officer)

Date:	March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 14th day of March, 2012.

/s/ Brian P. Anderson	/s/ Thomas A. Donahoe	/s/ Ann M. Drake
Brian P. Anderson, Chairman of the Board	Thomas A. Donahoe, Director	Ann M. Drake, Director

/s/ Michael H. Goldberg	/s/ Gary A. Masse	/s/ Reuben S. Donnelley
Michael H. Goldberg, President,	Gary A. Masse, Director	Reuben S. Donnelley, Director
Chief Executive Officer and
Director	/s/ Scott F. Stephens
(Principal Executive Officer)	Scott F. Stephens, Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patrick J. Herbert, III	/s/ Terrence J. Keating	/s/ James D. Kelly
Patrick J. Herbert, III, Director	Terrence J. Keating, Director	James D. Kelly, Director

/s/ Pamela Forbes Lieberman	/s/ John McCartney	/s/ Michael Simpson
Pamela Forbes Lieberman, Director	John McCartney, Director	Michael Simpson, Director

Exhibit Index

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

2.1	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. Filed as Exhibit 2.1 to Form 8-K filed August 17, 2006. Commission File No. 1-5415.	—

2.2	Stock Purchase Agreement, dated November 9, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, Inc. Filed as Exhibit 2.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

2.3	Agreement and Amendment, dated December 15, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, Tube Supply, Inc. and A.M. Castle & Co. (Canada) Inc. Filed as Exhibit 2.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

3.1	Articles of Incorporation of the Company. Filed as Appendix D to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.	—

3.2	By-Laws of the Company as amended on October 28, 2010. Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was filed on November 5, 2010. Commission File No. 1-5415.	—

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.3 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.	—

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Filed as Exhibit 4.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

4.2	Indenture, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.1*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.	—

10.2*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.	—

10.3*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.	—

10.4*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.	—

Exhibit No.	Description	Page

10.5*	A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan, as amended and restated as of December 9, 2010. Filed as Exhibit 10.25 to Annual Report on Form 8-K filed on December 15, 2010. Commission File No. 1-5415.	—

10.6*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.7*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.8*	A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.9*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.14 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.10*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.11*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2009. Commission File No. 1-5415.	—

10.12*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.	—

10.13*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.14*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.15*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

Exhibit No.	Description	Page

10.16*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.17*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.	—

10.18*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.	—

10.19*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.20*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.21*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.22*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.	—

10.23*	2008 A. M. Castle & Co. Omnibus Incentive Plan, as amended and restated as of April 28, 2011. Filed as Exhibit 10.30 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.	—

10.24*	Stephen V. Hooks Executive Retention and Severance Agreement, dated October 27, 2011. Filed as Exhibit 10.31 to Form 8-K filed November 1, 2011. Commission File No. 1-5415.	—

10.25	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.26	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agend for the Second Lien Secured Parties. Filed as Exhibit 10.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.27	Registration Rights Agreement, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and Jefferies & Company, Inc., as initial purchaser, for the benefit of the Holders of the Notes. Filed as Exhibit 10.3 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

Exhibit No.	Description	Page

10.28	Loan and Security Agreement, dated December 15, 2011, by and among A.M. Castle & Co., Transtar Metals Corp., Advanced Fabricating Technology, LLC, Oliver Steel Plate Co., Paramont Machine Company, LLC, Total Plastics, Inc., Tube Supply, LLC, A.M. Castle & Co. (Canada) Inc., Tube Supply Canada ULC, the other Loan Parties party thereto, the lenders which are now or which hereafter become a party thereto, and Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative agent and collateral agent for Secured Parties. Filed as Exhibit 10.4 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

21.1	Subsidiaries of Registrant	E-1

23.1	Consent of Deloitte & Touche LLP	E-2

23.2	Consent of Grant Thornton LLP	E-3

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-4

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-5

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	E-6

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

*	These agreements are considered a compensatory plan or arrangement.