Form 10-Q
period 2012-03-31
CASTLE A M & CO
filed 2012-05-03
CIK 18172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2012 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 Par Value	23,061,333 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Amounts in thousands, except par value and per share data

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$16,554	$30,524
Accounts receivable, less allowances of $3,570 and $3,584	198,329	181,036
Inventories, principally on last-in, first-out basis (replacement cost higher by $143,479 and $138,882)	334,488	272,039
Prepaid expenses and other current assets	15,163	10,382
Income tax receivable	2,306	8,287

Total current assets	566,840	502,268
Investment in joint venture	38,790	36,460
Goodwill	70,259	69,901
Intangible assets	91,292	93,813
Prepaid pension cost	16,228	15,956
Other assets	22,152	21,784
Property, plant and equipment
Land	5,195	5,194
Building	52,513	52,434
Machinery and equipment	175,138	172,833

Property, plant and equipment, at cost	232,846	230,461
Less—accumulated depreciation	(152,044)	(148,320)

Property, plant and equipment, net	80,802	82,141

Total assets	$886,363	$822,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$148,827	$116,874
Accrued liabilities	40,701	33,828
Income taxes payable	1,703	1,884
Deferred income taxes	—	—
Current portion of long-term debt	232	192
Short-term debt	500	500

Total current liabilities	191,963	153,278

Long-term debt, less current portion	341,214	314,240
Deferred income taxes	24,271	25,650
Other non-current liabilities	6,492	7,252
Pension and post retirement benefit obligations	9,734	9,624
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value—30,000 shares authorized; 23,159 shares issued and 23,009 outstanding at March 31, 2012 and 23,159 shares issued and 23,010 outstanding at December 31, 2011	232	232
Additional paid-in capital	186,087	184,596
Retained earnings	144,687	148,987
Accumulated other comprehensive loss	(16,600)	(19,824)
Treasury stock, at cost—150 shares at March 31, 2012 and 149 shares at
December 31, 2011	(1,717)	(1,712)

Total stockholders’ equity	312,689	312,279

Total liabilities and stockholders’ equity	$886,363	$822,323

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended
	March 31,
	2012	2011
Net sales	$362,916	$272,788

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	263,967	201,428
Warehouse, processing and delivery expense	38,526	33,142
Sales, general, and administrative expense	35,212	31,121
Depreciation and amortization expense	6,613	4,999
Operating income	18,598	2,098

Interest expense, net	(10,193)	(986)
Interest expense - unrealized loss on debt conversion option	(11,340)	—

(Loss) income before income taxes and equity in earnings of joint venture	(2,935)	1,112

Income taxes	(4,373)	(1,268)

Income (loss) before equity in earnings of joint venture	(7,308)	(156)

Equity in earnings of joint venture	3,008	2,859

Net (loss) income	(4,300)	2,703
Basic (loss) income per share	$(0.19)	$0.12

Diluted (loss) income per share	$(0.19)	$0.12

Dividends per common share	$—	$—

Comprehensive (loss) income	$(1,076)	$4,032

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net (loss) income	$(4,300)	$2,703
Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Depreciation and amortization	6,613	4,999
Amortization of deferred gain	(62)	(95)
Amortization of deferred financing costs and debt discount	1,512	171
Loss on sale of fixed assets	—	39
Unrealized loss on debt conversion option	11,340	—
Unrealized gains on commodity hedges	(434)	—
Equity in earnings of joint venture	(3,008)	(2,859)
Dividends from joint venture	678	408
Deferred tax benefit	(1,024)	(963)
Share-based compensation expense	1,445	828
Excess tax benefits from share-based payment arrangements	—	(77)
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	(15,476)	(28,335)
Inventories	(60,734)	(11,127)
Prepaid expenses and other current assets	(4,198)	(3,847)
Other assets	(875)	(235)
Prepaid pension costs	(452)	(458)
Accounts payable	28,983	44,241
Income taxes payable and receivable	5,789	8,216
Accrued liabilities	9,670	(4,346)
Postretirement benefit obligations and other liabilities	173	18

Net cash (used in) from operating activities	(24,360)	9,281

Investing activities:
Capital expenditures	(3,124)	(1,809)

Net cash used in investing activities	(3,124)	(1,809)

Financing activities:
Proceeds from long-term debt, including new revolving credit facility	150,228	—
Repayments of long-term debt, including new revolving credit facility	(135,405)	(102)
Payment of debt issue costs	(1,313)	—
Excess tax benefits (deficiencies) from share-based payment arrangements	—	77

Net cash from (used in) financing activities	13,510	(25)

Effect of exchange rate changes on cash and cash equivalents	4	(334)

Net (decrease) increase in cash and cash equivalents	(13,970)	7,113

Cash and cash equivalents—beginning of year	30,524	36,716

Cash and cash equivalents—end of period	$16,554	$43,829

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Condensed Consolidated Financial Statements

Unaudited—Amounts in thousands except per share data and percentages

(1) Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2011 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2012 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.

(2) New Accounting Standards

Standards Updates Adopted

Effective January 1, 2012, the Company adopted ASU No. 2011-08, “Intangibles – Goodwill and Other.” The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments allow entities to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test per Topic 350, “Intangibles – Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this ASU impacts the way the Company tests goodwill for impairment. As allowed by this ASU, the Company did not elect the option to perform a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Instead the Company followed the two-step method. Refer to Note 7 for the results of the annual goodwill impairment test.

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The amendments in this ASU impact all entities that report items of other comprehensive income and are effective retrospectively for public entities. The amendments in this ASU eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments provide the entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income and a total amount for comprehensive income. The subsequent issuance of ASU 2011-12, “Comprehensive Income” in December 2011 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other provisions in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The presentation requirements associated with the adoption of ASU 2011-05 are reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income herein.

Effective January 1, 2012, the Company adopted ASU No. 2011-04, “Fair Value Measurement.” The amendments in this ASU apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this ASU clarify the requirements of the existing standard and include some changes to principles or requirements for measuring or disclosing information about fair value measurements. Refer to Note 5 for required disclosures related to this ASU.

Standards Updates Issued Not Yet Effective

During December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of set off associated with an entity’s recognized assets and recognized liabilities within the scope of Topic 210. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU may impact disclosures in future interim and annual financial statements issued.

(3) Earnings Per Share

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Numerator:
Net (loss) income	$(4,300)	$2,703

Denominator:
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	22,972	22,773
Effect of dilutive securities:
Outstanding common stock equivalents	—	689

Denominator for diluted earnings per share	22,972	23,462

Basic (loss) earnings per share	$(0.19)	$0.12

Diluted (loss) earnings per share	$(0.19)	$0.12

Excluded outstanding share-based awards having an anti-dilutive effect	796	20

The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $10.28, the conversion price of the Convertible Notes (see Note 4). The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change, (as defined in the Convertible Notes agreement), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares.

For the three months ended March 31, 2012 and 2011, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net (loss) income.

(4) Debt

Short-term and long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
SHORT-TERM DEBT
Foreign	$500	$500

Total short-term debt	500	500

LONG-TERM DEBT
Senior Secured Notes, net of unamortized discount	217,450	217,125
Convertible Notes, net of unamortized discount and including derivative liability	73,466	61,563
New Revolving Credit Facility	50,000	35,500
Other, primarily capital leases	530	244

Total long-term debt	341,446	314,432
Less current portion	(232)	(192)

Total long-term portion	341,214	314,240

TOTAL SHORT-TERM AND LONG-TERM DEBT	$341,946	$314,932

During December 2011, in conjunction with the completion of the acquisition of Tube Supply, the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), issued $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “New Revolving Credit Facility”). Net proceeds from these transactions (collectively referred to as the “Debt Transactions”) were used to complete the Acquisition, repay existing debt and for general corporate purposes.

Secured Notes

The Secured Notes contain registration rights which required the Company to file one or more registration statements to be declared effective by the SEC no later than July 12, 2012 enabling holders of the Secured Notes to exchange their unregistered Secured Notes for registered, publicly traded notes with substantially identical terms. The Company filed a registration statement with the Securities and Exchange Commission on Form S-4 on April 11, 2012. The registration statement has not yet been declared effective.

The Secured Notes will mature on December 15, 2016. The Company will pay interest on the Secured Notes at a rate of 12.75% per annum in cash semi-annually beginning on June 15, 2012. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the Note Guarantors). The Secured Notes and the related guarantees are secured by a lien on substantially all of the Company’s and the Note Guarantors’ assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. The terms of the Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company’s business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates, enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company’s assets. Refer to Note 15 for Guarantor Financial Information disclosure.

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

Convertible Notes

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

The Company may not elect to issue shares of common stock upon conversion of the Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the Convertible Notes until the Company receives shareholder approval for such issuance and shareholder approval of the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Convertible Notes. Since the Company does not have sufficient authorized shares available to share-settle the conversion option in full, the embedded conversion option does not qualify for equity classification and instead is separately valued and accounted for as a derivative liability. During each reporting period, the derivative liability is marked to fair value through interest expense. Refer to Note 16 for subsequent event associated with the accounting for the derivative liability component of the convertible notes.

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

At the Company’s election, borrowings under the New Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility). The weighted average interest rate for borrowings under the New Revolving Credit Facility for the three months ended March 31, 2012 was 2.60%. The Company will pay certain customary recurring fees with respect to the New Revolving Credit Facility.

The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement. As of March 31, 2012, the Company’s excess availability of $39,953 was above such thresholds.

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

The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents consisting of money market funds are valued based on quoted prices in active markets and as a result are classified as Level 1. The Company’s pension plan asset portfolio as of March 31, 2012 and December 31, 2011 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy.

Fair Value Measurements of Debt

The fair value of the Company’s fixed rate debt as of March 31, 2012 was estimated to be $287,044 compared to a carrying value of $253,136. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within level 2 of the fair value hierarchy. The fair value of the Convertible Notes, which fall within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature. The main inputs and assumptions into the binomial lattice model are the Company’s stock price at the end of the period ($12.65), expected volatility (34.8%), credit spreads (11.69%) and the risk-free interest rate (1.24%). These inputs and assumptions are determined based on current market data and are not viewed as having significant sensitivity. The estimated fair value of the derivative liability for the conversion feature (refer to table below) is computed using a binomial lattice model using the Company’s historical volatility over the term corresponding to the remaining contractual term of the Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. As of March 31, 2012, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which falls within level 3 of the fair value hierarchy, is $46,048 compared to its carrying value of $50,500, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the year, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.

Fair Value Measurements of Commodity Hedges

During the second quarter of 2011, the Company implemented a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At March 31, 2012, the Company had executed forward contracts that extend through 2015. The sole counterparty to these contracts is not considered a credit risk by the Company. At March 31, 2012, the notional value associated with forward contracts was $15,968. The Company recorded gains of $376 during the quarter ended March 31, 2012 as a result of changes in the fair value of the contracts. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.

The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.

The assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2012:
Derivative liability for commodity hedges	$—	$1,897	$—	$1,897
Derivative liability for conversion feature associated with convertible debt	$—	$—	$37,780	$37,780

As of December 31, 2011:
Derivative liability for commodity hedges	$—	$2,331	$—	$2,331
Derivative liability for conversion feature associated with convertible debt	$—	$—	$26,440	$26,440

The following reconciliation represents the change in fair value of Level 3 liabilities from January 1, 2012 to March 31, 2012:

Derivative liability for conversion feature associated with convertible debt
Fair value as of January 1	$26,440
Mark-to-market adjustment on conversion feature	11,340

Fair value as of March 31	$37,780

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

The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management evaluates the performance of its business segments based on operating income.

Segment information for the three months ended March 31, 2012 and 2011 is as follows:

	Net Sales	Operating Income	Capital Expenditures	Depreciation & Amortization
2012
Metals segment (a)	$331,892	$20,553	$1,652	$6,306
Plastics segment	31,024	537	401	307
Other (b)	—	(2,492)	—	—

Consolidated	$362,916	$18,598	$2,053	$6,613

2011
Metals segment	$244,589	$3,586	$1,317	$4,685
Plastics segment	28,199	562	492	314
Other	—	(2,050)	—	—

Consolidated	$272,788	$2,098	$1,809	$4,999

(a)	The results of Tube Supply, Inc. (“Tube Supply”), acquired on December 15, 2011, are included in the Company’s Metals segment.

(b)	“Other”—Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Below are reconciliations of segment data to the consolidated financial statements:

	For the Three Months Ended March 31,
	2012	2011
Operating income	$18,598	$2,098
Interest expense, net	(21,533)	(986)

(Loss) income before income taxes and equity in earnings of joint venture	(2,935)	1,112
Equity in earnings of joint venture	3,008	2,859

Consolidated income before income taxes	$73	$3,971

Segment information for total assets is as follows:

	March 31, 2012	December 31, 2011
Metals segment	$788,049	$729,692
Plastics segment	59,524	56,171
Other (a)	38,790	36,460

Consolidated	$886,363	$822,323

(a)	“Other” — Total assets consist of the Company’s investment in joint venture.

(7) Goodwill and Intangible Assets

The changes in carrying amounts of goodwill during the three months ended March 31, 2012 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2012
Goodwill	$117,145	$12,973	$130,118
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2012	56,928	12,973	69,901

Currency valuation	358	—	358

Balance as of March 31, 2012
Goodwill	117,503	12,973	130,476
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of March 31, 2012	$57,286	$12,973	$70,259

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2012 test, the Company determined that there was no impairment of goodwill. The Company’s year-to-date operating results, among other factors, are considered in determining whether it is more likely than not that the fair value for any reporting unit has declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. Another recession or economic declines in specific industries could change management’s expectations of future financial results and/or key valuation assumptions used in determining the fair-value of its reporting units which could result in a test for the impairment of goodwill prior to the Company’s annual testing date of January 1st.

On December 15, 2011, the Company acquired 100 percent of the outstanding common shares of Tube Supply. The aggregate purchase price was $184,385. There were no changes in the purchase price allocation during the interim period ended March 31, 2012. The purchase price allocation is preliminary and it is subject to change upon the finalization of items such as the determination of fair values of pre-acquisition contingencies, finalization of the working capital adjustments and certain tax related matters.

The following summarizes the components of intangible assets:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$118,992	$37,553	$118,567	$34,960
Non-compete agreements	3,888	2,985	3,888	2,902
Trade name	8,291	605	8,249	410
Developed technology	1,400	136	1,400	19

Total	$132,571	$41,279	$132,104	$38,291

The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.4 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011. For the three-month periods ended March 31, 2012 and 2011, amortization expense was $2,962 and $1,663, respectively.

The following is a summary of the estimated annual amortization expense for 2012 and each of the next 4 years:

2012	$11,843
2013	11,843
2014	11,809
2015	11,043
2016	11,043

(8) Inventories

Approximately ninety percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2012, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.

Current replacement cost of inventories exceeded book value by $143,479 and $138,882 at March 31, 2012 and December 31, 2011, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(9) Share-based Compensation

The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of March 31, 2012 associated with all share-based payment arrangements is $16,771 and the weighted average period over which it is to be expensed is 1.6 years.

2012 Long-Term Compensation Plan

On March 7, 2012, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2012 Long-Term Compensation Plan (“2012 LTC Plan”) for executive officers and other select personnel. The 2012 LTC Plan awards included restricted stock units (“RSUs”) and performance share units (“PSUs”). All 2012 LTC Plan awards are subject to the terms of the Company’s 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 28, 2011.

The 2012 LTC Plan consists of three components of share-based payment awards as follows:

Restricted Share Units—the Company granted 181 RSUs with a grant date fair value of $10.02 per share unit, which was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2014. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).

Performance Share Units—the Company granted 362 PSUs, half of which contain a market- based performance condition and half of which contained a non-market-based performance condition.

PSUs containing a market-based performance condition—the potential award for PSUs containing a market-based performance condition is dependent on relative total shareholder return (“RTSR”), which is measured over a three-year performance period, beginning January 1st of the year of grant. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the “RTSR Peer Group”). The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Each performance share that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).

The grant date fair value for the PSUs containing the RTSR market-based performance condition under the 2012 LTC Plan of $13.78 was estimated using a Monte Carlo simulation with the following assumptions:

2012
Expected volatility	85.0%
Risk-free interest rate	0.40%
Expected life (in years)	2.81
Expected dividend yield	—

Compensation expense for performance awards containing a market-based performance condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met. As of March 31, 2012, no performance awards containing a market condition are estimated to be issued under the 2012 LTC Plan. However, a maximum of 361 shares could potentially be issued if the Company achieves the market condition at the end of the performance period.

PSUs containing a non-market-based performance condition—the potential award for PSUs containing a non-market-based performance condition is determined based on the Company’s average actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2012 LTC Plan) for the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair-value of the PSUs containing a non-market-based performance condition was established using the market price of the Company’s stock on the date of grant. The award information associated with non-market-based performance condition awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
Non-market-based performance condition	$10.02	345	361

(10) Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and all other non-owner changes to equity that are not reported in net (loss) income. The Company’s comprehensive (loss) income for the three months ended March 31, 2012 and 2011 is as follows:

	March 31,
	2012	2011
Net (loss) income	$(4,300)	$2,703
Foreign currency translation gain	3,333	1,246
Pension cost amortization, net of tax	(109)	83

Total comprehensive (loss) income	$(1,076)	$4,032

The components of accumulated other comprehensive loss is as follows:

	March 31, 2012	December 31, 2011
Foreign currency translation losses	$(1,358)	$(4,691)
Unrecognized pension and postretirement benefit costs, net of tax	(15,242)	(15,133)

Total accumulated other comprehensive loss	$(16,600)	$(19,824)

(11) Employee Benefit Plans

Components of the net periodic pension and postretirement benefit cost for the three months ended are as follows:

	For the Three Months Ended March 31,
	2012	2011
Service cost	$192	$176
Interest cost	1,750	1,904
Expected return on assets	(2,464)	(2,514)
Amortization of prior service cost	81	81
Amortization of actuarial loss	149	57

Net periodic pension and postretirement benefit	$(292)	$(296)

As of March 31, 2012, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2012.

(12) Joint Venture

Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.

The following information summarizes financial data for this joint venture for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
Net sales	$76,805	$63,599
Cost of materials	63,398	51,278
Income before taxes	7,101	6,728
Net income	6,016	5,718

(13) Commitments and Contingent Liabilities

As of March 31, 2012, the Company had $6,959 of irrevocable letters of credit outstanding which primarily consisted of $3,000 for collateral associated with commodity hedges and $1,994 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

Audits of the Company’s 2008 and 2009 U.S. federal income tax returns are in process as of March 31, 2012. To date, no material issues have been raised. Due to the potential for resolution of the examination or expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $861.

The Company received its 2010 federal tax refund of $2,025 during February 2012 and its 2009 federal income tax refund of $6,344 during January 2011.

(15) Guarantor Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The consolidating financial information presents A. M. Castle & Co. (Parent) and subsidiaries. The consolidating financial information has been prepared on the same basis as the consolidated statements of the Parent. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet

As of March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,295	$2,282	$12,977	$—	$16,554
Accounts receivable, less allowance for doubtful accounts	77,956	60,561	59,812	—	198,329
Receivables from affiliates	936	3,727	—	(4,663)	—
Inventories	81,808	183,588	70,074	(982)	334,488
Prepaid expenses and other current assets	18,997	(8,639)	6,900	211	17,469

Total current assets	180,992	241,519	149,763	(5,434)	566,840
Investment in joint venture	38,790	—	—	—	38,790
Goodwill	7,459	47,018	15,782	—	70,259
Intangible assets	—	70,142	21,150	—	91,292
Other assets	33,984	200	4,196	—	38,380
Investment in subsidiaries	390,664	12,183	—	(402,847)	—
Receivables from affiliates	81,023	72,063	7,399	(160,485)	—
Property, plant and equipment, net	48,620	21,507	10,675	—	80,802

Total assets	$781,532	$464,632	$208,965	$(568,766)	$886,363

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$69,115	$56,452	$23,260	$—	$148,827
Payables due to affiliates	925	125	3,613	(4,663)	—
Other current liabilities	27,578	6,460	8,366	—	42,404
Current portion of long-term debt and short-term debt	188	34	510	—	732

Total current liabilities	97,806	63,071	35,749	(4,663)	191,963
Long-term debt, less current portion	335,214	—	6,000	—	341,214
Payables due to affiliates	19,427	23,731	117,327	(160,485)	—
Deferred income taxes	5,211	19,203	(143)	—	24,271
Other non-current liabilities	11,185	4,431	610	—	16,226
Stockholders’ equity	312,689	354,196	49,422	(403,618)	312,689

Total liabilities and stockholders’ equity	$781,532	$464,632	$208,965	$(568,766)	$886,363

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,528	$588	$18,408	$—	$30,524
Accounts receivable, less allowance for doubtful accounts	68,334	57,587	55,115	—	181,036
Receivables from affiliates	273	3,495	146	(3,914)	—
Inventories	57,643	155,113	59,547	(264)	272,039
Prepaid expenses and other current assets	19,080	(3,894)	3,483	—	18,669

Total current assets	156,858	212,889	136,699	(4,178)	502,268
Investment in joint venture	36,460	—	—	—	36,460
Goodwill	7,459	47,018	15,424	—	69,901
Intangible assets	—	72,633	21,180	—	93,813
Other assets	34,300	628	2,812	—	37,740
Investment in subsidiaries	379,622	12,151	—	(391,773)	—
Receivables from affiliates	66,878	71,041	7,292	(145,211)	—
Property, plant and equipment, net	49,701	21,981	10,459	—	82,141

Total assets	$731,278	$438,341	$193,866	$(541,162)	$822,323

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53,469	$45,794	$17,611	$—	$116,874
Payables due to affiliates	1,387	76	2,451	(3,914)	—
Other current liabilities	21,073	9,281	5,358	—	35,712
Current portion of long-term debt and short-term debt	82	50	560	—	692

Total current liabilities	76,011	55,201	25,980	(3,914)	153,278
Long-term debt, less current portion	303,739	1	10,500	—	314,240
Payables due to affiliates	21,884	10,415	112,912	(145,211)	—
Deferred income taxes	6,251	19,676	(277)	—	25,650
Other non-current liabilities	11,114	5,195	567	—	16,876
Stockholders’ equity	312,279	347,853	44,184	(392,037)	312,279

Total liabilities and stockholders’ equity	$731,278	$438,341	$193,866	$(541,162)	$822,323

Condensed Consolidating Statement of Operations

For the Quarter ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$169,062	$128,409	$77,195	$(11,750)	$362,916

Costs and expenses:

Cost of materials (exclusive of depreciation and amortization)	124,761	91,255	58,975	(11,024)	263,967
Warehouse, processing and delivery expense	20,419	12,238	5,869	—	38,526
Sales, general and administrative expense	18,721	10,905	5,586	—	35,212
Depreciation and amortization expense	2,056	3,559	998	—	6,613

Operating income	3,105	10,452	5,767	(726)	18,598

Interest expense, net	(6,999)	—	(3,194)	—	(10,193)
Interest expense - unrealized loss on debt conversion option	(11,340)	—	—	—	(11,340)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(15,234)	10,452	2,573	(726)	(2,935)
Income taxes	223	(4,140)	(667)	211	(4,373)

Equity in earnings of subsidiaries	7,703	36	—	(7,739)	—
Equity in earnings of joint venture	3,008	—	—	—	3,008

Net (loss) income	(4,300)	6,348	1,906	(8,254)	(4,300)

Comprehensive (loss) income	$(1,076)	$6,348	$5,239	$(11,587)	$(1,076)

Condensed Consolidating Statement of Operations

For the Quarter ended March 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$146,755	$69,604	$58,295	$(1,866)	$272,788

Costs and expenses:

Cost of materials (exclusive of depreciation and amortization)	108,622	50,612	44,060	(1,866)	201,428
Warehouse, processing and delivery expense	19,819	8,400	4,923	—	33,142
Sales, general and administrative expense	18,430	8,259	4,432	—	31,121
Depreciation and amortization expense	2,127	2,234	638	—	4,999

Operating (loss) income	(2,243)	99	4,242	—	2,098

Interest expense, net	(176)	—	(810)	—	(986)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(2,419)	99	3,432	—	1,112
Income taxes	(504)	(10)	(754)	—	(1,268)

Equity in earnings of subsidiaries	2,767	233	—	(3,000)	—
Equity in earnings of joint venture	2,859	—	—	—	2,859

Net income	2,703	322	2,678	(3,000)	2,703

Comprehensive income	$4,032	$322	$3,925	$(4,247)	$4,032

Condensed Consolidating Statement of Cash Flows

For the Period ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(4,300)	$6,348	$1,906	$(8,254)	$(4,300)
Equity in earnings of subsidiaries	7,703	36	—	(7,739)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	(13,227)	(16,377)	(6,449)	15,993	(20,060)

Net cash used in operating activities	(9,824)	(9,993)	(4,543)	—	(24,360)

Investing activities:
Capital expenditures	(1,877)	(591)	(656)	—	(3,124)

Net cash used in investing activities	(1,877)	(591)	(656)	—	(3,124)

Financing activities:
Proceeds from long-term debt, including new revolving credit facility	139,749	—	10,479	—	150,228
Repayments of long-term debt, including new revolving credit facility	(120,366)	(16)	(15,023)	—	(135,405)
Payment of debt issue costs	(1,313)	—	—	—	(1,313)
Net intercompany (repayments) borrowings	(16,602)	12,294	4,308	—	—

Net cash from (used in) financing activities	1,468	12,278	(236)	—	13,510

Effect of exchange rate changes on cash and cash equivalents	—	—	4	—	4
Increase (decrease) in cash and cash equivalents	(10,233)	1,694	(5,431)	—	(13,970)

Cash and cash equivalents—beginning of year	11,528	588	18,408	—	30,524

Cash and cash equivalents—end of period	$1,295	$2,282	$12,977	$—	$16,554

Condensed Consolidating Statement of Cash Flows

For the Period ended March 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net income	$2,703	$322	$2,678	$(3,000)	$2,703
Equity in earnings of subsidiaries	2,767	233	—	(3,000)	—
Adjustments to reconcile net income to cash provided by operating activities	3,955	(1,479)	(1,898)	6,000	6,578

Net cash from (used in) operating activities	9,425	(924)	780	—	9,281

Investing activities:
Capital expenditures	(673)	(507)	(629)	—	(1,809)

Net cash used in investing activities	(673)	(507)	(629)	—	(1,809)

Financing activities:
Net (repayments) borrowings on previously existing revolving lines of credit	(21)	4	(85)	—	(102)
Net intercompany (repayments) borrowings	(1,861)	1,365	496	—	—
Other financing activities, net	77	—	—	—	77

Net cash (used in) from financing activities	(1,805)	1,369	411	—	(25)

Effect of exchange rate changes on cash and cash equivalents	—	—	(334)	—	(334)
Increase (decrease) in cash and cash equivalents	6,947	(62)	228	—	7,113

Cash and cash equivalents—beginning of year	7,629	1,068	28,019	—	36,716

Cash and cash equivalents—end of period	$14,576	$1,006	$28,247	$—	$43,829

(16) Subsequent Events

On April 26, 2012, at the Company’s Annual Meeting of Stockholders, shareholder approval was obtained for the issuance of shares in excess of 20% of the Company’s outstanding common stock to satisfy any conversions of the Convertible Notes. Additionally, shareholder approval was obtained to amend the Company’s charter to authorize additional shares of common stock from 30,000 to 60,000. With these approvals, the Company now has the ability to share-settle the conversion option associated with the convertible notes in full and therefore, the embedded conversion option qualifies for equity classification and is no longer required to be separately valued and accounted for as a derivative liability. The final valuation of the embedded derivative for the conversion feature as of April 26, 2012 is in process. Subject to the completion of the final valuation, the fair value of the option is estimated to be $41,000 to $43,000, which would result in non-cash interest expense of $3,000 to $5,000, which is not deductible for income tax purposes, for the three-month period ending June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts in millions except per share data

Disclosure Regarding Forward-Looking Statements

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Condensed Consolidated Financial Statements (unaudited)”.

Executive Overview

2011 Acquisition

On December 15, 2011, the Company acquired 100 percent of the outstanding common shares of Tube Supply, Inc. (“Tube Supply”). Tube Supply is a leading value-added distributor of specialty tubular and bar products for the oil and gas industry, based in Houston, Texas. Tube Supply provides high quality products and services primarily to the North American oilfield equipment manufacturing industry. Tube Supply operates two service centers, which are located in Houston, Texas and Edmonton, Alberta. The results and the assets of Tube Supply are included in the Company’s Metals segment. Tube Supply had net sales of $59.8 million for the quarter ended March 31, 2012.

Economic Trends and Current Business Conditions

A. M. Castle & Co. and subsidiaries (the “Company”) experienced higher demand from its customer base in the first quarter of 2012 in both the Metals and Plastics segments, reflecting strength in many of the Company’s targeted end markets.

Metals segment sales increased 35.7% from the first quarter of 2011 as a result of increased demand and pricing for the Company’s products. Average tons sold per day, excluding Tube Supply, increased 9.3% compared to the prior year quarter, which was primarily driven by growth in SBQ bar, alloy bar, carbon and alloy plate and stainless products. Several key end-use markets experienced increased demand in the first quarter of 2012 compared to 2011 with energy (oil and gas) leading the way, followed by general industrial markets.

The Company’s Plastics segment reported a sales increase of 9.9% compared to the first quarter of 2011, due to increased pricing and higher sales volume reflecting continued strength in virtually all end-use markets, most notably in the automotive sector.

Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2010 through the first quarter of 2012. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2010	58.2	58.8	55.4	56.8
2011	61.1	56.4	51.0	52.4
2012	53.3

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

Results of Operations: First Quarter 2012 Comparisons to First Quarter 2011

Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2012 and 2011.

			Fav/(Unfav)
	2012	2011	$ Change	% Change
Net Sales
Metals	$331.9	$244.6	$87.3	35.7%
Plastics	31.0	28.2	2.8	9.9%

Total Net Sales	$362.9	$272.8	$90.1	33.0%

Cost of Materials
Metals	$242.1	$182.0	$(60.1)	(33.0)%
% of Metals Sales	72.9%	74.4%
Plastics	21.8	19.4	(2.4)	(12.4)%
% of Plastics Sales	70.3%	68.8%

Total Cost of Materials	$263.9	$201.4	$(62.5)	(31.0)%
% of Total Sales	72.7%	73.8%

Operating Costs and Expenses
Metals	$69.2	$59.0	$(10.2)	(17.3)%
Plastics	8.7	8.2	(0.5)	(6.1)%
Other	2.5	2.1	(0.4)	(19.0)%

Total Operating Costs & Expenses	$80.4	$69.3	$(11.1)	(16.0)%
% of Total Sales	22.2%	25.4%

Operating Income
Metals	$20.6	$3.6	$17.0	472.2%
% of Metals Sales	6.2%	1.5%
Plastics	0.5	0.6	(0.1)	(16.7)%
% of Plastics Sales	1.6%	2.1%
Other	(2.5)	(2.1)	(0.4)	(19.0)%

Total Operating Income	$18.6	$2.1	$16.5	785.7%
% of Total Sales	5.1%	0.8%

“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:

Consolidated net sales were $362.9 million, an increase of $90.1 million, or 33.0%, compared to the first quarter of 2011. Metals segment sales during the first quarter of 2012 of $331.9 million were $87.3 million, or 35.7%, higher than the same period last year. Tube Supply had net sales of $59.8 million for the quarter ended March 31, 2012. Higher net sales in the first quarter of 2012 were primarily the result of higher shipping volumes and increased pricing in the metals and plastics markets. Average tons sold per day, excluding Tube Supply, increased 9.3% compared to the prior year quarter, which was primarily driven by growth in SBQ bar, alloy bar, carbon and alloy plate and stainless products. Several key end-use markets experienced increased demand in the first quarter of 2012 compared to 2011 with energy (oil and gas) leading the way, followed by general industrial markets.

Plastics segment sales during the first quarter of 2012 of $31.0 million were $2.8 million, or 9.9% higher than the first quarter of 2011 due to increased pricing and higher sales volume reflecting continued strength in virtually all end-use markets, most notably in the automotive sector.

Cost of Materials:

Cost of materials (exclusive of depreciation and amortization) during the first quarter of 2012 was $263.9 million, an increase of $62.5 million, or 31.0%, compared to the first quarter of 2011. Material costs for the Metals segment for the first quarter of 2012 were $242.1 million or 72.9% as a percent of net sales compared to $182.0 million or 74.4% as a percent of sales for the first quarter of 2011. Tube Supply cost of materials was $39.8 million for the quarter ended March 31, 2012. Cost of materials increased primarily as a result of increased sales activity for the period. First quarter 2012 results include a $0.4 million gain associated with the mark-to-market adjustment for commodity hedges. The Company did not have any commodity hedges in place as of the first quarter of 2011. The Metals segment recorded LIFO expense of $4.6 million in the first quarter of 2012 and $3.0 million in the first quarter of 2011. Material costs for the Plastics segment of 70.3% as a percent of net sales for the first quarter of 2012 were higher than 68.8% for the same period last year due to higher costs experienced in the automotive sector of the business.

Operating Expenses and Operating Income:

On a consolidated basis, operating costs and expenses increased $11.1 million, or 16.0%, compared to the first quarter of 2011. Operating costs and expenses were $80.4 million, or 22.2% of net sales, compared to $69.3 million, or 25.4% of net sales during the first quarter of 2011.

During the first quarter of 2012, there were overall increases in payroll related costs resulting from a change in the Company’s 401(k) matching contribution to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation, which was effective July 1, 2011. Other factors that contributed to increased payroll related costs in 2012 compared to 2011 included merit increases, which are effective in April of each year, and headcount increases.

The increase in operating expenses for the first quarter of 2012 compared to the first quarter of 2011 primarily relates to the following:

•

Warehouse, processing and delivery costs increased by $5.4 million of which $4.3 million is associated with Tube Supply activity for the quarter. The remaining $1.1 million increase is primarily attributed to $0.8 million for increased compensation and benefits expense as a result of headcount, merit and healthcare cost increases;

•

Sales, general and administrative costs increased by $4.1 million of which $3.0 million is associated with Tube Supply activity for the quarter. The remaining increase is primarily due to increased payroll costs of $1.2 million as a result of headcount, merit and healthcare costs increases;

•

Depreciation and amortization expense was $1.6 million higher than the first quarter of 2011 primarily due to the depreciation and amortization of Tube Supply’s fixed and intangible assets acquired in December 2011.

Consolidated operating income for the first quarter of 2012 was $18.6 million compared to $2.1 million for the same period last year. Tube Supply contributed $10.9 million to the overall increase from the first quarter of 2011. The Company’s first quarter 2012 operating income as a percent of net sales increased to 5.1% from 0.8% in the first quarter of 2011.

Other Income and Expense, Income Taxes and Net Income:

Interest expense was $21.5 million in the first quarter of 2012, an increase of $20.5 million versus the same period in 2011 as a result of interest charges on the Company’s new senior secured notes, convertible notes and revolving line of credit, as well as the unrealized loss for the mark-to-market adjustment on the conversion option associated with the convertible notes.

Interest expense for the first quarter of 2012 includes the following new charges compared to the prior year period:

•

Non-cash interest charge of $11.3 million associated with the mark-to-market adjustment on the conversion option associated with the convertible notes, which is not deductible for federal income tax purposes;

•	Interest on senior secured and convertible notes of $8.3 million; and

•	Amortization of debt discount of $0.8 million.

The Company recorded income tax expense of $4.4 million for the quarter ended March 31, 2012 compared to $1.3 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income tax expense’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended March 31, 2012 and 2011 were 149.0% and 114.0%, respectively. The change in the effective tax rate compared to the first quarter of 2011 was primarily the result of the non-deductibility of the mark-to-market adjustment on the conversion option associated with the convertible notes in the amount of $11.3 million.

Equity in earnings of the Company’s joint venture was $3.0 million in the first quarter of 2012, which is consistent with $2.9 million for the same period last year.

Consolidated net loss for the first quarter of 2012 was $4.3 million, or $0.19 per diluted share, compared to net income of $2.7 million, or $0.12 per diluted share, for the same period in 2011. The net loss for the first quarter of 2012 resulted from the mark-to-market adjustment on the conversion option associated with the convertible debt.

Accounting Policies:

There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $14.0 million for the three months ended March 31, 2012 compared to an increase of $7.1 million for the same period last year.

The Company’s principal sources of liquidity are earnings from operations, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives. In times of economic downturn the Company typically has generated significant cash flow from operations due to net reductions in working capital while during times of economic prosperity, the Company typically has utilized cash flow from operations to fund net working capital increases to support the business growth. Cash used in operations for the three months ended March 31, 2012 was $24.4 million compared to cash provided from operations of $9.3 million for the three months ended March 31, 2011. The change in 2012 is due to the Company focusing on increasing working capital levels to support higher sales levels expected in 2012. Specific components of this change are highlighted below:

•

During the three months ended March 31, 2012, net sales exceeded cash receipts from customers resulting in a $15.5 million cash flow impact due to an increase in accounts receivables for the three months ended March, 31, 2012 compared to a $28.3 million cash flow impact due to an increase in accounts receivable for the same period last year. Net sales increased 33.0% from the same period last year. Average receivable days outstanding was 47.8 days for the first three months ended March 31, 2012 compared to 53.6 for the three months ended December 31, 2011.

•

During the three months ended March 31, 2012, inventory purchases exceeded sales of inventory resulting in a $60.7 million cash flow impact due to an increase in inventory compared to an $11.1 million cash flow impact due to an increase in inventory in the three months ended March 31, 2011. Average days sales in inventory was 155.1 days for the three months ended March 31, 2012 compared to 144.8 days for the three months ended December 31, 2011.

•

During the three months ended March 31, 2012, purchases exceeded cash paid for inventories and other goods and services resulting in a $38.7 million cash flow impact due to a net increase in accounts payable and accrued liabilities compared to a $39.9 million cash flow impact due to a net increase in accounts payable and accrued liabilities for the same period last year.

•	The Company received its 2010 federal income tax refund of approximately $2.0 million during February 2012 and its 2009 federal income tax refund of approximately $6.3 million during January 2011.

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

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments), acquisitions and dividend payments. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company does have available borrowing capacity under the New Revolving Credit Agreement. The new debt agreements impose significant operating and financial restrictions which may prevent the Company from certain business opportunities such as, making acquisitions or paying dividends among other things. The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement (“cash dominion”). Based on the Company’s cash projections, it does not anticipate a scenario whereby cash dominion would occur.

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at March 31, 2012 were $16.5 million, and the Company had $40.0 million of available borrowing capacity under its New Revolving Credit Facility. Approximately 22% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s New Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.

Working capital at March 31, 2012 was $374.9 million compared to $349.0 million at December 31, 2011. The increase in working capital is primarily due to higher inventory of $62.5 million and accounts receivable of $17.3 million to support higher sales volumes, partially offset by a decrease in cash of $14.0 million and increases in accounts payable and accrued liabilities of $32.0 million and $6.9 million, respectively, from December 31, 2011 to March 31, 2012.

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 52.2% at March 31, 2012 and 50.2% at December 31, 2011. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. Going forward, as and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.

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

Cash paid for capital expenditures for the three months ended March 31, 2012 was $3.1 million, an increase of $1.3 million compared to the same period last year. Management believes that annual capital expenditures will approximate $15.0 million in 2012.

The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2012	$0.2
2013	0.3
2014	—
2015	—
2016	275.0
2017 and beyond	57.5

Total debt	$333.0

As of March 31, 2012, the Company had $7.0 million of irrevocable letters of credit outstanding, which primarily consisted of $3.0 million for collateral associated with commodity hedges and $2.0 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2011. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2011 for further discussion of such risks.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) and have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

(Amounts in thousands)

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive statements. The Company adopted this standard update as of January 1, 2012 and will present comprehensive income in a single, continuous statement in its annual financial statements. The tables below represent the retrospective application of this guidance for each of the three years ended December 31st. The retrospective application did not impact the Company’s financial condition or results of operations.

A.M. Castle & Co.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2011	2010	2009
Net loss	$(1,760)	$(5,640)	$(26,903)
Other comprehensive loss, net of tax
Foreign currency translation	(941)	(536)	2,579
Defined benefit pension liability adjustments, net of taxes of $1,965, $1,116, and $2,970 respectively	(3,071)	(1,748)	(4,645)

Other comprehensive loss, net of tax	(4,012)	(2,284)	(2,066)

Comprehensive loss	$(5,772)	$(7,924)	$(28,969)

A.M. Castle & Co.

Consolidated Statements of Comprehensive Loss

Year Ended	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
December 31, 2011
Comprehensive (loss) income	$(5,772)	$1,725	$5,338	$(7,063)	$(5,772)

December 31, 2010
Comprehensive (loss) income	$(7,924)	$(211)	$129	$82	$(7,924)

December 31, 2009
Comprehensive (loss) income	$(28,969)	$(2,848)	$(1,254)	$4,102	$(28,969)

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co. (Registrant)

Date: May 2, 2012	By:	/s/ Patrick R. Anderson
Patrick R. Anderson Vice President—Controller and Chief Accounting Officer (Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

3.1	Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012	E-1

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-4

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-5

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-6

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.