Form 10-Q
period 2012-06-30
CASTLE A M & CO
filed 2012-08-07
CIK 18172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2012
Common Stock, $0.01 Par Value	23,092,184 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Amounts in thousands, except par value and per share data

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$20,449	$30,524
Accounts receivable, less allowances of $4,219 and $3,584	178,075	181,036
Inventories, principally on last-in, first-out basis (replacement cost higher by $144,979 and $138,882)	364,391	272,039
Prepaid expenses and other current assets	20,980	10,382
Income tax receivable	3,781	8,287

Total current assets	587,676	502,268
Investment in joint venture	39,736	36,460
Goodwill	69,851	69,901
Intangible assets	87,833	93,813
Prepaid pension cost	16,501	15,956
Other assets	22,323	21,784
Property, plant and equipment
Land	5,194	5,194
Building	52,398	52,434
Machinery and equipment	174,485	172,833

Property, plant and equipment, at cost	232,077	230,461
Less - accumulated depreciation	(153,022)	(148,320)

Property, plant and equipment, net	79,055	82,141

Total assets	$902,975	$822,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$179,661	$116,874
Accrued liabilities	39,781	33,828
Income taxes payable	1,526	1,884
Current portion of long-term debt	212	192
Short-term debt	1,000	500

Total current liabilities	222,180	153,278

Long-term debt, less current portion	290,570	314,240
Deferred income taxes	32,635	25,650
Other non-current liabilities	7,156	7,252
Pension and post retirement benefit obligations	9,821	9,624
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 9,988 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value - 60,000 shares authorized; 23,211 shares issued and 23,092 outstanding at June 30, 2012 and 23,159 shares issued and 23,010 outstanding at December 31, 2011	232	232
Additional paid-in capital	220,181	184,596
Retained earnings	141,709	148,987
Accumulated other comprehensive loss	(20,084)	(19,824)
Treasury stock, at cost - 119 shares at June 30, 2012 and 149 shares at December 31, 2011	(1,425)	(1,712)

Total stockholders’ equity	340,613	312,279

Total liabilities and stockholders’ equity	$902,975	$822,323

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$329,392	$282,568	$692,308	$555,356

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	240,681	208,470	504,648	409,898
Warehouse, processing and delivery expense	38,474	33,874	77,000	67,016
Sales, general, and administrative expense	34,894	30,864	70,106	61,985
Depreciation and amortization expense	6,474	5,059	13,087	10,058

Operating income	8,869	4,301	27,467	6,399
Interest expense, net	(9,964)	(1,120)	(20,157)	(2,106)
Interest expense - unrealized loss on debt conversion option	(4,257)	—	(15,597)	—

(Loss) income before income taxes and equity in earnings of joint venture	(5,352)	3,181	(8,287)	4,293

Income taxes	641	(2,466)	(3,732)	(3,734)

(Loss) income before equity in earnings of joint venture	(4,711)	715	(12,019)	559

Equity in earnings of joint venture	1,733	2,982	4,741	5,841

Net (loss) income	(2,978)	3,697	(7,278)	6,400

Basic (loss) income per share	$(0.13)	$0.16	$(0.32)	$0.28

Diluted (loss) income per share	$(0.13)	$0.16	$(0.32)	$0.28

Dividends per common share	$—	$—	$—	$—

Comprehensive (loss) income	$(6,462)	$4,565	$(7,538)	$8,597

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2012	2011
Operating activities:
Net (loss) income	$(7,278)	$6,400
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,087	10,058
Amortization of deferred gain	15	(213)
Amortization of deferred financing costs and debt discount	3,028	342
Loss on sale of fixed assets	26	177
Unrealized loss on debt conversion option	15,597	—
Unrealized losses on commodity hedges	876	—
Equity in earnings of joint venture	(4,741)	(5,841)
Dividends from joint venture	1,465	1,336
Deferred tax benefit	(903)	(1,501)
Share-based compensation expense	1,943	1,906
Excess tax benefits from share-based payment arrangements	(63)	(145)
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	3,170	(33,420)
Inventories	(92,270)	(41,920)
Prepaid expenses and other current assets	(10,751)	(593)
Other assets	757	(327)
Prepaid pension costs	(905)	(920)
Accounts payable	61,735	47,768
Income taxes payable and receivable	4,174	6,194
Accrued liabilities	8,490	(6,004)
Postretirement benefit obligations and other liabilities	(3,081)	165

Net cash used in operating activities	(5,629)	(16,538)

Investing activities:
Capital expenditures	(4,689)	(4,819)
Proceeds from sale of fixed assets	6	64

Net cash used in investing activities	(4,683)	(4,755)

Financing activities:
Short-term borrowings (repayments), net	500	15,163
Net (repayments) borrowings on previously existing revolving lines of credit	—	1,616
Proceeds from long-term debt, including new revolving credit facility	337,135	—
Repayments of long-term debt, including new revolving credit facility	(336,120)	(214)
Payment of debt issue costs	(1,503)	—
Excess tax benefits (deficiencies) from share-based payment arrangements	63	145
Exercise of stock options	104	240

Net cash from financing activities	179	16,950

Effect of exchange rate changes on cash and cash equivalents	58	(307)

Net decrease in cash and cash equivalents	(10,075)	(4,650)

Cash and cash equivalents - beginning of year	30,524	36,716

Cash and cash equivalents - end of period	$20,449	$32,066

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Condensed Consolidated Financial Statements

Unaudited - Amounts in thousands except per share data and percentages

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

(2) New Accounting Standards

Standards Updates Adopted

Effective January 1, 2012, the Company adopted ASU No. 2011-08, “Intangibles – Goodwill and Other.” The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments allow entities to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test per Topic 350, “Intangibles – Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this ASU impacts the way the Company tests goodwill for impairment. As allowed by this ASU for its January 1, 2012 annual impairment test, the Company did not elect the option to perform a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Instead the Company followed the two-step method. Refer to Note 7 for the results of the annual goodwill impairment test.

Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The amendments in this ASU impact all entities that report items of other comprehensive income and are effective retrospectively for public entities. The amendments in this ASU eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments provide the entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require an entity to present each component of net income along with total net income, each component of other comprehensive income along with total other comprehensive income and a total amount for comprehensive income. The subsequent issuance of ASU 2011-12, “Comprehensive Income” in December 2011 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. All other provisions in ASU 2011-05 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The presentation requirements associated with the adoption of ASU 2011-05 are reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income herein.

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

Standards Updates Issued Not Yet Effective

During December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of set off associated with an entity’s recognized assets and recognized liabilities within the scope of Topic 210. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU may impact the Company’s disclosures in future interim and annual financial statements issued.

(3) Earnings Per Share

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(2,978)	$3,697	$(7,278)	$6,400

Denominator:
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	22,989	22,820	22,963	22,800
Effect of dilutive securities:
Outstanding common stock equivalents	—	532	—	405

Denominator for diluted earnings per share	22,989	23,352	22,963	23,205

Basic (loss) earnings per share	$(0.13)	$0.16	$(0.32)	$0.28

Diluted (loss) earnings per share	$(0.13)	$0.16	$(0.32)	$0.28

Excluded outstanding shared-based awards having an anti-dilutive effect	916	20	916	20

The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $10.28, the conversion price of the Convertible Notes (see Note 4). The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change, (as defined in the Convertible Notes agreement), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares. As of June 30, 2012, 651 shares were excluded from diluted average shares outstanding as there would have been an anti-dilutive effect.

For the three and six months ended June 30, 2012 and 2011, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net (loss) income.

(4) Debt

Short-term and long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
SHORT-TERM DEBT
Foreign	$1,000	$500

Total short-term debt	1,000	500

LONG-TERM DEBT
Senior Secured Notes due December 15, 2016	225,000	225,000
Convertible Notes due December 15, 2017	57,500	57,500
New Revolving Credit Facility due December 15, 2015	36,300	35,500
Other, primarily capital leases	547	244

Total long-term debt	319,347	318,244
Plus: derivative liability for conversion feature associated with convertible debt	—	26,440
Less: unamortized discount	(28,565)	(30,252)
Less: current portion	(212)	(192)

Total long-term portion	290,570	314,240

TOTAL SHORT-TERM AND LONG-TERM DEBT	$291,782	$314,932

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

Secured Notes

The Company filed a registration statement with the Securities and Exchange Commission on Form S-4 on April 11, 2012. The registration statement was declared effective on June 12, 2012.

On June 12, 2012, the Company commenced an offer to exchange $225,000 principal amount of 12.75% Secured Notes due 2016, which are registered under the Securities Act of 1933 (the “New Secured Notes”), for $225,000 principal amount of outstanding 12.75% Senior Secured Notes due 2016, which had not been registered under the Securities Act of 1933 (the “Old Secured Notes”). The terms of the New Secured Notes issued are identical in all material respects to the Old Secured Notes, except that the New Secured Notes are registered under the Securities Act of 1933, do not have any of the transfer restrictions, registration rights and additional interest provisions relating to the Old Secured Notes and bear a different CUSIP number from the Old Secured Notes. The Company did not receive any proceeds from the exchange offer.

The New Secured Notes will mature on December 15, 2016. The Company will pay interest on the New Secured Notes at a rate of 12.75% per annum in cash semi-annually. The first payment of $14,344 was made on June 15, 2012. The New Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the Note Guarantors). The New Secured Notes and the related guarantees are secured by a lien on substantially all of the Company’s and the Note Guarantors’ assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. The terms of the New Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company’s business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates, enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company’s assets. Refer to Note 15 for Guarantor Financial Information disclosure.

On or after December 15, 2014, the Company may redeem some or all of the New Secured Notes at a redemption premium of 106.375% of the principal amount for the 12-month period beginning December 15, 2014 and 100% thereafter, plus accrued and unpaid interest. Prior to December 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the New Secured Notes at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the New Secured Notes at any time prior to December 15, 2014, by paying a “make-whole” premium, plus accrued and unpaid interest.

The New Secured Notes also contain a provision that allows holders of the New Secured Notes to require the Company to repurchase all or any part of the New Secured Notes if a change of control triggering event occurs. Under this provision, the repurchase of the New Secured Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such New Secured Notes to the date of repurchase. In addition, upon certain asset sales, the Company may be required to offer to use the net proceeds thereof to purchase some of the New Secured Notes at 100% of the principal amount thereof, plus accrued and unpaid interest.

Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase New Secured Notes with certain of its excess cash flow (as defined in the indenture) for such fiscal year, commencing with the fiscal year ending December 31, 2012, at 103% of the principal amount thereof, plus accrued and unpaid interest.

Convertible Notes

The Convertible Notes will mature on December 15, 2017. The Company will pay interest on the Convertible Notes at a rate of 7.0% in cash semi-annually. The first payment of $2,013 was made on June 15, 2012. The initial conversion rate for the Convertible Notes will be 97.2384 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.

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

On April 26, 2012, at the Company’s Annual Meeting of Stockholders, shareholder approval was obtained for the issuance of shares in excess of 20% of the Company’s outstanding common stock to satisfy any conversions of the Convertible Notes. Additionally, shareholder approval was obtained to amend the Company’s charter to authorize additional shares of common stock from 30,000 to 60,000. With these approvals, the Company now has the ability to share-settle the conversion option in full and therefore, the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability. The mark-to-market adjustment on the conversion option for the period from March 31, 2012 through April 26, 2012 (the final valuation date) was a loss of $4,257. As of April 26, 2012, the conversion option’s cumulative value of $42,037 was reclassified to additional paid-in capital and will no longer be marked-to-market through earnings. The deferred tax benefit of $8,264 associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (December 15, 2011) was also reclassified to additional paid-in capital.

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

At the Company’s election, borrowings under the New Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility). The weighted average interest rate for borrowings under the New Revolving Credit Facility for the six months ended June 30, 2012 was 2.66%. The Company will pay certain customary recurring fees with respect to the New Revolving Credit Facility.

The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement. As of June 30, 2012, the Company’s excess availability of $53,990 was above such thresholds.

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

The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents consisting of money market funds are valued based on quoted prices in active markets and as a result are classified as Level 1. The Company’s pension plan asset portfolio as of June 30, 2012 and December 31, 2011 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy.

Fair Value Measurements of Debt

The fair value of the Company’s fixed rate debt as of June 30, 2012 was estimated to be $318,835 compared to a carrying value of $253,935, net of unamortized discount. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within level 2 of the fair value hierarchy.

The fair value of the Convertible Notes, which fall within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature. The main inputs and assumptions into the binomial lattice model are the Company’s stock price at the end of the period ($10.62), expected volatility (41.4%), credit spreads (12.02%) and the risk-free interest rate (0.81%). These inputs and assumptions are determined based on current market data and are not viewed as having significant sensitivity.

As of June 30, 2012, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which falls within level 3 of the fair value hierarchy, is $34,300 compared to its carrying value of $37,300, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the year, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.

Fair Value Measurements of Commodity Hedges

During the second quarter of 2011, the Company implemented a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At June 30, 2012, the Company had executed forward contracts that extend through 2015. The sole counterparty to these contracts is not considered a credit risk by the Company. At June 30, 2012, the notional value associated with forward contracts was $15,822. The Company recorded losses of $1,387 and $1,011 for the three and six months ended June 30, 2012, respectively, as a result of changes in the fair value of the contracts. There were no gains or losses recorded for the three and six months ended June 30, 2011. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.

The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.

The assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2012:
Derivative liability for commodity hedges	$—	$3,207	$—	$3,207
Derivative liability for conversion feature associated with convertible debt	$—	$—	$—	$—

As of December 31, 2011:
Derivative liability for commodity hedges	$—	$2,331	$—	$2,331
Derivative liability for conversion feature associated with convertible debt	$—	$—	$26,440	$26,440

The following reconciliation represents the change in fair value of Level 3 liabilities from January 1, 2012 to June 30, 2012:

Derivative liability for conversion feature associated with convertible debt
Fair value as of January 1	$26,440
Mark-to-Market adjustment on conversion feature	15,597
Reclassification from long-term debt, less current portion to additional paid-in capital	(42,037)

Fair value as of June 30	$—

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

Segment information for the three months ended June 30, 2012 and 2011 is as follows:

	Net Sales	Operating Income	Capital Expenditures	Depreciation & Amortization
2012
Metals segment (a)	$297,244	$11,210	$1,668	$6,117
Plastics segment	32,148	1,064	370	357
Other (b)	—	(3,405)	—	—

Consolidated	$329,392	$8,869	$2,038	$6,474

2011
Metals segment	$252,256	$5,095	$2,626	$4,737
Plastics segment	30,312	1,062	384	322
Other	—	(1,856)	—	—

Consolidated	$282,568	$4,301	$3,010	$5,059

Segment information for the six months ended June 30, 2012 and 2011 is as follows:

	Net Sales	Operating Income	Capital Expenditures	Depreciation & Amortization
2012
Metals segment (a)	$629,136	$31,763	$3,320	$12,423
Plastics segment	63,172	1,601	771	664
Other (b)	—	(5,897)	—	—

Consolidated	$692,308	$27,467	$4,091	$13,087

2011
Metals segment	$496,845	$8,681	$3,943	$9,422
Plastics segment	58,511	1,624	876	636
Other	—	(3,906)	—	—

Consolidated	$555,356	$6,399	$4,819	$10,058

(a)	The results of Tube Supply, Inc. (“Tube Supply”), acquired on December 15, 2011, are included in the Company’s Metals segment.
(b)	“Other” – Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Below are reconciliations of segment data to the consolidated financial statements for the three months ended June 30:

	2012		2011
Operating income	$8,869		$4,301
Interest expense, net Interest expense - unrealized loss on debt conversion option	(9,964 (4,257	) )	(1,120 —)

(Loss) income before income taxes and equity in earnings of joint venture	(5,352)		3,181
Equity in earnings of joint venture	1,733		2,982

Consolidated (loss) income before income taxes	$(3,619)		$6,163

Below are reconciliations of segment data to the consolidated financial statements for the six months ended June 30:

	2012		2011
Operating income	$27,467		$6,399
Interest expense, net Interest expense - unrealized loss on debt conversion option	(20,157 (15,597	) )	(2,106 —)

(Loss) income before income taxes and equity in earnings of joint venture	(8,287)		4,293
Equity in earnings of joint venture	4,741		5,841

Consolidated (loss) income before income taxes	$(3,546)		$10,134

Segment information for total assets is as follows:

	June 30, 2012	December 31, 2011
Metals segment	$803,974	$729,692
Plastics segment	59,265	56,171
Other (a)	39,736	36,460

Consolidated	$902,975	$822,323

(a)	“Other” — Total assets consist of the Company’s investment in joint venture.

(7) Goodwill and Intangible Assets

The changes in carrying amounts of goodwill during the six months ended June 30, 2012 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2012
Goodwill	$117,145	$12,973	$130,118

Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2012	56,928	12,973	69,901
Currency valuation	(50)	—	(50)
Balance as of June 30, 2012

Goodwill	117,095	12,973	130,068
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of June 30, 2012	$56,878	$12,973	$69,851

The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2012 test, the Company determined that there was no impairment of goodwill. The Company’s year-to-date operating results, among other factors, are considered in determining whether it is more-likely-than-not that the fair value for any reporting unit has declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. Another recession or economic declines in specific industries could change management’s expectations of future financial results and/or key valuation assumptions used in determining the fair-value of its reporting units which could result in a test for the impairment of goodwill prior to the Company’s annual testing date of January 1st.

On December 15, 2011, the Company acquired 100 percent of the outstanding common shares of Tube Supply. The aggregate purchase price was $184,385. There were no changes in the purchase price allocation during the six months ended June 30, 2012. The purchase price allocation is preliminary and it is subject to change upon the finalization of items such as the determination of fair values of pre-acquisition contingencies, finalization of the working capital adjustments and certain tax related matters.

The following summarizes the components of intangible assets:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$118,505	$40,079	$118,567	$34,960
Non-compete agreements	3,888	3,069	3,888	2,902
Trade name	8,240	799	8,249	410
Developed technology	1,400	253	1,400	19

Total	$132,033	$44,200	$132,104	$38,291

The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.4 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011. For the three-month periods ended June 30, 2012 and 2011, amortization expense was $2,956 and $1,659, respectively. For the six-month periods ended June 30, 2012 and 2011, amortization expense was $5,918 and $3,322, respectively.

The following is a summary of the estimated annual amortization expense for 2012 and each of the next 4 years:

2012	$11,776
2013	11,776
2014	11,743
2015	10,976
2016	10,976

(8) Inventories

Approximately ninety percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2012, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.

Current replacement cost of inventories exceeded book value by $144,979 and $138,882 at June 30, 2012 and December 31, 2011, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(9) Share-based Compensation

The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of June 30, 2012 associated with all share-based payment arrangements is $8,734 and the weighted average period over which it is to be expensed is 1.4 years.

Due to executive terminations that occurred during the first half of 2012, the Company revised its forfeiture rate for the active Long-Term Compensation Plans. The weighted average forfeiture rate is 30% and 18% at June 30, 2012 and December 31, 2011, respectively.

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

The 2012 LTC Plan consists of three components of share-based payment awards as follows:

Restricted Share Units - the Company granted 181 RSUs with a grant date fair value of $10.02 per share unit, which was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2014. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).

Performance Share Units - the Company granted 362 PSUs, half of which contain a market- based performance condition and half of which contained a non-market-based performance condition.

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

The award information associated with market and non-market-based performance condition awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
Market-based performance condition	$13.78	138	266
Non-market-based performance condition	$10.02	215	266

(10) Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and all other non-owner changes to equity that are not reported in net (loss) income. The Company’s comprehensive (loss) income for the three months ended June 30, 2012 and 2011 is as follows:

	June 30,
	2012	2011
Net (loss) income	$(2,978)	$3,697
Foreign currency translation (loss) gain	(3,374)	786
Pension cost amortization, net of tax	(110)	82

Total comprehensive (loss) income	$(6,462)	$4,565

The Company’s comprehensive income (loss) for the six months ended June 30, 2012 and 2011 is as follows:

	June 30,
	2012	2011
Net income (loss)	$(7,278)	$6,400
Foreign currency translation gain (loss)	(41)	2,032
Pension cost amortization, net of tax	(219)	165

Total comprehensive income (loss)	$(7,538)	$8,597

The components of accumulated other comprehensive loss is as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation losses	$(4,732)	$(4,691)
Unrecognized pension and postretirement benefit costs, net of tax	(15,352)	(15,133)

Total accumulated other comprehensive loss	$(20,084)	$(19,824)

(11) Employee Benefit Plans

Components of the net periodic pension and postretirement benefit cost for the three months ended June 30, 2012 are as follows:

	For the Three Months Ended June 30,
	2012	2011
Service cost	$192	$176
Interest cost	1,750	1,904
Expected return on assets	(2,464)	(2,514)
Amortization of prior service cost	81	81
Amortization of actuarial loss	149	57

Net periodic pension and postretirement benefit	$(292)	$(296)

Components of the net periodic pension and postretirement benefit cost for the six months ended June 30, 2012 are as follows:

	For the Six Months Ended June 30,
	2012	2011
Service cost	$384	$352
Interest cost	3,500	3,808
Expected return on assets	(4,928)	(5,028)
Amortization of prior service cost	162	162
Amortization of actuarial loss	298	114

Net periodic pension and postretirement benefit	$(584)	$(592)

As of June 30, 2012, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2012.

(12) Joint Venture

Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.

The following information summarizes financial data for this joint venture for the three months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012	2011
Net sales	$67,662	$67,080
Cost of materials	56,267	54,432
Income before taxes	4,433	6,782
Net income	3,466	5,964

The following information summarizes financial data for this joint venture for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011
Net sales	$144,467	$130,679
Cost of materials	119,665	105,710
Income before taxes	11,534	13,510
Net income	9,482	11,682

(13) Commitments and Contingent Liabilities

As of June 30, 2012, the Company had $6,622 of irrevocable letters of credit outstanding which primarily consisted of $3,800 for collateral associated with commodity hedges and $1,994 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

Audits of the Company’s 2008 and 2009 U.S. federal income tax returns are in process as of June 30, 2012. To date, no material issues have been raised. Due to the potential for resolution of the examination or expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $720.

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

Condensed Consolidating Balance Sheet

As of June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,784	$1,774	$16,891	$—	$20,449
Accounts receivable, less allowance for doubtful accounts	71,824	54,108	52,143	—	178,075
Receivables from affiliates	649	2,597	21	(3,267)	—
Inventories	82,841	203,258	78,876	(584)	364,391
Prepaid expenses and other current assets	23,854	(8,544)	9,240	211	24,761

Total current assets	180,952	253,193	157,171	(3,640)	587,676
Investment in joint venture	39,736	—	—	—	39,736
Goodwill	7,458	47,018	15,375	—	69,851
Intangible assets	—	67,650	20,183	—	87,833
Other assets	33,589	881	4,354	—	38,824
Investment in subsidiaries	390,467	11,626	—	(402,093)	—
Receivables from affiliates	88,419	80,658	4,835	(173,912)	—
Property, plant and equipment, net	46,942	21,187	10,926	—	79,055

Total assets	$787,563	$482,213	$212,844	$(579,645)	$902,975

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$96,178	$55,843	$27,640	$—	$179,661
Payables due to affiliates	1,440	116	1,711	(3,267)	—
Other current liabilities	23,370	7,788	10,149	—	41,307
Current portion of long-term debt and short-term debt	181	21	1,010	—	1,212

Total current liabilities	121,169	63,768	40,510	(3,267)	222,180
Long-term debt, less current portion	286,544	—	4,026	—	290,570
Payables due to affiliates	13,976	37,278	122,658	(173,912)	—
Deferred income taxes	13,882	19,203	(450)	—	32,635
Other non-current liabilities	11,379	4,994	604	—	16,977
Stockholders’ equity	340,613	356,970	45,496	(402,466)	340,613

Total liabilities and stockholders’ equity	$787,563	$482,213	$212,844	$(579,645)	$902,975

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,528	$588	$18,408	$—	$30,524
Accounts receivable, less allowance for doubtful accounts	68,334	57,587	55,115	—	181,036
Receivables from affiliates	273	3,495	146	(3,914)	—
Inventories	57,643	155,113	59,547	(264)	272,039
Prepaid expenses and other current assets	19,080	(3,894)	3,483	—	18,669

Total current assets	156,858	212,889	136,699	(4,178)	502,268
Investment in joint venture	36,460	—	—	—	36,460
Goodwill	7,459	47,018	15,424	—	69,901
Intangible assets	—	72,633	21,180	—	93,813
Other assets	34,300	628	2,812	—	37,740
Investment in subsidiaries	379,622	12,151	—	(391,773)	—
Receivables from affiliates	66,878	71,041	7,292	(145,211)	—
Property, plant and equipment, net	49,701	21,981	10,459	—	82,141

Total assets	$731,278	$438,341	$193,866	$(541,162)	$822,323

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53,469	$45,794	$17,611	$—	$116,874
Payables due to affiliates	1,387	76	2,451	(3,914)	—
Other current liabilities	21,073	9,281	5,358	—	35,712
Current portion of long-term debt and short-term debt	82	50	560	—	692

Total current liabilities	$76,011	55,201	$25,980	(3,914)	153,278
Long-term debt, less current portion	303,739	1	10,500	—	314,240
Payables due to affiliates	21,884	10,415	112,912	(145,211)	—
Deferred income taxes	6,251	19,676	(277)	—	25,650
Other non-current liabilities	11,114	5,195	567	—	16,876
Stockholders’ equity	312,279	347,853	44,184	(392,037)	312,279

Total liabilities and stockholders’ equity	$731,278	$438,341	$193,866	$(541,162)	$822,323

Condensed Consolidating Statement of Operations

For the Quarter ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$155,771	$112,771	$70,439	$(9,589)	$329,392

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	115,780	80,608	54,025	(9,732)	240,681
Warehouse, processing and delivery expense	20,042	12,390	6,042	—	38,474
Sales, general and administrative expense	17,931	10,622	6,341	—	34,894
Depreciation and amortization expense	1,986	3,497	991	—	6,474

Operating income	32	5,654	3,040	143	8,869

Interest expense, net	(6,170)	—	(3,794)	—	(9,964)
Interest expense - unrealized loss on debt conversion option	(4,257)	—	—	—	(4,257)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(10,395)	5,654	(754)	143	(5,352)
Income taxes	2,506	(2,059)	194	—	641

Equity in earnings (losses) of subsidiaries	3,178	(277)	—	(2,901)	—
Equity in earnings of joint venture	1,733	—	—	—	1,733

Net (loss) income	(2,978)	3,318	(560)	(2,758)	(2,978)

Comprehensive (loss) income	$(6,462)	$3,318	$2,814	$(6,132)	$(6,462)

Condensed Consolidating Statement of Operations

For the Quarter ended June 30, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$155,749	$71,291	$57,394	$(1,866)	$282,568

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	115,098	51,556	43,682	(1,866)	208,470
Warehouse, processing and delivery expense	20,447	8,451	4,976	—	33,874
Sales, general and administrative expense	18,171	8,364	4,329	—	30,864
Depreciation and amortization expense	2,141	2,229	689	—	5,059

Operating (loss) income	(108)	691	3,718	—	4,301

Interest expense, net	(229)	—	(891)	—	(1,120)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(337)	691	2,827	—	3,181
Income taxes	(1,444)	(313)	(709)	—	(2,466)

Equity in earnings of subsidiaries	2,496	158	—	(2,654)	—
Equity in earnings of joint venture	2,982	—	—	—	2,982

Net income	3,697	536	2,118	(2,654)	3,697

Comprehensive income	$4,565	$536	$2,904	$(3,440)	$4,565

Condensed Consolidating Statement of Operations

For the Six Months ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$324,833	$241,180	$147,634	$(21,339)	$692,308

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	240,541	171,863	113,000	(20,756)	504,648
Warehouse, processing and delivery expense	40,461	24,628	11,911	—	77,000
Sales, general and administrative expense	36,652	21,527	11,927	—	70,106
Depreciation and amortization expense	4,042	7,056	1,989	—	13,087

Operating income	3,137	16,106	8,807	(583)	27,467

Interest expense, net	(13,169)	—	(6,988)	—	(20,157)
Interest expense - unrealized loss on debt conversion option	(15,597)	—	—	—	(15,597)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(25,629)	16,106	1,819	(583)	(8,287)
Income taxes	2,729	(6,199)	(473)	211	(3,732)

Equity in earnings (losses) of subsidiaries	10,881	(241)	—	(10,640)	—
Equity in earnings of joint venture	4,741	—	—	—	4,741

Net (loss) income	(7,278)	9,666	1,346	(11,012)	(7,278)

Comprehensive (loss) income	$(7,538)	$9,666	$8,053	$(17,719)	$(7,538)

Condensed Consolidating Statement of Operations

For the Six Months ended June 30, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$302,504	$140,895	$115,689	$(3,732)	$555,356

Costs and expenses:

Cost of materials (exclusive of depreciation and amortization)	223,720	102,168	87,742	(3,732)	409,898
Warehouse, processing and delivery expense	40,266	16,851	9,899	—	67,016
Sales, general and administrative expense	36,601	16,623	8,761	—	61,985
Depreciation and amortization expense	4,268	4,463	1,327	—	10,058

Operating (loss) income	(2,351)	790	7,960	—	6,399

Interest expense, net	(405)	—	(1,701)	—	(2,106)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(2,756)	790	6,259	—	4,293
Income taxes	(1,948)	(323)	(1,463)	—	(3,734)

Equity in earnings of subsidiaries	5,263	391	—	(5,654)	—
Equity in earnings of joint venture	5,841	—	—	—	5,841

Net income	6,400	858	4,796	(5,654)	6,400

Comprehensive income	$8,597	$858	$6,829	$(7,687)	$8,597

Condensed Consolidating Statement of Cash Flows

For the Period ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(7,278)	$9,666	$1,346	$(11,012)	$(7,278)
Equity in earnings of subsidiaries	10,881	(241)	—	(10,640)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	11,804	(24,180)	(7,627)	21,652	1,649

Net cash used in operating activities	15,407	(14,755)	(6,281)	—	(5,629)
Investing activities:
Capital expenditures and other	(2,053)	(1,276)	(1,354)	—	(4,683)

Net cash used in investing activities	(2,053)	(1,276)	(1,354)	—	(4,683)
Financing activities:
Proceeds from long-term debt, including new revolving credit facility	326,404	—	10,731	—	337,135
Repayments of long-term debt, including new revolving credit facility	(318,717)	(29)	(17,374)	—	(336,120)
Payment of debt issue costs	(1,503)	—	—	—	(1,503)
Net intercompany (repayments) borrowings	(29,449)	17,246	12,203	—	—
Other financing	167	—	500	—	667

Net cash (used in) from financing activities	(23,098)	17,217	6,060	—	179
Effect of exchange rate changes on cash and cash equivalents	—	—	58	—	58
(Decrease) increase in cash and cash equivalents	(9,744)	1,186	(1,517)	—	(10,075)

Cash and cash equivalents - beginning of year	11,528	588	18,408	—	30,524

Cash and cash equivalents - end of period	$1,784	$1,774	$16,891	$—	$20,449

Condensed Consolidating Statement of Cash Flows

For the Period ended June 30, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net income	$6,400	$858	$4,796	$(5,654)	$6,400
Equity in earnings of subsidiaries	5,263	391	—	(5,654)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	(20,743)	1,786	(15,289)	11,308	(22,938)

Net cash (used in) from operating activities	(9,080)	3,035	(10,493)	—	(16,538)

Investing activities:
Capital expenditures and other	(3,013)	(916)	(826)	—	(4,755)

Net cash used in investing activities	(3,013)	(916)	(826)	—	(4,755)

Financing activities:
Short term borrowings	10,200	—	4,963	—	15,163
Net (repayments) borrowings on previously existing revolving lines of credit	(41)	(13)	1,456	—	1,402
Net intercompany (repayments) borrowings	(4,537)	(1,497)	6,034	—	—
Other financing activities, net	385	—	—	—	385

Net cash from (used in) financing activities	6,007	(1,510)	12,453	—	16,950
Effect of exchange rate changes on cash and cash equivalents	—	—	(307)	—	(307)
(Decrease) increase in cash and cash equivalents	(6,086)	609	827	—	(4,650)

Cash and cash equivalents - beginning of year	7,629	1,068	28,019	—	36,716

Cash and cash equivalents - end of period	$1,543	$1,677	$28,846	$—	$32,066

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

Executive Overview

2011 Acquisition

On December 15, 2011, the Company acquired 100 percent of the outstanding common shares of Tube Supply, Inc. (“Tube Supply”). Tube Supply is a leading value-added distributor of specialty tubular and bar products for the oil and gas industry, based in Houston, Texas. Tube Supply provides high quality products and services primarily to the North American oilfield equipment manufacturing industry. Tube Supply operates two service centers, which are located in Houston, Texas and Edmonton, Alberta. The results and the assets of Tube Supply are included in the Company’s Metals segment. Tube Supply had net sales of $45.3 million for the quarter ended June 30, 2012.

Economic Trends and Current Business Conditions

A. M. Castle & Co. and subsidiaries (the “Company”) experienced a slight increase in demand from its customer base in the second quarter of 2012 compared to the second quarter of 2011 in both the Metals and Plastics segments.

Metals segment sales increased 17.8% from the second quarter of 2011. Average tons sold per day, excluding Tube Supply, increased 1.1% compared to the prior year quarter, which was primarily driven by growth in carbon and alloy plate and nickel products. Virtually all key end-use markets experienced weaker demand in the second quarter of 2012 compared to 2011 with the exception of the heavy equipment and oil and gas sectors. The shift in demand is reflective of a slight build-up of inventory in the Company’s target end markets.

The Company’s Plastics segment reported a sales increase of 6.3% compared to the second quarter of 2011, reflecting continued strength in the automotive and office furniture sectors, partially offset by weaker demand in the store fixtures sector. The Plastics segment also experienced resin price increases during the first five months of the year, which began to soften in mid-May.

Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2010 through the second quarter of 2012. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. During June 2012, the PMI had a reading below 50.0 for the first month since July 2009.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2010	58.2	58.8	55.4	56.8
2011	61.1	56.4	51.0	52.4
2012	53.3	52.7

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

Results of Operations: Second Quarter 2012 Comparisons to Second Quarter 2011

Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2012 and 2011.

			Fav/(Unfav)
	2012	2011	$ Change	% Change
Net Sales
Metals	$297.2	$252.3	$44.9	17.8%
Plastics	32.2	30.3	1.9	6.3%

Total Net Sales	$329.4	$282.6	$46.8	16.6%
Cost of Materials
Metals	$218.2	$187.5	$(30.7)	(16.4)%
% of Metals Sales	73.4%	74.3%
Plastics	22.5	21.0	(1.5)	(7.1)%
% of Plastics Sales	69.9%	69.3%

Total Cost of Materials	$240.7	$208.5	$(32.2)	(15.4)%
% of Total Sales	73.1%	73.8%
Operating Costs and Expenses
Metals	$67.8	$59.7	$(8.1)	(13.6)%
Plastics	8.6	8.2	(0.4)	(4.9)%

Other	3.4	1.9	(1.5)	(78.9)%

Total Operating Costs & Expenses	$79.8	$69.8	$(10.0)	(14.3)%
% of Total Sales	24.2%	24.7%
Operating Income
Metals	$11.2	$5.1	$6.1	119.6%
% of Metals Sales	3.8%	2.0%
Plastics	1.1	1.1	—	—
% of Plastics Sales	3.4%	3.6%
Other	(3.4)	(1.9)	(1.5)	(78.9)%

Total Operating Income	$8.9	$4.3	$4.6	107.0%
% of Total Sales	2.7%	1.5%

“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:

Consolidated net sales were $329.4 million, an increase of $46.8 million, or 16.6%, compared to the second quarter of 2011. Metals segment sales during the second quarter of 2012 of $297.2 million were $44.9 million, or 17.8%, higher than the same period last year. Tube Supply had net sales of $45.3 million for the quarter ended June 30, 2012. The decline in sales in the Metals segment, excluding the activity of Tube Supply, was the result of a slight increase in demand, offset by lower average prices for the Company’s products. Average tons sold per day, excluding Tube Supply, increased 1.1% compared to the prior year quarter, which was primarily driven by growth carbon and alloy plate and nickel products. Virtually all key end-use markets experienced weaker demand in the second quarter of 2012 compared to 2011 with the exception of the heavy equipment and oil and gas sectors.

Plastics segment sales during the second quarter of 2012 of $32.2 million were $1.9 million, or 6.3% higher than the second quarter of 2011 due to increased pricing and higher sales volume reflecting continued strength in the automotive and office furniture sectors, partially offset by weaker demand in the store fixtures sector. In addition, the Plastics segment experienced resin price increases during the first five months of the year, which began to soften in mid-May.

Cost of Materials:

Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2012 was $240.7 million, an increase of $32.2 million, or 15.4%, compared to the second quarter of 2011. Material costs for the Metals segment for the second quarter of 2012 were $218.2 million or 73.4% as a percent of net sales compared to $187.5 million or 74.3% as a percent of sales for the second quarter of 2011. Tube Supply cost of materials was $29.6 million for the quarter ended June 30, 2012. Excluding Tube Supply, cost of materials increased $2.6 million compared to the second quarter of 2011. Second quarter 2012 results include a $1.4 million loss associated with commodity hedges compared to no charge in the prior year period. The Metals segment recorded LIFO expense of $1.5 million in the second quarter of 2012 compared to $3.9 million in the second quarter of 2011. Material costs for the Plastics segment of 69.9% as a percent of net sales for the second quarter of 2012 were higher than 69.3% for the same period last year due to higher costs experienced in the automotive sector of the business.

Operating Expenses and Operating Income:

On a consolidated basis, operating costs and expenses increased $10.0 million, or 14.3%, compared to the second quarter of 2011. Operating costs and expenses were $79.8 million, or 24.2% of net sales, compared to $69.8 million, or 24.7% of net sales during the second quarter of 2011.

During the second quarter of 2012, the Company incurred costs associated with executive employment transition in the amount of $1.6 million. As a result of the transition, share-based awards were forfeited, which resulted in a significant increase in the Company’s forfeiture rate. The increase in the forfeiture rate estimate associated with the active Long-term Compensation Plans resulted in a decrease in sales, general and administrative cost of approximately $1.0 million. The net impact of the employment transition costs on sales, general and administrative expense was approximately $0.6 million.

There were overall increases in payroll related costs in the second quarter of 2012 compared to the prior year quarter, resulting from a change in the Company’s 401(k) matching contribution to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation, which was effective July 1, 2011. Other factors that contributed to increased payroll related costs in 2012 compared to 2011 included merit increases, which are effective in April of each year, and headcount increases.

The increase in operating expenses for the second quarter of 2012 compared to the second quarter of 2011 primarily relates to the following:

•

Warehouse, processing and delivery costs increased by $4.6 million of which $4.2 million is associated with Tube Supply activity for the quarter. The remaining $0.4 million increase is primarily attributed to increased compensation and benefits expense as a result of headcount and merit increases;

•

Sales, general and administrative costs increased by $4.0 million of which $2.7 million is associated with Tube Supply activity for the quarter. The remaining increase is primarily due to the net impact of the CEO transition costs of $0.6 million and an increase to bad debt reserves for customer bankruptcies of $0.8 million;

•

Depreciation and amortization expense was $1.4 million higher than the second quarter of 2011 primarily due to the depreciation and amortization of Tube Supply’s fixed and intangible assets acquired in December 2011.

Consolidated operating income for the second quarter of 2012 was $8.9 million compared to $4.3 million for the same period last year. Tube Supply contributed $7.0 million to the overall increase from the second quarter of 2011. The Company’s second quarter 2012 operating income as a percent of net sales increased to 2.7% from 1.5% in the second quarter of 2011.

Other Income and Expense, Income Taxes and Net Income:

Interest expense was $14.2 million in the second quarter of 2012, an increase of $13.1 million versus the same period in 2011 as a result of interest charges on the Company’s new senior secured notes, convertible notes and revolving line of credit, as well as the unrealized loss for the mark-to-market adjustment on the conversion option associated with the convertible notes.

Interest expense for the second quarter of 2012 includes the following new charges compared to the prior year period:

•

Non-cash interest charge of $4.3 million associated with the mark-to-market adjustment on the conversion option associated with the convertible notes, which is not deductible for federal income tax purposes;

•	Interest on senior secured and convertible notes of $7.9 million; and

•	Amortization of debt discount of $0.8 million.

The Company recorded income tax benefit of $0.6 million for the quarter ended June 30, 2012 compared to tax expense of $2.5 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income tax expense’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended June 30, 2012 and 2011 were 12.0% and 77.5%, respectively. The change in the effective tax rate compared to the second quarter of 2011 was primarily the result of the non-deductibility of the mark-to-market adjustment on the conversion option associated with the convertible notes in the amount of $4.3 million.

Equity in earnings of the Company’s joint venture was $1.7 million in the second quarter of 2012, which was $1.2 million less than the same period last year. An increase to bad debt reserves for customer bankruptcies impacted equity in earnings of the joint venture by approximately $0.6 million in the second quarter of 2012 compared to 2011. Lower demand for Kreher’s products in virtually all end-use markets compared to the same period last year was another contributing factor to the decrease in equity in earnings of the Company’s joint venture.

Consolidated net loss for the second quarter of 2012 was $3.0 million, or $0.13 per diluted share, compared to net income of $3.7 million, or $0.16 per diluted share, for the same period in 2011. The net loss for the second quarter of 2012 resulted from the mark-to-market adjustment on the conversion option associated with the convertible debt.

Results of Operations: Six Months 2012 Comparisons to Six Months 2011

Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2012 and 2011.

			Fav/(Unfav)
	2012	2011	$ Change	% Change
Net Sales
Metals	$629.1	$496.9	$132.2	26.6%
Plastics	63.2	58.5	4.7	8.0%

Total Net Sales	$692.3	$555.4	$136.9	24.6%
Cost of Materials
Metals	$460.3	$369.4	$(90.9)	(24.6)%
% of Metals Sales	73.2%	74.3%
Plastics	44.4	40.5	(3.9)	(9.6)%
% of Plastics Sales	70.3%	69.2%

Total Cost of Materials	$504.7	$409.9	$(94.8)	(23.1)%
% of Total Net Sales	72.9%	73.8%
Operating Costs and Expenses
Metals	$137.1	$118.8	$(18.3)	(15.4)%

Plastics	17.2	16.4	(0.8)	(4.9)%
Other	5.9	3.9	(2.0)	(51.3)%

Total Operating Costs & Expenses	$160.2	$139.1	$(21.1)	(15.2)%
% of Total Net Sales	23.1%	25.0%

Operating Income (Loss)
Metals	$31.7	$8.7	$23.0	264.4%
% of Metals Sales	5.0%	1.8%
Plastics	1.6	1.6	—	—
% of Plastics Sales	2.5%	2.7%
Other	(5.9)	(3.9)	(2.0)	(51.3)%

Total Operating Income	$27.4	$6.4	$21.0	328.1%
% of Total Net Sales	4.0%	1.2%

“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:

Consolidated net sales were $692.3 million, an increase of $136.9 million, or 24.6%, compared to the same period last year. Higher net sales were primarily the result of higher shipping volumes and increased pricing in the metals and plastics markets. Metals segment sales during the first six months of 2012 of $629.1 million were $132.2 million, or 26.6%, higher than the same period last year. Tube Supply had net sales of $105.1 million for the first half of 2012. Average tons sold per day increased 5.2% compared to the prior year period. The increase in sales volume was driven primarily by carbon and alloy plate, nickel, stainless and tubing products. Key end-use markets that experienced increased demand in the first six months of 2012 include oil and gas, heavy equipment and general industrial equipment.

Plastics segment sales during the first six months of 2012 of $63.2 million were $4.7 million, or 8.0% higher than the same period last year due to increased pricing and higher sales volume reflecting continued strength in the automotive and office furniture sectors. In addition, the Plastics segment experienced resin price increases during the first five months of the year, which began to soften in mid-May.

Cost of Materials:

Cost of materials (exclusive of depreciation and amortization) during the first six months of 2012 were $504.7 million, an increase of $94.8 million, or 23.1%, compared to the same period last year. Material costs for the Metals segment for the first six months of 2012 were $460.3 million or 73.2% as a percent of net sales compared to $369.4 million or 74.3% as a percent of net sales for the first six months of 2011. Tube Supply cost of materials was $69.4 million for the first half of 2012. Cost of materials increased primarily as a result of increased sales activity for the period. Year-to-date 2012 results include a $1.0 million loss associated with commodity hedges compared to no charge in the prior year period. The Metals segment recorded LIFO expense of $6.1 million in 2012 compared to $6.9 million during the prior year period. Material costs for the Plastics segment were 70.3% and 69.2% as a percent of net sales for the first six months of 2012 and 2011, respectively. Management believes that consolidated material costs as a percentage of net sales will be comparable to first six months of 2012 levels for the balance of 2012.

Operating Expenses and Operating Income:

On a consolidated basis, operating costs and expenses increased $21.1 million, or 15.2%, compared to the same period last year. Operating costs and expenses were $160.2 million, or 23.1% as a percent of sales, compared to $139.1 million, or 25.0% as a percent of sales last year. Second quarter 2011 results include a $0.8 million charge for export penalties related to product shipments that occurred from 2005 to 2008.

During the second quarter of 2012, the Company incurred costs associated with executive employment transition in the amount of $1.6 million. As a result of the transition, share-based awards were forfeited, which resulted in a significant increase in the Company’s forfeiture rate. The increase in the forfeiture rate estimate associated with the active Long-term Compensation Plans resulted in a decrease in sales, general and administrative cost of approximately $1.0 million. The net impact of the employment transition costs on sales, general and administrative expense was approximately $0.6 million.

There were overall increases in payroll related costs in the first half of 2012 compared to the prior year period, resulting from a change in the Company’s 401(k) matching contribution to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation, which was effective July 1, 2011. Other factors that contributed to increased payroll related costs in 2012 compared to 2011 included merit increases, which are effective in April of each year, and headcount increases.

The increase in operating expenses for the first six months of 2012 compared to 2011 primarily relates to the following:

•

Warehouse, processing and delivery costs increased by $10.0 million of which $8.5 million is associated with Tube Supply activity for the period. The remaining $1.5 million increase is primarily attributed to increased compensation and benefits expense as a result of headcount, merit and healthcare cost increases, partially offset by a decrease in workers’ compensation costs;

•

Sales, general and administrative costs increased by $8.1 million of which $5.8 million is associated with Tube Supply activity for the period. The remaining increase is primarily due to the net impact of the CEO transition costs of $0.6 million, an increase to bad debt reserves for customer bankruptcies of $0.8 million and increased payroll costs of approximately $1.0 million as a result of headcount, merit, workers compensation and healthcare cost increases;

•

Depreciation and amortization expense was $3.0 million higher than the first half of 2011 primarily due to the depreciation and amortization of Tube Supply’s fixed and intangible assets acquired in December 2011.

Consolidated operating income for the six months ended June 30, 2012 was $27.4 million compared to operating income of $6.4 million for the same period last year. Tube Supply contributed $17.9 million to the overall increase from the first half of 2011.

Other Income and Expense, Income Taxes and Net Income (Loss):

Interest expense was $35.8 million in the first half of 2012, an increase of $33.6 million versus the same period in 2011 as a result of interest charges on the Company’s new senior secured notes, convertible notes and revolving line of credit, as well as the unrealized loss for the mark-to-market adjustment on the conversion option associated with the convertible notes.

Interest expense for the first half of 2012 includes the following new charges compared to the prior year period:

•

Non-cash interest charge of $15.6 million associated with the mark-to-market adjustment on the conversion option associated with the convertible notes, which is not deductible for federal income tax purposes;

•	Interest on senior secured and convertible notes of $16.2 million; and

•	Amortization of debt discount of $1.6 million.

For the six months ended June 30, 2012 and 2011, the Company recorded tax expense of $3.7 million and $3.7 million, respectively. The Company’s effective tax rate is expressed as ‘Income tax expense or benefit’ as a percentage of ‘Income (loss) before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for the six months ended June 30, 2012 and 2011 was (45.0)% and 87.0%, respectively. The change in the effective tax rate compared to the first six months of 2011 was primarily the result of the non-deductibility of the mark-to-market adjustment on the conversion option associated with the convertible notes in the amount of $15.6 million. In addition, the effective tax rate for the six months ended June 30, 2011 was significantly higher than the current period due to higher earnings of the Company’s joint venture.

Equity in earnings of the Company’s joint venture was $4.7 million for the six months ended June 30, 2012, compared to $5.8 million for the same period last year. An increase to bad debt reserves for customer bankruptcies impacted equity in earnings of the joint venture by approximately $0.6 million for the six months ended 2012 compared to 2011. Lower demand for Kreher’s products in virtually all end-use markets compared to the same period last year was another contributing factor to the decrease in equity in earnings of the Company’s joint venture.

Consolidated net loss for the first six months of 2012 was $7.3 million, or $0.32 per diluted share, versus net income of $6.4 million, or $0.28 per diluted share, for the same period in 2011. The net loss for the first half of 2012 resulted from the mark-to-market adjustment on the conversion option associated with the convertible debt.

Accounting Policies:

There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $10.1 million for the six months ended June 30, 2012 compared to a decrease of $4.7 million for the same period last year.

The Company’s principal sources of liquidity are operating earnings, management of working capital and available borrowing capacity to fund working capital needs and growth initiatives. In times of economic downturn the Company typically has generated significant cash flow from operations due to net reductions in working capital while during times of economic prosperity, the Company typically has utilized cash flow from operations to fund net working capital increases to support the business growth. Cash used in operations for the six months ended June 30, 2012 was $5.6 million compared to cash used in operations of $16.5 million for the six months ended June 30, 2011. Specific components of the change in working capital are highlighted below:

•

During the six months ended June 30, 2012, cash receipts from customers exceeded net sales resulting in a $3.2 million cash flow impact due to a decrease in accounts receivable for the six months ended June 30, 2012 compared to a $33.4 million cash flow impact due to an increase in accounts receivable for the same period last year. Net sales increased 24.6% from the same period last year. Average receivable days outstanding was 48.4 days for the six months ended June 30, 2012 compared to 48.7 for the six months ended June 30, 2011.

•

During the six months ended June 30, 2012, inventory purchases exceeded sales of inventory resulting in a $92.3 million cash flow impact due to an increase in inventory compared to a $41.9 million cash flow impact due to an increase in inventory in the six months ended June 30, 2011. Average days sales in inventory was 170.5 days for the six months ended June 30, 2012 compared to 120.4 days for the six months ended June 30, 2011.

•

During the six months ended June 30, 2012, purchases exceeded cash paid for inventories and other goods and services resulting in a $70.2 million cash flow impact due to a net increase in accounts payable and accrued liabilities compared to a $41.8 million cash flow impact due to a net increase in accounts payable and accrued liabilities for the same period last year.

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

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments), acquisitions and dividend payments. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company does have available borrowing capacity under the New Revolving Credit Agreement. The new debt agreements impose significant operating and financial restrictions which may prevent the Company from certain business opportunities such as, making acquisitions or paying dividends, among other things. The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10.0 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement (“cash dominion”). Based on the Company’s cash projections, it does not anticipate a scenario whereby cash dominion would occur.

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at June 30, 2012 were $20.4 million, and the Company had $54.0 million of available borrowing capacity under its New Revolving Credit Facility. Approximately 17% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s New Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.

Working capital at June 30, 2012 was $365.5 million compared to $349.0 million at December 31, 2011. The increase in working capital is primarily due to higher inventory of $92.4 million to support higher sales volumes and higher prepaid expenses and other current assets of $10.6 million, partially offset by a decrease in cash and income tax receivable of $10.1 million and $4.5 million, respectively, and increases in accounts payable and accrued liabilities of $62.8 million and $6.0 million, respectively, from December 31, 2011 to June 30, 2012.

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 46.1% at June 30, 2012 and 50.2% at December 31, 2011. As of April 26, 2012, the conversion option value of $42.0 million was reclassified from long-term debt, less current portion to additional paid-in capital, resulting in a decrease to the debt to total capitalization at June 30, 2012. The deferred tax benefit of $8.3 million associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (December 15, 2011) was also reclassified to additional paid-in capital. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. Going forward, as and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.

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

Cash paid for capital expenditures for the six months ended June 30, 2012 was $4.7 million, a decrease of $0.1 million compared to the same period last year. Management believes that annual capital expenditures will approximate $13.0 million in 2012, which is $2.0 million lower than the estimate at the beginning of the year.

The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2012	$0.2
2013	0.3
2014	—
2015	36.3
2016	225.0
2017 and beyond	57.5

Total debt	$319.3

As of June 30, 2012, the Company had $6.6 million of irrevocable letters of credit outstanding, which primarily consisted of $3.8 million for collateral associated with commodity hedges and $2.0 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) and have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(c) Changes in Company Management

On May 10, 2012, Scott F. Stephens, was appointed interim President and Chief Executive Officer, replacing Michael H. Goldberg. Mr. Stephens also retained his position as Vice President, Finance and Chief Financial Officer. The change in Company management did not materially affect the Company’s internal control over financial reporting during the three months ended June 30, 2012.

Part II. OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

2.3	Second Amendment to the Stock Purchase Agreement, dated January 13, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.3 to the Company’s Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.

2.4	Third Amendment to the Stock Purchase Agreement, dated May 11, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.4 to the Company’s Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.

10.29*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.

10.30*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.

10.31*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.

31.1	CEO and CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
*	These agreements are considered a compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: August 7, 2012	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President – Controller and Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

2.3	Second Amendment to the Stock Purchase Agreement, dated January 13, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.3 to the Company’s form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	—

2.4	Third Amendment to the Stock Purchase Agreement, dated May 11, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.4 to the Company’s Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	—

10.29*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	E-1

10.30*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	E-19

10.31*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	E-24

31.1	CEO and CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-27

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-28

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
*	These agreements are considered a compensatory plan or arrangement.