Form 10-Q
period 2012-09-30
CASTLE A M & CO
filed 2012-11-02
CIK 18172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2012 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2012
Common Stock, $0.01 Par Value	23,098,184 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Amounts in thousands, except par value and per share data

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$19,988	$30,524
Accounts receivable, less allowances of $4,768 and $3,584	171,253	181,036
Inventories, principally on last-in, first-out basis (replacement cost higher by $140,544 and $138,882)	357,382	272,039
Prepaid expenses and other current assets	16,629	10,382
Income tax receivable	6,041	8,287

Total current assets	571,293	502,268
Investment in joint venture	40,731	36,460
Goodwill	70,516	69,901
Intangible assets	85,709	93,813
Prepaid pension cost	16,773	15,956
Other assets	20,321	21,784
Property, plant and equipment
Land	5,196	5,194
Building	52,838	52,434
Machinery and equipment	177,627	172,833

Property, plant and equipment, at cost	235,661	230,461
Less - accumulated depreciation	(155,839)	(148,320)

Property, plant and equipment, net	79,822	82,141

Total assets	$885,165	$822,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$133,723	$116,874
Accrued liabilities	48,542	33,828
Income taxes payable	1,357	1,884
Current portion of long-term debt	309	192
Short-term debt	1,000	500

Total current liabilities	184,931	153,278

Long-term debt, less current portion	302,283	314,240
Deferred income taxes	33,995	25,650
Other non-current liabilities	6,191	7,252
Pension and post retirement benefit obligations	9,913	9,624
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value - 9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value - 60,000 shares authorized and 23,211 shares issued and 23,092 outstanding at September 30, 2012; 30,000 shares authorized and 23,159 shares issued and 23,010 outstanding at December 31, 2011	232	232
Additional paid-in capital	221,297	184,596
Retained earnings	144,882	148,987
Accumulated other comprehensive loss	(17,134)	(19,824)
Treasury stock, at cost - 119 shares at September 30, 2012 and 149 shares at December 31, 2011	(1,425)	(1,712)

Total stockholders’ equity	347,852	312,279

Total liabilities and stockholders’ equity	$885,165	$822,323

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$304,039	$294,860	$996,347	$850,216
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	218,015	221,690	722,663	631,588
Warehouse, processing and delivery expense	36,894	35,076	113,894	102,092
Sales, general, and administrative expense	30,319	30,060	100,425	92,045
Depreciation and amortization expense	6,263	4,861	19,350	14,919

Operating income	12,548	3,173	40,015	9,572
Interest expense, net	(10,280)	(1,221)	(30,437)	(3,327)
Interest expense - unrealized loss on debt conversion option	—	—	(15,597)	—

Income (loss) before income taxes and equity in earnings of joint venture	2,268	1,952	(6,019)	6,245
Income taxes	(453)	(1,266)	(4,185)	(5,000)

Income (loss) before equity in earnings of joint venture	1,815	686	(10,204)	1,245
Equity in earnings of joint venture	1,358	3,117	6,099	8,958

Net income (loss)	3,173	3,803	(4,105)	10,203
Basic income (loss) per share	$0.14	$0.17	$(0.18)	$0.45

Diluted income (loss) per share	$0.13	$0.16	$(0.18)	$0.44

Dividends per common share	$—	$—	$—	$—

Comprehensive income (loss)	$6,123	$(385)	$(1,415)	$8,212

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
Operating activities:
Net (loss) income	$(4,105)	$10,203
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	19,350	14,919
Amortization of deferred gain	133	(356)
Amortization of deferred financing costs and debt discount	4,621	508
Loss on sale of fixed assets	409	111
Unrealized loss on debt conversion option	15,597	—
Unrealized (gains) losses on commodity hedges	(192)	1,571
Equity in earnings of joint venture	(6,099)	(8,958)
Dividends from joint venture	1,828	2,245
Deferred tax benefit	542	(2,294)
Share-based compensation expense	3,061	3,047
Excess tax benefits from share-based payment arrangements	(63)	(145)
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	11,877	(41,366)
Inventories	(82,616)	(58,323)
Prepaid expenses and other current assets	(6,047)	(2,458)
Other assets	(2,293)	(508)
Prepaid pension costs	(1,357)	(1,381)
Accounts payable	16,943	42,367
Income taxes payable and receivable	1,798	7,771
Accrued liabilities	13,852	(4,133)
Postretirement benefit obligations and other liabilities	(168)	(404)

Net cash used in operating activities	(12,929)	(37,584)

Investing activities:
Capital expenditures	(8,991)	(8,236)
Proceeds from sale of fixed assets	22	217
Insurance proceeds	—	573

Net cash used in investing activities	(8,969)	(7,446)

Financing activities:
Short-term borrowings (repayments), net	500	33,571
Net (repayments) borrowings on previously existing revolving lines of credit	—	1,618
Proceeds from long-term debt, including new revolving credit facility	576,477	—
Repayments of long-term debt, including new revolving credit facility	(564,273)	(300)
Payment of debt issue costs	(1,503)	—
Excess tax benefits (deficiencies) from share-based payment arrangements	63	145
Exercise of stock options	104	240

Net cash from financing activities	11,368	35,274

Effect of exchange rate changes on cash and cash equivalents	(6)	(1,059)

Net decrease in cash and cash equivalents	(10,536)	(10,815)

Cash and cash equivalents - beginning of year	30,524	36,716

Cash and cash equivalents - end of period	$19,988	$25,901

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

(3) Earnings Per Share

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$3,173	$3,803	$(4,105)	$10,203

Denominator:
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding	23,019	22,840	22,982	22,816
Effect of dilutive securities:
Outstanding common stock equivalents	880	380	—	446

Denominator for diluted earnings per share	23,899	23,220	22,982	23,262

Basic (loss) earnings per share	$0.14	$0.17	$(0.18)	$0.45

Diluted (loss) earnings per share	$0.13	$0.16	$(0.18)	$0.44

Excluded outstanding shared-based awards having an anti-dilutive effect	222	62	222	20

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

For the three and nine months ended September 30, 2012 and 2011, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net (loss) income.

(4) Debt

Short-term and long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
SHORT-TERM DEBT
Foreign	$1,000	$500

Total short-term debt	1,000	500

LONG-TERM DEBT
Senior Secured Notes due December 15, 2016	225,000	225,000
Convertible Notes due December 15, 2017	57,500	57,500
New Revolving Credit Facility due December 15, 2015	46,800	35,500
Other, primarily capital leases	996	244

Total long-term debt	330,296	318,244
Plus: derivative liability for conversion feature associated with convertible debt Less: unamortized discount	— (27,704)	26,440 (30,252)
Less: current portion	(309)	(192)

Total long-term portion	302,283	314,240
TOTAL SHORT-TERM AND LONG-TERM DEBT	$303,592	$314,932

During December 2011, in conjunction with the completion of the acquisition of Tube Supply (the “Acquisition”), the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), issued $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “New Revolving Credit Facility”). Net proceeds from these transactions (collectively referred to as the “Debt Transactions”) were used to complete the Acquisition, repay existing debt and for general corporate purposes.

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

The Company may not redeem the Convertible Notes prior to December 20, 2015. On or after December 20, 2015, the Company may redeem all or part of the Convertible Notes (except for the Convertible Notes that we are required to repurchase as described above) if the last reported sale price of the Company’s common stock exceeds 135% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole” premium payment. The Company must make the “make-whole” premium payments on all Convertible Notes called for redemption including Convertible Notes converted after the date we delivered the notice of redemption. The Company will pay the redemption price in cash except for any non-cash portion of the “make-whole” premium.

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

At the Company’s election, borrowings under the New Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility). The weighted average interest rate for borrowings under the New Revolving Credit Facility for the nine months ended September 30, 2012 was 2.68%. The Company will pay certain customary recurring fees with respect to the New Revolving Credit Facility.

The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement. As of September 30, 2012, the Company’s excess availability of $43,318 was above such thresholds.

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

The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents consisting of money market funds are valued based on quoted prices in active markets and as a result are classified as Level 1. The Company’s pension plan asset portfolio as of September 30, 2012 and December 31, 2011 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy.

Fair Value Measurements of Debt

The fair value of the Company’s fixed rate debt as of September 30, 2012 was estimated to be $346,692 compared to a carrying value of $254,796, net of unamortized discount. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within level 2 of the fair value hierarchy.

The fair value of the Convertible Notes, which fall within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature. The main inputs and assumptions into the binomial lattice model are the Company’s stock price at the end of the period ($12.49), expected volatility (41.4%), credit spreads (12.02%) and the risk-free interest rate (0.66%).

As of September 30, 2012, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which falls within level 3 of the fair value hierarchy, is $44,942 compared to its carrying value of $47,800, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the year, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.

Fair Value Measurements of Commodity Hedges

The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At September 30, 2012, the Company had executed forward contracts that extend through 2016. The sole counterparty to these contracts is not considered a credit risk by the Company. At September 30, 2012, the notional value associated with forward contracts was $17,590. The Company recorded a net realized and unrealized gain of $987 and loss of $24 for the three and nine months ended September 30, 2012, respectively, as a result of changes in the fair value of the contracts. The Company recorded a net realized and unrealized loss of $1,580 during the three and nine month periods ended September 30, 2011. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.

The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.

The assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2012:
Derivative liability for commodity hedges	$—	$2,139	$—	$2,139
Derivative liability for conversion feature associated with convertible debt	$—	$—	$—	$—

As of December 31, 2011:
Derivative liability for commodity hedges	$—	$2,331	$—	$2,331
Derivative liability for conversion feature associated with convertible debt	$—	$—	$26,440	$26,440

The following reconciliation represents the change in fair value of Level 3 liabilities from January 1, 2012 to September 30, 2012:

Derivative liability for conversion feature associated with convertible debt
Fair value as of January 1	$26,440
Mark-to-Market adjustment on conversion feature	15,597
Reclassification from long-term debt, less current portion to additional paid-in capital	(42,037)

Fair value as of September 30	$—

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

Segment information for the three months ended September 30, 2012 and 2011 is as follows:

	Net Sales	Operating Income	Capital Expenditures	Depreciation & Amortization
2012
Metals segment (a)	$272,445	$14,488	$3,232	$5,912
Plastics segment	31,594	1,011	800	351
Other (b)	—	(2,951)	—	—

Consolidated	$304,039	$12,548	$4,032	$6,263

2011
Metals segment	$264,368	$4,298	$2,919	$4,619
Plastics segment	30,492	1,039	498	242
Other	—	(2,164)	—	—

Consolidated	$294,860	$3,173	$3,417	$4,861

Segment information for the nine months ended September 30, 2012 and 2011 is as follows:

	Net Sales	Operating Income	Capital Expenditures	Depreciation & Amortization
2012
Metals segment (a)	$901,581	$46,251	$6,552	$18,335
Plastics segment	94,766	2,612	1,571	1,015
Other (b)	—	(8,848)	—	—

Consolidated	$996,347	$40,015	$8,123	$19,350

2011
Metals segment	$761,213	$12,979	$6,862	$14,041
Plastics segment	89,003	2,663	1,374	878
Other	—	(6,070)	—	—

Consolidated	$850,216	$9,572	$8,236	$14,919

(a)	The results of Tube Supply, Inc. (“Tube Supply”), acquired on December 15, 2011, are included in the Company’s Metals segment.
(b)	“Other” – Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Below are reconciliations of segment data to the consolidated financial statements for the three months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
Operating income	$12,548	$3,173
Interest expense, net	(10,280)	(1,221)

Income before income taxes and equity in earnings of joint venture	2,268	1,952
Equity in earnings of joint venture	1,358	3,117

Consolidated income before income taxes	$3,626	$5,069

Below are reconciliations of segment data to the consolidated financial statements for the nine months ended September 30, 2012 and 2011:

	September 30,
	2012		2011
Operating income	$40,015		$9,572
Interest expense, net Interest expense - unrealized loss on debt conversion option	(30,437 (15,597	) )	(3,327 —)

(Loss) income before income taxes and equity in earnings of joint venture	(6,019)		6,245
Equity in earnings of joint venture	6,099		8,958

Consolidated income before income taxes	$80		$15,203

Segment information for total assets is as follows:

	September 30, 2012	December 31, 2011
Metals segment	$786,652	$729,692
Plastics segment	57,782	56,171
Other (a)	40,731	36,460

Consolidated	$885,165	$822,323

(a)	“Other” — Total assets consist of the Company's investment in joint venture.

(7) Goodwill and Intangible Assets

The changes in carrying amounts of goodwill during the nine months ended September 30, 2012 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2012
Goodwill	$117,145	$12,973	$130,118
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of January 1, 2012	56,928	12,973	69,901
Currency valuation	615	—	615
Balance as of September 30, 2012

Goodwill	117,760	12,973	130,733
Accumulated impairment losses	(60,217)	—	(60,217)

Balance as of September 30, 2012	$57,543	$12,973	$70,516

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

On December 15, 2011, the Company acquired 100 percent of the outstanding common shares of Tube Supply. The aggregate purchase price was $184,385. There were no changes in the purchase price allocation during the nine months ended September 30, 2012. The purchase price allocation is preliminary and it is subject to change upon the finalization of items such as the determination of fair values of pre-acquisition contingencies, finalization of the working capital adjustments and certain tax related matters.

The following summarizes the components of intangible assets:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$119,373	$42,764	$118,567	$34,960
Non-compete agreements	3,888	3,152	3,888	2,902
Trade name	8,326	993	8,249	410
Developed technology	1,400	369	1,400	19

Total	$132,987	$47,278	$132,104	$38,291

The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.4 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011. For the three-month periods ended September 30, 2012 and 2011, amortization expense was $2,961 and $1,657, respectively. For the nine-month periods ended September 30, 2012 and 2011, amortization expense was $8,880 and $4,979, respectively.

The following is a summary of the estimated annual amortization expense for 2012 and each of the next 4 years:

2012	$11,777
2013	11,777
2014	11,743
2015	10,977
2016	10,977

(8) Inventories

Approximately ninety percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2012, are based on management’s estimates of future inventory levels and costs. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.

Current replacement cost of inventories exceeded book value by $140,544 and $138,882 at September 30, 2012 and December 31, 2011, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(9) Share-based Compensation

The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of September 30, 2012 associated with all share-based payment arrangements is $7,040 and the weighted average period over which it is to be expensed is 1.3 years.

Due to terminations that occurred during the first nine months of 2012, the Company revised its forfeiture rate for the active Long-Term Compensation Plans. The estimated weighted average forfeiture rate is 33% and 18% at September 30, 2012 and December 31, 2011, respectively.

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

The award information associated with market and non-market-based performance condition awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
Market-based performance condition	$13.78	100	246
Non-market-based performance condition	$10.02	187	246

(10) Stockholders’ Equity

Shareholder Rights Plan

In August 2012, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one right for each outstanding share of the Company’s common stock outstanding at the close of business on September 11, 2012. Pursuant to the Rights Plan, the Company is issuing one preferred stock purchase right (a “Right”) for each share of common stock outstanding on September 11, 2012. Each Right, once exercisable, represents the right to purchase one one-hundredth of a share (a “Unit”) of Series B Junior Preferred Stock of the Company, without par value, for $54.00, subject to adjustment. The Rights become exercisable in the event any individual person or entity, without Board approval, acquires 10% or more of the Company’s common stock, subject to certain exceptions. In these circumstances, each holder of a Right (other than rights held by the acquirer) will be entitled to purchase, at the then-current exercise price of the Right, additional shares of the Company’s common stock having a value of twice the exercise price of the Right. Additionally, if the Company is involved in a merger or other business combination transaction with another person after which its common stock does not remain outstanding, each Right will entitle its holder to purchase, at the then-current exercise price of the Right, shares of common stock of the ultimate parent of such other person having a market value of twice the exercise price of the Right. The Rights may be redeemed by the Company for $0.001 per Right at any time until the tenth business day following the first public announcement of an acquisition of beneficial ownership of 10% of the Company’s common stock. The Rights Plan will expire on August 30, 2013.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and all other non-owner changes to equity that are not reported in net (loss) income. The Company’s comprehensive (loss) income for the three months ended September 30, 2012 and 2011 is as follows:

	September 30,
	2012	2011
Net income	$3,173	$3,803
Foreign currency translation (loss) gain	3,060	(4,269)
Pension cost amortization, net of tax	(110)	81

Total comprehensive income (loss)	$6,123	$(385)

The Company’s comprehensive income (loss) for the nine months ended September 30, 2012 and 2011 is as follows:

	September 30,
	2012	2011
Net (loss) income	$(4,105)	$10,203
Foreign currency translation gain (loss)	3,019	(2,237)
Pension cost amortization, net of tax	(329)	246

Total comprehensive (loss) income	$(1,415)	$8,212

The components of accumulated other comprehensive loss is as follows:

	September 30, 2012	December 31, 2011
Foreign currency translation losses	$(1,672)	$(4,691)
Unrecognized pension and postretirement benefit costs, net of tax	(15,462)	(15,133)

Total accumulated other comprehensive loss	$(17,134)	$(19,824)

(11) Employee Benefit Plans

Components of the net periodic pension and postretirement benefit cost for the three months ended September 30, 2012 and 2011 are as follows:

	September 30,
	2012	2011
Service cost	$192	$176
Interest cost	1,750	1,904
Expected return on assets	(2,464)	(2,514)
Amortization of prior service cost	81	81
Amortization of actuarial loss	149	57

Net periodic pension and postretirement benefit	$(292)	$(296)

Components of the net periodic pension and postretirement benefit cost for the nine months ended September 30, 2012 and 2011 are as follows:

	September 30,
	2012	2011
Service cost	$576	$528
Interest cost	5,250	5,712
Expected return on assets	(7,392)	(7,542)
Amortization of prior service cost	243	243
Amortization of actuarial loss	447	171

Net periodic pension and postretirement benefit	$(876)	$(888)

As of September 30, 2012, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2012.

Effective July 1, 2012, the Company’s 401(k) plan was amended to include the employees of Tube Supply, LLC, which was acquired in December of 2011. Employees were eligible to participate in the Company’s 401(k) plan immediately. Tube Supply, LLC’s existing plan assets were rolled over into the Company’s 401(k) plan during 2012 as a result of this amendment.

(12) Joint Venture

Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.

The following information summarizes financial data for this joint venture for the three months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
Net sales	$63,578	$71,776
Cost of materials	52,705	57,743
Income before taxes	4,129	7,382
Net income	2,716	6,234

The following information summarizes financial data for this joint venture for the nine months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
Net sales	$208,045	$202,455
Cost of materials	172,370	163,453
Income before taxes	15,663	20,892
Net income	12,198	17,916

(13) Commitments and Contingent Liabilities

As of September 30, 2012, the Company had $6,794 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,994 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

(14) Income Taxes

The effective tax rate for the quarters ended September 30, 2012 and 2011 were 20.0% and 64.9%, respectively. The change in the effective tax rate compared to the third quarter of 2011 was the result of a lower estimated annual tax rate for the current year due to an $800 tax benefit related to the Company’s share of a dividend received by its joint venture and the change in the geographical mix of income.

The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Audits of the Company’s 2008 and 2009 U.S. federal income tax returns are in process as of September 30, 2012. To date, no material issues have been raised. Due to the potential for resolution of the examination or expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $728.

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

In September 2012, the Company merged Tube Supply, LLC, a guarantor, with the Parent. The Company has reflected this change in its accompanying condensed consolidating financial statements of guarantors and non-guarantors.

Condensed Consolidating Balance Sheet

As of September 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,929	$2,152	$15,907	$—	$19,988
Accounts receivable, less allowance for doubtful accounts	81,738	37,250	52,265	—	171,253
Receivables from affiliates	55	1,554	683	(2,292)	—
Inventories	221,144	49,886	86,480	(128)	357,382
Prepaid expenses and other current assets	18,203	(3,731)	8,162	36	22,670

Total current assets	323,069	87,111	163,497	(2,384)	571,293
Investment in joint venture	40,731	—	—	—	40,731
Goodwill	12,921	41,556	16,039	—	70,516
Intangible assets	35,316	29,843	20,550	—	85,709
Other assets	30,917	152	6,025		37,094
Investment in subsidiaries	249,421	11,742	—	(261,163)	—
Receivables from affiliates	72,686	79,498	634	(152,818)	—
Property, plant and equipment, net	52,476	15,308	12,038	—	79,822

Total assets	$817,537	$265,210	$218,783	$(416,365)	$885,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$95,552	$13,573	$24,598	$—	$133,723
Payables due to affiliates	1,093	55	1,144	(2,292)	—
Other current liabilities	35,497	4,675	9,727	—	49,899
Current portion of long-term debt and short-term debt	292	7	1,010	—	1,309

Total current liabilities	132,434	18,310	36,479	(2,292)	184,931
Long-term debt, less current portion	298,259	—	4,024	—	302,283
Payables due to affiliates	9,716	13,935	129,167	(152,818)	—
Deferred income taxes	15,341	19,119	(465)	—	33,995
Other non-current liabilities	13,935	1,537	632	—	16,104
Stockholders’ equity	347,852	212,309	48,946	(261,255)	347,852

Total liabilities and stockholders’ equity	$817,537	$265,210	$218,783	$(416,365)	$885,165

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,534	$582	$18,408	$—	$30,524
Accounts receivable, less allowance for doubtful accounts	88,434	37,487	55,115	—	181,036
Receivables from affiliates	273	3,495	146	(3,914)	—
Inventories	163,776	48,980	59,547	(264)	272,039
Prepaid expenses and other current assets	18,517	(3,331)	3,483	—	18,669

Total current assets	282,534	87,213	136,699	(4,178)	502,268
Investment in joint venture	36,460	—	—	—	36,460
Goodwill	12,921	41,556	15,424	—	69,901
Intangible assets	38,238	34,395	21,180	—	93,813
Other assets	34,691	237	2,812	—	37,740
Investment in subsidiaries	243,823	12,151	—	(255,974)	—
Receivables from affiliates	66,878	71,041	7,292	(145,211)	—
Property, plant and equipment, net	56,266	15,416	10,459	—	82,141

Total assets	$771,811	$262,009	$193,866	$(405,363)	$822,323

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$84,437	$14,826	$17,611	$—	$116,874
Payables due to affiliates	1,387	76	2,451	(3,914)	—
Other current liabilities	25,895	4,459	5,358	—	35,712
Current portion of long-term debt and short-term debt	82	50	560	—	692

Total current liabilities	111,801	19,411	25,980	(3,914)	153,278
Long-term debt, less current portion	303,739	1	10,500	—	314,240
Payables due to affiliates	23,727	8,572	112,912	(145,211)	—
Deferred income taxes	6,280	19,647	(277)	—	25,650
Other non-current liabilities	13,985	2,324	567	—	16,876
Stockholders’ equity	312,279	212,054	44,184	(256,238)	312,279

Total liabilities and stockholders’ equity	$771,811	$262,009	$193,866	$(405,363)	$822,323

Condensed Consolidating Statement of Operations

For the Quarter ended September 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$177,094	$65,238	$68,842	$(7,135)	$304,039

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	125,199	47,154	53,253	(7,591)	218,015
Warehouse, processing and delivery expense	22,642	8,497	5,755	—	36,894
Sales, general and administrative expense	18,982	7,399	3,938	—	30,319
Depreciation and amortization expense	3,075	2,184	1,004	—	6,263

Operating income	7,196	4	4,892	456	12,548

Interest expense, net	(6,293)	—	(3,987)	—	(10,280)
Interest expense - unrealized loss on debt conversion option	—	—	—	—	—

Income (loss) before income taxes and equity in earnings of subsidiaries and joint venture	903	4	905	456	2,268
Income taxes	(231)	183	(230)	(175)	(453)

Equity in earnings (losses) of subsidiaries	1,143	(516)	—	(627)	—
Equity in earnings of joint venture	1,358	—	—	—	1,358

Net income (loss)	3,173	(329)	675	(346)	3,173

Comprehensive income (loss)	$6,123	$303	$3,735	$(4,038)	$6,123

Condensed Consolidating Statement of Operations

For the Quarter ended September 30, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$160,196	$74,872	$61,658	$(1,866)	$294,860

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	121,829	54,809	46,918	(1,866)	221,690
Warehouse, processing and delivery expense	21,008	8,753	5,315	—	35,076
Sales, general and administrative expense	18,203	7,564	4,293	—	30,060
Depreciation and amortization expense	2,101	2,122	638	—	4,861

Operating (loss) income	(2,945)	1,624	4,494	—	3,173

Interest expense, net	(472)	—	(749)	—	(1,221)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(3,417)	1,624	3,745	—	1,952
Income taxes	95	(562)	(799)	—	(1,266)

Equity in earnings of subsidiaries	4,008	(43)	—	(3,965)	—
Equity in earnings of joint venture	3,117	—	—	—	3,117

Net income	3,803	1,019	2,946	(3,965)	3,803

Comprehensive (loss) income	$(385)	$1,246	$(1,323)	$77	$(385)

Condensed Consolidating Statement of Operations

For the Nine Months ended September 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$603,494	$204,851	$216,476	$(28,474)	$996,347

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	436,815	147,942	166,253	(28,347)	722,663
Warehouse, processing and delivery expense	70,541	25,687	17,666	—	113,894
Sales, general and administrative expense	60,519	24,041	15,865	—	100,425
Depreciation and amortization expense	9,681	6,676	2,993	—	19,350

Operating income	25,938	505	13,699	(127)	40,015

Interest expense, net	(19,102)	—	(11,335)	—	(30,437)
Interest expense - unrealized loss on debt conversion option	(15,597)	—	—	—	(15,597)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(8,761)	505	2,364	(127)	(6,019)
Income taxes	(3,751)	138	(608)	36	(4,185)

Equity in earnings (losses) of subsidiaries	2,308	(757)	—	(1,551)	—
Equity in earnings of joint venture	6,099	—	—	—	6,099

Net (loss) income	(4,105)	(114)	1,756	(1,642)	(4,105)

Comprehensive (loss) income	$(1,415)	$234	$4,775	$(5,009)	$(1,415)

Condensed Consolidating Statement of Operations

For the Nine Months ended September 30, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$462,700	$215,767	$177,347	$(5,598)	$850,216

Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	345,549	156,977	134,660	(5,598)	631,588
Warehouse, processing and delivery expense	61,274	25,604	15,214	—	102,092
Sales, general and administrative expense	54,804	24,187	13,054	—	92,045
Depreciation and amortization expense	6,369	6,585	1,965	—	14,919

Operating (loss) income	(5,296)	2,414	12,454	—	9,572

Interest expense, net	(877)	—	(2,450)	—	(3,327)

(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(6,173)	2,414	10,004	—	6,245
Income taxes	(1,853)	(885)	(2,262)	—	(5,000)

Equity in earnings of subsidiaries	9,271	348	—	(9,619)	—
Equity in earnings of joint venture	8,958	—	—	—	8,958

Net income	10,203	1,877	7,742	(9,619)	10,203

Comprehensive income	$8,212	$2,320	$5,506	$(7,826)	$8,212

Condensed Consolidating Statement of Cash Flows For the Period ended September 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(4,105)	$(114)	$1,756	$(1,642)	$(4,105)
Equity in earnings of subsidiaries	2,308	(757)	—	(1,551)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	(1,037)	7,585	(18,565)	3,193	(8,824)

Net cash (used in) from operating activities	(2,834)	6,714	(16,809)	—	(12,929)

Investing activities:
Capital expenditures and other	(4,270)	(2,007)	(2,692)	—	(8,969)

Net cash used in investing activities	(4,270)	(2,007)	(2,692)	—	(8,969)

Financing activities:
Proceeds from long-term debt, including new revolving credit facility	566,131	—	10,346	—	576,477
Repayments of long-term debt, including new revolving credit facility	(547,477)	(43)	(16,753)	—	(564,273)
Payment of debt issue costs	(1,503)	—	—	—	(1,503)
Net intercompany (repayments) borrowings	(19,819)	(3,094)	22,913	—	—
Other financing	167	—	500	—	667

Net cash (used in) from financing activities	(2,501)	(3,137)	17,006	—	11,368
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
(Decrease) increase in cash and cash equivalents	(9,605)	1,570	(2,501)	—	(10,536)

Cash and cash equivalents - beginning of year	11,534	582	18,408	—	30,524

Cash and cash equivalents - end of period	$1,929	$2,152	$15,907	$—	$19,988

Condensed Consolidating Statement of Cash Flows

For the Period ended September 30, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net income	$10,203	$1,877	$7,742	$(9,619)	$10,203
Equity in earnings of subsidiaries	9,271	348	—	(9,619)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	(51,659)	4,110	(19,476)	19,238	(47,787)

Net cash (used in) from operating activities	(32,185)	6,335	(11,734)	—	(37,584)

Investing activities:
Capital expenditures and other	(5,441)	(1,529)	(1,049)	—	(8,019)
Insurance proceeds	573	—	—	—	573

Net cash used in investing activities	(4,868)	(1,529)	(1,049)	—	(7,446)

Financing activities:
Short term borrowings	31,900	—	1,671	—	33,571
Net (repayments) borrowings on revolving lines of credit and long-term debt	(62)	(30)	1,410	—	1,318
Net intercompany (repayments) borrowings	(1,316)	(4,009)	5,325	—	—
Other financing activities, net	385	—	—	—	385

Net cash from (used in) financing activities	30,907	(4,039)	8,406	—	35,274
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,059)	—	(1,059)
(Decrease) increase in cash and cash equivalents	(6,146)	767	(5,436)	—	(10,815)

Cash and cash equivalents - beginning of year	7,629	1,068	28,019	—	36,716

Cash and cash equivalents - end of period	$1,483	$1,835	$22,583	$—	$25,901

(16) Subsequent Events

The Board of Directors (the “Board”) of the Company elected Scott J. Dolan to serve as President and Chief Executive Officer and as a member of the Board of the Company, effective October 15, 2012.

The Company has agreed to pay Mr. Dolan a base salary of $650 per year. Mr. Dolan will receive a one-time cash signing bonus of $60. Mr. Dolan will participate in the Company’s short-term incentive plan (“STIP”), with a target bonus for 2012 of 100% of annual base salary. For 2012, Mr. Dolan will receive a guaranteed payment under the Company’s STIP equal to the prorata target bonus. Mr. Dolan will participate in the Company’s Long-term Compensation Plan (“LTCP”), with a target incentive opportunity of 200% of base salary beginning with the 2013-2015 performance period. Mr. Dolan received a pro-rata award of 92 performance share units under the Company’s LTCP for the 2010-2012, 2011-2013 and 2012-2014 performance periods. Approximately 47 performance share units contain a market-based performance condition, for which the Company is currently evaluating the grant date fair value. The remaining awards had a grant date fair value of $12.74, which represents the Company’s closing stock price on the date of grant.

In connection with his appointment, Mr. Dolan received 78 restricted stock units with a grant date fair value of $12.74, which will vest over four years, assuming continued employment by Mr. Dolan, with one-fourth of the restricted stock units vesting on the first anniversary of the grant date, and the remainder in equal annual installments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts in millions except per share data

Disclosure Regarding Forward-Looking Statements

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, Risk Factors, of this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Condensed Consolidated Financial Statements (unaudited)”.

Executive Overview

2011 Acquisition

On December 15, 2011, the Company acquired 100 percent of the outstanding common shares of Tube Supply, Inc. (“Tube Supply”). Tube Supply is a leading value-added distributor of specialty tubular and bar products for the oil and gas industry, based in Houston, Texas. Tube Supply provides high quality products and services primarily to the North American oilfield equipment manufacturing industry. Tube Supply operates two service centers, which are located in Houston, Texas and Edmonton, Alberta. The results and the assets of Tube Supply are included in the Company’s Metals segment. Tube Supply had net sales of $39.9 million for the quarter ended September 30, 2012.

Economic Trends and Current Business Conditions

A. M. Castle & Co. and subsidiaries (the “Company”) experienced a decrease in demand from its customer base in the third quarter of 2012 compared to the third quarter of 2011 in the Metals segment and a slight increase in demand in the Plastics segment.

Metals segment sales increased 3.0% from the third quarter of 2011 as a result of the inclusion of Tube Supply sales in the third quarter of 2012. Average tons sold per day, excluding Tube Supply, decreased 9.2% compared to the prior year quarter, which was primarily driven by decreases in aluminum, carbon and alloy plate, carbon bar and SBQ bar products. Virtually all key end-use markets experienced weaker demand in the third quarter of 2012 compared to 2011.

The Company’s Plastics segment reported a sales increase of 3.6% compared to the third quarter of 2011, reflecting continued strength in the automotive sector, partially offset by weaker demand in the store fixtures sector.

Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2010 through the third quarter of 2012. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2010	58.2	58.8	55.4	56.8
2011	61.1	56.4	51.0	52.4
2012	53.3	52.7	50.3

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

Results of Operations: Third Quarter 2012 Comparisons to Third Quarter 2011

Consolidated results by business segment are summarized in the following table for the quarter ended September 30, 2012 and 2011.

			Fav/(Unfav)
	2012	2011	$ Change	% Change
Net Sales
Metals	$272.4	$264.4	$8.0	3.0%
Plastics	31.6	30.5	1.1	3.6%

Total Net Sales	$304.0	$294.9	$9.1	3.1%
Cost of Materials
Metals	$195.6	$200.2	$4.6	2.3%
% of Metals Sales	71.8%	75.7%
Plastics	22.4	21.5	(0.9)	(4.2)%
% of Plastics Sales	70.9%	70.5%

Total Cost of Materials	$218.0	$221.7	$3.7	1.7%
% of Total Sales	71.7%	75.2%
Operating Costs and Expenses
Metals	$62.3	$59.9	$(2.4)	(4.0)%
Plastics	8.2	7.9	(0.3)	(3.8)%
Other	3.0	2.2	(0.8)	(36.4)%

Total Operating Costs & Expenses	$73.5	$70.0	$(3.5)	(5.0)%
% of Total Sales	24.2%	23.7%
Operating Income
Metals	$14.5	$4.3	$10.2	237.2%
% of Metals Sales	5.3%	1.6%
Plastics	1.0	1.1	(0.1)	(9.1)%
% of Plastics Sales	3.2%	3.6%
Other	(3.0)	(2.2)	(0.8)	(36.4)%

Total Operating Income	$12.5	$3.2	$9.3	290.6%
% of Total Sales	4.1%	1.1%

“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:

Consolidated net sales were $304.0 million, an increase of $9.1 million, or 3.1%, compared to the third quarter of 2011. Metals segment sales during the third quarter of 2012 of $272.4 million were $8.0 million, or 3.0%, higher than the same period last year as a result of the inclusion of Tube Supply sales in the third quarter of 2012. Tube Supply had net sales of $39.9 million for the quarter ended September 30, 2012. The decline in sales in the Metals segment, excluding the activity of Tube Supply, was primarily the result of a decrease in demand for the period. Average tons sold per day, excluding Tube Supply, decreased 9.2% compared to the prior year quarter, which was primarily driven by decreases in aluminum, carbon and alloy plate, carbon bar and SBQ bar products. Virtually all key end-use markets experienced weaker demand in the third quarter of 2012 compared to 2011.

Plastics segment sales during the third quarter of 2012 of $31.6 million were $1.1 million, or 3.6% higher than the third quarter of 2011 primarily due to higher sales volume reflecting continued strength in the automotive sector, partially offset by weaker demand in the store fixtures sector.

Cost of Materials:

Cost of materials (exclusive of depreciation and amortization) during the third quarter of 2012 was $218.0 million, a decrease of $3.7 million, or 1.7%, compared to the third quarter of 2011. Material costs for the Metals segment for the third quarter of 2012 were $195.6 million, or 71.8% as a percent of net sales, compared to $200.2 million, or 75.7% as a percent of net sales, for the third quarter of 2011. Tube Supply cost of materials was $25.8 million for the quarter ended September 30, 2012. Excluding Tube Supply, cost of materials decreased $29.5 million compared to the third quarter of 2011 primarily as a result of the decrease in demand experienced in the Metals segment. Third quarter 2012 results include a $1.0 million gain associated with commodity hedges compared to a $1.6 million loss in the prior year period. The Metals segment recorded a LIFO credit of $4.4 million in the third quarter of 2012 due to changes in the Company’s full year LIFO estimate based on expected inventory levels and inflation. This compares to LIFO expense of $3.8 million in the third quarter of 2011. Material costs for the Plastics segment of 70.9% as a percent of net sales for the third quarter of 2012 were higher than 70.5% for the same period last year due to higher costs experienced in the automotive sector of the business.

Operating Expenses and Operating Income:

On a consolidated basis, operating costs and expenses increased $3.5 million, or 5.0%, compared to the third quarter of 2011. Operating costs and expenses were $73.5 million, or 24.2% of net sales, compared to $70.0 million, or 23.7% of net sales during the third quarter of 2011.

The increase in operating expenses for the third quarter of 2012 compared to the third quarter of 2011 primarily relates to the following:

•

Warehouse, processing and delivery costs increased by $1.8 million of which a $3.8 million increase is associated with Tube Supply activity for the quarter. The remaining $2.0 million decrease is primarily attributed to a decline of approximately $1.2 million associated with the decrease in sales activity in the Metals segment for the period and a decrease of $0.8 million in compensation and benefit costs, which include workers’ compensation and healthcare costs;

•

Sales, general and administrative costs increased by $0.3 million of which a $2.6 million increase is associated with Tube Supply activity for the quarter, offset primarily by a decline of $1.4 million in benefits and compensation, which include incentive compensation and healthcare costs;

•

Depreciation and amortization expense was $1.4 million higher than the third quarter of 2011 primarily due to the depreciation and amortization of Tube Supply’s fixed and intangible assets acquired in December 2011.

Consolidated operating income for the third quarter of 2012 was $12.5 million compared to $3.2 million for the same period last year. Tube Supply contributed $5.9 million to the overall increase from the third quarter of 2011. The Company’s third quarter 2012 operating income as a percent of net sales increased to 4.1% from 1.1% in the third quarter of 2011.

Other Income and Expense, Income Taxes and Net Income:

Interest expense was $10.3 million in the third quarter of 2012, an increase of $9.1 million versus the same period in 2011 as a result of interest charges on the Company’s new senior secured and convertible notes.

Interest expense for the third quarter of 2012 includes the following new charges compared to the prior year period:

•	Interest on senior secured and convertible notes of $8.2 million; and

•	Amortization of debt discount of $0.9 million.

The Company recorded income tax expense of $0.5 million for the quarter ended September 30, 2012 compared to tax expense of $1.3 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income tax expense’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended September 30, 2012 and 2011 were 20.0% and 64.9%, respectively. The change in the effective tax rate compared to the third quarter of 2011 was primarily the result of a $0.8 million tax benefit related to the Company’s share of a dividend received by its joint venture, as well as a change in the geographical mix of income.

Equity in earnings of the Company’s joint venture was $1.4 million in the third quarter of 2012, which was $1.8 million less than the same period last year. An increase to bad debt reserves for customer bankruptcies impacted equity in earnings of the joint venture by approximately $0.5 million in the third quarter of 2012 compared to 2011. Lower demand and pricing for Kreher’s products compared to the same period last year was another contributing factor to the decrease in equity in earnings of the Company’s joint venture.

Consolidated net income for the third quarter of 2012 was $3.2 million, or $0.13 per diluted share, compared to $3.8 million, or $0.16 per diluted share, for the same period in 2011.

Results of Operations: Nine Months 2012 Comparisons to Nine Months 2011

Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2012 and 2011.

			Fav/(Unfav)
	2012	2011	$ Change	% Change
Net Sales
Metals	$901.5	$761.2	$140.3	18.4%
Plastics	94.8	89.0	5.8	6.5%

Total Net Sales	$996.3	$850.2	$146.1	17.2%

Cost of Materials
Metals	$655.9	$569.6	$(86.3)	(15.2)%
% of Metals Sales	72.8%	74.8%
Plastics	66.8	62.0	(4.8)	(7.7)%
% of Plastics Sales	70.5%	69.7%

Total Cost of Materials	$722.7	$631.6	$(91.1)	(14.4)%
% of Total Net Sales	72.5%	74.3%

Operating Costs and Expenses
Metals	$199.5	$178.6	$(20.9)	(11.7)%
Plastics	25.4	24.3	(1.1)	(4.5)%
Other	8.8	6.1	(2.7)	(44.3)%

Total Operating Costs & Expenses	$233.7	$209.0	$(24.7)	(11.8)%
% of Total Net Sales	23.5%	24.6%

Operating Income (Loss)
Metals	$46.2	$13.0	$33.2	255.4%
% of Metals Sales	5.1%	1.7%
Plastics	2.6	2.7	(0.1)	(3.7)%
% of Plastics Sales	2.7%	3.0%
Other	(8.8)	(6.1)	(2.7)	(44.3)%

Total Operating Income	$40.0	$9.6	$30.4	316.7%
% of Total Net Sales	4.0%	1.1%

“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:

Consolidated net sales were $996.3 million, an increase of $146.1 million, or 17.2%, compared to the same period last year. Metals segment sales during the first nine months of 2012 of $901.5 million were $140.3 million, or 18.4%, higher than the same period last year as a result of the inclusion of Tube Supply sales in 2012. Tube Supply had net sales of $145.0 million for the first nine months of 2012. Average tons sold per day, excluding Tube Supply, were slightly higher compared to the prior year period. However, the slight tons increase was offset by changes in pricing and mix of the Company’s products sold compared to the prior year period.

Plastics segment sales during the first nine months of 2012 of $94.8 million were $5.8 million, or 6.5% higher than the same period last year primarily due to higher sales volume and increased pricing reflecting continued strength in the automotive sector, which was partially offset by a decrease demand in the office furniture sector.

Cost of Materials:

Cost of materials (exclusive of depreciation and amortization) during the first nine months of 2012 were $722.7 million, an increase of $91.1 million, or 14.4%, compared to the same period last year. Material costs for the Metals segment for the first nine months of 2012 were $655.9 million or 72.8% as a percent of net sales compared to $569.6 million or 74.8% as a percent of net sales for the first nine months of 2011. Tube Supply cost of materials was $95.3 million for the first nine months of 2012. Excluding Tube Supply, cost of materials decreased by $4.2 million. Year-to-date 2012 results were not significantly impacted by commodity hedges compared to a $1.6 million loss in the prior year period. The Metals segment recorded LIFO expense of $1.7 million in the first nine months of 2012 compared to $10.7 million during the prior year period. Material costs for the Plastics segment were 70.5% and 69.7% as a percent of net sales for the first nine months of 2012 and 2011, respectively. Management believes that consolidated material costs as a percentage of net sales will be comparable to first nine months of 2012 levels for the balance of 2012.

Operating Expenses and Operating Income:

On a consolidated basis, operating costs and expenses increased $24.7 million, or 11.8%, compared to the same period last year. Operating costs and expenses were $233.7 million, or 23.5% as a percent of sales, compared to $209.0 million, or 24.6% as a percent of sales last year. Year-to-date 2011 results include a $0.8 million charge for export penalties related to product shipments that occurred from 2005 to 2008.

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

The increase in operating expenses for the first nine months of 2012 compared to 2011 primarily relates to the following:

•

Warehouse, processing and delivery costs increased by $11.8 million of which a $12.3 million increase is associated with Tube Supply activity for the period. The Tube Supply impact was offset by a $0.5 million decrease primarily attributed to a decline in workers’ compensation and overtime wage costs, partially offset by an increase in compensation and benefits expense as a result of headcount, merit and healthcare cost increases;

•	Sales, general and administrative costs increased by $8.4 million, which is the amount associated with the increase for Tube Supply activity for the period. The net impact of the CEO transition costs of $0.6 million and an increase to bad debt reserves for customer bankruptcies of $0.8 million were included in the nine months ended 2012 results. Year-to-date 2011 results include a $0.8 million charge for export penalties related to product shipments that occurred from 2005 to 2008;

•

Depreciation and amortization expense was $4.4 million higher than the first half of 2011 primarily due to the depreciation and amortization of Tube Supply’s fixed and intangible assets acquired in December 2011.

Consolidated operating income for the nine months ended September 30, 2012 was $40.0 million compared to $9.6 million for the same period last year. Tube Supply contributed $23.8 million to the overall increase from the first nine months of 2011.

Other Income and Expense, Income Taxes and Net Income (Loss):

Interest expense was $46.0 million in the first nine months of 2012, an increase of $42.7 million versus the same period in 2011 as a result of interest charges on the Company’s new senior secured and convertible notes, as well as the unrealized loss for the mark-to-market adjustment on the conversion option associated with the convertible notes.

Interest expense for the first nine months of 2012 includes the following new charges compared to the prior year period:

•

Non-cash interest charge of $15.6 million associated with the mark-to-market adjustment on the conversion option associated with the convertible notes, which is not deductible for federal income tax purposes;

•	Interest on senior secured and convertible notes of $24.4 million; and

•	Amortization of debt discount of $2.5 million.

For the nine months ended September 30, 2012 and 2011, the Company recorded tax expense of $4.2 million and $5.0 million, respectively. The Company’s effective tax rate is expressed as ‘Income tax expense or benefit’ as a percentage of ‘Income (loss) before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for the nine months ended September 30, 2012 and 2011 was (69.5)% and 80.1%, respectively. The change in the effective tax rate compared to the first nine months of 2011 was primarily the result of the non-deductibility of the mark-to-market adjustment on the conversion option associated with the convertible notes in the amount of $15.6 million.

Equity in earnings of the Company’s joint venture was $6.1 million for the nine months ended September 30, 2012, compared to $9.0 million for the same period last year. An increase to bad debt reserves for customer bankruptcies impacted equity in earnings of the joint venture by approximately $1.0 million for the nine months ended 2012 compared to 2011. Lower demand for Kreher’s products in virtually all end-use markets compared to the same period last year was another contributing factor to the decrease in equity in earnings of the Company’s joint venture.

Consolidated net loss for the first nine months of 2012 was $4.1 million, or $0.18 per diluted share, versus net income of $10.2 million, or $0.44 per diluted share, for the same period in 2011. The net loss for the first nine months of 2012 resulted from the mark-to-market adjustment on the conversion option associated with the convertible debt.

Accounting Policies:

There have been no changes in critical accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $10.5 million for the nine months ended September 30, 2012 compared to a decrease of $10.8 million for the same period last year.

The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash used in operations for the nine months ended September 30, 2012 was $12.9 million compared to cash used in operations of $37.6 million for the nine months ended September 30, 2011. Specific components of the change in working capital are highlighted below:

•

During the nine months ended September 30, 2012, cash receipts from customers exceeded net sales resulting in an $11.9 million cash flow impact due to a decrease in accounts receivable for the nine months ended September 30, 2012 compared to a $41.4 million cash flow impact due to an increase in accounts receivable for the same period last year. Net sales increased 17.2% from the same period last year. Average receivable days outstanding was 48.6 days for the nine months ended September 30, 2012 compared to 49.2 for the nine months ended September 30, 2011.

•

During the nine months ended September 30, 2012, inventory purchases exceeded sales of inventory resulting in a $82.6 million cash flow impact due to an increase in inventory compared to a $58.3 million cash flow impact due to an increase in inventory in the nine months ended September 30, 2011. Average days sales in inventory was 182.1 days for the nine months ended September 30, 2012 compared to 123.3 days for the nine months ended September 30, 2011.

•

During the nine months ended September 30, 2012, purchases exceeded cash paid for inventories and other goods and services resulting in a $30.8 million cash flow impact due to a net increase in accounts payable and accrued liabilities compared to a $38.2 million cash flow impact due to a net increase in accounts payable and accrued liabilities for the same period last year.

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

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at September 30, 2012 were $20.0 million, and the Company had $43.3 million of available borrowing capacity under its New Revolving Credit Facility. Approximately 20% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s New Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.

Working capital at September 30, 2012 was $386.4 million compared to $349.0 million at December 31, 2011. The increase in working capital is primarily due to higher inventory of $85.3 million and higher prepaid expenses and other current assets of $6.2 million, partially offset by a decrease in cash and cash equivalents and income tax receivable of $10.5 million and $2.2 million, respectively, and increases in accounts payable and accrued liabilities of $16.8 million and $14.7 million, respectively, from December 31, 2011 to September 30, 2012.

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 46.6% at September 30, 2012 and 50.2% at December 31, 2011. As of April 26, 2012, the conversion option value of $42.0 million was reclassified from long-term debt, less current portion to additional paid-in capital, resulting in a decrease to the debt to total capitalization at September 30, 2012. The deferred tax benefit of $8.3 million associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (December 15, 2011) was also reclassified to additional paid-in capital. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. Going forward, as and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.

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

Cash paid for capital expenditures for the nine months ended September 30, 2012 was $9.0 million, an increase of $0.7 million compared to the same period last year. Management believes that annual capital expenditures will approximate $12.0 million in 2012, which is $3.0 million lower than the estimate at the beginning of the year.

The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2012	$0.1
2013	0.3
2014	0.3
2015	47.0
2016	225.1
2017 and beyond	57.5

Total debt	$330.3

As of September 30, 2012, the Company had $6.8 million of irrevocable letters of credit outstanding, which primarily consisted of $4.0 million for collateral associated with commodity hedges and $2.0 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

(a) Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, except the material developments relating to the risk factors on: (i) our various mechanisms in place that may prevent a change in control and (ii) our ability to satisfy our cash obligations under our Convertible Notes, all as described below. The risk factors are hereby revised as set forth below.

We have various mechanisms in place that may prevent a change in control that stockholders may otherwise consider favorable.

On August 31, 2012, our Board of Directors adopted a shareholder rights plan pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on September 11, 2012. Upon becoming exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of our Series B Junior Preferred Stock for the purchase price of $54.00. Generally, the rights will become exercisable ten days after the date on which any person or group becomes the beneficial owner of 10% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 10% or more of our common stock, subject to the terms and conditions set forth in the shareholder rights plan. The rights are attached to the certificates representing outstanding shares of common stock until the rights become exercisable, at which point separate certificates will be distributed to the record holders of our common stock. If a person or group becomes the beneficial owner of 10% or more of our common stock, which we refer to as an “acquiring person,” each right will entitle its holder, other than the acquiring person, to receive upon exercise a number of shares of our common stock having a market value of two times the purchase price of the right.

The shareholder rights plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The existence of the shareholder rights plan, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock, and thereby adversely affect the market price of our common stock.

In addition, our charter and by-laws and the Maryland General Corporation Law, or the MGCL, include provisions that may be deemed to have antitakeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider to be in their best interests. For example, the MGCL, our charter and bylaws require the approval of the holders of two-thirds of the votes entitled to be cast on the matter to amend our charter (unless our Board of Directors has unanimously approved the amendment, in which case the approval of the holders of a majority of such votes is required), contain certain advance notice procedures for nominating candidates for election to our Board of Directors, and permit our Board of Directors to issue up to 9.988 million shares of preferred stock.

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

The provisions of our debt instruments also contain limitations on our ability to enter into change of control transactions. In addition, the repurchase rights in our 7.0% convertible senior notes due 2017 (“Convertible Notes”) triggered by the occurrence of a “fundamental change” (as defined in the indenture for the Convertible Notes), and the additional shares of our common stock by which the conversion rate is increased in connection with certain fundamental change transactions, as described in the indenture for the Convertible Notes, could discourage a potential acquirer.

We may not have the cash necessary to satisfy our cash obligations under our Convertible Notes.

As of December 31, 2011, we had approximately $57.5 million of aggregate principal amount outstanding under the Convertible Notes. The Convertible Notes bear cash interest semiannually at a rate of 7.00% per year, and mature on December 15, 2017. Upon the occurrence of a fundamental change (as defined in the indenture for the Convertible Notes), we may be required to repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make cash payments to satisfy our obligations described above would trigger an event of default under the Convertible Notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.

Item 6.	Exhibits

Exhibit No.	Description

3.3	Articles Supplementary of A.M. Castle & Co. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed with the SEC on September 6, 2012. Commission File No. 1-05415.

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2012. Commission File No. 1-05415.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

Date: November 2, 2012	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President – Controller and Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

3.3	Articles Supplementary of A.M. Castle & Co. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed with the SEC on September 6, 2012. Commission File No. 1-05415.	-

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2012. Commission File No. 1-05415.	-

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-1

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-3

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.