Form 10-K
period 2012-12-31
CASTLE A M & CO
filed 2013-03-11
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $185,316,143.
The number of shares outstanding of the registrant’s common stock on March 1, 2013 was 23,209,389 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2013.	Part III

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
The Company’s corporate headquarters are currently located in Oak Brook, Illinois. The Company operates out of 49 service centers located throughout North America (44), Europe (4) and Asia (1). The Company’s service centers hold inventory and process and distribute products to both local and export markets.
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
Recent Acquisitions
During December 2011, the Company completed its acquisition (the “Acquisition”) of Tube Supply, Inc. (“Tube Supply”), which has expanded the Company’s product offerings in the oil and gas industry. Subsequent to the acquisition, Tube Supply operated as a Limited Liability Corporation until it was merged with A. M. Castle & Co. in September of 2012. The results of Tube Supply are included in the Company’s Metals segment.
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
At December 31, 2012, the Company had 1,701 full-time employees. Of these, approximately 250 are represented by collective bargaining units, principally the United Steelworkers of America and International Brotherhood of Teamsters.
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
In the last three years, the percentages of total sales of the two segments were as follows:

	2012	2011	2010
Metals	90%	90%	89%
Plastics	10%	10%	11%
	100%	100%	100%
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
We may not achieve all of the expected benefits from our restructuring and performance enhancement initiatives.
We have recently begun implementing restructuring actions in our metals business, including organizational restructuring, warehouse realignments and performance improvement programs. We expect these measures will result in improvements to annualized operating profits of approximately $33.0 million once fully implemented in 2013. In addition, we continue to evaluate additional options to improve efficiency and performance of our operations. We have made certain assumptions in estimating the anticipated impact of our restructuring and performance enhancement initiatives. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our operating profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be materially adversely affected.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt instruments.
We have substantial debt service obligations. As of December 31, 2012, we had approximately $322.5 million of total debt outstanding, excluding capital lease obligations of $1.4 million, of which $264.5 million is secured. As of December 31, 2012, the Company had approximately $50.5 million of availability under our revolving credit facility. Subject to restrictions contained in the debt instruments, we may incur additional indebtedness.
Our substantial level of indebtedness could have significant effects on our business, including the following:

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
Our annual debt service obligations until December 2015, when our revolving credit facility is scheduled to mature, will be primarily limited to interest payments on our outstanding debt securities, with an aggregate principal amount of $282.5 million, and on borrowings under our $100.0 million revolving credit facility of $39.5 million as of December 31, 2012. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated levels of revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers' industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, oil and gas and heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sector of the North American economy.
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
Although a substantial majority of our business activity takes place in the United States, we serve and operate in certain international markets, which expose us to political, economic and currency related risks, including the following:

•	potential for adverse change in the local political or social climate or in government policies, laws and regulations;

•	difficulty staffing and managing geographically diverse operations and the application of foreign labor regulations;

•	restrictions on imports and exports or sources of supply;

•	currency exchange rate risk; and

•	change in duties and taxes.
We operate in Canada, Mexico, France, and the United Kingdom, with limited operations in Singapore and China. An act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. In addition, acts of crime or violence in these international markets (for example, in Mexico) could adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders' equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse effect on our operating results.
We may not be able to realize the benefits we anticipate from our acquisitions, including the Tube Supply acquisition.
In December 2011 we acquired Tube Supply, Inc. We intend to continue to seek attractive opportunities to acquire other businesses in the future. Achieving the benefits of these acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of the acquired businesses. Factors that could affect our ability to achieve the benefits we anticipate from our acquisition include:

•	difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;

•	the failure of the acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our business units and the acquired businesses;

•	the loss of the acquired businesses' customers; and

•	cyclicality of business.
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

•
an airplane crash or act of war or terrorism on-site or nearby as the facility is located within seven miles of O'Hare International Airport (a major U.S. airport) and lies below certain take-off and landing flight patterns.

A prolonged disruption of the services and capabilities of our Franklin Park facility and operation could adversely impact our operating results.
Damage to or a disruption in our information technology systems could impact our ability to conduct business and/or report our financial performance.
Over the last several years we have been implementing a new enterprise-wide resources planning (''ERP'') system. While we have completed the conversions of substantially all of our North American and European locations onto the new ERP system, we can provide no assurance that the continued phased-implementation at our remaining facilities, including Tube Supply, will be successful or will occur as planned. Difficulties associated with the design and implementation of the new ERP system could adversely affect our business, our customer service and our operating results.
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
As of December 31, 2012, approximately 15% of our U.S. employees were represented by unions under collective bargaining agreements, including hourly warehouse employees at our primary distribution center in Franklin Park, Illinois. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the union to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our operating results and financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and adversely affect our operating results.
An impairment or restructuring charge could have an adverse effect on our operating results.
We continue to evaluate opportunities to reduce costs and improve operating performance. These actions could result in restructuring and related charges, including but not limited to asset impairments, employee termination costs, charges for pension benefits, and pension curtailments that could be significant, which could adversely affect our financial condition and results of operations.
We have a significant amount of long-lived assets, including goodwill and intangible assets. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We review the recoverability of definite lived intangible assets and other long-lived assets whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of these calculations may be affected by the current or further declines in the market conditions for our products, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which will have an adverse effect on our operating results and our ability to remain in compliance with certain financial covenants contained in our debt instruments.
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
Climate change regulation or some form of legislation aimed at reducing greenhouse gas (''GHG'') emissions is currently being considered in the United States as well as globally. As a metals and plastics distributor, our operations do not emit significant amounts of GHG. However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG regulations may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations.
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
As of December 31, 2012, based on filings made with the SEC and other information made available to us as of that date, we believe Patrick J. Herbert, III, one of our directors, may be deemed to beneficially own approximately 22.8% of our common stock. Accordingly, Mr. Herbert and his affiliates may have the voting power to substantially control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial to us.
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
As of December 31, 2012, we had approximately $57.5 million of aggregate principal amount outstanding under the Convertible Notes. The Convertible Notes bear cash interest semiannually at a rate of 7.0% per year, and mature on December 15, 2017. Upon the occurrence of a fundamental change (as defined in the indenture for the Convertible Notes), we may be required to repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make cash payments to satisfy our obligations described above would trigger an event of default under the Convertible Notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.

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

ITEM 1B — Unresolved Staff Comments
None.
ITEM 2 — Properties
The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

Locations	Approximate Floor Area in Square Feet
Metals Segment
North America
Bedford Heights, Ohio	374,400	(1)
Birmingham, Alabama	76,000	(1)
Blaine, Minnesota	65,200	(1)
Charlotte, North Carolina	116,500	(1)
Edmonton, Alberta	87,103
Fairless Hills, Pennsylvania	71,600	(1)
Franklin Park, Illinois	522,600	(1)
Gardena, California	117,000
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	383,100	(3)
Kansas City, Missouri	118,000
Kennesaw, Georgia	87,500
Kent, Washington	53,000
Lafayette, Louisiana	5,000
Mississauga, Ontario	57,000
Orange, Connecticut	57,389
Paramount, California	155,500
Point Claire, Quebec	38,760
Santa Cantarina, Nuevo Leon, Mexico	112,000
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Twinsburg, Ohio	120,000
Wichita, Kansas	95,000

Locations	Approximate Floor Area in Square Feet
Worcester, Massachusetts	53,500	(1)
Europe
Blackburn, England	62,139
Letchworth, England	40,000
Trafford Park, England	30,000
Montoir de Bretagne, France	38,944
Asia
Shanghai, China	45,700
Sales Offices
Bilbao, Spain	(Intentionally left blank)
Fairfield, Ohio
Milwaukee, Wisconsin
Phoenix, Arizona
Singapore
Tulsa, Oklahoma
Total Metals Segment	3,428,935

Plastics Segment
Baltimore, Maryland	24,000
Cleveland, Ohio	8,600
Cranston, Rhode Island	14,990
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,900
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	81,000
Knoxville, Tennessee	16,530
Maple Shade, New Jersey	12,480
Mt. Vernon, New York	30,000
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,600
Tampa, Florida	17,700
Worcester, Massachusetts	2,500	(1)
Total Plastics Segment	421,900
Headquarters
Oak Brook, Illinois	39,360	(2)
GRAND TOTAL	3,890,195

(1)	Represents owned facility.

(2)	The Company’s principal executive offices do not include a distribution or sales office.

(3)	Represents two leased facilities (274,000 square feet) and one owned facility (109,100 square feet).

ITEM 3 — Legal Proceedings
(Amounts in thousands)
The Company is party to a variety of legal proceedings and other claims, including proceedings by government authorities, which arise from the operation of its business. These proceedings are incidental and occur in the normal course of the Company's business affairs. The majority of these claims and proceedings relate to commercial disputes with customers, suppliers, and others; employment, including benefit matters; product quality; and environmental, health and safety claims. It is the opinion of management that the currently expected outcome of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
Government Proceeding
In 2011, the Company determined that it inadvertently exported certain aluminum alloy bar that are listed on the U.S. Bureau of Industry and Security's (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The exports, which occurred in 2011, had a total transaction value of approximately $13 and were made without export licenses. The exports involved five shipments to the Company's wholly-owned subsidiary in China and to a customer in the Philippines. In response thereto, the Company submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. If it is determined that the Company failed to comply with the applicable U.S. export regulations, the OEE could assess civil penalties of up to $1,250, restrict export privileges or provide an administrative warning. While the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of management, based on the information available at this time, that the outcome of this matter will not have a material effect on the Company's financial position, results of operations or cash flows.
ITEM 4 — Mine Safety Disclosures
Not applicable.
Executive Officers of The Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 4, 2013.

Name and Title	Age	Business Experience
Patrick R. Anderson Vice President, Corporate Controller and Chief Accounting Officer	41
Mr. Anderson began his employment with the registrant in 2007 and was elected to the position of Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed as a Senior Manager with Deloitte & Touche LLP (a global accounting firm) where he was employed from 1994 to 2007.

Scott J. Dolan President and Chief Executive Officer	42
Mr. Dolan most recently served as Senior Vice President, Airport Operations and Cargo, of United Continental Holdings, Inc. (a $37 billion publicly traded provider of passenger and cargo air transportation services), and its principal wholly-owned subsidiaries, United Airlines and Continental Airlines, from 2010 to 2011.  From 2004 until 2010, Mr. Dolan served as Senior Vice President, Airport Operations and President, United Cargo (2006-2010) and as Senior Vice President and President, United Cargo (2004-2006) for UAL Corporation and its principal subsidiary, United Airlines.  Mr. Dolan worked at Atlas Air Worldwide Holdings, Inc. (a global airfreight company) from 2002 to 2004, where he served as Senior Vice President and Chief Operating Officer from 2003-2004 and as Vice President, Business Integration from 2002 to 2003.  Prior to joining Atlas Air, Mr. Dolan spent five years at General Electric Company, where he served in a variety of positions including Vice President, Operational Performance, Polar Air Cargo, a subsidiary of GE Capital Aviation Services.

Name and Title	Age	Business Experience
Thomas L. Garrett Vice President and President, Total Plastics, Inc.	50
Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.

Kevin H. Glynn Vice President and Chief Information Officer	49
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

Robert J. Perna Vice President, General Counsel and Secretary	49
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

Anne D. Scharm Vice President, Human Resources	36
Ms. Scharm began her employment with the registrant in 2011 as the Director of Organizational Development. In December 2011, she was appointed as the Interim Vice President, Human Resources. In March 2012, she was appointed Vice President, Human Resources. Prior to joining the registrant, she was employed as Director of Human Resources and Organizational Development with Delnor Health System, (now known as Cadence Health - a healthcare organization) from 2006 to 2011.

Scott F. Stephens Vice President, Chief Financial Officer and Treasurer	43
Mr. Stephens began his employment with the registrant in 2008 and was elected to the position of Vice President, Chief Financial Officer, and Treasurer. From February 2010 to December 2010, he was also appointed to the position of Interim President, Castle Metals Oil & Gas. In May 2012, Mr. Stephens was elected to serve as Interim Chief Executive Officer until October 2012. Formerly, he served as the CFO of Lawson Products, Inc. (a distributor of services, systems and products to the MRO and OEM marketplace) from 2004 to 2008, and CFO of The Wormser Company from 2001 to 2004.

Blain A. Tiffany Chief Commercial Officer	54
Mr. Tiffany began his employment with the registrant in 2000 and was appointed to the position of District Manager. He was appointed Eastern Region Manager in 2003, Vice President – Regional Manager in 2005 and in 2006 was appointed to the position of Vice President – Sales. In 2007, Mr. Tiffany was appointed to the position of Vice President, President of Castle Metals Plate. In 2009, Mr. Tiffany served as Vice President, President of Castle Metals Aerospace through 2011. In 2012, Mr. Tiffany served as Vice President, Castle Metals and in January 2013 was appointed to the position of Chief Commercial Officer.

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of March 1, 2013 there were approximately 880 shareholders of record. Payment of cash dividends and repurchase of common stock are currently limited due to restrictions contained in the Company’s debt agreements. No cash dividends were paid on the Company’s common stock in 2012 and 2011. We may consider paying cash dividends on the Company common stock at some point in the future, subject to the limitations described above. Any future payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition, restrictions under the Company’s debt instruments, and such other factors as the Board of Directors may consider.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The table below presents shares of the Company’s common stock which were acquired by the Company during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	24,469	$14.77	—	—
Total	24,469	$14.77	—	—

(1)
The total number of shares purchased represents shares surrendered to the Company by employees to satisfy tax withholding obligations upon vesting of restricted stock units awarded pursuant to the Company’s 2010 - 2012 Long-Term Compensation Plan.

On October 15, 2012 the Company granted 78,492 restricted stock units to Scott J. Dolan, President and Chief Executive Officer, as an equity inducement award.  The restricted stock units subject to the inducement award will vest in four equal annual installments, subject to Mr. Dolan's continued employment by the Company.  At the time of vesting, the Company will issue to Mr. Dolan in cancellation of the restricted stock units, the number of shares of common stock of the Company equal to the number of restricted stock units.  The inducement award was granted outside of the Company's 2008 Omnibus Incentive Plan, authorized by the independent members of the Human Resources Committee of the Company's Board of Directors and granted as an inducement material to Mr. Dolan's employment with the Company in accordance with Section 303A.08 of the New York Stock Exchange Listed Company Manual.  The issuance of these shares of restricted stock units was made in reliance upon the exemptions form registration provided by Section 4(2) under the Securities Act of 1933, as amended.
The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	2012		2011
	Low	High	Low	High
First Quarter	$9.59	$12.90	$15.14	$19.29
Second Quarter	$9.65	$14.20	$15.25	$19.24
Third Quarter	$6.99	$13.54	$10.37	$18.46
Fourth Quarter	$10.83	$14.97	$7.85	$14.91

The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2012, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group index. The comparison in the graph assumes the investment of $100 on December 31, 2007. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested, and reflect market capitalization weighting. The graph does not forecast future performance of our common stock. The Company moved to a new peer group index during 2010 in conjunction with the establishment of a relative total shareholder return performance measure under the Company’s long term compensation plan. The Company believes this new peer group provides a more meaningful comparison of our stock performance. The new peer group index is made up of companies in the metals industry or in the industrial products distribution business, although not all of the companies included in the new peer group index participate in all of the lines of business in which the Company is engaged and some of the companies included in the peer group index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies in the peer group are quite different from that of the Company.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A.M. Castle & Co., the S&P 500 Index, and a Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
A. M. Castle & Co.	$100.00	$40.32	$51.30	$68.99	$35.45	$55.35
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group (a)	100.00	51.46	69.81	84.89	76.47	78.43

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

ITEM 6 — Selected Financial Data
The Selected Financial Data in the table below includes the results of the December 2011 and January 2008 acquisitions of Tube Supply and Metals U.K., respectively, from the date of acquisition.

(dollars in millions, except per share data)	2012	2011	2010	2009	2008
For the year ended December 31:
Net sales	$1,270.4	$1,132.4	$943.7	$812.6	$1,501.0
Equity in earnings of joint venture	7.2	11.7	5.6	0.4	8.8
Net loss from continuing operations	(9.7)	(1.8)	(5.6)	(26.9)	(17.1)
Basic (loss) earnings per common share from continuing operations	(0.42)	(0.08)	(0.25)	(1.18)	(0.76)
Diluted (loss) earnings per common share from continuing operations	(0.42)	(0.08)	(0.25)	(1.18)	(0.76)
Cash dividends declared per common share	—	—	—	0.06	0.24
As of December 31:
Total assets	788.8	822.3	529.4	558.0	679.0
Long-term debt, less current portion	296.2	314.2	61.1	67.7	75.0
Total debt	297.1	314.9	69.1	89.2	117.1
Total stockholders’ equity	337.3	312.3	313.5	318.2	347.3

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
During 2012, the following significant events occurred which impacted the Company’s operations and/or financial results:

•	Lower LIFO charges and the inclusion of Tube Supply's activity in 2012 resulted in decreased cost of materials as a percentage of sales to 73.0% in 2012 compared to 74.7% in 2011;

•	Increased operating income as a percentage of sales to 3.2%, up from 0.5% in 2011;

•	Expanded operations in the United Kingdom to support the continued increase in aerospace defense program business; and

•
In the first four months of 2012, the Company recognized $15.6 million of interest expense related to the mark-to-market adjustment on the conversion option associated with the convertible debt. In April, the Company reclassified the cumulative value of the conversion option associated with the convertible debt to additional paid-in capital as a result of the authorization of additional shares of common stock and the conversion option is no longer required to be marked-to-market through earnings.

Recent Market and Pricing Trends
The Company experienced decreased demand from its customer base during the second half of 2012 in the Metals segment as customer buying patterns slowed to reflect a more cautious outlook. Industry data indicates that U.S. service center steel shipments were higher than 2011 levels by approximately 1%, while U.S. service center aluminum shipments were approximately 1% lower in 2012 compared to 2011 levels. Virtually all key end-use markets experienced decreases in demand in the Company’s Metals segment during 2012. The Plastics segment experienced an increase in demand for its products in 2012 compared to 2011, reflecting continued strength in the automotive sector. Due to the late-cycle nature of the Company’s targeted customers, results typically lag the general economic cycle by twelve months.
Pricing across the majority of the Company’s markets started strong during 2012 and then softened for the majority of the year. The combination of factors above negatively impacted the Company’s operating results during the last three quarters of 2012.
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
Current Business Outlook
Management uses the Purchasing Managers Index (‘PMI’) provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2010 through the fourth quarter of 2012. Generally speaking, according to the ISM, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2010	58.2	58.8	55.4	56.8
2011	61.1	56.4	51.0	52.4
2012	53.3	52.7	50.3	50.6
Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proven to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The PMI trended upward from late 2012 levels in the first two months of 2013 to 53.1 in January and 54.2 in February. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis.
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
2012 Results Compared to 2011
As a result of the acquisition of Tube Supply in December 2011, the full year results were included in the Company's Metals segment during 2012.
Consolidated results by business segment are summarized in the following table for years 2012 and 2011.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2012	2011	$ Change	% Change
Net Sales
Metals	$1,143.9	$1,014.2	$129.7	12.8%
Plastics	126.5	118.2	8.3	7.0%
Total Net Sales	$1,270.4	$1,132.4	$138.0	12.2%
Cost of Materials
Metals	$836.3	$763.0	$(73.3)	(9.6)%
% of Metals Sales	73.1%	75.2%
Plastics	91.0	82.6	(8.4)	(10.2)%
% of Plastics Sales	71.9%	69.9%
Total Cost of Materials	$927.3	$845.6	$(81.7)	(9.7)%
% of Total Sales	73.0%	74.7%
Operating Costs and Expenses
Metals	$257.8	$237.7	$(20.1)	(8.5)%
Plastics	32.3	32.7	0.4	1.2%
Other	11.9	11.2	(0.7)	(6.3)%
Total Operating Costs & Expenses	$302.0	$281.6	$(20.4)	(7.2)%
% of Total Sales	23.8%	24.9%
Operating Income (Loss)
Metals	$49.8	$13.5	$36.3	268.9%
% of Metals Sales	4.4%	1.3%
Plastics	3.2	2.9	0.3	10.3%
% of Plastics Sales	2.5%	2.5%
Other	(11.9)	(11.2)	(0.7)	(6.3)%
Total Operating Income	$41.1	$5.2	$35.9	690.4%
% of Total Sales	3.2%	0.5%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $1,270.4 million in 2012, an increase of $138.0 million, or 12.2%, versus 2011. Metals segment net sales during 2012 of $1,143.9 million were $129.7 million, or 12.8%, higher than 2011. Tube Supply contributed net sales of $178.5 million in 2012 compared to $7.6 million for the two-week period ended December 31, 2011. Excluding Tube Supply results, net sales for the Metals segment were $41.2 million lower in

2012 compared to 2011. Lower net sales were primarily the result of lower shipping volumes. Average tons sold per day, excluding Tube Supply, decreased 3.9% compared to the prior year. The decrease in demand experienced in 2012 was driven primarily by SBQ bar, carbon bar and aluminum products. Excluding Tube Supply, gains in the oil and gas business were offset by weakness in the industrial business in 2012 compared to 2011.
Plastics segment net sales during 2012 of $126.5 million were $8.3 million, or 7.0%, higher than 2011 primarily due to increased sales volume, reflecting continued strength in the automotive sector.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) were $927.3 million, an increase of $81.7 million, or 9.7%, compared to 2011. Material costs for the Metals segment were $836.3 million or 73.1% as a percent of net sales compared to $763.0 million or 75.2% as a percent of net sales in 2011. Tube Supply cost of materials were $118.7 million in 2012 compared to $5.3 million for the two-week period ended December 31, 2011. During 2011, the Company implemented a commodity hedging program to mitigate the risks associated with certain commodity price fluctuations. The 2012 results include a $0.4 million charge associated with the realized and unrealized losses for forward contracts related to the commodity hedging program compared to a $2.4 million charge in 2011. Cost of materials for the Metals segment include a LIFO charge of $1.1 million in 2012 compared to $15.1 million in 2011. The remaining increase in cost of materials for the Metals segment is consistent with the sales volume increase year-over-year.
Material costs for the Plastics segment were 71.9% as a percent of net sales in 2012 as compared to 69.9% for the same period last year due to higher costs experienced in the automotive sector of the business.
Operating Expenses and Operating Income (Loss):
Operating costs and expenses increased $20.4 million, or 7.2%, compared to last year. Operating costs and expenses for 2012 were $302.0 million, or 23.8% as a percent of net sales, compared to $281.6 million million, or 24.9% as a percent of net sales last year. Operating costs related to Tube Supply were $32.9 million in 2012 compared to $0.9 million in 2011.
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
The increase in operating expenses for 2012 compared to 2011 primarily relates to the following:

•
Warehouse, processing and delivery costs increased by $13.4 million of which a $15.6 million increase is associated with the increase for Tube Supply for the period. The Tube Supply impact was offset by a $2.2 million decrease primarily attributed to a decline in workers’ compensation, overtime wage, temporary employee and utilities costs, partially offset by an increase in compensation and benefits expense as a result of headcount, merit and healthcare cost increases and rent expense due to a full year of expense for the expanded facility in Mexico, which was substantially completed in 2011 and rent expense for the new facility in Trafford Park, United Kingdom during 2012;

•
Sales, general and administrative costs increased by $1.6 million of which a $9.8 million increase is associated with the increase for Tube Supply for the period. The net impact of the CEO transition costs of $0.6 million and an increase to bad debt reserves for customer bankruptcies of $0.8 million were included in the 2012 results. The 2011 results include a $0.9 million charge for export penalties related to product shipments that occurred from 2005 to 2008 and $4.3 million for charges related to the acquisition of Tube Supply. The remaining decrease of $4.6 million is primarily attributed to a decline incentive compensation and other compensation and benefits costs, partially offset by an increase in workers' compensation and outside services costs; and

•	Depreciation and amortization expense was $5.4 million higher than 2011 primarily due to the depreciation and amortization of Tube Supply’s fixed and intangible assets acquired in December 2011.
Consolidated operating income for 2012 was $41.1 million compared to $5.2 million in 2011.

Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $56.7 million in 2012, an increase of $36.9 million versus 2011 as a result of interest charges on the Company’s new senior secured and convertible notes, as well as the unrealized loss for the mark-to-market adjustment on the conversion option associated with the convertible notes.
The increase in interest expense for 2012 compared to the prior year is a result of the following:

•
Increase for the non-cash interest charge of $11.6 million associated with the mark-to-market adjustment on the conversion option associated with the convertible notes, which is not deductible for federal income tax purposes;

•	Increase for interest on senior secured and convertible notes of $31.0 million; and

•	Increase for amortization of deferred financing fees and debt discount of $1.1 million.
In addition to items above, there was a loss on extinguishment of the Company’s existing long-term notes of $6.2 million and a charge for underwriting fees associated with the debt financing of $3.4 million recorded in 2011.
The Company recorded income tax expense of $1.4 million in 2012 compared to a tax benefit of $1.1 million in 2011. The Company’s effective tax rate is expressed as ‘Income tax benefit’ (which includes tax expense on the Company’s share of joint venture earnings) as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for 2012 and 2011 was 9.2% and 7.7%, respectively. The change in the effective tax rate for 2012 compared to 2011 was primarily the result of the non-deductibility of the change in the mark-to-market adjustment on the conversion option associated with the convertible notes in the amount of $11.6 million.
Equity in earnings of the Company’s joint venture was $7.2 million in 2012 compared to $11.7 million in 2011. The decrease is a result of lower demand in virtually all of the joint venture’s end-use markets compared to last year.
Consolidated net loss for 2012 was $9.7 million, or $0.42 per diluted share, compared to net loss of $1.8 million, or $0.08 per diluted share, for 2011.

2011 Results Compared to 2010
Consolidated results by business segment are summarized in the following table for years 2011 and 2010.
Operating Results by Segment

	Year Ended December 31,		Fav / (Unfav)
	2011	2010	$ Change	% Change
Net Sales
Metals	$1,014.2	$841.1	$173.1	20.6%
Plastics	118.2	102.6	15.6	15.2%
Total Net Sales	$1,132.4	$943.7	$188.7	20.0%
Cost of Materials
Metals	$763.0	$631.1	$(131.9)	(20.9)%
% of Metals Sales	75.2%	75.0%
Plastics	82.6	69.8	(12.8)	(18.3)%
% of Plastics Sales	69.9%	68.0%
Total Cost of Materials	$845.6	$700.9	$(144.7)	(20.6)%
% of Total Sales	74.7%	74.3%
Operating Costs and Expenses
Metals	$237.7	$215.5	$(22.2)	(10.3)%
Plastics	32.7	29.3	(3.4)	(11.6)%
Other	11.2	7.4	(3.8)	(51.4)%
Total Operating Costs & Expenses	$281.6	$252.2	$(29.4)	(11.7)%
% of Total Sales	24.9%	26.7%
Operating (Loss) Income
Metals	$13.5	$(5.5)	$19.0	345.5%
% of Metals Sales	1.3%	(0.7)%
Plastics	2.9	3.6	(0.7)	(19.4)%
% of Plastics Sales	2.5%	3.5%
Other	(11.2)	(7.4)	(3.8)	(51.4)%
Total Operating (Loss)	$5.2	$(9.3)	$14.5	155.9%
% of Total Sales	0.5%	(1.0)%
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
Liquidity and Capital Resources
Cash and cash equivalents decreased by $8.9 million and $6.2 million for the years ended December 31, 2012 and 2011, respectively, and increased by $8.4 million for the year ended December 31, 2010.
The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash provided by operations for the year-ended December 31, 2012 was $5.4 million compared to cash used in operations of $46.3 million for the year-ended December 31, 2011 and cash provided by operations of $34.4 million for the year-ended December 31, 2010. Specific components of the change in working capital are highlighted below:

•
During 2012, cash receipts from customers exceeded net sales resulting in a $44.6 million cash flow source due to a decrease in accounts receivable compared to a $26.4 million cash flow use due to an increase in accounts receivable for 2011. Net sales increased 12.2% from 2011. Average receivable days outstanding was 49.0 days for 2012 and 50.3 for 2011.

•
During 2012, inventory purchases exceeded sales of inventory resulting in a $29.3 million cash flow use due to an increase in inventory compared to a $39.4 million cash flow use due to an increase in inventory in 2011. Average days sales in inventory was 187.0 days for 2012 verses 128.5 days for 2011.

•
During 2012, cash paid for inventories and other goods and services exceeded purchases resulting in a $38.0 million cash flow use due to a net decrease in accounts payable and accrued liabilities compared to a $9.7 million cash flow source due to a net increase in accounts payable and accrued liabilities for 2011.

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
Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments), acquisitions and dividend payments. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company does have available borrowing capacity under the New Revolving Credit Agreement. The new debt agreements impose significant operating and financial restrictions which may prevent the Company from certain business opportunities such as, making acquisitions or paying dividends among other things. The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement (“cash dominion”). Based on the Company’s cash projections, it does not anticipate a scenario whereby cash dominion would occur during the next twelve months.
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2012 were $21.6 million and the Company had $50.5 million of available borrowing capacity under its New Revolving Credit Facility. Approximately 23% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s New Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
Working capital at December 31, 2012 was $379.3 million compared to $349.0 million at December 31, 2011. The increase in working capital is primarily due to higher inventory of $31.7 million, prepaid expenses and other current assets of $4.7 million and lower accounts payable of $48.9 million, offset by lower accounts receivable of $42.7 million and lower cash of $8.9 million, from December 31, 2011 to 2012.
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 46.8% at December 31, 2012 and 50.2% at December 31, 2011. As of April 26, 2012, the conversion option value of $42.0 million associated with the convertible debt, which was issued in December 2011, was reclassified from long-term debt to additional paid-in capital, resulting in a decrease to the debt to total capitalization at December 31, 2012. The deferred tax benefit of $8.3 million associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (December 15, 2011) was also reclassified to additional paid-in capital. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. Going forward, as and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
Capital Expenditures
Cash paid for capital expenditures for 2012 was $11.1 million compared to $11.7 million in 2011. The expenditures during 2012 were comprised of approximately $1.1 million of ERP and other information technology enhancements and $1.3 million related to existing and new facility expansions for additional automotive business in the Plastics segment and for additional aerospace defense business in the United Kingdom. The balance of the capital expenditures in 2012 are the result of normal equipment, building improvement and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will approximate $14 million in 2013.

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
At December 31, 2012, the Company’s contractual obligations, including estimated payments by period, were as follows:

Payments Due In	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations (excluding capital lease obligations)	$322.0	$—	$39.5	$282.5	$—
Interest payments on debt obligations (a)	137.4	33.6	67.1	36.7	—
Capital lease obligations	1.4	0.4	0.8	0.2	—
Operating lease obligations	76.7	14.4	21.5	16.7	24.1
Purchase obligations (b)	333.5	222.6	110.9	—	—
Other (c)	8.1	8.1	—	—	—
Total	$879.1	$279.1	$239.8	$336.1	$24.1

a)
Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2012. The interest payment amounts related to the variable rate component of the Company’s debt assume that interest will be paid at the rates prevailing at December 31, 2012. Future interest rates may change, and therefore, actual interest payments could differ from those disclosed in the table above.

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

The table and corresponding footnotes above do not include $10.7 million of other non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include $37.5 million of deferred income taxes, deferred gain on the sale of certain assets, derivative liability associated with commodity hedges and unfavorable lease liability for a lease entered into in conjunction with the Tube Supply acquisition, which was excluded from the table as the amounts due and timing of payments (or receipts) at future contract settlement dates cannot be determined.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2012, the Company does not anticipate making significant cash contributions to the pension plans in 2013.
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
As of December 31, 2012, the Company had $6.8 million of irrevocable letters of credit outstanding which primarily consisted of $4.0 million for collateral associated with commodity hedges and $2.0 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
The Company is party to certain multi-employer pension plans. The overall cost of such plans to the Company is insignificant. If the Company withdraws from a multi-employer pension plan in the future, it could potentially incur a withdrawal liability at that time.
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
Revenue Recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at time of shipment represents less than 3% of the Company’s consolidated net sales. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
The Company maintains an allowance for doubtful accounts resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provisions for doubtful accounts is recorded in sales, general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. Estimates of doubtful accounts are based upon historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot be certain that the rate of future credit losses will be similar to past experience.
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
The Company accounts for deferred income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Valuation allowances are recorded against deferred tax assets when it is more likely than not that the amounts will not be realized, which will increase the provision for income taxes in the period in which that determination is made.
The Company has undistributed earnings of foreign subsidiaries of approximately $83.4 million at December 31, 2012, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although due to the potential availability of foreign tax credits and other items, the calculation of such additional taxes is not practicable.
The Company’s investment in the joint venture is through a 50% interest in a limited liability corporation (LLC) taxed as a partnership. The joint venture has two subsidiaries organized as individually taxed C-Corporations. The Company includes in its income tax provision the income tax liability on its share of the income of the joint venture and its subsidiaries. The income tax liability of the joint venture itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of the joint venture is treated as deferred income tax expense. The Company can not independently cause a dividend to be declared by one of the subsidiaries of the joint venture, therefore no benefit of a dividend received deduction can be recognized in the Company's tax provision until a dividend is declared. If one of the C-Corporation subsidiaries of the joint venture declares a dividend payable to the joint venture, the Company recognizes a benefit for the 80% dividends received deduction on its 50% share of the dividend.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for retirement plans were 3.50 - 3.75% and 4.25% at December 31, 2012 and 2011, respectively.
The Company’s pension plan asset portfolio as of December 31, 2012 is primarily invested in fixed income securities with a duration of approximately 12 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 12% since 2008 when the Company changed its target investment allocation to focus primarily on fixed income securities. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. As of December 31, 2012 and 2011, the funding surplus was approximately 3% and 6%, respectively. To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.

The Company used the following weighted-average discount rates and expected return on plan assets to determine the net periodic pension credit:

	2012	2011
Discount rate	4.25%	5.25%
Expected long-term rate of return on plan assets	5.75%	6.50%
Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension credit (amounts in millions):

Impact on 2012 Expenses - increase (decrease)
50 basis point decrease in discount rate	$(1.1)
50 basis point increase in discount rate	$1.1
50 basis point decrease in expected return on assets	$0.9
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
Based on the impairment test performed on January 1, 2012 (the Company's annual measurement date), the Company concluded that the fair values for each reporting unit exceeded the carrying values. Except for Aerospace and Oil & Gas, all other reporting units' fair values exceeded their carrying values by more than 10% as of January 1, 2012.
The Company has completed its January 1, 2013 annual goodwill impairment test. As of January 1, 2013, the Aerospace and Oil & Gas reporting units had goodwill balances of approximately $21 million and $20 million, respectively, and $0 of indefinite lived intangible assets. A combination of the income approach and the market approach was utilized to estimate the reporting units' fair values. The Aerospace and Oil & Gas reporting units both had estimated fair values that exceeded carry value by less than 10%. Under the income approach, the following key assumptions were used in the Company's discounted cash flow analysis:

	Aerospace	Oil & Gas
Discount rate	15.0%	14.0%
5-year CAGR	4.2%	1.5%
Terminal growth rate	3.0%	3.0%

Under the market approach, the Company used a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 6.5 and 6.0 for Aerospace and Oil & Gas, respectively. The EBITDA multiple observed in the marketplace for recent transactions ranged from 6.0 to 8.7 with a median of 6.9 as of January 1, 2013. The Company considers several factors in estimating the EBITDA multiple including a reporting unit's market position, gross and operating margins and prospects for growth, among other factors.
Holding all other assumptions in the model constant, the Company has summarized what the discount rate and EBITDA multiple would have to be (holding the other variable constant) in order for the fair value of Aerospace and Oil & Gas reporting units to fall below their respective carrying value:

	Aerospace	Oil & Gas
Discount rate	16.5%	14.8%
EBITDA multiple	5.8	5.6
If either reporting unit's carrying value exceeded its fair value, additional valuation procedures would have been required to determine whether the reporting unit's goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.
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
The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Tube Supply acquisitions in September 2006 and December 2011, respectively, and consist of customer relationships, non-compete agreements, trade names and developed technology. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. The intangible assets are amortized over their useful lives, which are 4 to 12 years for customer relationships, 3 years for non-compete agreements, 1 to 10 years for trade names and 3 years for developed technology. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test of impairment, similar to the impairment test for long-lived assets discussed below, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
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
Share-Based Compensation — The Company offers share-based compensation to executive and other key employees, as well as its directors. Share-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the ten trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Options and restricted stock generally vest in one to five years for executives and employees and three years for directors. The Company may either issue shares from treasury or new shares upon share option exercise.

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
Share-based compensation expense for non-vested shares and restricted share units in the long-term compensation plans (“LTC Plans”) is established using the market price of the Company’s common stock on the date of grant.
The grant date fair value of performance shares containing a market-based performance condition awarded under the LTC Plans were estimated using a Monte Carlo simulation with the following assumptions:

	2012	2011	2010
Expected volatility	85.0%	62.0%	61.6%
Risk-free interest rate	0.40%	1.10%	1.45%
Expected life (in years)	2.81	2.84	2.80
Expected dividend yield	—	—	—
Performance awards under the active LTC Plans were granted to the Company's new CEO in October 2012. The grant date fair values of performance shares awarded to the CEO containing the RTSR market-based performance condition was estimated using a Monte Carlo simulation with the following assumptions:

	2012	2011	2010
Expected volatility	60.7%	60.7%	60.7%
Risk-free interest rate	0.34%	0.34%	0.34%
Expected life (in years)	2.21	1.21	0.21
Expected dividend yield	—	—	—
Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTC Plans. As of December 31, 2012, the Company’s weighted average forfeiture rate is approximately 33%. The actual number of shares that vest may differ from management’s estimate. Final award vesting and distribution of performance awards granted under the LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions above the target can be achieved if the maximum goals are met or exceeded.
Under the 2012, 2011 and 2010 LTC Plans, the potential award for the performance shares granted is partially dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
Under the 2012 and 2011 LTC Plans, the potential award for performance shares containing a non-market-based performance condition is determined based on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2012 and 2011 LTC Plans). Under the 2012 LTC Plan, the non-market based performance condition is determined based on the Company's average actual performance versus Company-specific goals for ROIC for the three-year performance period beginning on January 1st of the year of grant. Under the 2011 LTC Plan, the non-market-based performance condition is determined for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
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
The Company’s pension plan asset portfolio as of December 31, 2012 and 2011 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair value disclosures for the Senior Secured Notes are determined based on recent trades of the bonds and fall within level 2 of the fair value hierarchy. The fair value of the Convertible Notes, which fall within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes. The estimated fair value of the derivative liability for the conversion feature, which falls within level 3 of the fair value hierarchy, is computed using a binomial lattice model using the Company’s historical volatility over the term corresponding to the remaining contractual term of the Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. The estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which fall within level 3 of the fair value hierarchy, assumes the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015.
Fair value of commodity hedges is based on information which is representative of readily observable market data. Derivative liabilities associated with commodity hedges are classified as Level 2 in the fair value hierarchy.

Recent Accounting Pronouncements
Effective January 1, 2012, the Company adopted new guidance that applies to the presentation of other comprehensive (loss) income, the testing of goodwill for impairment and the measurement and disclosure of fair value of assets, liabilities and instruments classified in a reporting entity’s shareholders’ equity in the financial statements.
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
The Company’s interest rates on borrowings under its $100 million four-year revolving credit facility are subject to changes in the LIBOR and prime interest rates. Borrowings under the Company’s revolving credit agreement were approximately $39.5 million as of December 31, 2012. A hypothetical 100 basis point increase on the Company’s variable rate debt would result in $0.4 million of additional interest expense on an annual basis.
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
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. If the commodity prices hedged were to decrease hypothetically by 100 basis points, the 2012 unrealized loss recorded in cost of materials would have increased by approximately $0.1 million.
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
As a result of the new debt financing arrangements entered into during December 2011, the Company has certain outstanding intercompany borrowings denominated in the U.S. dollar at its Canadian and United Kingdom subsidiaries. These intercompany borrowings are not hedged and may cause foreign currency exposure, which could be significant, in future periods if they remain unhedged.

ITEM 8 — Financial Statements and Supplementary Data
Amounts in thousands, except par value and per share data
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2012	2011	2010
Net sales	$1,270,368	$1,132,366	$943,706
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	927,287	845,609	700,854
Warehouse, processing and delivery expense	148,256	134,898	123,318
Sales, general and administrative expense	127,813	126,193	108,223
Depreciation and amortization expense	25,867	20,472	20,649
Operating income (loss)	41,145	5,194	(9,338)
Interest expense, net	(41,090)	(9,663)	(4,988)
Interest expense - unrealized loss on debt conversion option	(15,597)	(3,991)	—
Loss on extinguishment of debt	—	(6,153)	—
Loss before income taxes and equity in earnings of joint venture	(15,542)	(14,613)	(14,326)
Income taxes	(1,430)	1,126	3,101
Loss before equity in earnings of joint venture	(16,972)	(13,487)	(11,225)
Equity in earnings of joint venture	7,224	11,727	5,585
Net loss	(9,748)	(1,760)	(5,640)

Basic loss per share	$(0.42)	$(0.08)	$(0.25)
Diluted loss per share	$(0.42)	$(0.08)	$(0.25)
Dividends per common share	$—	$—	$—

Comprehensive loss:
Foreign currency translation gains (losses)	$2,369	$(941)	$(536)
Unrecognized pension and postretirement benefit costs, net of tax benefit of $2,312, $1,965 and $1,116	(3,616)	(3,071)	(1,748)
Other comprehensive loss	(1,247)	(4,012)	(2,284)
Net loss	(9,748)	(1,760)	(5,640)
Comprehensive loss	$(10,995)	$(5,772)	$(7,924)
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$21,607	$30,524
Accounts receivable, less allowances of $3,529 and $3,584	138,311	181,036
Inventories, principally on last-in first-out basis (replacement cost higher by $139,940 and $138,882)	303,772	272,039
Prepaid expenses and other current assets	15,092	10,382
Income tax receivable	7,596	8,287
Total current assets	486,378	502,268
Investment in joint venture	38,854	36,460
Goodwill	70,300	69,901
Intangible assets	82,477	93,813
Prepaid pension cost	12,891	15,956
Other assets	18,266	21,784
Property, plant and equipment, at cost
Land	5,195	5,194
Building	52,884	52,434
Machinery and equipment	178,664	172,833
Property, plant and equipment, at cost	236,743	230,461
Less—accumulated depreciation	(157,103)	(148,320)
Property, plant and equipment, net	79,640	82,141
Total assets	$788,806	$822,323
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$67,990	$116,874
Accrued payroll and employee benefits	11,749	14,792
Accrued liabilities	24,815	19,036
Income taxes payable	1,563	1,884
Current portion of long-term debt	415	192
Short term debt	500	500
Total current liabilities	107,032	153,278
Long-term debt, less current portion	296,154	314,240
Deferred income taxes	32,350	25,650
Other non-current liabilities	5,279	7,252
Pension and post retirement benefit obligations	10,651	9,624
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,211 shares issued and 23,152 outstanding at December 31, 2012; 30,000 shares authorized and 23,159 shares issued and 23,010 outstanding at December 31, 2011	232	232
Additional paid-in capital	219,619	184,596
Retained earnings	139,239	148,987
Accumulated other comprehensive loss	(21,071)	(19,824)
Treasury stock, at cost—59 shares at December 31, 2012 and 149 shares at December 31, 2011	(679)	(1,712)
Total stockholders’ equity	337,340	312,279
Total liabilities and stockholders’ equity	$788,806	$822,323
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(9,748)	$(1,760)	$(5,640)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	25,867	20,472	20,649
Amortization of deferred gain	(1,619)	(503)	(890)
Amortization of deferred financing costs and debt discount	6,232	1,662	685
Loss on sale of fixed assets	354	120	391
Unrealized loss on debt conversion option	15,597	3,991	—
Unrealized losses on commodity hedges	163	2,331	—
Equity in earnings of joint venture	(7,224)	(11,727)	(5,585)
Dividends from joint venture	4,729	3,117	1,260
Deferred tax (benefit) provision	(1,284)	(3,333)	(11,386)
Share-based compensation expense	2,277	4,349	2,411
Excess tax benefits from share-based payment arrangements	(90)	(301)	(219)
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	44,570	(26,446)	(22,521)
Inventories	(29,340)	(39,435)	39,686
Prepaid expenses and other current assets	(2,397)	(3,408)	(1,718)
Other assets	(480)	188	399
Prepaid pension costs	(2,863)	(2,412)	(1,530)
Accounts payable	(42,560)	9,910	(1,866)
Accrued payroll and employee benefits	(2,974)	(2,470)	5,827
Income taxes payable and receivable	454	(820)	11,536
Accrued liabilities	4,514	(184)	1,586
Postretirement benefit obligations and other liabilities	1,173	371	1,287
Net cash from (used in) operating activities	5,351	(46,288)	34,362
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	(6,472)	(174,244)	—
Capital expenditures	(11,121)	(11,744)	(7,572)
Proceeds from sale of fixed assets	153	226	4
Insurance proceeds	—	573	125
Net cash used in investing activities	(17,440)	(185,189)	(7,443)
Financing activities:
Short-term (repayments) borrowings, net	(27)	653	(13,720)
Net (repayments) borrowings on previously existing revolving lines of credit	—	(26,403)	2,324
Proceeds from long-term debt, including new revolving credit facility	767,090	320,476	—
Repayments of long-term debt, including new revolving credit facility	(762,887)	(53,212)	(7,754)
Payment of debt issue costs	(1,503)	(16,633)	—
Exercise of stock options	146	356	566
Excess tax benefits from share-based payment arrangements	90	301	219
Net cash from (used in) financing activities	2,909	225,538	(18,365)
Effect of exchange rate changes on cash and cash equivalents	263	(253)	(149)
Net (decrease) increase in cash and cash equivalents	(8,917)	(6,192)	8,405
Cash and cash equivalents—beginning of year	30,524	36,716	28,311
Cash and cash equivalents—end of year	$21,607	$30,524	$36,716
See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	23,115	(209)	$—	$230	$(3,010)	$178,129	$156,387	$(13,528)	$318,208
Net loss							(5,640)		(5,640)
Foreign currency translation								(536)	(536)
Defined benefit pension liability adjustments, net of tax benefit of $1,116								(1,748)	(1,748)
Long-term incentive plan						1,278			1,278
Exercise of stock options and other	34	46		1	784	1,112			1,897
Balance at December 31, 2010	23,149	(163)	$—	$231	$(2,226)	$180,519	$150,747	$(15,812)	$313,459
Net loss							(1,760)		(1,760)
Foreign currency translation								(941)	(941)
Defined benefit pension liability adjustments, net of tax benefit of $1,965								(3,071)	(3,071)
Long-term incentive plan						3,260			3,260
Exercise of stock options and other	10	14		1	514	817			1,332
Balance at December 31, 2011	23,159	(149)	$—	$232	$(1,712)	$184,596	$148,987	$(19,824)	$312,279
Net loss							(9,748)	—	(9,748)
Foreign currency translation								2,369	2,369
Defined benefit pension liability adjustments, net of tax benefit of $2,312								(3,616)	(3,616)
Embedded conversion option, net of tax benefit of $8,285						33,752			33,752
Long-term incentive plan						1,592			1,592
Exercise of stock options and other	52	90			1,033	(321)			712
Balance at December 31, 2012	23,211	(59)	$—	$232	$(679)	$219,619	$139,239	$(21,071)	$337,340
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
The Company’s corporate headquarters are located in Oak Brook, Illinois. The Company has 49 operational service centers located throughout North America (44), Europe (4) and Asia (1).
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
Reclassification — For comparability, certain 2011 amounts have been reclassified to conform to presentation adopted in 2012.
Use of estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, goodwill and intangible assets, income taxes, pension and other post-employment benefits and share-based compensation and convertible debt feature mark-to-mark adjustments.
Revenue recognition — Revenue from the sales of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represents less than 3% of the Company’s consolidated net sales for the years ended December 31, 2012, 2011 and 2010. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
The Company maintains an allowance for doubtful accounts resulting from the inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provisions for doubtful accounts is recorded in sales, general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. Estimates of doubtful accounts are based upon historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.

The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Accounts receivable allowance activity is presented in the table below:

	2012	2011	2010
Balance, beginning of year	$3,584	$3,848	$4,195
Add Provision charged to expense	1,420	523	777
Recoveries	90	140	186
Other	—	157	—
Less Charges against allowance	(1,565)	(1,084)	(1,310)
Balance, end of year	$3,529	$3,584	$3,848
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel are included in warehouse, processing and delivery expenses. For the years ended December 31, 2012, 2011 and 2010, shipping and handling costs included in warehouse, processing and delivery expenses were $36,585, $35,214, and $31,067, respectively.
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
Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year Ended December 31,
	2012	2011	2010
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$479	$1,123	$100
Capital lease obligations	1,009	—	—
Deferred debt origination fees	—	886	—
Additional purchase price paid in 2012 for Tube Supply acquisition	—	6,472	—
Cash paid during the year for:
Interest	34,051	7,234	4,392
Income taxes	5,557	9,555	1,631
Cash received during the year for:
Income tax refunds	3,184	6,724	4,430

Inventories — Inventories consist of finished goods. Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market at December 31, 2012 and 2011. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $139,940 and $138,882 at December 31, 2012 and 2011, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
During 2010, a reduction in inventories resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. Cost of materials for 2010 were lower by $12,500, as a result of the liquidations.
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
The Company is self-insured for medical insurance for its domestic operations. Self-insurance reserves are maintained based on incurred but not paid claims based on a historical lag.
Property, plant and equipment — Property, plant and equipment are stated at cost and include assets held under capital leases. Expenditures for major additions and improvements are capitalized, while maintenance and repair costs that do not substantially improve or extend the useful lives of the respective assets are expensed in the period in which they are incurred. When items are disposed, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.
The Company provides for depreciation of plant and equipment sufficient to amortize the cost over their estimated useful lives as follows:

Buildings and building improvements	3 – 40 years
Plant equipment	3 – 25 years
Furniture and fixtures	2 – 10 years
Vehicles and office equipment	3 – 7 years
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2012, 2011 and 2010 was $14,024, $13,605 and $13,578, respectively.
Long-lived assets — The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset or asset group. If future net cash flows are less than the carrying value, the asset or asset group may be impaired. If such assets are impaired, the impairment charge is calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. The Company derives the required undiscounted cash flow estimates from historical experience and internal business plans.

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
Income taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized, which will increase the provision for income taxes in the period in which that determination is made.
The Company has undistributed earnings of foreign subsidiaries of approximately $83,352 at December 31, 2012, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although due to the potential availability of foreign tax credits and other items, the calculation of such additional taxes is not practicable.
The Company's 50% ownership interest in Kreher (see Note 6) is through a 50% interest in a limited liability corporation (LLC) taxed as a partnership. Kreher has two subsidiaries organized as individually taxed C-Corporations. The Company includes in its income tax provision the income tax liability on its share of Kreher income. The income tax liability of Kreher itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of Kreher is treated as a deferred income tax expense. The Company can not independently cause a dividend to be declared by one of Kreher's subsidiaries, therefore no benefit of a dividend received deduction can be recognized in the Company's tax provision until a dividend is declared. If one of Kreher's C-Corporation subsidiaries declares a dividend payable to Kreher, the Company recognizes a benefit for the 80% dividends received deduction on its 50% share of the dividend.
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
The following table is a reconciliation of the basic and diluted earnings per share calculations:

	2012	2011	2010
Numerator:
Net loss	$(9,748)	$(1,760)	$(5,640)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	22,993	22,983	22,708
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted loss per share	22,993	22,983	22,708
Basic loss per share	$(0.42)	$(0.08)	$(0.25)
Diluted loss per share	$(0.42)	$(0.08)	$(0.25)
Excluded outstanding share-based awards having an anti-dilutive effect	994	757	471
The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $10.28, the conversion price of the Convertible Notes. The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change, (as defined in the Convertible Notes agreement), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares. As of December 31, 2012 and 2011, 1,416 and 1,734 shares, respectively, were excluded from diluted average shares outstanding as there would have been an anti-dilutive effect.
For the years ended December 31, 2012, 2011 and 2010, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net losses.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy from locations throughout the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represents more than 3% of the Company’s total net sales. Approximately 78% of the Company’s business is conducted from locations in the United States.
Share-based compensation — The Company offers share-based compensation to executive and other key employees, as well as its directors. Share-based compensation expense is recorded over the vesting period based on the grant date fair value of the stock award. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the 10 trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Options and restricted stock generally vest in one to five years for executives and employees and three years for directors. The Company may either issue shares from treasury or new shares upon share option exercise. Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the long-term compensation plans ("LTC Plans"). As of December 31, 2012, the Company’s weighted average forfeiture rate is approximately 33%. The actual number of shares that vest may differ from management’s estimate.

Stock options are valued based on the market price of the Company’s stock on the grant date, using a Black-Scholes option-pricing model. The expense associated with stock option awards is recorded on a straight-line basis over the vesting period, net of estimated forfeitures.
Share-based compensation expense for restricted share units and non-vested shares in the LTC Plans is established using the market price of the Company’s common stock on the date of grant.
Final award vesting and distribution of performance awards granted under the LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions above the target can be achieved if the maximum goals are met or exceeded.
Under the 2012, 2011, and 2010 LTC Plans, the potential award for the performance shares granted is partially dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met. The grant date fair value of performance shares containing a market-based performance condition awarded under the LTC Plans was estimated using a Monte Carlo simulation.
Under the 2012 and 2011 LTC Plans, the potential award for performance share units containing a non-market-based performance condition is determined based on the Company's actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”), as defined in the 2012 and 2011 LTC Plans. Under the 2012 LTC Plan, the non-market-based performance condition is determined based on the Company's average actual performance versus Company-specific goals for ROIC for the three-year performance period beginning on January 1st of the year of grant. Under the 2011 LTC Plan, the non-market-based performance condition is determined for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period.  Compensation expense recognized is based on management's expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
Unless covered by a specific change-in-control or severance arrangement, participants to whom restricted stock units, performance shares and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, respectively, or the award will be forfeited.
New Accounting Standards Updates
Standards Updates Adopted
Effective January 1, 2012, the Company adopted ASU No. 2011-08, “Intangibles – Goodwill and Other.” The objective of this ASU is to simplify how entities test goodwill for impairment. The amendments allow entities to assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test per Topic 350, “Intangibles – Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The adoption of this ASU impacts the way the Company tests goodwill for impairment. As allowed by this ASU for its January 1, 2012 annual impairment test, the Company did not elect the option to perform a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Instead the Company followed the two-step method. Refer to Note 8 for the results of the annual goodwill impairment test.
Effective January 1, 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” The amendments in this ASU impact all entities that report items of other comprehensive (loss) income and are effective retrospectively for public entities. The amendments in this ASU eliminate the option to present the components of other comprehensive (loss) income as part of the statement of changes in stockholders’ equity. The amendments provide the entity with the option to present the total of comprehensive (loss) income, the components of net (loss) income and the components of other comprehensive (loss) income either in a single continuous statement of comprehensive (loss) income or in two separate but consecutive statements. Both options require an entity to present each component of net (loss) income along with total net (loss) income, each component of other comprehensive (loss) income along with total other comprehensive (loss) income and a total amount for comprehensive (loss) income. The subsequent issuance of ASU 2011-12, “Comprehensive Income” in December 2011 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive (loss) income. All other provisions in ASU 2011-05 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The presentation requirements associated with the adoption of ASU 2011-05 are reflected in the consolidated statements of operations and comprehensive loss herein.
Effective January 1, 2012, the Company adopted ASU No. 2011-04, “Fair Value Measurement.” The amendments in this ASU apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this ASU clarify the requirements of the existing standard and include some changes to principles or requirements for measuring or disclosing information about fair value measurements. The adoption of this ASU did not have an impact on the Company's financial condition, liquidity or operating results. The disclosure requirements associated with the adoption of ASU 2011-04 are reflected in Note 10.
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
The aggregate purchase price was $184,385 and represents the aggregate cash purchase price, including a working capital adjustment. The premium paid in excess of the fair value of the net assets acquired was primarily for the ability to expand the Company’s oil and gas product offerings, as well as to obtain Tube Supply’s skilled, established workforce.
During 2011, the Company incurred $4,260 of direct acquisition-related costs, which are recorded in Sales, general and administrative expense.

An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, which was finalized as of December 2012, is as follows:
Purchase Price Allocation

Current assets	$134,817
Property, plant and equipment, net	6,767
Other assets	346
Trade name	7,700
Customer relationships	48,800
Non-compete agreements	1,000
Developed technology	1,400
Goodwill	19,637
Total assets acquired	220,467
Current liabilities	33,211
Long-term liabilities	2,871
Total liabilities assumed	36,082
Total purchase price	$184,385

The acquired intangible assets have a weighted average useful life of approximately 11.4 years. Useful lives by intangible asset category are as follows: trade name - 10 years, customer relationships - 12 years, non-compete agreements - 3 years and developed technology - 3 years.
At closing, the Company entered into a lease agreement with the former owners of Tube Supply. At December 31, 2012 and 2011, an unfavorable lease liability associated with the lease for a newly constructed distribution center used by Tube Supply of $2,168 and $2,871, respectively, is recorded in other non-current liabilities. The current portion of the unfavorable lease liability in the amount of $645 is included in accrued liabilities in the consolidated balance sheets at December 31, 2012 and 2011. The unfavorable lease liability resulted from the present value of the difference between the estimated fair market value and the executed contract price the Company will pay to lease the property. The unfavorable lease liability will be amortized over the remaining life of the lease.
The goodwill and intangible assets are deductible for tax purposes.
The results of operations of Tube Supply have been included in the Company's consolidated statements of operations and comprehensive loss since December 15, 2011. The net sales and net income for Tube Supply during the period from December 15, 2011 through December 31, 2011 were $7,648 and $901, respectively.
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
Unaudited pro forma supplemental information is based upon management estimates and judgments. The unaudited pro forma supplemental information also includes purchase accounting and interest expense adjustments and the related tax effects. The unaudited pro forma supplemental information for the year ended December 31, 2011 excludes direct acquisition-related costs of $4,260 and includes loss on extinguishment of debt of $6,153 and interest costs of $7,366 associated with the underwriting fee for debt financing and the mark-to-market adjustment for the conversion option on the convertible bonds. The unaudited pro forma supplemental information for the year ended December 31, 2010 includes direct acquisition-related costs of $4,260. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented or of future results. Pro forma financial information is not provided for the year ended December 31, 2012 as a full year of post-acquisition results of operations for Tube Supply were included in the Company's consolidated statements of operations and comprehensive loss.
See Note 9 for detailed discussion on the Company’s debt financing structure used to finance the Acquisition.
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
The Company operates locations in the United States, Canada, Mexico, France, the United Kingdom, China and Singapore. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Net sales
United States	$988,161	$895,165	$757,052
All other countries	282,207	237,201	186,654
Total	$1,270,368	$1,132,366	$943,706
Long-lived assets
United States	$68,253	$72,138
All other countries	11,387	10,003
Total	$79,640	$82,141

Segment information as of and for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Net Sales	Operating Income (Loss)	Total Assets	Capital Expenditures	Depreciation & Amortization
2012
Metals segment (a)	$1,143,884	$49,822	$693,803	$9,819	$24,480
Plastics segment	126,484	3,188	56,149	1,831	1,387
Other (b)	—	(11,865)	38,854	—	—
Consolidated	$1,270,368	$41,145	$788,806	$11,650	$25,867
2011
Metals segment (a)	$1,014,130	$13,524	$729,692	$10,639	$19,329
Plastics segment	118,236	2,860	56,171	2,228	1,143
Other (b)	—	(11,190)	36,460	—	—
Consolidated	$1,132,366	$5,194	$822,323	$12,867	$20,472
2010
Metals segment	$841,067	$(5,478)	$454,345	$6,815	$19,392
Plastics segment	102,639	3,559	47,128	757	1,257
Other (b)	—	(7,419)	27,879	—	—
Consolidated	$943,706	$(9,338)	$529,352	$7,572	$20,649
(a) The results of Tube Supply, acquired on December 15, 2011, are included in the Company's Metals segment.
(b) “Other” – Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.

Below are reconciliations of segment data to the consolidated loss before income taxes:

	2012	2011	2010
Operating income (loss)	$41,145	$5,194	$(9,338)
Interest expense, net	(41,090)	(9,663)	(4,988)
Interest expense - unrealized loss on debt conversion option	(15,597)	(3,991)	—
Loss on extinguishment of debt	—	(6,153)	—
Loss before income taxes and equity in earnings of joint venture	(15,542)	(14,613)	(14,326)
Equity in earnings of joint venture	7,224	11,727	5,585
Consolidated loss before income taxes	$(8,318)	$(2,886)	$(8,741)
(4) Lease Agreements
The Company has operating and capital leases covering certain warehouse facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments.
Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, are as follows:

	Capital	Operating
2013	$415	$14,401
2014	396	11,375
2015	392	10,091
2016	197	8,702
2017	—	8,007
Later years	—	24,130
Total future minimum rental payments	$1,400	$76,706

Total rental payments charged to expense were $15,579 in 2012, $12,362 in 2011, and $13,712 in 2010. Lease extrication charges of $1,215 associated with the consolidation of two of the Company’s facilities in the Metals segment were included in total rental payments charged to expense in 2010 within Warehouse, processing and delivery expense in the consolidated statements of operations and comprehensive loss. There were no lease extrication charges in 2012 and 2011. Total gross value of property, plant and equipment under capital leases was $1,895 and $2,698 in 2012 and 2011, respectively.
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
The Company-sponsored pension plans are frozen for all employees except for employees of certain subsidiaries and employees represented by the United Steelworkers of America. The assets of the Company-sponsored pension plans are maintained in a single trust account.
The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, commonly called ERISA.
Components of net periodic pension credit are as follows:

	2012	2011	2010
Service cost	$608	$539	$623
Interest cost	6,832	7,393	7,456
Expected return on assets	(9,855)	(10,054)	(9,342)
Amortization of prior service cost	324	324	231
Amortization of actuarial loss	594	229	237
Net periodic pension credit	$(1,497)	$(1,569)	$(795)
The expected 2013 amortization of pension prior service cost and actuarial loss is $323 and $1,942, respectively.

The status of the plans at December 31, 2012 and 2011 are as follows:

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$164,407	$144,235
Service cost	608	539
Interest cost	6,832	7,393
Benefit payments	(6,558)	(6,151)
Actuarial loss	15,848	18,391
Projected benefit obligation at end of year	$181,137	$164,407
Change in plan assets:
Fair value of plan assets at beginning of year	$174,938	$157,996
Actual return on assets	18,463	22,867
Employer contributions	307	226
Benefit payments	(6,558)	(6,151)
Fair value of plan assets at end of year	$187,150	$174,938
Funded status – net prepaid	$6,013	$10,531
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$12,891	$15,956
Accrued liabilities	(309)	(219)
Pension benefit obligations	(6,569)	(5,206)
Net amount recognized	$6,013	$10,531
Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(29,778)	$(23,131)
Unrecognized prior service cost	(1,617)	(1,942)
Total	$(31,395)	$(25,073)
Accumulated benefit obligation	$180,551	$163,874
For the plan with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $5,893, $5,893 and $0, respectively, at December 31, 2012; and $5,425, $5,425 and $0, respectively, at December 31, 2011.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	2012	2011
Discount rate	3.50 - 3.75%	4.25%
Projected annual salary increases	0 - 3.00%	0 - 3.00%
The assumptions used to determine net periodic pension credit are as follows:

	2012	2011	2010
Discount rate	4.25%	5.25%	5.75%
Expected long-term rate of return on plan assets	5.75%	6.50%	6.50%
Projected annual salary increases	0 - 3.00%	0 - 3.00%	0 - 3.00%
The Company’s expected return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.

The Company’s pension plan assets are allocated entirely to fixed income securities at December 31, 2012 and 2011.
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
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Fixed income securities (1)	$10,562	$176,610	$—	$187,172
Accounts payable – pending trades				(22)
Total				$187,150

(1)	Fixed income securities are comprised of corporate bonds (75%), government bonds (16%), government agencies securities (6%) and other fixed income securities (3%).
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Fixed income securities (2)	$9,949	$172,694	$—	$182,643
Accounts payable – pending trades				(7,705)
Total				$174,938

(2)	Fixed income securities are comprised of corporate bonds (74%), government bonds (16%), government agencies securities (7%) and other fixed income securities (3%).
The estimated future pension benefit payments are:

2013	$7,974
2014	8,213
2015	8,828
2016	9,115
2017	9,607
2018 — 2022	51,839
The Company is also party to certain multi-employer pension plans. The overall cost of such plans to the Company is insignificant. If the Company withdraws from a multi-employer pension plan in the future, it could potentially incur a withdrawal liability at that time.
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.

Components of net periodic postretirement benefit cost for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Service cost	$161	$164	$177
Interest cost	170	222	219
Amortization of prior service cost	—	—	29
Amortization of actuarial gain	—	—	(16)
Net periodic postretirement benefit cost	$331	$386	$409
The expected 2012, amortization of postretirement prior service cost and actuarial gain are insignificant.
The status of the postretirement benefit plans at December 31, 2012 and 2011 were as follows:

	2012	2011
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$4,635	$4,339
Service cost	161	164
Interest cost	170	222
Benefit payments	(193)	(100)
Actuarial (gain) loss	(394)	10
Accumulated postretirement benefit obligation at end of year	$4,379	$4,635
Funded status – net liability	$4,379	$4,635
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(296)	$(218)
Postretirement benefit obligations	(4,083)	(4,417)
Net amount recognized	$(4,379)	$(4,635)
Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial gain	$661	$266
Total	$661	$266
The assumed health care cost trend rates for medical plans at December 31 were as follows:

	2012	2011	2010
Medical cost trend rate	8.00%	8.50%	8.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Year ultimate medical cost trend rate will be reached	2019	2018	2013
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2012 by $259 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2012 by $235 with no significant impact on the annual periodic postretirement benefit cost.

The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	2012	2011	2010
Net periodic postretirement benefit costs	3.75%	5.25%	5.75%
Accumulated postretirement benefit obligations	3.50%	3.75%	5.25%
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
Effective July 1, 2012, the Company's 401(k) plan was amended to include the U.S. employees of Tube Supply. Employees were eligible to participate in the Company's 401(k) plan immediately. Tube Supply's existing plan assets were rolled over into the Company's 401(k) plan during 2012 as a result of this amendment.
The amounts expensed are summarized below:

	2012	2011	2010
Supplemental contributions and 401(k) match	$5,260	$4,414	$1,634
(6) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2012	2011	2010
Equity in earnings of joint venture	$7,224	$11,727	$5,585
Investment in joint venture	38,854	36,460	27,879
Sales to joint venture	455	362	973
Purchases from joint venture	695	884	223
The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	2012	2011	2010
Revenues	$257,776	$269,657	$188,107
Net income	14,603	23,643	11,035
Current assets	92,421	111,263	71,611
Non-current assets	26,099	22,979	17,880
Current liabilities	14,315	59,952	32,828
Non-current liabilities	27,845	3,089	2,872
Members’ equity	76,360	71,199	53,791
Capital expenditures	5,259	6,736	2,271
Depreciation and amortization	2,034	1,603	1,720

(7) Income Taxes
(Loss) Income before income taxes and equity in earnings of joint venture generated by the Company’s U.S. and non-U.S. operations were as follows:

	2012	2011	2010
U.S	$(28,398)	$(26,321)	$(19,420)
Non-U.S.	12,856	11,708	5,094
The Company’s income tax expense (benefit) is comprised of the following:

	2012	2011	2010
Federal
current	$(842)	$(1,204)	$6,823
deferred	(1,542)	(2,041)	(11,270)
State
current	629	461	17
deferred	401	(1,218)	(186)
Foreign
current	2,927	2,970	1,464
deferred	(143)	(94)	51
	$1,430	$(1,126)	$(3,101)
The reconciliation between the Company’s effective tax rate on income or loss and the U.S. federal income tax rate of 35% is as follows:

	2012	2011	2010
Federal income tax at statutory rates	$(5,439)	$(5,115)	$(5,014)
State income taxes, net of federal income tax benefits	22	(1,007)	(313)
Permanent items:
Dividends received deductions	(766)	—	—
Convertible debt mark-to-market - non-deductible	6,206	1,551
Other permanent differences	480	662	326
Federal and state income tax on joint venture	2,766	4,478	2,158
Rate differential on foreign income	(1,680)	(726)	(755)
Unrecognized tax benefits	(557)	(576)	424
Audit settlements	218	—	—
State rate changes	(68)	(478)	—
Other	248	85	73
Income tax expense (benefit)	$1,430	$(1,126)	$(3,101)
Effective income tax expense rate	9.2%	7.7%	21.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Postretirement benefits	$3,830	$3,675
Deferred compensation	1,940	1,916
Deferred gain	—	271
Impairments	1,452	1,311
Alternative minimum tax and net operating loss carryforward	3,487	2,635
Total deferred tax assets	$10,709	$9,808
Deferred tax liabilities:
Depreciation	$8,032	$8,307
Inventory	1,146	1,695
Pension	4,240	5,742
Intangible assets and goodwill	24,224	16,486
Other, net	1,665	1,475
Total deferred tax liabilities	39,307	33,705
Net deferred tax liabilities	$28,598	$23,897
As of December 31, 2012, the Company has federal, state and foreign net operating losses ("NOLs") as follows:

	Amount	Expiration Period
Federal	$—
State	19,499	2015 to 2032
Foreign	2,473	(a)
(a) Foreign NOLs of $369 expire in 2014 and $2,104 do not expire.
Based on all available evidence, including historical and forecasted financial results, the Company determined that it is more likely than not that the federal, state and foreign NOLs that have expiration dates will be realized due to the fact that the Company anticipates it will be able to have sufficient earnings in future years to use the NOL carryforwards prior to expiration. To the extent that the Company does not generate sufficient state or foreign taxable income within the statutory carryforward periods to utilize the NOL carryforwards in the respective jurisdictions, they will expire unused. However, based upon all available evidence, the Company has concluded that it will utilize these NOL carryforwards prior to the expiration period.
The following table shows the net change in the Company’s unrecognized tax benefits:

	2012	2011	2010
Balance as of January 1	$861	$1,465	$726
Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken in prior years	—	91	729
Due to tax positions taken during the current year	45	60	44
Due to settlement with tax authorities	(757)	—	(34)
Due to expiration of statute	(44)	(755)	—
Balance as of December 31	$105	$861	$1,465
Unrecognized tax benefits of $105, $861 and $950 would impact the effective tax rate if recognized as of December 31, 2012, 2011 and 2010, respectively. The accrued interest and penalties related to unrecognized tax benefits were insignificant at December 31, 2012 and 2011. The interest and penalties recorded by the Company were insignificant for the years ended December 31, 2012, 2011 and 2010.

During 2012 and 2011, statutes expired on certain unrecognized tax benefits of the Company. The reversal of the reserve of these unrecognized tax benefits was recorded as a component of overall income tax benefit for the years ended December 31, 2012 and 2011, respectively.
The Company or its subsidiaries files income tax returns in the United States federal jurisdiction, 29 states, and 7 foreign jurisdictions.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2010 to 2011
U.S. States	2008 to 2011
Foreign	2007 to 2011
During the second quarter of 2012, audits of the Company’s 2008 and 2009 U.S. federal income tax returns were concluded with no significant assessment. During 2011, the Company recognized $423 of tax benefits, excluding interest, due to the expiration of the statute of limitations for uncertain tax positions taken in prior years. Due to the potential for resolution of the examination or expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $60.
The Company received its 2010 federal tax refund of $2,025 during February 2012 and its 2009 federal income tax refund of $6,344 during January 2011.
(8) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the years ended December 31, 2012 and 2011 were as follows:

	2012			2011
	Metals Segment	Plastics Segment	Total	Metals Segment	Plastics Segment	Total
Balance as of January 1
Goodwill	$117,145	$12,973	$130,118	$97,354	$12,973	$110,327
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)
	56,928	12,973	69,901	37,137	12,973	50,110
Acquisition of Tube Supply	—	—	—	19,637	—	19,637
Currency valuation	399	—	399	154	—	154
Balance as of December 31
Goodwill	117,544	12,973	130,517	117,145	12,973	130,118
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)
	$57,327	$12,973	$70,300	$56,928	$12,973	$69,901
The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on its January 1, 2012 test, the Company determined that there was no impairment of goodwill. The Company's year-to-date operating results, among other factors, are considered in determining whether it is more likely than not that the fair value for any reporting unit has declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. Another recession or economic declines in specific industries could change management's expectations of future financial results and/or key valuation assumptions used in determining the fair-value of its reporting units, which could result in a goodwill impairment.

The following summarizes the components of intangible assets at December 31, 2012 and 2011 :

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$119,118	$45,317	$118,567	$34,960
Non-compete agreements	3,888	3,235	3,888	2,902
Trade names	8,297	1,188	8,249	410
Developed technology	1,400	486	1,400	19
Total	$132,703	$50,226	$132,104	$38,291
The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.4 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.
For the years ended December 31, 2012, 2011, and 2010, the aggregate amortization expense was $11,843, $6,867 and $7,071, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2013	$11,775
2014	11,742
2015	10,975
2016	10,975
2017	8,951
(9) Debt
Short-term and long-term debt consisted of the following at December 31, 2012 and 2011:

	2012	2011
SHORT-TERM DEBT
Foreign	$500	$500
Total short-term debt	500	500
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	225,000	225,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
New Revolving Credit Facility due December 15, 2015	39,500	35,500
Other, primarily capital leases	1,400	244
Total long-term debt	323,400	318,244
Plus: derivative liability for conversion feature associated with convertible debt	—	26,440
Less: unamortized discount	(26,831)	(30,252)
Less: current portion	(415)	(192)
Total long-term portion	296,154	314,240
TOTAL SHORT-TERM AND LONG-TERM DEBT	$297,069	$314,932
During December of 2011, in conjunction with the completion of the Acquisition (see Note 2), the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “New Revolving Credit Facility”). Net proceeds from these transactions (collectively referred to as the “Debt Transactions”) were used to complete the Acquisition, repay existing debt and for general corporate purposes. The Company incurred debt origination fees of $18,136 associated with the Debt Transactions which are primarily being amortized using the effective interest method and recognized interest expense of $3,375 for underwriting fees associated with the debt financing. The Company recognized a loss of $6,153 on the extinguishment of its previously existing debt which included prepayment fees and the write-off of previously existing deferred financing costs.
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
The New Secured Notes will mature on December 15, 2016. The Company will pay interest on the New Secured Notes at a rate of 12.75% per annum in cash semi-annually. During 2012, interest payments totaling $28,688 were made on June 15, 2012 and December 14, 2012. The New Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the “Note Guarantors”). The New Secured Notes and the related guarantees are secured by a lien on substantially all of the Company's and the Note Guarantors' assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. The terms of the New Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company's ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates, enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company's assets. Refer to Note 14 for Guarantor Financial Information disclosure.
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
Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase New Secured Notes with certain of its excess cash flow for such fiscal year (as defined in the indenture) for such fiscal year, commencing with the fiscal year ending December 31, 2012, at 103% of the principal amount thereof, plus accrued and unpaid interest. For the fiscal year ended December 31, 2012, the Company estimated excess cash flow (as defined in the indenture) to be approximately $17,000 and therefore, an offer to purchase New Secured Notes is required to be made within 95 days of year end.
Although redemption of the New Secured Notes is outside of the control of the Company, the New Secured Notes in the amount of $17,000 are reported as long-term debt as availability under the Company's revolving credit facility, which is long-term in nature, would be used if redemption occurred.

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
The Convertible Notes will mature on December 15, 2017. The Company will pay interest on the Convertible Notes at a rate of 7.0% in cash semi-annually. During 2012, interest payments totaling $4,025 were made on June 15, 2012 and December 14, 2012. The Convertible Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes will be 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.
Holders may convert their Convertible Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding June 15, 2017 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (2) during any calendar quarter (and only during such calendar quarter) after the calendar quarter ended December 31, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the applicable conversion price in effect for each applicable trading day; (3) upon the occurrence of specified corporate events, including certain dividends and distributions; or (4) if the Company calls the Convertible Notes for redemption on or after December 20, 2015. The Convertible Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, June 15, 2017 through the second scheduled trading day immediately preceding the maturity date.
Prior to April 26, 2012, the Company had the option to elect not to issue shares of common stock upon conversion of the Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the Convertible Notes until the Company receives shareholder approval for such issuance and shareholder approval of the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Convertible Notes. Since the Company did not have sufficient authorized shares available to share-settle the conversion option in full, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability as of December 31, 2011. The initial value allocated to the derivative liability was $22,330 of the $57,500 principal amount of the Convertible Notes, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Convertible Notes was determined to be 17.78%. During each reporting period prior to April 26, 2012, the derivative liability was marked to fair value through earnings. As of December 31, 2011, the derivative liability, which is classified in long-term debt, had a fair value of $26,440. There was no derivative liability as of December 31, 2012.
On April 26, 2012, at the Company's Annual Meeting of Stockholders, shareholder approval was obtained for the issuance of shares in excess of 20% of the Company's outstanding common stock to satisfy any conversions of the Convertible Notes. Additionally, shareholder approval was obtained to amend the Company's charter to authorize additional shares of common stock from 30,000 to 60,000. With these approvals, the Company now has the ability to share-settle the conversion option in full and therefore, the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability. As of April 26, 2012, the conversion option's cumulative value of $42,037 was reclassified to additional paid-in capital and will no longer be marked-to-market through earnings. The deferred tax benefit of $8,285 associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (December 15, 2011) was also reclassified to additional paid-in capital.

Upon a fundamental change, subject to certain exceptions, holders may require the Company to repurchase some or all of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest.
The Company may not redeem the Convertible Notes prior to December 20, 2015. On or after December 20, 2015, the Company may redeem all or part of the Convertible Notes (except for the Convertible Notes that we are required to repurchase as described above) if the last reported sale price of the Company’s common stock exceeds 135% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the "make-whole" premium payments on all Convertible Notes called for redemption including Convertible Notes converted after the date we delivered the notice of redemption. The Company will pay the redemption price in cash except for any non-cash portion of the "make-whole" premium.
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
At the Company’s election, borrowings under the New Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the New Revolving Credit Facility). The weighted average interest rate on borrowings under the revolving credit facilities were 2.71% and 1.63% for the year ended December 31, 2012 and 2011, respectively. The Company will pay certain customary recurring fees with respect to the New Revolving Credit Facility.
The New Revolving Credit Facility permits the Company to increase the aggregate amount of the commitments under the New Revolving Credit Facility from time to time in an aggregate amount for all such increases not to exceed $50,000, subject to certain conditions. The existing lenders under the New Revolving Credit Facility are not obligated to provide the incremental commitments.
The New Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New Revolving Credit Agreement. As of December 31, 2012, the Company’s excess availability of $50,543 was above such thresholds.

Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $222 in 2012, $254 in 2011 and $201 in 2010.
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
The Company’s pension plan asset portfolio as of December 31, 2012 and 2011 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 5 for pension fair value disclosures.
Fair Value Measurements of Debt
The fair value of the Company’s Senior Secured Notes as of December 31, 2012 was estimated to be $263,813 compared to a carrying value of $218,335, net of unamortized discount. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within level 2 of the fair value hierarchy.
The fair value of the Convertible Notes, as of December 31, 2012 was estimated to be approximately $95,000 compared to a carrying value of $37,334, net of unamortized discount. The fair value for the Convertible Notes, which fall within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at December 31, 2012 were as follows:

Company's stock price at the end of the period	$14.77
Expected volatility	22.3%
Credit spreads	8.22%
Risk-free interest rate	0.36%
The estimated fair value of the derivative liability for the conversion feature (refer to table below), which falls within level 3 of the fair value hierarchy, as of December 31, 2011 was computed using a binomial lattice model using the Company’s historical volatility over the term corresponding to the remaining contractual term of the Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature.
As of December 31, 2012, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which falls within level 3 of the fair value hierarchy, is $37,775 compared to its carrying value of $40,000, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the year, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.

Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At December 31, 2012, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At December 31, 2012 and 2011, the notional value associated with forward contracts was $17,191 and $15,486, respectively. The Company recorded, through cost of materials, realized and unrealized losses of $430 and $2,377 during the years ended December 31, 2012 and 2011, respectively, as a result of the decline in the fair value of the contracts. There were no gains or losses recorded for commodity hedges during 2010. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of December 31, 2012:
Derivative liability for commodity hedges	$—	$2,494	$—	$2,494
As of December 31, 2011:
Derivative liability for commodity hedges	$—	$2,331	$—	$2,331
Derivative liability for conversion feature associated with convertible debt	—	—	26,440	26,440
The following reconciliation represents the change in fair value of Level 3 liabilities between January 1, 2012 and December 31, 2012:

Derivative liability for conversion feature associated with convertible debt
Fair value as of January 1	$26,440
Mark-to-market adjustment on conversion feature	15,597
Reclassification from long-term debt to additional paid-in capital	(42,037)
Fair value as of December 31	$—
(11) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards ratably over their vesting period or a shorter period, as applicable. The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $2,277, $4,349 and $2,411 for 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $872, $1,534 and $831 in 2012, 2011 and 2010, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2012 associated with all share-based payment arrangements is $4,973 and the weighted average period over which it is to be expensed is 1.4 years.
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

Long-Term Compensation and Incentive Plans
On March 7, 2012, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2012 Long-Term Compensation Plan ("2012 LTC Plan") for executive officers and other select personnel. The 2012 LTC Plan awards included restricted stock units ("RSUs") and performance share units ("PSUs"). All 2012 LTC Plan awards are subject to the terms of the Company's 2008 A.M. Castle & Co. Omnibus Incentive Plan.
On March 2, 2011, the Committee approved equity awards under the Company's 2011 Long-Term Compensation Plan ("2011 LTC Plan") for executive officers and other select personnel. The 2011 LTC Plan awards included RSUs and PSUs. All 2011 LTC Plan awards are subject to the terms of the Company's 2008 A.M. Castle Omnibus Incentive Plan.
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
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2012 and 2011 LTC Plans will cliff vest on December 31, 2014 and December 31, 2013, respectively. Approximately 78 RSUs granted under the 2010 LTC Plan cliff vested on December 31, 2012. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
The outstanding non-vested share balance consists of shares issued to the Board of Directors during the second quarter of 2012 and shares issued for retention incentive purposes. The Director shares vest during the second quarter of 2015 and the balance of the shares vest on December 31, 2014. The RSU share balance consists of units granted to employees for incentive purposes.
The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.
A summary of the non-vested share and RSU activity is as follows:

	Shares		Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	38	$18.74	232	$14.39
Granted	73	$12.22	309	$10.60
Forfeited	(5)	$17.02	(158)	$12.44
Vested	(33)	$18.95	(85)	$12.45
Outstanding at December 31, 2012	73	$12.22	298	$12.05
Expected to vest at December 31, 2012	73	$12.22	256	$12.36
The unrecognized compensation cost as of December 31, 2012 associated with RSU and non-vested share awards is $2,758. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1,685, $2,166 and $600, respectively.

Performance Shares
Under the 2012, 2011 and 2010 LTC Plans, the potential award for the performance shares granted is dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition, over a three-year performance period, beginning January 1, 2012, January 1, 2011 and January 1, 2010 and ending December 31, 2014, December 31, 2013 and December 31, 2012, respectively. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the “RTSR Peer Group”). The 2012, 2011 and 2010 LTC Plans provide with respect to performance shares for (1) a threshold level up to which the threshold level of performance shares will vest, a target performance level at which the target number of performance shares will vest, a maximum performance level at or above which the maximum number of performance shares will vest, and pro rata vesting between the threshold and maximum performance levels and (2) minimum and maximum vesting opportunities ranging from one-half up to two times the target number. The threshold, target and maximum performance levels for RTSR are the 25th, 50th and 75th percentile, respectively, relative to RTSR Peer Group performance. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met. Each performance share that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Under the 2012 and 2011 LTC Plans, the potential award for performance shares containing a non-market-based performance condition is determined based on the Company's actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”), as defined in the 2012 and 2011 LTC Plans. Under the 2012 LTC Plan, the non-market-based performance condition is determined based on the Company's average actual performance versus Company-specific goals for ROIC for the three-year performance period beginning on January 1st of the year of grant. Under the 2011 LTC Plan, the non-market-based performance condition is determined for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The grant date fair values of performance shares awarded containing the RTSR market-based performance condition was estimated using a Monte Carlo simulation with the following assumptions:

	2012	2011	2010
Grant Date Fair Value per Share	$13.78	$23.89	$12.26
Expected volatility	85.0%	62.0%	61.6%
Risk-free interest rate	0.40%	1.10%	1.45%
Expected life (in years)	2.81	2.84	2.80
Expected dividend yield	—	—	—
Performance awards under the active LTC Plans were granted to the Company's new CEO in October 2012. The grant date fair values of performance shares awarded to the CEO containing the RTSR market-based performance condition was estimated using a Monte Carlo simulation with the following assumptions:

	2012	2011	2010
Grant Date Fair Value per Share	$16.65	$10.61	$5.57
Expected volatility	60.7%	60.7%	60.7%
Risk-free interest rate	0.34%	0.34%	0.34%
Expected life (in years)	2.21	1.21	0.21
Expected dividend yield	—	—	—

Final award vesting and distribution of performance awards granted under the 2010 LTC Plan was determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2010 Plan). Refer to the table below for the number of shares expected to be issued under 2010 LTC Plan.
The status of performance shares that have been awarded as part of the active LTC Plans is summarized below as of December 31, 2012:

Plan Year	Grant Date Fair Value	Estimated Number of Performance Shares to be Issued	Maximum Number of Performance Shares that could Potentially be Issued
2012 LTC Plan
Market-based performance condition	$13.78	172	244
Market-based performance condition (1)	$16.65	41	58
Non-market-based performance condition	$10.02	—	244
Non-market-based performance condition (1)	$12.74	—	58
2011 LTC Plan
Market-based performance condition	$23.89	39	131
Market-based performance condition (1)	$10.61	9	32
Non-market-based performance condition	$17.13	—	131
Non-market-based performance condition (1)	$12.74	—	32
2010 LTC Plan
Market-based performance condition	$12.26	83	237
Market-based performance condition (1)	$5.57	2	5
(1) Represents the status of performance awards granted under the active LTC Plans in October 2012.
The unrecognized compensation cost as of December 31, 2012 associated with the 2012 and 2011 LTC Plans performance shares is $2,145.
Stock Options
There were no stock options issued under the 2012 or 2011 LTC Plans. The stock options issued under the 2010 LTC Plan vest and become exercisable three years from the date of the grant. The term of the options is eight years. The exercise price of the options is $12.79 per share. The grant date fair value of $5.71 per share was estimated using the Black-Scholes option-pricing model with the following assumptions:

2010
Expected volatility	58.5%
Risk-free interest rate	2.3%
Expected life (in years)	5.5
Expected dividend yield	1.2%
A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2012	418	$12.44
Exercised	(16)	$9.11
Forfeited	(113)	$15.56
Expired	(19)	$12.60
Stock options outstanding at December 31, 2012	270	$11.34	$937	3.8
Stock options exercisable at December 31, 2012	111	$9.25	$621	1.5
Stock options vested or expected to vest as of December 31, 2012	259	$11.28	$915	3.7

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $36, $194 and $219, respectively. The unrecognized compensation cost as of December 31, 2012 associated with stock options is $70.
(12) Stockholders' Equity
Shareholder Rights Plan
In August 2012, the Company's Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one right for each outstanding share of the Company's common stock outstanding at the close of business on September 11, 2012. Pursuant to the Rights Plan, the Company is issuing one preferred stock purchase right (a “Right”) for each share of common stock outstanding on September 11, 2012. Each Right, once exercisable, represents the right to purchase one one-hundredth of a share (a “Unit”) of Series B Junior Preferred Stock of the Company, without par value, for $54.00, subject to adjustment. The Rights become exercisable in the event any individual person or entity, without Board approval, acquires 10% or more of the Company's common stock, subject to certain exceptions. In these circumstances, each holder of a Right (other than rights held by the acquirer) will be entitled to purchase, at the then-current exercise price of the Right, additional shares of the Company's common stock having a value of twice the exercise price of the Right. Additionally, if the Company is involved in a merger or other business combination transaction with another person after which its common stock does not remain outstanding, each Right will entitle its holder to purchase, at the then-current exercise price of the Right, shares of common stock of the ultimate parent of such other person having a market value of twice the exercise price of the Right. The Rights may be redeemed by the Company for $0.001 per Right at any time until the tenth business day following the first public announcement of an acquisition of beneficial ownership of 10% of the Company's common stock. The Rights Plan will expire on August 30, 2013.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as reported in the consolidated balance sheets as of December 31, 2012 and 2011 was comprised of the following:

	2012	2011
Foreign currency translation losses	$(2,322)	$(4,691)
Unrecognized pension and postretirement benefit costs, net of tax	(18,749)	(15,133)
Total accumulated other comprehensive loss	$(21,071)	$(19,824)
(13) Commitments and Contingent Liabilities
As of December 31, 2012, the Company had $6,794 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,994 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
The Company is party to a variety of legal proceedings and other claims, including proceedings by government authorities, which arise from the operation of its business. These proceedings are incidental and occur in the normal course of the Company's business affairs. The majority of these claims and proceedings relate to commercial disputes with customers, suppliers, and others; employment, including benefit matters; product quality; and environmental, health and safety claims. It is the opinion of management that the currently expected outcome of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
In 2011, the Company determined that it inadvertently exported certain aluminum alloy bar that are listed on the U.S. Bureau of Industry and Security's (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The exports, which occurred in 2011, had a total transaction value of approximately $13 and were made without export licenses. The exports involved five shipments to the Company's wholly-owned subsidiary in China and to a customer in the Philippines. In response thereto, the Company submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. The Company previously disclosed similar incidents to BIS in 2008, which were resolved in September 2011 through the payment of a $775 civil penalty and a commitment to satisfy certain compliance and reporting obligations. If it is determined that the Company failed to comply with the applicable U.S. export regulations, the OEE could assess civil penalties of up to $1,250, restrict export privileges or provide an administrative warning.

While the ultimate disposition of this matter cannot be predicted with certainty, it is the opinion of management, based on the information available at this time, that the outcome of this matter will not have a material effect on the Company's financial position, results of operations or cash flows.
(14) Guarantor Financial Information
The accompanying consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The consolidating financial information presents A. M. Castle & Co. (Parent) and subsidiaries. The consolidating financial information has been prepared on the same basis as the consolidated statements of the Parent. The equity method of accounting is followed within this financial information.
In September 2012, the Company merged Tube Supply, LLC, a guarantor, with the Parent. The Company has reflected this change in its accompanying consolidating financial statements of guarantors and non-guarantors.

Condensed Consolidating Balance Sheet As of December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,332	$1,677	$16,598	$—	$21,607
Accounts receivable, less allowance for doubtful accounts	60,293	34,037	43,981	—	138,311
Receivables from affiliates	95	1,118	668	(1,881)	—
Inventories	183,189	44,874	75,777	(68)	303,772
Prepaid expenses and other current assets	16,141	(1,490)	8,239	(202)	22,688
Total current assets	263,050	80,216	145,263	(2,151)	486,378
Investment in joint venture	38,854	—	—	—	38,854
Goodwill	12,921	41,556	15,823	—	70,300
Intangible assets	34,343	28,325	19,809	—	82,477
Other assets	28,142	(98)	3,113	—	31,157
Investment in subsidiaries	245,798	11,526	—	(257,324)	—
Receivables from affiliates	62,696	83,891	3,280	(149,867)	—
Property, plant and equipment, net	52,424	15,403	11,813	—	79,640
Total assets	$738,228	$260,819	$199,101	$(409,342)	$788,806
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,510	$13,434	$14,046	$—	$67,990
Payables due to affiliates	742	95	1,044	(1,881)	—
Other current liabilities	26,566	3,478	8,083	—	38,127
Current portion of long-term debt and short-term debt	386	1	528	—	915
Total current liabilities	68,204	17,008	23,701	(1,881)	107,032
Long-term debt, less current portion	292,086	—	4,068	—	296,154
Payables due to affiliates	12,114	11,994	125,759	(149,867)	—
Deferred income taxes	14,209	18,614	(473)	—	32,350
Other non-current liabilities	14,275	1,339	316	—	15,930
Stockholders’ equity	337,340	211,864	45,730	(257,594)	337,340
Total liabilities and stockholders’ equity	$738,228	$260,819	$199,101	$(409,342)	$788,806

Condensed Consolidating Balance Sheet As of December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$11,534	$582	$18,408	$—	$30,524
Accounts receivable, less allowance for doubtful accounts	88,434	37,487	55,115	—	181,036
Receivables from affiliates	273	3,495	146	(3,914)	—
Inventories	163,776	48,980	59,547	(264)	272,039
Prepaid expenses and other current assets	18,517	(3,331)	3,483	—	18,669
Total current assets	282,534	87,213	136,699	(4,178)	502,268
Investment in joint venture	36,460	—	—	—	36,460
Goodwill	12,921	41,556	15,424	—	69,901
Intangible assets	38,238	34,395	21,180	—	93,813
Other assets	34,691	237	2,812	—	37,740
Investment in subsidiaries	243,823	12,151	—	(255,974)	—
Receivables from affiliates	66,878	71,041	7,292	(145,211)	—
Property, plant and equipment, net	56,266	15,416	10,459	—	82,141
Total assets	$771,811	$262,009	$193,866	$(405,363)	$822,323
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$84,437	$14,826	$17,611	$—	$116,874
Payables due to affiliates	1,387	76	2,451	(3,914)	—
Other current liabilities	25,895	4,459	5,358	—	35,712
Current portion of long-term debt and short-term debt	82	50	560	—	692
Total current liabilities	111,801	19,411	25,980	(3,914)	153,278
Long-term debt, less current portion	303,739	1	10,500	—	314,240
Payables due to affiliates	23,727	8,572	112,912	(145,211)	—
Deferred income taxes	6,280	19,647	(277)	—	25,650
Other non-current liabilities	13,985	2,324	567	—	16,876
Stockholders’ equity	312,279	212,054	44,184	(256,238)	312,279
Total liabilities and stockholders’ equity	$771,811	$262,009	$193,866	$(405,363)	$822,323

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the year ended December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$755,642	$270,644	$282,274	$(38,192)	$1,270,368
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	548,659	199,004	217,749	(38,125)	927,287
Warehouse, processing and delivery expense	91,628	32,459	24,169	—	148,256
Sales, general and administrative expense	75,497	30,351	21,965	—	127,813
Depreciation and amortization expense	12,955	8,888	4,024	—	25,867
Operating income (loss)	26,903	(58)	14,367	(67)	41,145
Interest expense, net	(25,820)	—	(15,270)	—	(41,090)
Interest expense - unrealized loss on debt conversion option	(15,597)	—	—	—	(15,597)
Loss before income taxes and equity in earnings of subsidiaries and joint venture	(14,514)	(58)	(903)	(67)	(15,542)
Income taxes	(1,805)	475	102	(202)	(1,430)
Equity in (losses) earnings of subsidiaries	(653)	(1,203)	—	1,856	—
Equity in earnings of joint venture	7,224	—	—	—	7,224
Net (loss) income	(9,748)	(786)	(801)	1,587	(9,748)

Comprehensive (loss) income:
Foreign currency translation gains (losses)	2,369	578	2,369	(2,947)	2,369
Unrecognized pension and postretirement benefit costs, net of tax	(3,616)	—	—	—	(3,616)
Other comprehensive (loss) income	(1,247)	578	2,369	(2,947)	(1,247)
Net loss	(9,748)	(786)	(801)	1,587	(9,748)
Comprehensive (loss) income	$(10,995)	$(208)	$1,568	$(1,360)	$(10,995)

Condensed Consolidating Statement of Operations Comprehensive (Loss) Income For the year ended December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$621,036	$283,290	$237,201	$(9,161)	$1,132,366
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	466,133	207,269	181,104	(8,897)	845,609
Warehouse, processing and delivery expense	80,543	33,828	20,527	—	134,898
Sales, general and administrative expense	74,154	31,807	20,232	—	126,193
Depreciation and amortization expense	8,874	8,910	2,688	—	20,472
Operating (loss) income	(8,668)	1,476	12,650	(264)	5,194
Interest expense, net	(4,982)	—	(4,681)	—	(9,663)
Interest expense - unrealized loss on debt conversion option	(3,991)				(3,991)
Loss on extinguishment of debt	(6,153)	—	—	—	(6,153)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(23,794)	1,476	7,969	(264)	(14,613)
Income taxes	3,267	(433)	(1,708)	—	1,126
Equity in earnings of subsidiaries	7,040	(209)	—	(6,831)	—
Equity in earnings of joint venture	11,727	—	—	—	11,727
Net (loss) income	(1,760)	834	6,261	(7,095)	(1,760)

Comprehensive (loss) income:
Foreign currency translation (losses) gains	(941)	1,180	(941)	(239)	(941)
Unrecognized pension and postretirement benefit costs, net of tax	(3,071)	—	—	—	(3,071)
Other comprehensive (loss) income	(4,012)	1,180	(941)	(239)	(4,012)
Net (loss) income	(1,760)	834	6,261	(7,095)	(1,760)
Comprehensive (loss) income	$(5,772)	$2,014	$5,320	$(7,334)	$(5,772)

Condensed Consolidating Statement of Operations Comprehensive (Loss) Income For the year ended December 31, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$498,848	$266,491	$186,654	$(8,287)	$943,706
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	369,865	195,184	144,092	(8,287)	700,854
Warehouse, processing and delivery expense	72,234	33,250	17,834	—	123,318
Sales, general and administrative expense	61,751	29,684	16,788	—	108,223
Depreciation and amortization expense	8,665	9,114	2,870	—	20,649
Operating (loss) income	(13,667)	(741)	5,070	—	(9,338)
Interest expense, net	(1,008)	—	(3,980)	—	(4,988)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(14,675)	(741)	1,090	—	(14,326)
Income taxes	3,106	420	(425)	—	3,101
Equity in earnings of subsidiaries	344	110	—	(454)	—
Equity in earnings of joint venture	5,585	—	—	—	5,585
Net (loss) income	(5,640)	(211)	665	(454)	(5,640)

Comprehensive (loss) income:
Foreign currency translation (losses) gains	(536)	(2,337)	(536)	2,873	(536)
Unrecognized pension and postretirement benefit costs, net of tax	(1,748)	—	—	—	(1,748)
Other comprehensive (loss) income	(2,284)	(2,337)	(536)	2,873	(2,284)
Net (loss) income	(5,640)	(211)	665	(454)	(5,640)
Comprehensive (loss) income	$(7,924)	$(2,548)	$129	$2,419	$(7,924)

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(9,748)	$(786)	$(801)	$1,587	$(9,748)
Equity in losses of subsidiaries	653	1,203	—	(1,856)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	10,688	12,951	(8,809)	269	15,099
Net cash from (used in) operating activities	1,593	13,368	(9,610)	—	5,351
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	(6,472)	—	—	—	(6,472)
Capital expenditures	(5,336)	(2,802)	(2,983)	—	(11,121)
Other investing activities, net	—	6	147	—	153
Net cash used in investing activities	(11,808)	(2,796)	(2,836)	—	(17,440)
Financing activities:
Proceeds from long-term debt, including new revolving credit facility	756,550	—	10,540	—	767,090
Repayments of long-term debt, including new revolving credit facility	(745,839)	(49)	(16,999)	—	(762,887)
Payment of debt issue costs	(1,503)	—	—	—	(1,503)
Net intercompany (repayments) borrowings	(7,431)	(9,428)	16,859	—	—
Other financing	236	—	(27)	—	209
Net cash from (used in) financing activities	2,013	(9,477)	10,373	—	2,909
Effect of exchange rate changes on cash and cash equivalents	—	—	263	—	263
(Decrease) increase in cash and cash equivalents	(8,202)	1,095	(1,810)	—	(8,917)
Cash and cash equivalents - beginning of year	11,534	582	18,408	—	30,524
Cash and cash equivalents - end of period	$3,332	$1,677	$16,598	$—	$21,607

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(1,760)	$834	$6,261	$(7,095)	$(1,760)
Equity in earnings of subsidiaries	(7,040)	209	—	6,831	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	10,232	15,095	(70,119)	264	(44,528)
Net cash from (used in) operating activities	1,432	16,138	(63,858)	—	(46,288)
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	(175,836)	—	1,592		(174,244)
Capital expenditures	(6,077)	(2,783)	(2,884)	—	(11,744)
Other investing activities, net	605	136	58	—	799
Net cash used in investing activities	(181,308)	(2,647)	(1,234)	—	(185,189)
Financing activities:
Net borrowings (repayments) of debt	82	8	(25,840)	—	(25,750)
Proceeds from long-term debt, including new revolving credit facility	309,625	—	10,851	—	320,476
Repayments of long-term debt, including new revolving credit facility	(52,896)	(55)	(261)	—	(53,212)
Payment of debt issue costs	(16,380)	—	(253)	—	(16,633)
Net intercompany (repayments) borrowings	(57,307)	(13,930)	71,237	—	—
Other financing activities, net	657	—	—	—	657
Net cash from (used in) financing activities	183,781	(13,977)	55,734	—	225,538
Effect of exchange rate changes on cash and cash equivalents	—	—	(253)	—	(253)
Increase (decrease) in cash and cash equivalents	3,905	(486)	(9,611)	—	(6,192)
Cash and cash equivalents - beginning of year	7,629	1,068	28,019	—	36,716
Cash and cash equivalents - end of period	$11,534	$582	$18,408	$—	$30,524

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2010

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(5,640)	$(211)	$665	$(454)	$(5,640)
Equity in earnings of subsidiaries	(344)	(110)	—	454	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	12,721	29,562	500	(2,781)	40,002
Net cash from (used in) operating activities	6,737	29,241	1,165	(2,781)	34,362
Investing activities:
Capital expenditures	(4,244)	(1,267)	(2,061)	—	(7,572)
Other investing activities, net	125	4	—	—	129
Net cash used in investing activities	(4,119)	(1,263)	(2,061)	—	(7,443)
Financing activities:
Net (repayments) borrowings of debt	(13,720)	—	2,324	—	(11,396)
Repayments of long-term debt	(7,007)	(343)	(404)	—	(7,754)
Net intercompany borrowings (repayments)	15,794	(27,350)	8,775	2,781	—
Other financing activities, net	785	—	—	—	785
Net cash (used in) from financing activities	(4,148)	(27,693)	10,695	2,781	(18,365)
Effect of exchange rate changes on cash and cash equivalents	—	—	(149)	—	(149)
(Decrease) increase in cash and cash equivalents	(1,530)	285	9,650	—	8,405
Cash and cash equivalents - beginning of year	9,159	783	18,369	—	28,311
Cash and cash equivalents - end of period	$7,629	$1,068	$28,019	$—	$36,716

(15) Selected Quarterly Data (Unaudited)
The results of Tube Supply, acquired during December 2011, were included in the 2012 selected quarterly data in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$362,916	$329,392	$304,039	$274,021
Gross profit (a)	53,810	43,763	42,867	28,518
Net (loss) income (c)	(4,300)	(2,978)	3,173	(5,643)
Basic (loss) earnings per share	$(0.19)	$(0.13)	$0.14	$(0.24)
Diluted (loss) earnings per share	$(0.19)	$(0.13)	$0.13	$(0.24)
Common stock dividends declared	$—	$—	$—	$—
2011
Net sales	$272,788	$282,568	$294,860	$282,150
Gross profit (a)	33,219	35,165	33,233	29,770
Net income (loss) (b)	2,703	3,697	3,803	(11,963)
Basic earnings (loss) per share	$0.12	$0.16	$0.17	$(0.52)
Diluted earnings (loss) per share	$0.12	$0.16	$0.16	$(0.52)
Common stock dividends declared	$—	$—	$—	$—

(a)	Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.

(b)
Fourth quarter results include fees incurred as a result of the acquisition of Tube Supply and the related debt refinancing in December 2011. The results of Tube Supply are included in the fourth quarter results for the two-week period ended December 31, 2011 and for the entire fiscal year ended December 31, 2012. In addition, a mark-to-market adjustment related to the conversion option associated with the convertible debt in the amount of $3,991 was included in interest expense during the fourth quarter.

(c)
First and second quarter results include a mark-to-market adjustment related to the conversion option associated with the convertible debt in the amount of $11,340 and $4,257, respectively. Amounts were included in interest expense during the respective quarters.

(16) Subsequent Events
On January 16, 2013, the Company announced restructuring actions, including an organizational restructuring, warehouse realignments and performance improvement programs. The total pre-tax charge associated with these actions is estimated to be approximately $10,000, which is expected to be incurred in the first half of 2013. Of this amount, approximately $3,500 is attributable to employee severance and other employment related benefits, $2,500 is attributable to lease termination costs, $1,600 is attributable to moving costs in conjunction with the warehouse realignments and $2,400 relates to other costs. The Company may identify additional opportunities as it implements the restructuring actions that could impact its overall estimate. In addition, the Company expects to incur capital expenditures of approximately $1,400 in 2013 that are directly associated with the restructuring actions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.
Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the financial statements of Kreher Steel Company, LLC, a 50% owned joint venture, the Company's investment in which is accounted for by use of the equity method. The Company's equity of $38,854 and $36,460 in Kreher Steel Company, LLC's net assets at December 31, 2012 and 2011, respectively, and of $7,224 and $11,727 in that company's net income for the years then ended are included in the accompanying financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kreher Steel Company, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 11, 2013

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED BALANCE SHEETS December 31,

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$3,373,355	$8,743,820
Accounts receivable (net of allowance for doubtful accounts of approximately $1,435,000 in 2012 and $1,335,000 in 2011)	19,736,301	32,461,983
Inventory, net	66,958,361	69,297,422
Deferred taxes	271,553	29,699
Prepaid income taxes	1,424,064	186,889
Prepaid expenses and other current assets	657,039	542,689
Total current assets	92,420,673	111,262,502

Property and equipment
Land and building	14,485,343	14,334,997
Machinery and equipment	16,533,990	11,923,342
Furniture, fixtures and office equipment	2,155,447	1,952,447
Automobiles and trucks	990,508	871,929
Leasehold improvements	2,334,855	1,872,955
Construction in progress	266,129	753,234
	36,766,272	31,708,904
Less accumulated depreciation and amortization	14,719,685	12,856,503
Property and equipment, net	22,046,587	18,852,401
Deferred financing costs, net of amortization	104,616	121,263
Goodwill	3,525,247	3,525,247
Intangible assets, net of amortization	275,616	398,112
Other assets	146,785	81,543
	$118,519,524	$134,241,068

LIABILITIES AND MEMBER'S CAPITAL
Current liabilities
Revolving line of credit	$—	$35,000,000
Current portion of long-term debt	211,894	215,918
Accounts payable	11,536,613	21,094,460
Accrued expenses	2,565,966	3,641,502
Total current liabilities	14,314,473	59,951,880
Revolving line of credit	24,000,000	—
Deferred taxes, non-current	1,977,273	1,008,748
Long-term debt, less current portion	1,867,707	2,080,993
Commitments and contingencies
Member's capital	76,360,071	71,199,447
	$118,519,524	$134,241,068

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31,

	2012	2011	2010
Net revenues	$257,776,157	$269,657,054	$188,107,237
Cost of sales	213,490,152	219,478,535	156,801,397
Gross profit	44,286,005	50,178,519	31,305,840
Operating expenses
Selling	12,970,475	12,761,204	9,729,856
General and administrative	12,657,611	9,970,335	8,283,347
Total operating expenses	25,628,086	22,731,539	18,013,203
Earnings from operations	18,657,919	27,446,980	13,292,637
Other expense (income)
Interest expense	519,416	432,990	259,558
Interest income	(3,263)	(1,994)	(5,035)
Other income, net	(169,015)	(180,807)	(152,887)
Net earnings before taxes	18,310,781	27,196,791	13,191,001
Income tax provision (benefit)	3,708,101	3,553,382	2,155,950
NET EARNINGS	14,602,680	23,643,409	11,035,051

Other comprehensive income
Foreign currency translation adjustment	15,554	—	—
COMPREHENSIVE INCOME	$14,618,234	$23,643,409	$11,035,051

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL Three years ended December 31, 2012

					Accumulated
					other	Total
	Member's	Retained	Accumulated	Treasury	comprehensive	member's
	contribution	earnings	distributions	stock	income	capital
Balance at January 1, 2010, 400 units	7,042,411	67,379,821	(23,906,770)	(5,240,092)	—	45,275,370
Net earnings	—	11,035,051	—	—	—	11,035,051
Distributions	—	—	(2,519,593)	—	—	(2,519,593)
Balance at December 31, 2010, 400 units	7,042,411	78,414,872	(26,426,363)	(5,240,092)	—	53,790,828
Net earnings	—	23,643,409	—	—	—	23,643,409
Distributions	—	—	(6,234,790)	—	—	(6,234,790)
Balance at December 31, 2011, 400 units	7,042,411	102,058,281	(32,661,153)	(5,240,092)	—	71,199,447
Net earnings	—	14,602,680	—	—	—	14,602,680
Distributions	—	—	(9,457,600)	—	—	(9,457,600)
Foreign currency translation adjustment	—	—	—	—	15,544	15,544
Balance at December 31, 2012, 400 units	$7,042,411	$116,660,961	$(42,118,753)	$(5,240,092)	$15,544	$76,360,071

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31,

	2012	2011	2010
Cash flows from operating activities
Net earnings	$14,602,680	$23,643,409	$11,035,051
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,033,956	1,602,925	1,720,133
Deferred taxes	726,671	390,341	84,362
Bad debt expense	2,595,710	34,779	178,911
(Gain) loss on sale of property and equipment	(4,851)	9,790	59,676
Changes in assets and liabilities
Accounts receivable	10,129,971	(8,508,956)	(8,488,036)
Inventory	2,339,061	(27,383,374)	(11,823,574)
Prepaid expenses and other assets	(1,400,121)	(58,839)	182,962
Accounts payable	(9,557,992)	3,900,243	1,739,501
Accrued expenses	(1,075,536)	1,215,113	388,680
Net cash provided by (used in) operating activities	20,389,549	(5,154,569)	(4,922,334)
Cash flows from investing activities
Purchases of property and equipment	(5,258,846)	(6,735,595)	(2,271,435)
Proceeds from sale of property and equipment	145,605	19,843	256,132
Net cash used in investing activities	(5,113,241)	(6,715,752)	(2,015,303)
Cash flows from financing activities
Net (decrease) increase in line of credit	(11,000,000)	22,163,000	10,837,000
Repayment of long-term debt	(217,310)	(268,089)	(360,000)
Distributions to member	(9,457,600)	(6,234,790)	(2,519,593)
Net cash (used in) provided by financing activities	(20,674,910)	15,660,121	7,957,407
Effect of exchange rate changes on cash and cash equivalents	28,137	—	—
Net (decrease) increase in cash and cash equivalents	(5,370,465)	3,789,800	1,019,770
Cash and cash equivalents at beginning of year	8,743,820	4,954,020	3,934,250
Cash and cash equivalents at end of year	$3,373,355	$8,743,820	$4,954,020
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$422,074	$350,341	$171,525
Income taxes, net of refunds	4,855,764	2,910,000	1,097,409
Supplemental disclosures of non-cash investing and financing activities
Acquisition of machinery and equipment through capital leases	$—	$—	$150,019

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Kreher Steel Company, LLC and Subsidiaries (the Company) was formed as a limited liability company (LLC) on January 11, 1996, and commenced business on May 1, 1996. The LLC member's initial contribution consisted of the net assets of Kreher Steel Co., Inc.

The Company is a national distributor and processor of carbon and alloy steel bar products. The Company has locations throughout the United States and in Edmonton, Canada, and primarily sells in the vicinity of these locations.

Principles of Consolidation

The Company's financial statements are presented on a consolidated basis and include its wholly owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc., as well as a branch of Kreher Steel Company, LLC located in Edmonton, Canada. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2012 and 2011, the Company had approximately $2,113,000 and $7,975,000, respectively, in excess of FDIC insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Shipping and Handling Fees

For the years ended December 31, 2012, 2011 and 2010, shipping and handling costs billed to customers amounted to approximately $1,548,000, $1,431,230 and $899,000, respectively, and were included in selling expenses.

Financial Instruments and Risk Management

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic areas. At December 31, 2012, 2011 and 2010, there were no individual customers that made up more than 10% of consolidated sales.

The Company's financial instruments include cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature and variable interest rates paid.

Prices for steel fluctuate based on worldwide production and, as a result, the Company is subject to the risk of future changing market prices. Furthermore, the Company purchased approximately 6%, 9% and 7% of its inventory from foreign suppliers for the years ended December 31, 2012, 2011 and 2010, respectively.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the specific identification method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2012 and 2011, the reserve for obsolete and slow-moving inventory was approximately $810,000 and $583,000, respectively.

Changes in the Company's inventory reserve are as follows at December 31:

	2012	2011
Beginning balance	$583,346	$1,778,365
Provision (release of provision)	307,440	(1,140,966)
Write-offs	(81,119)	(54,053)
Total inventory reserve	$809,667	$583,346

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on the straight-line method and the estimated useful lives of the property and equipment. Depreciation of leasehold improvements is based on the estimated useful life or the term of the lease, whichever is shorter. The Company uses an accelerated method of depreciation for tax purposes. Depreciation expense for December 31, 2012, 2011 and 2010, was approximately $1,911,000, $1,467,000 and $1,543,000, respectively.

Depreciable lives by asset classification are as follows:

Asset description	Life
Furniture and fixtures	5 - 7 years
Office equipment	5 - 7 years
Machinery and equipment	7 - 10 years
Automobiles and trucks	3 - 5 years
Building and leasehold improvements	7 - 40 years

Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized. Upon sale or retirement, the related cost and accumulated depreciation or amortization are removed from the respective accounts, and any resulting gain or loss is included in operations.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No triggering events were identified during each year presented that would require an impairment analysis. Additionally, no assets were held for disposal as of December 31, 2012 or 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price paid over the fair values of net assets acquired and liabilities assumed in the Company's acquisitions.

Intangible assets include non-competition agreements and non-contractual customer relationships. The fair value of identifiable intangible assets was estimated based on discounted future cash flow projections. Intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of intangible assets was five years as of December 31, 2012.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of the asset, a significant adverse change in the extent or manner in which an asset is used, or an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. No events or changes in circumstances were identified during the year that required an impairment analysis.

Management is required to evaluate goodwill for impairment on an annual basis. The Company tests for impairment using a two-step process that involves (1) comparing the estimated fair value of the reporting unit to its net book value and (2) comparing the estimated implied fair value of goodwill and intangible assets to its carrying value. Goodwill and intangible assets were valued on the date of the acquisition. As of December 31, 2012 and 2011, there was no impairment of the goodwill or intangible assets acquired based on the analysis performed as of December 31, 2012.

Revenue Recognition

Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the time of receipt by the customer when title and risk of loss pass to the customer.

Accounts Receivable

Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days of the negotiated terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company maintains reserves for potential losses on receivables and credits from its customers, and these losses have not exceeded management's expectations. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Economic Dependency - Major Suppliers

During the years ended December 31, 2012, 2011 and 2010, the Company purchased approximately 44%, 45% and 49%, respectively, of its materials from five suppliers.

Deferred Financing Costs

Deferred financing costs are amortized over the life of the underlying credit agreement or the expected remaining life of the underlying credit agreement.

Income Taxes

As an LLC, the Company is not subject to federal and state income taxes, and its income or loss is allocated to and reported in the tax returns of its member. Accordingly, no liability or provision for federal and state income taxes attributable to the LLC's operations is included in the accompanying financial statements. The Company provides for income taxes for its wholly owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc., which are subject to federal and state income taxes as they are structured as C Corporations. Special Metals Canada, which is structured as a foreign branch of a domestic company, will pay federal and provincial taxes in Canada. The taxes paid will be reported to the member in order to claim foreign tax credits.

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2012 and 2011, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first run. The Company expensed advertising costs of approximately $102,000, $80,000 and $62,000 in 2012, 2011 and 2010, respectively.

Reclassifications

Certain reclassifications of prior-year presentations have been made to conform to the 2012 presentation.

NOTE B - INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method, using the remaining useful life, and are as follows at December 31, 2012:

Remaining
Asset description	useful life
Non-contractual customer relationships	2.25 years

The following is a summary of intangible assets at December 31:

	2012	2011
Intangible assets
Finite life
Non-compete agreements	$220,000	$220,000
Non-contractual customer relationships	980,000	980,000
	1,200,000	1,200,000
Less accumulated amortization	924,384	801,888
Net intangible assets	$275,616	$398,112

Amortization expense related to identifiable intangible assets was $122,496, $136,245 and $177,492 for the years ended December 31, 2012, 2011 and 2010, respectively. The intangible assets related to the non-compete agreements became fully amortized during 2011. Estimated annual amortization expense as of December 31, 2012, is a follows:

Years ending December 31,
2013	$122,496
2014	122,496
2015	30,624

NOTE C - TRANSACTIONS WITH AFFILIATES

Included in accounts receivable at December 31, 2012, was approximately $3,000 due from companies related through common ownership. There was no amount included in accounts receivable at December 31, 2011, due from companies related through common ownership.

Included in accounts payable at December 31, 2012 and 2011, was approximately $21,000 and $79,000, respectively, due to companies related through common ownership.

Sales to and purchases from companies related through common ownership for the year ended December 31, 2012, were approximately $695,000 and $809,000, respectively, for the year ended December 31, 2011, were approximately $851,000 and $2,294,000, respectively, and for the year ended December 31, 2010, were approximately $351,000 and $2,118,000, respectively.

NOTE D - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company's allowance for doubtful accounts are as follows at December 31:

	2012	2011
Beginning balance	$1,335,000	$1,340,000
Bad debt expense	2,595,710	34,779
Recoveries	20,125	536
Accounts written off	(2,515,835)	(40,315)
Total allowance for doubtful accounts	$1,435,000	$1,335,000

NOTE E - DEBT

Debt as of December 31, 2012 and 2011, is as follows:

	2012	2011
Revolving lines of credit	$24,000,000	$35,000,000
Notes payable
Michigan Strategic Fund Limited Obligation Revenue Bonds (2000)	$875,000	$950,000
Michigan Strategic Fund Limited Obligation Revenue Bonds (2006)	1,150,000	1,245,000
Capitalized leases	54,601	101,911
Total notes payable	2,079,601	2,296,911
Current portion of long-term debt	211,894	215,918
Long-term debt	$1,867,707	$2,080,993

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

In May 2007, the Company's subsidiary, Special Metals, Inc., also entered into a commercial-based loan for $5,000,000, which can be increased to $10,000,000 in $1,000,000 increments. In October 2011, the Company amended the loan agreement and increased the revolving credit to $15,000,000 based on the consolidated availability of the Company. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. The outstanding balance on the LIBOR portion at a rate of 1.22% was $12,000,000 at December 31, 2011. There was no outstanding balance on the LIBOR portion of the loan at December 31, 2011.

In April 2012, the Company entered into a new loan agreement. The loan named both the Company and its subsidiary, Special Metals, Inc., as co-borrowers. The loan is for $50,000,000, which can be increased to $65,000,000 in $5,000,000 increments. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. The outstanding balance on the LIBOR portion at a rate of 1.21% was $22,000,000 at December 31, 2012. The outstanding balance on the prime rate portion at a rate of 2.75% was $2,000,000 at December 31, 2012. The loan is secured by the Company's receivables, inventory and fixed assets, and expires in April 2017.

The Company is in compliance with all covenants related to the revolving credit agreements and all other notes payable.

In 2000, the Company's subsidiary, Kreher Wire Processing, Inc., obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $4,900,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2012 and 2011, was 0.23% and 0.20%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make annual payments for the letter of credit fee. The bonds mature on May 1, 2016.

In 2006, Kreher Wire Processing, Inc. obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $2,695,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2012 and 2011, was 0.23% and 0.20%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make quarterly payments for the letter of credit fee. The bonds mature on October 1, 2021.

In 2010, Special Metals, Inc. entered into several lease agreements that met the criteria for capitalization. At December 31, 2012 and 2011, the gross amount of cost related to capital leases included in machinery and equipment was approximately $150,000. Related accumulated amortization at December 31, 2012 and 2011, was approximately $110,000 and $65,000, respectively. The total rental payments incurred for the years ended December 31, 2012, 2011 and 2010, was approximately $73,000, $73,000 and $33,000, respectively.

The carrying value of debt approximates fair value given the variable nature of the interest rates. Maturities of debt at December 31, 2012, are as follows:

Years ending December 31,
2013	$211,894
2014	205,778
2015	226,929
2016	725,000
2017	24,125,000
Thereafter	585,000
Total	$26,079,601

NOTE F - INCOME TAXES

As an LLC, the Company is not subject to federal and state income taxes, and its income or loss is allocated to and reported in the tax returns of its member. The Company provides for income taxes for its wholly owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc., which are subject to federal and state income taxes. The Company also provides for federal and provincial taxes at Special Metals Canada, which is structured as a foreign branch of a domestic company. The taxes paid will be reported to the member in order to claim foreign tax credits.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets
Accounts receivable and inventory reserves	$271,553	$29,699
Deferred tax liabilities
Amortization of intangibles	(110,246)	(159,245)
Depreciation and other	(1,867,027)	(849,503)
Total deferred tax liabilities	(1,977,273)	(1,008,748)
Net deferred tax liabilities	$(1,705,720)	$(979,049)

The net current and non-current components of the deferred income taxes recognized in the balance sheets at December 31, 2012 and 2011, are as follows:

	2012	2011
Net current assets	$271,553	$29,699
Net long-term liabilities	(1,977,273)	(1,008,748)
Total net deferred tax liabilities	$(1,705,720)	$(979,049)

Income tax expense consists of the following components as of December 31:

	2012	2011	2010
Current
Federal	$2,673,070	$2,667,703	$1,845,850
State	398,649	495,338	225,738
Foreign	(90,289)	—	—
Deferred	726,671	390,341	84,362
Total income tax expense	$3,708,101	$3,553,382	$2,155,950

The differences between the federal statutory rate of 34% and the effective rate are due to state income taxes, permanent deductions, settlement of prior returns related to the acquisition and the fact that no tax provisions are recorded for operations attributable to Kreher Steel Company, LLC in the accompanying financial statements. Tax years dated back to December 31, 2009, are open for federal and state tax audit purposes. The total effective rate of the subsidiaries at December 31, 2012, 2011 and 2010, was 20.2%, 13.1% and 16.3%, respectively.

A reconciliation of the effective income tax rate to the U.S. statutory tax rate is as follows:

	2012	2011	2010
U.S. statutory tax rate	34%	34%	34%
Non-taxable LLC income	(16.2)	(21.1)	(20.4)
State and local taxes - net of federal tax expense	2.2	0.5	2.1
Foreign taxes	(0.2)	0.0	0.0
Other, net	0.4	(0.3)	0.6
Effective tax rate	20.2%	13.1%	16.3%

NOTE G - COMMITMENTS

Operating Lease Commitments

The Company leases certain equipment and warehouse space under operating lease obligations with rent escalation clauses for the warehouse space only. Accordingly, the Company has recorded these lease obligations on a straight-line basis and recorded a deferred rent liability of approximately $53,000 and $94,000 for the years ended December 31, 2012 and 2011, respectively. Rent expense, net of sublease income for the years ended December 31, 2012, 2011 and 2010, was approximately $1,339,000, $1,081,000 and $687,000, respectively. The following shows minimum future rental payments for the next five years under these obligations:

Years ending December 31,
2,013	$1,001,042
2,014	629,844
2,015	596,404
2,016	538,668
2017 and thereafter	421,401

Health Insurance

The Company maintains a fully self-insured health insurance plan. Approximately $1,105,000, $1,021,000 and $904,000 were expensed in 2012, 2011 and 2010, respectively, under this plan. The Company also maintains a fully self-insured health insurance plan at one of its wholly owned subsidiaries. Approximately $850,000, $562,000 and $346,000 were expensed for this plan during 2012, 2011 and 2010, respectively.

NOTE H - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified plan under Section 401(k) of the Internal Revenue Code. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of the lesser of 60% of eligible compensation or $17,500 (the federal limit for 2012). The Company will match contributions at the discretion of management. The Company has a non-discretionary match of 100%, up to 4% of what employees elect. The Company also has a profit-sharing match of $500 per participant, which is discretionary. This discretionary match was paid in 2012, 2011 and 2010. Participants are fully vested at all times in their contributions and become fully vested in the Company's contributions over a defined period. The plan is responsible for costs associated with its administration. Approximately $280,000, $200,000 and $153,000 was charged to expense for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also maintains a qualified plan under Section 401(k) of the Internal Revenue Code at a wholly owned subsidiary. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of $17,500 (the federal limit for 2012). The Company will match contributions at the discretion of management. The Company also has a discretionary profit-sharing contribution. Participants are fully vested in all contributions. The plan is responsible for costs associated with its administration. During 2012, 2011 and 2010, approximately $320,000, $240,000 and $210,000, respectively, was charged to expense.

NOTE I - CONTINGENCIES

The Company is subject to various legal proceedings that have arisen in the normal course of business. In the opinion of management, these actions, when concluded and determined, will not have a material adverse effect on the financial position or operations of the Company.

NOTE J - MEMBER'S CAPITAL

The Company is a single-member LLC and shall continue until December 31, 2045.

NOTE K - SUBSEQUENT EVENTS

The Company evaluated its December 31, 2012, financial statements for subsequent events through February 18, 2013, the date the financial statements were available to be issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kreher Steel Company, LLC

We have audited the accompanying consolidated balance sheets of Kreher Steel Company, LLC (a Delaware limited liability company) and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, member's capital and cash flows for each of the three years ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreher Steel Company, LLC and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Chicago, Illinois
February 18, 2013

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures
Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
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
The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework.
Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.
(b) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
A.M. Castle & Co.
Oak Brook, Illinois

We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 11, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 11, 2013
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

Item 9B — Other Information
None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the sections of the Company's Definitive Proxy Statement for its 2013 annual meeting of shareholders (fiscal 2012 Proxy Statement) dated and to be filed with the Securities and Exchange Commission on or about March 12, 2013 entitled “Proposal 1- Election of Directors,” “Certain Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the sections of the fiscal 2012 Proxy Statement entitled “Compensation Discussion and Analysis,” “Report of the Human Resources Committee,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Risk”, “Non-Employee Director Compensation,” and “Executive Compensation and Other Information” and is hereby incorporated by this specific reference.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 12, Form 10-K, has been included in the sections of the fiscal 2012 Proxy Statement entitled “Stock Ownership of Directors, Management and Principal Stockholders” and “Equity Compensation Plan Information” and is hereby incorporated by this specific reference.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
All information required to be filed in Part III, Item 13, Form 10-K, has been included in the sections of the fiscal 2012 Proxy Statement entitled “Related Party Transactions” and “Director Independence; Financial Experts” and is hereby incorporated by this specific reference.
ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the sections of the fiscal 2012 Proxy Statement entitled “Audit and Non-Audit Fees” and “Pre-Approval Policy for Audit and Non-Audit Services” and is hereby incorporated by this specific reference.

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

2.4
Second Amendment to the Stock Purchase Agreement, dated January 13, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.3 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.

2.5
Third Amendment to the Stock Purchase Agreement, dated May 11, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.4 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.

2.6
Fourth Amendment to the Stock Purchase Agreement, dated September 13, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.).

2.7
Fifth Amendment to the Stock Purchase Agreement, dated November 14, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.).

3.1
Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed on May 3, 2012. Commission File No. 1-5415.

3.2
By-Laws of the Company as amended on October 28, 2010. Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was filed on November 5, 2010. Commission File No. 1-5415.

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.1 to Form 8-A filed on September 6, 2012. Commission File No. 1-5415.

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

4.3
Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 31, 2012. Commission File No. 1-05415.

10.1*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.

10.2*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.

10.3*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit
10.4*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.

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

10.29*
Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.29 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.

10.30*
Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012. Filed as Exhibit 10.30 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.

10.31*
Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.31 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.

10.32*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.32 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.33*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.33 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.34*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.34 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.35*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.35 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit
10.36*	Offer of Chief Commercial Officer dated December 28, 2012, between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.36 to Form 8-K filed January 22, 2013. Commission File No. 1-5415.

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

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

A. M. Castle & Co.
(Registrant)

By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Vice President—Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 11, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 11th day of March, 2013.

/s/ Brian P. Anderson	/s/ Gary A. Masse	/s/ Ann M. Drake
Brian P. Anderson, Chairman of the Board	Gary A. Masse, Director	Ann M. Drake, Director

/s/ Scott J. Dolan	/s/ Scott F. Stephens	/s/ Reuben S. Donnelley
Scott J. Dolan, President,	Scott F. Stephens, Vice President	Reuben S. Donnelley, Director
Chief Executive Officer and	and Chief Financial Officer
Director	(Principal Financial Officer)
(Principal Executive Officer)

/s/ Patrick J. Herbert, III	/s/ Terrence J. Keating	/s/ James D. Kelly
Patrick J. Herbert, III, Director	Terrence J. Keating, Director	James D. Kelly, Director

/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director	John McCartney, Director

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

2.1	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. Filed as Exhibit 2.1 to Form 8-K filed August 17, 2006. Commission File No. 1-5415.	—

2.2	Stock Purchase Agreement, dated November 9, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, Inc. Filed as Exhibit 2.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

2.3	Agreement and Amendment, dated December 15, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, Tube Supply, Inc. and A.M. Castle & Co. (Canada) Inc. Filed as Exhibit 2.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

2.4	Second Amendment to the Stock Purchase Agreement, dated January 13, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.3 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	—

2.5	Third Amendment to the Stock Purchase Agreement, dated May 11, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.4 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	—

2.6
Fourth Amendment to the Stock Purchase Agreement, dated September 13, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.).
E-1

2.7
Fifth Amendment to the Stock Purchase Agreement, dated November 14, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.).
E-3

3.1	Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed on May 3, 2012. Commission File No. 1-5415.	—

3.2	By-Laws of the Company as amended on October 28, 2010. Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was filed on November 5, 2010. Commission File No. 1-5415.	—

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.1 to Form 8-A filed on September 6, 2012. Commission File No. 1-5415.	—

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Filed as Exhibit 4.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

4.2	Indenture, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 31, 2012. Commission File No. 1-05415.	—

10.1*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.	—

10.2*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.3*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.	—

10.4*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.	—

10.5*	A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan, as amended and restated as of December 9, 2010. Filed as Exhibit 10.25 to Annual Report on Form 8-K filed on December 15, 2010. Commission File No. 1-5415.	—

10.6*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.7*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.8*	A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.9*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.14 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.10*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.11*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2009. Commission File No. 1-5415.	—

10.12*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.	—

10.13*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.14*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.15*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.16*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.17*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.	—

10.18*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.19*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.20*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.21*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.22*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.	—

10.23*	2008 A. M. Castle & Co. Omnibus Incentive Plan, as amended and restated as of April 28, 2011. Filed as Exhibit 10.30 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.	—

10.24*	Stephen V. Hooks Executive Retention and Severance Agreement, dated October 27, 2011. Filed as Exhibit 10.31 to Form 8-K filed November 1, 2011. Commission File No. 1-5415.	—

10.25	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.26	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agend for the Second Lien Secured Parties. Filed as Exhibit 10.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.27	Registration Rights Agreement, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and Jefferies & Company, Inc., as initial purchaser, for the benefit of the Holders of the Notes. Filed as Exhibit 10.3 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

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
—

10.29*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.29 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.30*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012. Filed as Exhibit 10.30 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.31*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.31 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.32*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.32 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.33*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.33 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.34*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.34 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.35*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.35 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.36*	Offer of Chief Commercial Officer dated December 28, 2012, between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.36 to Form 8-K filed January 22, 2013. Commission File No. 1-5415.	—

21.1	Subsidiaries of Registrant	E-5

23.1	Consent of Deloitte & Touche LLP	E-6

23.2	Consent of Grant Thornton LLP	E-7

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-8

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-9

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	E-10

101.INS	XBRL Instance Document (1)	—

101.SCH	XBRL Taxonomy Extension Schema Document (1)	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	—

101.LAB	XBRL Taxonomy Label Linkbase Document (1)	—

101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)	—

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