Form 10-Q
period 2013-03-31
CASTLE A M & CO
filed 2013-05-02
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2013 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2013
Common Stock, $0.01 Par Value	23,312,148 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$21,370	$21,607
Accounts receivable, less allowances of $3,269 and $3,529	163,469	138,311
Inventories, principally on last-in first-out basis (replacement cost higher by $140,303 and $139,940)	270,256	303,772
Prepaid expenses and other current assets	15,711	15,092
Income tax receivable	8,108	7,596
Total current assets	478,914	486,378
Investment in joint venture	37,632	38,854
Goodwill	70,007	70,300
Intangible assets	79,102	82,477
Prepaid pension cost	13,544	12,891
Other assets	18,444	18,266
Property, plant and equipment
Land	4,920	5,195
Building	52,880	52,884
Machinery and equipment	179,201	178,664
Property, plant and equipment, at cost	237,001	236,743
Less - accumulated depreciation	(159,852)	(157,103)
Property, plant and equipment, net	77,149	79,640
Total assets	$774,792	$788,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,572	$67,990
Accrued liabilities	43,096	36,564
Income taxes payable	649	1,563
Current portion of long-term debt	399	415
Short-term debt	500	500
Total current liabilities	133,216	107,032
Long-term debt, less current portion	265,761	296,154
Deferred income taxes	31,799	32,350
Other non-current liabilities	5,765	5,279
Pension and post retirement benefit obligations	10,743	10,651
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,411 shares issued and 23,266 outstanding at March 31, 2013 and 23,211 shares issued and 23,152 outstanding at December 31, 2012	234	232
Additional paid-in capital	221,518	219,619
Retained earnings	128,617	139,239
Accumulated other comprehensive loss	(20,693)	(21,071)
Treasury stock, at cost—145 shares at March 31, 2013 and 59 shares at December 31, 2012	(2,168)	(679)
Total stockholders’ equity	327,508	337,340
Total liabilities and stockholders’ equity	$774,792	$788,806
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2013	2012
Net sales	$292,714	$362,916
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	219,431	263,967
Warehouse, processing and delivery expense	35,584	38,526
Sales, general and administrative expense	29,876	35,654
Restructuring charges	2,225	—
Depreciation and amortization expense	6,571	6,613
Operating (loss) income	(973)	18,156
Interest expense, net	(10,188)	(10,193)
Interest expense - unrealized loss on debt conversion option	—	(11,340)
Other income (expense)	(2,299)	442
Loss before income taxes and equity in earnings of joint venture	(13,460)	(2,935)
Income taxes	1,369	(4,373)
Loss before equity in earnings of joint venture	(12,091)	(7,308)
Equity in earnings of joint venture	1,469	3,008
Net loss	$(10,622)	$(4,300)

Basic loss per share	$(0.46)	$(0.19)
Diluted loss per share	$(0.46)	$(0.19)
Dividends per common share	$—	$—
Comprehensive loss	$(10,244)	$(1,076)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(10,622)	$(4,300)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,571	6,613
Amortization of deferred gain	(390)	(62)
Amortization of deferred financing costs and debt discount	1,710	1,512
Gain on sale of fixed assets	(189)	—
Unrealized loss on debt conversion option	—	11,340
Unrealized (gains) losses on commodity hedges	1,031	(434)
Equity in earnings of joint venture	(1,469)	(3,008)
Dividends from joint venture	2,692	678
Deferred tax benefit	(417)	(1,024)
Share-based compensation expense	311	1,445
Excess tax benefits from share-based payment arrangements	(242)	—
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	(25,763)	(15,476)
Inventories	32,272	(60,734)
Prepaid expenses and other current assets	(395)	(4,198)
Other assets	55	(875)
Prepaid pension costs	(1,219)	(452)
Accounts payable	23,344	28,983
Income taxes payable and receivable	(1,218)	5,789
Accrued liabilities	6,299	9,670
Postretirement benefit obligations and other liabilities	224	173
Net cash from (used in) operating activities	32,585	(24,360)
Investing activities:
Capital expenditures	(1,881)	(3,124)
Proceeds from sale of fixed assets	468	—
Net cash used in investing activities	(1,413)	(3,124)
Financing activities:
Proceeds from long-term debt	106,500	150,228
Repayments of long-term debt	(137,869)	(135,405)
Payment of debt issue costs	—	(1,313)
Exercise of stock options	409	—
Excess tax benefits from share-based payment arrangements	242	—
Net cash (used in) from financing activities	(30,718)	13,510
Effect of exchange rate changes on cash and cash equivalents	(691)	4
Net decrease in cash and cash equivalents	(237)	(13,970)
Cash and cash equivalents - beginning of year	21,607	30,524
Cash and cash equivalents - end of period	$21,370	$16,554
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2012 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2013 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
Reclassification — To conform with current presentation, the Company has reclassified 2012 amounts related to foreign currency transaction gains (losses) to other income (expense) beginning in the first quarter of 2013. Such amounts were previously recorded in sales, general and administrative expense in the condensed consolidated statements of operations and other comprehensive loss. GAAP provides several alternatives for presenting foreign exchange gains (losses). The Company believes its new presentation will be most useful to investors as it is consistent with the way the Company views its operating performance internally and will also allow for better comparability of the Company's operating performance with certain companies within its industry.
Refer below for the impact on the presentation in the condensed consolidated statements of operations and comprehensive loss:

	3 Months Ended March 31, 2012
	As Previously Reported	After Reclassification
Sales, general and administrative expense	$35,212	$35,654
Other income (expense)	—	442
(2) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2013, the Company adopted ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU require an entity to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities, including the effect or potential effect of rights of set off associated with an entity’s recognized assets and recognized liabilities within the scope of Topic 210. The adoption of this ASU did not have an impact on the Company's financial condition, liquidity or operating results. The disclosure requirements associated with the adoption of ASU 2011-11 are reflected in Note 5.
Effective January 1, 2013, the Company adopted the guidance in ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this ASU require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The disclosure requirements associated with the adoption of ASU 2013-02 are reflected in Note 10.
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2013 and 2012:

	For the Three months ended March 31,
	2013	2012
Numerator:
Net loss	$(10,622)	$(4,300)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,127	22,972
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted earnings per share	23,127	22,972
Basic loss per share	$(0.46)	$(0.19)
Diluted loss per share	$(0.46)	$(0.19)
Excluded outstanding shared-based awards having an anti-dilutive effect	1,316	796
The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $10.28, the conversion price of the Convertible Notes. The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change, (as defined in the Convertible Notes agreement), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares. As of March 31, 2013 and 2012, 2,054 and 558 shares, respectively, were excluded from diluted average shares outstanding related to the “in the money” portion of the Convertible Notes as there would have been an anti-dilutive effect.
For the three months ended March 31, 2013 and 2012, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net loss.

(4) Debt
Short-term and long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
SHORT-TERM DEBT
Foreign	$500	$500
Total short-term debt	500	500
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	225,000	225,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 15, 2015	8,250	39,500
Other, primarily capital leases	1,299	1,400
Total long-term debt	292,049	323,400
Less: unamortized discount	(25,889)	(26,831)
Less: current portion	(399)	(415)
Total long-term portion	265,761	296,154
TOTAL SHORT-TERM AND LONG-TERM DEBT	$266,660	$297,069
During December of 2011, the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “Revolving Credit Facility”). Net proceeds from these transactions (collectively referred to as the “Debt Transactions”) were used to complete the acquisition of Tube Supply, repay existing debt and for general corporate purposes.
Secured Notes
The Secured Notes will mature on December 15, 2016. The Company will pay interest on the Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the Note Guarantors). Refer to Note 16 for Guarantor Financial Information disclosure.
Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase Secured Notes with certain of its excess cash flow (as defined in the indenture) for such fiscal year, commencing with the fiscal year ending December 31, 2012, at 103% of the principal amount thereof, plus accrued and unpaid interest. For the fiscal year ended December 31, 2012, the Company estimated excess cash flow (as defined in the indenture) to be approximately $17,000 and therefore, an offer to purchase New Secured Notes was made on April 1, 2013. This offer expired on April 30, 2013 with no Secured Notes tendered.
Convertible Notes
The Convertible Note holders may convert their Convertible Notes during the three months immediately succeeding March 31, 2013 as the last reported sale price of the Company's common stock exceeded $13.36 for at least 20 of the last 30 consecutive trading days ending on March 31, 2013.  If any Convertible Notes were to be surrendered, the Company would settle them via a combination of cash and shares of its common stock.  If all the Convertible Notes were to be surrendered, the Company has estimated that it would deliver cash of $57,500 and issue approximately 2,224 shares of common stock.  Although the conversion of the Convertible Notes is outside the control of the Company at March 31, 2013, the discounted value of the outstanding Convertible Notes are classified as long-term debt in the Consolidated Balance Sheets at March 31, 2013 as the Company would have the ability and intent to utilize its revolving credit facility, which is classified as long-term, to settle the cash portion of the conversion.

Revolving Credit Facility
The weighted average interest rate for borrowings under the Revolving Credit Facility for the three months ended March 31, 2013 was 2.62%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement. As of March 31, 2013, the Company’s excess availability of $81,800 was above such thresholds.
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
The Company’s pension plan asset portfolio as of March 31, 2013 and December 31, 2012 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Senior Secured Notes as of March 31, 2013 was estimated to be $265,500 compared to a carrying value of $218,657. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of March 31, 2013 was estimated to be $107,858 compared to a carrying value of $37,954. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at March 31, 2013 were as follows:

Company's stock price at the end of the period	$17.50
Expected volatility	28.0%
Credit spreads	7.51%
Risk-free interest rate	0.71%
As of March 31, 2013, the estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which fall within Level 3 of the fair value hierarchy, is $8,325 compared to its carrying value of $8,750, assuming the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At March 31, 2013, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At March 31, 2013, the notional value associated with forward contracts was $16,073. The Company recorded, through cost of materials, realized and unrealized losses of $1,299 and realized and unrealized gains of $376 for the three months ended March 31, 2013 and March 31, 2012, respectively, as a result of the change in the fair value of the contracts. As of March 31, 2013, all commodity hedge contracts were in a liability position. As of March 31, 2012, a receivable of $5 associated with commodity hedge contracts was netted with the liability to derive the value disclosed in the table below. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2013
Derivative liability for commodity hedges	$—	$3,543	$—	$3,543
As of December 31, 2012
Derivative liability for commodity hedges	$—	$2,494	$—	$2,494
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
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management evaluates the performance of its business segments based on operating income.

Segment information for the three months ended March 31, 2013 and 2012 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2013
Metals segment	$258,380	$(275)	$1,127	$6,165
Plastics segment	34,334	1,181	480	406
Other (a)	—	(1,879)	—	—
Consolidated	$292,714	$(973)	$1,607	$6,571
2012
Metals segment	$331,892	$20,111	$1,652	$6,306
Plastics segment	31,024	537	401	307
Other (a)	—	(2,492)	—	—
Consolidated	$362,916	$18,156	$2,053	$6,613

(a)	“Other” – Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated (loss) income before income taxes for the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Operating (loss) income	$(973)	$18,156
Interest expense, net	(10,188)	(10,193)
Interest expense - unrealized loss on debt conversion option	—	(11,340)
Other income (expense)	(2,299)	442
Loss before income taxes and equity in earnings of joint venture	(13,460)	(2,935)
Equity in earnings of joint venture	1,469	3,008
Consolidated (loss) income before income taxes	$(11,991)	$73
Segment information for total assets is as follows:

	March 31, 2013	December 31, 2012
Metals segment	$678,352	$693,803
Plastics segment	58,808	56,149
Other (a)	37,632	38,854
Consolidated	$774,792	$788,806

(a)	“Other” — Total assets consist of the Company's investment in joint venture.

(7) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the three months ended March 31, 2013 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2013
Goodwill	$117,544	$12,973	$130,517
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of January 1, 2013	57,327	12,973	70,300
Currency valuation	(293)	—	(293)
Balance as of March 31, 2013
Goodwill	117,251	12,973	130,224
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of March 31, 2013	$57,034	$12,973	$70,007
The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2013 test, the Company determined that there was no impairment of goodwill. As previously disclosed in the 2012 Annual Report On Form 10-K the Aerospace and Oil & Gas reporting units had estimated fair values that exceeded carrying values by less than 10%. The Company’s year-to-date operating results, among other factors, are considered in determining whether it is more-likely-than-not that the fair value for any reporting unit has declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. Despite first quarter 2013 results, management does not believe it is more-likely-than-not that the fair value of any reporting unit has declined below carrying value. However, the Company experienced lower than anticipated demand in the first quarter. If the lower demand continues, this could change management's expectations of future financial results and/or key valuation assumptions used in determining the fair value of its reporting units, which could result in a goodwill impairment.
The following table summarizes the components of intangible assets:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$118,589	$47,726	$119,118	$45,317
Non-compete agreements	3,888	3,319	3,888	3,235
Trade name	8,255	1,382	8,297	1,188
Developed technology	1,400	603	1,400	486
Total	$132,132	$53,030	$132,703	$50,226

The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.4 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.

For the three-month periods ended March 31, 2013 and 2012, the aggregate amortization expense was $2,956 and $2,962, respectively.
The following is a summary of the estimated annual amortization expense for 2013 and each of the next 4 years:

2013	$11,769
2014	11,735
2015	10,969
2016	10,969
2017	8,945
(8) Inventories
Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2013, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $140,303 and $139,940 at March 31, 2013 and December 31, 2012, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(9) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of March 31, 2013 associated with all share-based payment arrangements is $7,841 and the weighted average period over which it is to be expensed is 1.6 years.
2013 Long-Term Compensation Plan
On March 6, 2013, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2013 Long-Term Compensation Plan (“2013 LTC Plan”) for executive officers and other select personnel. The 2013 LTC Plan awards included restricted stock units (“RSUs”) and performance share units (“PSUs”). All 2013 LTC Plan awards are subject to the terms of the Company’s 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 25, 2013.
The 2013 LTC Plan consists of three components of share-based payment awards as follows:
Restricted Share Units - The Company granted 106 RSUs with a grant date fair value of $16.29 per share unit, which was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2015. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Performance Share Units - The Company granted 213 PSUs, half of which contain a market-based performance condition and half of which contained a non-market-based performance condition.
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

The grant date fair value for the PSUs containing the RTSR market-based performance condition under the 2013 LTC Plan of $24.74 was estimated using a Monte Carlo simulation with the following assumptions:

2013
Expected volatility	59.5%
Risk-free interest rate	0.38%
Expected life (in years)	2.82
Expected dividend yield	—
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
The award information associated with market and non-market-based performance condition awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
Market-based performance condition	$24.74	213	213
Non-market-based performance condition	$16.29	86	213
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

Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss. The Company’s comprehensive loss for the three months ended March 31, 2013 and 2012 is as follows:

	March 31,
	2013	2012
Net loss	$(10,622)	$(4,300)
Foreign currency translation gain	33	3,333
Pension cost amortization, net of tax	345	(109)
Total comprehensive loss	$(10,244)	$(1,076)

The components of accumulated other comprehensive loss is as follows:

	March 31, 2013	December 31, 2012
Foreign currency translation losses	$(2,289)	$(2,322)
Unrecognized pension and postretirement benefit costs, net of tax	(18,404)	(18,749)
Total accumulated other comprehensive loss	$(20,693)	$(21,071)

Changes in accumulated other comprehensive loss by component for the period ended March 31, 2013 are as follows:

	Defined Benefit Pension and Postretirement Items	Foreign Currency Items	Total
Balance as of January 1, 2013	$(18,749)	$(2,322)	$(21,071)
Other comprehensive income before reclassifications	—	33	33
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	345	—	345
Net current period other comprehensive income	345	33	378
Balance as of March 31, 2013	$(18,404)	$(2,289)	$(20,693)
(a) See the separate table below for transaction details.

Reclassifications out of accumulated other comprehensive income for the period ended March 31, 2013 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss
Amortization of defined benefit pension and postretirement items
Prior service cost	$(81)	(a)
Actuarial loss	(485)	(a)
	(566)		Total before tax
	221		Tax benefit
Total reclassifications for the period	$(345)		Net of tax
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost (see Note 11 additional details).

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost (credit) for the three months ended March 31, 2013 and 2012 are as follows:

	March 31,
	2013	2012
Service cost	$213	$192
Interest cost	1,619	1,750
Expected return on assets	(2,320)	(2,464)
Amortization of prior service cost	81	81
Amortization of actuarial loss	485	149
Net periodic pension and postretirement benefit cost (credit)	$78	$(292)
As of March 31, 2013, the Company had not made any cash contributions to its pension plans for this fiscal year and does not anticipate making any significant cash contributions to its pension plans in 2013.
(12) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Net sales	$57,329	$76,805
Cost of materials	48,219	63,398
Income before taxes	3,356	7,101
Net income	2,938	6,016
(13) Commitments and Contingent Liabilities
As of March 31, 2013, the Company had $6,794 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,994 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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

During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company has evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company continues to investigate the alleged quality defects.  Based on the limited information available at this time, as of March 31, 2013, the Company preliminarily estimates that it may incur costs associated with these claims ranging from $325 to $1,250.  At the present time, the Company cannot conclude that any amount within the range is a better estimate than any other.  The Company believes amounts paid to customers, if any, will be recoverable from the original supplier of the products.  There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range of loss, or that the Company will be able to recover any amounts from the original supplier of the products.

In 2011, the Company determined that it inadvertently exported certain aluminum alloy bar that are listed on the U.S. Bureau of Industry and Security’s (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The exports, which occurred in 2011, had a total transaction value of approximately $13 and were made without export licenses. The exports involved five shipments to the Company’s wholly-owned subsidiary in China and to a customer in the Philippines. In response thereto, the Company submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. In March 2013, the OEE notified the Company it had completed its review of this matter and decided not to refer the matter for criminal or administrative prosecution and closed the matter by issuing a warning letter to the Company. No monetary penalties were assessed against the Company by OEE.
(14) Restructuring Charges
As part of the Company's efforts to adapt operations to market conditions, restructuring activities were announced during January of 2013. The charges associated with the restructuring activities are included in the Company's Metals segment.
The charges incurred during the first quarter of 2013 were comprised of one-time employee termination benefits associated with salaried and hourly workforce reductions, moving costs and other exit costs associated with five plant consolidations.
Below is a summary of the total estimated charges to be incurred by each major type of cost associated with the restructuring activities and the charges incurred in the period:

	Total Estimated Charges	Charges incurred during the three months ended March 31, 2013
One-time employee termination benefits	$3,500	$1,398
Lease termination costs	2,500	—
Moving costs associated with plant consolidations	1,600	859
Other exit costs	2,400	725
Total	$10,000	$2,982
Approximately $7,000 of additional charges are expected to be incurred primarily during the second quarter of 2013.

The restructuring reserve activity for the three months ended March 31, 2013 is summarized below:

		Period Activity
	Balance as of January 1	Charges (a)	Cash payments	Impairment	Balance as of March 31 (b)
One-time employee termination benefits	$—	$1,398	$(504)		$894
Moving costs associated with plant consolidations	—	859	(859)		—
Other exit costs	—	42	(42)		—
Inventory write-offs	—	683		(683)	—
Total	$—	$2,982	$(1,405)	$(683)	$894
(a) Costs associated with the write-off of inventory are included in cost of materials in the condensed consolidated statements of operations and comprehensive loss.
(b) Cash payments are expected to be made during the second quarter of 2013.
(15) Income Taxes
The reported effective tax rate for the quarters ended March 31, 2013 and 2012 were 10.2% and 149.0%, respectively. The change in the effective tax rate was primarily the result of the change in the geographical mix of income (loss) and the non-deductibility of the unrealized loss on the conversion option associated with the Convertible Notes recorded in 2012. The Company accounted for the restructuring costs incurred during the three months ended March 31, 2013 as discrete for income tax accounting purposes.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2010 to 2012
U.S. States	2008 to 2012
Foreign	2007 to 2012
Due to the expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $60.
The Company received its 2010 federal tax refund of $2,025 during February 2012.
(16) Guarantor Financial Information
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

Condensed Consolidating Balance Sheet As of March 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,659	$1,805	$15,906	$—	$21,370
Accounts receivable, less allowance for doubtful accounts	73,333	38,102	52,034	—	163,469
Receivables from affiliates	341	1,625	—	(1,966)	—
Inventories	151,687	45,927	72,710	(68)	270,256
Prepaid expenses and other current assets	17,630	(1,270)	7,661	(202)	23,819
Total current assets	246,650	86,189	148,311	(2,236)	478,914
Investment in joint venture	37,632	—	—	—	37,632
Goodwill	12,921	41,556	15,530	—	70,007
Intangible assets	33,369	26,808	18,925	—	79,102
Other assets	28,240	201	3,547	—	31,988
Investment in subsidiaries	241,360	10,062	—	(251,422)	—
Receivables from affiliates	66,644	85,846	4,261	(156,751)	—
Property, plant and equipment, net	50,096	15,673	11,380	—	77,149
Total assets	$716,912	$266,335	$201,954	$(410,409)	$774,792
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,658	$16,847	$16,067	$—	$88,572
Payables due to affiliates	906	88	972	(1,966)	—
Other current liabilities	32,274	3,431	8,040	—	43,745
Current portion of long-term debt and short-term debt	371	—	528	—	899
Total current liabilities	89,209	20,366	25,607	(1,966)	133,216
Long-term debt, less current portion	262,451	—	3,310	—	265,761
Payables due to affiliates	9,705	15,677	131,369	(156,751)	—
Deferred income taxes	13,720	18,614	(535)	—	31,799
Other non-current liabilities	14,319	1,877	312	—	16,508
Stockholders’ equity	327,508	209,801	41,891	(251,692)	327,508
Total liabilities and stockholders’ equity	$716,912	$266,335	$201,954	$(410,409)	$774,792

Condensed Consolidating Balance Sheet As of December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,332	$1,677	$16,598	$—	$21,607
Accounts receivable, less allowance for doubtful accounts	60,293	34,037	43,981	—	138,311
Receivables from affiliates	95	1,118	668	(1,881)	—
Inventories	183,189	44,874	75,777	(68)	303,772
Prepaid expenses and other current assets	16,141	(1,490)	8,239	(202)	22,688
Total current assets	263,050	80,216	145,263	(2,151)	486,378
Investment in joint venture	38,854	—	—	—	38,854
Goodwill	12,921	41,556	15,823	—	70,300
Intangible assets	34,343	28,325	19,809	—	82,477
Other assets	28,142	(98)	3,113	—	31,157
Investment in subsidiaries	245,798	11,526	—	(257,324)	—
Receivables from affiliates	62,696	83,891	3,280	(149,867)	—
Property, plant and equipment, net	52,424	15,403	11,813	—	79,640
Total assets	$738,228	$260,819	$199,101	$(409,342)	$788,806
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,510	$13,434	$14,046	$—	$67,990
Payables due to affiliates	742	95	1,044	(1,881)	—
Other current liabilities	26,566	3,478	8,083	—	38,127
Current portion of long-term debt and short-term debt	386	1	528	—	915
Total current liabilities	68,204	17,008	23,701	(1,881)	107,032
Long-term debt, less current portion	292,086	—	4,068	—	296,154
Payables due to affiliates	12,114	11,994	125,759	(149,867)	—
Deferred income taxes	14,209	18,614	(473)	—	32,350
Other non-current liabilities	14,275	1,339	316	—	15,930
Stockholders’ equity	337,340	211,864	45,730	(257,594)	337,340
Total liabilities and stockholders’ equity	$738,228	$260,819	$199,101	$(409,342)	$788,806

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Quarter ended March 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$168,784	$68,572	$66,567	$(11,209)	$292,714
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	128,564	50,714	51,362	(11,209)	219,431
Warehouse, processing and delivery expense	21,298	8,302	5,984	—	35,584
Sales, general and administrative expense	16,699	7,430	5,747	—	29,876
Restructuring charges	1,247	573	405	—	2,225
Depreciation and amortization expense	3,301	2,244	1,026	—	6,571
Operating (loss) income	(2,325)	(691)	2,043	—	(973)
Interest expense, net	(5,991)	—	(4,197)	—	(10,188)
Other expense	—	—	(2,299)	—	(2,299)
Loss before income taxes and equity in earnings of subsidiaries and joint venture	(8,316)	(691)	(4,453)	—	(13,460)
Income taxes	710	92	567	—	1,369
Equity in (losses) earnings of subsidiaries	(4,485)	(121)	—	4,606	—
Equity in earnings of joint venture	1,469	—	—	—	1,469
Net (loss) income	(10,622)	(720)	(3,886)	4,606	(10,622)
Comprehensive (loss) income	$(10,244)	$(2,086)	$(3,853)	$5,939	$(10,244)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Quarter ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$225,719	$71,752	$77,195	$(11,750)	$362,916
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	164,229	51,787	58,975	(11,024)	263,967
Warehouse, processing and delivery expense	24,111	8,546	5,869	—	38,526
Sales, general and administrative expense	21,335	8,291	6,028	—	35,654
Depreciation and amortization expense	3,369	2,246	998	—	6,613
Operating (loss) income	12,675	882	5,325	(726)	18,156
Interest expense, net	(6,923)	—	(3,270)	—	(10,193)
Interest expense - unrealized loss on debt conversion option	(11,340)	—	—	—	(11,340)
Other income	—	—	442	—	442
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(5,588)	882	2,497	(726)	(2,935)
Income taxes	(3,642)	(297)	(645)	211	(4,373)
Equity in earnings of subsidiaries	1,922	36	—	(1,958)	—
Equity in earnings of joint venture	3,008	—	—	—	3,008
Net (loss) income	$(4,300)	$621	$1,852	$(2,473)	$(4,300)
Comprehensive (loss) income	$(1,076)	$617	$5,185	$(5,802)	$(1,076)

Condensed Consolidating Statement of Cash Flows For the Period ended March 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(10,622)	$(720)	$(3,886)	$4,606	$(10,622)
Equity in losses (earnings) of subsidiaries	4,485	121	—	(4,606)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	42,892	185	130	—	43,207
Net cash from (used in) operating activities	36,755	(414)	(3,756)	—	32,585
Investing activities:
Capital expenditures	(578)	(1,191)	(112)	—	(1,881)
Other investing activities, net	463	5	—	—	468
Net cash used in investing activities	(115)	(1,186)	(112)	—	(1,413)
Financing activities:
Proceeds from long-term debt	106,500	—	—	—	106,500
Repayments of long-term debt	(137,107)	—	(762)	—	(137,869)
Net intercompany (repayments) borrowings	(6,357)	1,728	4,629	—	—
Other financing	651	—	—	—	651
Net cash (used in) from financing activities	(36,313)	1,728	3,867	—	(30,718)
Effect of exchange rate changes on cash and cash equivalents	—	—	(691)	—	(691)
Increase (decrease) in cash and cash equivalents	327	128	(692)	—	(237)
Cash and cash equivalents - beginning of year	3,332	1,677	16,598	—	21,607
Cash and cash equivalents - end of period	$3,659	$1,805	$15,906	$—	$21,370

Condensed Consolidating Statement of Cash Flows For the Period ended March 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(4,300)	$621	$1,852	$(2,473)	$(4,300)
Equity in (earnings) losses of subsidiaries	(1,922)	(36)	—	1,958	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	(9,564)	(4,616)	(6,395)	515	(20,060)
Net cash used in operating activities	(15,786)	(4,031)	(4,543)	—	(24,360)
Investing activities:
Capital expenditures	(1,986)	(482)	(656)	—	(3,124)
Net cash used in investing activities	(1,986)	(482)	(656)	—	(3,124)
Financing activities:
Proceeds from long-term debt	139,749	—	10,479	—	150,228
Repayments of long-term debt	(120,366)	(16)	(15,023)	—	(135,405)
Payment of debt issue costs	(1,313)	—	—	—	(1,313)
Net intercompany (repayments) borrowings	(10,532)	6,224	4,308	—	—
Net cash from (used in) financing activities	7,538	6,208	(236)	—	13,510
Effect of exchange rate changes on cash and cash equivalents	—	—	4	—	4
(Decrease) increase in cash and cash equivalents	(10,234)	1,695	(5,431)	—	(13,970)
Cash and cash equivalents - beginning of year	11,534	582	18,408	—	30,524
Cash and cash equivalents - end of period	$1,300	$2,277	$12,977	$—	$16,554

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts in millions except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Condensed Consolidated Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced a decrease in demand from its customer base in the first quarter of 2013 compared to the first quarter of 2012 in the Metals segment and a increase in demand in the Plastics segment.
Metals segment sales decreased 22.1% from the first quarter of 2012. Average tons sold per day decreased 20.0% compared to the prior year quarter, which was primarily driven by decreases in SBQ bar, alloy bar, carbon bar and tubing products. Virtually all key end-use markets experienced weaker demand in the first quarter of 2013 compared to 2012.
The Company’s Plastics segment reported a sales increase of 10.6% compared to the first quarter of 2012 due to increased volume and pricing reflecting continued strength in the automotive sector, as well as increases in life science and marine business.
Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2011 through the first quarter of 2013. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2011	61.1	56.4	51.0	52.4
2012	53.3	52.7	50.3	50.6
2013	52.9
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

Results of Operations: First quarter 2013 Comparisons to First quarter 2012
Consolidated results by business segment are summarized in the following table for the quarter ended March 31, 2013 and 2012.

			Fav/(Unfav)
	2013	2012	$ Change	% Change
Net Sales
Metals	$258.4	$331.9	$(73.5)	(22.1)%
Plastics	34.3	31.0	3.3	10.6%
Total Net Sales	$292.7	$362.9	$(70.2)	(19.3)%
Cost of Materials
Metals	$195.0	$242.1	$47.1	19.5%
% of Metals Sales	75.5%	72.9%
Plastics	24.4	21.8	(2.6)	(11.9)%
% of Plastics Sales	71.1%	70.3%
Total Cost of Materials	$219.4	$263.9	$44.5	16.9%
% of Total Sales	75.0%	72.7%
Operating Costs and Expenses
Metals	$63.7	$69.6	$5.9	8.5%
Plastics	8.7	8.7	—	—%
Other	1.9	2.5	0.6	24.0%
Total Operating Costs & Expenses	$74.3	$80.8	$6.5	8.0%
% of Total Sales	25.4%	22.3%
Operating Income
Metals	$(0.3)	$20.2	$(20.5)	(101.5)%
% of Metals Sales	(0.1)%	6.1%
Plastics	1.2	0.5	0.7	140.0%
% of Plastics Sales	3.5%	1.6%
Other	(1.9)	(2.5)	0.6	24.0%
Total Operating Income	$(1.0)	$18.2	$(19.2)	(105.5)%
% of Total Sales	(0.3)%	5.0%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $292.7 million, a decrease of $70.2 million, or 19.3%, compared to the first quarter of 2012. Metals segment sales during the first quarter of 2013 of $258.4 million were $73.5 million, or 22.1%, lower than the same period last year as virtually all key end-use markets experienced softer demand due to weaker conditions in the overall economy compared to the first quarter of 2012. The decline in sales in the Metals segment was primarily the result of a decrease in demand for the period. Average tons sold per day decreased 20.0% compared to the prior year quarter, which was primarily driven by decreases in SBQ bar, alloy bar, carbon bar and tubing products.
Plastics segment sales during the first quarter of 2013 of $34.3 million were $3.3 million, or 10.6% higher than the first quarter of 2012 due to higher sales volume and pricing reflecting continued strength in the automotive sector, as well as increases in life science and marine business compared to the prior year period.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first quarter of 2013 was $219.4 million, a decrease of $44.5 million, or 16.9%, compared to the first quarter of 2012. Material costs for the Metals segment for the first quarter of 2013 were $195.0 million, or 75.5% as a percent of net sales, compared to $242.1 million, or 72.9% as a percent of net sales, for the first quarter of 2012. Cost of materials in the Metals segment decreased $47.1 million compared to the first quarter of 2012 primarily as a result of the decrease in demand from the prior year period. First quarter 2013 results include $1.3 million of realized and unrealized losses on commodity hedges compared to a $0.4 million gain in the prior year period. The Metals segment recorded LIFO expense of $0.7 million in the first quarter of 2013 compared to LIFO expense of $4.6 million in the first quarter of 2012. In addition, restructuring charges of $0.8 million impacted the 2013 first quarter results. Material costs for the Plastics segment of 71.1% as a percent of net sales for the first quarter of 2013 were higher than 70.3% for the same period last year due to higher costs experienced in the automotive sector of the business.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses decreased $6.5 million, or 8.0%, compared to the first quarter of 2012. Operating costs and expenses were $74.3 million, or 25.4% of net sales, compared to $80.8 million, or 22.3% of net sales during the first quarter of 2012. Charges of $2.2 million associated with the Company's restructuring were included in operating expenses for the first quarter of 2013 compared to no such charges in the prior year period. All restructuring charges impacting operating expenses were cash related and were in-line with the Company's expectations.
The decrease in operating expenses for the first quarter of 2013 compared to the first quarter of 2012 primarily relates to the following:

•
Warehouse, processing and delivery costs decreased by approximately $2.9 million primarily as a result of the decrease in sales activity in the Metals segment for the period and a decrease of $1.6 million in compensation and benefit costs;

•
Sales, general and administrative costs decreased by $5.8 million primarily as a result of a decline of $3.9 million in benefits and compensation costs, partially offset by an increase in severance charges of $1.3 million related to the restructuring activities during the quarter;

•	Depreciation and amortization expense of $6.6 million was consistent with the prior year quarter.
Consolidated operating loss for the first quarter of 2013 was $1.0 million compared to operating income of $18.2 million for the same period last year. The Company’s first quarter 2013 operating loss as a percent of net sales was (0.3)% compared to 5.0% in the first quarter of 2012.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $10.2 million in the first quarter of 2013, a decrease of $11.3 million versus the same period last year as a result of the decrease in interest charges associated with the unrealized loss on the conversion option associated with the convertible debt, which is no longer required to be marked-to-market through earnings.
Other expense related to foreign currency transaction losses was $2.3 million in the first quarter of 2013 compared to other income of $0.4 million for foreign currency transaction gains for the same period last year. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada, respectively.
The Company recorded an income tax benefit of $1.4 million for the quarter ended March 31, 2013 compared to tax expense of $4.4 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income tax expense’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended March 31, 2013 and 2012 were 10.2% and 149.0%, respectively. The change in the effective tax rate compared to the first quarter of 2012 was primarily the result of the restructuring charges being treated as discrete in the quarter ended March 31, 2013 and the non-deductibility of the unrealized loss on the conversion option associated with the convertible debt in the first quarter of 2012, as well as the change in the geographical mix of income.
Equity in earnings of the Company’s joint venture was $1.5 million in the first quarter of 2013, which was $1.5 million less than the same period last year. Lower demand and pricing for Kreher’s products compared to the same period last year was the primary factor contributing to the decrease in equity in earnings of the Company’s joint venture.

Consolidated net loss for the first quarter of 2013 was $10.6 million, or $0.46 per diluted share, compared to a net loss of $4.3 million, or $0.19 per diluted share, for the same period in 2012.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $0.2 million for the three months ended March 31, 2013 compared to a decrease of $14.0 million for the same period last year.
The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash from operations for the three months ended March 31, 2013 was $32.6 million compared to cash used in operations of $24.4 million for the three months ended March 31, 2012. Specific components of the change in working capital are highlighted below:

•
During the three months ended March 31, 2013, net sales exceeded cash receipts from customers resulting in an $25.8 million cash flow use due to an increase in accounts receivable compared to a $15.5 million cash flow use for the same period last year. Net sales decreased 19.3% from the same period last year. Average receivable days outstanding was 50.5 days for the three months ended March 31, 2013 compared to 47.8 for the three months ended March 31, 2012.

•
During the three months ended March 31, 2013, sales of inventory exceeded inventory purchases resulting in a $32.3 million cash flow source due to a decrease in inventory compared to a $60.7 million cash flow use due to an increase in inventory for the three months ended March 31, 2012. Average days sales in inventory was 173.4 days for the three months ended March 31, 2013 compared to 155.1 days for the three months ended March 31, 2012.

•
During the three months ended March 31, 2013, purchases exceeded cash paid for inventories and other goods and services resulting in a $29.6 million cash flow source due to a net increase in accounts payable and accrued liabilities compared to a $38.7 million cash flow source due to a net increase in accounts payable and accrued liabilities for the same period last year. Accounts payable days outstanding was 35.7 days for the first quarter of 2013 compared to 49.9 days for the same period last year.

In December 2011, in conjunction with the acquisition of Tube Supply, the Company issued $225.0 million aggregate principal amount of 12.75% Senior Secured Notes due 2016, $57.5 million aggregate principal amount of 7.0% Convertible Senior Notes due 2017 and entered into a $100.0 million senior secured asset based revolving credit facility (the “Revolving Credit Facility”). Net proceeds of $304.6 million were used to complete the Acquisition, pay-off amounts outstanding under our previous credit agreement and for general corporate purposes.
Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments), acquisitions and dividend payments. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Agreement. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from certain business opportunities such as, making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10.0 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“cash dominion”). Based on the Company’s cash projections, it does not anticipate a scenario whereby cash dominion would occur during the next twelve months.
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at March 31, 2013 were $21.4 million, and the Company had $81.8 million of available borrowing capacity under its Revolving Credit Facility. Approximately 26% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.

Working capital at March 31, 2013 was $345.7 million compared to $379.3 million at December 31, 2012. The decrease in working capital is primarily due to lower inventory of $33.5 million, higher account payable of $20.6 million and higher accrued liabilities of $6.5 million partially offset by higher accounts receivable of $25.2 million from December 31, 2012 to March 31, 2013.
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 44.9% at March 31, 2013 and 46.8% at December 31, 2012. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. Going forward, as and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
Cash paid for capital expenditures for the three months ended March 31, 2013 was $1.9 million, a decrease of $1.2 million compared to the same period last year. Management believes that annual capital expenditures will be between $12.0 million and $14.0 million in 2013.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2013	$0.3
2014	0.4
2015	8.6
2016	225.2
2017	57.5
2018 and beyond	—
Total debt	$292.0
As of March 31, 2013, the Company had $6.8 million of irrevocable letters of credit outstanding, which primarily consisted of $4.0 million for collateral associated with commodity hedges and $2.0 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2012. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2012 for further discussion of such risks.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
(Amounts in thousands)
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company has evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company continues to investigate the alleged quality defects.  Based on the limited information available at this time, as of March 31, 2013, the Company preliminarily estimates that it may incur costs associated with these claims ranging from $325 to $1,250.  At the present time, the Company cannot conclude that any amount within the range is a better estimate than any other.  The Company believes amounts paid to customers, if any, will be recoverable from the original supplier of the products.  There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range of loss, or that the Company will be able to recover any amounts from the original supplier of the products.
In 2011, the Company determined that it inadvertently exported certain aluminum alloy bar that are listed on the U.S. Bureau of Industry and Security's (BIS) Commerce Control List to countries where there is an export license requirement if an exception is not otherwise available. The exports, which occurred in 2011, had a total transaction value of approximately $13 and were made without export licenses. The exports involved five shipments to the Company's wholly-owned subsidiary in China and to a customer in the Philippines. In response thereto, the Company submitted a voluntary self-disclosure describing the nature of these shipments to the Office of Export Enforcement of the Department of Commerce (OEE) in accordance with applicable Export Administration Regulations. In March 2013, OEE notified the Company it had completed its review of this matter and decided not to refer the matter for criminal or administrative prosecution and closed the matter by issuing a warning letter to the Company. No monetary penalties were assessed against the Company by OEE.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On January 2, 2013, receipt of approximately 500 shares was deferred as payment for the board compensation. The shares were acquired at a price of $15.00 per share, which represented the closing price of the Company's common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

The table below presents shares of the Company's common stock which were acquired by the Company during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1 through January 31	—	—	—	—
February 1 through February 28	—	—	—	—
March 1 through March 31	30,043	$16.30	—	—
Total	30,043	$16.30	—	—

(1) The total number of shares purchased represents shares acquired by the Company in connection with our equity compensation plans which allow participants to use shares to satisfy tax liabilities arising from the distribution of restricted stock units.

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

A. M. Castle & Co.
(Registrant)
Date: May 2, 2013	By:	/s/ Patrick R. Anderson
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