Form 10-K/A
period 2012-12-31
CASTLE A M & CO
filed 2013-06-25
CIK 18172

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
Registrant's telephone number, including area code: (847) 455-7111
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is $185,316,143.
The number of shares outstanding of the registrant's common stock on March 1, 2013 was 23,209,389 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be April 25, 2013	Part III

EXPLANATORY NOTE

A. M. Castle & Co. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2013 (the “Original Filing”), solely for the purpose of correcting a typographical error in Exhibit 23.2, Consent of Grant Thornton LLP (the “Consent”). The Consent in the Original Filing incorrectly identified the date of Grant Thornton LLP's audit report as February 20, 2013. The correct date of the audit report included in the Original Filing is February 18, 2013, and a new consent with the correct date is filed herewith as Exhibit 23.2.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also includes, as exhibits, new certifications of the Chief Executive Officer and the Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes are being made to the Company's Original Filing. This Amendment does not reflect events occurring after the Original Filing and does not modify, update or change the disclosures contained in the Original Filing in any way other than as described in this Explanatory Note. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's filings made with the SEC subsequent to the date of such Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Vice President-Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date:	June 25, 2013

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

2.1	Stock Purchase Agreement dated as of August 12, 2006 by and among A. M. Castle & Co. and Transtar Holdings #2, LLC. Filed as Exhibit 2.1 to Form 8-K filed August 17, 2006. Commission File No. 1-5415.	-

2.2	Stock Purchase Agreement, dated November 9, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, Inc. Filed as Exhibit 2.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	-

2.3	Agreement and Amendment, dated December 15, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, Tube Supply, Inc. and A.M. Castle & Co. (Canada) Inc. Filed as Exhibit 2.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	-

2.4	Second Amendment to the Stock Purchase Agreement, dated January 13, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.3 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	-

2.5	Third Amendment to the Stock Purchase Agreement, dated May 11, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.4 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	-

2.6	Fourth Amendment to the Stock Purchase Agreement, dated September 13, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.).	-

2.7	Fifth Amendment to the Stock Purchase Agreement, dated November 14, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.).	-

3.1	Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed on May 3, 2012. Commission File No. 1-5415.	-

3.2	By-Laws of the Company as amended on October 28, 2010. Filed as Exhibit 3.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2010, which was filed on November 5, 2010. Commission File No. 1-5415.	-

3.3	Articles Supplementary of the Company. Filed as Exhibit 3.1 to Form 8-A filed on September 6, 2012. Commission File No. 1-5415.	-

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Filed as Exhibit 4.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	-

4.2	Indenture, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	-

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 31, 2012. Commission File No. 1-05415.	-

10.1*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.	-

10.2*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.	-

Exhibit No.	Description	Page
10.3*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.	-

10.4*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.	-

10.5*	A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan, as amended and restated as of December 9, 2010. Filed as Exhibit 10.25 to Annual Report on Form 8-K filed on December 15, 2010. Commission File No. 1-5415.	-

10.6*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	-

10.7*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	-

10.8*	A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	-

10.9*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.14 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	-

10.10*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	-

10.11*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2009. Commission File No. 1-5415.	-

10.12*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.	-

10.13*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	-

10.14*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	-

10.15*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	-

10.16*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	-

10.17*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.	-

10.18*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.	-

10.19*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	-

Exhibit No.	Description	Page
10.20*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	-

10.21*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	-

10.22*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.	-

10.23*	2008 A. M. Castle & Co. Omnibus Incentive Plan, as amended and restated as of April 28, 2011. Filed as Exhibit 10.30 to Form 8-K filed May 3, 2011. Commission File No. 1-5415.	-

10.24*	Stephen V. Hooks Executive Retention and Severance Agreement, dated October 27, 2011. Filed as Exhibit 10.31 to Form 8-K filed November 1, 2011. Commission File No. 1-5415.	-

10.25	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	-

10.26	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties. Filed as Exhibit 10.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	-

10.27	Registration Rights Agreement, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and Jefferies & Company, Inc., as initial purchaser, for the benefit of the Holders of the Notes. Filed as Exhibit 10.3 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	-

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
-

10.29*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.29 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	-

10.30*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012. Filed as Exhibit 10.30 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	-

10.31*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.31 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	-

10.32*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.32 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	-

10.33*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.33 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	-

10.34*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.34 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	-

Exhibit No.	Description	Page
10.35*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.35 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	-

10.36*	Offer of Chief Commercial Officer dated December 28, 2012, between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.36 to Form 8-K filed January 22, 2013. Commission File No. 1-5415.	-

21.1+	Subsidiaries of Registrant.	-

23.1+	Consent of Deloitte & Touche LLP.	-

23.2	Consent of Grant Thornton LLP.	EX-1

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	EX-2

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	EX-3

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	EX-4

101.INS++	XBRL Instance Document.	-

101.SCH++	XBRL Taxonomy Extension Schema Document.	-

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.	-

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.	-

101.LAB++	XBRL Taxonomy Label Linkbase Document.	-

101.PRE++	XBRL Taxonomy Presentation Linkbase Document.	-

*	These agreements are considered a compensatory plan or arrangement.
+	Previously filed.
++	Previously furnished.