Form 10-Q
period 2013-06-30
CASTLE A M & CO
filed 2013-07-31
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2013 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2013
Common Stock, $0.01 Par Value	23,349,570 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$33,184	$21,607
Accounts receivable, less allowances of $3,489 and $3,529	151,993	138,311
Inventories, principally on last-in first-out basis (replacement cost higher by $137,147 and $139,940)	246,862	303,772
Prepaid expenses and other current assets	11,562	11,369
Deferred income taxes	11,947	3,723
Income tax receivable	8,332	7,596
Total current assets	463,880	486,378
Investment in joint venture	38,727	38,854
Goodwill	69,513	70,300
Intangible assets	75,603	82,477
Prepaid pension cost	14,198	12,891
Other assets	18,508	18,266
Property, plant and equipment
Land	4,922	5,195
Building	52,912	52,884
Machinery and equipment	175,424	178,664
Property, plant and equipment, at cost	233,258	236,743
Less - accumulated depreciation	(156,918)	(157,103)
Property, plant and equipment, net	76,340	79,640
Total assets	$756,769	$788,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,205	$67,990
Accrued liabilities	37,814	36,564
Income taxes payable	960	1,563
Current portion of long-term debt	398	415
Short-term debt	—	500
Total current liabilities	126,377	107,032
Long-term debt, less current portion	258,366	296,154
Deferred income taxes	31,104	32,350
Other non-current liabilities	6,808	5,279
Pension and post retirement benefit obligations	10,835	10,651
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,452 shares issued and 23,350 outstanding at June 30, 2013 and 23,211 shares issued and 23,152 outstanding at December 31, 2012	234	232
Additional paid-in capital	222,597	219,619
Retained earnings	124,818	139,239
Accumulated other comprehensive loss	(22,881)	(21,071)
Treasury stock, at cost—102 shares at June 30, 2013 and 59 shares at December 31, 2012	(1,489)	(679)
Total stockholders’ equity	323,279	337,340
Total liabilities and stockholders’ equity	$756,769	$788,806
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$273,410	$329,392	$566,124	$692,308
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	201,461	240,681	420,892	504,648
Warehouse, processing and delivery expense	35,820	38,474	71,404	77,000
Sales, general and administrative expense	27,666	34,203	57,542	69,857
Restructuring charges	5,593	—	7,818	—
Depreciation and amortization expense	6,633	6,474	13,204	13,087
Operating (loss) income	(3,763)	9,560	(4,736)	27,716
Interest expense, net	(10,090)	(9,964)	(20,278)	(20,157)
Interest expense - unrealized loss on debt conversion option	—	(4,257)	—	(15,597)
Other income (expense)	745	(691)	(1,554)	(249)
Loss before income taxes and equity in earnings of joint venture	(13,108)	(5,352)	(26,568)	(8,287)
Income taxes	7,815	641	9,184	(3,732)
Loss before equity in earnings of joint venture	(5,293)	(4,711)	(17,384)	(12,019)
Equity in earnings of joint venture	1,494	1,733	2,963	4,741
Net loss	$(3,799)	$(2,978)	$(14,421)	$(7,278)

Basic loss per share	$(0.16)	$(0.13)	$(0.62)	$(0.32)
Diluted loss per share	$(0.16)	$(0.13)	$(0.62)	$(0.32)
Dividends per common share	$—	$—	$—	$—
Comprehensive loss	$(5,987)	$(6,462)	$(16,231)	$(7,538)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(14,421)	$(7,278)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,204	13,087
Amortization of deferred (gain) loss	(778)	15
Amortization of deferred financing costs and debt discount	3,443	3,028
Loss on sale of fixed assets	27	26
Unrealized loss on debt conversion option	—	15,597
Unrealized losses on commodity hedges	1,435	876
Equity in earnings of joint venture	(2,963)	(4,741)
Dividends from joint venture	3,091	1,465
Deferred tax benefit	(9,902)	(903)
Share-based compensation expense	1,051	1,943
Excess tax benefits from share-based payment arrangements	(471)	(63)
Increase (decrease) from changes in:
Accounts receivable	(14,728)	3,170
Inventories	55,380	(92,270)
Prepaid expenses and other current assets	(268)	(10,751)
Other assets	(537)	757
Prepaid pension costs	(174)	(905)
Accounts payable	20,736	61,735
Income taxes payable and receivable	(947)	4,174
Accrued liabilities	1,563	8,490
Postretirement benefit obligations and other liabilities	1,373	(3,081)
Net cash from (used in) operating activities	56,114	(5,629)
Investing activities:
Capital expenditures	(5,436)	(4,689)
Proceeds from sale of fixed assets	745	6
Net cash used in investing activities	(4,691)	(4,683)
Financing activities:
Short-term borrowings (repayments), net	(500)	500
Proceeds from long-term debt	115,300	337,135
Repayments of long-term debt	(155,169)	(336,120)
Payment of debt issue costs	—	(1,503)
Exercise of stock options	991	104
Excess tax benefits from share-based payment arrangements	471	63
Net cash (used in) from financing activities	(38,907)	179
Effect of exchange rate changes on cash and cash equivalents	(939)	58
Net change in cash and cash equivalents	11,577	(10,075)
Cash and cash equivalents - beginning of year	21,607	30,524
Cash and cash equivalents - end of period	$33,184	$20,449
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2012 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K, as amended. The 2013 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
Reclassification — To conform with current presentation, the Company has reclassified 2012 amounts related to foreign currency transaction gains (losses) to other income (expense) beginning in the first quarter of 2013. Such amounts were previously recorded in sales, general and administrative expense in the condensed consolidated statements of operations and other comprehensive loss. GAAP provides several alternatives for presenting foreign currency transaction gains (losses). The Company believes its new presentation will be most useful to investors as it is consistent with the way the Company views its operating performance internally and will also allow for better comparability of the Company's operating performance with certain companies within its industry.
Refer below for the impact on the presentation in the condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2012
	As Previously Reported	After Reclassification	As Previously Reported	After Reclassification
Sales, general and administrative expense	$34,894	$34,203	$70,106	$69,857
Other income (expense)	—	(691)	—	(249)
(2) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2013, the Company adopted Accounting Standards Update ("ASU") No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU require an entity to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities, including the effect or potential effect of rights of set off associated with an entity’s recognized assets and recognized liabilities within the scope of Topic 210. The adoption of this ASU did not have an impact on the Company's financial condition, liquidity or operating results. The disclosure requirements associated with the adoption of ASU 2011-11 are reflected in Note 5.

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
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(3,799)	$(2,978)	$(14,421)	$(7,278)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,212	22,989	23,152	22,963
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted earnings per share	23,212	22,989	23,152	22,963
Basic loss per share	$(0.16)	$(0.13)	$(0.62)	$(0.32)
Diluted loss per share	$(0.16)	$(0.13)	$(0.62)	$(0.32)
Excluded outstanding share-based awards having an anti-dilutive effect	1,083	916	1,083	916
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	2,265	651	2,208	438
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
For the three and six months ended June 30, 2013 and 2012, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net loss.

4) Debt
Short-term and long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
SHORT-TERM DEBT
Foreign	$—	$500
Total short-term debt	—	500
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	225,000	225,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 15, 2015	—	39,500
Other, primarily capital leases	1,197	1,400
Total long-term debt	283,697	323,400
Less: unamortized discount	(24,933)	(26,831)
Less: current portion	(398)	(415)
Total long-term portion	258,366	296,154
TOTAL SHORT-TERM AND LONG-TERM DEBT	$258,764	$297,069
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
Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase Secured Notes with certain of its excess cash flow (as defined in the indenture) for such fiscal year, commencing with the fiscal year ending December 31, 2012, at 103% of the principal amount thereof, plus accrued and unpaid interest. For the fiscal year ended December 31, 2012, the Company estimated excess cash flow (as defined in the indenture) to be approximately $17,000 and therefore, an offer to purchase Secured Notes was made on April 1, 2013. This offer expired on April 30, 2013 with no Secured Notes tendered.
Convertible Notes
The Convertible Note holders may convert their Convertible Notes during the three months immediately succeeding June 30, 2013 as the last reported sale price of the Company's common stock exceeded $13.36 for at least 20 of the last 30 consecutive trading days ending on June 30, 2013.  If any Convertible Notes were to be surrendered, the Company would settle them via a combination of cash and shares of its common stock.  If all the Convertible Notes were to be surrendered, the Company has estimated that it would deliver cash of $57,500 and issue approximately 2,295 shares of common stock.  Although the conversion of the Convertible Notes is outside the control of the Company at June 30, 2013, the discounted value of the outstanding Convertible Notes are classified as long-term debt in the Consolidated Balance Sheets at June 30, 2013 as the Company would have the ability and intent to utilize its revolving credit facility, which is classified as long-term, to settle the cash portion of the conversion.

Revolving Credit Facility
The weighted average interest rate for borrowings under the Revolving Credit Facility for the six months ended June 30, 2013 was 2.64%. As of June 30, 2013, there were no cash borrowings outstanding under the Revolving Credit Facility. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement. As of June 30, 2013, the Company’s excess availability of $89,834 was above such thresholds.
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
The Company’s pension plan asset portfolio as of June 30, 2013 and December 31, 2012 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of June 30, 2013 was estimated to be $260,100 compared to a carrying value of $218,982. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of June 30, 2013 was approximately $98,721 compared to a carrying value of $38,585. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at June 30, 2013 were as follows:

Company's stock price at the end of the period	$15.76
Expected volatility	29.2%
Credit spreads	6.32%
Risk-free interest rate	1.21%

Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At June 30, 2013, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At June 30, 2013, the notional value associated with forward contracts was $16,406. The Company recorded, through cost of materials, realized and unrealized losses of $874 and realized and unrealized losses of $2,173 for the three and six months ended June 30, 2013, respectively, and realized and unrealized losses of $1,387 and $1,011 for the three and six months ended June 30, 2012, respectively, as a result of the change in the fair value of the contracts. As of June 30, 2013, all commodity hedge contracts were in a liability position. As of December 31, 2012, a receivable of $19 associated with commodity hedge contracts was netted with the liability to derive the value disclosed in the table below. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2013
Derivative liability for commodity hedges	$—	$3,947	$—	$3,947
As of December 31, 2012
Derivative liability for commodity hedges	$—	$2,494	$—	$2,494
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
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2012. Management evaluates the performance of its business segments based on operating income.

Segment information for the three months ended June 30, 2013 and 2012 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2013
Metals segment	$239,450	$(2,576)	$3,520	$6,211
Plastics segment	33,960	720	309	422
Other (a)	—	(1,907)	—	—
Consolidated	$273,410	$(3,763)	$3,829	$6,633
2012
Metals segment	$297,244	$11,901	$1,668	$6,117
Plastics segment	32,148	1,064	370	357
Other (a)	—	(3,405)	—	—
Consolidated	$329,392	$9,560	$2,038	$6,474
Segment information for the six months ended June 30, 2013 and 2012 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2013
Metals segment	$497,830	$(2,851)	$4,647	$12,376
Plastics segment	68,294	1,901	789	828
Other (a)	—	(3,786)	—	—
Consolidated	$566,124	$(4,736)	$5,436	$13,204
2012
Metals segment	$629,136	$32,012	$3,320	$12,423
Plastics segment	63,172	1,601	771	664
Other (a)	—	(5,897)	—	—
Consolidated	$692,308	$27,716	$4,091	$13,087

(a)	“Other” – Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated loss before income taxes for the three months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Operating (loss) income	$(3,763)	$9,560
Interest expense, net	(10,090)	(9,964)
Interest expense - unrealized loss on debt conversion option	—	(4,257)
Other income (expense)	745	(691)
Loss before income taxes and equity in earnings of joint venture	(13,108)	(5,352)
Equity in earnings of joint venture	1,494	1,733
Consolidated loss before income taxes	$(11,614)	$(3,619)

Below are reconciliations of segment data to consolidated loss before income taxes for the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Operating (loss) income	$(4,736)	$27,716
Interest expense, net	(20,278)	(20,157)
Interest expense - unrealized loss on debt conversion option	—	(15,597)
Other income (expense)	(1,554)	(249)
Loss before income taxes and equity in earnings of joint venture	(26,568)	(8,287)
Equity in earnings of joint venture	2,963	4,741
Consolidated loss before income taxes	$(23,605)	$(3,546)

Segment information for total assets is as follows:

	June 30, 2013	December 31, 2012
Metals segment	$659,643	$693,803
Plastics segment	58,399	56,149
Other (a)	38,727	38,854
Consolidated	$756,769	$788,806

(a)	“Other” — Total assets consist of the Company's investment in joint venture.
(7) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the six months ended June 30, 2013 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2013
Goodwill	$117,544	$12,973	$130,517
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of January 1, 2013	57,327	12,973	70,300
Currency valuation	(787)	—	(787)
Balance as of June 30, 2013
Goodwill	116,757	12,973	129,730
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of June 30, 2013	$56,540	$12,973	$69,513
The Company’s annual test for goodwill impairment is completed as of January 1st each year. Based on the January 1, 2013 test, the Company determined that there was no impairment of goodwill. Due to organizational structure changes resulting from the Company's restructuring activities announced in January 2013, the Company combined the reporting units that previously comprised its Metals segment into a single reporting unit for purposes of goodwill impairment testing. The Company’s year-to-date operating results, among other factors, are considered in determining whether it is more-likely-than-not that the fair value for either of the two reporting units has declined below their respective carrying values, which would require the Company to perform an interim goodwill impairment test. Taking into consideration the results for three and the six months ended June 30, 2013 in which the Company experienced lower than anticipated demand, management does not believe it is more-likely-than-not that the fair value of either reporting unit has declined below carrying value. If the lower demand continues for a sustained period, this could change management's expectations of future financial results and/or key valuation assumptions used in determining the fair value of its reporting units, which could result in a goodwill impairment.

The following table summarizes the components of intangible assets:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$118,034	$50,090	$119,118	$45,317
Non-compete agreements	3,888	3,403	3,888	3,235
Trade name	8,054	1,561	8,297	1,188
Developed technology	1,400	719	1,400	486
Total	$131,376	$55,773	$132,703	$50,226

Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.

For the three months ended June 30, 2013 and 2012, the aggregate amortization expense was $2,955 and $2,956, respectively. For the six months ended June 30, 2013 and 2012, the aggregate amortization expense was $5,911 and $5,918, respectively.
The following is a summary of the estimated annual amortization expense for 2013 and each of the next 4 years:

2013	$11,756
2014	11,722
2015	10,956
2016	10,956
2017	8,932
(8) Inventories
Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2013, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $137,147 and $139,940 at June 30, 2013 and December 31, 2012, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(9) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of June 30, 2013 associated with all share-based payment arrangements is $6,537 and the weighted average period over which it is to be expensed is 1.4 years.
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
PSUs containing a non-market-based performance condition - The potential award for PSUs containing a non-market-based performance condition is determined based on the Company’s average actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) (as defined in the 2013 LTC Plan) for the three-year performance period beginning on January 1st of the year of grant. Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals and award distributions twice the target can be achieved if the maximum goals are met or exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair-value of the PSUs containing a non-market-based performance condition was established using the market price of the Company’s stock on the date of grant.
The award information associated with market and non-market-based performance condition awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
Market-based performance condition	$24.74	183	183
Non-market-based performance condition	$16.29	—	183

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
Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss for the three months ended June 30, 2013 and 2012 is as follows:

	June 30,
	2013	2012
Net loss	$(3,799)	$(2,978)
Foreign currency translation loss	(2,533)	(3,374)
Pension cost amortization, net of tax	345	(110)
Total comprehensive loss	$(5,987)	$(6,462)

The Company’s comprehensive loss for the six months ended June 30, 2013 and 2012 is as follows:

	June 30,
	2013	2012
Net loss	$(14,421)	$(7,278)
Foreign currency translation loss	(2,500)	(41)
Pension cost amortization, net of tax	690	(219)
Total comprehensive loss	$(16,231)	$(7,538)

The components of accumulated other comprehensive loss is as follows:

	June 30, 2013	December 31, 2012
Foreign currency translation losses	$(4,822)	$(2,322)
Unrecognized pension and postretirement benefit costs, net of tax	(18,059)	(18,749)
Total accumulated other comprehensive loss	$(22,881)	$(21,071)

Changes in accumulated other comprehensive loss by component for the three months ended June 30, 2013 are as follows:

	Defined Benefit Pension and Postretirement Items	Foreign Currency Items	Total
Balance as of April 1, 2013	$(18,404)	$(2,289)	$(20,693)
Other comprehensive loss before reclassifications	—	(2,533)	(2,533)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	345	—	345
Net current period other comprehensive loss	345	(2,533)	(2,188)
Balance as of June 30, 2013	$(18,059)	$(4,822)	$(22,881)

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 are as follows:

	Defined Benefit Pension and Postretirement Items	Foreign Currency Items	Total
Balance as of January 1, 2013	$(18,749)	$(2,322)	$(21,071)
Other comprehensive loss before reclassifications	—	(2,500)	(2,500)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	690	—	690
Net current period other comprehensive loss	690	(2,500)	(1,810)
Balance as of June 30, 2013	$(18,059)	$(4,822)	$(22,881)
(a) See the table below for details of reclassification from accumulated other comprehensive loss for the three and six months ended June 30, 2013, respectively.

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2013 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three months ended June 30, 2013	Six months ended June 30, 2013
Amortization of defined benefit pension and postretirement items
Prior service cost (b)	$(81)	$(162)
Actuarial loss (b)	(485)	(970)
Total before Tax	(566)	(1,132)
Tax benefit	221	442
Total reclassifications for the period, net of tax	$(345)	$(690)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost for the three and six months ended June 30, 2013, respectively (see Note 11 for additional details).

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost (credit) for the three months ended June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
Service cost	$213	$192
Interest cost	1,619	1,750
Expected return on assets	(2,320)	(2,464)
Amortization of prior service cost	81	81
Amortization of actuarial loss	485	149
Net periodic pension and postretirement benefit cost (credit)	$78	$(292)
Contributions paid	$—	$—

Components of the net periodic pension and postretirement benefit cost (credit) for the six months ended June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
Service cost	$426	$384
Interest cost	3,238	3,500
Expected return on assets	(4,640)	(4,928)
Amortization of prior service cost	162	162
Amortization of actuarial loss	970	298
Net periodic pension and postretirement benefit cost (credit)	$156	$(584)
Contributions paid	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2013.
(12) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Net sales	$57,451	$67,662
Cost of materials	48,152	56,267
Income before taxes	3,695	4,433
Net income	2,988	3,466

The following information summarizes financial data for this joint venture for the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Net sales	$114,780	$144,467
Cost of materials	96,371	119,665
Income before taxes	7,051	11,534
Net income	5,926	9,482
(13) Commitments and Contingent Liabilities
As of June 30, 2013, the Company had $6,701 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,901 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
The Company is party to a variety of legal proceedings arising from the operation of its business. These proceedings are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of management, based upon the information available at this time, that the currently expected outcome of these proceedings will not have a material effect on the consolidated results of operations, financial condition or cash flows of the Company, except as noted below.

During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company has evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company continues to investigate the alleged quality defects and the total amount that may be subject to warranty and other customer claims.  Based on the information available as of June 30, 2013, the Company estimates that it may incur costs associated with these claims ranging from $325 to $1,250.  Within this range, the Company's best estimate of the probable loss resulting from these claims is $650 of which approximately $350 and $650 are included in gross material margin for the three and six months ended June 30, 2013, respectively. The Company believes that amounts paid to customers will be recoverable from the original supplier of the products.  There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range of loss, or that the Company will be able to recover any amounts from the original supplier of the products.
(14) Restructuring Charges
As part of the Company's efforts to adapt operations to market conditions, restructuring activities related to the Company's organizational structure and operations were announced during January of 2013. The charges associated with the restructuring activities are included in the Company's Metals segment and in the Company's 'Other' segment which includes the costs of the executive, legal, and finance departments shared by both the Metals and Plastics segments.
The charges incurred during the first half of 2013 were comprised of employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs, moving costs and other exit costs associated with five plant consolidations. All of the lease termination costs were recognized in the second quarter of 2013.

Below is a summary of the total restructuring charges incurred in the three and six months ended June 30, 2013. Charges incurred in the six months ended June 30, 2013 represent the cumulative amount incurred to date.

	Charges incurred during the
	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Employee termination and related benefits	$816	$2,214
Lease termination costs	1,830	1,830
Moving costs associated with plant consolidations	2,674	3,459
Other exit costs	273	315
Inventory write-offs	479	1,236
Total	$6,072	$9,054
Approximately $1,000 of additional charges, primarily associated with other exit costs, are expected to be incurred during the remainder of 2013.

The restructuring reserve activity for the six months ended June 30, 2013 is summarized below:

		Period Activity
	Balance as of January 1	Charges (a)	Cash payments	Impairment	Balance as of June 30 (b)
Employee termination and related benefits	$—	$2,214	$(1,272)	$—	$942
Lease termination costs	—	1,830	(58)	—	1,772
Moving costs associated with plant consolidations	—	3,459	(3,290)	(169)	—
Other exit costs	—	315	(164)	—	151
Inventory write-offs	—	1,236	—	(1,236)	—
Total	$—	$9,054	$(4,784)	$(1,405)	$2,865
(a) Costs associated with the write-off of inventory are included in cost of materials in the condensed consolidated statements of operations and comprehensive loss. All other costs are recorded to the restructuring charges line item within the condensed consolidated statements of operations and comprehensive loss as they are incurred.
(b) Cash payments are expected to be made during the third and fourth quarters of 2013 for all the restructuring reserve activity except for the lease termination costs. Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.
(15) Income Taxes
The reported effective tax rate for the three months ended June 30, 2013 and 2012 was 59.6% and 12.0%, respectively. The reported tax rate for six months ended June 30, 2013 and 2012 was 34.6% and 45.0% , respectively. The change in the effective tax rate was primarily the result of a change in the geographical mix of income (loss). The Company accounted for the restructuring costs incurred during the three and six months ended June 30, 2013 as discrete for interim income tax accounting purposes. The income tax benefit and income tax expense in the three and six months ended June 30, 2012, respectively, was impacted by the non-deductible unrealized loss on the conversion option associated with the Convertible Notes recorded in 2012.
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

Condensed Consolidating Balance Sheet As of June 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$13,313	$1,570	$18,301	$—	$33,184
Accounts receivable, less allowance for doubtful accounts	66,154	37,798	48,041	—	151,993
Receivables from affiliates	1,274	1,693	—	(2,967)	—
Inventories	143,744	35,155	68,031	(68)	246,862
Prepaid expenses and other current assets	23,604	(1,137)	9,576	(202)	31,841
Total current assets	248,089	75,079	143,949	(3,237)	463,880
Investment in joint venture	38,727	—	—	—	38,727
Goodwill	12,921	41,556	15,036	—	69,513
Intangible assets	32,394	25,291	17,918	—	75,603
Other assets	28,330	101	4,275	—	32,706
Investment in subsidiaries	248,767	9,510	—	(258,277)	—
Receivables from affiliates	62,288	89,415	5,704	(157,407)	—
Property, plant and equipment, net	48,442	15,406	12,492	—	76,340
Total assets	$719,958	$256,358	$199,374	$(418,921)	$756,769
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$56,263	$14,962	$15,980	$—	$87,205
Payables due to affiliates	1,576	253	1,138	(2,967)	—
Other current liabilities	26,437	4,491	7,846	—	38,774
Current portion of long-term debt and short-term debt	371	—	27	—	398
Total current liabilities	84,647	19,706	24,991	(2,967)	126,377
Long-term debt, less current portion	258,315	—	51	—	258,366
Payables due to affiliates	25,792	6,971	124,644	(157,407)	—
Deferred income taxes	13,559	18,615	(1,070)	—	31,104
Other non-current liabilities	14,366	2,629	648	—	17,643
Stockholders’ equity	323,279	208,437	50,110	(258,547)	323,279
Total liabilities and stockholders’ equity	$719,958	$256,358	$199,374	$(418,921)	$756,769

Condensed Consolidating Balance Sheet As of December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,332	$1,677	$16,598	$—	$21,607
Accounts receivable, less allowance for doubtful accounts	60,293	34,037	43,981	—	138,311
Receivables from affiliates	95	1,118	668	(1,881)	—
Inventories	183,189	44,874	75,777	(68)	303,772
Prepaid expenses and other current assets	16,141	(1,490)	8,239	(202)	22,688
Total current assets	263,050	80,216	145,263	(2,151)	486,378
Investment in joint venture	38,854	—	—	—	38,854
Goodwill	12,921	41,556	15,823	—	70,300
Intangible assets	34,343	28,325	19,809	—	82,477
Other assets	28,142	(98)	3,113	—	31,157
Investment in subsidiaries	245,798	11,526	—	(257,324)	—
Receivables from affiliates	62,696	83,891	3,280	(149,867)	—
Property, plant and equipment, net	52,424	15,403	11,813	—	79,640
Total assets	$738,228	$260,819	$199,101	$(409,342)	$788,806
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$40,510	$13,434	$14,046	$—	$67,990
Payables due to affiliates	742	95	1,044	(1,881)	—
Other current liabilities	26,566	3,478	8,083	—	38,127
Current portion of long-term debt and short-term debt	386	1	528	—	915
Total current liabilities	68,204	17,008	23,701	(1,881)	107,032
Long-term debt, less current portion	292,086	—	4,068	—	296,154
Payables due to affiliates	12,114	11,994	125,759	(149,867)	—
Deferred income taxes	14,209	18,614	(473)	—	32,350
Other non-current liabilities	14,275	1,339	316	—	15,930
Stockholders’ equity	337,340	211,864	45,730	(257,594)	337,340
Total liabilities and stockholders’ equity	$738,228	$260,819	$199,101	$(409,342)	$788,806

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended June 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$152,504	$69,424	$58,612	$(7,130)	$273,410
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	110,690	52,323	45,578	(7,130)	201,461
Warehouse, processing and delivery expense	21,995	8,020	5,805	—	35,820
Sales, general and administrative expense	15,534	7,047	5,085	—	27,666
Restructuring charges	1,436	2,674	1,483	—	5,593
Depreciation and amortization expense	3,394	2,220	1,019	—	6,633
Operating (loss) income	(545)	(2,860)	(358)	—	(3,763)
Interest expense, net	(5,843)	—	(4,247)	—	(10,090)
Other income (expense)	—	—	745	—	745
Loss before income taxes and equity in earnings of subsidiaries and joint venture	(6,388)	(2,860)	(3,860)	—	(13,108)
Income taxes	(8,843)	2,048	14,610	—	7,815
Equity in earnings (losses) of subsidiaries	9,938	(889)	—	(9,049)	—
Equity in earnings of joint venture	1,494	—	—	—	1,494
Net (loss) income	(3,799)	(1,701)	10,750	(9,049)	(3,799)
Comprehensive (loss) income	$(5,987)	$(1,364)	$8,217	$(6,853)	$(5,987)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$200,681	$67,861	$70,439	$(9,589)	$329,392
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	147,387	49,001	54,025	(9,732)	240,681
Warehouse, processing and delivery expense	23,788	8,644	6,042	—	38,474
Sales, general and administrative expense	20,202	8,351	5,650	—	34,203
Depreciation and amortization expense	3,237	2,246	991	—	6,474
Operating income (loss)	6,067	(381)	3,731	143	9,560
Interest expense, net	(5,886)	—	(4,078)	—	(9,964)
Interest expense - unrealized loss on debt conversion option	(4,257)	—	—	—	(4,257)
Other income (expense)	—	—	(691)	—	(691)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(4,076)	(381)	(1,038)	143	(5,352)
Income taxes	122	252	267	—	641
Equity in earnings of subsidiaries	(757)	(277)	—	1,034	—
Equity in earnings of joint venture	1,733	—	—	—	1,733
Net (loss) income	$(2,978)	$(406)	$(771)	$1,177	$(2,978)
Comprehensive (loss) income	$(6,462)	$(686)	$(4,145)	$4,831	$(6,462)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Six Months Ended June 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$321,288	$137,996	$125,179	$(18,339)	$566,124
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	239,254	103,037	96,940	(18,339)	420,892
Warehouse, processing and delivery expense	43,293	16,322	11,789	—	71,404
Sales, general and administrative expense	32,233	14,477	10,832	—	57,542
Restructuring charges	2,683	3,247	1,888	—	7,818
Depreciation and amortization expense	6,695	4,464	2,045	—	13,204
Operating (loss) income	(2,870)	(3,551)	1,685	—	(4,736)
Interest expense, net	(11,834)	—	(8,444)	—	(20,278)
Other income (expense)	—	—	(1,554)	—	(1,554)
Loss before income taxes and equity in earnings of subsidiaries and joint venture	(14,704)	(3,551)	(8,313)	—	(26,568)
Income taxes	(8,133)	2,140	15,177	—	9,184
Equity in earnings (losses) of subsidiaries	5,453	(1,010)	—	(4,443)	—
Equity in earnings of joint venture	2,963	—	—	—	2,963
Net (loss) income	(14,421)	(2,421)	6,864	(4,443)	(14,421)
Comprehensive (loss) income	$(16,231)	$(3,450)	$4,364	$(914)	$(16,231)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Six Months Ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$426,400	$139,613	$147,634	$(21,339)	$692,308
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	311,616	100,788	113,000	(20,756)	504,648
Warehouse, processing and delivery expense	47,899	17,190	11,911	—	77,000
Sales, general and administrative expense	41,537	16,642	11,678	—	69,857
Depreciation and amortization expense	6,606	4,492	1,989	—	13,087
Operating income (loss)	18,742	501	9,056	(583)	27,716
Interest expense, net	(12,809)	—	(7,348)	—	(20,157)
Interest expense - unrealized loss on debt conversion option	(15,597)	—	—	—	(15,597)
Other income (expense)	—	—	(249)	—	(249)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(9,664)	501	1,459	(583)	(8,287)
Income taxes	(3,520)	(45)	(378)	211	(3,732)
Equity in earnings of subsidiaries	1,165	(241)	—	(924)	—
Equity in earnings of joint venture	4,741	—	—	—	4,741
Net (loss) income	$(7,278)	$215	$1,081	$(1,296)	$(7,278)
Comprehensive (loss) income	$(7,538)	$(69)	$1,040	$(971)	$(7,538)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(14,421)	$(2,421)	$6,864	$(4,443)	$(14,421)
Equity in (earnings) losses of subsidiaries	(5,453)	1,010	—	4,443	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	50,789	13,604	6,142	—	70,535
Net cash from (used in) operating activities	30,915	12,193	13,006	—	56,114
Investing activities:
Capital expenditures	(1,512)	(1,768)	(2,156)	—	(5,436)
Other investing activities, net	730	15	—	—	745
Net cash used in investing activities	(782)	(1,753)	(2,156)	—	(4,691)
Financing activities:
Proceeds from long-term debt	115,300	—	—	—	115,300
Repayments of long-term debt	(151,000)	—	(4,169)	—	(155,169)
Net intercompany (repayments) borrowings	14,086	(10,547)	(3,539)	—	—
Other financing	1,462	—	(500)	—	962
Net cash (used in) from financing activities	(20,152)	(10,547)	(8,208)	—	(38,907)
Effect of exchange rate changes on cash and cash equivalents	—	—	(939)	—	(939)
Increase (decrease) in cash and cash equivalents	9,981	(107)	1,703	—	11,577
Cash and cash equivalents - beginning of year	3,332	1,677	16,598	—	21,607
Cash and cash equivalents - end of period	$13,313	$1,570	$18,301	$—	$33,184

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(7,278)	$215	$1,081	$(1,296)	$(7,278)
Equity in (earnings) losses of subsidiaries	(1,165)	241	—	924	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	25,939	(17,300)	(7,362)	372	1,649
Net cash from (used in) operating activities	17,496	(16,844)	(6,281)	—	(5,629)
Investing activities:
Capital expenditures	(2,302)	(1,033)	(1,354)	—	(4,689)
Proceeds from the sale of fixed assets	—	6	—	—	6
Net cash used in investing activities	(2,302)	(1,027)	(1,354)	—	(4,683)
Financing activities:
Proceeds from long-term debt	326,404	—	10,731	—	337,135
Repayments of long-term debt	(318,717)	(29)	(17,374)	—	(336,120)
Payment of debt issue costs	(1,503)	—	—	—	(1,503)
Net intercompany (repayments) borrowings	(31,292)	19,089	12,203	—	—
Other financing	167	—	500	—	667
Net cash (used in) from financing activities	(24,941)	19,060	6,060	—	179
Effect of exchange rate changes on cash and cash equivalents	—	—	58	—	58
(Decrease) increase in cash and cash equivalents	(9,747)	1,189	(1,517)	—	(10,075)
Cash and cash equivalents - beginning of year	11,534	582	18,408	—	30,524
Cash and cash equivalents - end of period	$1,787	$1,771	$16,891	$—	$20,449

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts in millions except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2012. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced overall lower demand from its customer base in the second quarter of 2013 compared to the second quarter of 2012 . Consistent with the decline in PMI from 53.3 in the first quarter of 2012 to 50.3 and 50.6 in the third and fourth quarters of 2012, the Company's Metals segment experienced weak demand in all of its key end-use markets compared to the prior year quarter with the largest areas of weakness seen in the general industrials market. Although the aerospace market trend did show modest improvement in the quarter, the Company's net sales have not yet been positively impacted by this growth due to the late cycle nature of the targeted customers in this market. Decreased sales volume in the oil and gas market is consistent with leading industry data which suggests a 11.6% decrease in North American rig counts compared to the second quarter of last year.

Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2011 through the second quarter of 2013. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2011	61.1	56.4	51.0	52.4
2012	53.3	52.7	50.3	50.6
2013	52.9	50.2
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

Metals segment sales decreased 19.4% from the second quarter of 2012 due primarily to decreased volume. The Company did experience some softening in metals prices on some of its products, although the impact of this was slightly offset by favorable product mix. Average tons sold per day decreased 20.1% compared to the prior year quarter, which was primarily driven by decreases in SBQ bar, alloy bar, carbon bar and tubing products. Aside from SBQ bar, decreases in these same products led to a 6.7% decrease in average tons sold per day in the second quarter of 2013 compared to the first quarter of 2013.
The Company’s Plastics segment reported a net sales increase of 5.6% compared to the second quarter of 2012 due to increased volume and pricing reflecting continued strength in the automotive sector, as well as modest increases in life science and marine business.
Results of Operations: Second quarter 2013 Compared to Second quarter 2012
Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2013 and 2012.

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Net Sales
Metals	$239.5	$297.2	$(57.8)	(19.4)%
Plastics	34.0	32.2	1.8	5.6%
Total Net Sales	$273.4	$329.4	$(56.0)	(17.0)%
Cost of Materials
Metals	$177.0	$218.1	$41.2	18.9%
% of Metals Sales	73.9%	73.4%
Plastics	24.5	22.5	(2.0)	(8.8)%
% of Plastics Sales	72.2%	70.1%
Total Cost of Materials	$201.5	$240.7	$39.2	16.3%
% of Total Sales	73.7%	73.1%
Operating Costs and Expenses
Metals	$65.1	$67.2	$2.1	3.2%
Plastics	8.7	8.6	(0.2)	(2.0)%
Other	1.9	3.4	1.5	44.0%
Total Operating Costs & Expenses	$75.7	$79.2	$3.4	4.4%
% of Total Sales	27.7%	24.0%
Operating (Loss) Income
Metals	$(2.6)	$11.9	(14.5)	(121.6)%
% of Metals Sales	(1.1)%	4.0%
Plastics	0.7	1.1	(0.3)	(32.3)%
% of Plastics Sales	2.1%	3.3%
Other	(1.9)	(3.4)	1.5	44.0%
Total Operating (Loss) Income	$(3.8)	$9.6	(13.3)	(139.4)%
% of Total Sales	(1.4)%	2.9%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $273.4 million, a decrease of $56.0 million, or 17.0%, compared to the second quarter of 2012. Metals segment sales during the second quarter of 2013 of $239.5 million were $57.8 million, or 19.4%, lower than the same period last year. The economic momentum leading to the favorable volume demand in the second quarter of last year weakened compared to the second quarter of this year in virtually all key end-use markets, particularly the general industrial market. Metals segment average tons sold per day decreased 20.1% compared to the prior year quarter, which was primarily driven by decreases in SBQ bar, alloy bar, carbon bar and tubing products. The second quarter of 2013 brought some softness in the pricing of many of our Metals segment products although this was partially offset by favorable product mix.
Plastics segment sales during the second quarter of 2013 of $34.0 million were $1.8 million, or 5.6% higher than the second quarter of 2012 due to higher sales volume and pricing in many of the key end-use market with the most strength continuing to be in the automotive sector.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2013 was $201.5 million, a decrease of $39.2 million, or 16.3%, compared to the second quarter of 2012. Consolidated gross material margins were 26.3% in the second quarter of 2013 compared to 26.9% in the same quarter last year. Gross material margins included LIFO income of $3.0 million in the second quarter of 2013 compared to LIFO expense of $1.5 million in the second quarter of 2012. In addition, restructuring charges of $0.4 million impacted the 2013 second quarter cost of materials.
Material costs for the Metals segment for the second quarter of 2013 were $177.0 million, or 73.9% as a percent of net sales, compared to $218.1 million, or 73.4% as a percent of net sales, for the second quarter of 2012. Cost of materials in the Metals segment decreased $41.2 million compared to the second quarter of 2012 primarily as a result of the decrease in sales volume from the prior year period. Material costs for the Plastics segment of 72.2% as a percent of net sales for the second quarter of 2013 were higher than 70.1% for the same period last year due to higher raw material costs experienced in the majority of the business.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses decreased $3.4 million, or 4.4%, from $79.2 million, or 24.0% of net sales, in the second quarter of 2012 to $75.7 million, or 27.7% of net sales, during the second quarter of 2013. Charges of $5.6 million associated with the Company's restructuring were included in operating costs and expenses for the three months ended June 30, 2013 compared to no such charges in the prior year period. Virtually all restructuring charges impacting operating expenses were cash related and were in-line with the Company's expectations.
The decrease in operating expenses for the second quarter of 2013 compared to the second quarter of 2012 primarily relates to the following:

•
Warehouse, processing and delivery costs decreased by approximately $2.7 million primarily as a result of the decrease in sales activity in the Metals segment for the period as well as cost decreases from the Company's recent restructuring activities;

•
Sales, general and administrative costs decreased by $6.5 million primarily as a result of the decrease in sales activity in the Metals segment for the period and a decrease of $3.5 million in benefits and compensation costs, some of which was attributable to the Company's recent restructuring activities;

•	Depreciation and amortization expense of $6.6 million was consistent with the prior year quarter.
Consolidated operating loss for the second quarter of 2013, including restructuring charges of $5.6 million, was $3.8 million compared to operating income of $9.6 million for the same period last year.
Other Income and Expense, Income Taxes and Net Income:
Interest expense, net was $10.1 million in the second quarter of 2013, a decrease of $4.1 million compared to the same period last year as a result of the decrease in interest charges associated with the unrealized loss on the conversion option associated with the convertible debt, which is no longer required to be marked-to-market through earnings.

Other income related to foreign currency transaction gains was $0.7 million in the second quarter of 2013 compared to other expense of $0.7 million for foreign currency transaction losses in the same period last year. These gains and losses relate to foreign currency transactions and unhedged intercompany financing arrangements.
The Company recorded an income tax benefit of $7.8 million for the quarter ended June 30, 2013 compared to income tax benefit of $0.6 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended June 30, 2013 and 2012 was 59.6% and 12.0%, respectively. The Company updates its expected annual effective tax rate throughout the year for discrete items and changes in the mix of geographical income (loss). In the second quarter of 2013, the Company's expected annual effective tax rate increased (expressed as a benefit) as a result of changes in the actual and estimated geographical mix of income (loss) for the full year of 2013. Compared to the first quarter of 2013, the second quarter income tax rate benefit increased from 10.2% in the first quarter of 2013 to 59.6% in the second quarter of 2013, which results in a year to date effective tax rate of 34.6%. The restructuring charges recognized in the quarter ended June 30, 2013 were treated as discrete in the period. The unrealized loss on the conversion option associated with the convertible debt reported in the second quarter of 2012 was not tax deductible.
Equity in earnings of the Company’s joint venture was $1.5 million in the second quarter of 2013 and $1.7 million in the same period last year.
Consolidated net loss for the second quarter of 2013 was $3.8 million, or $0.16 per diluted share, compared to a net loss of $3.0 million, or $0.13 per diluted share, for the same period in 2012.

Results of Operations: Six months 2013 Compared to Six months 2012
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2013 and 2012.

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Net Sales
Metals	$497.8	$629.1	$(131.3)	(20.9)%
Plastics	68.3	63.2	5.1	8.1%
Total Net Sales	$566.1	$692.3	$(126.2)	(18.2)%
Cost of Materials
Metals	$371.9	$460.3	$88.4	19.2%
% of Metals Sales	74.7%	73.2%
Plastics	49.0	44.4	(4.6)	(10.4)%
% of Plastics Sales	71.7%	70.2%
Total Cost of Materials	$420.9	$504.6	$83.7	16.6%
% of Total Sales	74.3%	72.9%
Operating Costs and Expenses
Metals	$128.7	$136.8	$8.1	5.9%
Plastics	17.4	17.2	(0.2)	(1.2)%
Other	3.8	5.9	2.1	35.8%
Total Operating Costs & Expenses	$150.0	$159.9	$10.0	6.2%
% of Total Sales	26.5%	23.1%
Operating Income
Metals	$(2.9)	$32.0	$(34.9)	(108.9)%
% of Metals Sales	(0.6)%	5.1%
Plastics	1.9	1.6	0.3	18.7%
% of Plastics Sales	2.8%	2.5%
Other	(3.8)	(5.9)	2.1	35.8%
Total Operating Income	$(4.7)	$27.7	$(32.5)	(117.1)%
% of Total Sales	(0.8)%	4.0%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $566.1 million, a decrease of $126.2 million, or 18.2%, compared to the first six months of 2012. Metals segment sales during the six months ended June 30, 2013 of $497.8 million were $131.3 million, or 20.9%, lower than the same period last year. The general industrials market, which includes mining equipment and certain parts of heavy equipment, continues to be the weakest market impacting the Company's Metals segment with product demand being lower than the first half of 2012. For the first half of the year, the Metal segment's average tons sold per day decreased 20.1% compared to the first six months of 2012, which was primarily driven by decreases in SBQ bar, alloy bar, carbon bar and tubing products.
Plastics segment sales during the first six months of 2013 of $68.3 million were $5.1 million, or 8.1% higher than the first six months of 2012 due to higher sales volume reflecting continued strength in the automotive sector, as well as modest increases in life science and marine business compared to the prior year period.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first six months of 2013 was $420.9 million, a decrease of $83.7 million, or 16.6%, compared to the first six months of 2012. Consolidated gross material margins were 25.7% in the first six months of 2013 compared to 27.1% in the same period last year. Gross material margins included LIFO income of $2.3 million in the first six months of 2013 compared to LIFO expense of $6.1 million in the first six months of 2012. In addition, restructuring charges of $1.2 million impacted cost of materials in the first half of 2013.
Material costs for the Metals segment for the first six months of 2013 were $371.9 million, or 74.7% as a percent of net sales, compared to $460.3 million, or 73.2% as a percent of net sales, for the first six months of 2012. Cost of materials in the Metals segment decreased $88.4 million compared to the first half of 2012 primarily as a result of the decrease in demand from the prior year period. Material costs for the Plastics segment of 71.7% as a percent of net sales for the first six months of 2013 were higher compared to 70.2% for the same period last year due higher raw material costs experienced in the industry.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses decreased $10.0 million, or 6.2%, compared to the first half of 2012. Operating costs and expenses, including restructuring charges of $7.8 million, were $150.0 million, or 26.5% of net sales, compared to $159.9 million, or 23.1% of net sales during the first six months of 2012. There were no restructuring charges included in the operating costs and expenses for the first six months of 2012. Virtually all restructuring charges impacting operating expenses were cash related and were in-line with the Company's expectations.
The decrease in operating expenses for the first six months of 2013 compared to the first six months of 2012 primarily relates to the following:

•
Warehouse, processing and delivery costs decreased by approximately $5.6 million primarily as a result of the decrease in sales activity in the Metals segment for the period, cost decreases resulting from the recent restructuring activities, and a decrease of $1.5 million in compensation and benefit costs;

•
Sales, general and administrative costs decreased by $12.3 million primarily as a result of a decline of $7.4 million in benefits and compensation costs, some of which was attributable to the Company's recent restructuring activities, as well as a decrease in sales activity;

•	Depreciation and amortization expense of $13.2 million was generally consistent with the prior year period.
Consolidated operating loss for the six months ended June 30, 2013, including restructuring charges of $7.8 million, was $4.7 million compared to operating income of $27.7 million for the same period last year.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $20.3 million in the first half of 2013, a decrease of $15.5 million versus the same period last year as a result of the decrease in interest charges associated with the unrealized loss on the conversion option associated with the convertible debt, which is no longer required to be marked-to-market through earnings.
Other expense related to foreign currency transaction losses was $1.6 million in the first half of 2013 compared to $0.2 million for foreign currency transaction losses for the same period last year. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada, respectively.
The Company recorded an income tax benefit of $9.2 million for the year to date June 30, 2013 compared to tax expense of $3.7 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for year to date June 30, 2013 and 2012 was 34.6% and 45.0%, respectively. The change in the effective tax rate compared to the first half of 2012 was primarily the result of the restructuring charges which were treated as discrete in the six months ended June 30, 2013 and the non-deductibility of the unrealized loss on the conversion option associated with the convertible debt in the six months ended June 30, 2012, as well as a change in the geographical mix of income (loss).

Equity in earnings of the Company’s joint venture was $3.0 million in the six months ended June 30, 2013, which was $1.8 million less than the same period last year. Lower demand and pricing for Kreher’s products, $1.5 million of which was in the first quarter of 2013 compared to the first quarter of 2012, was the primary factor contributing to the decrease in equity in earnings of the Company’s joint venture. In the second quarter of 2013, the demand for Kreher's products improved but was still weak compared to the second quarter of the prior year.
Consolidated net loss for the six months ended June 30, 2012 was $14.4 million, or $0.62 per diluted share, compared to a net loss of $7.3 million, or $0.32 per diluted share, for the same period in 2012.
Liquidity and Capital Resources
Cash and cash equivalents increased by $11.6 million for the six months ended June 30, 2013 compared to a decrease of $10.1 million for the same period last year.
The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash from operations for the six months ended June 30, 2013 was $56.1 million compared to cash used in operations of $5.6 million for the six months ended June 30, 2012. Specific components of the change in working capital are highlighted below:

•
During the six months ended June 30, 2013, net sales exceeded cash receipts from customers resulting in an $14.7 million cash flow use due to an increase in accounts receivable compared to a $3.2 million cash flow source for the same period last year. Net sales decreased 18.2% from the same period last year. Average receivable days outstanding was 50.5 days for the six months ended June 30, 2013 compared to 48.4 for the six months ended June 30, 2012.

•
During the six months ended June 30, 2013, sales of inventory exceeded inventory purchases resulting in a $55.4 million cash flow source due to a decrease in inventory compared to a $92.3 million cash flow use due to an increase in inventory for the six months ended June 30, 2012. Average days sales in inventory was 174.3 days for the six months ended June 30, 2013 compared to 170.5 days for the six months ended June 30, 2012.

•
During the six months ended June 30, 2013, purchases exceeded cash paid for inventories and other goods and services resulting in a $22.3 million cash flow source due to a net increase in accounts payable and accrued liabilities compared to a $70.2 million cash flow source due to a net increase in accounts payable and accrued liabilities for the same period last year. Accounts payable days outstanding was 37.1 days for the first six months of 2013 compared to 55.0 days for the same period last year.

In December 2011, in conjunction with the acquisition of Tube Supply (the "Acquisition"), the Company issued $225.0 million aggregate principal amount of 12.75% Senior Secured Notes due 2016, $57.5 million aggregate principal amount of 7.0% Convertible Senior Notes due 2017 and entered into a $100.0 million senior secured asset based revolving credit facility (the “Revolving Credit Facility”). Net proceeds of $304.6 million were used to complete the Acquisition, pay-off amounts outstanding under our previous credit agreement and for general corporate purposes.
Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments), acquisitions and dividend payments. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from certain business opportunities such as, making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10.0 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“cash dominion”). Based on the Company’s cash projections, it does not anticipate a scenario whereby cash dominion would occur during the next twelve months.

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at June 30, 2013 were $33.2 million, and the Company had $89.8 million of available borrowing capacity under its Revolving Credit Facility. Approximately 44.9% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
Working capital at June 30, 2013 was $337.5 million compared to $379.3 million at December 31, 2012. The decrease in working capital is primarily due to lower inventory of $56.9 million and higher accounts payable of $19.2 million partially offset by higher cash and cash equivalents of $11.6 million, higher deferred income tax asset of $8.2 million and higher accounts receivable of $13.7 million, comparatively from December 31, 2012 to June 30, 2013.
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 44.5% at June 30, 2013 and 46.8% at December 31, 2012. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. Going forward, as and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
Cash paid for capital expenditures for the six months ended June 30, 2013 was $5.4 million, an increase of $0.7 million compared to the same period last year. Management believes that annual capital expenditures will be between $10.0 million and $12.0 million in 2013.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2013	$0.2
2014	0.4
2015	0.4
2016	225.2
2017	57.5
2018 and beyond	—
Total debt	$283.7
As of June 30, 2013, the Company had $6.7 million of irrevocable letters of credit outstanding, which primarily consisted of $4.0 million for collateral associated with commodity hedges and $1.9 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2012. Refer to Item 7a in the Company’s Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2012 for further discussion of such risks.

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

(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
(Amounts in thousands)
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company has evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company continues to investigate the alleged quality defects and the total amount that may be subject to warranty and other customer claims.  Based on the information available as of June 30, 2013, the Company estimates that it may incur costs associated with these claims ranging from $325 to $1,250.  Within this range, the Company's best estimate of the probable loss resulting from these claims is $650 of which approximately $350 and $650 are included in gross material margin for the three and six months ended June 30, 2013, respectively. The Company believes that amounts paid to customers will be recoverable from the original supplier of the products.  There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range of loss, or that the Company will be able to recover any amounts from the original supplier of the products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On April 1, 2013, receipt of approximately 435 shares was deferred as payment for the board compensation. The shares were acquired at a price of $17.26 per share, which represented the closing price of the Company's common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit No.	Description
10.37*	Separation Agreement, dated April 26, 2013, by and between A.M. Castle & Co. and Mr. Blain Tiffany
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

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

A. M. Castle & Co.
(Registrant)
Date:	July 31, 2013	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President – Controller and Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
10.37*	Separation Agreement, dated April 26, 2013, by and between A.M. Castle &Co. and Mr. Blain Tiffany	E-1
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-3
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-4
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

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

*	This agreement is considered a compensatory plan or arrangement.