Form 10-Q
period 2013-09-30
CASTLE A M & CO
filed 2013-11-01
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2013 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 25, 2013
Common Stock, $0.01 Par Value	23,373,093 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$41,494	$21,607
Accounts receivable, less allowances of $3,127 and $3,529	146,707	138,311
Inventories, principally on last-in first-out basis (replacement cost higher by $134,765 and $139,940)	243,711	303,772
Prepaid expenses and other current assets	12,351	11,369
Deferred income taxes	3,571	3,723
Income tax receivable	8,410	7,596
Total current assets	456,244	486,378
Investment in joint venture	40,179	38,854
Goodwill	69,783	70,300
Intangible assets	72,989	82,477
Prepaid pension cost	14,851	12,891
Other assets	16,509	18,266
Property, plant and equipment
Land	4,919	5,195
Building	53,253	52,884
Machinery and equipment	177,160	178,664
Property, plant and equipment, at cost	235,332	236,743
Less - accumulated depreciation	(160,076)	(157,103)
Property, plant and equipment, net	75,256	79,640
Total assets	$745,811	$788,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,818	$67,990
Accrued liabilities	45,450	36,564
Income taxes payable	820	1,563
Current portion of long-term debt	398	415
Short-term debt	—	500
Total current liabilities	132,486	107,032
Long-term debt, less current portion	259,298	296,154
Deferred income taxes	18,318	32,350
Other non-current liabilities	6,151	5,279
Pension and post retirement benefit obligations	10,928	10,651
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,452 shares issued and 23,354 outstanding at September 30, 2013 and 23,211 shares issued and 23,152 outstanding at December 31, 2012	234	232
Additional paid-in capital	223,484	219,619
Retained earnings	117,907	139,239
Accumulated other comprehensive loss	(21,611)	(21,071)
Treasury stock, at cost—98 shares at September 30, 2013 and 59 shares at December 31, 2012	(1,384)	(679)
Total stockholders’ equity	318,630	337,340
Total liabilities and stockholders’ equity	$745,811	$788,806
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$253,713	$304,039	$819,837	$996,347
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	186,758	218,015	607,650	722,663
Warehouse, processing and delivery expense	34,808	36,894	106,212	113,894
Sales, general and administrative expense	27,886	32,380	85,428	102,237
Restructuring charges	885	—	8,703	—
Depreciation and amortization expense	6,400	6,263	19,604	19,350
Operating (loss) income	(3,024)	10,487	(7,760)	38,203
Interest expense, net	(10,177)	(10,280)	(30,455)	(30,437)
Interest expense - unrealized loss on debt conversion option	—	—	—	(15,597)
Other income (expense)	166	2,061	(1,388)	1,812
(Loss) income before income taxes and equity in earnings of joint venture	(13,035)	2,268	(39,603)	(6,019)
Income taxes	4,271	(453)	13,455	(4,185)
(Loss) income before equity in earnings of joint venture	(8,764)	1,815	(26,148)	(10,204)
Equity in earnings of joint venture	1,853	1,358	4,816	6,099
Net (loss) income	$(6,911)	$3,173	$(21,332)	$(4,105)

Basic (loss) income per share	$(0.30)	$0.14	$(0.92)	$(0.18)
Diluted (loss) income per share	$(0.30)	$0.13	$(0.92)	$(0.18)
Dividends per common share	$—	$—	$—	$—
Comprehensive (loss) income	$(5,641)	$6,123	$(21,872)	$(1,415)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(21,332)	$(4,105)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	19,604	19,350
Amortization of deferred (gain) loss	(1,024)	133
Amortization of deferred financing costs and debt discount	5,283	4,621
(Gain) loss on sale of fixed assets	(2)	409
Unrealized loss on debt conversion option	—	15,597
Unrealized losses (gains) on commodity hedges	566	(192)
Equity in earnings of joint venture	(4,816)	(6,099)
Dividends from joint venture	3,492	1,828
Deferred tax (benefit) expense	(14,523)	542
Share-based compensation expense	2,101	3,061
Excess tax benefits from share-based payment arrangements	(471)	(63)
Increase (decrease) from changes in:
Accounts receivable	(9,107)	11,877
Inventories	59,028	(82,616)
Prepaid expenses and other current assets	(1,034)	(6,047)
Other assets	(167)	(2,293)
Prepaid pension costs	(261)	(1,357)
Accounts payable	18,290	16,943
Income taxes payable and receivable	(1,147)	1,798
Accrued liabilities	10,001	13,852
Postretirement benefit obligations and other liabilities	1,221	(168)
Net cash from (used in) operating activities	65,702	(12,929)
Investing activities:
Capital expenditures	(7,582)	(8,991)
Proceeds from sale of fixed assets	765	22
Net cash used in investing activities	(6,817)	(8,969)
Financing activities:
Short-term borrowings (repayments), net	(501)	500
Proceeds from long-term debt	115,300	576,477
Repayments of long-term debt	(155,192)	(564,273)
Payment of debt issue costs	—	(1,503)
Exercise of stock options	1,045	104
Excess tax benefits from share-based payment arrangements	471	63
Net cash (used in) from financing activities	(38,877)	11,368
Effect of exchange rate changes on cash and cash equivalents	(121)	(6)
Net change in cash and cash equivalents	19,887	(10,536)
Cash and cash equivalents - beginning of year	21,607	30,524
Cash and cash equivalents - end of period	$41,494	$19,988
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
Refer below for the impact on the presentation in the condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	As Previously Reported	After Reclassification	As Previously Reported	After Reclassification
Sales, general and administrative expense	$30,319	$32,380	$100,425	$102,237
Other income (expense)	—	2,061	—	1,812
(2) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2013, the Company adopted Accounting Standards Update ("ASU") No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU require an entity to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities, including the effect or potential effect of rights of set off associated with an entity’s recognized assets and recognized liabilities within the scope of Topic 210. The adoption of this ASU did not have an impact on the Company's financial condition, liquidity or operating results. The disclosure requirements associated with the adoption of ASU 2011-11 are reflected in Note 5.

Effective January 1, 2013, the Company adopted the guidance in ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this ASU require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The disclosure requirements associated with the adoption of ASU 2013-02 are reflected in Note 10.

(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(6,911)	$3,173	$(21,332)	$(4,105)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,242	23,019	23,182	22,982
Effect of dilutive securities:
Outstanding common stock equivalents	—	880	—	—
Denominator for diluted earnings per share	23,242	23,899	23,182	22,982
Basic (loss) income per share	$(0.30)	$0.14	$(0.92)	$(0.18)
Diluted (loss) income per share	$(0.30)	$0.13	$(0.92)	$(0.18)
Excluded outstanding share-based awards having an anti-dilutive effect	1,057	222	1,057	222
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	2,030	—	2,149	588
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
For the three and nine months ended September 30, 2013 and 2012, the participating securities, which represent certain non-vested shares granted by the Company, were less than one percent of total securities. These securities do not participate in the Company’s net (loss) income.

4) Debt
Short-term and long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
SHORT-TERM DEBT
Foreign	$—	$500
Total short-term debt	—	500
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	225,000	225,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 15, 2015	—	39,500
Other, primarily capital leases	1,099	1,400
Total long-term debt	283,599	323,400
Less: unamortized discount	(23,903)	(26,831)
Less: current portion	(398)	(415)
Total long-term portion	259,298	296,154
TOTAL SHORT-TERM AND LONG-TERM DEBT	$259,696	$297,069
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
Convertible Notes
The Convertible Note holders may convert their Convertible Notes during the three months immediately succeeding September 30, 2013 as the last reported sale price of the Company's common stock exceeded $13.36 for at least 20 of the last 30 consecutive trading days ending on September 30, 2013.  If any Convertible Notes were to be surrendered, the Company would settle them via a combination of cash and shares of its common stock.  If all the Convertible Notes were to be surrendered, the Company has estimated that it would deliver cash of $57,500 and issue approximately 2,061 shares of common stock.  Although the conversion of the Convertible Notes is outside the control of the Company at September 30, 2013, the discounted value of the outstanding Convertible Notes are classified as long-term debt in the Consolidated Balance Sheets at September 30, 2013 as the Company would have the ability and intent to utilize its revolving credit facility, which is classified as long-term, to settle the cash portion of the conversion.

Revolving Credit Facility
The weighted average interest rate for borrowings under the Revolving Credit Facility for the nine months ended September 30, 2013 was 2.69%. As of September 30, 2013, there were no cash borrowings outstanding under the Revolving Credit Facility. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement. As of September 30, 2013, the Company’s excess availability of $89,834 was above such thresholds.
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
The Company’s pension plan asset portfolio as of September 30, 2013 and December 31, 2012 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of September 30, 2013 was estimated to be $258,750 compared to a carrying value of $219,328. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of September 30, 2013 was approximately $98,853 compared to a carrying value of $39,269. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at September 30, 2013 were as follows:

Company's stock price at the end of the period	$16.10
Expected volatility	21.5%
Credit spreads	4.95%
Risk-free interest rate	1.01%

Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At September 30, 2013, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At September 30, 2013, the notional value associated with forward contracts was $14,169. The Company recorded, through cost of materials, a net gain of $354 and net loss of $1,819 for the three and nine months ended September 30, 2013, respectively, and a net gain of $987 and net loss of $24 for the three and nine months ended September 30, 2012, respectively, as a result of the change in the fair value of the contracts. As of September 30, 2013, all commodity hedge contracts were in a liability position. As of December 31, 2012, a receivable of $19 associated with commodity hedge contracts was netted with the liability to derive the value disclosed in the table below. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are included in accrued liabilities and other non-current liabilities on the Company's balance sheets and classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2013
Derivative liability for commodity hedges	$—	$3,079	$—	$3,079
As of December 31, 2012
Derivative liability for commodity hedges	$—	$2,494	$—	$2,494
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

Segment information for the three months ended September 30, 2013 and 2012 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2013
Metals segment	$220,000	$(1,536)	$2,026	$5,980
Plastics segment	33,713	1,049	120	420
Other (a)	—	(2,537)	—	—
Consolidated	$253,713	$(3,024)	$2,146	$6,400
2012
Metals segment	$272,445	$12,427	$3,232	$5,912
Plastics segment	31,594	1,011	800	351
Other (a)	—	(2,951)	—	—
Consolidated	$304,039	$10,487	$4,032	$6,263
Segment information for the nine months ended September 30, 2013 and 2012 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2013
Metals segment	$717,830	$(4,387)	$6,673	$18,356
Plastics segment	102,007	2,950	909	1,248
Other (a)	—	(6,323)	—	—
Consolidated	$819,837	$(7,760)	$7,582	$19,604
2012
Metals segment	$901,581	$44,439	$6,552	$18,335
Plastics segment	94,766	2,612	1,571	1,015
Other (a)	—	(8,848)	—	—
Consolidated	$996,347	$38,203	$8,123	$19,350

(a)	“Other” – Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated (loss) income before income taxes for the three months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Operating (loss) income	$(3,024)	$10,487
Interest expense, net	(10,177)	(10,280)
Other income (expense)	166	2,061
(Loss) income before income taxes and equity in earnings of joint venture	(13,035)	2,268
Equity in earnings of joint venture	1,853	1,358
Consolidated (loss) income before income taxes	$(11,182)	$3,626

Below are reconciliations of segment data to consolidated (loss) income before income taxes for the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Operating (loss) income	$(7,760)	$38,203
Interest expense, net	(30,455)	(30,437)
Interest expense - unrealized loss on debt conversion option	—	(15,597)
Other income (expense)	(1,388)	1,812
Loss before income taxes and equity in earnings of joint venture	(39,603)	(6,019)
Equity in earnings of joint venture	4,816	6,099
Consolidated (loss) income before income taxes	$(34,787)	$80

Segment information for total assets is as follows:

	September 30, 2013	December 31, 2012
Metals segment	$646,529	$693,803
Plastics segment	59,103	56,149
Other (a)	40,179	38,854
Consolidated	$745,811	$788,806

(a)	“Other” — Total assets consist of the Company's investment in joint venture.
(7) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the nine months ended September 30, 2013 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2013
Goodwill	$117,544	$12,973	$130,517
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of January 1, 2013	57,327	12,973	70,300
Currency valuation	(517)	—	(517)
Balance as of September 30, 2013
Goodwill	117,027	12,973	130,000
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of September 30, 2013	$56,810	$12,973	$69,783
The Company’s annual test for goodwill impairment was completed as of January 1st. Based on the January 1, 2013 test, the Company determined that there was no impairment of goodwill. Due to organizational structure changes resulting from the Company's restructuring activities announced in January 2013, the Company combined the reporting units that previously comprised its Metals segment into a single reporting unit for purposes of goodwill impairment testing. The Company’s year-to-date operating results, among other factors, are considered in determining whether it is more-likely-than-not that the fair value for either of the two reporting units has declined below their respective carrying values, which would require the Company to perform an interim goodwill impairment test. Taking into consideration the results for the three and nine months ended September 30, 2013 in which the Company experienced lower than anticipated demand, management does not believe it is more-likely-than-not that the fair value of either reporting unit has declined below carrying value. If the lower demand continues for a sustained period, this could change management's expectations of future financial results and/or key valuation assumptions used in determining the fair value of its reporting units, which could result in a goodwill impairment.

The following table summarizes the components of intangible assets:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$118,387	$52,696	$119,118	$45,317
Non-compete agreements	3,888	3,485	3,888	3,235
Trade name	8,091	1,760	8,297	1,188
Developed technology	1,400	836	1,400	486
Total	$131,766	$58,777	$132,703	$50,226

Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.

For the three months ended September 30, 2013 and 2012, the aggregate amortization expense was $2,944 and $2,961, respectively. For the nine months ended September 30, 2013 and 2012, the aggregate amortization expense was $8,855 and $8,880, respectively.
The following is a summary of the estimated annual amortization expense for 2013 and each of the next 4 years:

2013	$11,789
2014	11,756
2015	10,989
2016	10,989
2017	8,966
(8) Inventories
Approximately eighty percent of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2013, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $134,765 and $139,940 at September 30, 2013 and December 31, 2012, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(9) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of September 30, 2013 associated with all share-based payment arrangements is $5,679 and the weighted average period over which it is to be expensed is 1.4 years.
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

The 2013 LTC Plan consists of three components of share-based payment awards as follows:
Restricted Share Units - The Company granted 114 RSUs with a grant date fair value of $16.29 per share unit, which was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2015. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Performance Share Units - The Company granted 229 PSUs, half of which contain a market-based performance condition and half of which contain a non-market-based performance condition.
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
The award information associated with market and non-market-based performance condition awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
Market-based performance condition	$24.74	176	196
Non-market-based performance condition	$16.29	—	196

(10) Stockholders’ Equity
Shareholder Rights Plan
In August 2012, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one right for each outstanding share of the Company’s common stock outstanding at the close of business on September 11, 2012. Pursuant to the Rights Plan, the Company issued one preferred stock purchase right (a “Right”) for each share of common stock outstanding on September 11, 2012. Each Right, once exercisable, represents the right to purchase one one-hundredth of a share (a “Unit”) of Series B Junior Preferred Stock of the Company, without par value, for $54.00, subject to adjustment. The Rights become exercisable in the event any individual person or entity, without Board approval, acquires 10% or more of the Company’s common stock, subject to certain exceptions. In these circumstances, each holder of a Right (other than rights held by the acquirer) will be entitled to purchase, at the then-current exercise price of the Right, additional shares of the Company’s common stock having a value of twice the exercise price of the Right. Additionally, if the Company is involved in a merger or other business combination transaction with another person after which its common stock does not remain outstanding, each Right will entitle its holder to purchase, at the then-current exercise price of the Right, shares of common stock of the ultimate parent of such other person having a market value of twice the exercise price of the Right. The Rights may be redeemed by the Company for $0.001 per Right at any time until the tenth business day following the first public announcement of an acquisition of beneficial ownership of 10% of the Company’s common stock. On August 13, 2013, the Company's Board of Directors agreed to extend the Rights Plan from August 30, 2013, when it was originally set to expire, to August 30, 2014, unless the rights issued thereunder are earlier redeemed or the Rights Plan is amended by the Board of Directors.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and all other non-owner changes to equity that are not reported in net (loss) income.
The Company’s comprehensive (loss) income for the three months ended September 30, 2013 and 2012 is as follows:

	September 30,
	2013	2012
Net (loss) income	$(6,911)	$3,173
Foreign currency translation gain	924	3,060
Pension cost amortization, net of tax	346	(110)
Total comprehensive (loss) income	$(5,641)	$6,123

The Company’s comprehensive loss for the nine months ended September 30, 2013 and 2012 is as follows:

	September 30,
	2013	2012
Net loss	$(21,332)	$(4,105)
Foreign currency translation (loss) gain	(1,576)	3,019
Pension cost amortization, net of tax	1,036	(329)
Total comprehensive loss	$(21,872)	$(1,415)

The components of accumulated other comprehensive loss is as follows:

	September 30, 2013	December 31, 2012
Foreign currency translation losses	$(3,898)	$(2,322)
Unrecognized pension and postretirement benefit costs, net of tax	(17,713)	(18,749)
Total accumulated other comprehensive loss	$(21,611)	$(21,071)

Changes in accumulated other comprehensive loss by component for the three months ended September 30, 2013 are as follows:

	Defined Benefit Pension and Postretirement Items	Foreign Currency Items	Total
Balance as of July 1, 2013	$(18,059)	$(4,822)	$(22,881)
Other comprehensive income before reclassifications	—	924	924
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	346	—	346
Net current period other comprehensive income	346	924	1,270
Balance as of September 30, 2013	$(17,713)	$(3,898)	$(21,611)

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 are as follows:

	Defined Benefit Pension and Postretirement Items	Foreign Currency Items	Total
Balance as of January 1, 2013	$(18,749)	$(2,322)	$(21,071)
Other comprehensive loss before reclassifications	—	(1,576)	(1,576)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	1,036	—	1,036
Net current period other comprehensive (loss) income	1,036	(1,576)	(540)
Balance as of September 30, 2013	$(17,713)	$(3,898)	$(21,611)
(a) See the table below for details of reclassification from accumulated other comprehensive loss for the three and nine months ended September 30, 2013, respectively.

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2013 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three months ended September 30, 2013	Nine months ended September 30, 2013
Amortization of defined benefit pension and postretirement items
Prior service cost (b)	$(80)	$(242)
Actuarial loss (b)	(485)	(1,455)
Total before Tax	(565)	(1,697)
Tax benefit	219	661
Total reclassifications for the period, net of tax	$(346)	$(1,036)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost for the three and nine months ended September 30, 2013, respectively (see Note 11 for additional details).

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost (credit) for the three months ended September 30, 2013 and 2012 are as follows:

	September 30,
	2013	2012
Service cost	$213	$192
Interest cost	1,618	1,750
Expected return on assets	(2,319)	(2,464)
Amortization of prior service cost	80	81
Amortization of actuarial loss	485	149
Net periodic pension and postretirement benefit cost (credit)	$77	$(292)
Contributions paid	$12	$—

Components of the net periodic pension and postretirement benefit cost (credit) for the nine months ended September 30, 2013 and 2012 are as follows:

	September 30,
	2013	2012
Service cost	$639	$576
Interest cost	4,856	5,250
Expected return on assets	(6,959)	(7,392)
Amortization of prior service cost	242	243
Amortization of actuarial loss	1,455	447
Net periodic pension and postretirement benefit cost (credit)	$233	$(876)
Contributions paid	$12	$—
The Company anticipates making no significant cash contributions to its pension plans in 2013.
(12) Joint Venture
Kreher Steel Co., LLC is a 50% owned joint venture of the Company. It is a metals distributor of bulk quantities of alloy, special bar quality and stainless steel bars, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Net sales	$57,446	$63,578
Cost of materials	47,356	52,705
Income before taxes	4,284	4,129
Net income	3,706	2,716

The following information summarizes financial data for this joint venture for the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Net sales	$172,226	$208,045
Cost of materials	143,727	172,370
Income before taxes	11,335	15,663
Net income	9,632	12,198
(13) Commitments and Contingent Liabilities
As of September 30, 2013, the Company had $6,701 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,901 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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

During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  As previously reported, the Company estimated that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $325 to $1,250.  Based on the information available as of September 30, 2013, the Company increased its best estimate of the probable loss resulting from these claims from its previous estimate of $650 to $1,150 of which approximately $200 and $850 are included in cost of materials for the three and nine months ended September 30, 2013, respectively. The Company believes that amounts paid to customers will be recoverable from the original supplier of the products.  There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range of loss, or that the Company will be able to recover any amounts from the original supplier of the products.
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
The charges incurred during the nine months ended September 30, 2013 were comprised of employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs, moving costs and other exit costs associated with five plant consolidations. All of the lease termination costs were recognized in the second quarter of 2013.
For the nine months ended September 30, 2013, the Company incurred $9,939 of charges related to the restructuring announced in January of this year. The Company previously indicated an expectation of $10,000 in total charges and believes that any additional charges related to the January announced restructuring will be insignificant. However, as the Company continues to execute its continuous improvement plans to lower structural operating costs, additional charges are likely to be incurred. The Company expects to close additional facilities during 2013 through 2014 in locations where it has a duplicate footprint. The Company expects to incur $2,000 to $3,000 of charges in the fourth quarter of 2013 for moving and relocation costs associated with facility consolidation activity.

Below is a summary of the total restructuring charges incurred in the three and nine months ended September 30, 2013. Charges incurred in the nine months ended September 30, 2013 represent the cumulative amount incurred to date.

	Charges incurred during the
	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
Employee termination and related benefits	$279	$2,493
Lease termination costs	—	1,830
Moving costs associated with plant consolidations	555	4,014
Other exit costs	51	366
Inventory write-offs	—	1,236
Total	$885	$9,939

The reserve activity for the nine months ended September 30, 2013 related to the January 2013 announced restructuring is summarized below:

		Period Activity
	Balance as of January 1	Charges (a)	Cash payments	Impairment	Balance as of September 30 (b)
Employee termination and related benefits	$—	$2,493	$(1,642)	$—	$851
Lease termination costs	—	1,830	(252)	—	1,578
Moving costs associated with plant consolidations	—	4,014	(3,695)	(169)	150
Other exit costs	—	366	(366)	—	—
Inventory write-offs	—	1,236	—	(1,236)	—
Total	$—	$9,939	$(5,955)	$(1,405)	$2,579
(a) Costs associated with the write-off of inventory are included in cost of materials in the condensed consolidated statements of operations and comprehensive loss. All other costs are recorded to the restructuring charges line item within the condensed consolidated statements of operations and comprehensive loss as they are incurred.
(b) Cash payments are expected to be made during the fourth quarter of 2013 for the remaining balance of the restructuring reserve activity except for the lease termination costs. Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.
(15) Income Taxes
The reported effective tax rate for the three months ended September 30, 2013 and 2012 was 32.8% and 20.0%, respectively. The change in the effective tax rate for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily the result of a change in the geographical mix of (loss)income. The reported effective tax rate for the nine months ended September 30, 2013 and 2012 was 34.0% and (69.5)%, respectively. The income tax expense in the nine months ended September 30, 2012 was impacted by the non-deductible unrealized loss on the conversion option associated with the Convertible Notes recorded in 2012. The Company accounted for the restructuring costs incurred during the three and nine months ended September 30, 2013 as discrete items for interim income tax accounting purposes.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2010 to 2012
U.S. States	2008 to 2012
Foreign	2007 to 2012

The Company’s gross unrecognized tax benefits are not significant.
The Company received its 2010 federal tax refund of $2,025 during February 2012. The Company received its 2012 federal tax refund of $2,590 during October 2013.
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
In September 2013, the Company merged Transtar Metals Corp. and Oliver Steel Plate Co., guarantors, with the Parent. In addition, certain non-guarantor subsidiaries were merged with the parent in September 2013. In September 2012, the Company merged Tube Supply, LLC, a guarantor, with the Parent. The Company has reflected these changes in its accompanying condensed consolidating financial statements of guarantors and non-guarantors. The Condensed Consolidating Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2013 reflects an adjustment to the income tax benefit in the amount of $10,600 (which was recorded during the three month period ended June 30, 2013) from the Non-Guarantors column to the Parent column to adjust the income tax presentation to properly reflect the estimated income tax positions of the Parent and Non-Guarantors. The income tax benefit for the nine months ended September 30, 2013 reflects this adjusted presentation.

Condensed Consolidating Balance Sheet As of September 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$23,644	$552	$17,298	$—	$41,494
Accounts receivable, less allowance for doubtful accounts	76,850	20,459	49,398	—	146,707
Receivables from affiliates	3,360	—	—	(3,360)	—
Inventories	160,040	15,855	67,884	(68)	243,711
Prepaid expenses and other current assets	14,653	1,213	8,668	(202)	24,332
Total current assets	278,547	38,079	143,248	(3,630)	456,244
Investment in joint venture	40,179	—	—	—	40,179
Goodwill	41,504	12,973	15,306	—	69,783
Intangible assets	55,195	—	17,794	—	72,989
Other assets	29,316	—	2,044	—	31,360
Investment in subsidiaries	125,015	—	—	(125,015)	—
Receivables from affiliates	87,774	32,879	4,724	(125,377)	—
Property, plant and equipment, net	50,301	13,074	11,881	—	75,256
Total assets	$707,831	$97,005	$194,997	$(254,022)	$745,811
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$59,259	$9,341	$17,218	$—	$85,818
Payables due to affiliates	1,725	469	1,166	(3,360)	—
Other current liabilities	37,465	965	7,840	—	46,270
Current portion of long-term debt and short-term debt	371	—	27	—	398
Total current liabilities	98,820	10,775	26,251	(3,360)	132,486
Long-term debt, less current portion	259,252	—	46	—	259,298
Payables due to affiliates	—	7,559	117,818	(125,377)	—
Deferred income taxes	14,701	4,771	(1,154)	—	18,318
Other non-current liabilities	16,428	—	651	—	17,079
Stockholders’ equity	318,630	73,900	51,385	(125,285)	318,630
Total liabilities and stockholders’ equity	$707,831	$97,005	$194,997	$(254,022)	$745,811

Condensed Consolidating Balance Sheet As of December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,106	$903	$16,598	$—	$21,607
Accounts receivable, less allowance for doubtful accounts	77,160	17,170	43,981	—	138,311
Receivables from affiliates	1,213	—	668	(1,881)	—
Inventories	211,450	16,613	75,777	(68)	303,772
Prepaid expenses and other current assets	16,587	(1,648)	7,951	(202)	22,688
Total current assets	310,516	33,038	144,975	(2,151)	486,378
Investment in joint venture	38,854	—	—	—	38,854
Goodwill	41,504	12,973	15,823	—	70,300
Intangible assets	62,668	—	19,809	—	82,477
Other assets	26,824	(2)	4,335	—	31,157
Investment in subsidiaries	130,257	—	—	(130,257)	—
Receivables from affiliates	85,351	32,177	3,283	(120,811)	—
Property, plant and equipment, net	54,701	13,552	11,387	—	79,640
Total assets	$750,675	$91,738	$199,612	$(253,219)	$788,806
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,456	$8,488	$14,046	$—	$67,990
Payables due to affiliates	838	—	1,044	(1,882)	—
Other current liabilities	30,902	(855)	8,080	—	38,127
Current portion of long-term debt and short-term debt	387	—	528	—	915
Total current liabilities	77,583	7,633	23,698	(1,882)	107,032
Long-term debt, less current portion	292,086	—	4,068	—	296,154
Payables due to affiliates	—	8,381	112,430	(120,811)	—
Deferred income taxes	28,052	4,771	(473)	—	32,350
Other non-current liabilities	15,614	—	316	—	15,930
Stockholders’ equity	337,340	70,953	59,573	(130,526)	337,340
Total liabilities and stockholders’ equity	$750,675	$91,738	$199,612	$(253,219)	$788,806

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended September 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$168,591	$33,708	$57,949	$(6,535)	$253,713
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	123,589	24,071	45,633	(6,535)	186,758
Warehouse, processing and delivery expense	25,913	2,932	5,963	—	34,808
Sales, general and administrative expense	18,786	4,534	4,566	—	27,886
Restructuring charges	627	—	258	—	885
Depreciation and amortization expense	4,864	558	978	—	6,400
Operating (loss) income	(5,188)	1,613	551	—	(3,024)
Interest expense, net	(6,594)	—	(3,583)	—	(10,177)
Other income	—	—	166	—	166
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(11,782)	1,613	(2,866)	—	(13,035)
Income taxes	3,848	(615)	1,038	—	4,271
Equity in losses of subsidiaries	(830)	—	—	830	—
Equity in earnings of joint venture	1,853	—	—	—	1,853
Net (loss) income	(6,911)	998	(1,828)	830	(6,911)
Comprehensive (loss) income	$(5,641)	$998	$(904)	$(94)	$(5,641)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended September 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$210,707	$31,594	$68,843	$(7,105)	$304,039
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	149,920	22,403	53,253	(7,561)	218,015
Warehouse, processing and delivery expense	28,017	3,122	5,755	—	36,894
Sales, general and administrative expense	22,378	4,004	5,998	—	32,380
Depreciation and amortization expense	4,780	487	996	—	6,263
Operating income	5,612	1,578	2,841	456	10,487
Interest (expense) income, net	(6,708)	4	(3,576)	—	(10,280)
Other income	—	—	2,061	—	2,061
Income (loss) before income taxes and equity in earnings of subsidiaries and joint venture	(1,096)	1,582	1,326	456	2,268
Income taxes	721	(606)	(392)	(176)	(453)
Equity in earnings of subsidiaries	2,190	—	—	(2,190)	—
Equity in earnings of joint venture	1,358	—	—	—	1,358
Net income	$3,173	$976	$934	$(1,910)	$3,173
Comprehensive income	$6,123	$976	$3,994	$(4,970)	$6,123

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Nine Months Ended September 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$559,388	$102,007	$183,129	$(24,687)	$819,837
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	416,736	73,029	142,572	(24,687)	607,650
Warehouse, processing and delivery expense	79,311	9,149	17,752	—	106,212
Sales, general and administrative expense	56,499	13,525	15,404	—	85,428
Restructuring charges	6,557	—	2,146	—	8,703
Depreciation and amortization expense	14,933	1,662	3,009	—	19,604
Operating (loss) income	(14,648)	4,642	2,246	—	(7,760)
Interest expense, net	(19,418)	—	(11,037)	—	(30,455)
Other expense	—	—	(1,388)	—	(1,388)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(34,066)	4,642	(10,179)	—	(39,603)
Income taxes	11,592	(1,695)	3,558	—	13,455
Equity in earnings of subsidiaries	(3,674)	—	—	3,674	—
Equity in earnings of joint venture	4,816	—	—	—	4,816
Net (loss) income	(21,332)	2,947	(6,621)	3,674	(21,332)
Comprehensive (loss) income	$(21,872)	$2,947	$(8,197)	$5,250	$(21,872)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Nine Months Ended September 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$712,175	$94,766	$216,477	$(27,071)	$996,347
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	516,601	66,753	166,253	(26,944)	722,663
Warehouse, processing and delivery expense	86,653	9,575	17,666	—	113,894
Sales, general and administrative expense	71,939	12,719	17,579	—	102,237
Depreciation and amortization expense	14,852	1,529	2,969	—	19,350
Operating income	22,130	4,190	12,010	(127)	38,203
Interest (expense) income, net	(20,718)	21	(9,740)	—	(30,437)
Interest expense - unrealized loss on debt conversion option	(15,597)	—	—	—	(15,597)
Other income	—	—	1,812	—	1,812
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(14,185)	4,211	4,082	(127)	(6,019)
Income taxes	(1,519)	(1,616)	(1,085)	35	(4,185)
Equity in earnings of subsidiaries	5,500	—	—	(5,500)	—
Equity in earnings of joint venture	6,099	—	—	—	6,099
Net (loss) income	$(4,105)	$2,595	$2,997	$(5,592)	$(4,105)
Comprehensive (loss) income	$(1,415)	$2,595	$6,016	$(8,611)	$(1,415)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(21,332)	$2,947	$(6,621)	$3,674	$(21,332)
Equity in earnings of subsidiaries	3,674	—	—	(3,674)	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	76,970	(396)	10,460	—	87,034
Net cash from operating activities	59,312	2,551	3,839	—	65,702
Investing activities:
Capital expenditures	(3,803)	(1,378)	(2,401)	—	(7,582)
Proceeds from the sale of fixed assets	730	—	35	—	765
Net cash used in investing activities	(3,073)	(1,378)	(2,366)	—	(6,817)
Financing activities:
Proceeds from long-term debt	115,300	—	—	—	115,300
Repayments of long-term debt	(151,094)	—	(4,098)	—	(155,192)
Net intercompany (repayments) borrowings	(2,423)	(1,524)	3,947	—	—
Other financing	1,516	—	(501)	—	1,015
Net cash used in financing activities	(36,701)	(1,524)	(652)	—	(38,877)
Effect of exchange rate changes on cash and cash equivalents	—	—	(121)	—	(121)
Increase (decrease) in cash and cash equivalents	19,538	(351)	700	—	19,887
Cash and cash equivalents - beginning of year	4,106	903	16,598	—	21,607
Cash and cash equivalents - end of period	$23,644	$552	$17,298	$—	$41,494

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(4,105)	$2,595	$2,997	$(5,592)	$(4,105)
Equity in earnings of subsidiaries	(5,500)	—	—	5,500	—
Adjustments to reconcile net (loss) income to cash provided by operating activities	8,177	2,736	(19,829)	92	(8,824)
Net cash (used in) from operating activities	(1,428)	5,331	(16,832)	—	(12,929)
Investing activities:
Capital expenditures	(4,776)	(1,546)	(2,669)	—	(8,991)
Proceeds from the sale of fixed assets	22	—	—	—	22
Net cash used in investing activities	(4,754)	(1,546)	(2,669)	—	(8,969)
Financing activities:
Proceeds from long-term debt	566,131	—	10,346	—	576,477
Repayments of long-term debt	(547,477)	(43)	(16,753)	—	(564,273)
Payment of debt issue costs	(1,503)	—	—	—	(1,503)
Net intercompany (repayments) borrowings	(19,819)	(3,094)	22,913	—	—
Other financing	167	—	500	—	667
Net cash from (used in) financing activities	(2,501)	(3,137)	17,006	—	11,368
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
(Decrease) increase in cash and cash equivalents	(8,683)	648	(2,501)	—	(10,536)
Cash and cash equivalents - beginning of year	12,109	7	18,408	—	30,524
Cash and cash equivalents - end of period	$3,426	$655	$15,907	$—	$19,988

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts in millions, except per share data
Disclosure Regarding Forward-Looking Statements
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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower demand from its Metals segment customer base in the third quarter of 2013 compared to the third quarter of 2012 . The Company's Metals segment experienced weak demand in all of its key end-use markets compared to the prior year quarter with the largest area of weakness seen in the general industrials market. Although the aerospace market remained strong in the quarter, the Company's net sales have not yet been positively impacted by this strength due to the late cycle nature of the targeted customers in this market. Decreased sales volume in the oil and gas market is consistent with leading industry indicators which suggest a 3.3% decrease in North American rig counts compared to the third quarter of last year.

Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2011 through the third quarter of 2013. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proven to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2011	61.1	56.4	51.0	52.4
2012	53.3	52.7	50.3	50.6
2013	52.9	50.2	55.8

Consolidated net sales decreased $50.3 million or 16.6% from the third quarter of 2012 due to decreased Metals segment sales volumes and pricing, partially offset by an increase in net sales in the Plastics segment. Consolidated operating loss for the third quarter of 2013 was $3.0 million which was $13.5 million, or 128.8%, lower than third quarter of 2012 consolidated operating income of $10.5 million. Consolidated net loss for the third quarter of 2013 was $6.9 million which was $10.1 million lower than third quarter of 2012 consolidated net income of $3.2 million .
Results of Operations: Third quarter 2013 compared to third quarter 2012
Consolidated results by business segment are summarized in the following table for the quarter ended September 30, 2013 and 2012.

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Net Sales
Metals	$220.0	$272.4	$(52.4)	(19.2)%
Plastics	33.7	31.6	2.1	6.7%
Total Net Sales	$253.7	$304.0	$(50.3)	(16.6)%
Cost of Materials
Metals	$162.7	$195.6	$32.9	16.8%
% of Metals Sales	73.9%	71.8%
Plastics	24.1	22.4	(1.7)	(7.4)%
% of Plastics Sales	71.4%	70.9%
Total Cost of Materials	$186.8	$218.0	$31.2	14.3%
% of Total Sales	73.6%	71.7%
Operating Costs and Expenses
Metals	$58.8	$64.4	$5.6	8.6%
Plastics	8.6	8.2	(0.4)	(5.0)%
Other	2.5	2.9	0.4	14.0%
Total Operating Costs & Expenses	$69.9	$75.5	$5.6	7.3%
% of Total Sales	27.6%	24.8%
Operating (Loss) Income
Metals	$(1.5)	$12.4	(13.9)	(112.4)%
% of Metals Sales	(0.7)%	4.6%
Plastics	1.0	1.0	—	3.8%
% of Plastics Sales	3.1%	3.2%
Other	(2.5)	(2.9)	0.4	14.0%
Total Operating (Loss) Income	$(3.0)	$10.5	(13.5)	(128.8)%
% of Total Sales	(1.2)%	3.4%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $253.7 million, a decrease of $50.3 million, or 16.6%, compared to the third quarter of 2012. Metals segment sales during the third quarter of 2013 of $220.0 million were $52.4 million, or 19.2%, lower than the same period last year. Plastics segment sales during the third quarter of 2013 of $33.7 million were $2.1 million, or 6.7% higher than the third quarter of 2012.

Metals segment average tons sold per day decreased 15.7% compared to the prior year quarter, which was primarily driven by decreases in alloy bar, carbon and alloy plate, tubing and aluminum products. Average sales prices and product mix were lower than the prior year and combined to represent a 3.5% decline in revenue compared to third quarter of 2012. Average selling prices were lower for all metal products except alloy bar and aluminum in the third quarter of 2013, reflecting lower market prices and a more competitive environment. The increase in Plastics segment sales during the third quarter of 2013 was primarily due to increased volume and pricing reflecting continued strength in the automotive, life science and marine sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the third quarter of 2013 was $186.8 million, a decrease of $31.2 million, or 14.3%, compared to the third quarter of 2012. Cost of materials included LIFO income of $2.4 million in the third quarter of 2013 compared to LIFO income of $4.4 million in the third quarter of 2012.
Material costs for the Metals segment for the third quarter of 2013 were $162.7 million, or 73.9% as a percent of net sales, compared to $195.6 million, or 71.8% as a percent of net sales, for the third quarter of 2012. Cost of materials in the Metals segment decreased $32.9 million compared to the third quarter of 2012 primarily as a result of the decrease in sales volume from the prior year period. Material costs for the Plastics segment of 71.4% as a percent of net sales for the third quarter of 2013 were higher than 70.9% for the same period last year due to higher automotive and marine raw material costs resulting from increased demand in these businesses.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses decreased $5.6 million, or 7.3%, from $75.5 million, or 24.8% of net sales, in the third quarter of 2012 to $69.9 million, or 27.6% of net sales, during the third quarter of 2013. Charges of $0.9 million associated with the Company's restructuring were included in operating costs and expenses for the three months ended September 30, 2013 compared to no such charges in the prior year period. The restructuring charges impacting operating expenses in the third quarter of 2013 were cash charges and were in-line with the Company's expectations.
The decrease in operating expenses for the third quarter of 2013 compared to the third quarter of 2012 primarily relates to the following:

•
Warehouse, processing and delivery costs decreased by approximately $2.1 million primarily as a result of the decrease in sales activity in the Metals segment for the period as well as cost decreases from the Company's recent restructuring activities;

•
Sales, general and administrative costs decreased by $4.5 million primarily as a result of a decrease of $3.0 million in compensation and benefits costs of which $2.1 million is attributable to the Company's recent restructuring activities and the remainder is due to lower variable compensation.

Consolidated operating loss for the third quarter of 2013, including restructuring charges of $0.9 million, was $3.0 million compared to operating income of $10.5 million for the same period last year.
Other Income and Expense, Income Taxes and Net Income:
Interest expense, net was $10.2 million in the third quarter of 2013, a decrease of $0.1 million compared to the same period last year.
Other income related to foreign currency transaction gains was $0.2 million in the third quarter of 2013 compared to other income of $2.1 million for foreign currency transaction gains in the same period last year. These gains relate to foreign currency transactions and unhedged intercompany financing arrangements.
The Company recorded an income tax benefit of $4.3 million for the quarter ended September 30, 2013 compared to income tax expense of $0.5 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended September 30, 2013 and 2012 was 32.8% and 20.0%, respectively. The Company updates its expected annual effective tax rate throughout the year for discrete items and changes in the mix of geographical income (loss). The restructuring charges recognized in the quarter ended September 30, 2013 were treated as discrete items in the period.
Equity in earnings of the Company’s joint venture was $1.9 million in the third quarter of 2013 and $1.4 million in the same period last year.

Consolidated net loss for the third quarter of 2013 was $6.9 million, or $0.30 per diluted share, compared to net income of $3.2 million, or $0.13 per diluted share, for the same period in 2012.
Results of Operations: Nine months 2013 compared to nine months 2012
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2013 and 2012.

			Favorable/(Unfavorable)
	2013	2012	$ Change	% Change
Net Sales
Metals	$717.8	$901.5	$(183.7)	(20.4)%
Plastics	102.0	94.8	7.2	7.6%
Total Net Sales	$819.8	$996.3	$(176.5)	(17.7)%
Cost of Materials
Metals	$534.6	$655.9	$121.3	18.5%
% of Metals Sales	74.5%	72.8%
Plastics	73.1	66.8	(6.3)	(9.4)%
% of Plastics Sales	71.6%	70.5%
Total Cost of Materials	$607.7	$722.7	$115.0	15.9%
% of Total Sales	74.1%	72.5%
Operating Costs and Expenses
Metals	$187.6	$201.2	$13.6	6.8%
Plastics	26.0	25.4	(0.6)	(2.5)%
Other	6.3	8.8	2.5	28.5%
Total Operating Costs & Expenses	$219.9	$235.4	$15.5	6.6%
% of Total Sales	26.8%	23.6%
Operating Income
Metals	$(4.4)	$44.4	$(48.8)	(109.9)%
% of Metals Sales	(0.6)%	4.9%
Plastics	2.9	2.6	0.3	12.9%
% of Plastics Sales	2.9%	2.7%
Other	(6.3)	(8.8)	2.5	28.5%
Total Operating Income	$(7.8)	$38.2	$(46.0)	(120.3)%
% of Total Sales	(0.9)%	3.8%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $819.8 million, a decrease of $176.5 million, or 17.7%, compared to the first nine months of 2012. Metals segment sales during the nine months ended September 30, 2013 of $717.8 million were $183.7 million, or 20.4%, lower than the same period last year. Key end markets have been weak and there has been lower demand for the Company's Metals segment products compared to the first nine months of 2012. For the first nine months of the year, the Metal segment's average tons sold per day decreased 19.2% compared to the first nine months of 2012, which was primarily driven by decreases in alloy bar, tubing, carbon and alloy plate and SBQ bar products.
Plastics segment sales during the first nine months of 2013 of $102.0 million were $7.2 million, or 7.6% higher than the first nine months of 2012 due to higher sales volumes primarily driven by strength in the automotive, life science and marine sectors.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first nine months of 2013 was $607.7 million, a decrease of $115.0 million, or 15.9%, compared to the first nine months of 2012. Cost of materials included LIFO income of $4.7 million in the first nine months of 2013 compared to LIFO expense of $1.7 million in the first nine months of 2012. In addition, restructuring charges of $1.2 million impacted cost of materials in the first nine months of 2013.
Material costs for the Metals segment for the first nine months of 2013 were $534.6 million, or 74.5% as a percent of net sales, compared to $655.9 million, or 72.8% as a percent of net sales, for the first nine months of 2012. Cost of materials in the Metals segment decreased $121.3 million compared to the first nine months of 2012 primarily as a result of the decrease in demand from the prior year period. Material costs for the Plastics segment of 71.6% as a percent of net sales for the first nine months of 2013 were higher compared to 70.5% for the same period last year due to higher raw material costs experienced in the industry.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses decreased $15.5 million, or 6.6%, compared to the first nine months of 2012. Operating costs and expenses, including restructuring charges of $8.7 million, were $219.9 million, or 26.8% of net sales, compared to $235.4 million, or 23.6% of net sales during the first nine months of 2012. There were no restructuring charges included in the operating costs and expenses for the first nine months of 2012. The restructuring charges impacting operating expenses were cash charges and were in-line with the Company's expectations.
The decrease in operating expenses for the first nine months of 2013 compared to the first nine months of 2012 primarily relates to the following:

•
Warehouse, processing and delivery costs decreased by approximately $7.7 million primarily as a result of the decrease in sales activity in the Metals segment for the period, cost decreases resulting from the recent restructuring activities, and a decrease of $2.4 million in compensation and benefit costs, partially attributable to the Company's recent restructuring activities;

•
Sales, general and administrative costs decreased by $16.8 million primarily as a result of a decline of $10.3 million in compensation and benefits costs of which $6.6 million is attributable to the Company's recent restructuring activities and the remainder is due to lower variable compensation and other compensation and benefits.

Consolidated operating loss for the nine months ended September 30, 2013, including restructuring charges of $9.9 million, was $7.8 million compared to operating income of $38.2 million for the same period last year.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $30.5 million in the first nine months of 2013, a decrease of $15.6 million versus the same period last year as a result of the decrease in interest charges associated with the unrealized loss on the conversion option associated with the convertible debt, which is no longer required to be marked-to-market through earnings.
Other expense related to foreign currency transaction losses was $1.4 million in the first nine months of 2013 compared to $1.8 million of foreign currency transaction gains for the same period last year. The majority of these transaction losses and gains related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada, respectively.
The Company recorded an income tax benefit of $13.5 million for the year to date September 30, 2013 compared to tax expense of $4.2 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for year to date September 30, 2013 and 2012 was 34.0% and (69.5)%, respectively. The change in the effective tax rate compared to the first nine months of 2012 was primarily the result of the non-deductibility of the unrealized loss on the conversion option associated with the convertible debt in the nine months ended September 30, 2012, as well as the restructuring charges which were treated as discrete items in the nine months ended September 30, 2013 and a change in the geographical mix of income (loss).

Equity in earnings of the Company’s joint venture was $4.8 million in the nine months ended September 30, 2013, which was $1.3 million less than the same period last year. Lower demand and pricing for Kreher’s products was the primary factor contributing to the decrease in equity in earnings of the Company’s joint venture.
Consolidated net loss for the nine months ended September 30, 2013 was $21.3 million, or $0.92 per diluted share, compared to a net loss of $4.1 million, or $0.18 per diluted share, for the same period in 2012.
Liquidity and Capital Resources
Cash and cash equivalents increased by $19.9 million for the nine months ended September 30, 2013 compared to a decrease of $10.5 million for the same period last year.
The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash from operations for the nine months ended September 30, 2013 was $65.7 million compared to cash used in operations of $12.9 million for the nine months ended September 30, 2012. Specific components of the change in working capital are highlighted below:

•
During the nine months ended September 30, 2013, higher accounts receivable resulted in $9.1 million of cash flow use compared to an $11.9 million cash flow source from lower accounts receivable for the same period last year. Average receivable days outstanding was 50.6 days for the nine months ended September 30, 2013 compared to 48.6 for the nine months ended September 30, 2012.

•
During the nine months ended September 30, 2013, lower inventory levels were a $59.0 million cash flow source compared to $82.6 million of cash flow use for the nine months ended September 30, 2012 from higher inventory levels. Average days sales in inventory was 177.2 days for the nine months ended September 30, 2013 compared to 182.1 days for the nine months ended September 30, 2012.

•
During the nine months ended September 30, 2013, increases in accounts payable and accrued liabilities were a $28.3 million cash flow source compared to a $30.8 million cash flow source for the same period last year. Accounts payable days outstanding was 38.9 days for the first nine months of 2013 compared to 56.2 days for the same period last year.

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

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at September 30, 2013 were $41.5 million, and the Company had $89.8 million of available borrowing capacity under its Revolving Credit Facility. Approximately 58.3% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
Working capital at September 30, 2013 was $323.8 million compared to $379.3 million at December 31, 2012. The decrease in working capital is primarily due to lower inventory of $60.1 million, higher accounts payable of $17.8 million and higher accrued liabilities of $8.9 million partially offset by higher cash and cash equivalents of $19.9 million and higher accounts receivable of $8.4 million, comparatively from December 31, 2012 to September 30, 2013.
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 44.9% at September 30, 2013 and 46.8% at December 31, 2012. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position.
Cash paid for capital expenditures for the nine months ended September 30, 2013 was $7.6 million, a decrease of $1.4 million compared to the same period last year. Management believes that annual capital expenditures will be between $10.0 million and $12.0 million in 2013.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2013	$0.1
2014	0.4
2015	0.4
2016	225.2
2017	57.5
2018 and beyond	—
Total debt	$283.6
As of September 30, 2013, the Company had $6.7 million of irrevocable letters of credit outstanding, which primarily consisted of $4.0 million for collateral associated with commodity hedges and $1.9 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
(Amounts in millions)
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  As previously reported, the Company estimated that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $0.3 million to $1.3 million.  Based on the information available as of September 30, 2013, the Company increased its best estimate of the probable loss resulting from these claims from its previous estimate of $0.7 million to $1.2 million of which approximately $0.2 million and $0.9 million are included in cost of materials for the three and nine months ended September 30, 2013, respectively. The Company believes that amounts paid to customers will be recoverable from the original supplier of the products.  There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range of loss, or that the Company will be able to recover any amounts from the original supplier of the products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer and meeting fees. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On July 1, 2013, receipt of approximately 476 shares was deferred as payment for the board compensation. The shares were acquired at a price of $15.74 per share, which represented the closing price of the Company's common stock on the day as of which such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit No.	Description
3.4	Articles Supplementary of A.M. Castle & Co. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2013. Commission File No. 1-05415.
3.5
Amended and Restated Bylaws of A.M. Castle & Co. adopted August 13, 2013. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2013. Commission File No. 1-05415.

4.4
Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2013. Commission File No. 1-05415.

10.38*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Steve Letnich.
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

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

A. M. Castle & Co.
(Registrant)
Date:	October 31, 2013	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President – Controller and Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
3.4	Articles Supplementary of A.M. Castle & Co. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2013. Commission File No. 1-05415.
3.5
Amended and Restated Bylaws of A.M. Castle & Co. adopted August 13, 2013. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2013. Commission File No. 1-05415.

4.4
Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2013. Commission File No. 1-05415.

10.38*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Steve Letnich.	E-1
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-3
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-4
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-5
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

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