Form 10-K
period 2013-12-31
CASTLE A M & CO
filed 2014-03-07
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $275,431,074.
The number of shares outstanding of the registrant’s common stock on February 28, 2014 was 23,438,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2014.	Part III

Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” of this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
INDUSTRY AND MARKET DATA
In this report, we rely on and refer to information and statistics regarding the metal service center industry and general manufacturing markets. We obtained this information and these statistics from sources other than us, such as Purchasing magazine and the Institute for Supply Management, which we have supplemented where necessary with information from publicly available sources and our own internal estimates. Although we have not independently verified such information, we have used these sources and estimates and believe them to be reliable.
PART I
ITEM 1 — Business
In this annual report on Form 10-K, “the Company,” “we” or “our” refer to A. M. Castle & Co., a Maryland corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
Business and Markets
Company Overview
The Company is a specialty metals (87% of net sales) and plastics (13% of net sales) distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace, oil and gas, power generation, mining, heavy industrial equipment manufacturing, automotive, marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries.
The Company’s corporate headquarters are located in Oak Brook, Illinois. The Company operates out of 46 service centers located throughout North America (42), Europe (3) and Asia (1). The Company’s service centers hold inventory and process and distribute products to both local and export markets.
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
As of December 31, 2013, the Company had 1,624 full-time employees. Of these, approximately 230 are represented by collective bargaining units, principally the United Steelworkers of America.
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
In the last three years, the percentages of total sales of the two segments were as follows:

	2013	2012	2011
Metals	87%	90%	90%
Plastics	13%	10%	10%
	100%	100%	100%
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
The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), automotive, marine, office furniture and fixtures, safety products, life sciences applications, and general manufacturing industries. TPI has locations in the upper northeast, southeast and midwest regions of the U.S. from which it services a wide variety of users of industrial plastics.
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Company, LLC (“Kreher”), a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois. The Company’s equity in the earnings of this joint venture is reported separately in the Company’s consolidated statements of operations. Kreher is considered a significant subsidiary under Rule 3-09 of Regulation S-X. Therefore, its stand-alone financial statements are included in this filing.
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
ITEM 1A — Risk Factors
(Amounts in millions, except per share data)
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
The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals and plastics prices decline, we would generally expect lower sales and possibly lower net income. Depending on the timing of the price changes and to the extent we are not able to pass on to our customers any increases in our raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals and plastics in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain financial covenants contained in our debt instruments, as well as result in us incurring impairment charges.

We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenue and profitability.
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers' industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, oil and gas, heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sector of the North American economy.
A portion of our sales, particularly in the aerospace industry, are related to contracts awarded to our customers under various U.S. Government defense-related programs. Significant changes in defense spending, or in government priorities and requirements could impact the funding, or the timing of funding, of those defense programs, which could negatively impact our results of operations and financial condition. The level of U.S. spending for defense, alternative energy and other programs to which such funding is allocated, is subject to periodic congressional appropriation actions, including the sequestration of appropriations in fiscal year 2013 under the Budget Control Act of 2011, and is subject to change at any time.
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
Our business requires materials that are sourced from third party suppliers. If for any reason our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our operating results could suffer. Unforeseen disruptions in our supply bases could materially impact our ability to deliver products to customers. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting metals and plastics producers, or suppliers may be unwilling or unable to meet our demand due to industry supply conditions. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our operating results. To the extent we have quoted prices to customers and accepted orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials to our customers.
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
We operate in Canada, Mexico, France, and the United Kingdom, with limited operations in Singapore and China. An act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing our products into the United States or increase the costs required to do so. In addition, acts of crime or violence in these international markets (for example, in Mexico) could adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders' equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material impact on our operating results.
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
Difficulties associated with the design and implementation of our ERP system could adversely affect our business, our customer service and our operating results.
We rely primarily on one information technology system to provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades or integration with new systems could lead to business interruption that could harm our reputation, increase our operating costs and decrease profitability. In addition, any significant disruption relating to our current information technology systems, whether due from such things as fire, flood, tornado and other natural disasters, power loss, network failures, loss of data, security breaches and computer viruses, or otherwise, may have an adverse effect on our business, our operating results and our ability to report our financial performance in a timely manner.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
As of December 31, 2013, approximately 17% of our U.S. employees were represented by unions under collective bargaining agreements, including hourly warehouse employees at our primary distribution center in Franklin Park, Illinois. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the union to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with these labor organizations will be or whether we will be able to meet union requirements without impacting our operating results and financial condition. The unions may also limit our flexibility in dealing with our workforce. Our collective bargaining agreement with the Teamsters, which covers approximately 20 employees at our Cleveland, Ohio facility, will expire March 31, 2014. Our collective bargaining agreement with United Steelworkers, which covers approximately 230 employees at our Franklin Park, Illinois and Cleveland, Ohio facilities, will expire September 30, 2014. Although we anticipate renewing these agreements, work stoppages and instability in our union relationships could negatively impact the timely processing and shipment of our products, which could strain relationships with customers and adversely affect our operating results.
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
We have a significant amount of long-lived assets, including goodwill and intangible assets. We review the recoverability of goodwill annually or whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of our most recent annual impairment test of goodwill indicates that there is approximately $64.9 million (12.6%) and $9.8 million (23.2%) of excess estimated fair-value over carrying value for the Metals and Plastics reporting units, respectively. We review the recoverability of definite lived intangible assets and other long-lived assets whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of these calculations may be affected by the current or further declines in the market conditions for our products, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which will have an adverse effect on our operating results and our ability to remain in compliance with certain financial covenants contained in our debt instruments.
We may not achieve all of the expected benefits from our restructuring and performance enhancement initiatives.
In 2013, we completed our restructuring activities that were announced in January 2013 in our metals business, including organizational restructuring, warehouse realignments and performance improvement programs. We expect these measures will result in improvements to annualized operating profits of approximately $33.0 million beginning in 2014. In addition, we continue to evaluate additional options to improve efficiency and performance of our operations and have identified additional plant consolidations that started in 2013 and will continue through 2014. We have made certain assumptions in estimating the anticipated impact of our restructuring and performance enhancement initiatives. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our operating profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be materially adversely affected.
We may not be able to realize the benefits we anticipate from our acquisitions.
We have acquired businesses and intend to continue to seek attractive opportunities to acquire other businesses in the future. Achieving the benefits of these acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of the acquired businesses. Factors that could affect our ability to achieve the benefits we anticipate from our acquisitions include:

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
We have substantial debt service obligations. As of December 31, 2013, we had approximately $267.5 million of total debt outstanding, excluding capital lease obligations of $1.0 million, of which $210.0 million is secured. As of December 31, 2013, the Company had approximately $90.3 million of availability under its revolving credit facility. In January 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25.0 million. As a result, the Company's borrowing capacity increased from $100.0 million to $125.0 million, and the Company maintains the ability to exercise the accordion for an additional $25.0 million of aggregate commitments in the future. Subject to restrictions contained in the debt instruments, we may incur additional indebtedness.
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
We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operations and, in the case of our indebtedness, from the refinancing thereof. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives which could have an adverse effect on our financial condition or liquidity.

During 2013, our 12.75% Senior Secured Notes were downgraded by each of the two national rating agencies. These downgrades, or any future downgrades, could negatively impact our ability to refinance our existing debt and/or increase the cost to refinance our debt.
We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our annual debt service obligations until December 2015, when our revolving credit facility is scheduled to mature, will be primarily limited to interest payments on our outstanding debt securities, with an aggregate principal amount of $267.5 million, and on future borrowings under our $100.0 million revolving credit facility (which was increased to $125.0 million in January 2014), if any. We had no borrowings under the revolving credit facility as of December 31, 2013. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated levels of revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous borrowing covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of principal and interest on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations which could have an adverse effect on our financial condition or liquidity.
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
As of December 31, 2013, we had approximately $57.5 million of aggregate principal amount outstanding under the Convertible Notes. The Convertible Notes bear cash interest semiannually at a rate of 7.0% per year, and mature on December 15, 2017. Upon the occurrence of a fundamental change (as defined in the indenture for the Convertible Notes), we may be required to repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make cash payments to satisfy our obligations described above would trigger an event of default under the Convertible Notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.
The conditional conversion features of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion features of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, and we elect or are deemed to have elected cash settlement or combination settlement, we would be required to pay cash to satisfy all or a portion of our conversion obligation for such Convertible Notes, which could adversely affect our liquidity. Even if holders do not elect to convert their Convertible Notes, in the absence of sufficient availability under the revolving credit facility, we could be required under applicable accounting guidance to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability. The reclassification of all or a portion of the outstanding principal to a current liability would result in a material reduction of our net working capital.
We are vulnerable to interest rate fluctuations on our indebtedness, which could hurt our operating results.
We are exposed to various interest rate risks that arise in the normal course of business. We finance our operations with fixed and variable rate borrowings. Market risk arises from changes in variable interest rates. Under our revolving credit facility, our interest rate on borrowings is subject to changes based on fluctuations in the LIBOR and prime rates of interest. If interest rates significantly increase, we could be unable to service our debt which could have an adverse effect on our operating results or liquidity.
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
Our operations are subject to various environmental statutes and regulations, including laws and regulations governing materials we use. In addition, certain of our operations are subject to international, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Currently unknown cleanup obligations at these facilities, or at off-site locations at which materials from our operations were disposed, could result in future expenditures that cannot be currently quantified but which could have an adverse effect on our financial condition, liquidity or operating results.

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
In August 2013, our Board of Directors extended a shareholder rights plan pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on September 11, 2012. Upon becoming exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of our Series B Junior Preferred Stock for the purchase price of $54.00. Generally, the rights will become exercisable ten days after the date on which any person or group becomes the beneficial owner of 10% or more of our common stock or has commenced a tender or exchange offer which, if consummated, would result in any person or group becoming the beneficial owner of 10% or more of our common stock, subject to the terms and conditions set forth in the shareholder rights plan. The rights are attached to the certificates representing outstanding shares of common stock until the rights become exercisable, at which point separate certificates will be distributed to the record holders of our common stock. If a person or group becomes the beneficial owner of 10% or more of our common stock, which we refer to as an “acquiring person,” each right will entitle its holder, other than the acquiring person, to receive upon exercise a number of shares of our common stock having a market value of two times the purchase price of the right.
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

In August 2013, the Company elected by resolution of the Board of Directors to become subject to Section 3-803 of the Maryland General Corporation Law, or the MGCL. As a result of this election, the Board of Directors was classified into three separate classes of directors, with each class generally serving three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. The provision for a classified board could prevent a party who acquires control of a majority of our outstanding voting stock from obtaining control of our Board of Directors until the second annual stockholders meeting following the date the acquiring party obtains the controlling interest. The classified board provision could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us and could increase the likelihood that incumbent directors will retain their positions.
In addition, our charter and by-laws and the MGCL include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider to be in their best interests. For example, the MGCL, our charter and bylaws require the approval of the holders of two-thirds of the votes entitled to be cast on the matter to amend our charter (unless our Board of Directors has unanimously approved the amendment, in which case the approval of the holders of a majority of such votes is required), contain certain advance notice procedures for nominating candidates for election to our Board of Directors, and permit our Board of Directors to issue up to 9.988 million shares of preferred stock.
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
As of December 31, 2013, based on filings made with the SEC and other information made available to us as of that date, we believe two of our directors, Patrick J. Herbert, III and Reuben S. Donnelley, as general partners of W. B. & Co., may be deemed to beneficially own approximately 18% of our common stock. Accordingly, Mr. Herbert and Mr. Donnelley and their affiliates may have the voting power to substantially control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial to us.
ITEM 1B — Unresolved Staff Comments
None.
ITEM 2 — Properties
The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

Locations	Approximate Floor Area in Square Feet
Metals Segment
North America
Bedford Heights, Ohio	374,400	(1)
Birmingham, Alabama	76,000	(1)
Blaine, Minnesota	65,200	(1)
Charlotte, North Carolina	116,500	(1)
Edmonton, Alberta	87,100	(4)

Locations	Approximate Floor Area in Square Feet
Fairless Hills, Pennsylvania	71,600	(1)
Franklin Park, Illinois	522,600	(1)
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	383,100	(3)
Kennesaw, Georgia	87,500
Lafayette, Louisiana	5,000
Mississauga, Ontario	57,000
Paramount, California	155,500
Point Claire, Quebec	38,760
Santa Cantarina, Nuevo Leon, Mexico	112,000
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Wichita, Kansas	95,000
Worcester, Massachusetts	53,500	(1)
Europe
Blackburn, England	62,140
Trafford Park, England	30,000
Montoir de Bretagne, France	38,940
Asia
Shanghai, China	45,700
Sales Offices
Bilbao, Spain	(Intentionally left blank)
Fairfield, Ohio	(Intentionally left blank)
Kansas City, Missouri	(Intentionally left blank)
Kent, Washington	(Intentionally left blank)
Longmeadow, Massachusetts	(Intentionally left blank)
Milwaukee, Wisconsin	(Intentionally left blank)
Phoenix, Arizona	(Intentionally left blank)
Singapore	(Intentionally left blank)
Tadlow,England	(Intentionally left blank)
Tulsa, Oklahoma	(Intentionally left blank)
Williamsville, New York	(Intentionally left blank)
Total Metals Segment	2,923,540

Locations	Approximate Floor Area in Square Feet
Plastics Segment
Baltimore, Maryland	24,000
Bronx, New York	18,500
Cleveland, Ohio	8,580
Cranston, Rhode Island	14,900
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fairless Hills, Pennsylvania	12,480	(1)
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,880
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	88,000
Knoxville, Tennessee	16,530
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,650
Tampa, Florida	17,700
Walker, Michigan	59,630
Total Plastics Segment	474,450
Headquarters
Oak Brook, Illinois	39,360	(2)
GRAND TOTAL	3,437,350

(1)	Represents owned facility.

(2)	The Company’s principal executive offices do not include a distribution or sales office.

(3)	Represents two leased facilities (274,000 square feet) and one owned facility (109,100 square feet).

(4)	Represents two leased facilities of approximately 43,500 square feet each.
ITEM 3 — Legal Proceedings
(Amounts in millions)
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
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013. The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers. The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $0.3 million to $1.3 million. Based on the information available as of December 31, 2013, the Company's best estimate of the probable loss resulting from these claims is $1.2 million of which approximately $1.1 million is included as a reduction of net sales for the year ended December 31, 2013. Through December 31, 2013, approximately $0.8 million was paid or credited to customer accounts and $0.3 million was accrued in current liabilities for future payments and credits. The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.

ITEM 4 — Mine Safety Disclosures
Not applicable.
Executive Officers of The Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of February 28, 2014.

Name and Title	Age	Business Experience
Patrick R. Anderson Vice President, Corporate Controller and Chief Accounting Officer	42
Mr. Anderson began his employment with the registrant in 2007 and was elected to the position of Vice President, Corporate Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed as a Senior Manager with Deloitte & Touche LLP (a global accounting firm) where he was employed from 1994 to 2007.

Jose-Luis Bretones-Lopez Vice President, Strategic Sourcing and Supply Chain	45
Mr. Bretones-Lopez began his employment with the registrant in March 2013. Prior to joining the registrant, he served as Director Worldwide Supply Chain for McDonald’s Corporation (a leading global foodservice retailer) from 2008 to 2013. From 2004 to 2008 Mr. Bretones-Lopez served as the Director for Business Strategy, Planning and Execution at McDonald’s Corporation and from 2002 to 2004 he served as McDonald’s Corporation Director of Program and Project Management for the Asia Pacific Middle East and Africa region.

Scott J. Dolan President and Chief Executive Officer	43
Mr. Dolan began his employment with the registrant in 2012 as President and Chief Executive Officer. Prior to joining the registrant, he served as Senior Vice President, Airport Operations and Cargo, of United Continental Holdings, Inc. (a $37 billion publicly traded provider of passenger and cargo air transportation services), and its principal wholly-owned subsidiaries, United Airlines and Continental Airlines, from 2010 to 2011.  From 2004 until 2010, Mr. Dolan served as Senior Vice President, Airport Operations and President, United Cargo (2006-2010) and as Senior Vice President and President, United Cargo (2004-2006) for UAL Corporation and its principal subsidiary, United Airlines.  Mr. Dolan worked at Atlas Air Worldwide Holdings, Inc. (a global airfreight company) from 2002 to 2004, where he served as Senior Vice President and Chief Operating Officer from 2003-2004 and as Vice President, Business Integration from 2002 to 2003.  Prior to joining Atlas Air, Mr. Dolan spent five years at General Electric Company, where he served in a variety of positions including Vice President, Operational Performance, Polar Air Cargo, a subsidiary of GE Capital Aviation Services.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	51
Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.

Name and Title	Age	Business Experience
Kevin H. Glynn Vice President and Chief Information Officer	50
Mr. Glynn began his employment with the registrant in October 2010 as the Interim Chief Information Officer. In January 2011, he was appointed Vice President and Chief Information Officer. Prior to joining the registrant, he was employed as a Managing Principal at Laminar Group LLC (a management consulting company) from 2009 to 2010, Chief Operating Officer at IRON Solutions, Inc. (an information technology company specializing in data, software and media services for the agriculture equipment market) from 2008 to 2009 and as Senior Vice President and Chief Information Officer at CNH America, LLC (a manufacturer of agricultural and construction equipment) from 2006 to 2007.

Ronald E. Knopp Vice President, Operations	43
Mr. Knopp began his employment with the registrant in 2007 and was appointed to the position of Operations Manager of the Bedford Heights facility. In 2009, he was appointed Director of Operations for the Western Region and in 2010 served as Director of Operations for the Metals and Plate Commercial Units. In July 2013, Mr. Knopp was appointed to the position of Vice President, Operations. Prior to joining the registrant, Mr. Knopp served as Plant Manager for Alcoa, Inc., Aerospace Division (global producer of aluminum) from 2003 to 2007.

Stephen J. Letnich Chief Commercial Officer	46
Mr. Letnich began his employment with the registrant in July 2013 as Chief Commercial Officer. Prior to joining the registrant, he was employed as Vice President of Sales & Chief Marketing Officer at Central Steel and Wire Company (a metals service center) from 2011 to 2013, Vice President of Sales & Marketing at Metal Sales Manufacturing Corporation (a metal roofing and wall system manufacturer) from 2009 to 2011 and from 1994 to 2009 Mr. Letnich held various positions of increasing responsibility at Worthington Industries (a global metals company), including most recently as Vice President of Sales and Marketing from 2007 to 2009.

Anne D. Scharm Vice President, Human Resources	37
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

Scott F. Stephens Vice President, Chief Financial Officer and Treasurer	44
Mr. Stephens began his employment with the registrant in 2008 and was elected to the position of Vice President, Chief Financial Officer and Treasurer. From February 2010 to December 2010, he was also appointed to the position of Interim President, Castle Metals Oil & Gas. In May 2012, Mr. Stephens was elected to serve as Interim Chief Executive Officer until October 2012. Formerly, he served as the CFO of Lawson Products, Inc. (a distributor of services, systems and products to the MRO and OEM marketplace) since 2004, and CFO of The Wormser Company from 2001 to 2004.

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of February 28, 2014 there were approximately 813 shareholders of record. Payment of cash dividends and repurchase of common stock are currently limited due to restrictions contained in the Company’s debt agreements. No cash dividends were paid on the Company’s common stock in 2013 and 2012. We may consider paying cash dividends on the Company common stock at some point in the future, subject to the limitations described above. Any future payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition, restrictions under the Company’s debt instruments, and such other factors as the Board of Directors may consider.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The table below presents shares of the Company’s common stock which were acquired by the Company during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	13,321	$14.77	—	—
Total	13,321	$14.77	—	—

(1)
The total number of shares purchased represents shares surrendered to the Company by employees to satisfy tax withholding obligations upon vesting of restricted stock units awarded pursuant to the Company’s 2011 - 2013 Long-Term Compensation Plan.

Directors of the Company who are not employees may elect to defer receipt of up to 100% of their cash retainer. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director upon the director's departure from the board or otherwise in accordance with the director's election that was made at the time of the election to defer compensation. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On October 1, 2013, one of the Company's directors deferred receipt of his board fees into a stock equivalent unit account representing 458 share equivalent units at a price of $16.36 per share, which represented the closing price of the Company's common stock on the day as of which such fees would otherwise have been paid to the director. The issuance of these shares of restricted stock units was made in reliance upon the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.
The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	2013		2012
	Low	High	Low	High
First Quarter	$13.25	$18.74	$9.59	$12.90
Second Quarter	$15.65	$18.64	$9.65	$14.20
Third Quarter	$14.59	$17.54	$6.99	$13.54
Fourth Quarter	$13.20	$16.64	$10.83	$14.97

The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2013, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group index. The comparison in the graph assumes the investment of $100 on December 31, 2008. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested, and reflect market capitalization weighting. The graph does not forecast future performance of our common stock. The Company has utilized the current peer group index since 2010. The Company believes this peer group provides a meaningful comparison of our stock performance, and it is consistent with the peer group used for the relative total shareholder return performance measure under the Company’s long term compensation plans. The peer group index is made up of companies in the metals industry or in the industrial products distribution business, although not all of the companies included in the peer group index participate in all of the lines of business in which the Company is engaged and some of the companies included in the peer group index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies in the peer group are quite different from that of the Company.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A.M. Castle & Co., the S&P 500 Index, and a Peer Group
*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
A. M. Castle & Co.	$100.00	$127.23	$171.10	$87.92	$137.27	$137.27
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group (a)	100.00	135.64	164.96	148.59	152.39	178.44

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

ITEM 6 — Selected Financial Data
(Amounts in millions, except per share data)
The Selected Financial Data in the table below includes the results of the December 2011 acquisition of Tube Supply from the date of acquisition.

	2013	2012	2011	2010	2009
For the year ended December 31:
Net sales	$1,053.1	$1,270.4	$1,132.4	$943.7	$812.6
Equity in earnings of joint venture	7.0	7.2	11.7	5.6	0.4
Net loss from continuing operations	(34.0)	(9.7)	(1.8)	(5.6)	(26.9)
Basic (loss) earnings per common share from continuing operations	(1.46)	(0.42)	(0.08)	(0.25)	(1.18)
Diluted (loss) earnings per common share from continuing operations	(1.46)	(0.42)	(0.08)	(0.25)	(1.18)
Cash dividends declared per common share	—	—	—	—	0.06
As of December 31:
Total assets	679.8	788.8	822.3	529.4	558.0
Long-term debt, less current portion	245.6	296.2	314.2	61.1	67.7
Total debt	246.0	297.1	314.9	69.1	89.2
Total stockholders’ equity	309.9	337.3	312.3	313.5	318.2
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in millions, except per share data)
Information regarding the business and markets of A.M. Castle & Co. and its subsidiaries (the “Company”), including its reportable segments, is included in Item 1 “Business” of this annual report on Form 10-K.
The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and the Company’s consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data”. The following discussion and analysis of our financial condition and results of operations contain forward-looking statements and includes numerous risks and uncertainties, including those described under Item 1A "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" of this annual report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
EXECUTIVE OVERVIEW
The Company’s strategy is to become the foremost global provider of metals products and services and specialized supply chain solutions to targeted global industries.
During 2013, the following significant events occurred which impacted the Company’s operations and/or financial results:

•	Net sales declined by 17.1% compared to 2012 due to decreased Metals segment sales volumes and pricing;

•	Inventory reductions and softer material pricing in 2013 resulted in LIFO credits of $8.6 million compared to LIFO charges of $1.1 million in 2012;

•	Incurred $10.2 million of charges related to restructuring activities announced in January and October 2013; and

•	Operating expenses, which included $9.0 million of restructuring charges in 2013, were 4.5% lower than 2012 due to cost savings resulting from restructuring activities and lower net sales.
Recent Market and Pricing Trends
The Company experienced lower demand from its customer base in the Metals segment during 2013 compared to 2012 as key end markets were weaker than in 2012. Industry data provided by the Metals Service Center Institute ("MSCI") indicates that overall 2013 U.S. steel service center shipment volumes were approximately equal to 2012 levels. However, 2013 industry sales volumes of products consistent with the Company's product mix were 7% lower than 2012 according to MSCI data, while the Company experienced an 18% decline in sales volumes of their metal products in 2013 when compared to 2012. Pricing across the majority of the Company’s metal markets softened during 2013. The combination of lower demand and pricing negatively impacted the Company’s Metals segment operating results during 2013.
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
The Plastics segment experienced an increase in demand for its products in 2013 compared to 2012, reflecting strength in the automotive, marine and life science sectors. Due to the late-cycle nature of the Company’s targeted customers, results typically lag the general economic cycle by a range of six to twelve months.
Current Business Outlook
Management uses the Purchasing Managers Index (‘PMI’) provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2011 through the fourth quarter of 2013. Generally speaking, according to the ISM, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2011	61.1	56.4	51.0	52.4
2012	53.3	52.7	50.3	50.6
2013	52.9	50.2	55.8	56.9
Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proven to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The PMI trended upward in the second half of 2013 with third quarter and fourth quarter average PMI indexes that were the highest since the second quarter of 2011. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis.
RESULTS OF OPERATIONS: YEAR-TO-YEAR COMPARISONS AND COMMENTARY
Our discussion of comparative period results is based upon the following components of the Company’s consolidated statements of operations.
Net Sales —The Company derives its sales from the processing and delivery of metals and plastics. Pricing is established with each customer order and includes charges for the material, processing activities and delivery. The pricing varies by product line and type of processing. From time to time, the Company may enter into fixed price arrangements with customers while simultaneously obtaining similar agreements with its suppliers.
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

•
General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily related to accounting and legal advisory services, bad debt expense, data communication and computer hardware and maintenance;

•
Restructuring charges, including employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs, moving costs and other exit costs associated with plant consolidations; and

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.
2013 Results Compared to 2012
Consolidated results by business segment are summarized in the following table for years 2013 and 2012.
Operating Results by Segment

	Year Ended December 31,		Favorable / (Unfavorable)
	2013	2012	$ Change	% Change
Net Sales
Metals	$918.3	$1,143.9	$(225.6)	(19.7)%
Plastics	134.8	126.5	8.3	6.6%
Total Net Sales	$1,053.1	$1,270.4	$(217.3)	(17.1)%
Cost of Materials
Metals	$683.3	$836.3	$153.0	18.3%
% of Metals Sales	74.4%	73.1%
Plastics	95.9	91.0	(4.9)	(5.4)%
% of Plastics Sales	71.1%	71.9%
Total Cost of Materials	$779.2	$927.3	$148.1	16.0%
% of Total Sales	74.0%	73.0%
Operating Costs and Expenses
Metals	$246.6	$259.1	$12.5	4.8%
Plastics	34.6	32.3	(2.3)	(7.1)%
Other	8.4	11.9	3.5	29.4%
Total Operating Costs and Expenses	$289.6	$303.3	$13.7	4.5%
% of Total Sales	27.5%	23.9%
Operating (Loss) Income
Metals	$(11.6)	$48.5	$(60.1)	(123.9)%
% of Metals Sales	(1.3)%	4.2%
Plastics	4.3	3.2	1.1	34.4%
% of Plastics Sales	3.2%	2.5%
Other	(8.4)	(11.9)	3.5	29.4%
Total Operating (Loss) Income	$(15.7)	$39.8	$(55.5)	(139.4)%
% of Total Sales	(1.5)%	3.1%
“Other” includes costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $1,053.1 million in 2013, a decrease of $217.3 million, or 17.1%, compared to 2012. Metals segment net sales during 2013 of $918.3 million were $225.6 million, or 19.7%, lower than 2012. Lower net sales were the result of a 17.9% decline in shipping volumes in 2013 compared to 2012 and pricing declines, to a lesser extent, due to market weakness. Alloy bar, tubing and carbon and alloy plate products experienced the most significant decrease in demand in 2013 compared to 2012. Overall average prices in 2013 were lower than 2012, with carbon and alloy plate, tubing and alloy bar products experiencing the largest pricing declines of 4% to 11% from 2012 levels.
Plastics segment net sales during 2013 of $134.8 million were $8.3 million, or 6.6%, higher than 2012 primarily due to increased sales volume, reflecting strength in the automotive, marine and life science sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) were $779.2 million, a decrease of $148.1 million, or 16.0%, compared to 2012. Material costs for the Metals segment were $683.3 million or 74.4% as a percent of net sales compared to $836.3 million or 73.1% as a percent of net sales in 2012. The 2013 results include a $2.1 million charge associated with net realized and unrealized losses for forward contracts related to the commodity hedging program compared to a $0.4 million charge in 2012. Cost of materials for the Metals segment include a LIFO credit of $8.6 million in 2013 compared to a LIFO charge of $1.1 million in 2012. In addition, 2013 cost of materials included $1.2 million of charges related to the write off of inventory as part of the Company's restructuring activities that were announced in January 2013. The remaining decrease in cost of materials for the Metals segment is consistent with the sales volume decrease year-over-year.
Material costs for the Plastics segment were 71.1% as a percent of net sales in 2013 as compared to 71.9% for 2012 due to higher costs experienced in the automotive sector of the business, which were more than offset by an increase in revenues.
Operating Costs and Expenses and Operating (Loss) Income:
Operating costs and expenses decreased $13.7 million, or 4.5%, compared to last year. Operating costs and expenses for 2013, including restructuring charges of $9.0 million, were $289.6 million, or 27.5% as a percent of net sales, compared to $303.3 million, or 23.9% as a percent of net sales in 2012. While operating expense dollars, including $9.0 million of restructuring charges, decreased in 2013 compared to 2012, operating expenses as a percentage of sales are 15.1% higher than 2012 primarily due to the decline in sales.
The decrease in operating expenses for 2013 compared to 2012 primarily relates to the following:

•
Warehouse, processing and delivery costs decreased by $7.3 million to $140.9 million, or 13.4% as a percent of net sales, primarily as a result of the decrease in sales activity in the Metals segment and cost decreases resulting from the recent restructuring activities.

•
Sales, general and administrative costs decreased by $15.8 million to $113.4 million, or 10.8% as a percent of net sales, primarily as a result of a decline of $9.0 million in compensation and benefits costs of which $7.7 million is attributable to the Company's recent restructuring activities and the remainder is due to lower other compensation and benefits;

•
Restructuring charges increased by $9.0 million due to restructuring activities related to the restructuring actions taken during the year. As part of the Company's efforts to adapt operations to market conditions, a restructuring plan related to the Company's organizational structure and operations was announced during January of 2013. In October 2013, the Company announced the consolidation of four additional facilities in locations where it has redundant operations as part of its continuous improvement plans to lower structural operating costs. There were no restructuring charges included in operating costs and expenses for 2012. The restructuring charges impacting operating expenses were cash charges and were in-line with the Company's expectations. The Company anticipates an improvement to annualized operating profit of approximately $33 million beginning in 2014 related to the January 2013 announced restructuring activities. The Company estimates a $9 million reduction of annual operating expenses from the October 2013 announced restructuring activities starting in fiscal 2015 when the restructuring plan is fully executed. For more information on the Company's restructuring charges, see Note 14 to the Consolidated Financial Statements in Item 8; and

•	Depreciation and amortization expense was $0.3 million higher than 2012.
Consolidated operating loss for 2013 was $15.7 million compared to operating income of $39.8 million in 2012.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $43.1 million in 2013, a decrease of $13.5 million compared to 2012 as a result of the $15.6 million unrealized loss for the mark-to-market adjustment on the conversion option associated with the convertible notes that was recognized in 2012, partially offset by a loss on extinguishment on $15.0 million of the Company’s

Senior Secured Notes of $2.6 million recorded in 2013. There was no such loss on extinguishment of debt recognized in 2012.
Other expense related to foreign currency transaction losses was $1.9 million in 2013 compared to $1.3 million of other income related to foreign currency transaction gains for 2012. The majority of these transaction losses and gains related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $19.8 million in 2013 compared to income tax expense of $1.4 million in 2012. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for 2013 and 2012 was 32.6% and (9.2)%, respectively. The change in the effective tax rate for 2013 compared to 2012 was primarily the result of the non-deductibility of the unrealized loss on the conversion option associated with the convertible debt in 2012 and a change in the geographical mix of income (loss).
Equity in earnings of the Company’s joint venture was $7.0 million in 2013 compared to $7.2 million in 2012. The decrease is a result of lower demand in many of the joint venture’s end-use markets compared to the prior year.
Consolidated net loss for 2013 was $34.0 million, or $1.46 per diluted share, compared to net loss of $9.7 million, or $0.42 per diluted share, for 2012.

2012 Results Compared to 2011
As a result of the acquisition of Tube Supply in December 2011, the full year results were included in the Company's Metals segment during 2012.
Consolidated results by business segment are summarized in the following table for years 2012 and 2011.
Operating Results by Segment

	Year Ended December 31,		Favorable / (Unfavorable)
	2012	2011	$ Change	% Change
Net Sales
Metals	$1,143.9	$1,014.2	$129.7	12.8%
Plastics	126.5	118.2	8.3	7.0%
Total Net Sales	$1,270.4	$1,132.4	$138.0	12.2%
Cost of Materials
Metals	$836.3	$763.0	$(73.3)	(9.6)%
% of Metals Sales	73.1%	75.2%
Plastics	91.0	82.6	(8.4)	(10.2)%
% of Plastics Sales	71.9%	69.9%
Total Cost of Materials	$927.3	$845.6	$(81.7)	(9.7)%
% of Total Sales	73.0%	74.7%
Operating Costs and Expenses
Metals	$259.1	$237.0	$(22.1)	(9.3)%
Plastics	32.3	32.7	0.4	1.2%
Other	11.9	11.2	(0.7)	(6.3)%
Total Operating Costs and Expenses	$303.3	$280.9	$(22.4)	(8.0)%
% of Total Sales	23.9%	24.8%
Operating Income (Loss)
Metals	$48.5	$14.2	$34.3	241.5%
% of Metals Sales	4.2%	1.4%
Plastics	3.2	2.9	0.3	10.3%
% of Plastics Sales	2.5%	2.5%
Other	(11.9)	(11.2)	(0.7)	(6.3)%
Total Operating Income	$39.8	$5.9	$33.9	574.6%
% of Total Sales	3.1%	0.5%
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
Plastics segment net sales during 2012 of $126.5 million were $8.3 million, or 7.0%, higher than 2011 primarily due to increased sales volume, reflecting strength in the automotive sector.

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
Material costs for the Plastics segment were 71.9% as a percent of net sales in 2012 as compared to 69.9% for 2011 due to higher costs experienced in the automotive sector of the business.
Operating Costs and Expenses and Operating Income (Loss):
Operating costs and expenses increased $22.4 million, or 8.0%, compared to 2011. Operating costs and expenses for 2012 were $303.3 million, or 23.9% as a percent of net sales, compared to $280.9 million, or 24.8% as a percent of net sales in 2011. Operating costs related to Tube Supply were $32.9 million in 2012 compared to $0.9 million in 2011.
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

•
Sales, general and administrative costs increased by $3.6 million of which a $9.8 million increase is associated with the increase for Tube Supply for the period. The net impact of the CEO transition costs of $0.6 million and an increase to bad debt reserves for customer bankruptcies of $0.8 million were included in the 2012 results. The 2011 results include a $0.9 million charge for export penalties related to product shipments that occurred from 2005 to 2008 and $4.3 million for charges related to the acquisition of Tube Supply. The remaining decrease of $2.4 million is primarily attributed to a decline in incentive compensation and other compensation and benefits costs, partially offset by an increase in workers' compensation and outside services costs; and

•	Depreciation and amortization expense was $5.4 million higher than 2011 primarily due to the depreciation and amortization of Tube Supply’s fixed and intangible assets acquired in December 2011.
Consolidated operating income for 2012 was $39.8 million compared to $5.9 million in 2011.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $56.7 million in 2012, an increase of $36.9 million versus 2011 as a result of interest charges on the Company’s new senior secured and convertible notes, as well as the unrealized loss for the mark-to-market adjustment on the conversion option associated with the convertible notes.

The increase in interest expense for 2012 compared to 2011 is a result of the following:

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
Other income related to foreign currency transaction gains was $1.3 million in 2012 compared to $0.7 million of other expense related to foreign currency transaction losses for 2011. The majority of these transaction gains and losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded income tax expense of $1.4 million in 2012 compared to a tax benefit of $1.1 million in 2011. The Company’s effective tax rate is expressed as ‘Income tax benefit’ (which includes tax expense on the Company’s share of joint venture earnings) as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for 2012 and 2011 was (9.2)% and 7.7%, respectively. The change in the effective tax rate for 2012 compared to 2011 was primarily the result of the non-deductibility of the change in the mark-to-market adjustment on the conversion option associated with the convertible notes in the amount of $11.6 million.
Equity in earnings of the Company’s joint venture was $7.2 million in 2012 compared to $11.7 million in 2011. The decrease is a result of lower demand in virtually all of the joint venture’s end-use markets compared to 2011.
Consolidated net loss for 2012 was $9.7 million, or $0.42 per diluted share, compared to net loss of $1.8 million, or $0.08 per diluted share, for 2011.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Year ended December 31,
	2013	2012	2011
Net cash from (used in) operating activities	$74.4	$5.4	$(46.3)
Net cash used in investing activities	(10.8)	(17.4)	(185.2)
Net cash from (used in) financing activities	(53.9)	2.9	225.5
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.2	(0.2)
Net increase (decrease) in cash and cash equivalents	$9.2	$(8.9)	$(6.2)

The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Specific components of the change in working capital are highlighted below:

•
During 2013, cash receipts from customers exceeded net sales resulting in a $9.3 million cash flow source due to a decrease in accounts receivable compared to a $44.6 million cash flow source for 2012. Net sales decreased 17.1% from 2012. Average receivable days outstanding was 51.1 for 2013 and 49.0 days for 2012.

•
During 2013, sales of inventory exceeded inventory purchases resulting in a $87.3 million cash flow source due to a decrease in inventory compared to a $29.3 million cash flow use due to an increase in inventory in 2012. Average days sales in inventory was 180.0 days for 2013 versus 187.0 days for 2012. The Company expects normal days sales in inventory to be approximately 150 days based on historical sales.

•
During 2013, cash paid for inventories and other goods and services exceeded purchases resulting in a $3.3 million cash flow use due to a net decrease in accounts payable and accrued liabilities compared to a $38.0 million cash flow use for 2012. Accounts payable days outstanding was 39.9 for 2013 and 53.1 for 2012.

•
The Company received its 2012 federal income tax refund of $2.6 million during October 2013, its 2010 federal tax refund of $2.0 million during February 2012 and its 2009 federal income tax refund of $6.3 million during January 2011.

In December 2011, in conjunction with the acquisition of Tube Supply, the Company issued $225.0 million aggregate principal amount of 12.75% Senior Secured Notes due 2016, $57.5 million aggregate principal amount of 7.0% Convertible Senior Notes due 2017 and entered into a $100.0 million senior secured asset based revolving credit facility (the “Revolving Credit Facility”). Net proceeds of $304.6 million were used to complete the Tube Supply acquisition, pay-off amounts outstanding under our previous credit agreement and for general corporate purposes. In November 2013, the Company purchased $15.0 million aggregate principal amount of its Senior Secured Notes in the open market with available cash. The Senior Secured Notes that were purchased by the Company were subsequently retired. The purchase of the Senior Secured Notes resulted in a pre-tax loss on debt extinguishment of $2.6 million consisting of tender premiums, write off of unamortized debt issuance costs and tender expenses.
The Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments) and acquisitions. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from certain business opportunities, such as making acquisitions or paying dividends among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility (“cash dominion”). Based on the Company’s cash projections, it does not anticipate a scenario whereby cash dominion would occur during the next twelve months.
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2013 were $30.8 million and the Company had $90.3 million of available borrowing capacity under its New Revolving Credit Facility. Approximately 30% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s New Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
In January 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25.0 million. As a result, the Company's borrowing capacity increased from $100.0 million to $125.0 million, and the Company maintains the ability to exercise the accordion for an additional $25.0 million of aggregate commitments in the future.

Working capital and the balances of its significant components are as follows:

	December 31,
	2013	2012	Increase (Decrease)
Working capital	$289.4	$379.3	$(89.9)
Inventory	214.9	303.8	(88.9)
Accounts receivable	128.5	138.3	(9.8)
Cash and cash equivalents	30.8	21.6	9.2
Accrued liabilities	20.2	24.8	(4.6)
Income tax receivable	3.2	7.6	(4.4)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 44.3% at December 31, 2013 and 46.8% at December 31, 2012. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
The Company's credit ratings are periodically reviewed by Moody's Investors Services and Standard and Poor's. With respect to the Company's 12.75% Senior Secured Notes, agency debt ratings as of December 31, 2013 were as follows:

	Senior Debt Rating	Outlook
Moody's Investors Services	Caa1	Stable
Standard & Poor's	B-	Stable
While the agency debt ratings do not result in the Company being in violation of any debt covenants or require it to take any other specified actions, a ratings downgrade could negatively impact the Company's ability to refinance existing debt or increase the cost to refinance its debt. The above ratings are not a recommendation to buy, sell or hold securities. These ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
Capital Expenditures
Cash paid for capital expenditures for 2013 was $11.6 million compared to $11.1 million in 2012. The expenditures during 2013 were comprised of approximately $1.6 million for the expansion of existing facilities to accommodate additional throughput related to the consolidation of operations in locations where the Company has a redundant footprint and $1.1 million of information technology enhancements. The balance of the capital expenditures in 2013 are the result of normal equipment, building improvement and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will approximate $14 million in 2014.
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

At December 31, 2013, the Company’s contractual obligations, including estimated payments by period, were as follows:

Payments Due In	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations (excluding capital lease obligations)	$267.5	$—	$210.0	$57.5	$—
Interest payments on debt obligations (a)	96.4	30.8	61.6	4.0	—
Capital lease obligations	1.0	0.4	0.6	—	—
Operating lease obligations	73.1	13.5	22.5	17.2	19.9
Purchase obligations (b)	194.0	194.0	—	—	—
Other (c)	7.1	7.1	—	—	—
Total	$639.1	$245.8	$294.7	$78.7	$19.9

a)	Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2013. The Company had no outstanding variable rate debt at December 31, 2013.

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

The table and corresponding footnotes above do not include $22.9 million of non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of $6.6 million of liabilities related to the Company’s non-funded supplemental pension plan and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include $10.7 million of deferred income taxes and $5.6 million of other non-current liabilities, which were excluded from the table as the amounts due and timing of payments (or receipts) at future contract settlement dates cannot be determined.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2013, the Company does not anticipate making significant cash contributions to the pension plans in 2014.
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
As of December 31, 2013, the Company had $6.7 million of irrevocable letters of credit outstanding which primarily consisted of $4.0 million for collateral associated with commodity hedges and $1.9 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
During 2013, the Company was party to multi-employer pension plans in California and Ohio. The overall cost of such plans to the Company is insignificant. In 2013, in connection with the January 2013 restructuring plan, the Company closed its facility in Gardena, California and elected to withdraw from the California multi-employer pension plan. The Company incurred a withdrawal liability of $0.7 million which was charged to expense in 2013 within "Restructuring Charges" in the Consolidated Statement of Operations. If the Company elects to withdraw from the Ohio multi-employer pension plan in the future, it could potentially incur a withdrawal liability at that time. The Ohio multi-employer pension plan withdrawal liability was estimated to be $4.8 million as of December 31, 2013.
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
Revenue Recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at time of shipment represented less than 3% of the Company’s consolidated net sales for the years ended December 31, 2013, 2012 and 2011. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
The Company maintains an allowance for doubtful accounts related to the potential inability of our customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot be certain that the rate of future credit losses will be similar to past experience.
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
Valuation allowances are recorded against deferred tax assets when it is more likely than not that the amounts will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and recent results of operations. In the event the Company determines it would not be able to realize its deferred tax assets, a valuation allowance is recorded, which increases the provision for income taxes in the period in which that determination is made. As of December 31, 2013, the Company concluded that it was more likely than not that it would realize its deferred tax assets and no valuation allowance was deemed necessary.

The Company has undistributed earnings of foreign subsidiaries of approximately $83.1 million at December 31, 2013, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although due to the potential availability of foreign tax credits and other items, the calculation of such potential taxes is not practicable.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for retirement plans were 4.50% and 3.50 - 3.75% at December 31, 2013 and 2012, respectively.
The Company’s pension plan asset portfolio as of December 31, 2013 is primarily invested in fixed income securities with a duration of approximately 11 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 9% since 2008 when the Company changed its target investment allocation to focus primarily on fixed income securities. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. As of December 31, 2013 and 2012, the funding surplus was approximately 7% and 3% respectively. To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.
The Company used the following weighted-average discount rates and expected return on plan assets to determine the net periodic pension cost:

	2013	2012
Discount rate	3.50 - 3.75%	4.25%
Expected long-term rate of return on plan assets	5.25%	5.75%

Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension cost (amounts in millions):

Impact on 2013 Expenses - increase (decrease)
50 basis point decrease in discount rate	$0.8
50 basis point increase in discount rate	$(0.8)
50 basis point decrease in expected return on assets	$0.9
Goodwill and Other Intangible Assets Impairment — The Company tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses, at least quarterly, whether any triggering events have occurred.
In January of 2013, the Company announced that it would be executing restructuring activities during the first half of fiscal year 2013 related to its organizational structure and operations. As a result of these organizational structure changes, the Company combined the reporting units that previously comprised its Metals segment into a single reporting unit. The Company now has two reporting units, Metals and Plastics, which were used for the December 1, 2013 goodwill impairment testing.
Historically, the Company's policy was to perform the annual impairment test for goodwill at January 1 of each year. During the fourth quarter of 2013, the Company changed its goodwill testing date for both reporting units from January 1 to December 1. The annual impairment test was performed at January 1 and December 1 during 2013, with no identified impairment charges. The change in the goodwill impairment test date is preferable as it better aligns the impairment testing procedures with the timing of the Company's annual and long-term planning process, which is a significant element of the testing process. A second reason the Company believes that this change is preferable is that it is moving the annual testing date closer to the end of the fiscal year. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. This change in the annual goodwill impairment testing date was applied prospectively beginning December 1, 2013 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.
A two-step method is used for determining goodwill impairment. The first step is performed to identify whether a potential impairment exists by comparing each reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the next step it to measure the amount of impairment loss, if any.
The determination of the fair value of the reporting units requires significant estimates and assumptions to be made by management. The fair value of each reporting unit is estimated using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data, estimates of future cash flows and discount rates based on the view of a market participant, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. In selecting the appropriate assumptions the Company considers: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approaches. The long-term projections used in the valuation are developed as part of the Company’s annual long-term planning process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.

The Company has completed its December 1, 2013 annual goodwill impairment test. As of December 1, 2013, the Metals and Plastics reporting units had goodwill balances of approximately $56 million and $13 million, respectively, and no indefinite lived intangible assets. A combination of the income approach and the market approach was utilized to estimate the reporting units' fair values. The Metals and Plastics reporting units both had estimated fair values that exceeded carrying values by 12.6% and 23.2%, respectively. Under the income approach, the following key assumptions were used in the Company's discounted cash flow analysis:

	Metals	Plastics
Discount rate	12.0%	12.0%
5-year revenue CAGR	5.0%	3.8%
Terminal growth rate	2.5%	2.0%
Under the market approach, the Company used a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 6.0 and 5.5 for Metals and Plastics, respectively. The EBITDA multiple observed in the marketplace for recent transactions ranged from 5.7 to 9.1 for metals companies and 8.0 to 9.2 for plastic companies as of December 31, 2013. The Company considers several factors in estimating the EBITDA multiple including a reporting unit's market position, gross and operating margins and prospects for growth, among other factors.
If either reporting unit's carrying value exceeded its fair value, additional valuation procedures would have been required to determine whether the reporting unit's goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity may also result in a conclusion that the fair value of one or both reporting units has declined below its carrying value.
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
Share-Based Compensation — The Company offers share-based compensation to executives, other key employees and directors. Share-based compensation expense is recognized ratably over the vesting period or shorter period, as appropriate, based on the grant date fair value of the stock award. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the ten trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Options and restricted stock generally vest in one to five years for executives and employees and three years for directors. The Company may either issue shares from treasury or new shares upon share option exercise.
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
Under the 2013, 2012 and 2011 LTC Plans, the potential award for the performance shares granted is partially dependent on the Company’s relative total shareholder return (“RTSR”), which represents a market condition. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry. Compensation expense for performance awards containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
The grant date fair value of performance shares containing a market-based performance condition awarded under the LTC Plans were estimated using a Monte Carlo simulation with the following assumptions:

	2013	2012	2011
Expected volatility	59.5%	85.0%	62.0%
Risk-free interest rate	0.38%	0.40%	1.10%
Expected life (in years)	2.82	2.81	2.84
Expected dividend yield	—	—	—
Performance awards under the active LTC Plans were granted to the Company's CEO in October 2012 in connection with the commencement of his employment. The grant date fair values of performance shares awarded to the CEO containing the market-based performance condition were estimated using a Monte Carlo simulation with the following assumptions:

	2012	2011
Expected volatility	60.7%	60.7%
Risk-free interest rate	0.34%	0.34%
Expected life (in years)	2.21	1.21
Expected dividend yield	—	—
Under the 2013, 2012 and 2011 LTC Plans, the potential award for performance shares granted is partially dependent on the Company’s actual performance versus Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the 2013, 2012 and 2011 LTC Plans. Under the 2013 and 2012 LTC Plans, the performance condition is determined based on the Company's average actual performance versus Company-specific goals for ROIC for the three-year performance period beginning on January 1st of the year of grant. Under the 2011 LTC Plan, the performance condition is determined for any one or more fiscal years during the three-year performance period beginning on January 1st of the year of grant. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period.  Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
Management estimates the probable number of shares which will ultimately vest when calculating the share-based compensation expense for the LTC Plans. As of December 31, 2013, the Company’s weighted average forfeiture rate is approximately 38%. The actual number of shares that vest may differ from management’s estimate. Final award vesting and distribution of performance awards granted under the LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions above the target can be achieved if the target goals are exceeded.

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
The Company’s pension plan asset portfolio as of December 31, 2013 and 2012 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
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
Recent Accounting Pronouncements
Effective January 1, 2013, the Company adopted new guidance that applies to the disclosure requirements associated with offsetting assets and liabilities and the disclosure of amounts reclassified out of accumulated other comprehensive loss by component.
See Note 1 to the consolidated financial statements for detailed information on recent accounting pronouncements.
ITEM 7a — Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price, and foreign exchange rate risks that arise in the normal course of business.
Interest Rate Risk — The Company is exposed to market risk related to its fixed rate and variable rate long-term debt. We do not utilize derivative instruments to manage exposure to interest rate changes. The market value of the Company’s $267.5 million of fixed rate long-term debt may be impacted by changes in interest rates.
The Company’s interest rates on borrowings under its $100 million four-year revolving credit facility are subject to changes in the LIBOR and prime interest rates. There were no borrowings under the Company’s revolving credit agreement as of December 31, 2013. A hypothetical 100 basis point increase on the Company’s variable rate debt would result in $0.1 million of additional interest expense on an annual basis based on interest expense incurred on the revolving credit facility in 2013.
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
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. If the commodity prices hedged were to decrease hypothetically by 100 basis points, the 2013 unrealized loss recorded in cost of materials would have increased by approximately $0.1 million.
Foreign Currency Risk — The Company conducts the majority of its business in the United States but also has operations in Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company’s results of operations historically have not been materially affected by foreign currency transaction gains and losses and, therefore, the Company has no financial instruments in place for managing the exposure to foreign currency exchange rates. The Company recognized $1.9 million of foreign currency transaction losses during the year ended December 31, 2013.
As a result of the financing arrangements entered into during December 2011, the Company has certain outstanding intercompany borrowings denominated in the U.S. dollar at its Canadian and United Kingdom subsidiaries. These intercompany borrowings are not hedged and may cause foreign currency exposure, which could be significant, in future periods if they remain unhedged.

ITEM 8 — Financial Statements and Supplementary Data
Amounts in thousands, except par value and per share data
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2013	2012	2011
Net sales	$1,053,066	$1,270,368	$1,132,366
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	779,208	927,287	845,609
Warehouse, processing and delivery expense	140,934	148,256	134,898
Sales, general and administrative expense	113,405	129,162	125,526
Restructuring charges	9,003	—	—
Depreciation and amortization expense	26,188	25,867	20,472
Operating (loss) income	(15,672)	39,796	5,861
Interest expense, net	(40,542)	(41,090)	(9,663)
Interest expense - unrealized loss on debt conversion option	—	(15,597)	(3,991)
Loss on extinguishment of debt	(2,606)	—	(6,153)
Other (expense) income	(1,924)	1,349	(667)
Loss before income taxes and equity in earnings of joint venture	(60,744)	(15,542)	(14,613)
Income taxes	19,795	(1,430)	1,126
Loss before equity in earnings of joint venture	(40,949)	(16,972)	(13,487)
Equity in earnings of joint venture	6,987	7,224	11,727
Net loss	(33,962)	(9,748)	(1,760)

Basic loss per share	$(1.46)	$(0.42)	$(0.08)
Diluted loss per share	$(1.46)	$(0.42)	$(0.08)
Dividends per common share	$—	$—	$—

Comprehensive income (loss):
Foreign currency translation (losses) gains	$(2,295)	$2,369	$(941)
Unrecognized pension and postretirement benefit credits (costs), net of tax benefit of $2,953, $2,312 and $1,965	4,623	(3,616)	(3,071)
Other comprehensive income (loss)	2,328	(1,247)	(4,012)
Net loss	(33,962)	(9,748)	(1,760)
Comprehensive loss	$(31,634)	$(10,995)	$(5,772)
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$30,829	$21,607
Accounts receivable, less allowances of $3,463 and $3,529	128,544	138,311
Inventories, principally on last-in first-out basis (replacement cost higher by $130,854 and $139,940)	214,900	303,772
Prepaid expenses and other current assets	9,927	11,369
Deferred income taxes	3,242	3,723
Income tax receivable	3,249	7,596
Total current assets	390,691	486,378
Investment in joint venture	41,879	38,854
Goodwill	69,289	70,300
Intangible assets	69,489	82,477
Prepaid pension cost	16,515	12,891
Other assets	15,265	18,266
Property, plant and equipment, at cost
Land	4,917	5,195
Building	53,252	52,884
Machinery and equipment	179,632	178,664
Property, plant and equipment, at cost	237,801	236,743
Less—accumulated depreciation	(161,107)	(157,103)
Property, plant and equipment, net	76,694	79,640
Total assets	$679,822	$788,806
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$69,577	$67,990
Accrued payroll and employee benefits	9,853	11,749
Accrued liabilities	20,154	24,815
Income taxes payable	1,360	1,563
Current portion of long-term debt	397	415
Short term debt	—	500
Total current liabilities	101,341	107,032
Long-term debt, less current portion	245,599	296,154
Deferred income taxes	10,733	32,350
Other non-current liabilities	5,646	5,279
Pension and post retirement benefit obligations	6,609	10,651
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,471 shares issued and 23,409 outstanding at December 31, 2013 and 23,211 shares issued and 23,152 outstanding at December 31, 2012	234	232
Additional paid-in capital	223,893	219,619
Retained earnings	105,277	139,239
Accumulated other comprehensive loss	(18,743)	(21,071)
Treasury stock, at cost—62 shares at December 31, 2013 and 59 shares at December 31, 2012	(767)	(679)
Total stockholders’ equity	309,894	337,340
Total liabilities and stockholders’ equity	$679,822	$788,806
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(33,962)	$(9,748)	$(1,760)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	26,188	25,867	20,472
Amortization of deferred gain	(1,214)	(1,619)	(503)
Amortization of deferred financing costs and debt discount	7,914	6,232	1,662
Loss on sale of fixed assets	42	354	120
Unrealized loss on debt conversion option	—	15,597	3,991
Unrealized losses on commodity hedges	358	163	2,331
Equity in earnings of joint venture	(6,987)	(7,224)	(11,727)
Dividends from joint venture	3,963	4,729	3,117
Deferred tax benefit	(24,089)	(1,284)	(3,333)
Share-based compensation expense	3,062	2,277	4,349
Excess tax benefits from share-based payment arrangements	(420)	(90)	(301)
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	9,279	44,570	(26,446)
Inventories	87,316	(29,340)	(39,435)
Prepaid expenses and other current assets	1,402	(2,397)	(3,408)
Other assets	1,470	(480)	188
Prepaid pension costs	3,953	(2,863)	(2,412)
Accounts payable	(434)	(42,560)	9,910
Accrued payroll and employee benefits	(1,892)	(2,974)	(2,470)
Income taxes payable and receivable	4,388	454	(820)
Accrued liabilities	(2,854)	4,514	(184)
Postretirement benefit obligations and other liabilities	(3,098)	1,173	371
Net cash from (used in) operating activities	74,385	5,351	(46,288)
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	—	(6,472)	(174,244)
Capital expenditures	(11,604)	(11,121)	(11,744)
Other investing activities, net	794	153	799
Net cash used in investing activities	(10,810)	(17,440)	(185,189)
Financing activities:
Short-term (repayments) borrowings, net	(496)	(27)	653
Net (repayments) borrowings on previously existing revolving lines of credit	—	—	(26,403)
Proceeds from long-term debt, including new revolving credit facility	115,300	767,090	320,476
Repayments of long-term debt, including new revolving credit facility	(170,345)	(762,887)	(53,212)
Payment of debt issue costs	—	(1,503)	(16,633)
Exercise of stock options	1,216	146	356
Excess tax benefits from share-based payment arrangements	420	90	301
Net cash (used in) from financing activities	(53,905)	2,909	225,538
Effect of exchange rate changes on cash and cash equivalents	(448)	263	(253)
Net increase (decrease) in cash and cash equivalents	9,222	(8,917)	(6,192)
Cash and cash equivalents—beginning of year	21,607	30,524	36,716
Cash and cash equivalents—end of year	$30,829	$21,607	$30,524
See Note 1 to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	23,149	(163)	$—	$231	$(2,226)	$180,519	$150,747	$(15,812)	$313,459
Net loss							(1,760)		(1,760)
Foreign currency translation								(941)	(941)
Defined benefit pension liability adjustments, net of tax benefit of $1,965								(3,071)	(3,071)
Long-term incentive plan						3,260			3,260
Exercise of stock options and other	10	14		1	514	817			1,332
Balance at December 31, 2011	23,159	(149)	$—	$232	$(1,712)	$184,596	$148,987	$(19,824)	$312,279
Net loss							(9,748)		(9,748)
Foreign currency translation								2,369	2,369
Defined benefit pension liability adjustments, net of tax benefit of $2,312								(3,616)	(3,616)
Embedded conversion option, net of tax benefit of $8,285						33,752			33,752
Long-term incentive plan						1,592			1,592
Exercise of stock options and other	52	90			1,033	(321)			712
Balance at December 31, 2012	23,211	(59)	$—	$232	$(679)	$219,619	$139,239	$(21,071)	$337,340
Net loss							(33,962)		(33,962)
Foreign currency translation								(2,295)	(2,295)
Defined benefit pension liability adjustments, net of tax benefit of $2,953								4,623	4,623
Long-term incentive plan						2,877			2,877
Exercise of stock options and other	260	(3)		2	(88)	1,397			1,311
Balance at December 31, 2013	23,471	(62)	$—	$234	$(767)	$223,893	$105,277	$(18,743)	$309,894
The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
Amounts in thousands except per share data and percentages
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals and plastics distribution company serving principally the North American market. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, oil and gas, power generation, mining, heavy industrial equipment, marine, office furniture and fixtures, safety products, life science applications, automotive and general manufacturing industries as well as general engineering applications.
The Company’s corporate headquarters are located in Oak Brook, Illinois. The Company has 46 operational service centers located throughout North America (42), Europe (3) and Asia (1).
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
Reclassification — For comparability, certain 2012 and 2011 amounts have been reclassified to conform to presentation adopted in 2013. To conform with current presentation, the Company has reclassified 2012 and 2011 amounts related to foreign currency transaction gains (losses) to other income (expense). Such amounts were previously recorded in sales, general and administrative expense in the consolidated statements of operations and other comprehensive loss. Accounting principles generally accepted in the United States of America ("U.S. GAAP") provides several alternatives for presenting foreign currency transaction gains (losses). The Company believes its new presentation will be most useful to investors as it is consistent with the way the Company views its operating performance internally and will also allow for better comparability of the Company's operating performance with certain companies within its industry.
Refer below for the impact on the presentation in the consolidated statements of operations and comprehensive loss:

	Year ended December 31,
	2012		2011
	As Previously Reported	After Reclassification	As Previously Reported	After Reclassification
Sales, general and administrative expense	$127,813	$129,162	$126,193	$125,526
Other income (expense)	—	1,349	—	(667)
Use of estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, goodwill and intangible assets, income taxes, pension and other post-employment benefits and share-based compensation and convertible debt feature mark-to-market adjustments.
Revenue recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment.

Revenue recognized other than at the time of shipment represented less than 3% of the Company’s consolidated net sales for the years ended December 31, 2013, 2012 and 2011. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. For the years ended December 31, 2013, 2012 and 2011, shipping and handling costs included in warehouse, processing and delivery expenses were $35,171, $36,585 and $35,214, respectively.
The Company maintains an allowance for doubtful accounts related to the potential inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.
The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Accounts receivable allowance activity is presented in the table below:

	2013	2012	2011
Balance, beginning of year	$3,529	$3,584	$3,848
Add Provision charged to expense	484	1,420	523
Recoveries	173	90	140
Other	—	—	157
Less Charges against allowance	(723)	(1,565)	(1,084)
Balance, end of year	$3,463	$3,529	$3,584
Cost of materials — Cost of materials consists of the costs the Company pays for metals, plastics and related inbound freight charges. It excludes depreciation and amortization which are discussed below. The Company accounts for the majority of its inventory on a last-in, first-out (“LIFO”) basis. LIFO adjustments are recorded in cost of materials.
Operating expenses — Operating costs and expenses primarily consist of:

•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;

•	Sales expenses, including compensation and employee benefits for sales personnel;

•
General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, bad debt expenses, data communication costs, computer hardware and maintenance expenses and occupancy costs for non-warehouse locations;

•
Restructuring charges, including employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs, moving costs and other exit costs associated with plant consolidations; and

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

Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year ended December 31,
	2013	2012	2011
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$1,219	$479	$1,123
Capital lease obligations	21	1,009	—
Deferred debt origination fees	—	—	886
Additional purchase price paid in 2012 for Tube Supply acquisition	—	—	6,472
Cash paid during the year for:
Interest	33,266	34,051	7,234
Income taxes	2,417	5,557	9,555
Cash received during the year for:
Income tax refunds	3,015	3,184	6,724
Inventories — Inventories consist primarily of finished goods. Approximately 80% of the Company’s inventories are valued at the lower of LIFO cost or market at December 31, 2013 and 2012. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $130,854 and $139,940 at December 31, 2013 and 2012, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
During 2013, a reduction in inventories resulted in a liquidation of applicable LIFO inventory quantities carried at higher costs in prior years. Cost of materials for 2013 where higher by $1,834 as a result of this liquidation.
The Company maintains an allowance for excess and obsolete inventory. The excess and obsolete inventory allowance is determined based on specific identification of material, adjusted for expected scrap value to be received.
Insurance plans — The Company is a member of a group captive insurance company (the “Captive”) domiciled in Grand Cayman Island. The Captive reinsures losses related to certain of the Company’s workers’ compensation, automobile and general liability risks that occur subsequent to August 2009. Premiums are based on the Company’s loss experience and are accrued as expenses for the period to which the premium relates. Premiums are credited to the Company’s “loss fund” and earn investment income until claims are actually paid. For claims that were incurred prior to August 2009, the Company is self-insured. Self-insurance amounts are capped, for individual claims and in the aggregate, for each policy year by an insurance company. Self-insurance reserves are based on unpaid, known claims (including related administrative fees assessed by the insurance company for claims processing) and a reserve for incurred but not reported claims based on the Company’s historical claims experience and development.
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
The Company provides for depreciation of plant and equipment sufficient to amortize the cost over their estimated useful lives as follows:

Buildings and building improvements	3 – 40 years
Plant equipment	3 – 25 years
Furniture and fixtures	2 – 10 years
Vehicles and office equipment	3 – 10 years

Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2013, 2012 and 2011 was $14,397, $14,024 and $13,605, respectively.
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
Goodwill and intangible assets — The Company tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses, at least quarterly, whether any triggering events have occurred.
In January of 2013, the Company announced that it would be executing restructuring activities during the first half of fiscal year 2013 related to its organizational structure and operations. As a result of these organizational structure changes, the Company combined the reporting units that previously comprised its Metals segment into a single reporting unit. The Company now has two reporting units, Metals and Plastics, which were used for the December 1, 2013 goodwill impairment testing.
Historically, the Company's policy was to perform the annual impairment test for goodwill at January 1 of each year. During the fourth quarter of fiscal year 2013, the Company changed its goodwill testing date for both reporting units from January 1 to December 1. During fiscal year 2013, the annual impairment test was performed at January 1, 2013 and December 1, 2013, with no identified impairment charges. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of the Company's annual and long-term planning process, which is a significant element of the testing process. A second reason the Company believes that this change is preferable is that it is moving the annual testing date closer to the end of the fiscal year. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge. This change in the annual goodwill impairment testing date was applied prospectively beginning December 1, 2013 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.
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

The Company records valuation allowances against its deferred tax assets when it is more likely than not that the amounts will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and recent results of operations. In the event the Company determines it would not be able to realize its deferred tax assets, a valuation allowance is recorded, which increases the provision for income taxes in the period in which that determination is made. As of December 31, 2013, the Company concluded that it was more likely than not that it would realize its deferred tax assets and no valuation allowance was deemed necessary.
The Company has undistributed earnings of foreign subsidiaries of approximately $83,086 at December 31, 2013, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although due to the potential availability of foreign tax credits and other items, the calculation of such potential taxes is not practicable.
The Company's 50% ownership interest in Kreher (see Note 6) is through a 50% interest in a limited liability company (LLC) taxed as a partnership. Kreher has two subsidiaries organized as individually taxed C-Corporations. The Company includes in its income tax provision the income tax liability on its share of Kreher income. The income tax liability of Kreher itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of Kreher is treated as a deferred income tax expense. The Company can not independently cause a dividend to be declared by one of Kreher's subsidiaries, therefore no benefit of a dividend received deduction can be recognized in the Company's tax provision until a dividend is declared. If one of Kreher's C-Corporation subsidiaries declares a dividend payable to Kreher, the Company recognizes a benefit for the 80% dividends received deduction on its 50% share of the dividend.
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

The following table is a reconciliation of the basic and diluted earnings per share calculations:

	Year ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(33,962)	$(9,748)	$(1,760)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,214	22,993	22,983
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted loss per share	23,214	22,993	22,983
Basic loss per share	$(1.46)	$(0.42)	$(0.08)
Diluted loss per share	$(1.46)	$(0.42)	$(0.08)
Excluded outstanding share-based awards having an anti-dilutive effect	717	994	757
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	2,032	1,416	1,734
The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the annual period is greater than $10.28, the conversion price of the Convertible Notes. The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change, (as defined in the Convertible Notes agreement), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represented more than 3% of the Company’s 2013 total net sales. Approximately 78% of the Company’s net sales is from locations in the United States.
Share-based compensation — The Company offers share-based compensation to executives, other key employees and directors. Share-based compensation expense is recognized ratably over the vesting period or shorter period, as appropriate, based on the grant date fair value of the stock award. Options and restricted stock generally vest in one to five years for executives and employees and three years for directors. The Company may either issue shares from treasury or new shares upon share option exercise or award issuance. Management estimates the probable number of awards which will ultimately vest when calculating the share-based compensation expense for its long-term compensation plans ("LTC Plans"). As of December 31, 2013, the Company’s weighted average forfeiture rate is approximately 38%. The actual number of awards that vest may differ from management’s estimate.
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
Under the LTC Plans, the total potential award is comprised of restricted share units ("RSUs") (time vested) and performance share units (PSUs). The PSUs awarded are based on two independent conditions, the Company’s relative total shareholder return (“RTSR”), which represents a market condition, and Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the LTC Plans.
RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the "RTSR Peer Group") over a three-year performance period as defined in the LTC Plans. The threshold, target and maximum performance levels for RTSR are the 25th, 50th and 75th percentile, respectively, relative to RTSR Peer Group performance. Compensation expense for PSUs containing a market condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
ROIC is measured based on the Company's average actual performance versus Company-specific goals as defined in each of the LTC Plans. Compensation expense recognized is based on management's expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
Final award vesting will occur at the end of the three-year performance period, and distribution of performance awards granted under the LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year consecutive period as defined in each plan. Partial awards can be earned for performance less than the target goal, but in excess of minimum goals; and award distributions up to twice the target can be achieved if the target goals are exceeded.
Unless covered by a specific change-in-control or severance arrangement, participants to whom RSUs, PSUs and other non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, respectively, or the award will be forfeited.
New Accounting Standards Updates
Standards Updates Adopted
Effective January 1, 2013, the Company adopted Accounting Standards Update ("ASU") No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU require an entity to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities, including the effect or potential effect of rights of set off associated with an entity’s recognized assets and recognized liabilities within the scope of Topic 210. The adoption of this ASU did not have an impact on the Company's financial condition, liquidity or operating results. The disclosure requirements associated with the adoption of ASU 2011-11 are reflected in Note 10.
Effective January 1, 2013, the Company adopted the guidance in ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in this ASU require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The Company is also required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this ASU did not have an impact on the Company's financial condition, liquidity or operating results. The disclosure requirements associated with the adoption of ASU 2013-02 are reflected in Note 12.
Standards Updates Issued Not Yet Effective
During July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available or when the deferred tax asset is not intended for this purpose. This ASU is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The Company anticipates that the adoption of this ASU will not have an impact on the Company's financial condition, liquidity or operating results. The adoption of this ASU may impact the Company’s financial statement presentation in future interim and annual financial statements issued.

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
Tube Supply, based in Houston, Texas, is a leading value-added distributor of specialty tubular and bar products for the oil and gas industry. Tube Supply provides high quality products and services primarily to the North American oilfield equipment manufacturing industry. Tube Supply operates two service centers, which are located in Houston, Texas and Edmonton, Alberta. The Acquisition has allowed the Company to capitalize on the demand and opportunities in the oil and gas sector through new product offerings to an expanded customer base.
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
An allocation of the purchase price to the fair value of the assets acquired and liabilities assumed, which was finalized in December 2012, is as follows:
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
At closing, the Company entered into a lease agreement with the former owners of Tube Supply. At December 31, 2013 and 2012, an unfavorable lease liability associated with the lease for a newly constructed distribution center used by Tube Supply of $1,465 and $2,168, respectively, is recorded in other non-current liabilities. The current portion of the unfavorable lease liability in the amount of $703 and $645 is included in accrued liabilities in the consolidated balance sheets at December 31, 2013 and 2012, respectively. The unfavorable lease liability resulted from the present value of the difference between the estimated fair market value and the executed contract price the Company will pay to lease the property. The unfavorable lease liability will be amortized over the remaining life of the lease.
The goodwill and intangible assets are deductible for tax purposes.

The results of operations of Tube Supply have been included in the Company's consolidated statements of operations and comprehensive loss since December 15, 2011. The net sales and net income for Tube Supply during the period from December 15, 2011 through December 31, 2011 were $7,648 and $901, respectively.
The following unaudited pro forma summary presents the effect of the Acquisition during the year ended December 31, 2011 as though the business had been acquired as of January 1, 2011:

Year ended December 31, 2011 (Unaudited)
Pro forma net sales	$1,332,176
Pro forma net income	7,033
Pro forma basic net income per share	$0.31
Pro forma diluted net income per share	0.28
Unaudited pro forma supplemental information is based upon management estimates and judgments. The unaudited pro forma supplemental information also includes purchase accounting and interest expense adjustments and the related tax effects. The unaudited pro forma supplemental information for the year ended December 31, 2011 excludes direct acquisition-related costs of $4,260 and includes loss on extinguishment of debt of $6,153 and interest costs of $7,366 associated with the underwriting fee for debt financing and the mark-to-market adjustment for the conversion option on the convertible bonds. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented or of future results. Pro forma financial information is not provided for the years ended December 31, 2013 and 2012 as a full year of post-acquisition results of operations for Tube Supply were included in the Company's consolidated statements of operations and comprehensive loss.
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
The Company operates primarily in North America. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Net sales
United States	$817,714	$988,161	$895,165
All other countries	235,352	282,207	237,201
Total	$1,053,066	$1,270,368	$1,132,366
Long-lived assets
United States	$63,667	$68,253	72,138
All other countries	13,027	11,387	10,003
Total	$76,694	$79,640	82,141
Segment information as of and for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Net Sales	Operating (Loss) Income	Total Assets	Capital Expenditures	Depreciation & Amortization
2013
Metals segment (a)	$918,298	$(11,571)	$580,570	$10,181	$24,579
Plastics segment	134,768	4,278	57,373	1,423	1,609
Other (b)	—	(8,379)	41,879	—	—
Consolidated	$1,053,066	$(15,672)	$679,822	$11,604	$26,188
2012
Metals segment (a)	$1,143,884	$48,473	$693,803	$9,819	$24,480
Plastics segment	126,484	3,188	56,149	1,831	1,387
Other (b)	—	(11,865)	38,854	—	—
Consolidated	$1,270,368	$39,796	$788,806	$11,650	$25,867
2011
Metals segment (a)	$1,014,130	$14,191	$729,692	$10,639	$19,329
Plastics segment	118,236	2,860	56,171	2,228	1,143
Other (b)	—	(11,190)	36,460	—	—
Consolidated	$1,132,366	$5,861	$822,323	$12,867	$20,472
(a) The results of Tube Supply, acquired on December 15, 2011, are included in the Company's Metals segment.
(b) “Other” – Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.

Below are reconciliations of segment data to the consolidated loss before income taxes:

	2013	2012	2011
Operating (loss) income	$(15,672)	$39,796	$5,861
Interest expense, net	(40,542)	(41,090)	(9,663)
Interest expense - unrealized loss on debt conversion option	—	(15,597)	(3,991)
Loss on extinguishment of debt	(2,606)	—	(6,153)
Other (expense) income	(1,924)	1,349	(667)
Loss before income taxes and equity in earnings of joint venture	(60,744)	(15,542)	(14,613)
Equity in earnings of joint venture	6,987	7,224	11,727
Consolidated loss before income taxes	$(53,757)	$(8,318)	$(2,886)

(4) Lease Agreements
The Company has operating and capital leases covering certain warehouse facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments.
Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, are as follows:

	Capital	Operating
2014	$400	$13,462
2015	395	11,734
2016	203	10,719
2017	—	9,191
2018	—	8,051
Later years	—	19,895
Total future minimum rental payments	$998	$73,052
Total rental payments charged to expense were $15,062 in 2013, $15,579 in 2012, and $12,362 in 2011. Lease extrication charges of $1,448 associated with restructuring activities in the Metals segment were included in total rental payments charged to expense in 2013 within "Restructuring Charges" in the Consolidated Statement of Operations. There were no lease extrication charges in 2012 and 2011. Total gross value of property, plant and equipment under capital leases was $1,660 and $1,895 in 2013 and 2012, respectively.
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
Components of net periodic pension cost (benefit) are as follows:

	2013	2012	2011
Service cost	$699	$608	$539
Interest cost	6,327	6,832	7,393
Expected return on assets	(9,278)	(9,855)	(10,054)
Amortization of prior service cost	322	324	324
Amortization of actuarial loss	1,942	594	229
Net periodic pension cost (benefit)	$12	$(1,497)	$(1,569)
The expected amortization of pension prior service cost and actuarial loss for the next fiscal year is $282 and $1,716, respectively.

The status of the plans at December 31, 2013 and 2012 are as follows:

	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$181,137	$164,407
Service cost	699	608
Interest cost	6,327	6,832
Benefit payments	(7,097)	(6,558)
Actuarial (gain) loss	(24,077)	15,848
Projected benefit obligation at end of year	$156,989	$181,137
Change in plan assets:
Fair value of plan assets at beginning of year	$187,150	$174,938
Actual (loss) return on assets	(11,966)	18,463
Employer contributions	321	307
Benefit payments	(7,097)	(6,558)
Fair value of plan assets at end of year	$168,408	$187,150
Funded status – net prepaid	$11,419	$6,013
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$16,515	$12,891
Accrued liabilities	(325)	(309)
Pension benefit obligations	(4,771)	(6,569)
Net amount recognized	$11,419	$6,013
Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial loss	$(25,002)	$(29,778)
Unrecognized prior service cost	(1,295)	(1,617)
Total	$(26,297)	$(31,395)
Accumulated benefit obligation	$156,474	$180,551
For the plan with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $5,095, $5,095 and $0, respectively, at December 31, 2013; and $5,893, $5,893 and $0, respectively, at December 31, 2012.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans are as follows:

	2013	2012
Discount rate	4.50%	3.50 - 3.75%
Projected annual salary increases	0 - 3.00%	0 - 3.00%
The assumptions used to determine net periodic pension cost (benefit) are as follows:

	2013	2012	2011
Discount rate	3.50 - 3.75%	4.25%	5.25%
Expected long-term rate of return on plan assets	5.25%	5.75%	6.50%
Projected annual salary increases	0 - 3.00%	0 - 3.00%	0 - 3.00%
The Company’s expected return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.
The Company’s pension plan assets are allocated entirely to fixed income securities at December 31, 2013 and 2012.

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
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Fixed income securities (1)	$15,629	$152,803	$—	$168,432
Accounts payable – pending trades				(24)
Total				$168,408

(1)	Fixed income securities are comprised of corporate bonds (71%), government bonds (20%), government agencies securities (5%) and other fixed income securities (4%).
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Fixed income securities (2)	$10,562	$176,610	$—	$187,172
Accounts payable – pending trades				(22)
Total				$187,150

(2)	Fixed income securities are comprised of corporate bonds (75%), government bonds (16%), government agencies securities (6%) and other fixed income securities (3%).
The estimated future pension benefit payments are:

2014	$7,994
2015	8,178
2016	8,523
2017	8,965
2018	9,181
2019 — 2023	49,926
During 2013, the Company was party to multi-employer pension plans in California and Ohio. The overall cost of such plans to the Company is insignificant. In 2013, in connection with the January 2013 restructuring plan, the Company closed its facility in Gardena, California and elected to withdraw from the California multi-employer pension plan. The Company incurred a withdrawal liability of $720 which is recorded in "Restructuring Charges" in the Consolidated Statement of Operations. If the Company elects to withdraw from the Ohio multi-employer pension plan in the future, it could potentially incur a withdrawal liability at that time. The Ohio multi-employer pension plan withdrawal liability was estimated to be $4,800 as of December 31, 2013.
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.

Components of net periodic postretirement benefit cost for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Service cost	$153	$161	$164
Interest cost	148	170	222
Amortization of prior service cost	—	—	—
Amortization of actuarial gain	(23)	—	—
Net periodic postretirement benefit cost	$278	$331	$386
The expected amortization of postretirement prior service cost and actuarial gain for the next fiscal year are insignificant.
The status of the postretirement benefit plans at December 31, 2013 and 2012 were as follows:

	2013	2012
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$4,379	$4,635
Service cost	153	161
Interest cost	148	170
Benefit payments	(201)	(193)
Actuarial gain	(2,502)	(394)
Accumulated postretirement benefit obligation at end of year	$1,977	$4,379
Funded status – net liability	$1,977	$4,379
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(139)	$(296)
Postretirement benefit obligations	(1,838)	(4,083)
Net amount recognized	$(1,977)	$(4,379)
Pre-tax components of accumulated other comprehensive income (loss):
Unrecognized actuarial gain	$3,139	$661
Total	$3,139	$661
The assumed health care cost trend rates for medical plans at December 31 were as follows:

	2013	2012	2011
Medical cost trend rate	7.50%	8.00%	8.50%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Year ultimate medical cost trend rate will be reached	2019	2019	2018
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2013 by $81 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2013 by $75 with no significant impact on the annual periodic postretirement benefit cost.
The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	2013	2012	2011
Net periodic postretirement benefit costs	3.50%	3.75%	5.25%
Accumulated postretirement benefit obligations	4.00%	3.50%	3.75%

Retirement Savings Plans
The Company’s retirement savings plan for U.S. employees includes features under Section 401(k) of the Internal Revenue Code. Effective July 1, 2011, the Company’s 401(k) matching contribution was increased to 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation and the Company’s fixed contribution of 4% of eligible earnings for all employees was eliminated. Company contributions cliff vest after two years of employment.
Effective July 1, 2012, the Company's 401(k) plan was amended to include the U.S. employees of Tube Supply. Employees were eligible to participate in the Company's 401(k) plan immediately. Tube Supply's existing plan assets were rolled over into the Company's 401(k) plan during 2012 as a result of this amendment.
The amounts expensed by the Company relating to its 401(k) plan and other international retirement plans was $4,265, $5,260 and $4,414 for the years ended December 31, 2013, 2012 and 2011, respectively.
(6) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2013	2012	2011
Equity in earnings of joint venture	$6,987	$7,224	$11,727
Investment in joint venture	41,879	38,854	36,460
Sales to joint venture	198	455	362
Purchases from joint venture	86	695	884
The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	2013	2012	2011
Revenues	$230,351	$257,776	$269,657
Net income	13,720	14,603	23,643
Current assets	82,827	92,421	111,263
Non-current assets	25,615	26,099	22,979
Current liabilities	10,548	14,315	59,952
Non-current liabilities	16,103	27,845	3,089
Members’ equity	81,791	76,360	71,199
Capital expenditures	1,855	5,259	6,736
Depreciation and amortization	2,217	2,034	1,603
(7) Income Taxes
(Loss) income before income taxes and equity in earnings of joint venture generated by the Company’s U.S. and non-U.S. operations were as follows:

	2013	2012	2011
U.S	$(55,611)	$(28,398)	$(26,321)
Non-U.S.	(5,133)	12,856	11,708

The Company’s income tax (benefit) expense is comprised of the following:

	2013	2012	2011
Federal
current	$(260)	$(842)	$(1,204)
deferred	(16,913)	(1,542)	(2,041)
State
current	1,312	629	461
deferred	(2,949)	401	(1,218)
Foreign
current	3,242	2,927	2,970
deferred	(4,227)	(143)	(94)
	$(19,795)	$1,430	$(1,126)
The reconciliation between the Company’s effective tax rate on income or loss and the U.S. federal income tax rate of 35% is as follows:

	2013	2012	2011
Federal income tax at statutory rates	$(21,260)	$(5,439)	$(5,115)
State income taxes, net of federal income tax benefits	(1,757)	22	(1,007)
Permanent items:
Dividends received deductions	(766)	(766)	—
Convertible debt mark-to-market - non-deductible	—	6,206	1,551
Other permanent differences	(124)	480	662
Federal and state income tax on joint venture	2,670	2,766	4,478
Rate differential on foreign income	812	(1,680)	(726)
Unrecognized tax benefits	—	(557)	(576)
Audit settlements	—	218	—
State rate changes	87	(68)	(478)
Other	543	248	85
Income tax (benefit) expense	$(19,795)	$1,430	$(1,126)
Effective income tax expense rate	32.6%	(9.2)%	7.7%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:
Postretirement benefits	$2,526	$3,830
Deferred compensation	1,768	1,940
Restructuring related and other reserves	1,055	1,452
Alternative minimum tax and net operating loss carryforward	24,072	3,487
Other, net	69	—
Total deferred tax assets	$29,490	$10,709
Deferred tax liabilities:
Depreciation	$8,026	$8,032
Inventory	319	1,146
Pension	5,954	4,240
Intangible assets and goodwill	20,121	24,224
Other, net	2,561	1,665
Total deferred tax liabilities	36,981	39,307
Net deferred tax liabilities	$7,491	$28,598
As of December 31, 2013, the Company has federal, state and foreign net operating losses ("NOLs") as follows:

	Amount	Expiration Period
Federal	$43,158	2021 to 2023
State	50,520	2015 to 2032
Foreign	8,428	(a)
(a) Foreign NOLs of $1,060 expire in 2014 to 2018 and $7,368 do not expire.
The Company evaluates the recoverability of its deferred tax assets by assessing the adequacy of future taxable income from all sources, including the reversal of deferred tax liabilities, forecasted operating earnings and tax planning strategies. Based on all current available evidence, the Company has determined that it is more likely than not that the federal, state and foreign NOLs will be realized due to having sufficient earnings in future years to utilize the NOL carryforwards prior to expiration.  To the extent that the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance would be established.
The following table shows the net change in the Company’s unrecognized tax benefits:

	2013	2012	2011
Balance as of January 1	$105	$861	$1,465
Increases (decreases) in unrecognized tax benefits:
Due to tax positions taken in prior years	—	—	91
Due to tax positions taken during the current year	60	45	60
Due to settlement with tax authorities	—	(757)	—
Due to expiration of statute	(60)	(44)	(755)
Balance as of December 31	$105	$105	$861
Unrecognized tax benefits of $105, $105 and $861 would impact the effective tax rate if recognized as of December 31, 2013, 2012 and 2011, respectively. The accrued interest and penalties related to unrecognized tax benefits were insignificant at December 31, 2013 and 2012. The interest and penalties recorded by the Company were insignificant for the years ended December 31, 2013, 2012 and 2011.

During 2013, 2012 and 2011, statutes expired on certain unrecognized tax benefits of the Company. The reversal of the reserve of these unrecognized tax benefits was recorded as a component of overall income tax benefit for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company or its subsidiaries files income tax returns in the United States federal jurisdiction, 29 states, and 7 foreign jurisdictions.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2010 to 2013
U.S. States	2009 to 2013
Foreign	2008 to 2013
During the second quarter of 2012, audits of the Company’s 2008 and 2009 U.S. federal income tax returns were concluded with no significant assessment. During 2011, the Company recognized $423 of tax benefits, excluding interest, due to the expiration of the statute of limitations for uncertain tax positions taken in prior years. Due to the potential for resolution of the examination or expiration of statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits may change within the next 12 months by a range of zero to $45.
The Company received its 2012 federal income tax refund of $2,590 during October 2013, its 2010 federal tax refund of $2,025 during February 2012 and its 2009 federal income tax refund of $6,344 during January 2011.
(8) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the years ended December 31, 2013 and 2012 were as follows:

	2013			2012
	Metals Segment	Plastics Segment	Total	Metals Segment	Plastics Segment	Total
Balance as of January 1
Goodwill	$117,544	$12,973	$130,517	$117,145	$12,973	$130,118
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)
	57,327	12,973	70,300	56,928	12,973	69,901
Currency valuation	(1,011)	—	(1,011)	399	—	399
Balance as of December 31
Goodwill	116,533	12,973	129,506	117,544	12,973	130,517
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)
	$56,316	$12,973	$69,289	$57,327	$12,973	$70,300
The Company tests goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses, at least quarterly, whether any triggering events have occurred.
During the fourth quarter of fiscal year 2013, the Company changed its goodwill testing date for both reporting units from January 1 to December 1. During fiscal year 2013, the annual impairment test was performed at January 1, 2013 and December 1, 2013, with no identified impairment charges. The Company's year-to-date operating results, among other factors, are considered in determining whether it is more likely than not that the fair value for either reporting unit has declined below its carrying value, which would require the Company to perform an interim goodwill impairment test. A recession or economic declines in specific industries could change management's expectations of future financial results and/or key valuation assumptions used in determining the fair-value of its reporting units, which could result in a goodwill impairment.

The following summarizes the components of the Company's intangible assets at December 31, 2013 and 2012:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$117,794	$55,157	$119,118	$45,317
Non-compete agreements	3,888	3,569	3,888	3,235
Trade names	8,025	1,939	8,297	1,188
Developed technology	1,400	953	1,400	486
Total	$131,107	$61,618	$132,703	$50,226
The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.6 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.
For the years ended December 31, 2013, 2012, and 2011, the aggregate amortization expense was $11,791, $11,843 and $6,867, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2014	$11,700
2015	10,933
2016	10,933
2017	8,910
2018	4,790
(9) Debt
Short-term and long-term debt consisted of the following at December 31, 2013 and 2012:

	2013	2012
SHORT-TERM DEBT
Foreign	$—	$500
Total short-term debt	—	500
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	210,000	225,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 15, 2015	—	39,500
Other, primarily capital leases	998	1,400
Total long-term debt	268,498	323,400
Less: unamortized discount	(22,502)	(26,831)
Less: current portion	(397)	(415)
Total long-term portion	245,599	296,154
TOTAL SHORT-TERM AND LONG-TERM DEBT	$245,996	$297,069
During December of 2011, in conjunction with the completion of the Acquisition (see Note 2), the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “Revolving Credit Facility”). Net proceeds from these transactions (collectively referred to as the “Debt Transactions”) were used to complete the Acquisition, repay existing debt and for general corporate purposes. The Company incurred debt origination fees of $18,136 associated with the Debt Transactions which are primarily being amortized using the effective interest method and recognized interest expense of $3,375 for underwriting fees associated with the debt financing. In 2011, the Company recognized a loss of $6,153 on the extinguishment of its previously existing debt which included prepayment fees and the write-off of previously existing deferred financing costs.
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
The New Secured Notes will mature on December 15, 2016. The Company will pay interest on the New Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Company paid interest of $28,548 and $28,688 on the New Secured Notes during the years ended December 31, 2013 and 2012, respectively. The New Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the “Note Guarantors”). The New Secured Notes and the related guarantees are secured by a lien on substantially all of the Company's and the Note Guarantors' assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. The terms of the New Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company's ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates, enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company's assets. Refer to Note 15 for Guarantor Financial Information disclosure.
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
Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase New Secured Notes with certain of its excess cash flow for such fiscal year (as defined in the indenture) for such fiscal year, commencing with the fiscal year ending December 31, 2012, at 103% of the principal amount thereof, plus accrued and unpaid interest. For the fiscal year ended December 31, 2013, the Company estimated that it had no excess cash flow (as defined in the indenture) and therefore, an offer to purchase New Secured Notes will not be made. For the fiscal year ended December 31, 2012, the Company estimated excess cash flow to be approximately $17,000 and therefore, an offer to purchase New Secured Notes was made on April 1, 2013. This offer expired on April 30, 2013 with no Secured Notes tendered.
In November 2013, the Company purchased $15,000 aggregate principal amount of its Senior Secured Notes in the open market with available cash. The Senior Secured Notes that were purchased by the Company were subsequently retired. The purchase of the Senior Secured Notes resulted in a pre-tax loss on debt extinguishment of $2,606 consisting of tender premiums, write off of unamortized debt issuance costs and tender expenses.

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
The Convertible Notes will mature on December 15, 2017. The Company will pay interest on the Convertible Notes at a rate of 7.0% in cash semi-annually. The Company paid interest of $4,025 and $4,025 on the Convertible Notes during the years ended December 31, 2013 and 2012, respectively. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes is 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.
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
The last reported sale price of the Company's common stock was equal to or greater than 130% of the applicable conversion price in effect for each applicable trading day for at least 20 of the last 30 trading days ending on December 31, 2013; therefore, the Convertible Note holders may convert their Convertible Notes during the three month period ending March 31, 2014. If any Convertible Notes were to be surrendered, the Company would settle them via a combination of cash and shares of its common stock.  If all the Convertible Notes were to be surrendered, the Company has estimated that it would deliver cash of $57,500 and issue approximately 1,537 shares of common stock.  Although the conversion of the Convertible Notes is outside the control of the Company at December 31, 2013, the discounted value of the outstanding Convertible Notes are classified as long-term debt in the Consolidated Balance Sheets at December 31, 2013 as the Company would have the ability and intent to utilize its revolving credit facility, which is classified as long-term, to settle the cash portion of the conversion.
Prior to April 26, 2012, the Company had the option to elect not to issue shares of common stock upon conversion of the Convertible Notes to the extent such election would result in the issuance of more than 19.99% of the common stock outstanding immediately before the issuance of the Convertible Notes until the Company receives shareholder approval for such issuance and shareholder approval of the increase in the number of shares of common stock authorized and available for issuance upon conversion of the Convertible Notes. Since the Company did not have sufficient authorized shares available to share-settle the conversion option in full, the embedded conversion option did not qualify for equity classification and instead was separately valued and accounted for as a derivative liability as of December 31, 2011. The initial value allocated to the derivative liability was $22,330 of the $57,500 principal amount of the Convertible Notes, which represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Convertible Notes was determined to be 17.78%. During each reporting period prior to April 26, 2012, the derivative liability was marked to fair value through earnings. As of December 31, 2011, the derivative liability, which is classified in long-term debt, had a fair value of $26,440. There was no derivative liability as of December 31, 2013 and 2012.

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
Upon a fundamental change and subject to certain exceptions, as defined in the Convertible Notes indenture, holders may require the Company to repurchase some or all of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest.
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
Revolving Credit Facility
The Revolving Credit Facility consists of a $100,000 senior secured asset-based revolving credit facility (subject to adjustment pursuant to a borrowing base described below), of which (a) up to an aggregate principal amount of $20,000 will be available for a Canadian subfacility, (b) up to an aggregate principal amount of $20,000 will be available for letters of credit and (c) up to an aggregate principal amount of $10,000 will be available for swingline loans. Loans under the Revolving Credit Facility will be made available to the Company and certain domestic subsidiaries (the “U.S. Borrowers”) in U.S. dollars and the Canadian Borrowers in U.S. dollars and Canadian dollars. The Revolving Credit Facility will mature on December 15, 2015.
All obligations of the U.S. Borrowers under the Revolving Credit Facility are guaranteed on a senior secured basis by each direct and indirect, existing and future, domestic subsidiary of the U.S. Borrowers (the “U.S. Subsidiary Guarantors” and together with the U.S. Borrowers, the “U.S. Credit Parties”), subject to certain exceptions for immaterial subsidiaries. All obligations of the Canadian Borrowers under the Revolving Credit Facility are guaranteed on a senior secured basis by (a) each U.S. Credit Party and (b) each direct and indirect, existing and future, Canadian subsidiary of the Company (the “Canadian Subsidiary Guarantors” and together with the Canadian Borrowers, the “Canadian Credit Parties”; and the U.S. Credit Parties together with the Canadian Credit Parties, the “Credit Parties”), subject to certain exceptions.
All obligations under the Revolving Credit Facility are secured on a first-priority basis by a perfected security interest in substantially all assets of the Credit Parties (subject to certain exceptions for permitted liens). The Revolving Credit Facility will rank pari passu in right of payment with the Secured Notes, but, pursuant to the intercreditor agreement, the Secured Notes will be effectively subordinated to the indebtedness under the Revolving Credit Facility with respect to the collateral.
At the Company’s election, borrowings under the Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the Revolving Credit Facility). The weighted average interest rate on borrowings outstanding under the revolving credit facilities were 2.71%, 2.71% and 1.63% for the years ended December 31, 2013, 2012 and 2011, respectively. The Company will pay certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility permits the Company to increase the aggregate amount of the commitments under the Revolving Credit Facility from time to time in an aggregate amount for all such increases not to exceed $50,000, subject to certain conditions. The existing lenders under the Revolving Credit Facility are not obligated to provide the incremental commitments. In January 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25,000. As a result, the Company's borrowing capacity increased from $100,000 to $125,000, and the Company maintains the ability to exercise the accordion for an additional $25,000 of aggregate commitments in the future.
The Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement. As of December 31, 2013, the Company’s excess availability of $90,308 was above such thresholds.
Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $35 in 2013, $222 in 2012 and $254 in 2011.
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
The Company’s pension plan asset portfolio as of December 31, 2013 and 2012 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the pension plan asset portfolio are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 5 for pension fair value disclosures.
Fair Value Measurements of Debt
The fair value of the Company’s Senior Secured Notes as of December 31, 2013 was estimated to be $234,675 compared to a carrying value of $205,033, net of unamortized discount. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes, as of December 31, 2013 was estimated to be approximately $90,991 compared to a carrying value of $39,965, net of unamortized discount. The fair value for the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at December 31, 2013 were as follows:

Company's stock price at the end of the period	$14.77
Expected volatility	27.2%
Credit spreads	7.25%
Risk-free interest rate	1.24%
As of December 31, 2013, the Company had no debt outstanding under its revolving credit facilities. Although borrowings could be materially greater than the current balance at December 31, 2013, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At December 31, 2013, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At December 31, 2013 and 2012, the notional value associated with forward contracts was $12,492 and $17,191, respectively. The Company recorded, through cost of materials, realized and unrealized net losses of $2,141, $430 and $2,377 during the years ended December 31, 2013, 2012 and 2011, respectively, as a result of the decline in the fair value of the contracts. As of December 31, 2013, all commodity hedge contracts were in a liability position. As of December 31, 2012, a receivable of $19 associated with commodity hedge contracts was netted with the liability to derive the value disclosed in the table below. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Derivative liability for commodity hedges	$—	$2,871	$—	$2,871
As of December 31, 2012
Derivative liability for commodity hedges	$—	$2,494	$—	$2,494
(11) Share-based Compensation
The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $3,062, $2,277 and $4,349 for 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $1,141, $872 and $1,534 in 2013, 2012 and 2011, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2013 associated with all share-based payment arrangements is $4,610 and the weighted average period over which it is to be expensed is 1.4 years.
Restricted Stock, Stock Option and Equity Compensation Plans – The Company maintains certain long-term stock incentive and stock option plans for the benefit of officers, directors and other key management employees. A summary of the authorized shares under these plans is detailed below:

Plan Description	Authorized Shares
1995 Directors Stock Option Plan	188
1996 Restricted Stock and Stock Option Plan	938
2000 Restricted Stock and Stock Option Plan	1,200
2004 Restricted Stock, Stock Option and Equity Compensation Plan	1,350
2008 A. M. Castle & Co. Omnibus Incentive Plan (amended and restated as of April 25, 2013)	3,350
Long-Term Compensation and Incentive Plans
On March 6, 2013, the Human Resources Committee (the “Committee”) of the Board of Directors of the Company approved equity awards under the Company’s 2013 Long-Term Compensation Plan (“2013 LTC Plan”) for executive officers and other select personnel.
On March 7, 2012, the Committee approved equity awards under the Company’s 2012 Long-Term Compensation Plan ("2012 LTC Plan") for executive officers and other select personnel.
On March 2, 2011, the Committee approved equity awards under the Company's 2011 Long-Term Compensation Plan ("2011 LTC Plan") for executive officers and other select personnel.

Each of the respective LTC Plans for 2013, 2012 and 2011 included RSU and PSU awards and are subject to the terms of the Company's 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 25, 2013.
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2013 and 2012 LTC Plans will cliff vest on December 31, 2015 and December 31, 2014, respectively. Approximately 46 RSUs granted under the 2011 LTC Plan cliff vested on December 31, 2013. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
The outstanding non-vested share balance consists of shares issued to the Board of Directors during the second quarter of 2012 and shares issued for retention incentive purposes. The Director shares vest during the second quarter of 2015 and the balance of the shares vest on December 31, 2014. The RSU share balance consists of units granted to employees for incentive purposes.
The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.
A summary of the non-vested share and RSU activity is as follows:

	Shares		Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	73	$12.22	298	$12.05
Granted	40	$16.66	128	$16.19
Forfeited	(15)	$13.82	(94)	$11.94
Vested	—	$—	(74)	$15.00
Outstanding at December 31, 2013	98	$14.17	258	$13.30
Expected to vest at December 31, 2013	98	$14.17	221	$13.01
The unrecognized compensation cost as of December 31, 2013 associated with RSU and non-vested share awards is $2,593. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $1,106, $1,685 and $2,166, respectively.

Performance Shares
The status of PSUs that have been awarded as part of the active LTC Plans is summarized below as of December 31, 2013:

Plan Year	Grant Date Fair Value	Estimated Number of Performance Shares to be Issued	Maximum Number of Performance Shares that Could Potentially be Issued
2013 LTC Plan
RTSR performance condition	$24.74	59	196
ROIC performance condition	$16.29	—	196
2012 LTC Plan
RTSR performance condition	$13.78	85	178
RTSR performance condition (1)	$16.65	28	58
ROIC performance condition	$10.02	—	178
ROIC performance condition (1)	$12.74	—	58
2011 LTC Plan
RTSR performance condition	$23.89	35	116
RTSR performance condition (1)	$10.61	9	32
ROIC performance condition	$17.13	—	116
ROIC performance condition (1)	$12.74	—	32
(1) Represents the status of performance share units granted under the active LTC Plans in October 2012.
The grant date fair values of PSUs awarded containing the RTSR performance condition was estimated using a Monte Carlo simulation with the following assumptions:

	2013	2012	2011
Grant Date Fair Value per Share Unit	$24.74	$13.78	$23.89
Expected volatility	59.5%	85.0%	62.0%
Risk-free interest rate	0.38%	0.40%	1.10%
Expected life (in years)	2.82	2.81	2.84
Expected dividend yield	—	—	—
PSUs under the active LTC Plans were granted to the Company's new CEO in October 2012. The grant date fair values of PSUs awarded to the CEO containing the market-based performance condition was estimated using a Monte Carlo simulation with the following assumptions:

	2012	2011
Grant Date Fair Value per Share Unit	$16.65	$10.61
Expected volatility	60.7%	60.7%
Risk-free interest rate	0.34%	0.34%
Expected life (in years)	2.21	1.21
Expected dividend yield	—	—
The grant date fair values for PSUs subject to the ROIC performance condition were established using the market price of the Company's common stock on the date of grant.
Final award vesting and distribution of performance awards granted under the 2011 LTC Plan was determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2011 Plan). Refer to the table above for the number of shares expected to be issued under 2011 LTC Plan. The unrecognized compensation cost as of December 31, 2013 associated with the 2013 and 2012 LTC Plans performance share units is $2,017.

Stock Options
There were no stock options issued under the 2013, 2012 and 2011 LTC Plans. A summary of the stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2013	270	$11.34
Exercised	(115)	$9.27
Forfeited	(10)	$12.79
Expired	(1)	$12.79
Stock options outstanding at December 31, 2013	144	$12.89	$280	3.0
Stock options exercisable at December 31, 2013	144	$12.89	$280	3.0
Stock options vested as of December 31, 2013	144	$12.89	$280	3.0
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $914, $36 and $194, respectively. The unrecognized compensation cost as of December 31, 2013 associated with stock options is $0.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as reported in the consolidated balance sheets as of December 31, 2013 and 2012 was comprised of the following:

	2013	2012
Foreign currency translation losses	$(4,617)	$(2,322)
Unrecognized pension and postretirement benefit costs, net of tax	(14,126)	(18,749)
Total accumulated other comprehensive loss	$(18,743)	$(21,071)

Changes in accumulated other comprehensive loss by component for the year ended December 31, 2013 are as follows:

	Defined Benefit Pension and Postretirement Items	Foreign Currency Items	Total
Balance as of January 1, 2013	$(18,749)	$(2,322)	$(21,071)
Other comprehensive loss before reclassifications	3,256	(2,295)	961
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	1,367	—	1,367
Net current period other comprehensive income (loss)	4,623	(2,295)	2,328
Balance as of December 31, 2013	$(14,126)	$(4,617)	$(18,743)
(a) See the table below for details of reclassification from accumulated other comprehensive loss for the year ended December 31, 2013.

Reclassifications from accumulated other comprehensive loss for the year ended December 31, 2013 are as follows:

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year ended December 31, 2013
Amortization of defined benefit pension and postretirement items
Prior service cost (b)	$(322)
Actuarial loss (b)	(1,919)
Total before Tax	(2,241)
Tax benefit	874
Total reclassifications for the period, net of tax	$(1,367)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost for the year ended December 31, 2013 (see Note 5 for additional details).
(13) Commitments and Contingent Liabilities
As of December 31, 2013, the Company had $6,701 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,901 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013. The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers. The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $325 to $1,250.  Based on the information available as of December 31, 2013, the Company's best estimate of the probable loss resulting from these claims is $1,150 of which approximately $1,060 is included as a reduction of net sales for the year ended December 31, 2013. Through December 31, 2013, approximately $800 was paid or credited to customer accounts and $260 was accrued in current liabilities for future payments and credits.The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.

(14) Restructuring Charges
As part of the Company's efforts to adapt operations to market conditions, restructuring activities related to the Company's organizational structure and operations were announced during January of 2013. The charges associated with the restructuring activities are primarily included in the Company's Metals segment. Charges included in the Company's Other segment, which includes the costs of the executive, legal, and finance departments shared by both the Metals and Plastics segments, are insignificant.
The charges incurred during the year ended December 31, 2013 for the restructuring announced in January 2013 were comprised of employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs, moving costs, other exit costs associated with five plant consolidations and inventory write-offs. For the year ended December 31, 2013, the Company incurred $9,798 of charges related to the restructuring announced in January of 2013. The restructuring activities announced in January 2013 are complete and any additional charges related to these restructuring activities will be insignificant.
In October 2013, the Company announced the consolidation of four additional facilities in locations where it has redundant operations as part of its continuous improvement plans to lower structural operating costs. For the year ended December 31, 2013, the Company incurred $441 of charges for moving and relocation costs associated with the consolidation of one of the four additional facility consolidations. The Company expects to incur $2,400 in total charges for moving and relocation costs to consolidate the four facilities. Additional charges to consolidate the facilities will be incurred during fiscal 2014 as the consolidation plans are executed.
Below is a summary of the total cumulative restructuring charges incurred during the year ended December 31, 2013:

Charges incurred during the
Year ended
December 31, 2013
Employee termination and related benefits	$2,702
Lease termination costs	1,448
Moving costs associated with plant consolidations	4,487
Other exit costs	366
Inventory write-offs	1,236
Total	$10,239

Restructuring activity by plan for the year ended December 31, 2013 is summarized below:

		Period Activity
	Balance January 1, 2013	Charges (a)	Cash payments	Impairment	Balance December 31, 2013 (b)	Cumulative Charges Incurred to Date	Total Charges Expected to be Incurred
October 2013 plant consolidations
Moving costs associated with plant consolidations	$—	$312	$(312)	$—	$—	$312	$2,270
Employee termination and related benefits	—	129	—	—	129	129	130
Total October 2013 plant consolidations	—	441	(312)	—	129	441	2,400
January 2013 restructuring activity
Moving costs associated with plant consolidations	—	4,175	(4,006)	(169)	—	4,175	3,500
Employee termination and related benefits	—	2,573	(2,573)	—	—	2,573	2,200
Lease termination costs	—	1,448	(527)	—	921	1,448	1,800
Other exit costs	—	366	(366)	—	—	366	1,250
Inventory write-offs	—	1,236	—	(1,236)	—	1,236	1,250
Total January 2013 restructuring activity	—	9,798	(7,472)	(1,405)	921	9,798	10,000
Total restructuring activity	$—	$10,239	$(7,784)	$(1,405)	$1,050	$10,239	$12,400
(a) Costs associated with the write-off of inventory are included in cost of materials in the consolidated statements of operations and comprehensive loss. All other costs are recorded to the restructuring charges line item within the consolidated statements of operations and comprehensive loss as they are incurred.
(b) Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of December 31, 2013, the short-term portion of the restructuring liability of $595 is included in accrued liabilities and the long-term portion of $455 is included in other non-current liabilities in the Consolidated Balance Sheet.
(15) Guarantor Financial Information
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

Condensed Consolidating Balance Sheet As of December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,675	$495	$21,659	$—	$30,829
Accounts receivable, less allowance for doubtful accounts	67,536	18,305	42,703	—	128,544
Receivables from affiliates	2,811	—	—	(2,811)	—
Inventories	133,139	16,357	65,472	(68)	214,900
Prepaid expenses and other current assets	8,383	2,244	5,993	(202)	16,418
Total current assets	220,544	37,401	135,827	(3,081)	390,691
Investment in joint venture	41,879	—	—	—	41,879
Goodwill	41,504	12,973	14,812	—	69,289
Intangible assets	52,703	—	16,786	—	69,489
Other assets	28,145	—	3,635	—	31,780
Investment in subsidiaries	119,075	—	—	(119,075)	—
Receivables from affiliates	87,247	34,637	1,465	(123,349)	—
Property, plant and equipment, net	50,812	12,855	13,027	—	76,694
Total assets	$641,909	$97,866	$185,552	$(245,505)	$679,822
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,233	$8,274	$20,070	$—	$69,577
Payables due to affiliates	2,270	—	541	(2,811)	—
Other current liabilities	22,801	944	7,622	—	31,367
Current portion of long-term debt and short-term debt	371	—	26	—	397
Total current liabilities	66,675	9,218	28,259	(2,811)	101,341
Long-term debt, less current portion	245,561	—	38	—	245,599
Payables due to affiliates	—	6,579	116,770	(123,349)	—
Deferred income taxes	7,823	7,061	(4,151)	—	10,733
Other non-current liabilities	11,956	—	299	—	12,255
Stockholders’ equity	309,894	75,008	44,337	(119,345)	309,894
Total liabilities and stockholders’ equity	$641,909	$97,866	$185,552	$(245,505)	$679,822

Condensed Consolidating Balance Sheet As of December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,106	$903	$16,598	$—	$21,607
Accounts receivable, less allowance for doubtful accounts	77,160	17,170	43,981	—	138,311
Receivables from affiliates	1,213	—	668	(1,881)	—
Inventories	211,450	16,613	75,777	(68)	303,772
Prepaid expenses and other current assets	16,587	(1,648)	7,951	(202)	22,688
Total current assets	310,516	33,038	144,975	(2,151)	486,378
Investment in joint venture	38,854	—	—	—	38,854
Goodwill	41,504	12,973	15,823	—	70,300
Intangible assets	62,668	—	19,809	—	82,477
Other assets	26,824	(2)	4,335	—	31,157
Investment in subsidiaries	130,257	—	—	(130,257)	—
Receivables from affiliates	85,351	32,177	3,283	(120,811)	—
Property, plant and equipment, net	54,701	13,552	11,387	—	79,640
Total assets	$750,675	$91,738	$199,612	$(253,219)	$788,806
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$45,456	$8,488	$14,046	$—	$67,990
Payables due to affiliates	838	—	1,044	(1,882)	—
Other current liabilities	30,902	(855)	8,080	—	38,127
Current portion of long-term debt and short-term debt	387	—	528	—	915
Total current liabilities	77,583	7,633	23,698	(1,882)	107,032
Long-term debt, less current portion	292,086	—	4,068	—	296,154
Payables due to affiliates	—	8,381	112,430	(120,811)	—
Deferred income taxes	28,052	4,771	(473)	—	32,350
Other non-current liabilities	15,614	—	316	—	15,930
Stockholders’ equity	337,340	70,953	59,573	(130,526)	337,340
Total liabilities and stockholders’ equity	$750,675	$91,738	$199,612	$(253,219)	$788,806

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the year ended December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$711,942	$134,768	$236,714	$(30,358)	$1,053,066
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	528,008	95,953	185,605	(30,358)	779,208
Warehouse, processing and delivery expense	104,897	12,104	23,933	—	140,934
Sales, general and administrative expense	72,060	18,195	23,150	—	113,405
Restructuring charges	7,006	—	1,997	—	9,003
Depreciation and amortization expense	19,977	2,154	4,057	—	26,188
Operating (loss) income	(20,006)	6,362	(2,028)	—	(15,672)
Interest expense, net	(25,760)	—	(14,782)	—	(40,542)
Loss on extinguishment of debt	(2,606)	—	—	—	(2,606)
Other expense	—	—	(1,924)	—	(1,924)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(48,372)	6,362	(18,734)	—	(60,744)
Income taxes	16,361	(2,349)	5,783	—	19,795
Equity in losses of subsidiaries	(8,938)	—	—	8,938	—
Equity in earnings of joint venture	6,987	—	—	—	6,987
Net (loss) income	(33,962)	4,013	(12,951)	8,938	(33,962)

Comprehensive (loss) income:
Foreign currency translation (losses) gains	(2,295)	—	(2,295)	2,295	(2,295)
Unrecognized pension and postretirement benefit credits, net of tax	4,623	—	—	—	4,623
Other comprehensive income (loss)	2,328	—	(2,295)	2,295	2,328
Net (loss) income	(33,962)	4,013	(12,951)	8,938	(33,962)
Comprehensive (loss) income	$(31,634)	$4,013	$(15,246)	$11,233	$(31,634)

Condensed Consolidating Statement of Operations Comprehensive (Loss) Income For the year ended December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$898,324	$126,484	$282,275	$(36,715)	$1,270,368
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	655,203	90,983	217,749	(36,648)	927,287
Warehouse, processing and delivery expense	112,745	11,342	24,169	—	148,256
Sales, general and administrative expense	89,372	16,788	23,002	—	129,162
Depreciation and amortization expense	19,833	2,042	3,992	—	25,867
Operating income (loss)	21,171	5,329	13,363	(67)	39,796
Interest (expense) income, net	(27,801)	21	(13,310)	—	(41,090)
Interest expense - unrealized loss on debt conversion option	(15,597)	—	—	—	(15,597)
Other income	—	—	1,349	—	1,349
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(22,227)	5,350	1,402	(67)	(15,542)
Income taxes	1,272	(1,996)	(503)	(203)	(1,430)
Equity in earnings of subsidiaries	3,983	—	—	(3,983)	—
Equity in earnings of joint venture	7,224	—	—	—	7,224
Net (loss) income	(9,748)	3,354	899	(4,253)	(9,748)

Comprehensive (loss) income:
Foreign currency translation gains (losses)	2,369	—	2,369	(2,369)	2,369
Unrecognized pension and postretirement benefit costs, net of tax	(3,616)	—	—	—	(3,616)
Other comprehensive (loss) income	(1,247)	—	2,369	(2,369)	(1,247)
Net (loss) income	(9,748)	3,354	899	(4,253)	(9,748)
Comprehensive (loss) income	$(10,995)	$3,354	$3,268	$(6,622)	$(10,995)

Condensed Consolidating Statement of Operations Comprehensive (Loss) Income For the year ended December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$784,414	$118,236	$237,201	$(7,485)	$1,132,366
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	589,040	82,686	181,104	(7,221)	845,609
Warehouse, processing and delivery expense	102,953	11,418	20,527	—	134,898
Sales, general and administrative expense	88,664	17,381	19,481	—	125,526
Depreciation and amortization expense	15,813	2,001	2,658	—	20,472
Operating income (loss)	(12,056)	4,750	13,431	(264)	5,861
Interest expense, net	(5,719)	—	(3,944)	—	(9,663)
Interest expense - unrealized loss on debt conversion option	(3,991)	—	—	—	(3,991)
Loss on extinguishment of debt	(6,153)	—	—	—	(6,153)
Other expense	—	—	(667)	—	(667)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(27,919)	4,750	8,820	(264)	(14,613)
Income taxes	4,647	(1,598)	(1,923)	—	1,126
Equity in earnings of subsidiaries	9,785	—	—	(9,785)	—
Equity in earnings of joint venture	11,727	—	—	—	11,727
Net (loss) income	(1,760)	3,152	6,897	(10,049)	(1,760)

Comprehensive (loss) income:
Foreign currency translation (losses) gains	(941)	—	(941)	941	(941)
Unrecognized pension and postretirement benefit costs, net of tax	(3,071)	—	—	—	(3,071)
Other comprehensive (loss) income	(4,012)	—	(941)	941	(4,012)
Net (loss) income	(1,760)	3,152	6,897	(10,049)	(1,760)
Comprehensive (loss) income	$(5,772)	$3,152	$5,956	$(9,108)	$(5,772)

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(33,962)	$4,013	$(12,951)	$8,938	$(33,962)
Equity in losses of subsidiaries	8,938	—	—	(8,938)	—
Adjustments to reconcile net (loss) income to cash from operating activities	86,665	1,298	20,384	—	108,347
Net cash from operating activities	61,641	5,311	7,433	—	74,385
Investing activities:
Capital expenditures	(6,700)	(1,466)	(3,438)	—	(11,604)
Other investing activities, net	778	9	7	—	794
Net cash used in investing activities	(5,922)	(1,457)	(3,431)	—	(10,810)
Financing activities:
Proceeds from long-term debt, including new revolving credit facility	115,300	—	—	—	115,300
Repayments of long-term debt, including new revolving credit facility	(166,190)	—	(4,155)	—	(170,345)
Net intercompany (repayments) borrowings	(1,896)	(4,262)	6,158	—	—
Other financing activities, net	1,636	—	(496)	—	1,140
Net cash (used in) from financing activities	(51,150)	(4,262)	1,507	—	(53,905)
Effect of exchange rate changes on cash and cash equivalents	—	—	(448)	—	(448)
Increase (decrease) in cash and cash equivalents	4,569	(408)	5,061	—	9,222
Cash and cash equivalents - beginning of year	4,106	903	16,598	—	21,607
Cash and cash equivalents - end of year	$8,675	$495	$21,659	$—	$30,829

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(9,748)	$3,354	$899	$(4,253)	$(9,748)
Equity in earnings of subsidiaries	(3,983)	—	—	3,983	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	22,233	2,208	(9,612)	270	15,099
Net cash from (used in) operating activities	8,502	5,562	(8,713)	—	5,351
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	(6,472)	—	—	—	(6,472)
Capital expenditures	(6,374)	(1,862)	(2,885)	—	(11,121)
Other investing activities, net	150	—	3	—	153
Net cash used in investing activities	(12,696)	(1,862)	(2,882)	—	(17,440)
Financing activities:
Proceeds from long-term debt, including new revolving credit facility	756,550	—	10,540	—	767,090
Repayments of long-term debt, including new revolving credit facility	(745,838)	—	(17,049)	—	(762,887)
Payment of debt issue costs	(1,503)	—	—	—	(1,503)
Net intercompany (repayments) borrowings	(13,255)	(2,804)	16,059	—	—
Other financing activities, net	236	—	(27)	—	209
Net cash from (used in) financing activities	(3,810)	(2,804)	9,523	—	2,909
Effect of exchange rate changes on cash and cash equivalents	—	—	263	—	263
(Decrease) increase in cash and cash equivalents	(8,004)	896	(1,809)	—	(8,917)
Cash and cash equivalents - beginning of year	12,110	7	18,407	—	30,524
Cash and cash equivalents - end of year	$4,106	$903	$16,598	$—	$21,607

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2011

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(1,760)	$3,152	$6,897	$(10,049)	$(1,760)
Equity in earnings of subsidiaries	(9,785)	—	—	9,785	—
Adjustments to reconcile net (loss) income to cash (used in) from operating activities	31,357	(6,096)	(70,053)	264	(44,528)
Net cash (used in) from operating activities	19,812	(2,944)	(63,156)	—	(46,288)
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	(175,836)	—	1,592	—	(174,244)
Capital expenditures	(6,248)	(2,357)	(3,139)	—	(11,744)
Other investing activities, net	738	3	58	—	799
Net cash used in investing activities	(181,346)	(2,354)	(1,489)	—	(185,189)
Financing activities:
Net (repayments) borrowings of debt	90	—	(25,840)	—	(25,750)
Proceeds from long-term debt, including new revolving credit facility	309,625	—	10,851	—	320,476
Repayments of long-term debt, including new revolving credit facility	(52,951)	—	(261)	—	(53,212)
Payment of debt issue costs	(16,380)	—	(253)	—	(16,633)
Net intercompany borrowings (repayments)	(75,783)	4,994	70,789	—	—
Other financing activities, net	657	—	—	—	657
Net cash from financing activities	165,258	4,994	55,286	—	225,538
Effect of exchange rate changes on cash and cash equivalents	—	—	(253)	—	(253)
(Decrease) increase in cash and cash equivalents	3,724	(304)	(9,612)	—	(6,192)
Cash and cash equivalents - beginning of year	8,386	311	28,019	—	36,716
Cash and cash equivalents - end of year	$12,110	$7	$18,407	$—	$30,524

(16) Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$292,714	$273,410	$253,713	$233,229
Gross profit (a)	31,128	29,496	25,747	20,365
Net loss (c)	(10,622)	(3,799)	(6,911)	(12,630)
Basic loss per share	$(0.46)	$(0.16)	$(0.30)	$(0.54)
Diluted loss per share	$(0.46)	$(0.16)	$(0.30)	$(0.54)
Common stock dividends declared	$—	$—	$—	$—
2012
Net sales	$362,916	$329,392	$304,039	$274,021
Gross profit (a)	53,810	43,763	42,867	28,518
Net (loss) income (b)	(4,300)	(2,978)	3,173	(5,643)
Basic (loss) earnings per share	$(0.19)	$(0.13)	$0.14	$(0.24)
Diluted (loss) earnings per share	$(0.19)	$(0.13)	$0.13	$(0.24)
Common stock dividends declared	$—	$—	$—	$—
(a) Gross profit equals net sales minus cost of materials, warehouse, processing, and delivery costs and less depreciation and amortization expense.
(b) First and second quarter results include a mark-to-market adjustment related to the conversion option associated with the convertible debt in the amount of $11,340 and $4,257, respectively. Amounts were included in interest expense during the respective quarters.
(c) First, second, third and fourth quarter results include restructuring charges of $2,982, $6,072, $885 and $300, respectively. Amounts were included in restructuring charges and cost of materials during the respective quarters.
(17) Subsequent Events
On January 21, 2014, the Company entered into Amendment No. 1 to Loan and Security Agreement (the "Amendment"), by and among the Company, certain subsidiaries of the Company, the financial institutions from time to time party to the Loan Agreement as lenders and Wells Fargo Bank, National Association, in its capacity as agent (the "Agent"). As previously disclosed, the Company, certain subsidiaries of the Company as Borrowers and Guarantors, the financial institutions from time to time party thereto as lenders, and the Agent entered into the Loan and Security Agreement as of December 15, 2011. The terms of the Loan Agreement permit the Company to request an increase of the original $100,000 revolving commitment to an aggregate amount of up to $50,000 (the "Accordion"). Under the Amendment, the Company partially exercised the Accordion to increase the aggregate commitments under its revolving credit facility by $25,000. As a result of the Company's partial exercise, borrowing capacity under the Loan Agreement increased from $100,000 to $125,000, subject to borrowing base. The Company remains entitled to request a further increase under the Accordion by an aggregate amount not greater than $25,000. All other terms of the Loan Agreement remain unchanged.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.
Oak Brook, Illinois
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Kreher Steel Company, LLC, a 50% owned joint venture; the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $41,879 and $38,854 in Kreher Steel Company, LLC’s net assets at December 31, 2013 and 2012, respectively, and of $6,987, $7,224, and $11,727 in that company’s net income for the years ended December 31, 2013, 2012, and 2011, respectively, are included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kreher Steel Company, LLC, is based solely on the report of the other auditors.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 7, 2014

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED BALANCE SHEETS December 31,

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$3,499,350	$3,373,355
Accounts receivable (net of allowance for doubtful accounts of $475,000 in 2013 and $1,435,000 in 2012)	23,997,664	19,736,301
Inventory, net	53,054,067	66,958,361
Deferred taxes	781,288	271,553
Prepaid income taxes	639,063	1,424,064
Prepaid expenses and other current assets	855,497	657,039
Total current assets	82,826,929	92,420,673

Property and equipment
Land and building	14,639,129	14,485,343
Machinery and equipment	18,068,234	16,533,990
Furniture, fixtures and office equipment	2,200,724	2,155,447
Automobiles and trucks	949,359	990,508
Leasehold improvements	2,340,211	2,334,855
Construction in progress	259,379	266,129
	38,457,036	36,766,272
Less accumulated depreciation and amortization	16,738,303	14,719,685
Property and equipment, net	21,718,733	22,046,587
Deferred financing costs, net of amortization	87,969	104,616
Goodwill	3,525,247	3,525,247
Intangible assets, net of amortization	153,120	275,616
Other assets	130,073	146,785
	$108,442,071	$118,519,524

LIABILITIES AND MEMBER'S CAPITAL
Current liabilities
Current portion of long-term debt	$208,365	$211,894
Accounts payable	8,498,498	11,536,613
Accrued expenses	1,841,036	2,565,966
Total current liabilities	10,547,899	14,314,473
Revolving line of credit	12,300,000	24,000,000
Deferred taxes, non-current	2,096,471	1,977,273
Long-term debt, less current portion	1,706,557	1,867,707
Commitments and contingencies
Member's capital	81,791,144	76,360,071
	$108,442,071	$118,519,524

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31,

	2013	2012	2011
Net revenues	$230,350,590	$257,776,157	$269,657,054
Cost of sales	192,600,138	213,490,152	219,478,535
Gross profit	37,750,452	44,286,005	50,178,519
Operating expenses
Selling	12,466,985	12,970,475	12,761,204
General and administrative	8,956,275	12,657,611	9,970,335
Total operating expenses	21,423,260	25,628,086	22,731,539
Earnings from operations	16,327,192	18,657,919	27,446,980
Other expense (income)
Interest expense	397,256	519,416	432,990
Interest income	(155)	(3,263)	(1,994)
Other income, net	(190,593)	(169,015)	(180,807)
Net earnings before taxes	16,120,684	18,310,781	27,196,791
Income tax provision (benefit)	2,401,060	3,708,101	3,553,382
NET EARNINGS	13,719,624	14,602,680	23,643,409

Other comprehensive income
Foreign currency translation adjustment	(362,989)	15,554	—
COMPREHENSIVE INCOME	$13,356,635	$14,618,234	$23,643,409

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL Three years ended December 31, 2013

					Accumulated
					other	Total
	Member's	Retained	Accumulated	Treasury	comprehensive	member's
	contribution	earnings	distributions	stock	income	capital
Balance at January 1, 2011, 400 units	7,042,411	78,414,872	(26,426,363)	(5,240,092)	—	53,790,828
Net earnings	—	23,643,409	—	—	—	23,643,409
Distributions	—	—	(6,234,790)	—	—	(6,234,790)
Balance at December 31, 2011, 400 units	7,042,411	102,058,281	(32,661,153)	(5,240,092)	—	71,199,447
Net earnings	—	14,602,680	—	—	—	14,602,680
Distributions	—	—	(9,457,600)	—	—	(9,457,600)
Foreign currency translation adjustment	—	—	—	—	15,544	15,544
Balance at December 31, 2012, 400 units	7,042,411	116,660,961	(42,118,753)	(5,240,092)	15,544	76,360,071
Net earnings	—	13,719,624	—	—	—	13,719,624
Distributions	—	—	(7,925,562)	—	—	(7,925,562)
Foreign currency translation adjustment	—	—	—	—	(362,989)	(362,989)
Balance at December 31, 2013, 400 units	$7,042,411	$130,380,585	$(50,044,315)	$(5,240,092)	$(347,445)	$81,791,144

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31,

	2013	2012	2011
Cash flows from operating activities
Net earnings	$13,719,624	$14,602,680	$23,643,409
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,216,894	2,033,956	1,602,925
Deferred taxes	(390,537)	726,671	390,341
Bad debt expense	(607,635)	2,595,710	34,779
(Gain) loss on sale of property and equipment	9,635	(4,851)	9,790
Changes in assets and liabilities
Accounts receivable	(5,400,225)	10,129,971	(8,508,956)
Inventory	13,591,901	2,339,061	(27,383,374)
Prepaid expenses and other assets	608,511	(1,400,121)	(58,839)
Accounts payable	(1,325,611)	(9,557,992)	3,900,243
Accrued expenses	(723,252)	(1,075,536)	1,215,113
Net cash provided by (used in) operating activities	21,699,305	20,389,549	(5,154,569)
Cash flows from investing activities
Purchases of property and equipment	(1,854,848)	(5,258,846)	(6,735,595)
Proceeds from sale of property and equipment	89,467	145,605	19,843
Net cash used in investing activities	(1,765,381)	(5,113,241)	(6,715,752)
Cash flows from financing activities
Net (decrease) increase in line of credit	(11,700,000)	(11,000,000)	22,163,000
Repayment of long-term debt	(164,679)	(217,310)	(268,089)
Distributions to member	(7,925,562)	(9,457,600)	(6,234,790)
Net cash (used in) provided by financing activities	(19,790,241)	(20,674,910)	15,660,121
Effect of exchange rate changes on cash and cash equivalents	(17,688)	28,137	—
Net (decrease) increase in cash and cash equivalents	125,995	(5,370,465)	3,789,800
Cash and cash equivalents at beginning of year	3,373,355	8,743,820	4,954,020
Cash and cash equivalents at end of year	$3,499,350	$3,373,355	$8,743,820
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$346,089	$422,074	$350,341
Income taxes, net of refunds	1,994,098	4,855,764	2,910,000
Supplemental disclosures of non-cash investing and financing activities
Acquisition of machinery and equipment through capital leases	$46,969	$—	$—

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

Kreher Steel Company, LLC and Subsidiaries (the Company) was formed as a limited liability company (LLC) on January 11, 1996, and commenced business on May 1, 1996. The LLC member’s initial contribution consisted of the net assets of Kreher Steel Co., Inc.

The Company is a national distributor and processor of carbon and alloy steel bar products. The Company has locations throughout the United States and in Edmonton, Canada, and primarily sells in the vicinity of these locations.

Principles of Consolidation

The Company’s financial statements are presented on a consolidated basis and include its wholly owned subsidiaries, Kreher Wire Processing, Inc. and Special Metals, Inc., as well as a branch of Kreher Steel Company, LLC located in Edmonton, Canada. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2013 and 2012, the Company had approximately $2,746,000 and $2,113,000, respectively, in excess of FDIC insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Shipping and Handling Fees

For the years ended December 31, 2013, 2012 and 2011, shipping and handling costs billed to customers amounted to approximately $1,174,000, $1,548,000 and $1,431,230, respectively, and were included in selling expenses.

Financial Instruments and Risk Management

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas. At December 31, 2013, 2012 and 2011, there were no individual customers that made up more than 10% of consolidated sales.

The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature and variable interest rates paid.

The Financial Accounting Standards Board has established a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Prices for steel fluctuate based on worldwide production and, as a result, the Company is subject to the risk of future changing market prices. Furthermore, the Company purchased approximately 7%, 6% and 9% of its inventory from foreign suppliers for the years ended December 31, 2013, 2012 and 2011, respectively.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the specific identification method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2013 and 2012, the reserve for obsolete and slow-moving inventory was approximately $1,829,000 and $810,000, respectively.

Changes in the Company’s inventory reserve are as follows at December 31:

	2013	2012
Beginning balance	$809,667	$583,346
Provision	1,146,834	307,440
Write-offs	(127,895)	(81,119)
Total inventory reserve	$1,828,606	$809,667

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on the straight-line method and the estimated useful lives of the property and equipment. Depreciation of leasehold improvements is based on the estimated useful life or the term of the lease, whichever is shorter. The Company uses an accelerated method of depreciation for tax purposes. Depreciation expense for December 31, 2013, 2012 and 2011, was approximately $2,098,000, $1,911,000 and $1,467,000, respectively.

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

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No triggering events were identified during each year presented that would require an impairment analysis. Additionally, no assets were held for disposal as of December 31, 2013 or 2012.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price paid over the fair values of net assets acquired and liabilities assumed in the Company’s acquisitions.

Intangible assets include non-competition agreements and non-contractual customer relationships. The fair value of identifiable intangible assets was estimated based on discounted future cash flow projections. Intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of intangible assets was eight years as of December 31, 2013.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of the asset, a significant adverse change in the extent or manner in which an asset is used, or an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. No events or changes in circumstances were identified during the year that required an impairment analysis.

Management is required to evaluate goodwill for impairment on an annual basis. The Company tests for impairment using a two-step process that involves (1) comparing the estimated fair value of the reporting unit to its carrying value including goodwill and (2) comparing the estimated implied fair value of goodwill and intangible assets to its carrying value. Goodwill and intangible assets were valued on the date of the acquisition. As of December 31, 2013 and 2012, there was no impairment of the goodwill or intangible assets acquired based on the analysis performed.

Revenue Recognition

Revenue from the sale of goods is recognized at the time of shipment, except for revenue from sales of products to certain customers whose contractual terms specify FOB destination. Revenue from sales of products to these customers is recognized at the time of receipt by the customer when title and risk of loss pass to the customer.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days of the negotiated terms and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company maintains reserves for potential losses on receivables and credits from its customers, and these losses have not exceeded management’s expectations. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Economic Dependency - Major Suppliers

During the years ended December 31, 2013, 2012 and 2011, the Company purchased approximately 51%, 44% and 45%, respectively, of its materials from five suppliers.

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

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2013 and 2012, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first run. The Company expensed advertising costs of approximately $158,000, $102,000 and $80,000 in 2013, 2012 and 2011, respectively.

Reclassifications

Certain reclassifications of prior-year presentations have been made to conform to the 2013 presentation.

NOTE B - INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method, using the remaining useful life, and are as follows at December 31, 2013:

Remaining
Asset description	useful life
Non-contractual customer relationships	1.25 years

The following is a summary of intangible assets at December 31:

	2013	2012
Intangible assets
Finite life
Non-compete agreements	$220,000	$220,000
Non-contractual customer relationships	980,000	980,000
	1,200,000	1,200,000
Less accumulated amortization	1,046,880	924,384
Net intangible assets	$153,120	$275,616

Amortization expense related to identifiable intangible assets was $122,496, $122,496 and $136,245 for the years ended December 31, 2013, 2012 and 2011, respectively. The intangible assets related to the non-compete agreements became fully amortized during 2011. Estimated annual amortization expense as of December 31, 2013, is a follows:

Years ending December 31,
2014	$122,496
2015	30,624

NOTE C - TRANSACTIONS WITH AFFILIATES

At December 31, 2013, there were no accounts receivable from companies related through common ownership. Included in accounts receivable at December 31, 2012, was approximately $3,000 due from companies related through common ownership.

Included in accounts payable at December 31, 2013 and 2012, was approximately $8,000 and $21,000, respectively, due to companies related through common ownership.

Sales to and purchases from companies related through common ownership for the year ended December 31, 2013, were approximately $118,000 and $1,226,000, respectively, for the year ended December 31, 2012, were approximately $695,000 and $809,000, respectively, and for the year ended December 31, 2011, were approximately $851,000 and $2,294,000, respectively.

NOTE D - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows at December 31:

	2013	2012
Beginning balance	$1,435,000	$1,335,000
Bad debt expense (adjustment)	(607,635)	2,595,710
Recoveries	8,196	20,125
Accounts written off	(360,561)	(2,515,835)
Total allowance for doubtful accounts	$475,000	$1,435,000

NOTE E - DEBT

Debt as of December 31, 2013 and 2012, is as follows:

	2013	2012
Notes payable
Michigan Strategic Fund Limited Obligation Revenue Bonds (2000)	$795,000	$875,000
Michigan Strategic Fund Limited Obligation Revenue Bonds (2006)	1,050,000	1,150,000
Capitalized leases	69,922	54,601
Total notes payable	1,914,922	2,079,601
Revolving line of credit	12,300,000	24,000,000
Total debt	$14,214,922	$26,079,601

In April 2012, the Company entered into a new loan agreement. The loan named both the Company and its subsidiary, Special Metals, Inc., as co-borrowers. The loan is for $50,000,000, which can be increased to $65,000,000 in $5,000,000 increments. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. The outstanding balance on the LIBOR portion at a rate of 1.17% was $10,000,000 at December 31, 2013. The outstanding balance on the prime rate portion at a rate of 2.75% was $2,300,000 at December 31, 2013. The loan is secured by the Company’s receivables, inventory and fixed assets, and expires in April 2017.

The Company is in compliance with all covenants related to the revolving credit agreements and all other notes payable.

In 2000, the Company’s subsidiary, Kreher Wire Processing, Inc., obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $4,900,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2013 and 2012, was 0.16% and 0.23%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make annual payments for the letter of credit fee. The bonds mature on May 1, 2016.

In 2006, Kreher Wire Processing, Inc. obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $2,695,000. Interest is charged at a variable rate as defined in the agreement. The interest rate as of December 31, 2013 and 2012, was 0.16% and 0.23%, respectively. The Company makes monthly interest payments and annual principal and debt service payments. The Company is also required to make quarterly payments for the letter of credit fee. The bonds mature on October 1, 2021.

In 2010 and 2013, Special Metals, Inc. entered into several lease agreements that met the criteria for capitalization. At December 31, 2013 and 2012, the gross amount of cost related to capital leases included in machinery and equipment was approximately $197,000 and $150,000, respectively. Related accumulated amortization at December 31, 2013 and 2012, was approximately $137,000 and $110,000, respectively. The total rental payments incurred for the years ended December 31, 2013, 2012 and 2011, were approximately $57,000, $73,000 and $73,000, respectively.

The carrying value of debt approximates fair value given the variable nature of the interest rates. Maturities of debt at December 31, 2013, are as follows:

Years ending December 31,
2014	$208,365
2015	232,816
2016	733,234
2017	12,438,964
2018	151,543
Thereafter	450,000
Total	$14,214,922

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

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets
Accounts receivable and inventory reserves	$781,288	$271,553
Deferred tax liabilities
Amortization of intangibles	(61,248)	(110,246)
Depreciation and other	(2,035,223)	(1,867,027)
Total deferred tax liabilities	(2,096,471)	(1,977,273)
Net deferred tax liabilities	$(1,315,183)	$(1,705,720)

The net current and non-current components of the deferred income taxes recognized in the balance sheets at December 31, 2013 and 2012, are as follows:

	2013	2012
Net current assets	$781,288	$271,553
Net long-term liabilities	(2,096,471)	(1,977,273)
Total net deferred tax liabilities	$(1,315,183)	$(1,705,720)

Income tax expense consists of the following components as of December 31:

	2013	2012	2011
Current
Federal	$2,553,576	$2,673,070	$2,667,703
State	212,006	398,649	495,338
Foreign	26,015	(90,289)	—
Deferred	(390,537)	726,671	390,341
Total income tax expense	$2,401,060	$3,708,101	$3,553,382

The differences between the federal statutory rate of 34% and the effective rate are due to state income taxes, permanent deductions and the fact that no tax provisions are recorded for operations attributable to Kreher Steel Company, LLC in the accompanying financial statements. Tax years dated back to December 31, 2010, are open for federal and state tax audit purposes. The total effective rate of the subsidiaries at December 31, 2013, 2012 and 2011, was 14.9%, 20.2% and 13.1%, respectively.

A reconciliation of the effective income tax rate to the U.S. statutory tax rate is as follows:

	2013	2012	2011
U.S. statutory tax rate	34.0%	34.0%	34.0%
Non-taxable LLC income	(19.8)	(16.2)	(21.1)
State and local taxes - net of federal tax expense	1.6	2.2	0.5
Foreign taxes	(0.1)	(0.2)	—
Permanent and other	(0.8)	0.4	(0.3)
Effective tax rate	14.9%	20.2%	13.1%

NOTE G - COMMITMENTS

Operating Lease Commitments

The Company leases certain equipment and warehouse space under operating lease obligations with rent escalation clauses for the warehouse space only. Accordingly, the Company has recorded these lease obligations on a straight-line basis and recorded a deferred rent liability of approximately $20,000 and $53,000 for the years ended December 31, 2013 and 2012, respectively. Rent expense, net of sublease income for the years ended December 31, 2013, 2012 and 2011, was approximately $1,335,000, $1,339,000 and $1,081,000, respectively. The following shows minimum future rental payments for the next five years under these obligations:

Years ending December 31,
2014	$679,483
2015	648,697
2016	595,418
2017	470,684
2018 and thereafter	658,278

Health Insurance

The Company maintains a fully insured health insurance plan. Approximately $2,060,000, $1,955,000 and $1,583,000 were expensed in 2013, 2012 and 2011, respectively, under this plan.

NOTE H - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified plan under Section 401(k) of the Internal Revenue Code. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of the lesser of 60% of eligible compensation or $17,500 and $17,000 (the federal limits for 2013 and 2012 respectively). The Company will match contributions at the discretion of management. The Company has a non-discretionary match of 100%, up to 4% of what employees elect. The Company also has a profit-sharing match of $500 per participant, which is discretionary. This discretionary match was paid in 2013, 2012 and 2011. Participants are fully vested at all times in their contributions and become fully vested in the Company’s contributions over a defined period. The plan is responsible for costs associated with its administration. Approximately $276,000, $280,000 and $200,000 was charged to expense for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company also maintains a qualified plan under Section 401(k) of the Internal Revenue Code at a wholly owned subsidiary. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of $17,500 (the federal limit for 2013). The Company will match contributions at the discretion of management. The Company also has a discretionary profit-sharing contribution. Participants are fully vested in all contributions. The plan is responsible for costs associated with its administration. During 2013, 2012 and 2011, approximately $360,000, $320,000 and $240,000, respectively, was charged to expense.

NOTE I - CONTINGENCIES

The Company is subject to various legal proceedings that have arisen in the normal course of business. In the opinion of management, these actions, when concluded and determined, will not have a material adverse effect on the financial position or operations of the Company.

NOTE J - MEMBER’S CAPITAL

The Company is a single-member LLC and shall continue until December 31, 2045.

NOTE K - SUBSEQUENT EVENTS

The Company evaluated its December 31, 2013, financial statements for subsequent events through February 17, 2014, the date the financial statements were available to be issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements, except as described below.

Effective January 1, 2014, the Company moved to a fully self-insured health insurance plan. The Company’s exposure under this plan is limited to 125% of expected claims. On February 3, 2014, Kreher Wire Processing paid off the Michigan Industrial Revenue Bonds that were used to finance the acquisition of the company in 2000 and the expansion of the facility in 2006. The balance outstanding on December 31, 2013, was $1,845,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kreher Steel Company, LLC
We have audited the accompanying consolidated balance sheets of Kreher Steel Company, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, member’s capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreher Steel Company, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Chicago, Illinois
February 17, 2014

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures
Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
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
The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework (1992).
Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.
(b) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
A.M. Castle & Co.
Oak Brook, Illinois

We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company, and our report dated March 7, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 7, 2014
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
Item 9B — Other Information
None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. All additional information required to be filed in Part III, Item 10, Form 10-K, has been included in the sections of the Company's Definitive Proxy Statement for its 2014 annual meeting of shareholders (fiscal 2013 Proxy Statement) dated and to be filed with the Securities and Exchange Commission on or about March 13, 2014 entitled “Proposal 1- Election of Directors,” “Certain Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the sections of the fiscal 2013 Proxy Statement entitled “Compensation Discussion and Analysis,” “Report of the Human Resources Committee,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Risk”, “Non-Employee Director Compensation,” and “Executive Compensation and Other Information” and is hereby incorporated by this specific reference.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 12, Form 10-K, has been included in the sections of the fiscal 2013 Proxy Statement entitled “Stock Ownership of Directors, Management and Principal Stockholders” and “Equity Compensation Plan Information” and is hereby incorporated by this specific reference.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
All information required to be filed in Part III, Item 13, Form 10-K, has been included in the sections of the fiscal 2013 Proxy Statement entitled “Related Party Transactions” and “Director Independence; Financial Experts” and is hereby incorporated by this specific reference.
ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the sections of the fiscal 2013 Proxy Statement entitled “Audit and Non-Audit Fees” and “Pre-Approval Policy for Audit and Non-Audit Services” and is hereby incorporated by this specific reference.

PART IV
ITEM 15 — Exhibits
A. M. Castle & Co.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Exhibit
2.1
Stock Purchase Agreement, dated November 9, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, Inc. Filed as Exhibit 2.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

2.2
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

2.5
Fourth Amendment to the Stock Purchase Agreement, dated September 13, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Filed as Exhibit 2.6 to Annual Report on Form 10-K for the period ended December 31, 2012, which was filed on March 11, 2013. Commission File No. 1-5415.

2.6
Fifth Amendment to the Stock Purchase Agreement, dated November 14, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Filed as Exhibit 2.7 to Annual Report on Form 10-K for the period ended December 31, 2012, which was filed on March 11, 2013. Commission File No. 1-5415.

3.1
Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed on May 3, 2012. Commission File No. 1-5415.

3.2	Articles Supplementary of the Company. Filed as Exhibit 3.1 to Form 8-A filed on September 6, 2012. Commission File No. 1-5415.

3.3	Articles Supplementary of A.M. Castle & Co. Filed as Exhibit 3.1 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.

3.4	Amended and Restated Bylaws of A.M. Castle & Co. adopted August 13, 2013. Filed as Exhibit 3.2 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.

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

4.3
Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 31, 2012. Commission File No. 1-5415.

4.4
Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.

10.1*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit
10.2*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.

10.3*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.

10.4*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.

10.5*
Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.6*
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

10.11*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.

10.12*
Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.13*
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

10.16*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.

10.17*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.

10.18*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit
10.19*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.20*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.21*
Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.

10.22*
A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013 (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the Commission on March 12, 2013). Commission File No. 1-5415.

10.23*	Stephen V. Hooks Executive Retention and Severance Agreement, dated October 27, 2011. Filed as Exhibit 10.31 to Form 8-K filed November 1, 2011. Commission File No. 1-5415.

10.24
Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

10.25
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

10.26
Registration Rights Agreement, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and Jefferies & Company, Inc., as initial purchaser, for the benefit of the Holders of the Notes. Filed as Exhibit 10.3 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

10.27
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

10.28*
Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.29 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.

10.29*
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

10.31*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.32 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.32*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.33 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.33*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.34 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit

10.34*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.35 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.35*	Offer of Chief Commercial Officer dated December 28, 2012, between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.36 to Form 8-K filed January 22, 2013. Commission File No. 1-5415.

10.36*
Separation Agreement, dated April 26, 2013, by and between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed on July 31, 2013. Commission File No. 1-5415.

10.37*
Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich. Filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the period ended September 30, 2013, which was filed on November 1, 2013. Commission File No. 1-5415.

10.38
Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Palstics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. Filed as Exhibit 10.1 to Form 8-K on January 23, 2014. Commission File No. 1-5415.

18	Preferability Letter Regarding Change in Accounting Principle Relating to Goodwill

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	These agreements are considered a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 7, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 7th day of March, 2014.

/s/ Brian P. Anderson	/s/ Gary A. Masse
Brian P. Anderson, Chairman of the Board	Gary A. Masse, Director

/s/ Scott J. Dolan	/s/ Scott F. Stephens	/s/ Patrick R. Anderson
Scott J. Dolan, President,	Scott F. Stephens, Vice President	Patrick R. Anderson, Vice President,
Chief Executive Officer and	and Chief Financial Officer	Controller and Chief Accounting
Director	(Principal Financial Officer)	Officer
(Principal Executive Officer)		(Principal Accounting Officer)

/s/ Reuben S. Donnelley	/s/ Patrick J. Herbert, III	/s/ Terrence J. Keating
Reuben S. Donnelley, Director	Patrick J. Herbert, III, Director	Terrence J. Keating, Director

/s/ James D. Kelly	/s/ Pamela Forbes Lieberman	/s/ John McCartney
James D. Kelly, Director	Pamela Forbes Lieberman, Director	John McCartney, Director

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

2.1	Stock Purchase Agreement, dated November 9, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, Inc. Filed as Exhibit 2.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

2.2	Agreement and Amendment, dated December 15, 2011, by and among A.M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, Tube Supply, Inc. and A.M. Castle & Co. (Canada) Inc. Filed as Exhibit 2.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

2.3	Second Amendment to the Stock Purchase Agreement, dated January 13, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.3 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	—

2.4	Third Amendment to the Stock Purchase Agreement, dated May 11, 2012, by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Incorporated by reference to Exhibit 2.4 to the Company's Form S-4/A filed with the SEC on May 25, 2012. Commission File No. 333-180662.	—

2.5	Fourth Amendment to the Stock Purchase Agreement, dated September 13, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Filed as Exhibit 2.6 to Annual Report on Form 10-K for the period ended December 31, 2012, which was filed on March 11, 2013. Commission File No. 1-5415.	—

2.6	Fifth Amendment to the Stock Purchase Agreement, dated November 14, 2012 by and among A. M. Castle & Co., Mr. Paul Sorensen, Mr. Jerry Willeford, and Tube Supply, LLC (as successor in interest to Tube Supply Inc.). Filed as Exhibit 2.7 to Annual Report on Form 10-K for the period ended December 31, 2012, which was filed on March 11, 2013. Commission File No. 1-5415.	—

3.1	Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed on May 3, 2012. Commission File No. 1-5415.	—

3.2	Articles Supplementary of the Company. Filed as Exhibit 3.1 to Form 8-A filed on September 6, 2012. Commission File No. 1-5415.	—

3.3	Articles Supplementary of A.M. Castle & Co. Filed as Exhibit 3.1 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.	—

3.4	Amended and Restated Bylaws of A.M. Castle & Co. adopted August 13, 2013. Filed as Exhibit 3.2 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.	—

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Filed as Exhibit 4.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

4.2	Indenture, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 31, 2012. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
4.4	Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.	—

10.1*	A. M. Castle & Co. 1995 Director Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 7, 1995. Commission File No. 1-5415.	—

10.2*	A. M. Castle & Co. 1996 Restricted Stock and Stock Option Plan. Filed as Exhibit A to Proxy Statement filed March 8, 2006. Commission File No. 1-5415.	—

10.3*	A. M. Castle & Co. 2000 Restricted Stock and Stock Option Plan. Filed as Appendix B to Proxy Statement filed March 23, 2001. Commission File No. 1-5415.	—

10.4*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.	—

10.5*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.6*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.7*	A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.8*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.14 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.9*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.10*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2009. Commission File No. 1-5415.	—

10.11*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.	—

10.12*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.13*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.14*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.15*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.16*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.17*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.	—

10.18*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.19*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.20*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.21*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.	—

10.22*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013 (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the Commission on March 12, 2013). Commission File No. 1-5415.	—

10.23*	Stephen V. Hooks Executive Retention and Severance Agreement, dated October 27, 2011. Filed as Exhibit 10.31 to Form 8-K filed November 1, 2011. Commission File No. 1-5415.	—

10.24	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.25	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agend for the Second Lien Secured Parties. Filed as Exhibit 10.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.26	Registration Rights Agreement, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and Jefferies & Company, Inc., as initial purchaser, for the benefit of the Holders of the Notes. Filed as Exhibit 10.3 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

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
—

10.28*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.29 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.29*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012. Filed as Exhibit 10.30 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.30*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.31 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.31*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.32 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.32*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.33 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.33*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.34 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.34*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.35 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.35*	Offer of Chief Commercial Officer dated December 28, 2012, between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.36 to Form 8-K filed January 22, 2013. Commission File No. 1-5415.	—

10.36*	Separation Agreement, dated April 26, 2013, by and between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed on July 31, 2013. Commission File No. 1-5415.	—

10.37*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich. Filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the period ended September 30, 2013, which was filed on November 1, 2013. Commission File No. 1-5415.	—

10.38	Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Palstics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. Filed as Exhibit 10.1 to Form 8-K on January 23, 2014. Commission File No. 1-5415.	—

18	Preferability Letter Regarding Change in Accounting Principle Relating to Goodwill	E-1

21.1	Subsidiaries of Registrant	E-2

23.1	Consent of Deloitte & Touche LLP	E-3

23.2	Consent of Grant Thornton LLP	E-4

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-5

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-6

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	E-7

101.INS	XBRL Instance Document	—

101.SCH	XBRL Taxonomy Extension Schema Document	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—

101.PRE	XBRL Taxonomy Presentation Linkbase Document	—

*	These agreements are considered a compensatory plan or arrangement.