Form 10-Q
period 2014-03-31
CASTLE A M & CO
filed 2014-05-01
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2014 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 25, 2014
Common Stock, $0.01 Par Value	23,477,820 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$25,708	$30,829
Accounts receivable, less allowances of $3,515 and $3,463	145,911	128,544
Inventories, principally on last-in first-out basis (replacement cost higher by $129,638 and $130,854)	213,846	214,900
Prepaid expenses and other current assets	11,293	9,927
Deferred income taxes	1,924	3,242
Income tax receivable	3,694	3,249
Total current assets	402,376	390,691
Investment in joint venture	43,179	41,879
Goodwill	68,754	69,289
Intangible assets	65,968	69,489
Prepaid pension cost	16,758	16,515
Other assets	14,529	15,265
Property, plant and equipment
Land	4,915	4,917
Buildings	54,160	53,252
Machinery and equipment	181,270	179,632
Property, plant and equipment, at cost	240,345	237,801
Less - accumulated depreciation	(165,131)	(161,107)
Property, plant and equipment, net	75,214	76,694
Total assets	$686,778	$679,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,274	$69,577
Accrued liabilities	34,727	30,007
Income taxes payable	1,187	1,360
Current portion of long-term debt	396	397
Total current liabilities	124,584	101,341
Long-term debt, less current portion	246,601	245,599
Deferred income taxes	10,149	10,733
Other non-current liabilities	5,184	5,646
Pension and post retirement benefit obligations	6,543	6,609
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,567 shares issued and 23,439 outstanding at March 31, 2014 and 23,471 shares issued and 23,409 outstanding at December 31, 2013	235	234
Additional paid-in capital	224,787	223,893
Retained earnings	89,279	105,277
Accumulated other comprehensive loss	(18,905)	(18,743)
Treasury stock, at cost—128 shares at March 31, 2014 and 62 shares at December 31, 2013	(1,679)	(767)
Total stockholders’ equity	293,717	309,894
Total liabilities and stockholders’ equity	$686,778	$679,822
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,
	2014	2013
Net sales	$253,410	$292,714
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	188,531	219,431
Warehouse, processing and delivery expense	35,381	35,584
Sales, general and administrative expense	29,624	29,876
Restructuring charges	739	2,225
Depreciation and amortization expense	6,457	6,571
Operating loss	(7,322)	(973)
Interest expense, net	(9,952)	(10,188)
Other expense	(682)	(2,299)
Loss before income taxes and equity in earnings of joint venture	(17,956)	(13,460)
Income taxes	51	1,369
Loss before equity in earnings of joint venture	(17,905)	(12,091)
Equity in earnings of joint venture	1,907	1,469
Net loss	$(15,998)	$(10,622)

Basic loss per share	$(0.69)	$(0.46)
Diluted loss per share	$(0.69)	$(0.46)
Dividends per common share	$—	$—
Comprehensive loss	$(16,160)	$(10,244)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(15,998)	$(10,622)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	6,457	6,571
Amortization of deferred financing costs and debt discount	1,927	1,710
Unrealized (gains) losses on commodity hedges	(208)	1,031
Equity in earnings of joint venture	(1,907)	(1,469)
Dividends from joint venture	607	2,692
Deferred tax provision (benefit)	571	(417)
Other, net	243	(510)
Increase (decrease) from changes in:
Accounts receivable	(17,930)	(25,763)
Inventories	904	32,272
Prepaid expenses and other current assets	(1,365)	(395)
Other assets	1,972	55
Prepaid pension costs	173	(1,219)
Accounts payable	18,423	23,344
Income taxes payable and receivable	(1,454)	(1,218)
Accrued liabilities	4,818	6,299
Postretirement benefit obligations and other liabilities	(102)	224
Net cash (used in) from operating activities	(2,869)	32,585
Investing activities:
Capital expenditures	(2,012)	(1,881)
Other investing activities	46	468
Net cash used in investing activities	(1,966)	(1,413)
Financing activities:
Proceeds from long-term debt	11,506	106,500
Repayments of long-term debt	(11,605)	(137,869)
Other financing activities	45	651
Net cash used in financing activities	(54)	(30,718)
Effect of exchange rate changes on cash and cash equivalents	(232)	(691)
Net change in cash and cash equivalents	(5,121)	(237)
Cash and cash equivalents - beginning of year	30,829	21,607
Cash and cash equivalents - end of period	$25,708	$21,370
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Condensed Consolidated Balance Sheet at December 31, 2013 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2014 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
(2) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2014, the Company adopted Accounting Standards Update ("ASU") No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available or when the deferred tax asset is not intended for this purpose. The adoption of this ASU did not have a material impact on the Company's financial condition.
(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
Numerator:
Net loss	$(15,998)	$(10,622)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,324	23,127
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted earnings per share	23,324	23,127
Basic loss per share	$(0.69)	$(0.46)
Diluted loss per share	$(0.69)	$(0.46)
Excluded outstanding share-based awards having an anti-dilutive effect	1,049	1,316
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	1,610	2,054
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
(4) Inventories
Approximately 80% of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2014, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $129,638 and $130,854 at March 31, 2014 and December 31, 2013, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(5) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net sales	$65,251	$57,329
Cost of materials	54,303	48,219
Income before taxes	4,804	3,356
Net income	3,814	2,938
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the three months ended March 31, 2014 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2014
Goodwill	$116,533	$12,973	$129,506
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of January 1, 2014	56,316	12,973	69,289
Currency valuation	(535)	—	(535)
Balance as of March 31, 2014
Goodwill	115,998	12,973	128,971
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of March 31, 2014	$55,781	$12,973	$68,754
During the fourth quarter of fiscal year 2013, the Company changed its goodwill testing date for both the Metals and Plastics reporting units from January 1 to December 1. Based on the December 1, 2013 test, the Company determined that there was no impairment of goodwill. The Metals and Plastics reporting units each had estimated fair values that exceeded carrying values by 13% and 23%, respectively, as of December 1, 2013. For the three months ended March 31, 2014, the Company’s Metals reporting unit experienced weaker demand than anticipated, which led to larger than anticipated negative financial operating results for the period. Based on these results, as noted below, management assessed whether an interim goodwill impairment test should be performed for the Metals reporting unit and concluded that one was not required. As of March 31, 2014, the impact of the negative quarterly financial operating results on the fair value estimate of the Metals reporting unit is not significant.  Current trends within the Metals reporting unit as of March 31, 2014 suggest that future period cash flow estimates are still reasonable. Additionally, the multiples of earnings before interest, taxes, depreciation and amortization for metals companies as of March 31, 2014 continue to support the multiple used to value the Metals reporting unit at December 1, 2013. Management believes that it is more likely than not that the Metals reporting unit fair value has not decreased below its carrying value as of March 31, 2014. However, if positive trends do not continue to build and/or there is a continued unfavorable divergence in actual financial results compared to those used to estimate the Metals reporting unit fair value at December 1, 2013, the fair value of the Metals reporting unit could be impacted significantly which may result in a goodwill impairment charge. Additionally, future declines in the Company’s share price may also result in a conclusion that that the fair value of one of both of its reporting units has declined below its carrying value.
The following table summarizes the components of intangible assets:

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$117,141	$57,579	$117,794	$55,157
Non-compete agreements	3,888	3,652	3,888	3,569
Trade name	7,953	2,114	8,025	1,939
Developed technology	1,400	1,069	1,400	953
Total	$130,382	$64,414	$131,107	$61,618

Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.

For the three months ended March 31, 2014 and 2013, the aggregate amortization expense was $2,916 and $2,956, respectively.
The following is a summary of the estimated annual amortization expense for 2014 and each of the next 4 years:

2014	$11,639
2015	10,872
2016	10,872
2017	8,849
2018	4,728
(7) Debt
Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$210,000	$210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 15, 2015	—	—
Other, primarily capital leases	895	998
Total long-term debt	268,395	268,498
Less: unamortized discount	(21,398)	(22,502)
Less: current portion	(396)	(397)
Total long-term portion	246,601	245,599
TOTAL DEBT	$246,997	$245,996
During December of 2011, the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “Revolving Credit Facility”). Net proceeds from these transactions (collectively referred to as the “Debt Transactions”)

were used to complete the acquisition of Tube Supply, repay existing debt and for general corporate purposes. In November 2013, the Company purchased and subsequently retired $15,000 aggregate principal amount of the Secured Notes. In January 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25,000. As a result, the Company's borrowing capacity increased from $100,000 to $125,000, and the Company maintains the ability to exercise the accordion for an additional $25,000 of aggregate commitments in the future.
Secured Notes
The Secured Notes will mature on December 15, 2016. The Company pays interest on the Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the Note Guarantors). Refer to Note 16 for Guarantor Financial Information disclosure.
Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase the Secured Notes with certain of its excess cash flow (as defined in the indenture) for such fiscal year at 103% of the principal amount thereof, plus accrued and unpaid interest. For the fiscal year ended December 31, 2013, the Company estimated that it had no excess cash flow (as defined in the indenture) and therefore, the Company did not make an offer to purchase the Secured Notes.
Convertible Notes
The Convertible Notes are due December 15, 2017. The Company pays interest on the Convertible Notes at a rate of 7.0% per annum in cash semi-annually. The Convertible Note holders may convert their Convertible Notes during the three months immediately succeeding March 31, 2014, as the last reported sale price of the Company's common stock exceeded $13.36 for at least 20 of the last 30 consecutive trading days ending on March 31, 2014.  If any Convertible Notes were to be surrendered, the Company would settle them via a combination of cash and shares of its common stock.  If all the Convertible Notes were to be surrendered, the Company has estimated that it would deliver cash of $57,500 and issue approximately 1,644 shares of common stock.  Although the conversion of the Convertible Notes is outside the control of the Company at March 31, 2014, the carrying value of the outstanding Convertible Notes are classified as long-term debt in the Consolidated Balance Sheet at March 31, 2014, as the Company would have the ability and intent to utilize its Revolving Credit Facility, which is classified as long-term, to settle the cash portion of the conversion.
Revolving Credit Facility
The weighted average interest rate for borrowings under the Revolving Credit Facility for the three months ended March 31, 2014 was 3.12%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's ratio of EBITDA to fixed charges was 0.14 for the twelve months ended March 31, 2014. At this ratio, the Company's current maximum borrowing capacity would be $99,683 before triggering full dominion of the Company's cash collections. As of March 31, 2014, the Company had $115,308 of of available borrowing capacity under the Revolving Credit Facility.

(8) Fair Value Measurements
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
The Company’s pension plan asset portfolio as of March 31, 2014 and December 31, 2013 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of March 31, 2014 was estimated to be $235,725 compared to a carrying value of $205,380. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of March 31, 2014 was approximately $89,370 compared to a carrying value of $40,722. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at March 31, 2014 were as follows:

Company's stock price at the end of the period	$14.69
Expected volatility	27.2%
Credit spreads	5.05%
Risk-free interest rate	1.32%
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At March 31, 2014, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At March 31, 2014, the notional value associated with forward contracts was $11,156. The Company recorded, through cost of materials, realized and unrealized net losses of $286 and $1,299 for the three months ended March 31, 2014 and March 31, 2013, respectively, as a result of the change in the fair value of the contracts. As of March 31, 2014 and December 31, 2013, all commodity hedge contracts were in a liability position. Refer to Note 13 for letters of credit outstanding for collateral associated with commodity hedges.

The Company uses information which is representative of readily observable market data when valuing derivatives liabilities associated with commodity hedges. The derivative liabilities are included in accrued liabilities and other non-current liabilities on the Company's balance sheets and classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2014
Derivative liability for commodity hedges	$—	$2,663	$—	$2,663
As of December 31, 2013
Derivative liability for commodity hedges	$—	$2,871	$—	$2,871
(9) Stockholders’ Equity
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
Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss for the three months ended March 31, 2014 and 2013 is as follows:

	March 31,
	2014	2013
Net loss	$(15,998)	$(10,622)
Foreign currency translation (loss) gain	(415)	33
Pension cost amortization, net of tax	253	345
Total comprehensive loss	$(16,160)	$(10,244)
The components of accumulated other comprehensive loss are as follows:

	March 31, 2014	December 31, 2013
Foreign currency translation losses	$(5,032)	$(4,617)
Unrecognized pension and postretirement benefit costs, net of tax	(13,873)	(14,126)
Total accumulated other comprehensive loss	$(18,905)	$(18,743)

Changes in accumulated other comprehensive loss by component are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2014	2013	2014	2013	2014	2013
Balance as of January 1,	$(14,126)	$(18,749)	$(4,617)	$(2,322)	$(18,743)	$(21,071)
Other comprehensive (loss) income before reclassifications	—	—	(415)	33	(415)	33
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	253	345	—	—	253	345
Net current period other comprehensive (loss) income	253	345	(415)	33	(162)	378
Balance as of March 31,	$(13,873)	$(18,404)	$(5,032)	$(2,289)	$(18,905)	$(20,693)
(a) See the table below for details of reclassification from accumulated other comprehensive loss.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three months ended March 31,
	2014	2013
Amortization of defined benefit pension and postretirement items
Prior service cost (b)	$(71)	$(81)
Actuarial loss (b)	(345)	(485)
Total before Tax	(416)	(566)
Tax benefit	163	221
Total reclassifications for the period, net of tax	$(253)	$(345)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost for the three months ended March 31, 2014 and 2013 (see Note 11 for additional details).
(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The unrecognized compensation cost as of March 31, 2014 associated with all share-based payment arrangements is $7,245 and the weighted average period over which it is to be expensed is 1.5 years.
2014 Long-Term Compensation Plan
On March 26, 2014, the Board of Directors of the Company approved equity awards under the Company’s 2014 Long-Term Compensation Plan (“2014 LTC Plan”) for executive officers and other select personnel. The 2014 LTC Plan awards included restricted stock units (“RSUs”) and performance share units (“PSUs”). All 2014 LTC Plan awards are subject to the terms of the Company’s 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 25, 2013.
The 2014 LTC Plan consists of three components of share-based payment awards as follows:
Restricted Share Units - The Company granted 114 RSUs with a grant date fair value of $14.35 per share unit to executive officers and other select personnel. The grant date fair value was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2016. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Performance Share Units - The Company granted 229 PSUs, half of which contain a market-based performance condition dependent on relative total shareholder return ("RTSR") and half of which contain a non-market-based performance condition dependent on Company-specific target goals for Return on Invested Capital ("ROIC") (as defined in the 2014 LTC Plan). Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals, and award distributions up to twice the target can be achieved if the target goals are exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period.
PSUs containing the RTSR performance condition - The potential award for PSUs containing the RTSR performance condition is measured over a three-year performance period, beginning January 1st of the year of grant. RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the “RTSR Peer Group”). Each performance share that becomes vested entitles the participant to receive one share of the Company’s common stock. The grant date fair value for the PSUs containing the RTSR performance condition that were granted to executive officers and other select personnel under the 2014 LTC Plan of $20.16 was estimated using a Monte Carlo simulation with the following assumptions:

2014
Expected volatility	40.8%
Risk-free interest rate	0.79%
Expected life (in years)	2.77
Expected dividend yield	—
Compensation expense for performance awards containing the RTSR performance condition is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
PSUs containing the ROIC performance condition - The potential award for PSUs containing the ROIC performance condition is determined based on the Company’s average actual performance versus target goals for ROIC for the three-year performance period beginning on January 1st of the year of grant. Compensation expense recognized is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The grant date fair-value of the PSUs containing the ROIC performance condition was established using the market price of the Company’s stock on the date of grant.
The award information associated with RTSR and ROIC awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
RTSR performance condition	$20.16	98	229
ROIC performance condition	$14.35	80	229
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Service cost	$127	$213
Interest cost	1,740	1,619
Expected return on assets	(2,095)	(2,320)
Amortization of prior service cost	71	81
Amortization of actuarial loss	345	485
Net periodic pension and postretirement benefit cost	$188	$78
Contributions paid	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2014.

(12) Restructuring Activity
As part of the Company's efforts to adapt operations to market conditions, restructuring activities related to the Company's organizational structure and operations were announced during January of 2013. In October 2013, the Company announced the consolidation of four additional facilities in locations where it has redundant operations as part of its continuous improvement plans to lower structural operating costs. The charges associated with the restructuring activities are primarily included in the Company's Metals segment. Charges for the Company's Other segment, which includes the costs of the executive, legal, and finance departments shared by both the Metals and Plastics segments, are insignificant.
The Company recorded the following restructuring charges during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Employee termination and related benefits	$—	$1,398
Moving costs associated with plant consolidations	739	859
Other exit costs	—	42
Inventory write-offs	—	683
Total	$739	$2,982
Charges in the three months ended March 31, 2014 consisted of moving costs associated with one of the additional facility consolidations announced in October 2013. Restructuring activity related to the October 2013 announced plant consolidations for the three months ended March 31, 2014 is summarized below:

		Period Activity
	Balance January 1, 2014	Charges (a)	Cash payments	Balance March 31, 2014	Cumulative Charges Incurred to Date	Total Charges Expected to be Incurred
Moving costs associated with plant consolidations	$—	$739	$(739)	$—	$1,051	$2,270
Employee termination and related benefits	129	—	(118)	11	129	130
Total October 2013 plant consolidations	129	739	(857)	11	1,180	2,400
(a) Costs associated with moving and plant consolidations and employee termination and related benefits are recorded to the restructuring charges line item within the condensed consolidated statements of operations and comprehensive loss as they are incurred.
The charges incurred during the three months ended March 31, 2013 were comprised of one-time employee termination and related benefits associated with salaried and hourly workforce reductions, moving costs and other exit costs associated with five plant consolidations announced in January 2013. The January 2013 announced restructuring activities are complete. As of March 31, 2014, there is a restructuring liability for lease termination costs related to the January 2013 restructuring activities. Activity for the restructuring liability for the three months ended March 31, 2014 is summarized below:

	Balance January 1, 2014	Charges	Cash payments	Balance March 31, 2014 (a)
Lease termination costs	921	—	(117)	804
(a) Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of March 31, 2014, the short-term portion of the lease termination costs in the restructuring liability of $465 is included in accrued liabilities and the long-term portion of $339 is included in other non-current liabilities in the Consolidated Balance Sheet.

(13) Income Taxes
The reported effective tax rate for the three months ended March 31, 2014 and 2013 was 0.3% and 10.2%, respectively. The change in effective tax rate primarily results from valuation allowances recorded in the three months ended March 31, 2014. The Company continues to generate losses at its United Kingdom (“UK”) subsidiary. The larger than expected current period losses, when combined with prior losses and future income projections, indicate that it is more likely than not that the UK deferred tax assets will not be realized. Therefore, during the three months ended March 31, 2014, a valuation allowance of $2,740 was recorded against all the previously existing deferred tax assets of the UK subsidiary. Additionally, the current period losses generated by the UK subsidiary during the three months ended March 31, 2014 were not benefited nor are future losses expected to be benefited until the entity returns to profitability and evidence suggests that it is more likely than not that the deferred tax assets will be realized. The impact on the quarterly income tax provision of not benefiting the quarterly losses was approximately $500. The deferred tax assets of the UK subsidiary are comprised primarily of net operating loss carry forwards with no expiration.
In the U.S., the Company is in a net deferred tax asset position as of March 31, 2014, and projects that it will remain in a net deferred tax asset position through December 31, 2014. The Company does not currently have sufficient sources of projected income to cover the net deferred tax asset that is projected at December 31, 2014. Therefore, the Company recorded a valuation allowance and did not provide a tax benefit on a portion of the losses generated by the U.S. during the three months ended March 31, 2014. The impact on the quarterly income tax provision of not benefiting the quarterly losses was approximately $2,500. Continued operating losses in future periods and changes to the sources of income identified to utilize the U.S. deferred tax assets that differ significantly from current estimates may result in additional benefits not being recognized and a valuation allowance being recorded against some or all of the remaining U.S. deferred tax assets.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2010 to 2013
U.S. States	2009 to 2013
Foreign	2008 to 2013
A 2011 and 2012 income tax audit of the Company's Canadian subsidiary is in process as of March 31, 2014. To date, no issues have been raised and no adjustments have been proposed. The Company’s gross unrecognized tax benefits are not significant.
The Company received its 2012 federal tax refund of $2,590 during October 2013.
(14) Commitments and Contingent Liabilities
As of March 31, 2014, the Company had $6,701 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,901 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $325 to $1,250.  Based on the information available as of March 31, 2014, the Company's best estimate of the probable loss resulting from these claims is $1,150, which was included as a reduction of net sales for the year ended December 31, 2013. As of March 31, 2014, approximately $211 remained accrued against accounts receivable in current assets for future payments and credits. The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.

(15) Segment Reporting
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
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management evaluates the performance of its business segments based on operating income.
Segment information for the three months ended March 31, 2014 and 2013 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2014
Metals segment	$219,063	$(6,232)	$1,878	$6,056
Plastics segment	34,347	1,507	134	401
Other (a)	—	(2,597)	—	—
Consolidated	$253,410	$(7,322)	$2,012	$6,457
2013
Metals segment	$258,380	$(275)	$1,127	$6,165
Plastics segment	34,334	1,181	480	406
Other (a)	—	(1,879)	—	—
Consolidated	$292,714	$(973)	$1,607	$6,571

(a)	“Other” – Operating income includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.

Below are reconciliations of segment data to consolidated loss before income taxes for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Operating loss	$(7,322)	$(973)
Interest expense, net	(9,952)	(10,188)
Other expense	(682)	(2,299)
Loss before income taxes and equity in earnings of joint venture	(17,956)	(13,460)
Equity in earnings of joint venture	1,907	1,469
Consolidated loss before income taxes	$(16,049)	$(11,991)
Segment information for total assets is as follows:

	March 31, 2014	December 31, 2013
Metals segment	$581,881	$580,570
Plastics segment	61,718	57,373
Other (a)	43,179	41,879
Consolidated	$686,778	$679,822

(a)	“Other” — Total assets consist of the Company's investment in joint venture.
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

Condensed Consolidating Balance Sheet As of March 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,893	$1,350	$20,465	$—	$25,708
Accounts receivable, less allowance for doubtful accounts	78,266	20,686	46,959	—	145,911
Receivables from affiliates	3,475	—	—	(3,475)	—
Inventories	127,660	18,174	68,080	(68)	213,846
Prepaid expenses and other current assets	8,269	1,874	6,970	(202)	16,911
Total current assets	221,563	42,084	142,474	(3,745)	402,376
Investment in joint venture	43,179	—	—	—	43,179
Goodwill	41,504	12,973	14,277	—	68,754
Intangible assets	50,212	—	15,756	—	65,968
Other assets	27,733	—	3,554	—	31,287
Investment in subsidiaries	113,646	—	—	(113,646)	—
Receivables from affiliates	93,399	35,145	3,513	(132,057)	—
Property, plant and equipment, net	49,810	12,472	12,932	—	75,214
Total assets	$641,046	$102,674	$192,506	$(249,448)	$686,778
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,502	$10,467	$22,305	$—	$88,274
Payables due to affiliates	2,724	—	751	(3,475)	—
Other current liabilities	26,427	598	8,889	—	35,914
Current portion of long-term debt	371	—	25	—	396
Total current liabilities	85,024	11,065	31,970	(3,475)	124,584
Long-term debt, less current portion	246,571	—	30	—	246,601
Payables due to affiliates	—	7,971	124,086	(132,057)	—
Deferred income taxes	4,193	7,111	(1,155)	—	10,149
Other non-current liabilities	11,541	—	186	—	11,727
Stockholders’ equity	293,717	76,527	37,389	(113,916)	293,717
Total liabilities and stockholders’ equity	$641,046	$102,674	$192,506	$(249,448)	$686,778

Condensed Consolidating Balance Sheet As of December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,675	$495	$21,659	$—	$30,829
Accounts receivable, less allowance for doubtful accounts	67,536	18,305	42,703	—	128,544
Receivables from affiliates	2,811	—	—	(2,811)	—
Inventories	133,139	16,357	65,472	(68)	214,900
Prepaid expenses and other current assets	8,383	2,244	5,993	(202)	16,418
Total current assets	220,544	37,401	135,827	(3,081)	390,691
Investment in joint venture	41,879	—	—	—	41,879
Goodwill	41,504	12,973	14,812	—	69,289
Intangible assets	52,703	—	16,786	—	69,489
Other assets	28,145	—	3,635	—	31,780
Investment in subsidiaries	119,075	—	—	(119,075)	—
Receivables from affiliates	87,247	34,637	1,465	(123,349)	—
Property, plant and equipment, net	50,812	12,855	13,027	—	76,694
Total assets	$641,909	$97,866	$185,552	$(245,505)	$679,822
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,233	$8,274	$20,070	$—	$69,577
Payables due to affiliates	2,270	—	541	(2,811)	—
Other current liabilities	22,801	944	7,622	—	31,367
Current portion of long-term debt	371	—	26	—	397
Total current liabilities	66,675	9,218	28,259	(2,811)	101,341
Long-term debt, less current portion	245,561	—	38	—	245,599
Payables due to affiliates	—	6,579	116,770	(123,349)	—
Deferred income taxes	7,823	7,061	(4,151)	—	10,733
Other non-current liabilities	11,956	—	299	—	12,255
Stockholders’ equity	309,894	75,008	44,337	(119,345)	309,894
Total liabilities and stockholders’ equity	$641,909	$97,866	$185,552	$(245,505)	$679,822

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended March 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$164,206	$34,347	$59,966	$(5,109)	$253,410
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	121,912	24,105	47,623	(5,109)	188,531
Warehouse, processing and delivery expense	26,003	2,982	6,396	—	35,381
Sales, general and administrative expense	19,961	4,829	4,834	—	29,624
Restructuring charges	739	—	—	—	739
Depreciation and amortization expense	4,890	532	1,035	—	6,457
Operating (loss) income	(9,299)	1,899	78	—	(7,322)
Interest expense, net	(6,166)	—	(3,786)	—	(9,952)
Other expense	—	—	(682)	—	(682)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(15,465)	1,899	(4,390)	—	(17,956)
Income taxes	2,574	(380)	(2,143)	—	51
Equity in (losses) earnings of subsidiaries	(5,014)	—	—	5,014	—
Equity in earnings of joint venture	1,907	—	—	—	1,907
Net (loss) income	(15,998)	1,519	(6,533)	5,014	(15,998)
Comprehensive (loss) income	$(16,160)	$1,519	$(6,948)	$5,429	$(16,160)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended March 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$202,909	$34,334	$66,568	$(11,097)	$292,714
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	154,728	24,438	51,362	(11,097)	219,431
Warehouse, processing and delivery expense	26,502	3,098	5,984	—	35,584
Sales, general and administrative expense	19,615	4,509	5,752	—	29,876
Restructuring charges	1,820	—	405	—	2,225
Depreciation and amortization expense	5,008	544	1,019	—	6,571
Operating (loss) income	(4,764)	1,745	2,046	—	(973)
Interest expense, net	(6,492)	—	(3,696)	—	(10,188)
Other expense	—	—	(2,299)	—	(2,299)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(11,256)	1,745	(3,949)	—	(13,460)
Income taxes	1,110	(198)	457	—	1,369
Equity in (losses) earnings of subsidiaries	(1,945)	—	—	1,945	—
Equity in earnings of joint venture	1,469	—	—	—	1,469
Net (loss) income	$(10,622)	$1,547	$(3,492)	$1,945	$(10,622)
Comprehensive (loss) income	$(10,244)	$1,547	$(3,459)	$1,912	$(10,244)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(15,998)	$1,519	$(6,533)	$5,014	$(15,998)
Equity in losses (earnings) of subsidiaries	5,014	—	—	(5,014)	—
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities	13,635	(1,399)	893	—	13,129
Net cash (used in) from operating activities	2,651	120	(5,640)	—	(2,869)
Investing activities:
Capital expenditures	(1,236)	(149)	(627)	—	(2,012)
Other investing activities	3	—	43	—	46
Net cash used in investing activities	(1,233)	(149)	(584)	—	(1,966)
Financing activities:
Proceeds from long-term debt	10,500	—	1,006	—	11,506
Repayments of long-term debt	(10,593)	—	(1,012)	—	(11,605)
Net intercompany (repayments) borrowings	(6,152)	884	5,268	—	—
Other financing activities	45	—	—	—	45
Net cash (used in) from financing activities	(6,200)	884	5,262	—	(54)
Effect of exchange rate changes on cash and cash equivalents	—	—	(232)	—	(232)
(Decrease) increase in cash and cash equivalents	(4,782)	855	(1,194)	—	(5,121)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of period	$3,893	$1,350	$20,465	$—	$25,708

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(10,622)	$1,547	$(3,492)	$1,945	$(10,622)
Equity in losses (earnings) of subsidiaries	1,945	—	—	(1,945)	—
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities	45,508	(2,424)	123	—	43,207
Net cash from (used in) operating activities	36,831	(877)	(3,369)	—	32,585
Investing activities:
Capital expenditures	(1,287)	(482)	(112)	—	(1,881)
Other investing activities	463	5	—	—	468
Net cash used in investing activities	(824)	(477)	(112)	—	(1,413)
Financing activities:
Proceeds from long-term debt	106,500	—	—	—	106,500
Repayments of long-term debt	(137,107)	—	(762)	—	(137,869)
Net intercompany (repayments) borrowings	(4,717)	475	4,242	—	—
Other financing activities	651	—	—	—	651
Net cash (used in) from financing activities	(34,673)	475	3,480	—	(30,718)
Effect of exchange rate changes on cash and cash equivalents	—	—	(691)	—	(691)
(Decrease) increase in cash and cash equivalents	1,334	(879)	(692)	—	(237)
Cash and cash equivalents - beginning of year	4,106	903	16,598	—	21,607
Cash and cash equivalents - end of period	$5,440	$24	$15,906	$—	$21,370

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts in millions, except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in ITEM 1 “Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower sales in its Metals segment products in the first quarter of 2014 compared to the first quarter of 2013. The Company's Metals segment experienced lower demand in the Oil and Gas and Industrial sectors, while Aerospace sales were slightly higher than the same period last year. Sales in the Company's Plastics segment in the first quarter 2014 were comparable to the same period last year.

Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2012 through the first quarter of 2014. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proved to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2012	53.3	52.7	50.3	50.6
2013	52.9	50.2	55.8	56.9
2014	52.7	—	—	—
Consolidated net sales decreased $39.3 million or 13.4% from the first quarter of 2013 due to decreased Metals segment sales pricing and volumes. Consolidated operating loss for the first quarter of 2014 was $7.3 million compared to first quarter of 2013 consolidated operating loss of $1.0 million. Consolidated net loss for the first quarter of 2014 was $16.0 million compared to consolidated net loss of $10.6 million for the first quarter of 2013.

Results of Operations: First quarter 2014 compared to first quarter 2013
Consolidated results by business segment are summarized in the following table for the three months ended March 31, 2014 and 2013.

			Favorable/(Unfavorable)
	2014	2013	$ Change	% Change
Net Sales
Metals	$219.1	$258.4	$(39.3)	(15.2)%
Plastics	34.3	34.3	—	—%
Total Net Sales	$253.4	$292.7	$(39.3)	(13.4)%
Cost of Materials
Metals	$164.4	$195.0	$30.6	15.7%
% of Metals Sales	75.1%	75.5%
Plastics	24.1	24.4	0.3	1.4%
% of Plastics Sales	70.2%	71.1%
Total Cost of Materials	$188.5	$219.4	$30.9	14.1%
% of Total Sales	74.4%	75.0%
Operating Costs and Expenses
Metals	$60.9	$63.7	$2.8	4.4%
Plastics	8.7	8.7	—	—%
Other	2.6	1.9	(0.7)	(38.2)%
Total Operating Costs & Expenses	$72.2	$74.3	$2.1	2.8%
% of Total Sales	28.5%	25.4%
Operating (Loss) Income
Metals	$(6.2)	$(0.3)	$(5.9)	(2,166.2)%
% of Metals Sales	(2.8)%	(0.1)%
Plastics	1.5	1.2	0.3	27.6%
% of Plastics Sales	4.4%	3.5%
Other	(2.6)	(1.9)	(0.7)	(38.2)%
Total Operating Loss	$(7.3)	$(1.0)	$(6.3)	(652.5)%
% of Total Sales	(2.9)%	(0.3)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $253.4 million, a decrease of $39.3 million, or 13.4%, compared to the first quarter of 2013. Metals segment sales during the three months ended March 31, 2014 of $219.1 million were $39.3 million, or 15.2%, lower than the same period last year reflecting lower demand and softer average selling prices compared to the first quarter of 2013. First quarter of 2014 Metals segment sales volumes were 4.5% lower than the first quarter of 2013 and average prices and mix were lower by 10.7%. Within the Metals segment, first quarter 2014 sales were slightly higher in the Aerospace business, but lower in both the Oil and Gas and Industrial businesses. All of the Company's products experienced lower average selling prices when compared to first quarter of 2013, with most average selling prices lower by 6% to 13%.
Plastics segment sales during the first quarter of 2014 of $34.3 million were flat compared to the first quarter of 2013. There was an increase in demand from the Life Science sector which was offset by a slight decline in demand from the Automotive sector.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the first quarter of 2014 was $188.5 million, a decrease of $30.9 million, or 14.1%, compared to the first quarter of 2013. Cost of materials included LIFO income of $1.2 million in the first quarter of 2014 compared to LIFO expense of $0.7 million in the first quarter of 2013. In addition, restructuring charges of $0.8 million impacted cost of materials in the first quarter of 2013. There were no restructuring charges impacting cost of materials in the first quarter of 2014.
Material costs for the Metals segment for the first quarter of 2014 were $164.4 million, or 75.1% as a percent of net sales, compared to $195.0 million, or 75.5% as a percent of net sales, for the first quarter of 2013. Cost of materials in the Metals segment decreased $30.6 million compared to the first quarter of 2013 primarily as a result of the softer pricing environment and decrease in demand. First quarter 2014 material costs as a percentage of net sales for the Metals segment were flat compared to the first quarter of 2013 excluding restructuring charges. Material costs for the Plastics segment were $24.1 million for the first quarter of 2014 compared to $24.4 million for the same period last year. Plastics segment material costs as a percentage of net sales improved from 71.1% in the first quarter of 2013 to 70.2% in the first quarter of 2014.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses decreased $2.1 million, or 2.8%, compared to the first quarter of 2013. Operating costs and expenses, including restructuring charges of $0.7 million, were $72.2 million, or 28.5% of net sales, compared to $74.3 million, including $2.2 million of restructuring charges, or 25.4% of net sales, during the first quarter of 2013. The restructuring charges incurred during the first quarter of 2014 and 2013 were cash charges and were in-line with the Company's expectations.
The $2.1 million decrease in operating expenses for the first quarter of 2014 compared to the first quarter of 2013 is due to a $1.5 million decrease in restructuring charges and a $0.6 million decrease in warehouse, processing and delivery costs, sales, general and administrative costs and depreciation and amortization.
During the first quarter of 2014, the Company achieved the $6.0 million of structural costs savings expected from its January 2013 and October 2013 restructuring activities. However, these cost savings were offset by $1.0 million of costs associated with severe weather during the quarter, $2.9 million of premium temporary costs incurred in order to execute certain initiatives and $1.6 million of other timing related items that impacted the first quarter of 2014 that were not present during the same period in 2013. Costs associated with the severe weather, such as higher utilities and repair and maintenance costs, are not expected to reoccur. The premium temporary costs such as, overtime, temporary labor and consulting fees are considered short-term in nature and are expected to be substantially managed out of the business during the second quarter of 2014.

•
Warehouse, processing and delivery costs decreased by approximately $0.2 million as a result of decreased sales activity in the Metals segment for the period and cost improvements resulting from 2013 restructuring activities. This decrease in costs was partially offset by cost increases from restructuring related facility transitions, optimizing operations and addressing weather related issues;

•
Sales, general and administrative costs decreased by $0.3 million as a result of cost improvements from 2013 restructuring activities offset by investments in the commercial foundation, including commercial hiring, and costs related to optimizing our commercial structure.

Consolidated operating loss for the three months ended March 31, 2014, including restructuring charges of $0.7 million, was $7.3 million compared to operating loss of $1.0 million, including $3.0 million of restructuring charges, for the same period last year.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $10.0 million in the first quarter of 2014, a decrease of $0.2 million versus the same period last year as a result of reduced borrowing under the revolving credit facility and the retirement of $15.0 million of senior secured debt in the fourth quarter of 2013.
Other expense related to foreign currency transaction losses was $0.7 million in the first quarter of 2014 compared to $2.3 million of foreign currency transaction losses for the same period last year. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $0.1 million for the first quarter of 2014 compared to a tax benefit of $1.4 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the first quarter of 2014 and 2013 was 0.3% and 10.2%, respectively. The effective tax rate for the first quarter of the 2014 was impacted primarily by the recognition of a $2.7 million valuation allowance against all existing deferred tax assets of the Company’s UK subsidiary and $3.0 million from not recognizing the full tax benefit on the first quarter losses in the U.S. and UK. Historical performance of the U.S. and UK entities combined with their current period losses and future earnings projections led management to the conclude that the above mentioned deferred tax assets and benefits were not likely to be realized. Additionally, the geographical mix and timing of income (losses) as well as the discrete treatment of the restructuring charges incurred during the three months ended March 31, 2014 also impacted the effective rate for the first quarter of 2014.
Equity in earnings of the Company’s joint venture was $1.9 million in the first quarter of 2014, which increased $0.4 million compared to the same period last year. Improved demand and pricing for Kreher’s products was the primary factor contributing to the increase in equity in earnings of the Company’s joint venture.
Consolidated net loss for the three months ended March 31, 2014 was $16.0 million, or $0.69 per diluted share, compared to a net loss of $10.6 million, or $0.46 per diluted share, for the same period in 2013.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Three months ended March 31,
	2014	2013
Net cash from (used in) operating activities	$(2.9)	$32.6
Net cash used in investing activities	(2.0)	(1.4)
Net cash from (used in) financing activities	—	(30.7)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.7)
Net increase (decrease) in cash and cash equivalents	$(5.1)	$(0.2)
The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash used in operations for the three months ended March 31, 2014 was $2.9 million compared to cash from operations of $32.6 million for the three months ended March 31, 2013. Specific components of the change in working capital are highlighted below:

•
During the three months ended March 31, 2014, higher accounts receivable resulted in $17.9 million of cash flow use compared to $25.8 million of cash flow use for the same period last year. Average receivable days outstanding was 49.3 days for the three months ended March 31, 2014 compared to 50.5 days for the three months ended March 31, 2013.

•
During the three months ended March 31, 2014, lower inventory levels were a $0.9 million cash flow source compared to a $32.3 million of cash flow source for the three months ended March 31, 2013. Average days sales in inventory was 163.6 days for the three months ended March 31, 2014 compared to 173.4 days for the three months ended March 31, 2013.

•
During the three months ended March 31, 2014, increases in accounts payable and accrued liabilities were a $23.2 million cash flow source compared to a $29.6 million cash flow source for the same period last year. Accounts payable days outstanding was 40.7 days for the first quarter of 2014 compared to 35.7 days for the same period last year.

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments) and acquisitions. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities such as, making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was 0.14 for the twelve months ended March 31, 2014. At this ratio, the Company's current maximum borrowing capacity would be $99.7 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at March 31, 2014 were $25.7 million, and the Company had $115.3 million of available borrowing capacity under its Revolving Credit Facility. Approximately 28.5% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
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
Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	March 31,	December 31,	Increase (Decrease)
	2014	2013	to Working Capital
Working capital	$277.8	$289.4	$(11.6)
Accounts payable	88.3	69.6	(18.7)
Cash and cash equivalents	25.7	30.8	(5.1)
Accrued liabilities	34.7	30.0	(4.7)
Accounts receivable	145.9	128.5	17.4
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 45.7% at March 31, 2014 and 44.3% at December 31, 2013. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position.
Cash paid for capital expenditures for the three months ended March 31, 2014 was $2.0 million, a increase of $0.1 million compared to the same period last year. Management believes that annual capital expenditures will be approximately $12 million to $14 million in 2014.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2014	$0.3
2015	0.4
2016	210.2
2017	57.5
2018	—
2019 and beyond	—
Total debt	$268.4

As of March 31, 2014, the Company had $6.7 million of irrevocable letters of credit outstanding, which primarily consisted of $4.0 million for collateral associated with commodity hedges and $1.9 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2013. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2013 for further discussion of such risks.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
(Amounts in millions)
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $0.3 million to $1.3 million.  Based on the information available as of March 31, 2014, the Company's best estimate of the probable loss resulting from these claims is $1.2 million, which was included as a reduction of net sales for the year ended December 31, 2013. As of March 31, 2014, approximately $0.2 million remained accrued against accounts receivable in current assets for future payments and credits. The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On January 2, 2014, receipt of approximately 513 shares was deferred as payment for the board compensation. The shares were acquired at a price of $14.61 per share, which represented the closing price of the Company's common stock on the date such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the Company under Section 4(2) of the Securities Act of 1933, as amended.

The table below presents shares of the Company’s common stock which were acquired by the Company during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
January 1 through January 31	—	—	—	—
February 1 through February 28	11,901	$13.87	—	—
March 1 through March 31	—	—	—	—
Total	11,901	$13.87	—	—

(1)
The total number of shares purchased represents shares surrendered to the Company by employees to satisfy tax withholding obligations upon vesting of performance share units awarded pursuant to the Company’s 2011-2013 Long-Term Compensation Plan. The Company does not have any publicly announced share repurchase plans or programs.

Item 6.	Exhibits

Exhibit No.	Description
10.39*	Employment Offer Letter dated March 7, 2014, between A. M. Castle & Co. and Mr. Marec Edgar
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This agreement is considered a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	April 30, 2014	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Vice President, Controller and Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
10.39*	Employment Offer Letter dated March 7, 2014, between A. M. Castle & Co. and Mr. Marec Edgar	E-1
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-4
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-5
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-6
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This agreement is considered a compensatory plan or arrangement.