Form 10-Q
period 2014-06-30
CASTLE A M & CO
filed 2014-08-11
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2014 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2014
Common Stock, $0.01 Par Value	23,492,820 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$17,076	$30,829
Accounts receivable, less allowances of $3,601 and $3,463	146,068	128,544
Inventories, principally on last-in first-out basis (replacement cost higher by $129,628 and $130,854)	222,194	214,900
Prepaid expenses and other current assets	13,304	9,927
Deferred income taxes	2,019	3,242
Income tax receivable	3,713	3,249
Total current assets	404,374	390,691
Investment in joint venture	44,495	41,879
Goodwill	12,973	69,289
Intangible assets	63,576	69,489
Prepaid pension cost	17,001	16,515
Other assets	13,793	15,265
Property, plant and equipment
Land	4,917	4,917
Buildings	54,391	53,252
Machinery and equipment	183,708	179,632
Property, plant and equipment, at cost	243,016	237,801
Less - accumulated depreciation	(168,464)	(161,107)
Property, plant and equipment, net	74,552	76,694
Total assets	$630,764	$679,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,436	$69,577
Accrued liabilities	31,474	30,007
Income taxes payable	169	1,360
Current portion of long-term debt	397	397
Total current liabilities	121,476	101,341
Long-term debt, less current portion	270,473	245,599
Deferred income taxes	4,365	10,733
Other non-current liabilities	4,526	5,646
Pension and post retirement benefit obligations	6,473	6,609
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,610 shares issued and 23,493 outstanding at June 30, 2014 and 23,471 shares issued and 23,409 outstanding at December 31, 2013	236	234
Additional paid-in capital	225,365	223,893
Retained earnings	16,981	105,277
Accumulated other comprehensive loss	(17,610)	(18,743)
Treasury stock, at cost—117 shares at June 30, 2014 and 62 shares at December 31, 2013	(1,521)	(767)
Total stockholders’ equity	223,451	309,894
Total liabilities and stockholders’ equity	$630,764	$679,822
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$249,492	$273,410	$502,902	$566,124
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	191,565	201,461	380,096	420,892
Warehouse, processing and delivery expense	36,747	35,820	72,128	71,404
Sales, general and administrative expense	29,471	27,666	59,095	57,542
Restructuring charges	907	5,593	1,646	7,818
Depreciation and amortization expense	6,533	6,633	12,990	13,204
Impairment of goodwill	56,160	—	56,160	—
Operating loss	(71,891)	(3,763)	(79,213)	(4,736)
Interest expense, net	(9,888)	(10,090)	(19,840)	(20,278)
Other income (expense)	1,590	745	908	(1,554)
Loss before income taxes and equity in earnings of joint venture	(80,189)	(13,108)	(98,145)	(26,568)
Income taxes	6,097	7,815	6,148	9,184
Loss before equity in earnings of joint venture	(74,092)	(5,293)	(91,997)	(17,384)
Equity in earnings of joint venture	1,794	1,494	3,701	2,963
Net loss	$(72,298)	$(3,799)	$(88,296)	$(14,421)

Basic loss per share	$(3.10)	$(0.16)	$(3.78)	$(0.62)
Diluted loss per share	$(3.10)	$(0.16)	$(3.78)	$(0.62)
Dividends per common share	$—	$—	$—	$—
Comprehensive loss	$(71,003)	$(5,987)	$(87,163)	$(16,231)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(88,296)	$(14,421)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	12,990	13,204
Amortization of deferred financing costs and debt discount	3,718	3,443
Impairment of goodwill	56,160	—
Unrealized (gains) losses on commodity hedges	(865)	1,435
Equity in earnings of joint venture	(3,701)	(2,963)
Dividends from joint venture	1,085	3,091
Deferred tax benefit	(5,471)	(9,902)
Other, net	610	(171)
Increase (decrease) from changes in:
Accounts receivable	(17,371)	(14,728)
Inventories	(6,709)	55,380
Prepaid expenses and other current assets	(3,375)	(268)
Other assets	(146)	(537)
Prepaid pension costs	346	(174)
Accounts payable	18,950	20,736
Income taxes payable and receivable	(1,899)	(947)
Accrued liabilities	1,722	1,563
Postretirement benefit obligations and other liabilities	(267)	1,373
Net cash (used in) from operating activities	(32,519)	56,114
Investing activities:
Capital expenditures	(4,299)	(5,436)
Other investing activities	103	745
Net cash used in investing activities	(4,196)	(4,691)
Financing activities:
Short-term debt repayments	—	(500)
Proceeds from long-term debt	79,450	115,300
Repayments of long-term debt	(56,798)	(155,169)
Other financing activities	193	1,462
Net cash from (used in) financing activities	22,845	(38,907)
Effect of exchange rate changes on cash and cash equivalents	117	(939)
Net change in cash and cash equivalents	(13,753)	11,577
Cash and cash equivalents - beginning of year	30,829	21,607
Cash and cash equivalents - end of period	$17,076	$33,184
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
Standards Updates Issued Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption, and it is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The ASU amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(72,298)	$(3,799)	$(88,296)	$(14,421)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,351	23,212	23,337	23,152
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted earnings per share	23,351	23,212	23,337	23,152
Basic loss per share	$(3.10)	$(0.16)	$(3.78)	$(0.62)
Diluted loss per share	$(3.10)	$(0.16)	$(3.78)	$(0.62)
Excluded outstanding share-based awards having an anti-dilutive effect	630	1,083	630	1,083
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	1,024	2,265	1,332	2,208
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
(4) Inventories
Approximately 78% of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2014, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $129,628 and $130,854 at June 30, 2014 and December 31, 2013, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(5) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013
Net sales	$62,608	$57,451
Cost of materials	52,100	48,152
Income before taxes	4,639	3,695
Net income	3,588	2,988
The following information summarizes financial data for this joint venture for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Net sales	$127,859	$114,780
Cost of materials	106,403	96,371
Income before taxes	9,443	7,051
Net income	7,402	5,926
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the six months ended June 30, 2014 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2014
Goodwill	$116,533	$12,973	$129,506
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of January 1, 2014	56,316	12,973	69,289
Impairment charge	(56,160)	—	(56,160)
Currency valuation	(156)	—	(156)
Balance as of June 30, 2014
Goodwill	116,377	12,973	129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of June 30, 2014	$—	$12,973	$12,973
During the fourth quarter of fiscal year 2013, the Company changed its goodwill testing date for both the Metals and Plastics reporting units from January 1 to December 1. Based on the December 1, 2013 test, the Company determined that there was no impairment of goodwill.
The positive sales trends in the Company's Metals segment that began at the end of the first quarter of 2014 did not continue throughout the second quarter. This resulted in financial results that were significantly lower than the financial results that were forecasted by the Company and used in the December 1, 2013 annual goodwill impairment analysis. The Company concluded that under FASB Accounting Standards Codification (“ASC”) 350, "Intangibles - Goodwill and Other," these unfavorable operating results could be indicators of impairment of its Metals reporting unit’s goodwill and, therefore, performed an interim impairment analysis as of May 31, 2014. Based on the guidance set forth in ASC 350 the Company performed the two-step quantitative analysis. Under the first step, the Company determined that the carrying value of the Metals reporting unit exceeded its estimated fair value requiring the Company to perform the second step of the analysis. The second step of the analysis included allocating the calculated fair value (determined in the first step) of the Metals reporting unit to its assets and liabilities to determine an implied goodwill value. The result of the second step was that the goodwill of the Metals reporting unit was impaired and a $56,160 non-cash impairment charge ($26,300 of which is deductible for tax purposes) was recorded during the three-month period ended June 30, 2014 to eliminate the Metals reporting unit goodwill.
The fair value of the Metals reporting unit was estimated using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data, estimates of future cash flows and discount rates based on the view of a market participant, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. In selecting the appropriate assumptions, the Company considered: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; short and long-term projections of future financial performance; and relative weighting of income and market approaches. The projections used in the determination of the Metals reporting unit’s fair value were based on estimates and assumptions that required significant judgment, and actual results may differ from assumed and estimated amounts. The impairment of the Metals reporting unit’s goodwill was primarily driven by the valuation effects of the continued divergence of the Metals reporting unit’s forecast versus its actual results. Specifically, in determining the fair value of the Metals reporting unit for goodwill impairment testing purposes, the Company decreased its long-term estimates of the reporting unit’s operating results and cash flows and included a Company specific risk premium of 1% into its discount rate of 13% to account for the unquantified risk that may still be present in the decreased forecast.
The valuation of goodwill for the second step of the goodwill impairment analysis is considered a Level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets and liabilities.
The following table summarizes the components of intangible assets:

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$117,755	$60,244	$117,794	$55,157
Non-compete agreements	3,888	3,735	3,888	3,569
Trade name	8,018	2,320	8,025	1,939
Developed technology	1,400	1,186	1,400	953
Total	$131,061	$67,485	$131,107	$61,618
Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.
For the three months ended June 30, 2014 and 2013, the aggregate amortization expense was $2,921 and $2,955, respectively. For the six months ended June 30, 2014 and 2013, the aggregate amortization expense was $5,837 and $5,911, respectively.
The following is a summary of the estimated annual amortization expense for 2014 and each of the next 4 years:

2014	$11,696
2015	10,930
2016	10,930
2017	8,907
2018	4,784

(7) Debt
Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$210,000	$210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 15, 2015	22,850	—
Other, primarily capital leases	798	998
Total long-term debt	291,148	268,498
Less: unamortized discount	(20,278)	(22,502)
Less: current portion	(397)	(397)
Total long-term portion	270,473	245,599
TOTAL DEBT	$270,870	$245,996
Secured Notes
In December of 2011, the Company issued $225,000 aggregate principal amount of Senior Secured Notes (the "Secured Notes") that will mature on December 15, 2016. The Company pays interest on the Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the Note Guarantors). Refer to Note 16 for Guarantor Financial Information disclosure.
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
Convertible Notes
In December 2011, the Company issued $57,500 aggregate principal amount of Convertible Senior Notes (the "Convertible Notes") that are due December 15, 2017. The Company pays interest on the Convertible Notes at a rate of 7.0% per annum in cash semi-annually. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes is 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.
Revolving Credit Facility
In December of 2011, the Company entered into a $100,000 senior secured asset based revolving credit facility (the “Revolving Credit Facility”). In January of 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25,000. As a result, the Company's maximum borrowing capacity increased from $100,000 to $125,000, and the Company maintains the ability to exercise the accordion for an additional $25,000 of aggregate commitments in the future.
The weighted average interest rate for borrowings under the Revolving Credit Facility for the six months ended June 30, 2014 was 3.92%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.

The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's ratio of EBITDA to fixed charges was negative 0.33 for the twelve months ended June 30, 2014. At this ratio, the Company's current maximum borrowing capacity would be $76,617 before triggering full dominion of the Company's cash collections. As of June 30, 2014, the Company had $92,242 of of available borrowing capacity under the Revolving Credit Facility.
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
The Company’s pension plan asset portfolio as of June 30, 2014 and December 31, 2013 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of June 30, 2014 was estimated to be $232,313 compared to a carrying value of $210,000. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of June 30, 2014 was approximately $67,189 compared to a carrying value of $57,500. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at June 30, 2014 were as follows:

Company's stock price at the end of the period	$11.04
Expected volatility	27.2%
Credit spreads	4.61%
Risk-free interest rate	1.25%
As of June 30, 2014, the estimated fair value of the Company's debt outstanding under its revolving credit facility, which falls within Level 3 of the fair value hierarchy, was $22,226 compared to its carrying value of $22,850, assuming the current amount of debt outstanding as of June 30, 2014 was outstanding until the maturity of the Company's facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.

Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At June 30, 2014, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At June 30, 2014, the notional value associated with forward contracts was $9,820. The Company recorded, through cost of materials, a realized and unrealized net gain of $217 and a realized and unrealized net loss $69 for the three and six months ended June 30, 2014, respectively, and realized and unrealized net losses of $874 and $2,173 for the three and six months ended June 30, 2013, respectively, as a result of the change in the fair value of the contracts. As of June 30, 2014 and December 31, 2013, all commodity hedge contracts were in a liability position. Refer to Note 14 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are included in accrued liabilities and other non-current liabilities on the Company's balance sheets and classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Derivative liability for commodity hedges	$—	$2,006	$—	$2,006
As of December 31, 2013
Derivative liability for commodity hedges	$—	$2,871	$—	$2,871
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
Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss for the three months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,
	2014	2013
Net loss	$(72,298)	$(3,799)
Foreign currency translation gain (loss)	1,041	(2,533)
Pension cost amortization, net of tax	254	345
Total comprehensive loss	$(71,003)	$(5,987)

The Company’s comprehensive loss for the six months ended June 30, 2014 and 2013 is as follows:

	Six months ended June 30,
	2014	2013
Net loss	$(88,296)	$(14,421)
Foreign currency translation gain (loss)	626	(2,500)
Pension cost amortization, net of tax	507	690
Total comprehensive loss	$(87,163)	$(16,231)
The components of accumulated other comprehensive loss are as follows:

	June 30, 2014	December 31, 2013
Foreign currency translation losses	$(3,991)	$(4,617)
Unrecognized pension and postretirement benefit costs, net of tax	(13,619)	(14,126)
Total accumulated other comprehensive loss	$(17,610)	$(18,743)
Changes in accumulated other comprehensive loss by component for the three months ended June 30, 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2014	2013	2014	2013	2014	2013
Balance as of April 1,	$(13,873)	$(18,404)	$(5,032)	$(2,289)	$(18,905)	$(20,693)
Other comprehensive income (loss) before reclassifications	—	—	1,041	(2,533)	1,041	(2,533)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	254	345	—	—	254	345
Net current period other comprehensive income (loss)	254	345	1,041	(2,533)	1,295	(2,188)
Balance as of June 30,	$(13,619)	$(18,059)	$(3,991)	$(4,822)	$(17,610)	$(22,881)
Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2014	2013	2014	2013	2014	2013
Balance as of January 1,	$(14,126)	$(18,749)	$(4,617)	$(2,322)	$(18,743)	$(21,071)
Other comprehensive income (loss) before reclassifications	—	—	626	(2,500)	626	(2,500)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	507	690	—	—	507	690
Net current period other comprehensive income (loss)	507	690	626	(2,500)	1,133	(1,810)
Balance as of June 30,	$(13,619)	$(18,059)	$(3,991)	$(4,822)	$(17,610)	$(22,881)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013.

Reclassifications from accumulated other comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization of defined benefit pension and postretirement items
Prior service cost (b)	$(70)	$(81)	$(141)	$(162)
Actuarial loss (b)	(345)	(485)	(690)	(970)
Total before Tax	(415)	(566)	(831)	(1,132)
Tax benefit	161	221	324	442
Total reclassifications for the period, net of tax	$(254)	$(345)	$(507)	$(690)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost for the three and six months ended June 30, 2014 and 2013 (see Note 11 for additional details).
(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The unrecognized compensation cost as of June 30, 2014 associated with all share-based payment arrangements is $5,953 and the weighted average period over which it is to be expensed is 1.4 years.
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
The 2014 LTC Plan consists of three components of share-based payment awards as follows:
Restricted Share Units - The Company granted 119 RSUs with a grant date fair value of $14.35 per share unit to executive officers and other select personnel. The grant date fair value was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2016. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Performance Share Units - The Company granted 239 PSUs, half of which contain a market-based performance condition dependent on relative total shareholder return ("RTSR") and half of which contain a non-market-based performance condition dependent on Company-specific target goals for Return on Invested Capital ("ROIC") (as defined in the 2014 LTC Plan). Partial performance awards can be earned for performance less than the target goal, but in excess of minimum goals, and award distributions up to twice the target can be achieved if the target goals are exceeded. The number of performance shares, if any, that vest based on the performance achieved during the three-year performance period, will vest at the end of the three-year performance period.

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
The award information associated with 2014 LTC Plan RTSR and ROIC awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
RTSR performance condition	$20.16	—	201
ROIC performance condition	$14.35	40	201
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,
	2014	2013
Service cost	$128	$213
Interest cost	1,740	1,619
Expected return on assets	(2,095)	(2,320)
Amortization of prior service cost	70	81
Amortization of actuarial loss	345	485
Net periodic pension and postretirement benefit cost	$188	$78
Contributions paid	$—	$—

Components of the net periodic pension and postretirement benefit cost for the six months ended June 30, 2014 and 2013 are as follows:

	Six months ended June 30,
	2014	2013
Service cost	$255	$426
Interest cost	3,480	3,238
Expected return on assets	(4,190)	(4,640)
Amortization of prior service cost	141	162
Amortization of actuarial loss	690	970
Net periodic pension and postretirement benefit cost	$376	$156
Contributions paid	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2014.
(12) Restructuring Activity
As part of the Company's efforts to adapt operations to market conditions, restructuring activities related to the Company's organizational structure and operations were announced during January of 2013. In October 2013, the Company announced the consolidation of four additional facilities in locations where it has redundant operations, and in June 2014, the Company announced organizational changes that included workforce reductions. The October 2013 and June 2014 consolidations and organizational changes were part of the Company's continuous improvement plans to lower structural operating costs. The charges associated with the restructuring activities are primarily included in the Company's Metals segment. Charges for the Company's Other segment, which includes the costs of the executive, legal, and finance departments shared by both the Metals and Plastics segments, are insignificant.
The Company recorded the following restructuring charges during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Moving costs associated with plant consolidations	$37	$2,674	$776	$3,459
Employee termination and related benefits	870	816	870	2,214
Lease termination costs	—	1,830	—	1,830
Other exit costs	—	273	—	315
Inventory write-offs	—	479	—	1,236
Total	$907	$6,072	$1,646	$9,054
Restructuring charges during the three and six months ended June 30, 2014 consisted of moving costs associated with plant consolidations for one of the additional facility consolidations announced in October 2013 and employee termination and related benefits related to workforce reductions from the organizational changes announced in June 2014.
Restructuring charges during the three and six months ended June 30, 2013 consisted of moving costs, employee termination and related benefits related to workforce reductions, lease termination costs, inventory write-offs and other exit costs associated with five plant consolidations announced in January 2013. The January 2013 announced restructuring activities are complete.
Restructuring charges associated with the write-off of inventory are included in cost of materials in the condensed consolidated statements of operations and comprehensive loss. All other restructuring charges are recorded to the restructuring charges line item within the condensed consolidated statements of operations and comprehensive loss as they are incurred.

Restructuring reserve activity for the six months ended June 30, 2014 is summarized below:

		Period Activity
	Balance January 1, 2014	Charges	Cash payments	Balance June 30, 2014
Moving costs associated with plant consolidations	$—	$776	$(776)	$—
Employee termination and related benefits	129	870	(599)	400
Lease termination costs (a)	921	—	(214)	707
Total	$1,050	$1,646	$(1,589)	$1,107
(a) Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of June 30, 2014, the short-term portion of the lease termination costs in the restructuring liability of $465 is included in accrued liabilities and the long-term portion of $242 is included in other non-current liabilities in the Consolidated Balance Sheet.
(13) Income Taxes
The reported effective tax rate for the three months ended June 30, 2014 and 2013 was 7.6% and 59.6%, respectively. The reported effective tax rate for the six months ended June 30, 2014 and 2013 was 6.3% and 34.6%, respectively. The change in effective tax rate results from changes in geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of goodwill and restructuring charges recorded in the three and six months ended June 30, 2014.
The Company continues to generate losses at its United Kingdom (“UK”) subsidiary. The larger than expected current period losses, when combined with prior losses and future income projections, indicate that it is more likely than not that the UK deferred tax assets will not be realized. During the three months ended March 31, 2014, a valuation allowance of $2,740 was recorded against all the previously existing deferred tax assets of the UK subsidiary. The deferred tax assets of the UK subsidiary are comprised primarily of net operating loss carry forwards with no expiration. Additionally, current period losses generated by certain foreign subsidiaries during the three and six months ended June 30, 2014 were not benefited nor are future losses expected to be benefited until these subsidiaries return to profitability and evidence suggests that it is more likely than not that the deferred tax assets will be realized. The impact on the income tax provision of not benefiting the losses was approximately $100 and $600 for the three and six months ended June 30, 2014, respectively.
In the U.S., the Company is in a net deferred tax asset position as of June 30, 2014, and projects that it will remain in a net deferred tax asset position through December 31, 2014. The Company does not currently have sufficient sources of projected income to cover the net deferred tax asset that is projected at December 31, 2014. Therefore, the Company recorded a valuation allowance and did not provide a tax benefit on a portion of the losses generated by the U.S. during the three and six months ended June 30, 2014. The impact on the income tax provision of not benefiting the losses was approximately $11,400 and $13,900 for the three and six months ended June 30, 2014, respectively. Continued operating losses in future periods and changes to the sources of income identified to utilize the U.S. deferred tax assets that differ significantly from current estimates may result in additional benefits not being recognized and a valuation allowance being recorded against some or all of the remaining U.S. deferred tax assets.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2010 to 2013
U.S. States	2009 to 2013
Foreign	2008 to 2013
A 2011 and 2012 income tax audit of the Company's Canadian subsidiary is in process as of June 30, 2014. To date, no issues have been raised and no adjustments have been proposed. The Company’s gross unrecognized tax benefits are not significant.
The Company received its 2012 federal tax refund of $2,590 during October 2013.

(14) Commitments and Contingent Liabilities
As of June 30, 2014, the Company had $6,642 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,842 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
The Company is party to a variety of legal proceedings arising from the operation of its business. These proceedings are incidental and occur in the normal course of the Company’s business affairs. It is the opinion of management, based upon the information available at this time, that the current expected outcome of these proceedings will not have a material effect on the consolidated results of operations, financial condition or cash flows of the Company, except as noted below.
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $325 to $1,250.  Based on the information available as of June 30, 2014, the Company's best estimate of the probable loss resulting from these claims is $1,150, which was included as a reduction of net sales for the year ended December 31, 2013. As of June 30, 2014, approximately $180 remained accrued against accounts receivable in current assets for future payments and credits. The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.
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

Segment information for the three months ended June 30, 2014 and 2013 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2014
Metals segment	$214,095	$(70,155)	$1,859	$6,103
Plastics segment	35,397	1,667	428	430
Other (a)	—	(3,403)	—	—
Consolidated	$249,492	$(71,891)	$2,287	$6,533
2013
Metals segment	$239,450	$(2,576)	$3,520	$6,211
Plastics segment	33,960	720	309	422
Other (a)	—	(1,907)	—	—
Consolidated	$273,410	$(3,763)	$3,829	$6,633
Segment information for the six months ended June 30, 2014 and 2013 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2014
Metals segment	$433,158	$(76,387)	$3,737	$12,159
Plastics segment	69,744	3,174	562	831
Other (a)	—	(6,000)	—	—
Consolidated	$502,902	$(79,213)	$4,299	$12,990
2013
Metals segment	$497,830	$(2,851)	$4,647	$12,376
Plastics segment	68,294	1,901	789	828
Other (a)	—	(3,786)	—	—
Consolidated	$566,124	$(4,736)	$5,436	$13,204
(a) “Other” – Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated loss before income taxes for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013
Operating loss	$(71,891)	$(3,763)
Interest expense, net	(9,888)	(10,090)
Other income	1,590	745
Loss before income taxes and equity in earnings of joint venture	(80,189)	(13,108)
Equity in earnings of joint venture	1,794	1,494
Consolidated loss before income taxes	$(78,395)	$(11,614)

Below are reconciliations of segment data to consolidated loss before income taxes for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Operating loss	$(79,213)	$(4,736)
Interest expense, net	(19,840)	(20,278)
Other income (expense)	908	(1,554)
Loss before income taxes and equity in earnings of joint venture	(98,145)	(26,568)
Equity in earnings of joint venture	3,701	2,963
Consolidated loss before income taxes	$(94,444)	$(23,605)
Segment information for total assets is as follows:

	June 30, 2014	December 31, 2013
Metals segment	$523,287	$580,570
Plastics segment	62,982	57,373
Other (a)	44,495	41,879
Consolidated	$630,764	$679,822
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

Condensed Consolidating Balance Sheet As of June 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,999	$1,237	$11,840	$—	$17,076
Accounts receivable, less allowance for doubtful accounts	74,095	21,476	50,497	—	146,068
Receivables from affiliates	2,982	—	—	(2,982)	—
Inventories	127,762	18,995	75,505	(68)	222,194
Prepaid expenses and other current assets	9,182	1,643	8,413	(202)	19,036
Total current assets	218,020	43,351	146,255	(3,252)	404,374
Investment in joint venture	44,495	—	—	—	44,495
Goodwill	—	12,973	—	—	12,973
Intangible assets	47,721	—	15,855	—	63,576
Other assets	27,476	—	3,318	—	30,794
Investment in subsidiaries	101,357	—	—	(101,357)	—
Receivables from affiliates	97,116	35,657	1,195	(133,968)	—
Property, plant and equipment, net	48,488	12,347	13,717	—	74,552
Total assets	$584,673	$104,328	$180,340	$(238,577)	$630,764
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,702	$10,161	$23,573	$—	$89,436
Payables due to affiliates	2,198	—	784	(2,982)	—
Other current liabilities	23,164	925	7,554	—	31,643
Current portion of long-term debt	371	—	26	—	397
Total current liabilities	81,435	11,086	31,937	(2,982)	121,476
Long-term debt, less current portion	270,449	—	24	—	270,473
Payables due to affiliates	—	8,511	125,457	(133,968)	—
Deferred income taxes	(1,471)	6,929	(1,093)	—	4,365
Other non-current liabilities	10,809	—	190	—	10,999
Stockholders’ equity	223,451	77,802	23,825	(101,627)	223,451
Total liabilities and stockholders’ equity	$584,673	$104,328	$180,340	$(238,577)	$630,764

Condensed Consolidating Balance Sheet As of December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,675	$495	$21,659	$—	$30,829
Accounts receivable, less allowance for doubtful accounts	67,536	18,305	42,703	—	128,544
Receivables from affiliates	2,811	—	—	(2,811)	—
Inventories	133,139	16,357	65,472	(68)	214,900
Prepaid expenses and other current assets	8,383	2,244	5,993	(202)	16,418
Total current assets	220,544	37,401	135,827	(3,081)	390,691
Investment in joint venture	41,879	—	—	—	41,879
Goodwill	41,504	12,973	14,812	—	69,289
Intangible assets	52,703	—	16,786	—	69,489
Other assets	28,145	—	3,635	—	31,780
Investment in subsidiaries	119,075	—	—	(119,075)	—
Receivables from affiliates	87,247	34,637	1,465	(123,349)	—
Property, plant and equipment, net	50,812	12,855	13,027	—	76,694
Total assets	$641,909	$97,866	$185,552	$(245,505)	$679,822
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,233	$8,274	$20,070	$—	$69,577
Payables due to affiliates	2,270	—	541	(2,811)	—
Other current liabilities	22,801	944	7,622	—	31,367
Current portion of long-term debt	371	—	26	—	397
Total current liabilities	66,675	9,218	28,259	(2,811)	101,341
Long-term debt, less current portion	245,561	—	38	—	245,599
Payables due to affiliates	—	6,579	116,770	(123,349)	—
Deferred income taxes	7,823	7,061	(4,151)	—	10,733
Other non-current liabilities	11,956	—	299	—	12,255
Stockholders’ equity	309,894	75,008	44,337	(119,345)	309,894
Total liabilities and stockholders’ equity	$641,909	$97,866	$185,552	$(245,505)	$679,822

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended June 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$153,251	$35,397	$63,503	$(2,659)	$249,492
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	116,974	25,255	51,995	(2,659)	191,565
Warehouse, processing and delivery expense	26,789	2,889	7,069	—	36,747
Sales, general and administrative expense	19,436	4,633	5,402	—	29,471
Restructuring charges	733	—	174	—	907
Depreciation and amortization expense	4,934	561	1,038	—	6,533
Impairment of goodwill	41,308	—	14,852	—	56,160
Operating (loss) income	(56,923)	2,059	(17,027)	—	(71,891)
Interest expense, net	(6,294)	—	(3,594)	—	(9,888)
Other income	—	—	1,590	—	1,590
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(63,217)	2,059	(19,031)	—	(80,189)
Income taxes	2,452	(782)	4,427	—	6,097
Equity in (losses) earnings of subsidiaries	(13,327)	—	—	13,327	—
Equity in earnings of joint venture	1,794	—	—	—	1,794
Net (loss) income	$(72,298)	$1,277	$(14,604)	$13,327	$(72,298)
Comprehensive (loss) income	$(71,003)	$1,277	$(13,563)	$12,286	$(71,003)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended June 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$187,888	$33,965	$58,612	$(7,055)	$273,410
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	138,419	24,520	45,577	(7,055)	201,461
Warehouse, processing and delivery expense	26,896	3,119	5,805	—	35,820
Sales, general and administrative expense	18,098	4,482	5,086	—	27,666
Restructuring charges	4,110	—	1,483	—	5,593
Depreciation and amortization expense	5,061	560	1,012	—	6,633
Operating (loss) income	(4,696)	1,284	(351)	—	(3,763)
Interest expense, net	(6,332)	—	(3,758)	—	(10,090)
Other income	—	—	745	—	745
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(11,028)	1,284	(3,364)	—	(13,108)
Income taxes	6,634	(882)	2,063	—	7,815
Equity in (losses) earnings of subsidiaries	(899)	—	—	899	—
Equity in earnings of joint venture	1,494	—	—	—	1,494
Net (loss) income	$(3,799)	$402	$(1,301)	$899	$(3,799)
Comprehensive (loss) income	$(5,987)	$402	$(3,834)	$3,432	$(5,987)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Six Months Ended June 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$317,457	$69,744	$123,469	$(7,768)	$502,902
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	238,886	49,360	99,618	(7,768)	380,096
Warehouse, processing and delivery expense	52,792	5,871	13,465	—	72,128
Sales, general and administrative expense	39,397	9,462	10,236	—	59,095
Restructuring charges	1,472	—	174	—	1,646
Depreciation and amortization expense	9,824	1,093	2,073	—	12,990
Impairment of goodwill	41,308	—	14,852	—	56,160
Operating (loss) income	(66,222)	3,958	(16,949)	—	(79,213)
Interest expense, net	(12,460)	—	(7,380)	—	(19,840)
Other income	—	—	908	—	908
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(78,682)	3,958	(23,421)	—	(98,145)
Income taxes	5,026	(1,162)	2,284	—	6,148
Equity in (losses) earnings of subsidiaries	(18,341)	—	—	18,341	—
Equity in earnings of joint venture	3,701	—	—	—	3,701
Net (loss) income	$(88,296)	$2,796	$(21,137)	$18,341	$(88,296)
Comprehensive (loss) income	$(87,163)	$2,796	$(20,511)	$17,715	$(87,163)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Six Months Ended June 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$390,797	$68,299	$125,180	$(18,152)	$566,124
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	293,147	48,958	96,939	(18,152)	420,892
Warehouse, processing and delivery expense	53,398	6,217	11,789	—	71,404
Sales, general and administrative expense	37,713	8,991	10,838	—	57,542
Restructuring charges	5,930	—	1,888	—	7,818
Depreciation and amortization expense	10,069	1,104	2,031	—	13,204
Operating (loss) income	(9,460)	3,029	1,695	—	(4,736)
Interest expense, net	(12,824)	—	(7,454)	—	(20,278)
Other expense	—	—	(1,554)	—	(1,554)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(22,284)	3,029	(7,313)	—	(26,568)
Income taxes	7,744	(1,080)	2,520	—	9,184
Equity in (losses) earnings of subsidiaries	(2,844)	—	—	2,844	—
Equity in earnings of joint venture	2,963	—	—	—	2,963
Net (loss) income	$(14,421)	$1,949	$(4,793)	$2,844	$(14,421)
Comprehensive (loss) income	$(16,231)	$1,949	$(7,293)	$5,344	$(16,231)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(88,296)	$2,796	$(21,137)	$18,341	$(88,296)
Equity in losses (earnings) of subsidiaries	18,341	—	—	(18,341)	—
Adjustments to reconcile net (loss) income to cash (used in) from operating activities	54,603	(2,381)	3,555	—	55,777
Net cash (used in) from operating activities	(15,352)	415	(17,582)	—	(32,519)
Investing activities:
Capital expenditures	(2,364)	(585)	(1,350)	—	(4,299)
Other investing activities	51	—	52	—	103
Net cash used in investing activities	(2,313)	(585)	(1,298)	—	(4,196)
Financing activities:
Proceeds from long-term debt	78,450	—	1,000	—	79,450
Repayments of long-term debt	(55,785)	—	(1,013)	—	(56,798)
Net intercompany (repayments) borrowings	(9,869)	912	8,957	—	—
Other financing activities	193	—	—	—	193
Net cash from financing activities	12,989	912	8,944	—	22,845
Effect of exchange rate changes on cash and cash equivalents	—	—	117	—	117
(Decrease) increase in cash and cash equivalents	(4,676)	742	(9,819)	—	(13,753)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of period	$3,999	$1,237	$11,840	$—	$17,076

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(14,421)	$1,949	$(4,793)	$2,844	$(14,421)
Equity in losses (earnings) of subsidiaries	2,844	—	—	(2,844)	—
Adjustments to reconcile net (loss) income to cash from operating activities	63,246	(68)	7,357	—	70,535
Net cash from operating activities	51,669	1,881	2,564	—	56,114
Investing activities:
Capital expenditures	(2,282)	(998)	(2,156)	—	(5,436)
Other investing activities	730	15	—	—	745
Net cash used in investing activities	(1,552)	(983)	(2,156)	—	(4,691)
Financing activities:
Short-term debt repayments	—	—	(500)	—	(500)
Proceeds from long-term debt	115,300	—	—	—	115,300
Repayments of long-term debt	(151,000)	—	(4,169)	—	(155,169)
Net intercompany (repayments) borrowings	(5,334)	(1,569)	6,903	—	—
Other financing activities	1,462	—	—	—	1,462
Net cash (used in) from financing activities	(39,572)	(1,569)	2,234	—	(38,907)
Effect of exchange rate changes on cash and cash equivalents	—	—	(939)	—	(939)
Increase (decrease) in cash and cash equivalents	10,545	(671)	1,703	—	11,577
Cash and cash equivalents - beginning of year	4,106	903	16,598	—	21,607
Cash and cash equivalents - end of period	$14,651	$232	$18,301	$—	$33,184

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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower net sales in its Metals segment products in the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower demand in the Oil and Gas and Industrial sectors. Net sales in the Company's Plastics segment in the second quarter of 2014 improved compared to the same period last year.
Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2012 through the second quarter of 2014. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proved to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2012	53.3	52.7	50.3	50.6
2013	52.9	50.2	55.8	56.9
2014	52.7	55.2	—	—
Consolidated net sales decreased $23.9 million or 8.7% from the second quarter of 2013 due to decreased Metals segment sales pricing and volumes. Consolidated operating loss for the second quarter of 2014 was $71.9 million compared to second quarter of 2013 consolidated operating loss of $3.8 million. Consolidated net loss for the second quarter of 2014 was $72.3 million compared to consolidated net loss of $3.8 million for the second quarter of 2013. Due to unfavorable financial results, an interim impairment test of the Company's Metals segment goodwill was conducted during the second quarter of 2014. The interim impairment analysis results indicated that the Metals segment goodwill was impaired and the Company recorded a $56.2 million non-cash impairment charge during the second quarter of 2014 to eliminate the Metals segment goodwill, which negatively impacted financial results.

Results of Operations: Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Consolidated results by business segment are summarized in the following table for the quarter ended June 30, 2014 and 2013.

			Favorable/(Unfavorable)
	2014	2013	$ Change	% Change
Net Sales
Metals	$214.1	$239.5	$(25.4)	(10.6)%
Plastics	35.4	34.0	1.4	4.2%
Total Net Sales	$249.5	$273.4	$(23.9)	(8.7)%
Cost of Materials
Metals	$166.4	$177.0	$10.6	6.0%
% of Metals Sales	77.7%	73.9%
Plastics	25.2	24.5	(0.7)	(3.0)%
% of Plastics Sales	71.3%	72.2%
Total Cost of Materials	$191.6	$201.5	$9.9	4.9%
% of Total Sales	76.8%	73.7%
Operating Costs and Expenses
Metals	$117.9	$65.1	$(52.8)	(81.2)%
Plastics	8.5	8.7	0.2	2.8%
Other	3.4	1.9	(1.5)	(78.4)%
Total Operating Costs & Expenses	$129.8	$75.7	$(54.1)	(71.5)%
% of Total Sales	52.0%	27.7%
Operating (Loss) Income
Metals	$(70.2)	$(2.6)	$(67.6)	(2,623.4)%
% of Metals Sales	(32.8)%	(1.1)%
Plastics	1.7	0.7	1.0	131.5%
% of Plastics Sales	4.7%	2.1%
Other	(3.4)	(1.9)	(1.5)	(78.4)%
Total Operating (Loss) Income	$(71.9)	$(3.8)	$(68.1)	(1,810.5)%
% of Total Sales	(28.8)%	(1.4)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $249.5 million, a decrease of $23.9 million, or 8.7%, compared to the second quarter of 2013. Metals segment net sales during the second quarter of 2014 of $214.1 million were $25.4 million, or 10.6%, lower than the same period last year. Plastics segment net sales during the second quarter of 2014 of $35.4 million were $1.4 million, or 4.2% higher than the second quarter of 2013.
Metals segment net sales declined by 7.4% compared to the prior year quarter due to lower pricing and unfavorable product mix. The pricing decline was primarily driven by average price decreases for nickel, tubing and cold finished carbon products. Average prices for these products declined throughout 2013, primarily during the second half of the year. Although average prices stabilized during the second quarter of this year compared to the trends of the previous several quarters, the year over year comparisons versus second quarter 2013 remained negative. Metals segment sales volumes represented a 3.2% decline in net sales compared to second quarter of 2013. Carbon and alloy plate, aluminum and tubing products had the most significant decline in sales volumes compared to the second quarter of 2013. Within the Metals segment, net sales for the second quarter of 2014 were lower for both the Oil and Gas and Industrial businesses compared to the second quarter of 2013. The increase in Plastics segment net sales during the second quarter of 2014 was primarily due to continued strength in the automotive, marine and life science sectors.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2014 was $191.6 million, a decrease of $9.9 million, or 4.9%, compared to the second quarter of 2013. Second quarter 2014 did not include any LIFO adjustments or restructuring charges while the second quarter of 2013 included LIFO income of $3.0 million and $0.5 million of restructuring charges related to inventory write-offs.
Material costs for the Metals segment for the second quarter of 2014 were $166.4 million, or 77.7% as a percent of net sales, compared to $177.0 million, or 73.9% as a percent of net sales, for the second quarter of 2013. Cost of materials in the Metals segment decreased $10.6 million compared to the second quarter of 2013 primarily as a result of the decrease in sales prices and volumes from the prior year period. Metals segment material costs as a percent of net sales for the second quarter of 2014 were higher compared to the same period last year primarily due to $4.4 million of inventory adjustments that negatively impacted material costs in the second quarter of 2014 related to physical cycle counts conducted in the oil and gas and aerospace businesses. Material costs for the Plastics segment for the second quarter of 2014 were 25.2 million, or 71.3% as a percent of net sales, compared to $24.5 million, or 72.2% as a percent of net sales, for the second quarter of 2013. Plastics segment material costs as a percent of net sales were lower than second quarter of 2013 due to supply chain and operations efficiency improvements implemented over the past year.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses increased $54.1 million, or 71.5%, from $75.7 million, or 27.7% of net sales, in the second quarter of 2013 to $129.8 million, or 52.0% of net sales, during the second quarter of 2014.
The Company recorded a $56.2 million goodwill impairment charge during the second quarter of 2014, and that charge is reflected in operating expenses for this quarter. As a result of lower than expected sales levels for the second quarter of 2014, the Company's financial results were significantly lower than the financial results that were forecasted by the Company and used in the December 1, 2013 annual goodwill impairment analysis. Management concluded during the second quarter that an interim impairment test of its Metals segment goodwill was necessary. The results of the interim impairment analysis indicated that the Metals segment goodwill was impaired, and the Company recorded a $56.2 million non-cash impairment charge to eliminate the Metals segment goodwill during the second quarter of 2014. For additional detail, see Note 6 - Goodwill and Intangible Assets to the Condensed Consolidated Financial Statements.
Charges of $0.9 million associated with the Company's restructuring were included in operating costs and expenses for the three months ended June 30, 2014 compared to $5.6 million in the prior year period.
In addition to the goodwill and restructuring items, all other operating costs increased by $2.6 million compared to the prior year quarter primarily related to the following:

•
Warehouse, processing and delivery costs increased by approximately $0.9 million as a result of higher overtime, temporary help and transportation costs. Two initiatives executed during the second quarter that were the primary drivers of these costs were a branch consolidation in the Company's plate business and the Company's strategic local inventory deployment initiative that is focused on improving on-time delivery and transactional business;

•
Sales, general and administrative costs increased by $1.8 million as a result of higher temporary help costs associated with a system conversion in the Company's oil and gas business and the strategic local inventory deployment initiative.

Consolidated operating loss for the second quarter of 2014, including goodwill impairment charges of $56.2 million and restructuring charges of $0.9 million, was $71.9 million compared to an operating loss of $3.8 million, including $6.1 million of restructuring charges, for the same period last year.
Other Income and Expense, Income Taxes and Net Income:
Interest expense, net was $9.9 million in the second quarter of 2014, a decrease of $0.2 million compared to the same period last year.
Other income related to foreign currency transaction gains was $1.6 million in the second quarter of 2014 compared to other income of $0.7 million for foreign currency transaction gains in the same period last year. These gains relate to foreign currency transactions and unhedged intercompany financing arrangements.

The Company recorded an income tax benefit of $6.1 million for the quarter ended June 30, 2014 compared to an income tax benefit of $7.8 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended June 30, 2014 and 2013 was 7.6% and 59.6%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of goodwill impairment and restructuring charges.
Equity in earnings of the Company’s joint venture was $1.8 million in the second quarter of 2014 and $1.5 million in the same period last year.
Consolidated net loss for the second quarter of 2014 was $72.3 million, or $3.10 per diluted share, compared to net loss of $3.8 million, or $0.16 per diluted share, for the same period in 2013.
Results of Operations: Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2014 and 2013.

			Favorable/(Unfavorable)
	2014	2013	$ Change	% Change
Net Sales
Metals	$433.2	$497.8	$(64.6)	(13.0)%
Plastics	69.7	68.3	1.4	2.1%
Total Net Sales	$502.9	$566.1	$(63.2)	(11.2)%
Cost of Materials
Metals	$330.8	$371.9	$41.1	11.1%
% of Metals Sales	76.4%	74.7%
Plastics	49.3	49.0	(0.3)	(0.8)%
% of Plastics Sales	70.8%	71.7%
Total Cost of Materials	$380.1	$420.9	$40.8	9.7%
% of Total Sales	75.6%	74.3%
Operating Costs and Expenses
Metals	$178.8	$128.7	$(50.1)	(38.9)%
Plastics	17.2	17.4	0.2	1.1%
Other	6.0	3.8	(2.2)	(58.5)%
Total Operating Costs & Expenses	$202.0	$150.0	$(52.0)	(34.7)%
% of Total Sales	40.2%	26.5%
Operating (Loss) Income
Metals	$(76.4)	$(2.9)	$(73.5)	(2,579.3)%
% of Metals Sales	(17.6)%	(0.6)%
Plastics	3.2	1.9	1.3	67.0%
% of Plastics Sales	4.6%	2.8%
Other	(6.0)	(3.8)	(2.2)	(58.5)%
Total Operating Loss	$(79.2)	$(4.7)	$(74.5)	(1,572.6)%
% of Total Sales	(15.8)%	(0.8)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $502.9 million, a decrease of $63.2 million, or 11.2%, compared to the six months ended June 30, 2013. Metals segment net sales during the six months ended June 30, 2014 of $433.2 million were $64.6 million, or 13.0%, lower than the same period last year reflecting softer average selling prices and lower demand compared to the first half of 2013. Plastics segment net sales during the six months ended June 30, 2014 of $69.7 million were $1.4 million, or 2.1%, higher than the first half of 2013.
Metals segment net sales declined by 9.1% compared to the six months ended June 30, 2013 due to pricing and product mix. The pricing decline was primarily driven by average price decreases for nickel, cold finished carbon and carbon and alloy plate products. Metals segment sales volumes represented a 3.9% decline in net sales compared to six months ended June 30, 2013. Carbon and alloy plate, aluminum and tubing products had the most significant decline in sales volumes compared to the six months ended June 30, 2013. All of the Metals segment products had lower average selling prices when compared to six months ended June 30, 2013, with most average selling prices lower by 5% to 10%. The increase in Plastics segment net sales during the six months ended June 30, 2014 was primarily due to continued strength in the automotive, marine and life sciences sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the six months ended June 30, 2014 was $380.1 million, a decrease of $40.8 million, or 9.7%, compared to the first half of 2013. Cost of materials included LIFO income of $1.2 million and $2.3 million during the six months ended June 30, 2014 and 2013, respectively. In addition, restructuring charges of $1.2 million impacted cost of materials in the six months ended June 30, 2013. There were no restructuring charges impacting cost of materials in the six months ended June 30, 2014.
Material costs for the Metals segment for the six months ended June 30, 2014 were $330.8 million, or 76.4% as a percent of net sales, compared to $371.9 million, or 74.7% as a percent of net sales, for the six months ended June 30, 2013. Cost of materials in the Metals segment decreased $41.1 million compared to the first half of 2013 primarily as a result of the softer pricing environment and decrease in demand. Metals segment material costs as a percent of net sales for the six months ended June 30, 2014 were higher compared to the same period last year primarily due to $5.1 million of inventory adjustments that negatively impacted material costs during the second half of 2014. Material costs for the Plastics segment were 49.3 million for the six months ended June 30, 2014 compared to $49.0 million for the same period last year. Plastics segment material costs as a percentage of net sales improved from 71.7% in the six months ended June 30, 2013 to 70.8% in the six months ended June 30, 2014 due to supply chain and operations efficiency improvements implemented over the past year.
Operating Expenses and Operating Income:
On a consolidated basis, operating costs and expenses increased $52.0 million, or 34.7%, from $150.0 million, or 26.5% of net sales, during the six months ended June 30, 2013 to $202.0 million, or 40.2% of net sales, during the six months ended June 30, 2014.
The Company recorded a $56.2 million goodwill impairment charge during the six months ended June 30, 2014, and that charge is reflected in operating expenses for this quarter. As a result of lower than expected sales levels for the six months ended June 30, 2014, the Company's financial results were significantly lower than the financial results that were forecasted by the Company and used in the December 1, 2013 annual goodwill impairment analysis. Management concluded during the second quarter that an interim impairment test of its Metals segment goodwill was necessary. The results of the interim impairment analysis indicated that the Metals segment goodwill was impaired, and the Company recorded a $56.2 million non-cash impairment charge to eliminate the Metals segment goodwill during the six months ended June 30, 2014. For additional detail, see Note 6 - Goodwill and Intangible Assets to the Condensed Consolidated Financial Statements.
Charges of $1.6 million associated with the Company's restructuring were included in operating costs and expenses for the six months ended June 30, 2014 compared to $7.8 million in the prior year period. The restructuring charges incurred during the six months ended June 30, 2014 and 2013 were cash charges and were in-line with the Company's expectations.

In addition to the goodwill and restructuring items, all other operating costs increased by $2.1 million compared to the six months ended June 30, 2013 primarily related to the following:

•
Warehouse, processing and delivery costs increased by $0.7 million as a result of higher overtime and temporary help costs associated with a branch consolidation in the Company's plate business and higher transportation cost related to the Company's strategic local inventory deployment initiative that is focused on improving on-time delivery and transactional business;

•
Sales, general and administrative costs increased by $1.6 million as a result of higher temporary help costs associated with a system conversion in the Company's oil and gas business and the strategic local inventory deployment initiative.

Consolidated operating loss for the six months ended June 30, 2014, including goodwill impairment charges of $56.2 million and restructuring charges of $1.6 million, was $79.2 million compared to an operating loss of $4.7 million, including $9.1 million of restructuring charges, for the same period last year.
Other Income and Expense, Income Taxes and Net Income:
Interest expense was $19.8 million during the six months ended June 30, 2014, a decrease of $0.4 million versus the same period last year as a result of reduced borrowing under the revolving credit facility during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and the retirement of $15.0 million of senior secured debt in the fourth quarter of 2013.
Other income related to foreign currency transaction gains was $0.9 million during the six months ended June 30, 2014 compared to $1.6 million of other expense related to foreign currency transaction losses for the same period last year. The majority of these transaction gains and losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $6.1 million for the six months ended June 30, 2014 compared to a tax benefit of $9.2 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the six months ended June 30, 2014 and 2013 was 6.3% and 34.6%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of goodwill impairment and restructuring charges.
Equity in earnings of the Company’s joint venture was $3.7 million in the six months ended June 30, 2014, which increased $0.7 million, or 24.9%, compared to the same period last year. Improved demand and pricing for Kreher’s products were the primary factors contributing to the increase in equity in earnings of the Company’s joint venture.
Consolidated net loss for the six months ended June 30, 2014 was $88.3 million, or $3.78 per diluted share, compared to a net loss of $14.4 million, or $0.62 per diluted share, for the same period in 2013.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Six months ended June 30,
	2014	2013
Net cash (used in) from operating activities	$(32.5)	$56.1
Net cash used in investing activities	(4.2)	(4.7)
Net cash from (used in) financing activities	22.8	(38.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.9)
Net (decrease) increase in cash and cash equivalents	$(13.8)	$11.6

The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash used in operations for the six months ended June 30, 2014 was $32.5 million compared to cash from operations of $56.1 million for the six months ended June 30, 2013. Specific components of the change in working capital are highlighted below:

•
During the six months ended June 30, 2014, higher accounts receivable compared to year-end 2013 resulted in $17.4 million of cash flow use compared to $14.7 million of cash flow use for the same period last year. Average receivable days outstanding was 50.7 days for the six months ended June 30, 2014 compared to 50.5 days for the six months ended June 30, 2013.

•
During the six months ended June 30, 2014, higher inventory levels, compared to year-end 2013, used $6.7 million of cash flow compared to lower inventory levels that were a $55.4 million cash flow source for the six months ended June 30, 2013. The Company's inventory levels were elevated at the end of 2012, resulting in substantial inventory reductions throughout 2013. Inventory levels were only slightly above targeted levels at the end of 2013. Average days sales in inventory was 163.9 days for the six months ended June 30, 2014 compared to 174.3 days for the six months ended June 30, 2013.

•
During the six months ended June 30, 2014, increases in accounts payable and accrued liabilities were a $20.7 million cash flow source compared to a $22.3 million cash flow source for the same period last year. Accounts payable days outstanding was 41.4 days for the six months ended June 30, 2014 compared to 37.1 days for the same period last year.

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments) and acquisitions. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities such as, making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative 0.33 for the twelve months ended June 30, 2014. At this ratio, the Company's current maximum borrowing capacity would be $76.6 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at June 30, 2014 were $17.1 million, and the Company had $92.2 million of available borrowing capacity under its Revolving Credit Facility. Approximately 37% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
In January 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25.0 million. As a result, the Company's maximum borrowing capacity increased from $100.0 million to $125.0 million, and the Company maintains the ability to exercise the accordion for an additional $25.0 million of aggregate commitments in the future.
In November 2013, the Company purchased $15.0 million aggregate principal amount of its Senior Secured Notes in the open market with available cash. The Senior Secured Notes that were purchased by the Company were subsequently retired.

Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	June 30,	December 31,	Increase (Decrease)
	2014	2013	to Working Capital
Working capital	$282.9	$289.4	$(6.5)
Accounts payable	89.4	69.6	(19.8)
Accounts receivable	146.1	128.5	17.6
Cash and cash equivalents	17.1	30.8	(13.7)
Inventories	222.2	214.9	7.3
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 54.8% at June 30, 2014 and 44.3% at December 31, 2013. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position.
Cash paid for capital expenditures for the six months ended June 30, 2014 was $4.3 million, a decrease of $1.1 million compared to the same period last year. Management believes that annual capital expenditures will be approximately $10 million to $12 million in 2014.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2014 (remaining six months)	$0.2
2015	23.2
2016	210.2
2017	57.5
2018	—
2019 and beyond	—
Total debt	$291.1
As of June 30, 2014, the Company had $6.6 million of irrevocable letters of credit outstanding, which primarily consisted of $4.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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

(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
(Amounts in millions)
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $0.3 million to $1.3 million.  Based on the information available as of June 30, 2014, the Company's best estimate of the probable loss resulting from these claims is $1.2 million, which was included as a reduction of net sales for the year ended December 31, 2013. As of June 30, 2014, approximately $0.2 million remained accrued against accounts receivable in current assets for future payments and credits. The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On April 1, 2014, receipt of approximately 1,018 shares was deferred as payment for the board compensation. The shares were acquired at a price of $14.74 per share, which represented the closing price of the Company's common stock on the date such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the Company under Section 4(2) of the Securities Act of 1933, as amended.

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

A. M. Castle & Co.
(Registrant)
Date:	August 8, 2014	By:	/s/ Patrick R. Anderson
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