Form 10-Q
period 2014-09-30
CASTLE A M & CO
filed 2014-10-29
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2014 or,

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2014
Common Stock, $0.01 Par Value	23,504,449 shares

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$11,805	$30,829
Accounts receivable, less allowances of $3,130 and $3,463	148,226	128,544
Inventories, principally on last-in first-out basis (replacement cost higher by $130,076 and $130,854)	252,697	214,900
Prepaid expenses and other current assets	12,307	9,927
Deferred income taxes	—	3,242
Income tax receivable	3,738	3,249
Total current assets	428,773	390,691
Investment in joint venture	46,247	41,879
Goodwill	12,973	69,289
Intangible assets, net	59,962	69,489
Prepaid pension cost	17,245	16,515
Other assets	17,824	15,265
Property, plant and equipment
Land	4,470	4,917
Buildings	53,061	53,252
Machinery and equipment	184,190	179,632
Property, plant and equipment, at cost	241,721	237,801
Less - accumulated depreciation	(168,603)	(161,107)
Property, plant and equipment, net	73,118	76,694
Total assets	$656,142	$679,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,112	$69,577
Accrued liabilities	38,834	30,007
Income taxes payable	—	1,360
Deferred income taxes	247	—
Current portion of long-term debt	734	397
Total current liabilities	150,927	101,341
Long-term debt, less current portion	276,140	245,599
Deferred income taxes	4,214	10,733
Other non-current liabilities	4,004	5,646
Pension and postretirement benefit obligations	6,407	6,609
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,610 shares issued and 23,485 outstanding at September 30, 2014 and 23,471 shares issued and 23,409 outstanding at December 31, 2013	236	234
Additional paid-in capital	225,568	223,893
Retained earnings	9,656	105,277
Accumulated other comprehensive loss	(19,420)	(18,743)
Treasury stock, at cost—125 shares at September 30, 2014 and 62 shares at December 31, 2013	(1,590)	(767)
Total stockholders’ equity	214,450	309,894
Total liabilities and stockholders’ equity	$656,142	$679,822
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$245,469	$253,713	$748,371	$819,837
Costs, expenses and (gains):
Cost of materials (exclusive of depreciation and amortization)	184,417	186,758	564,513	607,650
Warehouse, processing and delivery expense	34,440	34,808	106,568	106,212
Sales, general and administrative expense	25,185	27,886	84,280	85,428
Restructuring activity	(5,147)	885	(3,501)	8,703
Depreciation and amortization expense	6,399	6,400	19,389	19,604
Impairment of goodwill	—	—	56,160	—
Operating income (loss)	175	(3,024)	(79,038)	(7,760)
Interest expense, net	(10,148)	(10,177)	(29,988)	(30,455)
Other (expense) income	(2,335)	166	(1,427)	(1,388)
Loss before income taxes and equity in earnings of joint venture	(12,308)	(13,035)	(110,453)	(39,603)
Income taxes	2,770	4,271	8,918	13,455
Loss before equity in earnings of joint venture	(9,538)	(8,764)	(101,535)	(26,148)
Equity in earnings of joint venture	2,213	1,853	5,914	4,816
Net loss	$(7,325)	$(6,911)	$(95,621)	$(21,332)

Basic loss per share	$(0.31)	$(0.30)	$(4.10)	$(0.92)
Diluted loss per share	$(0.31)	$(0.30)	$(4.10)	$(0.92)
Dividends per common share	$—	$—	$—	$—
Comprehensive loss	$(9,135)	$(5,641)	$(96,298)	$(21,872)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(95,621)	$(21,332)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	19,389	19,604
Amortization of deferred financing costs and debt discount	5,702	5,283
Impairment of goodwill	56,160	—
Gain on sale of fixed assets	(5,606)	(2)
Unrealized (gains) losses on commodity hedges	(1,334)	566
Equity in earnings of joint venture	(5,914)	(4,816)
Dividends from joint venture	1,546	3,492
Deferred tax benefit	(8,043)	(14,523)
Other, net	949	606
Increase (decrease) from changes in:
Accounts receivable	(20,922)	(9,107)
Inventories	(39,690)	59,028
Prepaid expenses and other current assets	(2,593)	(1,034)
Other assets	2,558	(167)
Prepaid pension costs	518	(261)
Accounts payable	43,796	18,290
Income taxes payable and receivable	(2,179)	(1,147)
Accrued liabilities	7,182	10,001
Postretirement benefit obligations and other liabilities	(731)	1,221
Net cash (used in) from operating activities	(44,833)	65,702
Investing activities:
Capital expenditures	(8,725)	(7,582)
Proceeds from sale of fixed assets	7,148	765
Net cash used in investing activities	(1,577)	(6,817)
Financing activities:
Short-term debt repayments	—	(501)
Proceeds from long-term debt	222,789	115,300
Repayments of long-term debt	(195,343)	(155,192)
Other financing activities	193	1,516
Net cash from (used in) financing activities	27,639	(38,877)
Effect of exchange rate changes on cash and cash equivalents	(253)	(121)
Net change in cash and cash equivalents	(19,024)	19,887
Cash and cash equivalents - beginning of year	30,829	21,607
Cash and cash equivalents - end of period	$11,805	$41,494
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

(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(7,325)	$(6,911)	$(95,621)	$(21,332)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,359	23,242	23,345	23,182
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted earnings per share	23,359	23,242	23,345	23,182
Basic loss per share	$(0.31)	$(0.30)	$(4.10)	$(0.92)
Diluted loss per share	$(0.31)	$(0.30)	$(4.10)	$(0.92)
Excluded outstanding share-based awards having an anti-dilutive effect	481	1,057	481	1,057
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	—	2,030	903	2,149
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
(4) Inventories
Approximately 80% of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2014, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $130,076 and $130,854 at September 30, 2014 and December 31, 2013, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(5) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
Net sales	$68,202	$57,446
Cost of materials	56,446	47,356
Income before taxes	5,921	4,284
Net income	4,426	3,706
The following information summarizes financial data for this joint venture for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Net sales	$196,061	$172,226
Cost of materials	162,849	143,727
Income before taxes	15,364	11,335
Net income	11,828	9,632
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the nine months ended September 30, 2014 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2014
Goodwill	$116,533	$12,973	$129,506
Accumulated impairment losses	(60,217)	—	(60,217)
Balance as of January 1, 2014	56,316	12,973	69,289
Impairment charge	(56,160)	—	(56,160)
Currency valuation	(156)	—	(156)
Balance as of September 30, 2014
Goodwill	116,377	12,973	129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of September 30, 2014	$—	$12,973	$12,973
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
The fair value of the Metals reporting unit was estimated using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data, estimates of future cash flows and discount rates based on the view of a market participant, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. In selecting the appropriate assumptions, the Company considered, among other factors, the following: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; short and long-term projections of future financial performance; and relative weighting of income and market approaches. The projections used in the determination of the Metals reporting unit’s fair value were based on estimates and assumptions that required significant judgment, and actual results may differ from assumed and estimated amounts. The impairment of the Metals reporting unit’s goodwill was primarily driven by the valuation effects of the continued divergence of the Metals reporting unit’s forecast versus its actual results. Specifically, in determining the fair value of the Metals reporting unit for goodwill impairment testing purposes, the Company decreased its long-term estimates of the reporting unit’s operating results and cash flows and included a Company specific risk premium of 1% into its discount rate of 13% to account for the unquantified risk that may still be present in the decreased forecast.
The valuation of goodwill for the second step of the goodwill impairment analysis is considered a Level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets and liabilities.
The following table summarizes the components of intangible assets:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$116,932	$62,582	$117,794	$55,157
Non-compete agreements	3,888	3,818	3,888	3,569
Trade name	7,932	2,487	8,025	1,939
Developed technology	1,400	1,303	1,400	953
Total	$130,152	$70,190	$131,107	$61,618
Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.
For the three months ended September 30, 2014 and 2013, the aggregate amortization expense was $2,921 and $2,944, respectively. For the nine months ended September 30, 2014 and 2013, the aggregate amortization expense was $8,758 and $8,855, respectively.
The following is a summary of the estimated annual amortization expense for 2014 and each of the next 4 years:

2014	$11,619
2015	10,852
2016	10,852
2017	8,829
2018	4,709

(7) Debt
Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$210,000	$210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 15, 2015	27,000	—
Other, primarily capital leases	1,444	998
Total long-term debt	295,944	268,498
Less: unamortized discount	(19,070)	(22,502)
Less: current portion	(734)	(397)
Total long-term portion	276,140	245,599
TOTAL DEBT	$276,874	$245,996
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
The Revolving Credit Facility matures on December 15, 2015. Borrowings under the Revolving Credit Facility will be classified as short-term debt as of December 15, 2014 if the Company does not enter into an agreement to extend the maturity date prior to December 31, 2014.

The weighted average interest rate for borrowings under the Revolving Credit Facility for the nine months ended September 30, 2014 was 3.00%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's ratio of EBITDA to fixed charges was negative 0.59 for the twelve months ended September 30, 2014. At this ratio, the Company's current maximum borrowing capacity would be $99,467 before triggering full dominion of the Company's cash collections. As of September 30, 2014, the Company had $88,092 of additional borrowing capacity available under the Revolving Credit Facility.
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
The Company’s pension plan asset portfolio as of September 30, 2014 and December 31, 2013 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of September 30, 2014 was estimated to be $218,436 compared to a carrying value of $210,000. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of September 30, 2014 was approximately $60,919 compared to a carrying value of $57,500. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at September 30, 2014 were as follows:

Company's stock price at the end of the period	$8.54
Expected volatility	45.3%
Credit spreads	14.41%
Risk-free interest rate	1.14%

As of September 30, 2014, the estimated fair value of the Company's debt outstanding under its revolving credit facility, which falls within Level 3 of the fair value hierarchy, was $26,386 compared to its carrying value of $27,000, assuming the current amount of debt outstanding as of September 30, 2014 was outstanding until the maturity of the Company's facility in December 2015. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At September 30, 2014, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At September 30, 2014, the notional value associated with forward contracts was $8,653. The Company recorded, through cost of materials, realized and unrealized net gains of $143 and $74 for the three and nine months ended September 30, 2014, respectively, and a realized and unrealized net gain of $354 and net loss of $1,819 for the three and nine months ended September 30, 2013, respectively, as a result of the change in the fair value of the contracts. As of September 30, 2014 and December 31, 2013, all commodity hedge contracts were in a liability position. Refer to Note 14 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are included in accrued liabilities and other non-current liabilities on the Company's balance sheets and classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Derivative liability for commodity hedges	$—	$1,537	$—	$1,537
As of December 31, 2013
Derivative liability for commodity hedges	$—	$2,871	$—	$2,871
(9) Stockholders’ Equity
Shareholder Rights Plan
In August 2012, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Rights Plan”) and declared a dividend of one right for each outstanding share of the Company’s common stock outstanding at the close of business on September 11, 2012. Pursuant to the Rights Plan, the Company issued one preferred stock purchase right (a “Right”) for each share of common stock outstanding on September 11, 2012. Each Right, once exercisable, represents the right to purchase one one-hundredth of a share (a “Unit”) of Series B Junior Preferred Stock of the Company, without par value, for $54.00, subject to adjustment. The Rights become exercisable in the event any individual person or entity, without Board approval, acquires 10% or more of the Company’s common stock, subject to certain exceptions. In these circumstances, each holder of a Right (other than rights held by the acquirer) will be entitled to purchase, at the then-current exercise price of the Right, additional shares of the Company’s common stock having a value of twice the exercise price of the Right. Additionally, if the Company is involved in a merger or other business combination transaction with another person after which its common stock does not remain outstanding, each Right will entitle its holder to purchase, at the then-current exercise price of the Right, shares of common stock of the ultimate parent of such other person having a market value of twice the exercise price of the Right. The Rights may be redeemed by the Company for $0.001 per Right at any time until the tenth business day following the first public announcement of an acquisition of beneficial ownership of 10% of the Company’s common stock. On August 13, 2013, the Company's Board of Directors agreed to extend the Rights Plan from August 30, 2013, when it was originally set to expire, to August 30, 2014, unless the rights issued thereunder were earlier redeemed or the Rights Plan was amended by the Board of Directors. The Rights Plan expired on August 30, 2014.

Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss for the three months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,
	2014	2013
Net loss	$(7,325)	$(6,911)
Foreign currency translation adjustments	(2,064)	924
Change in unrecognized pension and postretirement benefit costs, net of tax	254	346
Total comprehensive loss	$(9,135)	$(5,641)
The Company’s comprehensive loss for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended September 30,
	2014	2013
Net loss	$(95,621)	$(21,332)
Foreign currency translation adjustments	(1,438)	(1,576)
Change in unrecognized pension and postretirement benefit costs, net of tax	761	1,036
Total comprehensive loss	$(96,298)	$(21,872)
The components of accumulated other comprehensive loss are as follows:

	September 30, 2014	December 31, 2013
Foreign currency translation losses	$(6,055)	$(4,617)
Unrecognized pension and postretirement benefit costs, net of tax	(13,365)	(14,126)
Total accumulated other comprehensive loss	$(19,420)	$(18,743)

Changes in accumulated other comprehensive loss by component for the three months ended September 30, 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2014	2013	2014	2013	2014	2013
Balance as of July 1,	$(13,619)	$(18,059)	$(3,991)	$(4,822)	$(17,610)	$(22,881)
Other comprehensive (loss) income before reclassifications	—	—	(2,064)	924	(2,064)	924
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	254	346	—	—	254	346
Net current period other comprehensive income (loss)	254	346	(2,064)	924	(1,810)	1,270
Balance as of September 30,	$(13,365)	$(17,713)	$(6,055)	$(3,898)	$(19,420)	$(21,611)
Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2014	2013	2014	2013	2014	2013
Balance as of January 1,	$(14,126)	$(18,749)	$(4,617)	$(2,322)	$(18,743)	$(21,071)
Other comprehensive loss before reclassifications	—	—	(1,438)	(1,576)	(1,438)	(1,576)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	761	1,036	—	—	761	1,036
Net current period other comprehensive income (loss)	761	1,036	(1,438)	(1,576)	(677)	(540)
Balance as of September 30,	$(13,365)	$(17,713)	$(6,055)	$(3,898)	$(19,420)	$(21,611)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(71)	$(80)	$(212)	$(242)
Actuarial loss (b)	(345)	(485)	(1,035)	(1,455)
Total before tax	(416)	(565)	(1,247)	(1,697)
Tax effect	162	219	486	661
Total reclassifications for the period, net of tax	$(254)	$(346)	$(761)	$(1,036)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost for the three and nine months ended September 30, 2014 and 2013 (see Note 11 for additional details).
(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The unrecognized compensation cost as of September 30, 2014 associated with all share-based payment arrangements is $4,300 and the weighted average period over which it is to be expensed is 1.4 years.

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
The award information associated with 2014 LTC Plan RTSR and ROIC awards is summarized below:

Share type	Grant Date Fair Value	Estimated Number of PSUs to be Issued	Maximum Number of PSUs that could Potentially be Issued
RTSR performance condition	$20.16	—	178
ROIC performance condition	$14.35	—	178

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,
	2014	2013
Service cost	$127	$213
Interest cost	1,740	1,618
Expected return on assets	(2,096)	(2,319)
Amortization of prior service cost	71	80
Amortization of actuarial loss	345	485
Net periodic pension and postretirement benefit cost	$187	$77
Contributions paid	$—	$12
Components of the net periodic pension and postretirement benefit cost for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine months ended September 30,
	2014	2013
Service cost	$382	$639
Interest cost	5,220	4,856
Expected return on assets	(6,286)	(6,959)
Amortization of prior service cost	212	242
Amortization of actuarial loss	1,035	1,455
Net periodic pension and postretirement benefit cost	$563	$233
Contributions paid	$—	$12
The Company anticipates making no significant cash contributions to its pension plans in 2014.
(12) Restructuring Activity
As part of the Company's efforts to adapt operations to market conditions, restructuring activities related to the Company's organizational structure and operations were announced during January of 2013. In October 2013, the Company announced the consolidation of four additional facilities in locations where it has redundant operations, and in June 2014, the Company announced organizational changes that included workforce reductions. The October 2013 and June 2014 consolidations and organizational changes were part of the Company's continuous improvement plans to lower structural operating costs. Restructuring activity is primarily included in the Company's Metals segment. Restructuring activity for the Company's Other segment, which includes the costs of the executive, legal, and finance departments shared by both the Metals and Plastics segments, are insignificant.

The Company recorded the following restructuring activity during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Moving costs associated with plant consolidations	$133	$555	$909	$4,014
Gain on sale of fixed assets	(5,533)	—	(5,533)	—
Employee termination and related benefits	67	279	937	2,493
Lease termination costs	186	—	186	1,830
Other exit costs	—	51	—	366
Inventory write-offs	—	—	—	1,236
Total	$(5,147)	$885	$(3,501)	$9,939
Restructuring activity during the three and nine months ended September 30, 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed an October 2013 announced plant consolidation partially offset by employee termination and related benefits for the workforce reductions from the organizational changes announced in June 2014, moving costs associated with the plant consolidations announced in October 2013 and lease termination costs related to the restructuring activities announced in January 2013.
Restructuring activity during the three and nine months ended September 30, 2013 consisted of moving costs, employee termination and related benefits related to workforce reductions, lease termination costs, inventory write-offs and other exit costs associated with five plant consolidations announced in January 2013. The January 2013 announced restructuring activities are complete.
Restructuring activity associated with the write-off of inventory is included in cost of materials in the condensed consolidated statements of operations and comprehensive loss. All other restructuring activity is recorded to the restructuring activity line item within the condensed consolidated statements of operations and comprehensive loss as it is incurred.
Restructuring reserve activity for the nine months ended September 30, 2014 is summarized below:

		Period Activity
	Balance January 1, 2014	Costs (gains)	Cash (payments) receipts	Balance September 30, 2014
Moving costs associated with plant consolidations	$—	$909	$(909)	$—
Gain on sale of fixed assets	—	(5,533)	5,533	—
Employee termination and related benefits	129	937	(1,066)	—
Lease termination costs (a)	921	186	(325)	782
Total	$1,050	$(3,501)	$3,233	$782
(a) Payments on certain of the lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of September 30, 2014, the short-term portion of the lease termination costs in the restructuring liability of $588 is included in accrued liabilities and the long-term portion of $194 is included in other non-current liabilities in the Consolidated Balance Sheet.

(13) Income Taxes
The reported effective tax rate for the three months ended September 30, 2014 and 2013 was 22.5% and 32.8%, respectively. The reported effective tax rate for the nine months ended September 30, 2014 and 2013 was 8.1% and 34.0%, respectively. The change in effective tax rate results from changes in geographic mix and timing of income (losses), valuation allowances for certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of restructuring charges recorded in the three and nine months ended September 30, 2014. Additionally, goodwill impairment charges recorded during the three months ended June 30, 2014 impacted the effective tax rate for the nine months ended September 30, 2014.
The Company continues to generate losses at its United Kingdom (“UK”) subsidiary. The larger than expected current period losses, when combined with prior losses and future income projections, indicate that it is more likely than not that the UK deferred tax assets will not be realized. During the three months ended March 31, 2014, a valuation allowance of $2,740 was recorded against all the previously existing deferred tax assets of the UK subsidiary. The deferred tax assets of the UK subsidiary are comprised primarily of net operating loss carry forwards with no expiration. Additionally, current period losses generated by certain foreign subsidiaries during the three and nine months ended September 30, 2014 were not benefited nor are future losses expected to be benefited until these subsidiaries return to profitability and evidence suggests that it is more likely than not that the deferred tax assets will be realized. The impact on the income tax provision of not benefiting the losses was approximately $600 and $1,500 for the three and nine months ended September 30, 2014, respectively.
In the U.S., the Company is in a net deferred tax asset position as of September 30, 2014, and projects that it will remain in a net deferred tax asset position through December 31, 2014. The Company does not currently have sufficient sources of projected income to cover the net deferred tax asset that is projected at December 31, 2014. Therefore, the Company recorded a valuation allowance and did not provide a tax benefit on a portion of the losses generated by the U.S. during the three and nine months ended September 30, 2014. The impact on the income tax provision of not benefiting the losses was approximately $4,000 and $17,800 for the three and nine months ended September 30, 2014, respectively. Continued operating losses in future periods and changes to the sources of income identified to utilize the U.S. deferred tax assets that differ significantly from current estimates may result in additional benefits not being recognized and a valuation allowance being recorded against some or all of the remaining U.S. deferred tax assets.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2011 to 2013
U.S. States	2010 to 2013
Foreign	2008 to 2013
A 2011 and 2012 income tax audit of the Company's Canadian subsidiary is in process as of September 30, 2014. To date, no issues have been raised and no adjustments have been proposed. The Company’s gross unrecognized tax benefits are not significant.
The Company received its 2012 federal tax refund of $2,590 during October 2013. The Company received its 2013 federal tax refund of $1,500 during October 2014.
(14) Commitments and Contingent Liabilities
As of September 30, 2014, the Company had $6,642 of irrevocable letters of credit outstanding which primarily consisted of $4,000 for collateral associated with commodity hedges and $1,842 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013. The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers. The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $325 to $1,250. Based on the information available as of September 30, 2014, the Company's best estimate of the probable loss resulting from these claims is $1,150, which was included as a reduction of net sales for the year ended December 31, 2013. As of September 30, 2014, approximately $45 remained accrued against accounts receivable in current assets for future payments and credits. The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.
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

Segment information for the three months ended September 30, 2014 and 2013 is as follows:

	Net Sales	Operating Income (Loss)	Capital Expenditures	Depreciation & Amortization
2014
Metals segment	$210,682	$319	$4,220	$5,988
Plastics segment	34,787	1,667	206	411
Other (a)	—	(1,811)	—	—
Consolidated	$245,469	$175	$4,426	$6,399
2013
Metals segment	$220,000	$(1,536)	$2,026	$5,980
Plastics segment	33,713	1,049	120	420
Other (a)	—	(2,537)	—	—
Consolidated	$253,713	$(3,024)	$2,146	$6,400
Segment information for the nine months ended September 30, 2014 and 2013 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2014
Metals segment	$643,840	$(76,068)	$7,957	$18,147
Plastics segment	104,531	4,841	768	1,242
Other (a)	—	(7,811)	—	—
Consolidated	$748,371	$(79,038)	$8,725	$19,389
2013
Metals segment	$717,830	$(4,387)	$6,673	$18,356
Plastics segment	102,007	2,950	909	1,248
Other (a)	—	(6,323)	—	—
Consolidated	$819,837	$(7,760)	$7,582	$19,604
(a) “Other” – Operating loss includes the costs of executive, legal and finance departments, which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated loss before income taxes for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013
Operating income (loss)	$175	$(3,024)
Interest expense, net	(10,148)	(10,177)
Other (expense) income	(2,335)	166
Loss before income taxes and equity in earnings of joint venture	(12,308)	(13,035)
Equity in earnings of joint venture	2,213	1,853
Consolidated loss before income taxes	$(10,095)	$(11,182)

Below are reconciliations of segment data to consolidated loss before income taxes for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Operating loss	$(79,038)	$(7,760)
Interest expense, net	(29,988)	(30,455)
Other expense	(1,427)	(1,388)
Loss before income taxes and equity in earnings of joint venture	(110,453)	(39,603)
Equity in earnings of joint venture	5,914	4,816
Consolidated loss before income taxes	$(104,539)	$(34,787)
Segment information for total assets is as follows:

	September 30, 2014	December 31, 2013
Metals segment	$548,862	$580,570
Plastics segment	61,033	57,373
Other (a)	46,247	41,879
Consolidated	$656,142	$679,822
(a) “Other” — Total assets consist of the Company's investment in joint venture.
(16) Guarantor Financial Information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The condensed consolidating financial information presents A. M. Castle & Co. (Parent) and subsidiaries. The condensed consolidating financial information has been prepared on the same basis as the consolidated statements of the Parent. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet As of September 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,995	$—	$8,810	$—	$11,805
Accounts receivable, less allowance for doubtful accounts	77,168	20,783	50,275	—	148,226
Receivables from affiliates	1,419	—	—	(1,419)	—
Inventories	157,256	18,946	76,563	(68)	252,697
Prepaid expenses and other current assets	6,270	1,025	8,952	(202)	16,045
Total current assets	245,108	40,754	144,600	(1,689)	428,773
Investment in joint venture	46,247	—	—	—	46,247
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	45,230	—	14,732	—	59,962
Other assets	30,710	—	4,359	—	35,069
Investment in subsidiaries	94,793	—	—	(94,793)	—
Receivables from affiliates	99,259	38,639	1,425	(139,323)	—
Property, plant and equipment, net	47,010	12,016	14,092	—	73,118
Total assets	$608,357	$104,382	$179,208	$(235,805)	$656,142
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$81,016	$10,904	$19,192	$—	$111,112
Payables due to affiliates	884	—	535	(1,419)	—
Other current liabilities	30,944	133	8,004	—	39,081
Current portion of long-term debt	686	—	48	—	734
Total current liabilities	113,530	11,037	27,779	(1,419)	150,927
Long-term debt, less current portion	274,075	—	2,065	—	276,140
Payables due to affiliates	—	7,313	132,010	(139,323)	—
Deferred income taxes	(3,928)	6,952	1,190	—	4,214
Other non-current liabilities	10,230	—	181	—	10,411
Stockholders’ equity	214,450	79,080	15,983	(95,063)	214,450
Total liabilities and stockholders’ equity	$608,357	$104,382	$179,208	$(235,805)	$656,142

Condensed Consolidating Balance Sheet As of December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,675	$495	$21,659	$—	$30,829
Accounts receivable, less allowance for doubtful accounts	67,536	18,305	42,703	—	128,544
Receivables from affiliates	2,811	—	—	(2,811)	—
Inventories	133,139	16,357	65,472	(68)	214,900
Prepaid expenses and other current assets	8,383	2,244	5,993	(202)	16,418
Total current assets	220,544	37,401	135,827	(3,081)	390,691
Investment in joint venture	41,879	—	—	—	41,879
Goodwill	41,504	12,973	14,812	—	69,289
Intangible assets, net	52,703	—	16,786	—	69,489
Other assets	28,145	—	3,635	—	31,780
Investment in subsidiaries	119,075	—	—	(119,075)	—
Receivables from affiliates	87,247	34,637	1,465	(123,349)	—
Property, plant and equipment, net	50,812	12,855	13,027	—	76,694
Total assets	$641,909	$97,866	$185,552	$(245,505)	$679,822
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,233	$8,274	$20,070	$—	$69,577
Payables due to affiliates	2,270	—	541	(2,811)	—
Other current liabilities	22,801	944	7,622	—	31,367
Current portion of long-term debt	371	—	26	—	397
Total current liabilities	66,675	9,218	28,259	(2,811)	101,341
Long-term debt, less current portion	245,561	—	38	—	245,599
Payables due to affiliates	—	6,579	116,770	(123,349)	—
Deferred income taxes	7,823	7,061	(4,151)	—	10,733
Other non-current liabilities	11,956	—	299	—	12,255
Stockholders’ equity	309,894	75,008	44,337	(119,345)	309,894
Total liabilities and stockholders’ equity	$641,909	$97,866	$185,552	$(245,505)	$679,822

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended September 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$151,998	$34,787	$60,847	$(2,163)	$245,469
Costs, expenses and (gains):
Cost of materials (exclusive of depreciation and amortization)	113,127	24,660	48,793	(2,163)	184,417
Warehouse, processing and delivery expense	24,374	2,934	7,132	—	34,440
Sales, general and administrative expense	16,241	4,592	4,352	—	25,185
Restructuring activity	(5,197)	—	50	—	(5,147)
Depreciation and amortization expense	4,819	539	1,041	—	6,399
Impairment of goodwill	—	—	—	—	—
Operating income (loss)	(1,366)	2,062	(521)	—	175
Interest expense, net	(6,388)	—	(3,760)	—	(10,148)
Other expense	—	—	(2,335)	—	(2,335)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(7,754)	2,062	(6,616)	—	(12,308)
Income taxes	2,724	(784)	830	—	2,770
Equity in (losses) earnings of subsidiaries	(4,508)	—	—	4,508	—
Equity in earnings of joint venture	2,213	—	—	—	2,213
Net (loss) income	$(7,325)	$1,278	$(5,786)	$4,508	$(7,325)
Comprehensive (loss) income	$(9,135)	$1,278	$(7,850)	$6,572	$(9,135)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Three Months Ended September 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$168,591	$33,708	$57,949	$(6,535)	$253,713
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	123,589	24,071	45,633	(6,535)	186,758
Warehouse, processing and delivery expense	25,913	2,932	5,963	—	34,808
Sales, general and administrative expense	18,786	4,534	4,566	—	27,886
Restructuring activity	627	—	258	—	885
Depreciation and amortization expense	4,864	558	978	—	6,400
Operating (loss) income	(5,188)	1,613	551	—	(3,024)
Interest expense, net	(6,594)	—	(3,583)	—	(10,177)
Other income	—	—	166	—	166
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(11,782)	1,613	(2,866)	—	(13,035)
Income taxes	3,848	(615)	1,038	—	4,271
Equity in (losses) earnings of subsidiaries	(830)	—	—	830	—
Equity in earnings of joint venture	1,853	—	—	—	1,853
Net (loss) income	$(6,911)	$998	$(1,828)	$830	$(6,911)
Comprehensive (loss) income	$(5,641)	$998	$(904)	$(94)	$(5,641)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Nine Months Ended September 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$469,455	$104,531	$184,316	$(9,931)	$748,371
Costs, expenses and (gains):
Cost of materials (exclusive of depreciation and amortization)	352,013	74,020	148,411	(9,931)	564,513
Warehouse, processing and delivery expense	77,166	8,805	20,597	—	106,568
Sales, general and administrative expense	55,638	14,054	14,588	—	84,280
Restructuring activity	(3,725)	—	224	—	(3,501)
Depreciation and amortization expense	14,643	1,632	3,114	—	19,389
Impairment of goodwill	41,308	—	14,852	—	56,160
Operating (loss) income	(67,588)	6,020	(17,470)	—	(79,038)
Interest expense, net	(18,848)	—	(11,140)	—	(29,988)
Other expense	—	—	(1,427)	—	(1,427)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(86,436)	6,020	(30,037)	—	(110,453)
Income taxes	7,750	(1,946)	3,114	—	8,918
Equity in (losses) earnings of subsidiaries	(22,849)	—	—	22,849	—
Equity in earnings of joint venture	5,914	—	—	—	5,914
Net (loss) income	$(95,621)	$4,074	$(26,923)	$22,849	$(95,621)
Comprehensive (loss) income	$(96,298)	$4,074	$(28,361)	$24,287	$(96,298)

Condensed Consolidating Statement of Operations and Comprehensive Loss For the Nine Months Ended September 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$559,388	$102,007	$183,129	$(24,687)	$819,837
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	416,736	73,029	142,572	(24,687)	607,650
Warehouse, processing and delivery expense	79,311	9,149	17,752	—	106,212
Sales, general and administrative expense	56,499	13,525	15,404	—	85,428
Restructuring activity	6,557	—	2,146	—	8,703
Depreciation and amortization expense	14,933	1,662	3,009	—	19,604
Operating (loss) income	(14,648)	4,642	2,246	—	(7,760)
Interest expense, net	(19,418)	—	(11,037)	—	(30,455)
Other expense	—	—	(1,388)	—	(1,388)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(34,066)	4,642	(10,179)	—	(39,603)
Income taxes	11,592	(1,695)	3,558	—	13,455
Equity in (losses) earnings of subsidiaries	(3,674)	—	—	3,674	—
Equity in earnings of joint venture	4,816	—	—	—	4,816
Net (loss) income	$(21,332)	$2,947	$(6,621)	$3,674	$(21,332)
Comprehensive (loss) income	$(21,872)	$2,947	$(8,197)	$5,250	$(21,872)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(95,621)	$4,074	$(26,923)	$22,849	$(95,621)
Equity in losses (earnings) of subsidiaries	22,849	—	—	(22,849)	—
Adjustments to reconcile net (loss) income to cash (used in) from operating activities	51,088	(508)	208	—	50,788
Net cash (used in) from operating activities	(21,684)	3,566	(26,715)	—	(44,833)
Investing activities:
Capital expenditures	(4,671)	(793)	(3,261)	—	(8,725)
Other investing activities	7,096	—	52	—	7,148
Net cash (used in) from investing activities	2,425	(793)	(3,209)	—	(1,577)
Financing activities:
Proceeds from long-term debt	219,714	—	3,075	—	222,789
Repayments of long-term debt	(194,316)	—	(1,027)	—	(195,343)
Net intercompany (repayments) borrowings	(12,012)	(3,268)	15,280	—	—
Other financing activities	193	—	—	—	193
Net cash from (used in) financing activities	13,579	(3,268)	17,328	—	27,639
Effect of exchange rate changes on cash and cash equivalents	—	—	(253)	—	(253)
Decrease in cash and cash equivalents	(5,680)	(495)	(12,849)	—	(19,024)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of period	$2,995	$—	$8,810	$—	$11,805

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(21,332)	$2,947	$(6,621)	$3,674	$(21,332)
Equity in losses (earnings) of subsidiaries	3,674	—	—	(3,674)	—
Adjustments to reconcile net (loss) income to cash from operating activities	76,970	(396)	10,460	—	87,034
Net cash from operating activities	59,312	2,551	3,839	—	65,702
Investing activities:
Capital expenditures	(3,803)	(1,378)	(2,401)	—	(7,582)
Other investing activities	730	—	35	—	765
Net cash used in investing activities	(3,073)	(1,378)	(2,366)	—	(6,817)
Financing activities:
Short-term debt repayments	—	—	(501)	—	(501)
Proceeds from long-term debt	115,300	—	—	—	115,300
Repayments of long-term debt	(151,094)	—	(4,098)	—	(155,192)
Net intercompany (repayments) borrowings	(2,423)	(1,524)	3,947	—	—
Other financing activities	1,516	—	—	—	1,516
Net cash used in financing activities	(36,701)	(1,524)	(652)	—	(38,877)
Effect of exchange rate changes on cash and cash equivalents	—	—	(121)	—	(121)
Increase (decrease) in cash and cash equivalents	19,538	(351)	700	—	19,887
Cash and cash equivalents - beginning of year	4,106	903	16,598	—	21,607
Cash and cash equivalents - end of period	$23,644	$552	$17,298	$—	$41,494

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
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower net sales in its Metals segment products in the third quarter of 2014 compared to the third quarter of 2013 primarily due to lower demand in the Oil and Gas and Industrial sectors. Net sales in the Company's Plastics segment in the third quarter of 2014 improved compared to the same period last year.
Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2012 through the third quarter of 2014. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proved to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis. In 2014, the Company has experienced branch consolidation execution issues at certain of its plate and oil and gas facilities. As a result of these issues, revenue trends have not improved in correlation to the change in PMI on the expected six to twelve month lag basis. The Company continues to evaluate the correlation and lag of its revenue trends to PMI to determine if this is specific to the internal execution issues or a permanent change in the correlation of the two variables.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2012	53.3	52.7	50.3	50.6
2013	52.9	50.2	55.8	56.9
2014	52.7	55.2	57.6	—
Consolidated net sales decreased $8.2 million or 3.2% from the third quarter of 2013 due to decreased Metals segment sales volumes and pricing. Consolidated operating income for the third quarter of 2014 was $0.2 million, which included a $5.1 million gain from restructuring activity, compared to third quarter of 2013 consolidated operating loss of $3.0 million, which included a $0.9 million charge for restructuring activity. Consolidated net loss for the third quarter of 2014 was $7.3 million compared to consolidated net loss of $6.9 million for the third quarter of 2013.

Results of Operations: Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Consolidated results by business segment are summarized in the following table for the three months ended September 30, 2014 and 2013.

			Favorable/(Unfavorable)
	2014	2013	$ Change	% Change
Net Sales
Metals	$210.7	$220.0	$(9.3)	(4.2)%
Plastics	34.8	33.7	1.1	3.2%
Total Net Sales	$245.5	$253.7	$(8.2)	(3.2)%
Cost of Materials
Metals	$159.7	$162.7	$3.0	1.8%
% of Metals Sales	75.8%	73.9%
Plastics	24.7	24.1	(0.6)	(2.4)%
% of Plastics Sales	70.9%	71.4%
Total Cost of Materials	$184.4	$186.8	$2.4	1.2%
% of Total Sales	75.1%	73.6%
Operating Costs and Expenses
Metals	$50.6	$58.8	$8.2	14.0%
Plastics	8.5	8.6	0.1	1.5%
Other	1.8	2.5	0.7	28.6%
Total Operating Costs & Expenses	$60.9	$69.9	$9.0	13.0%
% of Total Sales	24.8%	27.6%
Operating Income (Loss)
Metals	$0.4	$(1.5)	$1.9	120.8%
% of Metals Sales	0.2%	(0.7)%
Plastics	1.6	1.0	0.6	58.9%
% of Plastics Sales	4.7%	3.1%
Other	(1.8)	(2.5)	0.7	28.6%
Total Operating Income (Loss)	$0.2	$(3.0)	$3.2	105.8%
% of Total Sales	0.1%	(1.2)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $245.5 million, a decrease of $8.2 million, or 3.2%, compared to the third quarter of 2013. Metals segment net sales during the third quarter of 2014 of $210.7 million were $9.3 million, or 4.2%, lower than the same period last year. Plastics segment net sales during the third quarter of 2014 of $34.8 million were $1.1 million, or 3.2% higher than the third quarter of 2013.
Metals segment pricing was down 2.5% compared to the prior year quarter. The pricing decline was driven by average price decreases for aluminum, nickel and tubing products. Average prices for these products declined throughout 2013, primarily during the second half of the year. Although average prices stabilized during the second quarter of this year compared to the trends of the previous several quarters, the year over year comparisons versus third quarter of 2013 remained negative. Metals segment sales volumes were down 1.4% compared to third quarter of 2013. Carbon and alloy plate and tubing products had the most significant decline in sales volumes compared to the third quarter of 2013. Within the Metals segment, net sales for the third quarter of 2014 were lower for both the Oil and Gas and Industrial businesses compared to the third quarter of 2013. The increase in Plastics segment net sales during the third quarter of 2014 was primarily due to strong performance in the automotive and home goods sectors.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the third quarter of 2014 was $184.4 million, a decrease of $2.4 million, or 1.2%, compared to the third quarter of 2013. Third quarter 2014 included a LIFO charge of $0.4 million while the third quarter of 2013 included LIFO income of $2.4 million.
Material costs for the Metals segment for the third quarter of 2014 were $159.7 million, or 75.8% as a percent of net sales, compared to $162.7 million, or 73.9% as a percent of net sales, for the third quarter of 2013. Cost of materials in the Metals segment decreased $3.0 million compared to the third quarter of 2013. The decrease is primarily due to the decrease in sales prices and volumes from the prior year period. Material costs for the Plastics segment for the third quarter of 2014 were $24.7 million, or 70.9% as a percent of net sales, compared to $24.1 million, or 71.4% as a percent of net sales, for the third quarter of 2013. Plastics segment material costs as a percent of net sales were lower than third quarter of 2013 due to supply chain and operations efficiency improvements implemented over the past year.
Operating Costs and Expenses and Operating Income (Loss):
On a consolidated basis, operating costs and expenses decreased $9.0 million, or 13.0%, from $69.9 million, or 27.6% of net sales, in the third quarter of 2013 to $60.9 million, or 24.8% of net sales, during the third quarter of 2014.
A net gain of $5.1 million associated with the Company's restructuring activities was included in operating costs and expenses for the three months ended September 30, 2014. Restructuring activities for the three months ended September 30, 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed an October 2013 announced plant consolidation partially offset by: (i) lease termination costs related to the restructuring activities announced in January 2013; (ii) moving costs associated with the plant consolidations announced in October 2013; and (iii) employee termination and related benefits for the workforce reductions from the organizational changes announced in June 2014. The Company recorded $0.9 million of charges for the January 2013 announced restructuring activities during the third quarter of 2013 related to moving costs associated with the plant consolidations, employee termination and related benefits and other exit costs.
In addition to the restructuring items, all other operating costs decreased by $3.1 million compared to the prior year quarter due to decreases in sales, general and administrative costs and warehouse, processing and delivery costs which related to the following:

•	Sales, general and administrative costs decreased by $2.7 million as a result of lower payroll and benefits costs;

•	Warehouse, processing and delivery costs decreased by approximately $0.4 million as a result of the decrease in sales activity.
Consolidated operating income for the third quarter of 2014, including a gain from restructuring activity of $5.1 million, was $0.2 million compared to an operating loss of $3.0 million, including $0.9 million of restructuring charges, for the same period last year.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense, net was $10.1 million in the third quarter of 2014 which was comparable to the prior year third quarter.
Other expense related to foreign currency transaction losses was $2.3 million in the third quarter of 2014 compared to other income of $0.2 million for foreign currency transaction gains in the same period last year. These losses and gains relate to foreign currency transactions and unhedged intercompany financing arrangements.
The Company recorded an income tax benefit of $2.8 million for the quarter ended September 30, 2014 compared to an income tax benefit of $4.3 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended September 30, 2014 and 2013 was 22.5% and 32.8%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of restructuring charges.
Equity in earnings of the Company’s joint venture was $2.2 million in the third quarter of 2014 and $1.9 million in the same period last year.

Consolidated net loss for the third quarter of 2014 was $7.3 million, or $0.31 per diluted share, compared to net loss of $6.9 million, or $0.30 per diluted share, for the same period in 2013.
Results of Operations: Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2014 and 2013.

			Favorable/(Unfavorable)
	2014	2013	$ Change	% Change
Net Sales
Metals	$643.9	$717.8	$(73.9)	(10.3)%
Plastics	104.5	102.0	2.5	2.5%
Total Net Sales	$748.4	$819.8	$(71.4)	(8.7)%
Cost of Materials
Metals	$490.5	$534.6	$44.1	8.3%
% of Metals Sales	76.2%	74.5%
Plastics	74.0	73.1	(0.9)	(1.4)%
% of Plastics Sales	70.8%	71.6%
Total Cost of Materials	$564.5	$607.7	$43.2	7.1%
% of Total Sales	75.4%	74.1%
Operating Costs and Expenses
Metals	$229.4	$187.6	$(41.8)	(22.3)%
Plastics	25.7	26.0	0.3	1.4%
Other	7.8	6.3	(1.5)	(23.5)%
Total Operating Costs & Expenses	$262.9	$219.9	$(43.0)	(19.5)%
% of Total Sales	35.1%	26.8%
Operating (Loss) Income
Metals	$(76.0)	$(4.4)	$(71.6)	(1,633.9)%
% of Metals Sales	(11.8)%	(0.6)%
Plastics	4.8	2.9	1.9	64.1%
% of Plastics Sales	4.6%	2.9%
Other	(7.8)	(6.3)	(1.5)	(23.5)%
Total Operating Loss	$(79.0)	$(7.8)	$(71.2)	(918.5)%
% of Total Sales	(10.6)%	(0.9)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $748.4 million, a decrease of $71.4 million, or 8.7%, compared to the nine months ended September 30, 2013. Metals segment net sales during the nine months ended September 30, 2014 of $643.9 million were $73.9 million, or 10.3%, lower than the same period last year reflecting softer average selling prices and lower demand compared to the nine months ended September 30, 2013. Plastics segment net sales during the nine months ended September 30, 2014 of $104.5 million were $2.5 million, or 2.5%, higher than the nine months ended September 30, 2013.

Metals segment pricing declined by 7.1% compared to the nine months ended September 30, 2013. The pricing decline was primarily driven by average price decreases for nickel, aluminum and tubing products. Metals segment sales volumes declined by 3.1% compared to nine months ended September 30, 2013. Carbon and alloy plate, tubing and aluminum products had the most significant decline in sales volumes compared to the nine months ended September 30, 2013. All of the Metals segment products had lower average selling prices when compared to nine months ended September 30, 2013, with most average selling prices lower by 4% to 9%. The increase in Plastics segment net sales during the nine months ended September 30, 2014 was primarily due to continued strength in the automotive, marine and life sciences sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the nine months ended September 30, 2014 was $564.5 million, a decrease of $43.2 million, or 7.1%, compared to the nine months ended September 30, 2013. Cost of materials included LIFO income of $0.8 million and $4.7 million during the nine months ended September 30, 2014 and 2013, respectively. In addition, restructuring charges of $1.2 million impacted cost of materials in the nine months ended September 30, 2013. There were no restructuring charges impacting cost of materials in the nine months ended September 30, 2014.
Material costs for the Metals segment for the nine months ended September 30, 2014 were $490.5 million, or 76.2% as a percent of net sales, compared to $534.6 million, or 74.5% as a percent of net sales, for the nine months ended September 30, 2013. Cost of materials in the Metals segment decreased $44.1 million compared to the nine months ended September 30, 2013. The decrease is primarily due to the softer pricing environment and decrease in demand, which was partially offset by $5.1 million of inventory adjustments that negatively impacted material costs during the first half of 2014. Metals segment material costs as a percent of net sales for the nine months ended September 30, 2014 were higher compared to the same period last year primarily due to inventory adjustment charges during the nine months ended September 30, 2014. Material costs for the Plastics segment were $74.0 million for the nine months ended September 30, 2014 compared to $73.1 million for the same period last year. Plastics segment material costs as a percentage of net sales improved from 71.6% in the nine months ended September 30, 2013 to 70.8% in the nine months ended September 30, 2014 due to supply chain and operations efficiency improvements implemented over the past year.
Operating Costs and Expenses and Operating Loss:
On a consolidated basis, operating costs and expenses increased $43.0 million, or 19.5%, from $219.9 million, or 26.8% of net sales, during the nine months ended September 30, 2013 to $262.9 million, or 35.1% of net sales, during the nine months ended September 30, 2014.
The Company recorded a $56.2 million goodwill impairment charge during the second quarter of 2014 that is reflected in operating expenses for the nine months ended September 30, 2014. The Company's financial results for the first half of 2014 were significantly lower than the financial results that were forecasted by the Company and used in the December 1, 2013 annual goodwill impairment analysis. Management concluded during the second quarter that an interim impairment test of its Metals segment goodwill was necessary. The results of the interim impairment analysis indicated that the Metals segment goodwill was impaired, and the Company recorded a $56.2 million non-cash impairment charge to eliminate the Metals segment goodwill. For additional detail, see Note 6 - Goodwill and Intangible Assets to the Condensed Consolidated Financial Statements.
A net gain of $3.5 million associated with the Company's restructuring activities was included in operating costs and expenses for the nine months ended September 30, 2014. Restructuring activities for the nine months ended September 30, 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed an October 2013 announced plant consolidation partially offset by: (i) employee termination and related benefits for the workforce reductions from the organizational changes announced in June 2014; (ii) moving costs associated with the plant consolidations announced in October 2013; and (iii) lease termination costs related to the restructuring activities announced in January 2013. The Company recorded restructuring charges of $8.7 million in operating costs during the nine months ended September 30, 2013 for the January 2013 announced restructuring activities related to moving costs associated with the plant consolidations, employee termination and related benefits, lease termination costs and other exit costs.

In addition to the goodwill impairment and restructuring items, all other operating costs decreased by $1.0 million compared to the nine months ended September 30, 2013 primarily due to a decrease in sales, general and administrative costs partially offset by an increase in warehouse, processing and delivery costs including the following:

•	Sales, general and administrative costs decreased by $1.2 million primarily due to lower payroll and benefits costs;

•
Warehouse, processing and delivery costs increased by $0.4 million. Two initiatives executed during the nine months ended September 30, 2014 that were the primary drivers of these higher costs were branch consolidations in our plate and oil and gas businesses and the Company's strategic local inventory deployment initiative that is focused on improving on-time delivery and transactional business;

•	Depreciation and amortization expense decreased by $0.2 million.
Consolidated operating loss for the nine months ended September 30, 2014, including goodwill impairment charges of $56.2 million and a net gain from restructuring activity of $3.5 million, was $79.0 million compared to an operating loss of $7.8 million, including $9.9 million of restructuring charges, for the same period last year.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $30.0 million during the nine months ended September 30, 2014, a decrease of $0.5 million versus the same period last year as a result of the retirement of $15.0 million of senior secured debt in the fourth quarter of 2013.
Other expense related to foreign currency transaction losses was $1.4 million during the nine months ended September 30, 2014 compared to $1.4 million for the same period last year. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $8.9 million for the nine months ended September 30, 2014 compared to a tax benefit of $13.5 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the nine months ended September 30, 2014 and 2013 was 8.1% and 34.0%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of goodwill impairment and restructuring charges.
Equity in earnings of the Company’s joint venture was $5.9 million in the nine months ended September 30, 2014, which increased $1.1 million, or 22.8%, compared to the same period last year. Improved demand and pricing for Kreher’s products were the primary factors contributing to the increase in equity in earnings of the Company’s joint venture.
Consolidated net loss for the nine months ended September 30, 2014 was $95.6 million, or $4.10 per diluted share, compared to a net loss of $21.3 million, or $0.92 per diluted share, for the same period in 2013.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Nine months ended September 30,
	2014	2013
Net cash (used in) from operating activities	$(44.8)	$65.7
Net cash used in investing activities	(1.6)	(6.8)
Net cash from (used in) financing activities	27.6	(38.9)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)
Net (decrease) increase in cash and cash equivalents	$(19.0)	$19.9

The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Cash used in operations for the nine months ended September 30, 2014 was $44.8 million compared to cash from operations of $65.7 million for the nine months ended September 30, 2013. Specific components of the change in working capital are highlighted below:

•
During the nine months ended September 30, 2014, higher accounts receivable compared to year-end 2013 resulted in $20.9 million of cash flow use compared to $9.1 million of cash flow use for the same period last year. Average receivable days outstanding was 51.6 days for the nine months ended September 30, 2014 compared to 50.6 days for the nine months ended September 30, 2013.

•
During the nine months ended September 30, 2014, higher inventory levels, compared to year-end 2013, used $39.7 million of cash compared to lower inventory levels that were a $59.0 million cash flow source for the nine months ended September 30, 2013. The Company's inventory levels were elevated at the end of 2012, resulting in substantial inventory reductions throughout 2013. Inventory levels have increased during the nine months ended September 30, 2014 as part of the Company's inventory deployment initiative to better align inventory at the facilities. Average days sales in inventory was 169.3 days for the nine months ended September 30, 2014 compared to 177.2 days for the nine months ended September 30, 2013.

•
During the nine months ended September 30, 2014, increases in accounts payable and accrued liabilities were a $51.0 million cash flow source compared to a $28.3 million cash flow source for the same period last year. Accounts payable days outstanding was 43.5 days for the nine months ended September 30, 2014 compared to 38.9 days for the same period last year.

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments) and acquisitions. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities such as, making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative 0.59 for the twelve months ended September 30, 2014. At this ratio, the Company's current maximum borrowing capacity would be $99.5 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.
The Revolving Credit Facility matures on December 15, 2015. Borrowings under the Revolving Credit Facility will be classified as short-term debt as of December 15, 2014 if the Company does not enter into an agreement to extend the maturity date prior to December 31, 2014.
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at September 30, 2014 were $11.8 million, and the Company had $88.1 million of available borrowing capacity under its Revolving Credit Facility. Approximately 39% of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
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
Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	September 30,	December 31,	Increase (Decrease)
	2014	2013	to Working Capital
Working capital	$277.8	$289.4	$(11.6)
Accounts payable	111.1	69.6	(41.5)
Cash and cash equivalents	11.8	30.8	(19.0)
Accrued liabilities	38.8	30.0	(8.8)
Accounts receivable	148.2	128.5	19.7
Inventories	252.7	214.9	37.8
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 56.4% at September 30, 2014 and 44.3% at December 31, 2013. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position.
The Company's credit ratings are periodically reviewed by Moody's Investors Services and Standard and Poor's. With respect to the Company's 12.75% Senior Secured Notes, agency debt ratings were as follows:

	Senior Debt Rating	Outlook
Moody's Investors Services	Caa2	Negative
Standard & Poor's	B-	Negative
In October 2014, Moody's Investor Services downgraded the Company's senior debt rating to Caa2 from Caa1 and revised the Company's outlook to negative from stable. In August 2014, Standard & Poor's revised the Company's outlook to negative from stable and affirmed the Company's B- senior debt rating. While the agency debt ratings do not result in the Company being in violation of any debt covenants or require it to take any other specified actions, a ratings downgrade could negatively impact the Company's ability to refinance existing debt or increase the cost to refinance its debt. The above ratings are not a recommendation to buy, sell or hold securities. These ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
Cash paid for capital expenditures for the nine months ended September 30, 2014 was $8.7 million, an increase of $1.1 million compared to the same period last year. Management believes that annual capital expenditures will be approximately $12 million in 2014.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2014 (remaining three months)	$0.1
2015	27.7
2016	210.5
2017	57.6
2018	—
2019 and beyond	—
Total debt	$295.9

As of September 30, 2014, the Company had $6.6 million of irrevocable letters of credit outstanding, which primarily consisted of $4.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Changes in Company Management
On September 26, 2014, Patrick R. Anderson, was appointed interim Vice President, Chief Financial Officer and Treasurer, replacing Scott F. Stephens. Mr. Anderson also retained his position as Vice President, Corporate Controller and Chief Accounting Officer. The change in Company management did not materially affect the Company’s internal control over financial reporting during the three months ended September 30, 2014.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
(Amounts in millions)
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013.   The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers.  The Company estimates that it may incur costs for warranty and other customer claims associated with the alleged quality defects from $0.3 million to $1.3 million.  Based on the information available as of September 30, 2014, the Company's best estimate of the probable loss resulting from these claims is $1.2 million, which was included as a reduction of net sales for the year ended December 31, 2013. As of September 30, 2014, less than $0.1 million remained accrued against accounts receivable in current assets for future payments and credits. The Company is pursuing claims against the original supplier of the products. There can be no assurance that the Company's losses related to these claims will not exceed the Company's estimated range.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On July 1, 2014, receipt of approximately 1,338 shares was deferred as payment for the board compensation. The shares were acquired at a price of $8.28 per share, which represented the closing price of the Company's common stock on the date such fees would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the Company under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit No.	Description
10.40*	Employment Offer Letter dated September 25, 2014 between A. M. Castle & Co. and Mr. Patrick R. Anderson
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This agreement is considered a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	October 29, 2014	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Interim Vice President, Chief Financial Officer & Treasurer and Vice President, Corporate Controller & Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
10.40*	Employment Offer Letter dated September 25, 2014 between A. M. Castle & Co. and Mr. Patrick R. Anderson	E-1
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-3
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-4
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This agreement is considered a compensatory plan or arrangement.