Form 10-K
period 2014-12-31
CASTLE A M & CO
filed 2015-03-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $197,652,774.
The number of shares outstanding of the registrant’s common stock on February 25, 2015 was 23,558,670 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held at a time to be determined and announced in accordance with Securities Exchange Commission and New York Stock Exchange rules.
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
Business and Markets
Company Overview
The Company is a specialty metals (86% of net sales) and plastics (14% of net sales) distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers. The Company's metals customers are principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods and construction equipment sectors of the global economy, and its plastics customers are primarily in the retail, marine and automotive sectors. Particular focus is placed on the aerospace, oil and gas, power generation, mining, heavy industrial equipment and manufacturing for metals and automotive, marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries for plastics.
The Company’s corporate headquarters is located in Oak Brook, Illinois. The Company operates out of 29 metals service centers located throughout North America (24), Europe (3) and Asia (2) and 18 plastics service centers located in the United States. The Company’s service centers hold inventory and process and distribute products to both local and export markets.
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
As of December 31, 2014, the Company had 1,667 full-time employees. Of these full-time employees, 262 were represented by the United Steelworkers of America under collective bargaining agreements.
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
In the last three years, the percentages of total sales of the two segments were as follows:

	2014	2013	2012
Metals	86%	87%	90%
Plastics	14%	13%	10%
	100%	100%	100%
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
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Company, LLC (“Kreher”), a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois. The Company’s equity in the earnings of this joint venture is reported separately in the Company’s consolidated statements of operations. Kreher is considered significant under Rule 3-09 of Regulation S-X. Therefore, its stand-alone financial statements are included in this filing.
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
ITEM 1A — Risk Factors
(Dollar amounts in millions, except per share data)
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
The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals and plastics prices decline, we would generally expect lower sales, pricing and possibly lower net income. Depending on the timing of the price changes and to the extent we are not able to pass on to our customers any increases in our raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals and plastics in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain financial covenants contained in our debt instruments, as well as result in us incurring impairment charges.

We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenue and profitability.
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers' industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. We have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, oil and gas, heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing and oil and gas sectors of the North American economy.
A portion of our sales, particularly in the aerospace industry, are related to contracts awarded to our customers under various U.S. Government defense-related programs. Significant changes in defense spending, or in government priorities and requirements could impact the funding, or the timing of funding, of those defense programs, which could negatively impact our results of operations and financial condition. The level of U.S. spending for defense, alternative energy and other programs to which such funding is allocated, is subject to periodic congressional appropriation actions, including the sequestration of appropriations in fiscal years 2013 and after, under the Budget Control Act of 2011, and is subject to change at any time.
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
We have substantial debt service obligations. As of December 31, 2014, we had approximately $326.7 million of total debt outstanding, excluding capital lease obligations of $1.3 million, of which $269.2 million is secured. As of December 31, 2014, we had approximately $41.2 million of additional unrestricted borrowing capacity under our revolving credit facility. In December 2014, we obtained an extension on our revolving credit facility, extending its maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of our Senior Secured Notes or Convertible Notes if they have not been refinanced). In January 2014, we partially exercised the accordion option under our revolving credit facility to increase the aggregate commitments by $25.0 million. As a result, our borrowing capacity increased from $100.0 million to $125.0 million. We maintain the option to exercise the accordion for an additional $25.0 million of aggregate commitments in the future, assuming we meet certain thresholds for incurring additional debt. Subject to restrictions contained in the debt instruments, we may incur additional indebtedness.

Our substantial level of indebtedness could have significant effects on our business, including the following:

•	it may be more difficult for us to satisfy our financial obligations;

•	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to use for operations and other purposes, including potentially accretive acquisitions;

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
During 2014, our 12.75% Senior Secured Notes debt rating was downgraded by Moody's Investor Services from Caa1 to Caa2, and our outlook was revised to negative by Standard & Poor's and Moody's Investor Services. In February 2015, Standard & Poor's downgraded our senior debt rating from B- to CCC+. The downgrades and outlook revisions, or any future downgrades and/or outlook revisions, could negatively impact our ability to refinance our existing debt and/or increase the cost to refinance our debt.
We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our annual debt service obligations until December 2016, when our Senior Secured Notes are scheduled to mature, will be primarily limited to interest payments on our outstanding debt securities, with an aggregate principal amount of $267.5 million, and on borrowings under our $125.0 million revolving credit facility, if any. We had $59.2 million of borrowings outstanding under the revolving credit facility as of December 31, 2014. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future and our currently anticipated levels of revenue and cash flow may not be realized, any of which could result in our being unable to repay indebtedness or to fund other liquidity needs. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments, capital expenditures or potentially accretive acquisitions, sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous borrowing covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of principal and interest on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or the terms thereof. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations which could have an adverse effect on our financial condition or liquidity.

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
An additional impairment or restructuring charge could have an adverse effect on our operating results.
We continue to evaluate opportunities to reduce costs and improve operating performance. These actions could result in restructuring and related charges, including but not limited to asset impairments, employee termination costs, charges for pension benefits, and pension curtailments, which could be significant and could adversely affect our financial condition and results of operations.
We have a significant amount of long-lived assets, including goodwill and intangible assets. We review the recoverability of goodwill annually or whenever significant events or changes occur that might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We review the recoverability of definite lived intangible assets and other long-lived assets whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of these calculations may be affected by the current demand and any decline in market conditions for our products, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which may have an adverse effect on our operating results and our ability to remain in compliance with certain financial covenants contained in our debt instruments.
We recorded a $56.2 million goodwill impairment charge in 2014. During the second quarter of 2014, we determined that an interim impairment test of our Metals segment goodwill was necessary. The results of the May 31, 2014 interim impairment analysis indicated that the Metals segment goodwill was impaired, and we recorded a $56.2 million non-cash impairment charge in the second quarter of 2014 to eliminate the Metals segment goodwill entirely. The results of our most recent annual impairment test of goodwill indicates that as of December 1, 2014 there is approximately $9.8 million (21.0%) of excess estimated fair-value over carrying value for the Plastics reporting unit.
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
In some cases the availability of raw materials requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. If unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely supply customers with sufficient quantities of products. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation, all of which may adversely affect our operating results.
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
Although a substantial majority of our business activity takes place in the United States, we serve and operate in certain international markets, which exposes us to political, economic and currency related risks, including the following:

•	potential for adverse change in the local political or social climate or in government policies, laws and regulations;

•	difficulty staffing and managing geographically diverse operations and the application of foreign labor regulations;

•	restrictions on imports and exports or sources of supply;

•	currency exchange rate risk; and

•	change in duties and taxes.
In addition to the United States, we operate in Canada, Mexico, France, the United Kingdom, Singapore, and China. An act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing or exporting products into or out of any of these countries, including the United States, or increase the costs required to do so. In addition, acts of crime or violence in these international markets could adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our financial statements, which could reduce our stockholders' equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse impact on our operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
As of December 31, 2014, approximately 20% of our U.S. employees were represented by the United Steelworkers of America ("USW") under collective bargaining agreements, including hourly warehouse employees at two of our primary distribution centers in Franklin Park, Illinois and Cleveland, Ohio. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the USW to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with the USW will be or whether we will be able to meet the USW requirements without impacting our operating results and financial condition. The USW may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationship with the USW could negatively impact the timely processing and shipment of our products, which could strain relationships with customers or suppliers and adversely affect our operating results. On October 1, 2014, we entered into a four year collective bargaining agreement with the USW, which covers approximately 235 employees at our Franklin Park, Illinois and Cleveland, Ohio facilities. Approximately 27 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW through 2016.
We rely upon our suppliers as to the specifications of the metals we purchase from them.
We rely on mill or supplier certifications that attest to the physical and chemical specifications of the metals or plastics received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals or plastics. We rely on our customers to notify us of any product that does not conform to the specifications certified by the supplier. Although our primary sources of products have been domestic suppliers, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill or supplier certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub-standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill or supplier certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.
Our business could be adversely affected by a disruption to our primary distribution hubs.
Our largest facilities, in Franklin Park, Illinois, Cleveland, Ohio, Hammond, Indiana, and Houston Texas, serve as primary distribution centers that ship product to our other facilities as well as external customers. Our business could be adversely impacted by a major disruption at any of these facilities due to unforeseen developments occurring in or around the facility, such as:

•	damage to or inoperability of our warehouse or related systems;

•	a prolonged power or telecommunication failure;

•	a natural disaster, environmental or public health issue; or

•
an airplane crash or act of war or terrorism on-site or nearby (for example at the Franklin Park facility, which is located within seven miles of O'Hare International Airport (a major U.S. airport) and lies below certain take-off and landing flight patterns).

A prolonged disruption of the services and capabilities of these or other of our facilities could adversely impact our operating results.
Damage to or a disruption in our information technology systems could impact our ability to conduct business and/or report our financial performance.
Difficulties associated with the design and implementation of our ERP system could adversely affect our business, our customer service and our operating results.
We rely primarily on one information technology system to provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades or integration with new systems could lead to business interruption that could harm our reputation, increase our operating costs and decrease profitability. In addition, any significant disruption relating to our current information technology systems, whether resulting from such things as fire, flood, tornado and other natural disasters, power loss, network failures, loss of data, security breaches and computer viruses, or otherwise, may have an adverse effect on our business, our operating results and our ability to report our financial performance in a timely manner.
The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. In connection with conducting our business in the ordinary course, we store and transmit limited amounts of customer, vendor, and employee information, including account or credit card information, and other personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services, whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of this confidential information. A number of other companies have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose employees, customers, or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our customers, vendors, or employees, cause interruption in our operations, or damage our computers or those of our customers or vendors.
We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach related to us or the parties with which we have commercial relationships, could damage our reputation and expose us to a risk of loss, litigation, and possible liability. We cannot give assurance that the security measures we take will be effective in preventing these types of activities. We also cannot give assurance that the security measures of our third-party vendors, including network providers, providers of customer and vendor support services, and other vendors, will be adequate. In addition to potential legal liability, these activities may adversely impact our reputation or our revenues and may interfere with our ability to provide our products and services, all of which could adversely impact our business.
We may not achieve all of the expected benefits from our restructuring and performance enhancement initiatives.
In 2013, we completed our restructuring activities that were announced in January 2013 in our Metals segment, including organizational restructuring, warehouse realignments and performance improvement programs. We continue to evaluate additional options to improve the efficiency and performance of our operations. We identified additional plant consolidations that started in 2013 and continued through 2014 and additional organizational restructuring that resulted in workforce reductions in 2014. We have made certain assumptions in estimating the anticipated impact of these restructuring and performance enhancement initiatives. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our operating profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be materially adversely affected.
Ownership of our stock is concentrated, which may limit stockholders’ ability to influence corporate matters.
As of December 31, 2014, based on filings made with the SEC and other information made available to us as of that date, we believe two of our directors, Jonathan B. Mellin and Reuben S. Donnelley, as general partners of W. B. & Co., may be deemed to beneficially own approximately 23% of our common stock. Additionally, from time to time, the Company has experienced concentrations of ownership among institutional investors and/or hedge funds. Accordingly, Mr. Mellin and Mr. Donnelley and their affiliates, and/or any other concentrated ownership interests, may have the voting power to substantially control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial to us.
We may not have the cash necessary to satisfy our cash obligations under our Convertible Notes.
As of December 31, 2014, we had approximately $57.5 million of aggregate principal amount outstanding under the Convertible Notes. The Convertible Notes bear cash interest semiannually at a rate of 7.0% per year, and mature on December 15, 2017. Upon the occurrence of a fundamental change (as defined in the indenture for the Convertible Notes), we may be required to repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make cash payments to satisfy our obligations described above would trigger an event of default under the Convertible Notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.
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
Our operations are subject to various environmental statutes and regulations, including laws and regulations governing materials we use and our facilities. In addition, certain of our operations are subject to international, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Currently unknown cleanup obligations at these facilities, or at off-site locations at which materials from our operations were disposed, could result in future expenditures that cannot be currently quantified but which could have a material adverse effect on our financial condition, liquidity or operating results.
We may face risks associated with current or future litigation and claims.
From time to time, we are involved in a variety of lawsuits, claims and other proceedings relating to the conduct of our business. These suits concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on all claims made against us in the lawsuits that we currently face or that additional claims will not be made against us in the future. While it is not feasible to predict the outcome of all pending lawsuits and claims, we do not believe that the disposition of any such pending matters is likely to have a materially adverse effect on our financial condition or liquidity, although the resolution in any reporting period of one of more of these matters could have an adverse effect on our operating results for that period. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.
Potential environmental legislative and regulatory actions could impose significant costs on the operations of our customers and suppliers, which could have a material adverse impact on our results of operations, financial condition and cash flows.
Climate change regulation or some form of legislation aimed at reducing greenhouse gas (''GHG'') emissions is currently being considered in the United States as well as elsewhere globally. As a metals and plastics distributor, our operations do not emit significant amounts of GHG. However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG regulations may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations.
The Tube Supply acquisition significantly extended our exposure in the oil and gas sector to customers who utilize non-traditional drilling techniques, including hydraulic fracturing. Hydraulic fracturing is an important and commonly used process for the completion of natural gas, and to a lesser extent, oil wells in shale formations. Certain environmental and other groups have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The U.S. Congress and various state and local governments are considering increased regulatory oversight of the hydraulic fracturing process, including through additional permit requirements, operational restrictions, reporting obligations and temporary or permanent bans on hydraulic fracturing in certain environmentally sensitive areas such as watersheds. We cannot predict whether such laws or regulations will be enacted and, if so, what actions any such laws or regulations would require or prohibit. Additional levels of regulatory oversight on, or otherwise limiting, the hydraulic fracturing process could subject the business and operations of our oil and gas customers to delays, increased operating costs and process prohibitions, and indirectly impact our oil and gas business through reduced demand for our products.
Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our results of operations, financial condition and cash flows.
We have various mechanisms in place that may prevent a change in control that stockholders may otherwise consider favorable.
In August 2012, our Board of Directors implemented a shareholder rights plan pursuant to which one purchase right was distributed as a dividend on each share of our common stock held of record as of the close of business on September 11, 2012. Upon becoming exercisable, each right would have entitled its holder to purchase from the Company one one-hundredth of a share of our Series B Junior Preferred Stock for the purchase price of $54.00. Generally, the rights would have become exercisable ten days after the date on which any person or group became the beneficial owner of 10% or more of our common stock or commenced a tender or exchange offer which, if consummated, would have resulted in any person or group becoming the beneficial owner of 10% or more of our common stock, subject to the terms and conditions set forth in the shareholder rights plan. The rights were attached to the certificates representing outstanding shares of common stock until the rights became exercisable, at which point separate certificates would have been distributed to the record holders of our common stock. If a person or group had become the beneficial owner of 10% or more of our common stock, which was referred to as an “acquiring person,” each right would have entitled its holder, other than the acquiring person, to receive upon exercise a number of shares of our common stock having a market value of two times the purchase price of the right. In August 2013, our Board of Directors extended the shareholder rights plan to August 2014, at which time it was not extended further and expired by its own terms. However, a similar or different shareholder rights plan could be implemented by the Board of Directors at any time, if the Board deemed such a plan in the best interest of the shareholders of Company. The shareholder rights plan and any new plan that may be implemented are designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The existence of a shareholder rights plan, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock, and thereby adversely affect the market price of our common stock.
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
Furthermore, we are subject to the anti-takeover provisions of the MGCL that prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of five years after the date of the transaction in which the person first becomes an “interested stockholder,” unless the business combination or stockholder interest is approved in a prescribed manner. The application of these and certain other provisions of our charter or the MGCL could have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

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
We have acquired businesses and intend to continue to seek attractive opportunities to acquire other businesses in the future. Achieving the benefits of these acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including our integration of the acquired businesses. Factors that could affect our ability to achieve the benefits we anticipate from our acquisitions include:

•	difficulties in integrating and managing personnel, financial reporting and other systems used by the acquired businesses;

•	the failure of the acquired businesses to perform in accordance with our expectations;

•	failure to achieve anticipated synergies between our business units and the acquired businesses;

•	the loss of the acquired businesses' customers; and

•	cyclicality or downturn of the acquired businesses’ customers’ industries.
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
ITEM 1B — Unresolved Staff Comments
None.
ITEM 2 — Properties
The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. Distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

Locations	Approximate Floor Area in Square Feet
Metals Segment
North America
Bedford Heights, Ohio	374,400	(1)
Birmingham, Alabama	76,000	(1)
Blaine, Minnesota	65,200	(1)
Charlotte, North Carolina	116,500	(1)
Edmonton, Alberta	87,100	(3)
Fairless Hills, Pennsylvania	71,600	(1)
Franklin Park, Illinois	522,600	(1)
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	274,000	(3)
Kennesaw, Georgia	87,500
Lafayette, Louisiana	5,000
Mexicali, Mexico	21,200
Mississauga, Ontario	57,000
Paramount, California	155,500
Point Claire, Quebec	38,760
Santa Cantarina, Nuevo Leon, Mexico	112,000

Locations	Approximate Floor Area in Square Feet
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Wichita, Kansas	102,000
Worcester, Massachusetts	53,500	(1)
Europe
Blackburn, England	62,140
Trafford Park, England	30,000
Montoir de Bretagne, France	38,940
Asia
Shanghai, China	45,700
Singapore	76,000
Sales Offices
Bilbao, Spain	(Intentionally left blank)
Fairfield, Ohio	(Intentionally left blank)
Kansas City, Missouri	(Intentionally left blank)
Tadlow, England	(Intentionally left blank)
Total Metals Segment	2,918,640

Plastics Segment
Baltimore, Maryland	24,000
Bronx, New York	18,500
Cleveland, Ohio	8,580
Cranston, Rhode Island	14,900
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fairless Hills, Pennsylvania	10,000	(1)
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,880
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	88,000
Knoxville, Tennessee	16,530
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,650
Tampa, Florida	17,700
Walker, Michigan	59,630
Total Plastics Segment	471,970
Headquarters
Oak Brook, Illinois	39,360	(2)
GRAND TOTAL	3,429,970

(1)	Represents owned facility.

(2)	The Company’s principal executive offices do not include a distribution center.

(3)	Represents two leased facilities.

ITEM 3 — Legal Proceedings
(Dollar amounts in millions)
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
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013. The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers. The Company has incurred costs for warranty and other customer claims associated with these alleged quality defects of $1.2 million to date, of which $0.1 million and $1.1 million were included as reductions of net sales for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the Company is not aware of any remaining active claims for compensation as a result of the alleged quality defects. The Company is pursuing claims against the original supplier of the products. While the Company does not currently expect further claims related to the alleged quality defects, there can be no assurance that additional claims will not arise or that the Company will not incur further losses related to such claims in the future.
ITEM 4 — Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of February 27, 2015.

Name and Title	Age	Business Experience
Patrick R. Anderson Interim Vice President, Chief Financial Officer and Treasurer and Vice President, Corporate Controller and Chief Accounting Officer	43
Mr. Anderson began his employment with the registrant in 2007 as Vice President, Corporate Controller and Chief Accounting Officer. In September 2014, he was appointed to the position of Interim Vice President, Chief Financial Officer and Treasurer. Prior to joining the registrant, he was employed with Deloitte & Touche LLP (a global accounting firm) from 1994 to 2007.

Scott J. Dolan President and Chief Executive Officer	44
Mr. Dolan began his employment with the registrant in 2012 as President and Chief Executive Officer. Prior to joining the registrant, he served as Senior Vice President, Airport Operations and Cargo, of United Continental Holdings, Inc. (a $37 billion publicly traded provider of passenger and cargo air transportation services), and its principal wholly-owned subsidiaries, United Airlines and Continental Airlines, from 2010 to 2011.  From 2004 until 2010, Mr. Dolan served as Senior Vice President, Airport Operations and President, United Cargo (2006-2010) and as Senior Vice President and President, United Cargo (2004-2006) for UAL Corporation and its principal subsidiary, United Airlines.  Mr. Dolan worked at Atlas Air Worldwide Holdings, Inc. (a global airfreight company) from 2002 to 2004, where he served as Senior Vice President and Chief Operating Officer from 2003 to 2004 and as Vice President, Business Integration from 2002 to 2003.  Prior to joining Atlas Air, Mr. Dolan spent five years at General Electric Company, where he served in a variety of positions including Vice President, Operational Performance, Polar Air Cargo, a subsidiary of GE Capital Aviation Services.

Name and Title	Age	Business Experience
Marec E. Edgar Vice President, General Counsel and Secretary	39
Mr. Edgar began his employment with the registrant in April 2014, as Vice President, General Counsel and Secretary. Prior to joining the registrant, he held positions of increasing responsibility with Gardner Denver, Inc., a $2 billion global manufacturer of industrial compressors, blowers, pumps, loading arms and fuel systems, from 2004 to March 2014. Most recently, he served as Assistant General Counsel and Risk Manager and Chief Compliance Officer of Gardner Denver.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	52
Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.

Ronald E. Knopp Vice President, Operations	44
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

Stephen J. Letnich Chief Commercial Officer	47
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

A. Jeffrey Zappone Interim Chief Operating Officer	48
Mr. Zappone began his consulting engagement with the registrant in February 2015, as Interim Chief Operating Officer. Mr. Zappone has over twenty years of experience in restructuring, reorganization and turnaround management. He has served as a Senior Managing Director of Conway MacKenzie, a financial and management consulting firm, since 2002. Mr. Zappone has served as a financial advisor as well as Interim Chief Executive Officer, Chief Restructuring Officer and Interim Chief Financial Officer to companies in manufacturing, distribution and service industries. His experience spans a wide range of industries including manufacturing, machining, fabrication, processing and forging metals, automotive, warehousing and distribution, transportation, aerospace, commercial finance and leasing, retail, services, consumer products, food and beverage, paper products and solar energy.

PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the New York Stock Exchange under the ticker symbol “CAS”. As of February 25, 2015 there were approximately 761 shareholders of record. Payment of cash dividends and repurchase of common stock are currently limited due to restrictions contained in the Company’s debt agreements. No cash dividends were paid on the Company’s common stock in 2014 or 2013. We may consider paying cash dividends on the Company common stock at some point in the future, subject to the limitations described above. Any future payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition, restrictions under the Company’s debt instruments, and such other factors as the Board of Directors may consider.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The table below presents shares of the Company’s common stock which were acquired by the Company during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	12,783	$7.98	—	—
Total	12,783	$7.98	—	—

(1)
The total number of shares purchased represents shares surrendered to the Company by employees to satisfy tax withholding obligations upon vesting of restricted stock units awarded pursuant to the Company’s 2008 Omnibus Incentive Plan (as amended and restated as of April 25, 2013).

Directors of the Company who are not employees may elect to defer receipt of up to 100% of their cash retainer. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director upon the director's departure from the board or otherwise in accordance with the director's election that was made at the time of the election to defer compensation. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On October 1, 2014, approximately 1,812 shares were deferred as payment for board compensation. The shares were acquired at a price of $8.28 per share, which represents the closing price of the Company's common stock on the day as of which such fees would otherwise have been paid to the directors. The issuance of these shares of restricted stock units was made in reliance upon the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended.
The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	2014		2013
	Low	High	Low	High
First Quarter	$13.42	$15.64	$13.25	$18.74
Second Quarter	$10.87	$14.99	$15.65	$18.64
Third Quarter	$8.15	$11.87	$14.59	$17.54
Fourth Quarter	$6.16	$8.57	$13.20	$16.64

The following graph compares the cumulative total stockholder return on our common stock for the five-year period ended December 31, 2014, with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group index. The comparison in the graph assumes the investment of $100 on December 31, 2009. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested, and reflect market capitalization weighting. The graph does not forecast future performance of our common stock. The Company has utilized the current peer group index since 2010. The Company believes this peer group provides a meaningful comparison of our stock performance, and it is consistent with the peer group used for the relative total shareholder return performance measure under the Company’s long term compensation plans. The peer group index is made up of companies in the metals industry or in the industrial products distribution business, although not all of the companies included in the peer group index participate in all of the lines of business in which the Company is engaged and some of the companies included in the peer group index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies in the peer group are quite different from that of the Company.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A.M. Castle & Co., the S&P 500 Index, and a Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
A. M. Castle & Co.	$100.00	$134.48	$69.10	$107.89	$107.89	$58.29
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group (a)	100.00	121.60	110.02	111.75	130.51	117.91

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

ITEM 6 — Selected Financial Data
(Dollar amounts in millions, except per share data)
The Selected Financial Data in the table below includes the results of the December 2011 acquisition of Tube Supply from the date of acquisition.

	2014	2013	2012	2011	2010
For the year ended December 31:
Net sales	$979.8	$1,053.1	$1,270.4	$1,132.4	$943.7
Equity in earnings of joint venture	7.7	7.0	7.2	11.7	5.6
Net loss from continuing operations	(134.7)	(34.0)	(9.7)	(1.8)	(5.6)
Basic (loss) earnings per common share from continuing operations	(5.77)	(1.46)	(0.42)	(0.08)	(0.25)
Diluted (loss) earnings per common share from continuing operations	(5.77)	(1.46)	(0.42)	(0.08)	(0.25)
Cash dividends declared per common share	—	—	—	—	—
As of December 31:
Total assets	588.0	679.8	788.8	822.3	529.4
Long-term debt, less current portion	309.4	245.6	296.2	314.2	61.1
Total debt	310.1	246.0	297.1	314.9	69.1
Total stockholders’ equity	150.3	309.9	337.3	312.3	313.5
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
During 2014, the following significant events occurred which impacted the Company’s operations and/or financial results:

•	Net sales declined by 7.0% compared to 2013 due to decreased Metals segment sales volumes and pricing;

•	Recorded a $56.2 million non-cash goodwill impairment charge in the second quarter of 2014 related to the Metals segment goodwill; and

•	Recognized a $5.5 million gain on of the sale of fixed assets in Houston in the third quarter of 2014.
Recent Market and Pricing Trends
The Company experienced lower net sales of its Metals segment products during 2014 compared to 2013 due to lower demand in the Oil and Gas and Industrial sectors. Industry data provided by the Metals Service Center Institute ("MSCI") indicates that overall 2014 U.S. steel service center shipment volumes increased 5% compared to 2013 levels. According to MSCI data, industry sales volumes of products consistent with the Company's product mix were up 6% in 2014 compared to 2013, while the Company experienced a 1.7% decline in sales volumes of their metal products in 2014 when compared to 2013. The combination of lower demand and pricing for the Company's metals products negatively impacted the Company’s Metals segment operating results during 2014.

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
The Plastics segment experienced an increase in demand for its products in 2014 compared to 2013, reflecting strength in the automotive, marine and life science sectors. Due to the late-cycle nature of the Company’s targeted customers, results typically lag the general economic cycle by a range of six to twelve months.
Current Business Outlook
Management uses the Purchasing Managers Index (‘PMI’) provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2012 through the fourth quarter of 2014. Generally speaking, according to the ISM, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2012	53.3	52.7	50.3	50.6
2013	52.9	50.2	55.8	56.9
2014	52.7	55.2	57.6	57.7
Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proven to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term. The Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis. In 2014, the Company experienced branch consolidation execution issues at certain of its plate and oil and gas facilities. As a result of these issues, revenue trends have not improved in correlation to the change in PMI on the expected six to twelve month lag basis. The Company continues to evaluate the correlation and lag of its revenue trends to PMI to determine if this is specific to the internal execution issues or a permanent change in the correlation of the two variables. The Company is cautious about its performance in the oil and gas market in 2015 due to oil price declines that have led to reduced demand and pricing in this market.
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
Cost of Materials — Cost of materials consists of the costs that the Company pays suppliers for metals, plastics and related inbound freight charges, excluding depreciation and amortization which are included in operating costs and expenses discussed below. The Company accounts for inventory primarily on a last-in-first-out (“LIFO”) basis. LIFO adjustments are calculated as of December 31 of each year. LIFO adjustments are recognized during the fiscal year based on the projected year end adjustment calculation. The Company may enter into hedges to mitigate the risk associated with commodity price fluctuations. Gains and losses which result from marking the hedge contracts to market are recorded in cost of materials.

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

•
Restructuring activity, including moving costs and gain on the sale of fixed assets associated with plant consolidations, employee termination and related benefits costs associated with workforce reductions, lease termination costs and other exit costs;

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets; and

•	Impairment of goodwill.
2014 Results Compared to 2013
Consolidated results by business segment are summarized in the following table for years 2014 and 2013.
Operating Results by Segment

	Year Ended December 31,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Net Sales
Metals	$841.7	$918.3	$(76.6)	(8.3)%
Plastics	138.1	134.8	3.3	2.4%
Total Net Sales	$979.8	$1,053.1	$(73.3)	(7.0)%
Cost of Materials
Metals	$648.5	$683.3	$34.8	5.1%
% of Metals Sales	77.0%	74.4%
Plastics	97.9	95.9	(2.0)	(2.1)%
% of Plastics Sales	70.9%	71.1%
Total Cost of Materials	$746.4	$779.2	$32.8	4.2%
% of Total Sales	76.2%	74.0%
Operating Costs and Expenses
Metals	$287.9	$246.6	$(41.3)	(16.7)%
Plastics	33.9	34.6	0.7	2.0%
Other	10.5	8.4	(2.1)	(25.0)%
Total Operating Costs and Expenses	$332.3	$289.6	$(42.7)	(14.7)%
% of Total Sales	33.9%	27.5%
Operating (Loss) Income
Metals	$(94.7)	$(11.6)	$(83.1)	(716.4)%
% of Metals Sales	(11.3)%	(1.3)%
Plastics	6.3	4.3	2.0	46.5%
% of Plastics Sales	4.6%	3.2%
Other	(10.5)	(8.4)	(2.1)	(25.0)%
Total Operating Loss	$(98.9)	$(15.7)	$(83.2)	(529.9)%
% of Total Sales	(10.1)%	(1.5)%
“Other” includes costs of executive, legal and elements of the finance department which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $979.8 million in 2014, a decrease of $73.3 million, or 7.0%, compared to 2013. Metals segment net sales during 2014 of $841.7 million were $76.6 million, or 8.3%, lower than 2013 reflecting lower average selling prices and demand compared to 2013. Plastics segment 2014 net sales of $138.1 million were $3.3 million, or 2.4%, higher than 2013.
Metals segment pricing declined by 5.9% compared to 2013. The pricing decline was primarily driven by average price decreases for aluminum, nickel and tubing products. Metals segment sales volumes declined by 1.7% compared to 2013. Carbon and alloy plate, tubing and aluminum products had the most significant decline in sales volumes compared to 2013. All of the Metals segment products had lower average selling prices when compared to 2013, with most average selling prices lower by 4% to 9%. The increase in Plastics segment net sales during 2014 was primarily due to strength in the automotive, marine, life science and home goods markets.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during 2014 were $746.4 million, a decrease of $32.8 million, or 4.2%, compared to 2013. Cost of materials included LIFO income of $1.1 million in 2014 and $8.6 million in 2013.
Cost of materials for the Metals segment were $648.5 million, or 77.0% as a percent of net sales, in 2014 compared to $683.3 million or 74.4% as a percent of net sales in 2013. Metals segment cost of materials included charges associated with net realized and unrealized losses for forward contracts related to the commodity hedging program of $0.3 million and $2.1 million for 2014 and 2013, respectively. Metals segment 2013 cost of materials included $1.2 million of charges related to the write off of inventory as part of the Company's restructuring activities that were announced in January 2013. Metals segment cost of materials as a percent of net sales were higher in 2014 than 2013 primarily due to increases in inventory reserves for excess and obsolete material. Cost of materials for the Plastics segment were $97.9 million, or 70.9% as a percent of net sales, in 2014 compared to $95.9 million, or 71.1% as a percent of net sales, for 2013. Plastics segment cost of materials as a percent of nets sales were lower in 2014 compared to 2013 due to supply chain and operations efficiency improvements implemented during 2014.
Operating Costs and Expenses and Operating (Loss) Income:
On a consolidated basis, operating costs and expenses increased $42.7 million, or 14.7%, from $289.6 million, or 27.5% as a percent of net sales in 2013 to $332.3 million, or 33.9% percent of net sales, during 2014.
The Company recorded a $56.2 million goodwill impairment charge during the second quarter of 2014 that is reflected in operating expenses for 2014. Management concluded during the second quarter of 2014 that an interim impairment test of its Metals segment goodwill was necessary. The results of the interim impairment analysis indicated that the Metals segment goodwill was impaired, and the Company recorded a $56.2 million non-cash impairment charge to eliminate the Metals segment goodwill. For additional detail, see Note 3 - Goodwill and Intangible Assets to the Consolidated Financial Statements.
A net gain of $3.0 million associated with the Company's restructuring activities was included in operating costs and expenses in 2014. Restructuring activities for 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed an October 2013 announced plant consolidation partially offset by: (i) employee termination and related benefits for the workforce reductions from the organizational changes announced in June 2014; (ii) moving costs associated with the plant consolidations announced in October 2013; and (iii) lease termination costs related to the restructuring activities announced in January 2013. The Company recorded restructuring charges of $9.0 million in operating costs during 2013 for the January and October 2013 announced restructuring activities related to moving costs associated with the plant consolidations, employee termination and related benefits, lease termination costs and other exit costs. For additional detail, see Note 10 - Restructuring Activity to the Consolidated Financial Statements.

In addition to the goodwill impairment and restructuring items, all other operating costs decreased by $1.5 million in 2014 compared to 2013 related to the following:

•
Warehouse, processing and delivery costs decreased by $0.4 million to $140.6 million, or 14.3% as a percent of net sales, primarily as a result of the decrease in sales activity in the Metals segment and cost decreases resulting from restructuring activities, which was partially offset by higher costs from branch consolidations in locations that serve plate and oil and gas end markets and the Company's strategic local inventory deployment initiative.

•
Sales, general and administrative costs decreased by $0.9 million to $112.5 million, or 11.5% as a percent of net sales, primarily due to lower payroll and benefits costs resulting from restructuring activity workforce reductions; and

•	Depreciation and amortization expense decreased by $0.2 million in 2014.
Consolidated operating loss for 2014, including goodwill impairment charges of $56.2 million and a net gain from restructuring activity of $3.0 million, was $98.9 million compared to an operating loss of $15.7 million, including $9.0 million of restructuring charges, in 2013.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $40.5 million in 2014, a decrease of $2.6 million compared to 2013. The decrease in interest expense in 2014 was due to the retirement of $15.0 million of the Company's Senior Secured Notes in the fourth quarter of 2013 which resulted in a $2.6 million loss on extinguishment of debt recorded in 2013. There was no such loss on extinguishment of debt recognized in 2014.
Other expense related to foreign currency transaction losses was $4.3 million in 2014 compared to $1.9 million for 2013. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $1.4 million in 2014 compared to a tax benefit of $19.8 million in 2013. The Company’s effective tax rate is expressed as 'Income taxes,' which includes tax expense on the Company’s share of joint venture earnings, as a percentage of 'Loss before income taxes and equity in earnings of joint venture.' This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for 2014 and 2013 was 0.9% and 32.6%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of goodwill impairment and restructuring charges.
Equity in earnings of the Company’s joint venture was $7.7 million in 2014 compared to $7.0 million in 2013. Improved demand and pricing for Kreher's products were the primary factors contributing to the increase in equity in earnings of the Company's joint venture.
Consolidated net loss for 2014 was $134.7 million, or $5.77 per diluted share, compared to net loss of $34.0 million, or $1.46 per diluted share, for 2013.

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
“Other” includes costs of executive, legal and elements of the finance department which are shared by both segments of the Company.
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

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) were $779.2 million in 2013, a decrease of $148.1 million, or 16.0%, compared to 2012. Material costs for the Metals segment were $683.3 million, or 74.4% as a percent of net sales, in 2013 compared to $836.3 million, or 73.1% as a percent of net sales, in 2012. The 2013 results included a $2.1 million charge associated with net realized and unrealized losses for forward contracts related to the commodity hedging program compared to a $0.4 million charge in 2012. Cost of materials for the Metals segment included a LIFO credit of $8.6 million in 2013 compared to a LIFO charge of $1.1 million in 2012. In addition, 2013 cost of materials included $1.2 million of charges related to the write off of inventory as part of the Company's restructuring activities that were announced in January 2013. The remaining decrease in cost of materials for the Metals segment was consistent with the sales volume decrease year-over-year.
Material costs for the Plastics segment were 71.1% as a percent of net sales in 2013 as compared to 71.9% in 2012 due to higher costs experienced in the automotive sector of the business, which were more than offset by an increase in revenues.
Operating Costs and Expenses and Operating (Loss) Income:
Operating costs and expenses for 2013 decreased $13.7 million, or 4.5%, compared to 2012. Operating costs and expenses for 2013, including restructuring activity charges of $9.0 million, were $289.6 million, or 27.5% as a percent of net sales, compared to $303.3 million, or 23.9% as a percent of net sales, in 2012. While operating expense dollars, including $9.0 million of restructuring charges, decreased in 2013 compared to 2012, operating expenses as a percentage of sales were 15.1% higher than 2012 primarily due to the decline in sales.
The decrease in operating expenses for 2013 compared to 2012 primarily relates to the following:

•
Warehouse, processing and delivery costs decreased by $7.3 million to $140.9 million, or 13.4% as a percent of net sales, primarily as a result of the decrease in sales activity in the Metals segment in 2013 and cost decreases resulting from the 2013 restructuring activities.

•
Sales, general and administrative costs decreased by $15.8 million to $113.4 million, or 10.8% as a percent of net sales, primarily as a result of a $9.0 million decline in compensation and benefits costs of which $7.7 million was attributable to the Company's 2013 restructuring activities and the remainder was due to lower other compensation and benefits;

•
Restructuring activity charges increased by $9.0 million due to the restructuring actions taken during 2013. As part of the Company's efforts to adapt operations to market conditions, a restructuring plan related to the Company's organizational structure and operations was announced during January of 2013. In October 2013, the Company announced the consolidation of four additional facilities in locations where it had redundant operations as part of its continuous improvement plans to lower structural operating costs. There were no restructuring activity charges included in operating costs and expenses in 2012. The restructuring activity charges impacting operating expenses were cash charges and were in-line with the Company's expectations. For more information on the Company's restructuring activities, see Note 10 - Restructuring Activity to the Consolidated Financial Statements; and

•	Depreciation and amortization expense in 2013 was $0.3 million higher than 2012.
Consolidated operating loss for 2013 was $15.7 million compared to operating income of $39.8 million in 2012.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $43.1 million in 2013, a decrease of $13.5 million compared to 2012 as a result of the $15.6 million unrealized loss for the mark-to-market adjustment on the conversion option associated with the Convertible Notes that was recognized in 2012, partially offset by a $2.6 million loss on extinguishment of $15.0 million of the Company’s Senior Secured Notes that was recorded in 2013. There was no such loss on extinguishment of debt recognized in 2012.
Other expense related to foreign currency transaction losses was $1.9 million in 2013 compared to $1.3 million of other income related to foreign currency transaction gains for 2012. The majority of these transaction losses and gains related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.

The Company recorded an income tax benefit of $19.8 million in 2013 compared to income tax expense of $1.4 million in 2012. The Company’s effective tax rate is expressed as 'Income taxes,' which includes tax expense on the Company’s share of joint venture earnings, as a percentage of 'Loss before income taxes and equity in earnings of joint venture.' This calculation includes taxes on the joint venture income but excludes joint venture income. The effective tax rate for 2013 and 2012 was 32.6% and (9.2)%, respectively. The change in the effective tax rate for 2013 compared to 2012 was primarily the result of the non-deductibility of the unrealized loss on the conversion option associated with the convertible debt in 2012 and a change in the geographical mix of income (loss).
Equity in earnings of the Company’s joint venture was $7.0 million in 2013 compared to $7.2 million in 2012. The decrease was a result of lower demand in 2013 compared to 2012.
Consolidated net loss for 2013 was $34.0 million, or $1.46 per diluted share, compared to net loss of $9.7 million, or $0.42 per diluted share, for 2012.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Year ended December 31,
	2014	2013	2012
Net cash (used in) from operating activities	$(75.1)	$74.4	$5.4
Net cash used in investing activities	(4.9)	(10.8)	(17.4)
Net cash from (used in) financing activities	58.2	(53.9)	2.9
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(0.5)	0.2
Net (decrease) increase in cash and cash equivalents	$(22.4)	$9.2	$(8.9)
The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Specific components of the change in working capital are highlighted below:

•
During 2014, higher accounts receivable balances compared to year-end 2013 resulted in $5.8 million of cash flow use compared to a $9.3 million cash flow source for 2013. Average receivable days outstanding was 52.1 for 2014 and 51.1 days for 2013.

•
During 2014, higher inventory levels compared to year-end 2013 used $26.9 million of cash compared to lower inventory levels that were an $87.3 million cash flow source in 2013. The Company's inventory levels were elevated at the end of 2012, resulting in substantial inventory reductions throughout 2013. Inventory levels increased during 2014 due to certain discrete initiatives as well as forecasting policies and purchase plans not being aligned with unfavorable changes in market dynamics. Average days sales in inventory was 174.2 days for 2014 versus 180.0 days for 2013. The Company expects normal days sales in inventory to be approximately 150 days based on historical sales. As the Company focuses on decreasing inventory in 2015 through better alignment and execution of its purchase plans with current market dynamics, it expects days sales in inventory to return to more normal levels.

•
During 2014, decreases in accounts payable and accrued liabilities used $0.9 million of cash compared to the use of $3.3 million of cash in 2013. Accounts payable days outstanding was 43.0 for 2014 and 39.9 for 2013.

•
The Company received its 2013 federal income tax refund of $1.5 million in October 2014, its 2012 federal tax refund of $2.6 million during October 2013 and its 2010 federal tax refund of $2.0 million during February 2012.

The Company obtained an extension on its senior secured asset based revolving credit facility (the "Revolving Credit Facility") in December 2014, which extended the maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of the Company's Senior Secured Notes or Convertible Notes if they have not been refinanced). In January 2014, the Company partially exercised the accordion option under the Revolving Credit Facility to increase the aggregate commitments by $25.0 million. As a result, the Company's borrowing capacity increased from $100.0 million to $125.0 million. The Company maintains the option to exercise the accordion for an additional $25.0 million of aggregate commitments in the future, assuming it meets certain thresholds for incurring additional debt.

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments) and acquisitions. Management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities such as, making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative for the year ended December 31, 2014. At this negative ratio, the Company's current maximum borrowing capacity is $100.4 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.
Additional unrestricted borrowing capacity under the Revolving Credit Facility at December 31, 2014 was as follows:

Maximum borrowing capacity	$125.0
Borrowings	(59.2)
Minimum excess availability before triggering Cash Dominion	(15.6)
Letters of credit and other reserves	(9.0)
Additional unrestricted borrowing capacity	$41.2
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2014 were $8.5 million with approximately $2.3 million of the Company’s consolidated cash and cash equivalents balance residing in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
Working capital, defined as current assets less current liabilities, and the balances of its significant components were as follows:

	December 31,		Working Capital
	2014	2013	Increase (Decrease)
Working capital	$291.9	$289.4	$2.5
Inventory	236.9	214.9	22.0
Accounts receivable	131.0	128.5	2.5
Accrued liabilities	18.3	20.2	1.9
Accrued payroll and employee benefits	9.3	9.9	0.6
Cash and cash equivalents	8.5	30.8	(22.3)
Deferred income taxes	0.7	3.2	(2.5)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 67.4% at December 31, 2014 and 44.3% at December 31, 2013. The Company plans to improve its total debt to total capitalization by reducing debt through improved inventory and supplier management. As and when permitted by term of agreements noted above, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
In February 2015, the Company engaged a nationally recognized consulting firm to assist the Company with enhancing its profitability as well as improving its overall liquidity.  The actions that are ultimately taken to achieve these objectives may result in future cash and/or non-cash charges. At this time, an estimate of such costs, or whether they will be incurred at all, is not available as the performance improvement plan is still in the process of being developed.
The Company's credit ratings are periodically reviewed by Moody's Investors Services and Standard and Poor's. With respect to the Company's 12.75% Senior Secured Notes, the most recent agency debt ratings are as follows:

	Senior Debt Rating	Outlook
Moody's Investors Services	Caa2	Negative
Standard & Poor's	CCC+	Negative
In October 2014, Moody's Investor Services downgraded the Company's senior debt rating to Caa2 from Caa1 and revised the Company's outlook to negative from stable. In August 2014, Standard & Poor's revised the Company's outlook to negative from stable and affirmed the Company's B- senior debt rating. In February 2015, Standard & Poor's downgraded the Company's senior debt rating to CCC+ from B- and affirmed the Company's negative outlook. While the agency debt ratings do not result in the Company being in violation of any debt covenants or require it to take any other specified actions, a ratings downgrade could negatively impact the Company's ability to refinance existing debt or increase the cost to refinance its debt. The above ratings are not a recommendation to buy, sell or hold securities. These ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
Capital Expenditures
Cash paid for capital expenditures for 2014 was $12.4 million compared to $11.6 million in 2013. The expenditures during 2014 were comprised of approximately $2.0 million for new facilities located in Singapore and Mexico, $1.4 million related to facility consolidations and $1.0 million for the Company's e-commerce platform. The balance of the capital expenditures in 2014 are the result of normal equipment, building improvement and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will be approximately $8.0 million to $10.0 million in 2015.
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

At December 31, 2014, the Company’s contractual obligations, including estimated payments by period, were as follows:

Payments Due In	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations (excluding capital lease obligations) (a)	$326.7	$—	$267.5	$59.2	$—
Interest payments on debt obligations (b)	74.8	32.7	38.5	3.6	—
Capital lease obligations	1.3	0.8	0.5	—	—
Operating lease obligations	78.4	14.1	23.8	17.1	23.4
Purchase obligations (c)	285.1	260.7	24.4	—	—
Other (d)	5.5	5.5	—	—	—
Total	$771.8	$313.8	$354.7	$79.9	$23.4

a)
Borrowings outstanding on the Company's Revolving Credit Facility due December 10, 2019 will become due 91 days prior to the maturity date of the Company's $210.0 million Senior Secured Notes due December 15, 2016 or $57.5 million Convertible Notes due December 15, 2017 if they have not been refinanced.

b)
Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2014. The interest payment amounts related to the variable rate component of the Company's debt assume that interest will be paid at the rates prevailing at December 31, 2014. Future interest rates may change and actual interest payments could differ from those disclosed in the table above.

c)
Purchase obligations consist of raw material purchases made in the normal course of business. The Company has contracts to purchase minimum quantities of material with certain suppliers. For each contractual purchase obligation, the Company generally has a purchase agreement from its customer for the same amount of material over the same time period.

d)	Other is comprised of deferred revenues that represent commitments to deliver products.
The table and corresponding footnotes above do not include $30.8 million of non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of $18.7 million of liabilities related to the Company’s non-funded pension and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include $8.4 million of deferred income taxes and $3.7 million of other non-current liabilities, which were excluded from the table as the amounts due and timing of payments (or receipts) at future contract settlement dates cannot be determined.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2014, the Company does not anticipate making significant cash contributions to the pension plans in 2015.
The investment target portfolio allocation for the Company-sponsored pension plans and supplemental pension plan focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Refer to “Retirement Plans” within Critical Accounting Policies and Note 9 - Employee Benefit Plans to the Consolidated Financial Statements for additional details regarding other plan assumptions.
Off-Balance Sheet Arrangements
With the exception of letters of credit and operating lease financing on certain equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees of third parties.
As of December 31, 2014, the Company had $5.8 million of irrevocable letters of credit outstanding which primarily consisted of $3.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
The Company is party to a multi-employer pension plan in Ohio. If the Company elects to withdraw from the Ohio multi-employer pension plan in the future, it could potentially incur a withdrawal liability at that time. The Ohio multi-employer pension plan withdrawal liability was estimated to be $5.4 million as of December 31, 2014. The Company was party to a multi-employer pension plan in California. In 2013, in connection with the January 2013 restructuring plan, the

Company closed its facility in Gardena, California and elected to withdraw from the California multi-employer pension plan. The Company incurred a withdrawal liability of $0.7 million which was charged to expense in 2013 within "Restructuring activity" in the Consolidated Statement of Operations.
Obligations of the Company associated with its leased equipment are disclosed under the Contractual Obligations and Other Commitments section.
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
Revenue Recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at time of shipment represented less than 2% of the Company’s consolidated net sales for the years ended December 31, 2014, 2013 and 2012. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
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

The Company continued to generate losses at a number of its foreign subsidiaries in 2014. The larger than expected 2014 losses, when combined with prior losses and future income projections, indicated that it was more likely than not that deferred tax assets of these foreign subsidiaries would not be realized. During 2014, a valuation allowance of $2.7 million was recorded against all the previously existing deferred tax assets of these subsidiaries. The deferred tax assets of these foreign subsidiaries are comprised primarily of net operating loss carry forwards. Additionally, losses generated by these foreign subsidiaries during the year ended December 31, 2014 were not benefited nor are future losses expected to be benefited until these subsidiaries return to profitability and evidence suggests that it is more likely than not that the deferred tax assets will be realized. The impact on the income tax provision of not benefiting the losses was approximately $2.1 million for the year ended December 31, 2014.
In the U.S., the Company was in a net deferred tax asset position as of December 31, 2014. The Company did not have sufficient sources of projected income to cover the net deferred tax asset as of December 31, 2014. Therefore, the Company recorded a valuation allowance and did not provide a tax benefit on a portion of the losses generated by the U.S. during the year ended December 31, 2014. The impact on the income tax provision of not benefiting the losses was approximately $28.1 million for the year ended December 31, 2014. Continued operating losses in future periods and changes to the sources of income identified to utilize the U.S. deferred tax assets that differ significantly from current estimates may result in additional benefits not being recognized and a valuation allowance being recorded against the remaining U.S. deferred tax assets. The Company did not record valuation allowances against its U.S. deferred tax assets for the year ended December 31, 2013 as the U.S. had sufficient deferred tax liabilities to cover net operating losses.
The valuation allowances in the U.S. and at certain foreign subsidiaries will not be reversed until the Company returns to profitability and determines that it is more likely than not that its deferred tax assets will be realized.
The Company had undistributed earnings of foreign subsidiaries of approximately $48.6 million at December 31, 2014, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although due to the potential availability of foreign tax credits and other items, the calculation of such potential taxes is not practicable.
The Company’s investment in the joint venture is through a 50% interest in a limited liability corporation (LLC) taxed as a partnership. The joint venture has two subsidiaries organized as individually taxed C-Corporations. The Company includes in its income tax provision the income tax liability on its share of the income of the joint venture and its subsidiaries. The income tax liability of the joint venture itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of the joint venture is treated as deferred income tax expense. The Company cannot independently cause a dividend to be declared by one of the subsidiaries of the joint venture, therefore no benefit of a dividend received deduction can be recognized in the Company's tax provision until a dividend is declared. If one of the C-Corporation subsidiaries of the joint venture declares a dividend payable to the joint venture, the Company recognizes a benefit for the 80% dividends received deduction on its 50% share of the dividend.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for its pension plans were 3.75% and 4.50% at December 31, 2014 and 2013, respectively.

The Company’s pension plan asset portfolio as of December 31, 2014 is primarily invested in fixed income securities with a duration of approximately 12 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 10% since 2008 when the Company changed its target investment allocation to focus primarily on fixed income securities. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. As of December 31, 2014, there was a funding deficit of approximately 5% compared to a funding surplus of approximately 7% at December 31, 2013. The change in the funded status compared to the prior year was due to an increase in the projected benefit obligation at December 31, 2014 relating to a decrease in the discount rate, adoption of the newly issued mortality assumptions and changes in censuses data. This increase in the projected benefit obligation was partially offset by increases in the fair value of the plan assets as of December 31, 2014.
To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.
The Company used the following weighted-average discount rates and expected return on plan assets to determine the net periodic pension cost:

	2014	2013
Discount rate	4.50%	3.50 - 3.75%
Expected long-term rate of return on plan assets	5.25%	5.25%
Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension cost (amounts in millions):

Impact on 2014 Expenses - increase (decrease)
50 basis point decrease in discount rate	$0.9
50 basis point increase in discount rate	$(0.8)
50 basis point decrease in expected return on assets	$0.8
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
During the second quarter of 2014, the Company concluded that under FASB Accounting Standards Codification (“ASC”) 350, "Intangibles - Goodwill and Other," its unfavorable operating results could be indicators of impairment of its Metals reporting unit's goodwill and, therefore, performed an interim impairment analysis as of May 31, 2014 using the two-step quantitative analysis. Under the first step, the Company determined that the carrying value of the Metals reporting unit exceeded its estimated fair value requiring the Company to perform the second step of the analysis. The second step of the analysis included allocating the calculated fair value (determined in the first step) of the Metals reporting unit to its assets and liabilities to determine an implied goodwill value. The result of the second step was that the goodwill of the Metals reporting unit was impaired and a $56.2 million non-cash impairment charge ($13.9 million of which is deductible for tax purposes) was recorded during the three-month period ended June 30, 2014 to eliminate the Metals reporting unit goodwill. No interim impairment analysis was performed for the Plastics reporting unit as of May 31, 2014 as there were no indicators of impairment for the Plastics reporting unit.
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
The Company completed its December 1, 2014 annual goodwill impairment test for its Plastics reporting unit. No annual goodwill impairment testing was performed for the Metals reporting unit as of December 1, 2014, since the Metals reporting unit goodwill was completely written off as a result of the May 31, 2014 interim goodwill impairment testing and the Metals reporting unit had no indefinite lived intangible assets. As of December 1, 2014, the Plastics reporting unit had a goodwill balance of approximately $13.0 million and no indefinite lived intangible assets. A combination of the income approach and the market approach was utilized to estimate the reporting unit's fair value. The Plastics reporting unit had an estimated fair value that exceeded its carrying value by 21.0%. Under the income approach, the following key assumptions were used in the Plastics reporting unit discounted cash flow analysis:

Discount rate	12.0%
5-year revenue CAGR	3.6%
Terminal growth rate	2.0%
Under the market approach, the Company used a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 5.5 for the Plastics reporting unit. The Company considers several factors in estimating the EBITDA multiple including a reporting unit's market position, gross and operating margins and prospects for growth, among other factors.
If the Plastics reporting unit's carrying value exceeded its fair value, additional valuation procedures would have been required to determine whether the reporting unit's goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.
Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the Plastics reporting unit, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity may also result in a conclusion that the fair value of the Plastics reporting unit has declined below its carrying value.
The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Tube Supply acquisitions in September 2006 and December 2011, respectively, and consist of customer relationships, non-compete agreements, trade names and developed technology. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. The intangible assets are amortized over their useful lives, which are 4 to 12 years for customer relationships, 3 years for non-compete agreements, 1 to 10 years for trade names and 3 years for developed technology. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test for impairment, which is included in the impairment test for long-lived assets discussed below, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value. See Note 3 - Goodwill and Intangible Assets to the Consolidated Financial Statements for detailed information on goodwill and intangible assets.
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
Due to continued net losses and lower than projected cash flows, the Company tested its long-lived assets for impairment at May 31, 2014 and December 31, 2014. The cash flows from the Company's long-lived assets exceeded their carrying values, and the Company concluded that no impairment existed at May 31, 2014 or December 31, 2014 and the remaining useful lives of its long-lived assets were appropriate. The Company will continue to monitor its long-lived assets for impairment.
Share-Based Compensation — The Company offers share-based compensation to executives, other key employees and directors. Share-based compensation expense is recognized ratably over the vesting period or performance period, as appropriate, based on the grant date fair value of the stock award. The Company may either issue shares from treasury or new shares upon share option exercise or award issuance. Management estimates the probable number of awards which will ultimately vest when calculating the share-based compensation expense for its long-term compensation plans ("LTC Plans"). As of December 31, 2014, the Company’s weighted average forfeiture rate is approximately 49.1%. The actual number of awards that vest may differ from management’s estimate.
Stock options and non-vested shares generally vest in two to three years for executives and employees and three years for directors. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the ten trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Stock options are valued using a Black-Scholes option-pricing model. Non-vested shares are valued based on the market price of the Company's stock on the grant date. The Company has not granted stock options since the 2010 LTC Plan
Under the 2014, 2013 and 2012 LTC Plans, the total potential award is comprised of restricted share units ("RSUs") which are time vested and performance share units ("PSUs") which are based on the Company's performance compared to target goals. The PSUs awarded are based on two independent conditions, the Company’s relative total shareholder return (“RTSR”), which represents a market condition, and Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the LTC Plans. RSUs generally vest in three years. RSU and ROIC PSU awards are valued based on the market price of the Company's stock on the grant date, and the value of RTSR PSU awards is estimated using a Monte Carlo simulation model.
The grant date fair value of RTSR PSU awards under the active LTC Plans were estimated using a Monte Carlo simulation with the following assumptions:

	2014	2013	2012
Expected volatility	40.8%	59.5%	85.0%
Risk-free interest rate	0.79%	0.38%	0.40%
Expected life (in years)	2.77	2.82	2.81
Expected dividend yield	—	—	—

PSU awards under the 2012 LTC Plan were granted to the Company's CEO in October 2012 in connection with the commencement of his employment. The grant date fair value of the RTSR PSU awards granted to the CEO were estimated using a Monte Carlo simulation with the following assumptions:

2012
Expected volatility	60.7%
Risk-free interest rate	0.34%
Expected life (in years)	2.21
Expected dividend yield	—
RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the "RTSR Peer Group") over a three-year performance period as defined in the LTC Plans. The threshold, target and maximum performance levels for RTSR are the 25th, 50th and 75th percentile, respectively, relative to RTSR Peer Group performance. Compensation expense for RTSR PSU awards is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
ROIC is measured based on the Company's average actual performance versus Company-specific goals as defined in each of the LTC Plans over a three-year performance period. Compensation expense recognized is based on management's expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized for the ROIC PSU awards and any previously recognized compensation expense is reversed.
Final RTSR and ROIC PSU award vesting will occur at the end of the three-year performance period, and distribution of PSU awards granted under the LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year performance period, as defined in each plan. Partial awards can be earned for performance that is below the target goal, but in excess of threshold goals; and award distributions up to twice the target can be achieved if the target goals are exceeded.
Unless covered by a specific change-in-control or severance arrangement, participants to whom RSUs, PSUs, stock options and non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, as appropriate, or the award will be forfeited.
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
The Company’s pension plan asset portfolio as of December 31, 2014 and 2013 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair value disclosures for the Senior Secured Notes are determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes. The estimated fair value of the Company’s debt outstanding under its revolving credit facilities, which fall within Level 3 of the fair value hierarchy, assumes the current amount of debt outstanding at the end of the year was outstanding until the maturity of the Company’s facility in December 2019.

Fair value of commodity hedges is based on information which is representative of readily observable market data. Derivative liabilities associated with commodity hedges are classified as Level 2 in the fair value hierarchy.
Recent Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for detailed information on recent accounting pronouncements.
ITEM 7A — Quantitative and Qualitative Disclosures about Market Risk
(Dollar amounts in millions)
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
The Company’s interest rates on borrowings under its $125 million revolving credit facility are subject to changes in the LIBOR and prime interest rates. There were $59.2 million borrowings under the Company’s revolving credit agreement as of December 31, 2014. A hypothetical 100 basis point increase on the Company’s variable rate debt would result in $0.2 million of additional interest expense on an annual basis based on interest expense incurred on the revolving credit facility in 2014.
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
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. If the commodity prices hedged were to decrease hypothetically by 100 basis points, the 2014 unrealized loss recorded in cost of materials would have increased by approximately $0.1 million.
Foreign Currency Risk — The Company conducts the majority of its business in the United States but also has operations in Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company’s results of operations historically have not been materially affected by foreign currency transaction gains and losses and, therefore, the Company has no financial instruments in place for managing the exposure to foreign currency exchange rates. The Company recognized $4.3 million of foreign currency transaction losses during the year ended December 31, 2014.
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

ITEM 8 — Financial Statements and Supplementary Data
(Amounts in thousands, except par value and per share data)
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012
Net sales	$979,837	$1,053,066	$1,270,368
Costs, expenses and (gains):
Cost of materials (exclusive of depreciation and amortization)	746,443	779,208	927,287
Warehouse, processing and delivery expense	140,559	140,934	148,256
Sales, general and administrative expense	112,465	113,405	129,162
Restructuring activity, net	(2,960)	9,003	—
Depreciation and amortization expense	26,044	26,188	25,867
Impairment of goodwill	56,160	—	—
Operating (loss) income	(98,874)	(15,672)	39,796
Interest expense, net	(40,548)	(40,542)	(41,090)
Interest expense - unrealized loss on debt conversion option	—	—	(15,597)
Loss on extinguishment of debt	—	(2,606)	—
Other (expense) income, net	(4,323)	(1,924)	1,349
Loss before income taxes and equity in earnings of joint venture	(143,745)	(60,744)	(15,542)
Income taxes	1,353	19,795	(1,430)
Loss before equity in earnings of joint venture	(142,392)	(40,949)	(16,972)
Equity in earnings of joint venture	7,691	6,987	7,224
Net loss	(134,701)	(33,962)	(9,748)

Basic loss per share	$(5.77)	$(1.46)	$(0.42)
Diluted loss per share	$(5.77)	$(1.46)	$(0.42)
Dividends per common share	$—	$—	$—

Comprehensive loss:
Foreign currency translation adjustments	$(5,377)	$(2,295)	$2,369
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $0, $2,953 and $2,312	(21,445)	4,623	(3,616)
Other comprehensive (loss) income	(26,822)	2,328	(1,247)
Net loss	(134,701)	(33,962)	(9,748)
Comprehensive loss	$(161,523)	$(31,634)	$(10,995)
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$8,454	$30,829
Accounts receivable, less allowances of $3,375 and $3,463	131,003	128,544
Inventories, principally on last-in first-out basis (replacement cost higher by $129,779 and $130,854)	236,932	214,900
Prepaid expenses and other current assets	9,458	9,927
Deferred income taxes	685	3,242
Income tax receivable	2,886	3,249
Total current assets	389,418	390,691
Investment in joint venture	37,443	41,879
Goodwill	12,973	69,289
Intangible assets, net	56,555	69,489
Prepaid pension cost	7,092	16,515
Other assets	11,660	15,265
Property, plant and equipment, at cost
Land	4,466	4,917
Buildings	52,821	53,252
Machinery and equipment	183,923	179,632
Property, plant and equipment, at cost	241,210	237,801
Less—accumulated depreciation	(168,375)	(161,107)
Property, plant and equipment, net	72,835	76,694
Total assets	$587,976	$679,822
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$68,782	$69,577
Accrued payroll and employee benefits	9,332	9,853
Accrued and other liabilities	18,338	20,154
Income taxes payable	328	1,360
Current portion of long-term debt	737	397
Total current liabilities	97,517	101,341
Long-term debt, less current portion	309,377	245,599
Deferred income taxes	8,360	10,733
Other non-current liabilities	3,655	5,646
Pension and postretirement benefit obligations	18,747	6,609
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,630 shares issued and 23,559 outstanding at December 31, 2014 and 23,471 shares issued and 23,409 outstanding at December 31, 2013	236	234
Additional paid-in capital	225,953	223,893
(Accumulated deficit) retained earnings	(29,424)	105,277
Accumulated other comprehensive loss	(45,565)	(18,743)
Treasury stock, at cost—71 shares at December 31, 2014 and 62 shares at December 31, 2013	(880)	(767)
Total stockholders’ equity	150,320	309,894
Total liabilities and stockholders’ equity	$587,976	$679,822
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(134,701)	$(33,962)	$(9,748)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	26,044	26,188	25,867
Amortization of deferred gain	(261)	(1,214)	(1,619)
Amortization of deferred financing costs and debt discount	8,064	7,914	6,232
Impairment of goodwill	56,160	—	—
(Gain) loss on sale of property, plant & equipment	(5,603)	42	354
Unrealized loss on debt conversion option	—	—	15,597
Unrealized (gains) losses on commodity hedges	(1,256)	358	163
Unrealized foreign currency transaction losses	3,540	—	—
Equity in earnings of joint venture	(7,691)	(6,987)	(7,224)
Dividends from joint venture	12,127	3,963	4,729
Deferred tax expense (benefit)	184	(24,089)	(1,284)
Share-based compensation expense	1,972	3,062	2,277
Excess tax benefits from share-based payment arrangements	(76)	(420)	(90)
Increase (decrease) from changes in, net of acquisition:
Accounts receivable	(5,785)	9,279	44,570
Inventories	(26,941)	87,316	(29,340)
Prepaid expenses and other current assets	(60)	1,402	(2,397)
Other assets	1,686	1,470	(480)
Prepaid pension costs	387	3,953	(2,863)
Accounts payable	2,630	(434)	(42,560)
Accrued payroll and employee benefits	(230)	(1,892)	(2,974)
Income taxes payable and receivable	(772)	4,388	454
Accrued liabilities	(3,493)	(2,854)	4,514
Postretirement benefit obligations and other liabilities	(1,002)	(3,098)	1,173
Net cash (used in) from operating activities	(75,077)	74,385	5,351
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	—	—	(6,472)
Capital expenditures	(12,351)	(11,604)	(11,121)
Proceeds from sale of property, plant and equipment	7,464	794	153
Net cash used in investing activities	(4,887)	(10,810)	(17,440)
Financing activities:
Short-term debt repayments, net	—	(496)	(27)
Proceeds from long-term debt	462,404	115,300	767,090
Repayments of long-term debt	(403,811)	(170,345)	(762,887)
Payment of debt issue costs	(627)	—	(1,503)
Exercise of stock options	158	1,216	146
Excess tax benefits from share-based payment arrangements	76	420	90
Net cash from (used in) financing activities	58,200	(53,905)	2,909
Effect of exchange rate changes on cash and cash equivalents	(611)	(448)	263
Net change in cash and cash equivalents	(22,375)	9,222	(8,917)
Cash and cash equivalents—beginning of year	30,829	21,607	30,524
Cash and cash equivalents—end of year	$8,454	$30,829	$21,607
See Note 1 to the Consolidated Financial Statements for supplemental cash flow disclosures.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity

	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2012	23,159	(149)	$—	$232	$(1,712)	$184,596	$148,987	$(19,824)	$312,279
Net loss							(9,748)		(9,748)
Foreign currency translation								2,369	2,369
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $2,312								(3,616)	(3,616)
Embedded conversion option, net of tax effect of $8,285						33,752			33,752
Long-term incentive plan						1,592			1,592
Exercise of stock options and other	52	90			1,033	(321)			712
Balance at December 31, 2012	23,211	(59)	$—	$232	$(679)	$219,619	$139,239	$(21,071)	$337,340
Net loss							(33,962)		(33,962)
Foreign currency translation								(2,295)	(2,295)
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $2,953								4,623	4,623
Long-term incentive plan						2,877			2,877
Exercise of stock options and other	260	(3)		2	(88)	1,397			1,311
Balance at December 31, 2013	23,471	(62)	$—	$234	$(767)	$223,893	$105,277	$(18,743)	$309,894
Net loss							(134,701)		(134,701)
Foreign currency translation								(5,377)	(5,377)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect								(21,445)	(21,445)
Long-term incentive plan						1,456			1,456
Exercise of stock options and other	159	(9)		2	(113)	604			493
Balance at December 31, 2014	23,630	(71)	$—	$236	$(880)	$225,953	$(29,424)	$(45,565)	$150,320
The accompanying notes to consolidated financial statements are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Amounts in thousands except par value and per share data)
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
The Company’s corporate headquarters is located in Oak Brook, Illinois. The Company has 47 operational service centers located throughout North America (42), Europe (3) and Asia (2).
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
Revenue recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 2% of the Company’s consolidated net sales for the years ended December 31, 2014, 2013 and 2012. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. For the years ended December 31, 2014, 2013 and 2012, shipping and handling costs included in warehouse, processing and delivery expenses were $35,471, $35,171 and $36,585, respectively.
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
Accounts receivable allowance activity is presented in the table below:

	2014	2013	2012
Balance, beginning of year	$3,463	$3,529	$3,584
Add Provision charged to expense	465	484	1,420
Recoveries	139	173	90
Less Charges against allowance	(692)	(723)	(1,565)
Balance, end of year	$3,375	$3,463	$3,529
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

•
Restructuring activity, including a gain on the sale of fixed assets and moving costs related to facility consolidations, employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs and other exit costs;

•	Impairment of goodwill; and

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets.
Cash equivalents — Cash equivalents are highly liquid, short-term investments that have an original maturity of 90 days or less.
Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year ended December 31,
	2014	2013	2012
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$434	$1,219	$479
Capital lease obligations	873	21	1,009
Cash paid during the year for:
Interest	32,278	33,266	34,051
Income taxes	1,800	2,417	5,557
Cash received during the year for:
Income tax refunds	2,284	3,015	3,184
Inventories — Inventories consist primarily of finished goods. Approximately 68% and 80% of the Company’s inventories are valued at the lower of LIFO cost or market at December 31, 2014 and 2013, respectively. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. The Company values its LIFO increments using the cost of its latest purchases during the years reported. Current replacement cost of inventories exceeded book value by $129,779 and $130,854 at

December 31, 2014 and 2013, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
During 2013, a reduction in inventories resulted in a liquidation of applicable LIFO inventory quantities carried at higher costs in prior years. Cost of materials for 2013 where higher by $1,834 as a result of this liquidation.
The Company maintains an allowance for excess and obsolete inventory. The excess and obsolete inventory allowance is determined through the specific identification of material, adjusted for expected scrap value to be received, based on previous sales experience.
Excess and obsolete inventory allowance activity is presented in the table below:

	2014	2013	2012
Balance, beginning of year	$7,329	$7,835	$7,000
Add Provision charged to expense	9,979	2,259	1,153
Less Charges against allowance	(2,127)	(2,765)	(318)
Balance, end of year	$15,181	$7,329	$7,835
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
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2014, 2013 and 2012 was $14,414, $14,397 and $14,024, respectively.
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
Goodwill and intangible assets — The Company tests goodwill for impairment at the reporting unit level on an annual basis at December 1 of each year and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses, at least quarterly, whether any triggering events have occurred.
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
The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Tube Supply, Inc. (“Tube Supply”) acquisitions in September 2006 and December 2011, respectively, and consist of customer relationships, non-compete agreements, trade names and developed technology. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 to 12 years for customer relationships, 3 years for non-compete agreements, 1 to 10 years for trade names, and 3 years for developed technology. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test for impairment, which is included in the impairment test for long-lived assets discussed above, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
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
The Company has undistributed earnings of foreign subsidiaries of approximately $48,585 at December 31, 2014, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although due to the potential availability of foreign tax credits and other items, the calculation of such potential taxes is not practicable.
The Company's 50% ownership interest in Kreher (see Note 6) is through a 50% interest in a limited liability company (LLC) taxed as a partnership. Kreher has two subsidiaries organized as individually taxed C-Corporations. The Company includes in its income tax provision the income tax liability on its share of Kreher income. The income tax liability of Kreher itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of Kreher is treated as a deferred income tax expense. The Company cannot independently cause a dividend to be declared by one of Kreher's subsidiaries, therefore no benefit of a dividend received deduction can be recognized in the Company's tax provision until a dividend is declared. If one of Kreher's C-Corporation subsidiaries declares a dividend payable to Kreher, the Company recognizes a benefit for the 80% dividends received deduction on its 50% share of the dividend.
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
Foreign currency — For the majority of the Company’s non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. The currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Transaction gains or losses resulting from foreign currency transactions were not material for any of the years presented.
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
The following table is a reconciliation of the basic and diluted earnings per share calculations:

	Year ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(134,701)	$(33,962)	$(9,748)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,359	23,214	22,993
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted loss per share	23,359	23,214	22,993
Basic loss per share	$(5.77)	$(1.46)	$(0.42)
Diluted loss per share	$(5.77)	$(1.46)	$(0.42)
Excluded outstanding share-based awards having an anti-dilutive effect	388	717	994
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	365	2,032	1,416
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
Payment of cash dividends are currently limited due to restrictions contained in the Company’s debt agreements. No cash dividends were paid on the Company’s common stock in 2014 or 2013. The Company may consider paying cash dividends on the Company common stock at some point in the future, subject to the limitations described above. Any future payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition, restrictions under the Company’s debt instruments, and such other factors as the Board of Directors may consider.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represented more than 3% of the Company’s 2014 total net sales. Approximately 75% of the Company’s net sales are from locations in the United States.
Share-based compensation — The Company offers share-based compensation to executives, other key employees and directors. Share-based compensation expense is recognized ratably over the vesting period or performance period, as appropriate, based on the grant date fair value of the stock award. The Company may either issue shares from treasury or new shares upon share option exercise or award issuance. Management estimates the probable number of awards which will ultimately vest when calculating the share-based compensation expense for its long-term compensation plans ("LTC Plans"). As of December 31, 2014, the Company’s weighted average forfeiture rate is approximately 49%. The actual number of awards that vest may differ from management’s estimate.
Stock options and non-vested shares generally vest in two to three years for executives and employees and three years for directors. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted prior to 2010) or the average closing price of the Company’s stock for the 10 trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Stock options are valued using a Black-Scholes option-pricing model. Non-vested shares are valued based on the market price of the Company's stock on the grant date. The Company has not granted stock options since the 2010 LTC Plan.
Under the 2014, 2013 and 2012 LTC Plans, the total potential award is comprised of restricted share units ("RSUs") which are time vested and performance share units ("PSUs") which are based on the Company's performance compared to target goals. The PSUs awarded are based on two independent conditions, the Company’s relative total shareholder return (“RTSR”), which represents a market condition, and Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the LTC Plans. RSUs generally vest in three years. RSU and ROIC PSU awards are valued based on the market price of the Company's stock on the grant date, and the value of RTSR PSU awards is estimated using a Monte Carlo simulation model.
RTSR is measured against a group of peer companies either in the metals industry or in the industrial products distribution industry (the "RTSR Peer Group") over a three-year performance period as defined in the LTC Plans. The threshold, target and maximum performance levels for RTSR are the 25th, 50th and 75th percentile, respectively, relative to RTSR Peer Group performance. Compensation expense for RTSR PSU awards is recognized regardless of whether the market condition is achieved to the extent the requisite service period condition is met.
ROIC is measured based on the Company's average actual performance versus Company-specific goals as defined in each of the LTC Plans over a three-year performance period. Compensation expense recognized is based on management's expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized for the ROIC PSU awards and any previously recognized compensation expense is reversed.
Final RTSR and ROIC PSU award vesting will occur at the end of the three-year performance period, and distribution of PSU awards granted under the LTC Plans are determined based on the Company’s actual performance versus the target goals for a three-year performance period, as defined in each plan. Partial awards can be earned for performance that is below the target goal, but in excess of threshold goals; and award distributions up to twice the target can be achieved if the target goals are exceeded.
Unless covered by a specific change-in-control or severance arrangement, participants to whom RSUs, PSUs, stock options and non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, as appropriate, or the award will be forfeited.

New Accounting Standards Updates
Standards Update Adopted
Effective January 1, 2014, the Company adopted Accounting Standards Update ("ASU") No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available or when the deferred tax asset is not intended for this purpose. The adoption of this ASU did not have a material impact on the Company's financial condition or financial statement presentation.
Standards Updates Issued Not Yet Effective
In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. The Company does not anticipate the adoption of the ASU will result in additional disclosures, however, management will begin performing the periodic assessments required by the ASU on its effective date.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption, and it is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is not permitted. The Company is currently reviewing the guidance and assessing the potential impact on its results.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The ASU amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company anticipates that the adoption of this ASU will not have an impact on the Company's financial condition or operating results. The adoption of this ASU may impact the Company’s financial statement presentation and disclosures for interim and annual financial statements issued in the future.
(2) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2014	2013	2012
Equity in earnings of joint venture	$7,691	$6,987	$7,224
Investment in joint venture	37,443	41,879	38,854
Sales to joint venture	188	198	455
Purchases from joint venture	224	86	695

The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	2014	2013	2012
Revenues	$259,487	$230,351	$257,776
Net income	15,555	13,720	14,603
Current assets	93,679	82,827	94,241
Non-current assets	26,377	25,615	26,099
Current liabilities	11,896	10,548	14,315
Non-current liabilities	35,469	16,103	27,845
Members’ equity	72,691	81,791	76,360
Capital expenditures	3,042	1,836	5,220
Depreciation and amortization	2,294	2,217	2,034
(3) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the years ended December 31, 2014 and 2013 were as follows:

	2014			2013
	Metals Segment	Plastics Segment	Total	Metals Segment	Plastics Segment	Total
Balance as of January 1
Goodwill	$116,533	$12,973	$129,506	$117,544	$12,973	$130,517
Accumulated impairment losses	(60,217)	—	(60,217)	(60,217)	—	(60,217)
Balance as of January 1	56,316	12,973	69,289	57,327	12,973	70,300
Impairment charge	(56,160)	—	(56,160)	—	—	—
Currency valuation	(156)	—	(156)	(1,011)	—	(1,011)
Balance as of December 31
Goodwill	116,377	12,973	129,350	116,533	12,973	129,506
Accumulated impairment losses	(116,377)	—	(116,377)	(60,217)	—	(60,217)
	$—	$12,973	$12,973	$56,316	$12,973	$69,289
The Company tests goodwill for impairment at the reporting unit level on an annual basis as of December 1 and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses, at least quarterly, whether any triggering events have occurred. A two-step method is used for determining goodwill impairment. The first step is performed to identify whether a potential impairment exists by comparing each reporting unit’s fair value to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the next step is to measure the amount of impairment loss, if any.
During the second quarter of 2014, the Company concluded that under FASB Accounting Standards Codification (“ASC”) 350, "Intangibles - Goodwill and Other," its unfavorable operating results could be indicators of impairment of its Metals reporting unit's goodwill and, therefore, performed an interim impairment analysis as of May 31, 2014 using the two-step quantitative analysis. Under the first step, the Company determined that the carrying value of the Metals reporting unit exceeded its estimated fair value requiring the Company to perform the second step of the analysis. The second step of the analysis included allocating the calculated fair value (determined in the first step) of the Metals reporting unit to its assets and liabilities to determine an implied goodwill value. The result of the second step was that the goodwill of the Metals reporting unit was impaired and a $56,160 non-cash impairment charge ($13,900 of which is deductible for tax purposes) was recorded during the three-month period ended June 30, 2014 to eliminate the Metals reporting unit goodwill. No interim impairment analysis was performed for the Plastics reporting unit as of May 31, 2014 as there were no indicators of impairment for the Plastics reporting unit.
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
The Company completed its December 1, 2014 annual goodwill impairment test for its Plastics reporting unit and there were no identified impairment charges. No annual goodwill impairment testing was performed for the Metals reporting unit as of December 1, 2014, since the Metals reporting unit goodwill was eliminated as a result of the May 31, 2014 interim goodwill impairment testing.
The following summarizes the components of the Company's intangible assets at December 31, 2014 and 2013:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$116,268	$64,922	$117,794	$55,157
Non-compete agreements	3,888	3,888	3,888	3,569
Trade names	7,864	2,655	8,025	1,939
Developed technology	1,400	1,400	1,400	953
Total	$129,420	$72,865	$131,107	$61,618
The weighted-average amortization period for the intangible assets is 10.8 years, 11.3 years for customer relationships, 9.6 years for trade names, 3 years for non-compete agreements and 3 years for developed technology. Substantially all of the Company’s intangible assets were acquired as part of the acquisitions of Transtar on September 5, 2006 and Tube Supply on December 15, 2011.
Due to continued net losses and lower than projected cash flows, the Company tested its long-lived assets for impairment at May 31, 2014 and December 31, 2014. The undiscounted cash flows from the Company's long-lived assets exceeded their carrying values, and the Company concluded that no impairment existed at May 31, 2014 or December 31, 2014 and the remaining useful lives of its long-lived assets were appropriate. The Company will continue to monitor its long-lived assets for impairment.
For the years ended December 31, 2014, 2013, and 2012, the aggregate amortization expense was $11,630, $11,791 and $11,843, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2015	$10,789
2016	10,789
2017	8,766
2018	4,650
2019	4,650

(4) Debt
Short-term and long-term debt consisted of the following at December 31, 2014 and 2013:

	2014	2013
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	210,000	210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 10, 2019	59,200	—
Other, primarily capital leases	1,257	998
Total long-term debt	327,957	268,498
Less: unamortized discount	(17,843)	(22,502)
Less: current portion	(737)	(397)
Total long-term portion	309,377	245,599
TOTAL DEBT	$310,114	$245,996
During December of 2011 the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016 (the “Secured Notes”), $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “Revolving Credit Facility”). The Company incurred debt origination fees of $18,136 associated with the debt transactions which are primarily being amortized using the effective interest method.
Secured Notes
The Company filed a registration statement with the Securities and Exchange Commission on Form S-4 on April 11, 2012. The registration statement was declared effective on June 12, 2012.
On June 12, 2012, the Company commenced an offer to exchange $225,000 principal amount of 12.75% Senior Secured Notes due 2016, which are registered under the Securities Act of 1933 (the “New Secured Notes”), for $225,000 principal amount of outstanding 12.75% Senior Secured Notes due 2016, which had not been registered under the Securities Act of 1933 (the “Old Secured Notes”). The terms of the New Secured Notes issued are identical in all material respects to the Old Secured Notes, except that the New Secured Notes are registered under the Securities Act of 1933, do not have any of the transfer restrictions, registration rights and additional interest provisions relating to the Old Secured Notes and bear a different CUSIP number from the Old Secured Notes. The Company did not receive any proceeds from the exchange offer.
The New Secured Notes will mature on December 15, 2016. The Company will pay interest on the New Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Company paid interest of $26,775, $28,548 and $28,688 on the New Secured Notes during the years ended December 31, 2014, 2013 and 2012, respectively. The New Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the “Note Guarantors”). The New Secured Notes and the related guarantees are secured by a lien on substantially all of the Company's and the Note Guarantors' assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. The terms of the New Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company's ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates, enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company's assets. Refer to Note 14 - Guarantor Financial Information.
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
Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase New Secured Notes with certain of its excess cash flow (as defined in the indenture) for such fiscal year, commencing with the fiscal year ending December 31, 2012, at 103% of the principal amount thereof, plus accrued and unpaid interest. For the fiscal year ended December 31, 2014, the Company estimated that it had no excess cash flow (as defined in the indenture) and therefore, an offer to purchase New Secured Notes will not be made. The Company had no excess cash flow (as defined in the indenture) for the fiscal year ended December 31, 2013. For the fiscal year ended December 31, 2012, the Company estimated excess cash flow to be approximately $17,000 and therefore, an offer to purchase New Secured Notes was made on April 1, 2013. This offer expired on April 30, 2013 with no Secured Notes tendered.
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
The Convertible Notes will mature on December 15, 2017. The Company will pay interest on the Convertible Notes at a rate of 7.0% in cash semi-annually. The Company paid interest of $4,025, $4,025 and $4,025 on the Convertible Notes during the years ended December 31, 2014, 2013 and 2012, respectively. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes is 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.
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
On April 26, 2012, at the Company's Annual Meeting of Stockholders, shareholder approval was obtained for the issuance of shares in excess of 19.99% of the Company's outstanding common stock to satisfy any conversions of the Convertible Notes. Additionally, shareholder approval was obtained to amend the Company's charter to authorize additional shares of common stock from 30,000 to 60,000. With these approvals, the Company now has the ability to share-settle the conversion option in full and therefore, the embedded conversion option is no longer required to be separately valued and accounted for as a derivative liability. As of April 26, 2012, the conversion option's cumulative value of $42,037 was reclassified to additional paid-in capital and will no longer be marked-to-market through earnings. The deferred tax benefit of $8,285 associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (December 15, 2011) was also reclassified to additional paid-in capital.
Upon a fundamental change and subject to certain exceptions, as defined in the Convertible Notes indenture, holders may require the Company to repurchase some or all of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest.
The Company may not redeem the Convertible Notes prior to December 20, 2015. On or after December 20, 2015, the Company may redeem all or part of the Convertible Notes (except for the Convertible Notes that the Company is required to repurchase as described above) if the last reported sale price of the Company’s common stock exceeds 135% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the "make-whole" premium payments on all Convertible Notes called for redemption including Convertible Notes converted after the date we delivered the notice of redemption. The Company will pay the redemption price in cash except for any non-cash portion of the "make-whole" premium.
Revolving Credit Facility
The Revolving Credit Facility consists of a $125,000 senior secured asset-based revolving credit facility (subject to adjustment pursuant to a borrowing base described below), of which (a) up to an aggregate principal amount of $20,000 will be available for a Canadian subfacility, (b) up to an aggregate principal amount of $20,000 will be available for letters of credit and (c) up to an aggregate principal amount of $10,000 will be available for swingline loans. Loans under the Revolving Credit Facility will be made available to the Company and certain domestic subsidiaries (the “U.S. Borrowers”) in U.S. dollars and the Canadian Borrowers in U.S. dollars and Canadian dollars. In December 2014, the Company obtained an extension on its revolving credit facility, which extended the maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of the Company's Senior Secured Notes or Convertible Notes if they have not been refinanced).
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

At the Company’s election, borrowings under the Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the Revolving Credit Facility). The weighted average interest rate on borrowings outstanding under the revolving credit facilities were 3.08%, 2.71% and 2.71% for the years ended December 31, 2014, 2013 and 2012, respectively. The Company will pay certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility permits the Company to increase the aggregate amount of the commitments under the Revolving Credit Facility from time to time in an aggregate amount for all such increases not to exceed $50,000, subject to certain conditions. The existing lenders under the Revolving Credit Facility are not obligated to provide the incremental commitments. In January 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25,000. As a result, the Company's borrowing capacity increased from $100,000 to $125,000. The Company maintains the option to exercise the accordion for an additional $25,000 of aggregate commitments in the future, assuming it meets certain thresholds for incurring additional debt.
The Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement. The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended December 31, 2014. At this negative ratio, the Company's current maximum borrowing capacity would be $100,397 before triggering full dominion of the Company's cash collections. As of December 31, 2014, the Company had $41,197 of additional unrestricted borrowing capacity available under the Revolving Credit Facility.
Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $81 in 2014, $35 in 2013 and $222 in 2012.
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
The Company’s pension plan asset portfolio as of December 31, 2014 and 2013 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the pension plan asset portfolio are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 5 for pension fair value disclosures.
Fair Value Measurements of Debt
The fair value of the Company’s Senior Secured Notes as of December 31, 2014 was estimated to be $216,808 compared to a carrying value of $210,000. The fair value for the Senior Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes, as of December 31, 2014 was estimated to be approximately $61,932 compared to a carrying value of $57,500. The fair value for the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at December 31, 2014 were as follows:

Company's stock price at the end of the period	$7.98
Expected volatility	38.3%
Credit spreads	9.28%
Risk-free interest rate	1.08%
As of December 31, 2014, the estimated fair value of the Company's debt outstanding under its revolving credit facility, which falls within Level 3 of the fair value hierarchy, was $51,253 compared to its carrying value of $59,200. The fair value was calculated based on the present value of the outstanding debt using the revolving credit facility interest rate as of December 31, 2014 plus a premium and assuming the current amount of debt outstanding as of December 31, 2014 was outstanding until the maturity of the Company's facility in December 2019. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At December 31, 2014, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At December 31, 2014 and 2013, the notional value associated with forward contracts was $7,486 and $12,492, respectively. The Company recorded, through cost of materials, realized and unrealized net losses of $288, $2,141 and $430 during the years ended December 31, 2014, 2013 and 2012, respectively, as a result of the decline in the fair value of the contracts. As of December 31, 2014 and 2013, all commodity hedge contracts were in a liability position. Refer to Note 12 - Commitments and Contingent Liabilities for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total (a)
As of December 31, 2014
Derivative liability for commodity hedges	$—	$1,615	$—	$1,615
As of December 31, 2013
Derivative liability for commodity hedges	$—	$2,871	$—	$2,871
(a) As of December 31, 2014, the short-term portion of the derivative liability for commodity hedges of $1,137 is included in "Accrued and other liabilities" and the long-term portion of $478 is included in "Other non-current liabilities" in the Consolidated Balance Sheet. As of December 31, 2013, the short-term portion of the derivative liability for commodity hedges of $1,516 is included in "Accrued and other liabilities" and the long-term portion of $1,355 is included in "Other non-current liabilities" in the Consolidated Balance Sheet.

(6) Lease Agreements
The Company has operating and capital leases covering certain warehouse and office facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments.
Future minimum rental payments under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows:

	Capital	Operating
2015	$738	$14,091
2016	470	12,879
2017	49	10,909
2018	—	9,399
2019	—	7,702
Later years	—	23,400
Total future minimum rental payments	$1,257	$78,380
Total rental payments charged to expense were $14,173 in 2014, $15,062 in 2013, and $15,579 in 2012. Lease extrication charges of $186 and $1,448 associated with restructuring activities in the Metals segment were included in total rental payments charged to expense in 2014 and 2013, respectively, within "Restructuring activity" in the Consolidated Statement of Operations. There were no lease extrication charges in 2012. Total gross value of property, plant and equipment under capital leases was $2,452 and $1,660 in 2014 and 2013, respectively.
(7) Stockholders' Equity
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as reported in the consolidated balance sheets as of December 31, 2014 and 2013 was comprised of the following:

	2014	2013
Foreign currency translation losses	$(9,994)	$(4,617)
Unrecognized pension and postretirement benefit costs, net of tax	(35,571)	(14,126)
Total accumulated other comprehensive loss	$(45,565)	$(18,743)

Changes in accumulated other comprehensive loss by component for the years ended December 31, 2014 and 2013 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2014	2013	2014	2013	2014	2013
Balance as of January 1,	$(14,126)	$(18,749)	$(4,617)	$(2,322)	$(18,743)	$(21,071)
Other comprehensive (loss) income before reclassifications	(23,108)	3,256	(5,377)	(2,295)	(28,485)	961
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	1,663	1,367	—	—	1,663	1,367
Net current period other comprehensive (loss) income	(21,445)	4,623	(5,377)	(2,295)	(26,822)	2,328
Balance as of December 31,	$(35,571)	$(14,126)	$(9,994)	$(4,617)	$(45,565)	$(18,743)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the year ended December 31, 2014.

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

	Year ended December 31,
	2014	2013
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(282)	$(322)
Actuarial loss (b)	(1,381)	(1,919)
Total before Tax	(1,663)	(2,241)
Tax effect	—	874
Total reclassifications for the period, net of tax	$(1,663)	$(1,367)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in "Sales, general and administrative expense" in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 (see Note 9 - Employee Benefit Plans for additional details).
(8) Share-based Compensation
The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $1,972, $3,062 and $2,277 for 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $189, $1,141 and $872 in 2014, 2013 and 2012, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2014 associated with all share-based payment arrangements is $3,450 and the weighted average period over which it is to be expensed is 1.4 years.
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
On March 6, 2013, the Board of Directors of the Company approved equity awards under the Company’s 2013 Long-Term Compensation Plan (“2013 LTC Plan”) for executive officers and other select personnel.
On March 7, 2012, the Board of Directors of the Company approved equity awards under the Company’s 2012 Long-Term Compensation Plan ("2012 LTC Plan") for executive officers and other select personnel.
Each of the respective LTC Plans for 2014, 2013 and 2012 included RSU and PSU awards and are subject to the terms of the Company's 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 25, 2013.
Restricted Share Units and Non-Vested Shares
The restricted share units ("RSUs") granted under the 2014 and 2013 LTC Plans will cliff vest on December 31, 2016 and December 31, 2015, respectively. Approximately 43 RSUs granted under the 2012 LTC Plan cliff vested on December 31, 2014. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
The outstanding non-vested share balance consists of shares issued to the Board of Directors. Non-vested shares were issued to the directors during the second quarter of 2014, 2013 and 2012 and will cliff vest after three years in the second quarter of 2017, 2016 and 2015, respectively.
The fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.
A summary of the non-vested share and RSU activity is as follows:

	Non-Vested Shares		Restricted Share Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2014	98	$14.17	258	$13.30
Granted	39	$13.68	127	$14.35
Forfeited	(12)	$12.55	(123)	$13.38
Vested	(18)	$13.84	(63)	$10.87
Outstanding at December 31, 2014	107	$14.21	199	$14.67
Expected to vest at December 31, 2014	107	$14.21	165	$14.63
The unrecognized compensation cost as of December 31, 2014 associated with RSU and non-vested share awards was $1,994. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $938, $1,106 and $1,685, respectively.

Performance Shares
Performance share unit ("PSU") awards are based on two independent conditions, the Company’s relative total shareholder return (“RTSR”), which represents a market condition, and Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the LTC Plans.
The status of PSUs that have been awarded as part of the active LTC Plans is summarized below as of December 31, 2014:

Plan Year	Grant Date Fair Value	Estimated Number of Performance Shares to be Issued	Maximum Number of Performance Shares that Could Potentially be Issued
2014 LTC Plan
RTSR performance condition	$20.16	—	170
ROIC performance condition	$14.35	—	170
2013 LTC Plan
RTSR performance condition	$24.74	—	120
ROIC performance condition	$16.29	—	120
2012 LTC Plan
RTSR performance condition	$13.78	—	106
RTSR performance condition (a)	$16.65	—	58
ROIC performance condition	$10.02	—	106
ROIC performance condition (a)	$12.74	—	58
(a) Represents PSU awards granted in October 2012 under the 2012 LTC Plan.
The grant date fair values of PSU awards containing the RTSR performance condition were estimated using a Monte Carlo simulation with the following assumptions:

	2014	2013	2012
Grant Date Fair Value per Share Unit	$20.16	$24.74	$13.78
Expected volatility	40.8%	59.5%	85.0%
Risk-free interest rate	0.79%	0.38%	0.40%
Expected life (in years)	2.77	2.82	2.81
Expected dividend yield	—	—	—
PSU awards under the 2012 LTC Plan were granted to the Company's CEO in October 2012. The grant date fair value of the CEO PSU awards containing the RTSR performance condition was estimated using a Monte Carlo simulation with the following assumptions:

2012
Grant Date Fair Value per Share Unit	$16.65
Expected volatility	60.7%
Risk-free interest rate	0.34%
Expected life (in years)	2.21
Expected dividend yield	—
The grant date fair values for PSU awards subject to the ROIC performance condition were established using the market price of the Company's common stock on the date of grant.
Final award vesting and distribution of performance awards granted under the 2012 LTC Plan was determined based on the Company’s actual performance versus the target goals for a three-year consecutive period (as defined in the 2012 Plan). Refer to the table above for the number of shares expected to be issued under 2012 LTC Plan. The unrecognized compensation cost as of December 31, 2014 associated with the 2014 and 2013 LTC Plan performance share units is $1,456.

Stock Options
A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2014	144	$12.89
Exercised	(17)	$9.09
Forfeited	(37)	$12.79
Expired	(8)	$14.22
Stock options outstanding at December 31, 2014	82	$13.62	$—	2.1
Stock options exercisable at December 31, 2014	82	$13.62	$—	2.1
Stock options vested as of December 31, 2014	82	$13.62	$—	2.1
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $56, $914 and $36, respectively. There was no unrecognized compensation cost associated with stock options as of December 31, 2014.
(9) Employee Benefit Plans
Pension Plans
Certain employees of the Company are covered by Company-sponsored pension plans and a supplemental pension plan (collectively, the “pension plans”). These pension plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings. The Company also has a supplemental pension plan, which is a non-qualified, unfunded plan. The Company uses a December 31 measurement date for the pension plans.
The Company-sponsored pension plans are frozen for all employees except for employees represented by the United Steelworkers of America. The assets of the Company-sponsored pension plans are maintained in a single trust account.
The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974, commonly called ERISA.
Components of net periodic pension plans cost (benefit) were as follows:

	2014	2013	2012
Service cost	$453	$699	$608
Interest cost	6,885	6,327	6,832
Expected return on assets	(8,381)	(9,278)	(9,855)
Amortization of prior service cost	282	322	324
Amortization of actuarial loss	1,717	1,942	594
Net periodic pension plans cost (benefit)	$956	$12	$(1,497)
The expected amortization of pension prior service cost and actuarial loss for the next fiscal year are $378 and $3,912, respectively.

The status of the pension plans at December 31, 2014 and 2013 were as follows:

	2014	2013
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$156,989	$181,137
Service cost	453	699
Interest cost	6,885	6,327
Plan change	719	—
Benefit payments	(7,587)	(7,097)
Actuarial loss (gain)	35,863	(24,077)
Projected benefit obligation at end of year	$193,322	$156,989
Change in plan assets:
Fair value of plan assets at beginning of year	$168,408	$187,150
Actual return (loss) on assets	22,521	(11,966)
Employer contributions	329	321
Benefit payments	(7,587)	(7,097)
Fair value of plan assets at end of year	$183,671	$168,408
Funded status – net (liability) prepaid	$(9,651)	$11,419
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$7,092	$16,515
Accrued liabilities	(322)	(325)
Pension benefit obligations	(16,421)	(4,771)
Net amount recognized	$(9,651)	$11,419
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial loss	$(45,009)	$(25,002)
Unrecognized prior service cost	(1,731)	(1,295)
Total	$(46,740)	$(26,297)
Accumulated benefit obligation	$192,638	$156,474
For the plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $66,341, $65,657 and $49,598, respectively, at December 31, 2014 and $5,095, $5,095 and $0, respectively, at December 31, 2013.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans were as follows:

	2014	2013
Discount rate	3.75%	4.50%
Projected annual salary increases	0 - 3.00%	0 - 3.00%
The assumptions used to determine net periodic pension cost (benefit) were as follows:

	2014	2013	2012
Discount rate	4.50%	3.50 - 3.75%	4.25%
Expected long-term rate of return on plan assets	5.25%	5.25%	5.75%
Projected annual salary increases	0 - 3.00%	0 - 3.00%	0 - 3.00%
The Company’s expected return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.

The Company’s pension plan assets are allocated entirely to fixed income securities at December 31, 2014 and 2013.
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
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Fixed income securities (a)	$15,839	$167,882	$—	$183,721
Accounts payable – pending trades				(50)
Total				$183,671
(a) Fixed income securities are comprised of corporate bonds (75%), government bonds (17%), government agencies securities (4%) and other fixed income securities (4%).
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Fixed income securities (b)	$15,629	$152,803	$—	$168,432
Accounts payable – pending trades				(24)
Total				$168,408
(b) Fixed income securities are comprised of corporate bonds (71%), government bonds (20%), government agencies securities (5%) and other fixed income securities (4%).
The estimated future pension benefit payments are:

2015	$7,990
2016	8,392
2017	8,859
2018	9,185
2019	9,597
2020 — 2024	52,697
The Company is party to a multi-employer pension plan in Ohio. If the Company elects to withdraw from the Ohio multi-employer pension plan in the future, it could potentially incur a withdrawal liability at that time. The Ohio multi-employer pension plan withdrawal liability was estimated to be $5,407 as of December 31, 2014. The Company was party to a multi-employer pension plan in California. In 2013, in connection with the January 2013 restructuring plan, the Company closed its facility in Gardena, California and elected to withdraw from the California multi-employer pension plan. The Company incurred a withdrawal liability of $720 which was charged to expense in 2013 within "Restructuring activity" in the Consolidated Statement of Operations.
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.

Components of net periodic postretirement plan (benefit) cost for 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Service cost	$56	$153	$161
Interest cost	76	148	170
Amortization of prior service cost	—	—	—
Amortization of actuarial gain	(336)	(23)	—
Net periodic postretirement plan (benefit) cost	$(204)	$278	$331
The expected amortization of postretirement plan prior service cost and actuarial gain for the next fiscal year are insignificant.
The status of the postretirement plan at December 31, 2014 and 2013 was as follows:

	2014	2013
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$1,977	$4,379
Service cost	56	153
Interest cost	76	148
Benefit payments	(224)	(201)
Actuarial loss (gain)	667	(2,502)
Accumulated postretirement benefit obligation at end of year	$2,552	$1,977
Funded status – net liability	$(2,552)	$(1,977)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(226)	$(139)
Postretirement benefit obligations	(2,326)	(1,838)
Net amount recognized	$(2,552)	$(1,977)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial gain	$2,137	$3,139
Total	$2,137	$3,139
The assumed health care cost trend rates for medical plans at December 31 were as follows:

	2014	2013	2012
Medical cost trend rate	7.00%	7.50%	8.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Year ultimate medical cost trend rate will be reached	2019	2019	2019
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2014 by $114 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2014 by $105 with no significant impact on the annual periodic postretirement benefit cost.
The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	2014	2013	2012
Net periodic postretirement benefit costs	4.00%	3.50%	3.75%
Accumulated postretirement benefit obligations	3.25%	4.00%	3.50%

Retirement Savings Plans
The Company’s retirement savings plan for U.S. employees includes features under Section 401(k) of the Internal Revenue Code. The Company provides a 401(k) matching contribution of 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation. Company contributions cliff vest after two years of employment.
Effective July 1, 2012, the Company's 401(k) plan was amended to include the U.S. employees of Tube Supply. Employees were eligible to participate in the Company's 401(k) plan immediately. Tube Supply's existing plan assets were rolled over into the Company's 401(k) plan during 2012 as a result of this amendment.
The amounts expensed by the Company relating to its 401(k) plan and other international retirement plans were $3,743, $4,265 and $5,260 for the years ended December 31, 2014, 2013 and 2012, respectively.
(10) Restructuring Activity
As part of the Company's efforts to adapt operations to market conditions, restructuring activities related to the Company's organizational structure and operations were announced during January of 2013. In October 2013, the Company announced the consolidation of additional facilities in locations where it had redundant operations, and in June 2014, the company announced organizational changes that included workforce reductions. The October 2013 and June 2014 consolidations and organizational changes were part of the Company's continuous improvement plans to lower structural operating costs. Restructuring activity is primarily included in the Company's Metals segment. Restructuring activity for the Company's Other segment, which includes the costs of the executive, legal, and finance departments shared by both the Metals and Plastics segments, are insignificant.
The Company recorded the following restructuring activity during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Employee termination and related benefits	$937	$2,702
Moving costs associated with plant consolidations	1,450	4,487
Lease termination costs	186	1,448
Gain on sale of fixed assets	(5,533)	—
Other exit costs	—	366
Inventory write-offs	—	1,236
Total (benefit) expense	$(2,960)	$10,239
Restructuring activity during the year ended December 31, 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed a plant consolidation, partially offset by employee termination and related benefits for the workforce reductions announced in June 2014, moving costs associated with plant consolidations announced in October 2013 and lease termination costs related to the restructuring activities announced in January 2013.
Restructuring activity during the year ended December 31, 2013 consisted of moving costs, employee termination and related benefits related to workforce reductions, lease termination costs, inventory write-offs and other exit costs associated with the plant consolidations announced in January and October 2013. The January 2013 announced restructuring activities are complete.
Restructuring activity associated with the write-off of inventory is included in "Cost of materials" in the Consolidated Statement of Operations. All other restructuring activity is recorded to the "Restructuring activity" line item within the Consolidated Statement of Operations as it is incurred. Through December 31, 2014, the Company recognized cumulative net charges of $7,279 related to restructuring activity which was consistent with expectations. The Company anticipates no additional charges for the previously announced restructuring activities.

Restructuring reserve activity for the years ended December 31, 2014 and 2013 is summarized below:

		Period Activity
	Balance January 1	Costs (gains)	Cash (payments) receipts	Impairment	Balance December 31 (a)
2014 Activity:
Employee termination and related benefits	$129	$937	$(1,066)	$—	$—
Moving costs associated with plant consolidations	—	1,450	(1,450)	—	—
Lease termination costs	921	186	(471)	—	636
Gain on sale of fixed assets	—	(5,533)	5,533	—	—
Total 2014 Activity	$1,050	$(2,960)	$2,546	$—	$636
2013 Activity:
Employee termination and related benefits	$—	$2,702	$(2,573)	$—	$129
Moving costs associated with plant consolidations	—	4,487	(4,318)	(169)	—
Lease termination costs	—	1,448	(527)	—	921
Other exit costs	—	366	(366)	—	—
Inventory write-offs	—	1,236	—	(1,236)	—
Total 2013 Activity	$—	$10,239	$(7,784)	$(1,405)	$1,050
(a) Payments on certain of the lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of December 31, 2014, the short-term portion of the lease termination costs in the restructuring liability of $564 is included in "Accrued and other liabilities" and the long-term portion of $72 is included in "Other non-current liabilities" in the Consolidated Balance Sheet.
(11) Income Taxes
(Loss) income before income taxes and equity in earnings of joint venture generated by the Company’s U.S. and non-U.S. operations were as follows:

	2014	2013	2012
U.S.	$(112,904)	$(55,611)	$(28,398)
Non-U.S.	(30,841)	(5,133)	12,856
The Company’s income tax (benefit) expense is comprised of the following:

	2014	2013	2012
Federal
current	$—	$(260)	$(842)
deferred	(6,773)	(16,913)	(1,542)
State
current	361	1,312	629
deferred	(948)	(2,949)	401
Foreign
current	(1,898)	3,242	2,927
deferred	7,905	(4,227)	(143)
	$(1,353)	$(19,795)	$1,430

The reconciliation between the Company’s effective tax rate on income or loss and the U.S. federal income tax rate of 35% is as follows:

	2014	2013	2012
Federal income tax at statutory rates	$(50,310)	$(21,260)	$(5,439)
State income taxes, net of federal income tax benefits	(2,117)	(1,757)	22
Permanent items:
Dividends received deductions	—	(766)	(766)
Convertible debt mark-to-market - non-deductible	—	—	6,206
Goodwill impairment	10,454	—	—
Other permanent differences	285	(124)	480
Federal and state income tax on joint venture	2,912	2,670	2,766
Rate differential on foreign income	11,512	812	(1,680)
Valuation allowance	24,572	—	—
Unrecognized tax benefits	—	—	(557)
Audit settlements	99	—	218
Other	1,240	630	180
Income tax (benefit) expense	$(1,353)	$(19,795)	$1,430
Effective income tax expense rate	0.9%	32.6%	(9.2)%
Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Pension and postretirement benefits	$4,714	$2,526
Deferred compensation	2,109	1,768
Restructuring related and other reserves	943	1,055
Alternative minimum tax and net operating loss carryforward	40,787	24,072
Inventory	5,218	—
Other, net	1,833	69
Deferred tax assets before valuation allowance	55,604	29,490
Valuation allowance	(33,021)	—
Total deferred tax assets	$22,583	$29,490
Deferred tax liabilities:
Depreciation	$9,857	$8,026
Inventory	—	319
Pension	—	5,954
Intangible assets and goodwill	9,129	13,288
Convertible debt discount	5,644	6,833
Other, net	5,628	2,561
Total deferred tax liabilities	30,258	36,981
Net deferred tax liabilities	$7,675	$7,491

As of December 31, 2014, the Company has federal, state and foreign net operating losses ("NOLs") as follows:

	Amount	Expiration Period
Federal	$81,328	2031 to 2034
State	84,596	2015 to 2034
Foreign	19,892	(a)
(a) Foreign NOLs of $1,719 expire in 2014 to 2018 and $18,173 do not expire.
The Company evaluates the recoverability of its deferred tax assets by assessing the adequacy of future taxable income from all sources, including the reversal of deferred tax liabilities, forecasted operating earnings and tax planning strategies. Valuation allowances are recorded against deferred tax assets when it is more likely than not that the amounts will not be realized.
The Company continued to generate losses at a number of its foreign subsidiaries in 2014. The larger than expected 2014 losses, when combined with prior losses, indicated that it was more likely than not that deferred tax assets of these foreign subsidiaries would not be realized. During 2014, a valuation allowance of $2,740 was recorded against all the pre-2014 deferred tax assets of these foreign subsidiaries. The deferred tax assets of these foreign subsidiaries are comprised primarily of net operating loss carry forwards. Additionally, losses generated by these foreign subsidiaries during the year ended December 31, 2014 were not benefited nor are future losses expected to be benefited until these subsidiaries return to profitability and evidence suggests that it is more likely than not that the deferred tax assets will be realized. The impact on the income tax provision of not benefiting the losses was approximately $2,148 for the year ended December 31, 2014.
In the U.S., the Company was in a net deferred tax asset position as of December 31, 2014, prior to the consideration of valuation allowances. The Company continued to generate losses in the U.S. These losses, combined with prior losses, indicated that it was more likely than not that the U.S. deferred tax assets would not be realized. Therefore, the Company recorded a valuation allowance and did not provide a tax benefit on a portion of the losses generated by the U.S. during the year ended December 31, 2014. The impact on the income tax provision of not benefiting the losses was approximately $28,133 for the year ended December 31, 2014. Continued operating losses in future periods and changes to the sources of income identified to utilize the U.S. deferred tax assets that differ significantly from current estimates may result in additional benefits not being recognized and a valuation allowance being recorded against some or all of the remaining U.S. deferred tax assets. The Company did not record valuation allowances against its U.S. deferred tax assets for the year ended December 31, 2013 as the U.S. had sufficient deferred tax liabilities to cover net operating losses.
The valuation allowances in the U.S. and at certain foreign subsidiaries will not be reversed until the Company returns to profitability and determines that it is more likely than not that its deferred tax assets will be realized.
Valuation allowances for the Company’s U.S. and non-U.S. operations were as follows December 31, 2014 and 2013:

	2014	2013	2012
U.S.
Balance, beginning of year	$—	$—	$—
Provision charged to expense	19,684	—	—
Provision charged to accumulated other comprehensive loss	8,449	—	—
Balance, end of year	$28,133	$—	$—
Non-U.S.
Balance, beginning of year	$—	$—	$—
Provision charged to expense	4,888	—	—
Balance, end of year	$4,888	$—	$—
Unrecognized tax benefits of $0, $105 and $105 would impact the effective tax rate if recognized as of December 31, 2014, 2013 and 2012, respectively. The accrued interest and penalties related to unrecognized tax benefits were insignificant at December 31, 2014 and 2013. The interest and penalties recorded by the Company were insignificant for the years ended December 31, 2014, 2013 and 2012.

During 2014, 2013 and 2012, statutes expired on certain unrecognized tax benefits of the Company. The reversal of the reserve of these unrecognized tax benefits was recorded as a component of overall income tax benefit for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company or its subsidiaries files income tax returns in the United States federal jurisdiction, 33 states, and 7 foreign jurisdictions.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2011 to 2014
U.S. States	2010 to 2014
Foreign	2008 to 2014
A 2011 and 2012 income tax audit of the Company's Canadian subsidiary was in process as of December 31, 2014. In February 2015, this audit was closed with no adjustment. During the second quarter of 2012, audits of the Company’s 2008 and 2009 U.S. federal income tax returns were concluded with no significant assessment. Changes to the Company's gross unrecognized tax benefits within the next twelve months, due to the potential for resolution of the examination or expiration of statutes of limitations, are immaterial.
The Company received its 2013 federal income tax refund of $1,500 during October 2014, its 2012 federal income tax refund of $2,590 during October 2013 and its 2010 federal income tax refund of $2,025 during February 2012.
(12) Commitments and Contingent Liabilities
As of December 31, 2014, the Company had $5,842 of irrevocable letters of credit outstanding which primarily consisted of $3,000 for collateral associated with commodity hedges and $1,842 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013. The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers. The Company has incurred costs for warranty and other customer claims associated with these alleged quality defects of $1,150 to date, of which $90 and $1,060 were included as reductions of net sales for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the Company is not aware of any remaining active claims for compensation as a result of the alleged quality defects. The Company is pursuing claims against the original supplier of the products. While the Company does not currently expect further claims related to the alleged quality defects, there can be no assurance that additional claims will not arise or that the Company will not incur further losses related to such claims in the future.
(13) Segment Reporting
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
The Company operates primarily in North America. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Net sales
United States	$736,236	$817,714	$988,161
All other countries	243,601	235,352	282,207
Total	$979,837	$1,053,066	$1,270,368
Long-lived assets
United States	$58,278	$63,667	68,253
All other countries	14,557	13,027	11,387
Total	$72,835	$76,694	79,640
Segment information as of and for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Net Sales	Operating (Loss) Income	Total Assets	Capital Expenditures	Depreciation & Amortization
2014
Metals segment	$841,672	$(94,708)	$489,563	$11,184	$24,380
Plastics segment	138,165	6,354	60,970	1,167	1,664
Other (a)	—	(10,520)	37,443	—	—
Consolidated	$979,837	$(98,874)	$587,976	$12,351	$26,044
2013
Metals segment	$918,298	$(11,571)	$580,570	$10,181	$24,579
Plastics segment	134,768	4,278	57,373	1,423	1,609
Other (a)	—	(8,379)	41,879	—	—
Consolidated	$1,053,066	$(15,672)	$679,822	$11,604	$26,188
2012
Metals segment	$1,143,884	$48,473	$693,803	$9,819	$24,480
Plastics segment	126,484	3,188	56,149	1,831	1,387
Other (a)	—	(11,865)	38,854	—	—
Consolidated	$1,270,368	$39,796	$788,806	$11,650	$25,867
(a) “Other” – Operating loss includes the costs of executive, legal and elements of the finance department, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.

Below are reconciliations of segment data to the consolidated loss before income taxes:

	2014	2013	2012
Operating (loss) income	$(98,874)	$(15,672)	$39,796
Interest expense, net	(40,548)	(40,542)	(41,090)
Interest expense - unrealized loss on debt conversion option	—	—	(15,597)
Loss on extinguishment of debt	—	(2,606)	—
Other (expense) income	(4,323)	(1,924)	1,349
Loss before income taxes and equity in earnings of joint venture	(143,745)	(60,744)	(15,542)
Equity in earnings of joint venture	7,691	6,987	7,224
Consolidated loss before income taxes	$(136,054)	$(53,757)	$(8,318)
(14) Guarantor Financial Information
The Company's Senior Secured Notes are guaranteed by certain 100% directly owned subsidiaries of the Company (the "Guarantors"). As of December 31, 2014, the Guarantors included Total Plastics, Inc., Advanced Fabricating Technology, LLC, Keystone Tube Company, LLC and Paramount Machine Company, LLC, each of which fully and unconditionally guarantee the Senior Secured Notes on a joint and several basis.
The accompanying financial statements have been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The financial statements present condensed consolidating financial information for A. M. Castle & Co. (the "Parent"), the Guarantors, the non-guarantor subsidiaries (all other subsidiaries) and an elimination column for adjustments to arrive at the information for the Parent, Guarantors, and non-guarantors on a consolidated basis. The condensed consolidating financial information has been prepared on the same basis as the consolidated statements of the Parent. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet As of December 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$511	$977	$6,966	$—	$8,454
Accounts receivable, less allowance for doubtful accounts	66,178	19,303	45,522	—	131,003
Receivables from affiliates	2,071	81	—	(2,152)	—
Inventories	142,314	19,320	75,366	(68)	236,932
Prepaid expenses and other current assets	3,490	1,033	8,506	—	13,029
Total current assets	214,564	40,714	136,360	(2,220)	389,418
Investment in joint venture	37,443	—	—	—	37,443
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	42,772	—	13,783	—	56,555
Other assets	18,766	—	996	(1,010)	18,752
Investment in subsidiaries	70,274	—	—	(70,274)	—
Receivables from affiliates	113,188	36,607	2,157	(151,952)	—
Property, plant and equipment, net	46,094	12,184	14,557	—	72,835
Total assets	$543,101	$102,478	$167,853	$(225,456)	$587,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,613	$8,055	$19,114	$—	$68,782
Payables due to affiliates	2,071	—	81	(2,152)	—
Other current liabilities	18,841	3,065	6,092	—	27,998
Current portion of long-term debt	691	—	46	—	737
Total current liabilities	63,216	11,120	25,333	(2,152)	97,517
Long-term debt, less current portion	307,327	—	2,050	—	309,377
Payables due to affiliates	—	5,581	146,371	(151,952)	—
Deferred income taxes	—	5,524	3,846	(1,010)	8,360
Other non-current liabilities	22,238	—	164	—	22,402
Stockholders’ equity (deficit)	150,320	80,253	(9,911)	(70,342)	150,320
Total liabilities and stockholders’ equity	$543,101	$102,478	$167,853	$(225,456)	$587,976

Condensed Consolidating Balance Sheet As of December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8,675	$495	$21,659	$—	$30,829
Accounts receivable, less allowance for doubtful accounts	67,536	18,305	42,703	—	128,544
Receivables from affiliates	2,811	—	—	(2,811)	—
Inventories	133,139	16,357	65,472	(68)	214,900
Prepaid expenses and other current assets	8,383	2,244	5,993	(202)	16,418
Total current assets	220,544	37,401	135,827	(3,081)	390,691
Investment in joint venture	41,879	—	—	—	41,879
Goodwill	41,504	12,973	14,812	—	69,289
Intangible assets, net	52,703	—	16,786	—	69,489
Other assets	28,145	—	3,635	—	31,780
Investment in subsidiaries	119,075	—	—	(119,075)	—
Receivables from affiliates	87,247	34,637	1,465	(123,349)	—
Property, plant and equipment, net	50,812	12,855	13,027	—	76,694
Total assets	$641,909	$97,866	$185,552	$(245,505)	$679,822
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,233	$8,274	$20,070	$—	$69,577
Payables due to affiliates	2,270	—	541	(2,811)	—
Other current liabilities	22,801	944	7,622	—	31,367
Current portion of long-term debt	371	—	26	—	397
Total current liabilities	66,675	9,218	28,259	(2,811)	101,341
Long-term debt, less current portion	245,561	—	38	—	245,599
Payables due to affiliates	—	6,579	116,770	(123,349)	—
Deferred income taxes	7,823	7,061	(4,151)	—	10,733
Other non-current liabilities	11,956	—	299	—	12,255
Stockholders’ equity	309,894	75,008	44,337	(119,345)	309,894
Total liabilities and stockholders’ equity	$641,909	$97,866	$185,552	$(245,505)	$679,822

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the year ended December 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$609,507	$138,165	$243,658	$(11,493)	$979,837
Costs, expenses and (gains):
Cost of materials (exclusive of depreciation and amortization)	460,104	97,981	199,851	(11,493)	746,443
Warehouse, processing and delivery expense	101,473	11,772	27,314	—	140,559
Sales, general and administrative expense	71,659	18,303	22,503	—	112,465
Restructuring activity, net	(3,184)	—	224	—	(2,960)
Depreciation and amortization expense	19,592	2,201	4,251	—	26,044
Impairment of goodwill	41,308	—	14,852	—	56,160
Operating (loss) income	(81,445)	7,908	(25,337)	—	(98,874)
Interest expense, net	(25,658)	—	(14,890)	—	(40,548)
Loss on extinguishment of debt	—	—	—	—	—
Other expense, net	—	—	(4,323)	—	(4,323)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(107,103)	7,908	(44,550)	—	(143,745)
Income taxes	8,134	(2,663)	(4,323)	205	1,353
Equity in losses of subsidiaries	(43,422)	—	—	43,422	—
Equity in earnings of joint venture	7,691	—	—	—	7,691
Net (loss) income	(134,700)	5,245	(48,873)	43,627	(134,701)

Comprehensive (loss) income:
Foreign currency translation adjustments	(5,377)	—	(5,377)	5,377	(5,377)
Change in unrecognized pension and postretirement benefit costs, net of tax	(21,445)	—	—	—	(21,445)
Other comprehensive (loss) income	(26,822)	—	(5,377)	5,377	(26,822)
Net (loss) income	(134,700)	5,245	(48,873)	43,627	(134,701)
Comprehensive (loss) income	$(161,522)	$5,245	$(54,250)	$49,004	$(161,523)

Condensed Consolidating Statement of Operations Comprehensive (Loss) Income For the year ended December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$711,942	$134,768	$236,714	$(30,358)	$1,053,066
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	528,008	95,953	185,605	(30,358)	779,208
Warehouse, processing and delivery expense	104,897	12,104	23,933	—	140,934
Sales, general and administrative expense	72,060	18,195	23,150	—	113,405
Restructuring activity, net	7,006	—	1,997	—	9,003
Depreciation and amortization expense	19,977	2,154	4,057	—	26,188
Operating (loss) income	(20,006)	6,362	(2,028)	—	(15,672)
Interest expense, net	(25,760)	—	(14,782)	—	(40,542)
Loss on extinguishment of debt	(2,606)	—	—	—	(2,606)
Other expense, net	—	—	(1,924)	—	(1,924)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(48,372)	6,362	(18,734)	—	(60,744)
Income taxes	16,361	(2,349)	5,783	—	19,795
Equity in losses of subsidiaries	(8,938)	—	—	8,938	—
Equity in earnings of joint venture	6,987	—	—	—	6,987
Net (loss) income	(33,962)	4,013	(12,951)	8,938	(33,962)

Comprehensive (loss) income:
Foreign currency translation adjustments	(2,295)	—	(2,295)	2,295	(2,295)
Change in unrecognized pension and postretirement benefit costs, net of tax	4,623	—	—	—	4,623
Other comprehensive income (loss)	2,328	—	(2,295)	2,295	2,328
Net (loss) income	(33,962)	4,013	(12,951)	8,938	(33,962)
Comprehensive (loss) income	$(31,634)	$4,013	$(15,246)	$11,233	$(31,634)

Condensed Consolidating Statement of Operations Comprehensive (Loss) Income For the year ended December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$898,324	$126,484	$282,275	$(36,715)	$1,270,368
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	655,203	90,983	217,749	(36,648)	927,287
Warehouse, processing and delivery expense	112,745	11,342	24,169	—	148,256
Sales, general and administrative expense	89,372	16,788	23,002	—	129,162
Depreciation and amortization expense	19,833	2,042	3,992	—	25,867
Operating income (loss)	21,171	5,329	13,363	(67)	39,796
Interest (expense) income, net	(27,801)	21	(13,310)	—	(41,090)
Interest expense - unrealized loss on debt conversion option	(15,597)	—	—	—	(15,597)
Other income, net	—	—	1,349	—	1,349
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(22,227)	5,350	1,402	(67)	(15,542)
Income taxes	1,272	(1,996)	(503)	(203)	(1,430)
Equity in earnings of subsidiaries	3,983	—	—	(3,983)	—
Equity in earnings of joint venture	7,224	—	—	—	7,224
Net (loss) income	(9,748)	3,354	899	(4,253)	(9,748)

Comprehensive (loss) income:
Foreign currency translation adjustments	2,369	—	2,369	(2,369)	2,369
Change in unrecognized pension and postretirement benefit costs, net of tax	(3,616)	—	—	—	(3,616)
Other comprehensive (loss) income	(1,247)	—	2,369	(2,369)	(1,247)
Net (loss) income	(9,748)	3,354	899	(4,253)	(9,748)
Comprehensive (loss) income	$(10,995)	$3,354	$3,268	$(6,622)	$(10,995)

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(134,700)	$5,245	$(48,873)	$43,627	$(134,701)
Equity in losses of subsidiaries	43,422	—	—	(43,422)	—
Adjustments to reconcile net (loss) income to cash (used in) from operating activities	50,994	(265)	9,100	(205)	59,624
Net cash (used in) from operating activities	(40,284)	4,980	(39,773)	—	(75,077)
Investing activities:
Capital expenditures	(5,642)	(1,530)	(5,179)	—	(12,351)
Proceeds from sale of property, plant and equipment	7,464	—	—	—	7,464
Net advances to subsidiaries	(25,941)	—	—	25,941	—
Net cash (used in) from investing activities	(24,119)	(1,530)	(5,179)	25,941	(4,887)
Financing activities:
Proceeds from long-term debt	459,406	—	2,998	—	462,404
Repayments of long-term debt	(402,774)	—	(1,037)	—	(403,811)
Net intercompany (repayments) borrowings	—	(2,968)	28,909	(25,941)	—
Other financing activities, net	(393)	—	—	—	(393)
Net cash from (used in) financing activities	56,239	(2,968)	30,870	(25,941)	58,200
Effect of exchange rate changes on cash and cash equivalents	—	—	(611)	—	(611)
Net change in cash and cash equivalents	(8,164)	482	(14,693)	—	(22,375)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of year	$511	$977	$6,966	$—	$8,454

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2013

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(33,962)	$4,013	$(12,951)	$8,938	$(33,962)
Equity in losses of subsidiaries	8,938	—	—	(8,938)	—
Adjustments to reconcile net (loss) income to cash from operating activities	86,665	1,298	20,384	—	108,347
Net cash from operating activities	61,641	5,311	7,433	—	74,385
Investing activities:
Capital expenditures	(6,700)	(1,466)	(3,438)	—	(11,604)
Proceeds from sale of property, plant and equipment	778	9	7	—	794
Net cash used in investing activities	(5,922)	(1,457)	(3,431)	—	(10,810)
Financing activities:
Proceeds from long-term debt	115,300	—	—	—	115,300
Repayments of long-term debt	(166,190)	—	(4,155)	—	(170,345)
Net intercompany (repayments) borrowings	(1,896)	(4,262)	6,158	—	—
Other financing activities, net	1,636	—	(496)	—	1,140
Net cash (used in) from financing activities	(51,150)	(4,262)	1,507	—	(53,905)
Effect of exchange rate changes on cash and cash equivalents	—	—	(448)	—	(448)
Net change in cash and cash equivalents	4,569	(408)	5,061	—	9,222
Cash and cash equivalents - beginning of year	4,106	903	16,598	—	21,607
Cash and cash equivalents - end of year	$8,675	$495	$21,659	$—	$30,829

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2012

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(9,748)	$3,354	$899	$(4,253)	$(9,748)
Equity in earnings of subsidiaries	(3,983)	—	—	3,983	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	22,233	2,208	(9,612)	270	15,099
Net cash from (used in) operating activities	8,502	5,562	(8,713)	—	5,351
Investing activities:
Acquisition/Investment of businesses, net of cash acquired	(6,472)	—	—	—	(6,472)
Capital expenditures	(6,374)	(1,862)	(2,885)	—	(11,121)
Proceeds from sale of property, plant and equipment	150	—	3	—	153
Net cash used in investing activities	(12,696)	(1,862)	(2,882)	—	(17,440)
Financing activities:
Proceeds from long-term debt	756,550	—	10,540	—	767,090
Repayments of long-term debt	(745,838)	—	(17,049)	—	(762,887)
Net intercompany (repayments) borrowings	(13,255)	(2,804)	16,059	—	—
Other financing activities, net	(1,267)	—	(27)	—	(1,294)
Net cash from (used in) financing activities	(3,810)	(2,804)	9,523	—	2,909
Effect of exchange rate changes on cash and cash equivalents	—	—	263	—	263
Net change in cash and cash equivalents	(8,004)	896	(1,809)	—	(8,917)
Cash and cash equivalents - beginning of year	12,110	7	18,407	—	30,524
Cash and cash equivalents - end of year	$4,106	$903	$16,598	$—	$21,607

(15) Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$253,410	$249,492	$245,469	$231,466
Gross profit (a)	23,041	14,647	20,213	8,890
Net loss (b)	(15,998)	(72,298)	(7,325)	(39,080)
Basic loss per share	$(0.69)	$(3.10)	$(0.31)	$(1.62)
Diluted loss per share	$(0.69)	$(3.10)	$(0.31)	$(1.62)
Common stock dividends declared	$—	$—	$—	$—
2013
Net sales	$292,714	$273,410	$253,713	$233,229
Gross profit (a)	31,128	29,496	25,747	20,365
Net loss (b)	(10,622)	(3,799)	(6,911)	(12,630)
Basic loss per share	$(0.46)	$(0.16)	$(0.30)	$(0.54)
Diluted loss per share	$(0.46)	$(0.16)	$(0.30)	$(0.54)
Common stock dividends declared	$—	$—	$—	$—
(a) Gross profit equals net sales less cost of materials, warehouse, processing, and delivery costs and depreciation and amortization expense.
(b) Results include restructuring activity for all quarters presented and a $56,160 goodwill impairment charge for second quarter of 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Kreher Steel Company, LLC, a 50% owned joint venture, the Company’s investment in which is accounted for by use of the equity method. The Company’s equity of $37,443 and $41,879 in Kreher Steel Company, LLC’s net assets at December 31, 2014 and 2013, respectively, and of $7,691, $6,987, and $7,224 in that company’s comprehensive income for the years ended December 31, 2014, 2013, and 2012, respectively, are included in the accompanying consolidated financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kreher Steel Company, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 6, 2015

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED BALANCE SHEETS December 31,

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,091,123	$3,499,350
Accounts receivable (net of allowance for doubtful accounts of $485,172 in 2014 and $475,000 in 2013)	25,686,268	23,997,664
Inventory, net	64,513,673	53,054,067
Deferred taxes	1,153,708	781,288
Prepaid income taxes	566,087	639,063
Prepaid expenses and other current assets	667,768	855,497
Total current assets	93,678,627	82,826,929

Property and equipment
Land and building	14,785,593	14,639,129
Machinery and equipment	20,217,761	18,068,234
Furniture, fixtures and office equipment	2,160,436	2,200,724
Automobiles and trucks	1,106,946	949,359
Leasehold improvements	2,700,101	2,340,211
Construction in progress	345,996	259,379
	41,316,833	38,457,036
Less accumulated depreciation and amortization	18,620,949	16,738,303
Property and equipment, net	22,695,884	21,718,733
Deferred financing costs, net of amortization	76,290	87,969
Goodwill	3,525,247	3,525,247
Intangible assets, net of amortization	30,624	153,120
Other assets	49,633	130,073
	$120,056,305	$108,442,071

LIABILITIES AND MEMBER'S CAPITAL
Current liabilities
Current portion of long-term debt	$17,816	$208,365
Accounts payable	9,489,017	8,498,498
Accrued expenses	2,389,143	1,841,036
Total current liabilities	11,895,976	10,547,899
Revolving line of credit	33,100,000	12,300,000
Deferred taxes, non-current	2,330,923	2,096,471
Long-term debt, less current portion	38,741	1,706,557
Commitments and contingencies
Member's capital	72,690,665	81,791,144
	$120,056,305	$108,442,071

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Years ended December 31,

	2014	2013	2012
Net revenues	$259,486,523	$230,350,590	$257,776,157
Cost of sales	216,093,492	192,600,138	213,490,152
Gross profit	43,393,031	37,750,452	44,286,005
Operating expenses
Selling	13,670,360	12,466,985	12,970,475
General and administrative	10,263,243	8,956,275	12,657,611
Total operating expenses	23,933,603	21,423,260	25,628,086
Earnings from operations	19,459,428	16,327,192	18,657,919
Other expense (income)
Interest expense	343,640	397,256	519,416
Interest income	(2,985)	(155)	(3,263)
Other income, net	(191,268)	(190,593)	(169,015)
Net earnings before taxes	19,310,041	16,120,684	18,310,781
Income tax provision	3,755,450	2,401,060	3,708,101
NET EARNINGS	15,554,591	13,719,624	14,602,680

Other comprehensive income
Foreign currency translation adjustment	(397,812)	(362,989)	15,554
COMPREHENSIVE INCOME	$15,156,779	$13,356,635	$14,618,234

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL Three years ended December 31, 2014

					Accumulated
					other	Total
	Member's	Retained	Accumulated	Treasury	comprehensive	member's
	contribution	earnings	distributions	stock	income	capital
Balance at January 1, 2012, 400 units	7,042,411	102,058,281	(32,661,153)	(5,240,092)	—	71,199,447
Net earnings	—	14,602,680	—	—	—	14,602,680
Distributions	—	—	(9,457,600)	—	—	(9,457,600)
Foreign currency translation adjustment	—	—	—	—	15,544	15,544
Balance at December 31, 2012, 400 units	7,042,411	116,660,961	(42,118,753)	(5,240,092)	15,544	76,360,071
Net earnings	—	13,719,624	—	—	—	13,719,624
Distributions	—	—	(7,925,562)	—	—	(7,925,562)
Foreign currency translation adjustment	—	—	—	—	(362,989)	(362,989)
Balance at December 31, 2013, 400 units	7,042,411	130,380,585	(50,044,315)	(5,240,092)	(347,445)	81,791,144
Net earnings	—	15,554,591	—	—	—	15,554,591
Distributions	—	—	(24,257,258)	—	—	(24,257,258)
Foreign currency translation adjustment	—	—	—	—	(397,812)	(397,812)
Balance at December 31, 2014, 400 units	$7,042,411	$145,935,176	$(74,301,573)	$(5,240,092)	$(745,257)	$72,690,665

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31,

	2014	2013	2012
Cash flows from operating activities
Net earnings	$15,554,591	$13,719,624	$14,602,680
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,293,664	2,216,894	2,033,956
Deferred taxes	(137,968)	(390,537)	726,671
Bad debt expense (adjustment)	48,602	(607,635)	2,595,710
(Gain) loss on sale of property and equipment	20,487	9,635	(4,851)
Changes in assets and liabilities
Accounts receivable	(1,835,526)	(5,400,225)	10,129,971
Inventory	(11,766,966)	13,591,901	2,339,061
Prepaid expenses and other assets	340,740	608,511	(1,400,121)
Accounts payable	891,895	(1,344,931)	(9,596,997)
Accrued expenses	553,598	(723,252)	(1,075,536)
Net cash provided by operating activities	5,963,117	21,679,985	20,350,544
Cash flows from investing activities
Purchases of property and equipment	(3,042,371)	(1,835,528)	(5,219,841)
Proceeds from sale of property and equipment	54,963	89,467	145,605
Net cash used in investing activities	(2,987,408)	(1,746,061)	(5,074,236)
Cash flows from financing activities
Repayment on revolving lines of credit	(7,700,000)	(25,100,000)	(37,376,804)
Borrowings on revolving lines of credit	28,500,000	13,400,000	26,376,804
Repayment of long-term debt	(1,858,365)	(164,679)	(217,310)
Distributions to member	(24,257,258)	(7,925,562)	(9,457,600)
Net cash used in financing activities	(5,315,623)	(19,790,241)	(20,674,910)
Effect of exchange rate changes on cash and cash equivalents	(68,313)	(17,688)	28,137
Net (decrease) increase in cash and cash equivalents	(2,408,227)	125,995	(5,370,465)
Cash and cash equivalents at beginning of year	3,499,350	3,373,355	8,743,820
Cash and cash equivalents at end of year	$1,091,123	$3,499,350	$3,373,355
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$243,487	$346,089	$422,074
Income taxes, net of refunds	3,770,000	1,994,098	4,855,764
Supplemental disclosures of non-cash investing and financing activities
Acquisition of machinery and equipment through capital leases	$—	$46,969	$—
Acquisition of property and equipment through accounts payable	$165,594	$19,320	$39,005

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2014 and 2013, the Company had approximately $909,000 and $2,746,000, respectively, in excess of FDIC insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. At December 31, 2014 and 2013, the Company had approximately $339,000 and $697,000, respectively of cash in foreign bank accounts. The Company’s cash in foreign bank accounts is insured up to $100,000.

Shipping and Handling Fees

For the years ended December 31, 2014, 2013 and 2012, shipping and handling costs billed to customers amounted to approximately $1,859,000, $1,174,000 and $1,548,000, respectively, and were included in selling expenses.

Financial Instruments and Risk Management

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas. At December 31, 2014, 2013 and 2012, there were no individual customers that made up more than 10% of consolidated sales.

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

Prices for steel fluctuate based on worldwide production and, as a result, the Company is subject to the risk of future changing market prices. Furthermore, the Company purchased approximately 9%, 7% and 6% of its inventory from foreign suppliers for the years ended December 31, 2014, 2013 and 2012, respectively.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the specific identification method. The Company provides a reserve for obsolete and slow-moving inventory. As of December 31, 2014 and 2013, the reserve for obsolete and slow-moving inventory was approximately $1,774,000 and $1,829,000, respectively.

Changes in the Company’s inventory reserve are as follows at December 31:

	2014	2013

Beginning balance	$1,828,606	$809,667
Provision	106,663	1,146,834
Write-offs	(161,308)	(127,895)

Total inventory reserve	$1,773,961	$1,828,606

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on the straight-line method and the estimated useful lives of the property and equipment. Depreciation of leasehold improvements is based on the estimated useful life or the term of the lease, whichever is shorter. The Company uses an accelerated method of depreciation for tax purposes. Depreciation expense for December 31, 2014, 2013 and 2012, was approximately $2,177,000, $2,098,000 and $1,911,000, respectively.

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

Long-lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No triggering events were identified during each year presented that would require an impairment analysis. Additionally, no assets were held for disposal as of December 31, 2014 or 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price paid over the fair values of net assets acquired and liabilities assumed in the Company’s acquisitions.

Intangible assets include non-competition agreements and non-contractual customer relationships. The fair value of identifiable intangible assets was estimated based on discounted future cash flow projections. Intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of intangible assets was eight years as of December 31, 2014.

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

Management is required to evaluate goodwill for impairment on an annual basis. The Company tests for impairment using a two-step process that involves (1) comparing the estimated fair value of the reporting unit to its carrying value including goodwill and (2) comparing the estimated implied fair value of goodwill and intangible assets to its carrying value. Goodwill and intangible assets were valued on the date of the acquisition. As of December 31, 2014 and 2013, there was no impairment of the goodwill or intangible assets acquired based on the analysis performed.

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

Economic Dependency - Major Suppliers

During the years ended December 31, 2014, 2013 and 2012, the Company purchased approximately 46%, 51% and 44%, respectively, of its materials from five suppliers.

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

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2014 and 2013, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first run. The Company expensed advertising costs of approximately $140,000, $158,000 and $102,000 in 2014, 2013 and 2012, respectively.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year’s presentation.

NOTE B - INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method, using the remaining useful life, and are as follows at December 31, 2014:

Remaining
Asset description	useful life

Non-contractual customer relationships	.25 years

The following is a summary of intangible assets at December 31:

	2014	2013
Intangible assets
Finite life
Non-compete agreements	$220,000	$220,000
Non-contractual customer relationships	980,000	980,000

	1,200,000	1,200,000

Less accumulated amortization	1,169,376	1,046,880

Net intangible assets	$30,624	$153,120

Amortization expense related to identifiable intangible assets was $122,496, $122,496 and $122,496 for the years ended December 31, 2014, 2013 and 2012, respectively. The intangible assets related to the non-compete agreements became fully amortized during 2011. As of December 31, 2014, the remaining balance will be fully amortized during the year ending December 31, 2015, in the amount of $30,624.

NOTE C - TRANSACTIONS WITH AFFILIATES

At December 31, 2014 and 2013, there were no accounts receivable from companies related through common ownership.

Included in accounts payable at December 31, 2014 and 2013, was approximately $17,000 and $8,000, respectively, due to companies related through common ownership.

Sales to and purchases from companies related through common ownership for the year ended December 31, 2014, were approximately $364,000 and $4,178,000, respectively, for the year ended December 31, 2013, were approximately $118,000 and $1,226,000, respectively, and for the year ended December 31, 2012, were approximately $695,000 and $809,000, respectively.

NOTE D - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows at December 31:

	2014	2013

Beginning balance	$475,000	$1,435,000
Bad debt expense (adjustment)	48,602	(607,635)
Recoveries	1,250	8,196
Accounts written off	(39,680)	(360,561)

Total allowance for doubtful accounts	$485,172	$475,000

NOTE E - DEBT

Debt as of December 31, 2014 and 2013, is as follows:

	2014	2013
Notes payable
Michigan Strategic Fund Limited Obligation Revenue Bonds (2000)	$—	$795,000
Michigan Strategic Fund Limited Obligation Revenue Bonds (2006)	—	1,050,000

Total notes payable	—	1,845,000

Revolving line of credit	33,100,000	12,300,000

Total debt	$33,100,000	$14,145,000

In April 2012, the Company entered into a new loan agreement. The loan named both the Company and its subsidiary, Special Metals, Inc., as co-borrowers. In June 2014, the Company amended the agreement to include Kreher Wire Processing, Inc. as a co-borrower. The loan is for $50,000,000, which can be increased to $65,000,000 in $5,000,000 increments. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. The outstanding balance on the LIBOR portion at a rate of 1.42% was $29,000,000 at December 31, 2014. The outstanding balance on the prime rate portion at a rate of 3.25% was $4,100,000 at December 31, 2014. The loan is secured by the Company’s receivables, inventory and fixed assets. As of December 31, 2014, the Company’s debt of $33,100,000 is set to mature during the year ending December 31, 2019. There are no earlier dates of maturity. The carrying value of debt approximates fair value given the variable nature of the interest rates.

The Company is in compliance with all covenants related to the revolving credit agreements and all other notes payable.

In 2000, the Company’s subsidiary, Kreher Wire Processing, Inc., obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $4,900,000. Interest is charged at a variable rate as defined in the agreement. In February 2014, the bonds were called for full redemption. The interest rate as of December 31, 2013, was 0.16%.

In 2006, Kreher Wire Processing, Inc. obtained a Michigan Strategic Fund Limited Obligation Revenue Bond for $2,695,000. Interest is charged at a variable rate as defined in the agreement. In February 2014, the bonds were called for full redemption. The interest rate as of December 31, 2013, was 0.16%.

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

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets
Accounts receivable and inventory reserves	$1,153,708	$781,288

Deferred tax liabilities
Amortization of intangibles	(12,250)	(61,248)
Depreciation and other	(2,318,673)	(2,035,223)

Total deferred tax liabilities	(2,330,923)	(2,096,471)

Net deferred tax liabilities	$(1,177,215)	$(1,315,183)

The net current and non-current components of the deferred income taxes recognized in the balance sheets at December 31, 2014 and 2013, are as follows:

	2014	2013

Net current assets	$1,153,708	$781,288
Net long-term liabilities	(2,330,923)	(2,096,471)

Total net deferred tax liabilities	$(1,177,215)	$(1,315,183)

Income tax expense consists of the following components as of December 31:

	2014	2013	2012
Current
Federal	$3,289,892	$2,553,576	$2,673,070
State	593,421	212,006	398,649
Foreign	10,105	26,015	(90,289)
Deferred	(137,968)	(390,537)	726,671

Total income tax expense	$3,755,450	$2,401,060	$3,708,101

The differences between the federal statutory rate of 34% and the effective rate are due to state income taxes, permanent deductions and the fact that no tax provisions are recorded for operations attributable to Kreher Steel Company, LLC in the accompanying financial statements. Tax years dated back to December 31, 2011, are open for federal and state tax audit purposes. The total effective rate of the subsidiaries at December 31, 2014, 2013 and 2012, was 19.4%, 14.9% and 20.2%, respectively.

A reconciliation of the effective income tax rate to the U.S. statutory tax rate is as follows:

	2014	2013	2012

U.S. statutory tax rate	34.0%	34.0%	34.0%
Non-taxable LLC income	(16.2)	(19.8)	(16.2)
State and local taxes - net of federal tax expense	3.1	1.6	2.2
Foreign taxes	(0.1)	(0.1)	(0.2)
Permanent and other	(1.4)	(0.8)	0.4

Effective tax rate	19.4%	14.9%	20.2%

NOTE G - COMMITMENTS

Operating Lease Commitments

The Company leases certain equipment and warehouse space under operating lease obligations with rent escalation clauses for the warehouse space only. Accordingly, the Company has recorded these lease obligations on a straight-line basis and recorded a deferred rent liability of approximately $28,000 and $20,000 for the years ended December 31, 2014 and 2013, respectively. Rent expense, net of sublease income for the years ended December 31, 2014, 2013 and 2012, was approximately $1,220,000, $1,335,000 and $1,339,000, respectively. The following shows minimum future rental payments for the next five years under these obligations:

Years ending December 31,

2015	$692,732
2016	634,636
2017	492,296
2018	444,659
2019 and thereafter	230,062

Capital Lease Commitments

In 2010 and 2013, Special Metals, Inc. entered into several lease agreements that met the criteria for capitalization. At December 31, 2014 and 2013, the gross amount of cost related to capital leases included in machinery and equipment was approximately $197,000. Related accumulated amortization at December 31, 2014 and 2013 was approximately $154,000 and $137,000, respectively. The total rental payments incurred for the years ended December 31, 2014, 2013 and 2012, were approximately $44,000, $57,000 and $73,000, respectively.

At December 31, 2014, the Company had assets held as capital leases with a net book value of $43,000 included in property, plant and equipment. Total future capital lease obligations relating to the leases are as follows:

Years ending December 31,
2015	$42,400
2016	27,310
2017	27,310
2018	20,482
Total future capital lease obligation payments	117,502
Less amounts representing interest	(60,945)
Present value of future capital lease obligation payments	$56,557

Health Insurance

The Company and its wholly owned subsidiary maintained a fully insured health insurance plan. On January 1, 2014, the Company and the wholly owned subsidiary changed to a partially self-funded plan under which the Company is self-insured to a maximum of $65,000 per individual per year. The maximum Company liability is approximately $2,267,000 for the group as a whole. Approximately $1,977,000, $2,060,000 and $1,955,000 was expensed in 2014, 2013 and 2012, respectively, under these plans. The Company has accrued approximately $306,000 for health insurance claims not processed at December 31, 2014.

NOTE H - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified plan under Section 401(k) of the Internal Revenue Code. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of the lesser of 60% of eligible compensation or $17,500 (the federal limit for 2014 and 2013). The Company has a non-discretionary match of 100%, up to 4% of what employees elect. The Company also has a profit-sharing match of $500 per participant, which is discretionary. This discretionary match was paid in 2014, 2013 and 2012. Participants are fully vested at all times in their contributions and become fully vested in the Company’s contributions over a defined period. Approximately $301,000, $276,000 and $280,000 was charged to expense for the years ended December 31, 2014, 2013 and 2012, respectively. The plan is responsible for costs associated with its administration.

The Company also maintains a qualified plan under Section 401(k) of the Internal Revenue Code at a wholly owned subsidiary. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of $17,500 (the federal limit for 2014 and 2013). The Company will match contributions at the discretion of management. The Company also has a discretionary profit-sharing contribution. Participants are fully vested in all contributions. During 2014, 2013 and 2012, approximately $420,000, $360,000 and $320,000, respectively, was charged to expense. The plan is responsible for costs associated with its administration.

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

NOTE K - SUBSEQUENT EVENTS

The Company evaluated its December 31, 2014, financial statements for subsequent events through February 20, 2015, the date the financial statements were available to be issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kreher Steel Company, LLC

We have audited the accompanying consolidated balance sheets of Kreher Steel Company, LLC (a Delaware limited liability company) and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, member’s capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreher Steel Company, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Chicago, Illinois
February 20, 2015

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Interim Chief Financial Officer (Interim CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and Interim CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

(a) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 rule 240.13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Interim Chief Financial Officer to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Company, under the direction of its Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
A.M. Castle & Co.
Oak Brook, Illinois

We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31,2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 6, 2015

(c) Change in Internal Control Over Financial Reporting

An evaluation was performed by the Company’s management, including the CEO and Interim CFO, of any changes in internal controls over financial reporting that occurred during the last fiscal quarter and that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B — Other Information
None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. All additional information required to be filed in Part III, Item 10, Form 10-K has been included in the sections of the Company's Definitive Proxy Statement for its 2015 annual meeting of shareholders (fiscal 2014 Proxy Statement) dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end, entitled “Company Proposals,” “Certain Governance Matters,” and “Section 16(A) Beneficial Ownership Reporting Compliance,” and is hereby incorporated by this specific reference.
ITEM 11 — Executive Compensation
All information required to be filed in Part III, Item 11, Form 10-K, has been included in the sections of the fiscal 2014 Proxy Statement entitled “Compensation Discussion and Analysis,” “Report of the Human Resources Committee,” “Compensation Committee Interlocks and Insider Participation”, “Compensation Risk”, “Non-Employee Director Compensation,” and “Executive Compensation and Other Information” and is hereby incorporated by this specific reference.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be filed in Part III, Item 12, Form 10-K, has been included in the sections of the fiscal 2014 Proxy Statement entitled “Security Ownership of Directors, Management and Principal Stockholders” and “Equity Compensation Plan Information” and is hereby incorporated by this specific reference.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
All information required to be filed in Part III, Item 13, Form 10-K, has been included in the sections of the fiscal 2014 Proxy Statement entitled “Related Party Transactions” and “Director Independence; Financial Experts” and is hereby incorporated by this specific reference.
ITEM 14 — Principal Accountant Fees and Services
All information required to be filed in Part III, Item 14, Form 10-K, has been included in the sections of the fiscal 2014 Proxy Statement entitled “Audit and Non-Audit Fees” and “Pre-Approval Policy for Audit and Non-Audit Services” and is hereby incorporated by this specific reference.

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

10.3*
Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.4*
A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.

10.5*
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

10.8*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.

Exhibit Number	Description of Exhibit
10.9*
Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.10*
Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.11*
Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.12*
Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.

10.13*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.

10.14*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.

10.15*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.16*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.17*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.

10.18*
Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.

10.19*
A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013 (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the Commission on March 12, 2013). Commission File No. 1-5415.

10.20
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

10.21
Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.

10.22
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

Exhibit Number	Description of Exhibit
10.23
Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. Filed as Exhibit 10.1 to Form 8-K on January 23, 2014. Commission File No. 1-5415.

10.24
Amendment No. 2 to Loan and Security Agreement, dated as of December 10, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. Filed as Exhibit 10.2 to Form 8-K on December 11, 2014. Commission File No. 1-5415.

10.25*
Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.29 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.

10.26*
Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012. Filed as Exhibit 10.30 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.

10.27*
Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.31 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.

10.28*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.32 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.29*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.33 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.30*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.34 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.31*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.35 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.

10.32*	Offer of Chief Commercial Officer dated December 28, 2012, between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.36 to Form 8-K filed January 22, 2013. Commission File No. 1-5415.

10.33*
Separation Agreement, dated April 26, 2013, by and between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed on July 31, 2013. Commission File No. 1-5415.

10.34*
Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich. Filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the period ended September 30, 2013, which was filed on November 1, 2013. Commission File No. 1-5415.

10.35*
Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar. Filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the period ended March 31, 2014, which was filed on May 1, 2014. Commission File No. 1-5415.

10.36*
Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson. Filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the period ended September 30, 2014, which was filed on October 29, 2014. Commission File No. 1-5415.

10.37*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.

10.38*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.

Exhibit Number	Description of Exhibit
21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Interim CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and Interim CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	These agreements are considered a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Interim Vice President, Chief
Financial Officer & Treasurer and Vice President,
Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 6, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 6th day of March, 2015.

/s/ Brian P. Anderson
Brian P. Anderson, Chairman of the Board

/s/ Scott J. Dolan	/s/ Patrick R. Anderson
Scott J. Dolan, President,	Patrick R. Anderson, Interim Vice
Chief Executive Officer and	President, Chief Financial Officer &
Director	Treasurer and Vice President,
(Principal Executive Officer)	Corporate Controller & Chief
Accounting Officer
(Principal Accounting Officer)

/s/ Reuben S. Donnelley	/s/ Terrence J. Keating	/s/ James D. Kelly
Reuben S. Donnelley, Director	Terrence J. Keating, Director	James D. Kelly, Director

/s/ Pamela Forbes Lieberman	/s/ Gary A. Masse	/s/ John McCartney
Pamela Forbes Lieberman, Director	Gary A. Masse, Director	John McCartney, Director

/s/ Jonathan B. Mellin
Jonathan B. Mellin, Director

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page

3.1	Articles of Restatement of the Charter of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012. Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was filed on May 3, 2012. Commission File No. 1-5415.	—

3.2	Articles Supplementary of the Company. Filed as Exhibit 3.1 to Form 8-A filed on September 6, 2012. Commission File No. 1-5415.	—

3.3	Articles Supplementary of A.M. Castle & Co. Filed as Exhibit 3.1 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.	—

3.4	Amended and Restated Bylaws of A.M. Castle & Co. adopted August 13, 2013. Filed as Exhibit 3.2 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.	—

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Filed as Exhibit 4.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

4.2	Indenture, dated as of December 15, 2011, between A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee. Filed as Exhibit 4.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 31, 2012. Commission File No. 1-5415.	—

4.4	Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent. Filed as Exhibit 4.1 to Form 8-K filed on August 14, 2013. Commission File No. 1-5415.	—

10.1*	A. M. Castle & Co. 2004 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit D to Proxy Statement filed March 12, 2004. Commission File No. 1-5415.	—

10.2*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.11 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.3*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.12 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.4*	A. M. Castle & Co. Directors Deferred Compensation Plan, as amended and restated as of October 22, 2008. Filed as Exhibit 10.13 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.5*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.14 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

10.6*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009. Filed as Exhibit 10.15 to Annual Report on Form 10-K for the period ended December 31, 2008, which was filed on March 12, 2009. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.7*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009). Filed as Exhibit 10.1 to Form 8-K filed on April 16, 2009. Commission File No. 1-5415.	—

10.8*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers. Filed as Exhibit 10.16 to Form 8-K filed on July 29, 2009. Commission File No. 1-5415.	—

10.9*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.20 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.10*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.21 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.11*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.22 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.12*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.23 to Form 8-K filed on March 24, 2010. Commission File No. 1-5415.	—

10.13*	Form of Non-Employee Director Restricted Stock Award Agreement. Filed as Exhibit 10.1 to Form 8-K filed on April 27, 2010. Commission File No. 1-5415.	—

10.14*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO. Filed as Exhibit 10.24 to Form 8-K filed on September 21, 2010. Commission File No. 1-5415.	—

10.15*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO. Filed as Exhibit 10.26 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.16*	CEO Change in Control Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.27 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.17*	CEO Employment/Non-Competition Agreement, as amended and restated December 22, 2010. Filed as Exhibit 10.28 to Form 8-K filed on December 23, 2010. Commission File No. 1-5415.	—

10.18*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan. Filed as Exhibit 10.29 to Form 8-K filed March 8, 2011. Commission File No. 1-5415.	—

10.19*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013 (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the Commission on March 12, 2013). Commission File No. 1-5415.	—

10.20
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
—

10.21	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties. Filed as Exhibit 10.1 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.22	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties. Filed as Exhibit 10.2 to Form 8-K filed November 15, 2011. Commission File No. 1-5415.	—

10.23	Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. Filed as Exhibit 10.1 to Form 8-K on January 23, 2014. Commission File No. 1-5415.	—

10.24	Amendment No. 2 to Loan and Security Agreement, dated as of December 10, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. Filed as Exhibit 10.2 to Form 8-K on December 11, 2014. Commission File No. 1-5415.	—

10.25*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.29 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.26*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012. Filed as Exhibit 10.30 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.27*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen. Filed as Exhibit 10.31 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was filed on August 7, 2012. Commission File No. 1-5415.	—

10.28*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.32 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.29*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.33 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.30*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.34 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.31*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan. Filed as Exhibit 10.35 to Form 8-K/A filed October 15, 2012. Commission File No. 1-5415.	—

10.32*	Offer of Chief Commercial Officer dated December 28, 2012, between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.36 to Form 8-K filed January 22, 2013. Commission File No. 1-5415.	—

10.33*	Separation Agreement, dated April 26, 2013, by and between A.M. Castle & Co. and Mr. Blain Tiffany. Filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, which was filed on July 31, 2013. Commission File No. 1-5415.	—

10.34*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich. Filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the period ended September 30, 2013, which was filed on November 1, 2013. Commission File No. 1-5415.	—

10.35*	Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar. Filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the period ended March 31, 2014, which was filed on May 1, 2014. Commission File No. 1-5415.	—

Exhibit No.	Description	Page
10.36*	Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson. Filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the period ended September 30, 2014, which was filed on October 29, 2014. Commission File No. 1-5415.	—

10.37*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.	E-1

10.38*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.	E-4

21.1	Subsidiaries of Registrant	E-6

23.1	Consent of Deloitte & Touche LLP	E-7

23.2	Consent of Grant Thornton LLP	E-8

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-9

31.2	Interim CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	E-10

32.1	CEO and Interim CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	E-11

101.INS	XBRL Instance Document	—

101.SCH	XBRL Taxonomy Extension Schema Document	—

101.CAL	XBRL Taxonomy Calculation Linkbase Document	—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—

101.LAB	XBRL Taxonomy Label Linkbase Document	—

101.PRE	XBRL Taxonomy Presentation Linkbase Document	—

*	These agreements are considered a compensatory plan or arrangement.