Form 10-Q
period 2015-03-31
CASTLE A M & CO
filed 2015-04-30
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2015
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

(Former name, former address and former fiscal year, if changed since last report) None

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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of April 27, 2015 was 23,777,280 shares.

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$13,366	$8,454
Accounts receivable, less allowances of $3,161 and $3,375	129,204	131,003
Inventories, principally on last-in first-out basis (replacement cost higher by $129,279 and $129,779)	243,331	236,932
Prepaid expenses and other current assets	13,156	9,458
Deferred income taxes	752	685
Income tax receivable	2,264	2,886
Total current assets	402,073	389,418
Investment in joint venture	38,003	37,443
Goodwill	12,973	12,973
Intangible assets, net	52,695	56,555
Prepaid pension cost	7,494	7,092
Other assets	10,502	11,660
Property, plant and equipment
Land	3,594	4,466
Buildings	50,528	52,821
Machinery and equipment	182,817	183,923
Property, plant and equipment, at cost	236,939	241,210
Less - accumulated depreciation	(168,403)	(168,375)
Property, plant and equipment, net	68,536	72,835
Total assets	$592,276	$587,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,998	$68,782
Accrued and other liabilities	36,034	27,670
Income taxes payable	505	328
Current portion of long-term debt	734	737
Total current liabilities	123,271	97,517
Long-term debt, less current portion	313,239	309,377
Deferred income taxes	6,585	8,360
Other non-current liabilities	3,393	3,655
Pension and postretirement benefit obligations	18,775	18,747
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,700 shares issued and 23,572 outstanding at March 31, 2015 and 23,630 shares issued and 23,559 outstanding at December 31, 2014	236	236
Additional paid-in capital	226,853	225,953
Accumulated deficit	(50,130)	(29,424)
Accumulated other comprehensive loss	(48,857)	(45,565)
Treasury stock, at cost—128 shares at March 31, 2015 and 71 shares at December 31, 2014	(1,089)	(880)
Total stockholders’ equity	127,013	150,320
Total liabilities and stockholders’ equity	$592,276	$587,976
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,
	2015	2014
Net sales	$222,228	$253,410
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	168,111	188,531
Warehouse, processing and delivery expense	27,031	35,381
Sales, general and administrative expense	25,535	29,624
Restructuring activity, net	831	739
Depreciation and amortization expense	6,355	6,457
Operating loss	(5,635)	(7,322)
Interest expense, net	(10,546)	(9,952)
Other expense, net	(6,225)	(682)
Loss before income taxes and equity in earnings of joint venture	(22,406)	(17,956)
Income taxes	825	51
Loss before equity in earnings of joint venture	(21,581)	(17,905)
Equity in earnings of joint venture	875	1,907
Net loss	$(20,706)	$(15,998)

Basic loss per share	$(0.88)	$(0.69)
Diluted loss per share	$(0.88)	$(0.69)
Dividends per common share	$—	$—
Comprehensive loss	$(23,998)	$(16,160)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(20,706)	$(15,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,355	6,457
Amortization of deferred financing costs and debt discount	2,167	1,927
Gain on sale of property, plant and equipment	(5,622)	—
Unrealized gains on commodity hedges	(102)	(208)
Unrealized foreign currency transaction losses	3,823	—
Equity in earnings of joint venture	(875)	(1,907)
Dividends from joint venture	315	607
Deferred taxes	(1,538)	571
Other, net	711	243
Increase (decrease) from changes in:
Accounts receivable	(874)	(17,930)
Inventories	(10,819)	904
Prepaid expenses and other current assets	(3,921)	(1,365)
Other assets	(242)	1,972
Prepaid pension costs	620	173
Accounts payable	18,668	18,423
Income taxes payable and receivable	643	(1,454)
Accrued and other liabilities	8,775	4,818
Postretirement benefit obligations and other liabilities	(158)	(102)
Net cash used in operating activities	(2,780)	(2,869)
Investing activities:
Capital expenditures	(2,061)	(2,012)
Proceeds from sale of property, plant and equipment	7,541	46
Net cash from (used) in investing activities	5,480	(1,966)
Financing activities:
Proceeds from long-term debt	206,900	11,506
Repayments of long-term debt	(204,357)	(11,605)
Other financing activities	—	45
Net cash from (used in) financing activities	2,543	(54)
Effect of exchange rate changes on cash and cash equivalents	(331)	(232)
Net change in cash and cash equivalents	4,912	(5,121)
Cash and cash equivalents - beginning of year	8,454	30,829
Cash and cash equivalents - end of period	$13,366	$25,708
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2014 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements, included herein, contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The 2015 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
(2) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. The adoption of this ASU did not have a material impact on the Company's financial condition or financial statement presentation.
Standards Updates Issued Not Yet Effective
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new standard would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update.The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. The Company anticipates adoption of the ASU for the effective period. The Company is currently reviewing the guidance and assessing the potential impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. The Company does not anticipate the adoption of the ASU will result in additional disclosures, however, management will begin performing the periodic assessments required by the ASU on its effective date.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption, and it is effective for annual reporting periods beginning after December 16, 2016, and interim periods within those annual periods. Early adoption is not permitted. The Company is currently reviewing the guidance and assessing the potential impact on its financial statements.

(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended
	March 31,
	2015	2014
Numerator:
Net loss	$(20,706)	$(15,998)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,459	23,324
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted earnings per share	23,459	23,324
Basic loss per share	$(0.88)	$(0.69)
Diluted loss per share	$(0.88)	$(0.69)
Excluded outstanding share-based awards having an anti-dilutive effect	356	1,049
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	—	1,610
The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $10.28, which is the conversion price of the Convertible Notes. The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change (as defined in the Convertible Notes agreement), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares.
(4) Inventories
Approximately 80% of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at March 31, 2015, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $129,279 and $129,779 at March 31, 2015 and December 31, 2014, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(5) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
	2015	2014
Net sales	$52,606	$65,251
Cost of materials	44,350	54,303
Income before taxes	1,990	4,804
Net income	1,750	3,814
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the three months ended March 31, 2015 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2015
Goodwill	$116,377	$12,973	$129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of January 1, 2015	—	12,973	12,973
Balance as of March 31, 2015
Goodwill	116,377	12,973	129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of March 31, 2015	$—	$12,973	$12,973
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
The Company completed its December 1, 2014 annual goodwill impairment test for its Plastics reporting unit and there were no identified impairment charges. No annual goodwill impairment testing was performed for the Metals reporting unit as of December 1, 2014, since the Metals reporting unit goodwill was eliminated as a result of second quarter 2014 interim goodwill impairment testing.
The following table summarizes the components of intangible assets, all of which relate to the Metals reporting unit:

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$114,785	$67,008	$116,268	$64,922
Non-compete agreements	3,888	3,888	3,888	3,888
Trade name	7,708	2,790	7,864	2,655
Developed technology	1,400	1,400	1,400	1,400
Total	$127,781	$75,086	$129,420	$72,865

For the three months ended March 31, 2015 and 2014, the aggregate amortization expense was $2,672 and $2,916, respectively.
The following is a summary of the estimated annual amortization expense for 2015 and each of the next 4 years:

2015	$10,650
2016	10,650
2017	8,626
2018	4,514
2019	4,514
(7) Debt
Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$210,000	$210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 10, 2019	62,000	59,200
Other, primarily capital leases	993	1,257
Total long-term debt	330,493	327,957
Less: unamortized discount	(16,520)	(17,843)
Less: current portion	(734)	(737)
Total long-term portion	313,239	309,377
TOTAL DEBT	$313,973	$310,114
Secured Notes
As of March 31, 2015, the Company had $210,000 aggregate principal amount of Senior Secured Notes (the "Secured Notes") outstanding that will mature on December 15, 2016. The Company pays interest on the Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the Note Guarantors). Refer to Note 16 for Guarantor Financial Information disclosure.
Subject to certain conditions, within 95 days after the end of each fiscal year, the Company must make an offer to purchase the Secured Notes with certain of its excess cash flow (as defined in the indenture) for such fiscal year at 103% of the principal amount thereof, plus accrued and unpaid interest. For the fiscal year ended December 31, 2014, the Company estimated that it had no excess cash flow (as defined in the indenture) and therefore, the Company was not required to make an offer to purchase the Secured Notes.

Convertible Notes
As of March 31, 2015, the Company had $57,500 aggregate principal amount of Convertible Senior Notes (the "Convertible Notes") outstanding that are due December 15, 2017. The Company pays interest on the Convertible Notes at a rate of 7.0% per annum in cash semi-annually. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes is 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.
Revolving Credit Facility
The Revolving Credit Facility consists of a $125,000 senior secured asset-based revolving credit facility. In December 2014, the Company obtained an extension on its revolving credit facility, which extended the maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of the Company's Senior Secured Notes or Convertible Notes if they have not been refinanced). If certain incurrence tests are met, subject to approval by the Revolving Credit Facility lending group, the Company may have the ability to exercise the accordion option under its revolving credit facility for an additional $25,000 of aggregate commitments in the future. Currently, the Company is not able to exercise the accordion.
The weighted average interest rate for borrowings under the Revolving Credit Facility for the three months ended March 31, 2015 was 2.88%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended March 31, 2015. At this ratio, the Company's current maximum borrowing capacity would be $100,147 before triggering full dominion of the Company's cash collections. As of March 31, 2015, the Company had $38,147 of additional unrestricted borrowing capacity under the Revolving Credit Facility.
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
The Company’s pension plan asset portfolio as of March 31, 2015 and December 31, 2014 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of March 31, 2015 was estimated to be $199,084 compared to a carrying value of $210,000. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of March 31, 2015 was approximately $42,992 compared to a carrying value of $57,500. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at March 31, 2015 were as follows:

Company's stock price at the end of the period	$3.65
Expected volatility	50.3%
Credit spreads	20.80%
Risk-free interest rate	0.79%
As of March 31, 2015, the estimated fair value of the Company's debt outstanding under its revolving credit facility, which falls within Level 3 of the fair value hierarchy, was $52,796 compared to its carrying value of $62,000, assuming the current amount of debt outstanding as of March 31, 2015 was outstanding until the maturity of the Company's facility in December 2019. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At March 31, 2015, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At March 31, 2015, the notional value associated with forward contracts was $6,385. The Company recorded, through cost of materials, realized and unrealized net losses of $210 and $286 for the three months ended March 31, 2015 and March 31, 2014, respectively, as a result of the change in the fair value of the contracts. As of March 31, 2015 and December 31, 2014, respectively, all commodity hedge contracts were in a liability position. Refer to Note 14 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are included in accrued liabilities and other non-current liabilities on the Company's balance sheets and classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total(a)
As of March 31, 2015
Derivative liability for commodity hedges	$—	$1,512	$—	$1,512
As of December 31, 2014
Derivative liability for commodity hedges	$—	$1,615	$—	$1,615
(a) As of March 31, 2015 and December 31, 2014 the short-term portion of the derivative liability for commodity hedges of $1,093 and $1,137, respectively, is included in "Accrued and other liabilities" and the long-term portion of $419 and $478, respectively, is included in "Other non-current liabilities" in the Condensed Consolidated Balance Sheet.

(9) Stockholders’ Equity
Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss for the three months ended March 31, 2015 and 2014, respectively, is as follows:

	Three months ended March 31,
	2015	2014
Net loss	$(20,706)	$(15,998)
Foreign currency translation adjustments	(4,314)	(415)
Change in unrecognized pension and postretirement benefit costs, net of tax	1,022	253
Total comprehensive loss	$(23,998)	$(16,160)
The components of accumulated other comprehensive loss are as follows:

	March 31, 2015	December 31, 2014
Foreign currency translation losses	$(14,308)	$(9,994)
Unrecognized pension and postretirement benefit costs, net of tax	(34,549)	(35,571)
Total accumulated other comprehensive loss	$(48,857)	$(45,565)
Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 and 2014, respectively, are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2015	2014	2015	2014	2015	2014
Balance as of January 1,	$(35,571)	$(14,126)	$(9,994)	$(4,617)	$(45,565)	$(18,743)
Other comprehensive loss before reclassifications	—	—	(4,314)	(415)	(4,314)	(415)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	1,022	253	—	—	1,022	253
Net current period other comprehensive income (loss)	1,022	253	(4,314)	(415)	(3,292)	(162)
Balance as of March 31,	$(34,549)	$(13,873)	$(14,308)	$(5,032)	$(48,857)	$(18,905)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three month periods ended March 31, 2015 and 2014, respectively.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three months ended March 31,
	2015	2014
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(94)	$(71)
Actuarial loss (b)	(928)	(345)
Total before tax	(1,022)	(416)
Tax effect	—	163
Total reclassifications for the period, net of tax	$(1,022)	$(253)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in "Sales, general and administrative expense" in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three month periods ended March 31, 2015 and 2014, respectively (see Note 11 for additional details).

(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The unrecognized compensation cost as of March 31, 2015 associated with all share-based payment arrangements is $2,736 and the weighted average period over which it is to be expensed is 1.2 years.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost for the three months ended March 31, 2015 and 2014, respectively, are as follows:

	Three months ended March 31,
	2015	2014
Service cost	$237	$127
Interest cost	1,795	1,740
Expected return on assets	(2,317)	(2,095)
Amortization of prior service cost	94	71
Amortization of actuarial loss	928	345
Net periodic pension and postretirement benefit cost	$737	$188
Contributions paid	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2015.
(12) Restructuring Activity
The Company recorded the following restructuring activity during the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Moving costs associated with plant consolidations	$—	$739
Professional fees	831	—
Total	$831	$739

The charges associated with the restructuring activities announced on April 28, 2015 are primarily included in the Company's Other segment. The charges incurred during the first quarter of 2015 were comprised of professional fees associated with the development of the restructuring plan.
As part of the Company's efforts to adapt to market conditions, new restructuring activities were announced during April 2015 (see Note 17 Subsequent Events).

(13) Income Taxes
The reported effective tax rate for the three months ended March 31, 2015 and 2014 was 3.7% and 0.3%, respectively. The change in effective tax rate results from changes in geographic mix and timing of income (losses), valuation allowances for certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of the restructuring charge recorded in the three months ended March 31, 2015.
The Company continued to generate losses at a number of its foreign subsidiaries. The current period losses, when combined with prior losses, indicated that it was more likely than not that deferred tax assets of these foreign subsidiaries would not be realized. During the three months ended March 31, 2014, a valuation allowance of $2,740 was recorded against all the pre-2014 deferred tax assets of these foreign subsidiaries. The deferred tax assets of these foreign subsidiaries are comprised primarily of net operating loss carry forwards. Additionally, losses generated by these foreign subsidiaries during the three months ended March 31, 2015 and 2014 were not benefited nor are future losses expected to be benefited until these subsidiaries return to profitability and evidence suggests that it is more likely than not that the deferred tax assets will be realized. The impact on the income tax provision of not benefiting the losses was approximately $675 and $500 for the three months ended March 31, 2015 and 2014, respectively.
The Company continued to generate losses in the U.S. These losses, combined with prior losses, indicated that it was more likely than not that the U.S. deferred tax assets would not be realized. Therefore, the Company recorded a partial valuation allowance for the three months ended March 31, 2014. At December 31, 2014, the Company's U.S. operations were in a net deferred tax asset position. These deferred tax assets were subject to a full valuation allowance. As a result, the losses generated by the U.S. operations during the three months ended March 31, 2015 were not benefited nor are future losses expected to be benefited until the U.S. operations return to profitability and evidence suggests that is more likely than not that deferred tax assets will be recognized. The impact on the income tax provision of not benefiting the losses was approximately $5,800 and $2,500 for the three months ended March 31, 2015 and 2014, respectively.
The valuation allowances in the U.S. and at certain foreign subsidiaries will not be reversed until the Company returns to profitability and determines that it is more likely than not that its deferred tax assets will be realized.
The following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

U.S. Federal	2011 to 2014
U.S. States	2010 to 2014
Foreign	2009 to 2014
A 2011 and 2012 income tax audit of the Company's Canadian subsidiary was closed in February 2015 with no adjustment. The Company’s gross unrecognized tax benefits are not significant.
The Company received its 2013 federal tax refund of $1,500 during October 2014.
(14) Commitments and Contingent Liabilities
As of March 31, 2015, the Company had $6,092 of irrevocable letters of credit outstanding which primarily consisted of $3,000 for collateral associated with commodity hedges and $1,842 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management evaluates the performance of its business segments based on operating income.
Segment information for the three months ended March 31, 2015 and 2014, respectively, is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2015
Metals segment	$188,540	$(3,004)	$1,837	$5,894
Plastics segment	33,688	1,230	224	461
Other (a)	—	(3,861)	—	—
Consolidated	$222,228	$(5,635)	$2,061	$6,355
2014
Metals segment	$219,063	$(6,232)	$1,878	$6,056
Plastics segment	34,347	1,507	134	401
Other (a)	—	(2,597)	—	—
Consolidated	$253,410	$(7,322)	$2,012	$6,457
(a) “Other” – Operating loss includes the costs of executive, legal and elements of the finance departments which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated loss before income taxes for the three months ended March 31, 2015 and 2014, respectively,:

	Three months ended March 31,
	2015	2014
Operating loss	$(5,635)	$(7,322)
Interest expense, net	(10,546)	(9,952)
Other expense, net	(6,225)	(682)
Loss before income taxes and equity in earnings of joint venture	(22,406)	(17,956)
Equity in earnings of joint venture	875	1,907
Consolidated loss before income taxes	$(21,531)	$(16,049)

Segment information for total assets is as follows:

	March 31, 2015	December 31, 2014
Metals segment	$491,447	$489,563
Plastics segment	62,826	60,970
Other (a)	38,003	37,443
Consolidated	$592,276	$587,976
(a) “Other” — Total assets consist of the Company's investment in joint venture.
(16) Guarantor Financial Information
The Company's Senior Secured Notes are guaranteed by certain 100% directly owned subsidiaries of the Company (the "Guarantors"). As of March 31, 2015, the Guarantors included Total Plastics, Inc., Advanced Fabricating Technology, LLC, Keystone Tube Company, LLC and Paramount Machine Company, LLC, each of which fully and unconditionally guarantee the Senior Secured Notes on a joint and several basis.
The accompanying financial statements have been prepared and presented pursuant to Rule 3-10 of SEC Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The financial statements present condensed consolidating financial information for A. M. Castle & Co. (the "Parent"), the Guarantors, the non-guarantor subsidiaries (all other subsidiaries) and an elimination column for adjustments to arrive at the information for the Parent, Guarantors, and non-guarantors on a consolidated basis. The condensed consolidating financial information has been prepared on the same basis as the consolidated financial statements of the Parent. The equity method of accounting is followed within this financial information.

Condensed Consolidating Balance Sheet As of March 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,947	$970	$8,449	$—	$13,366
Accounts receivable, less allowance for doubtful accounts	63,995	20,903	44,306	—	129,204
Receivables from affiliates	1,154	113	—	(1,267)	—
Inventories	144,964	19,720	78,715	(68)	243,331
Prepaid expenses and other current assets	5,734	1,060	9,378	—	16,172
Total current assets	219,794	42,766	140,848	(1,335)	402,073
Investment in joint venture	38,003	—	—	—	38,003
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	40,480	—	12,215	—	52,695
Other assets	19,431	—	997	(2,432)	17,996
Investment in subsidiaries	58,142	—	—	(58,142)	—
Receivables from affiliates	126,815	39,249	—	(166,064)	—
Property, plant and equipment, net	43,027	11,858	13,651	—	68,536
Total assets	$545,692	$106,846	$167,711	$(227,973)	$592,276
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$53,995	$11,593	$20,410	$—	$85,998
Payables due to affiliates	1,154	—	113	(1,267)	—
Other current liabilities	29,609	2,281	4,649	—	36,539
Current portion of long-term debt	691	—	43	—	734
Total current liabilities	85,449	13,874	25,215	(1,267)	123,271
Long-term debt, less current portion	311,201	—	2,038	—	313,239
Payables due to affiliates	—	6,194	159,870	(166,064)	—
Deferred income taxes	—	5,524	3,493	(2,432)	6,585
Other non-current liabilities	22,029	—	139	—	22,168
Stockholders’ equity (deficit)	127,013	81,254	(23,044)	(58,210)	127,013
Total liabilities and stockholders’ equity	$545,692	$106,846	$167,711	$(227,973)	$592,276

Condensed Consolidating Balance Sheet As of December 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$511	$977	$6,966	$—	$8,454
Accounts receivable, less allowance for doubtful accounts	66,178	19,303	45,522	—	131,003
Receivables from affiliates	2,071	81	—	(2,152)	—
Inventories	142,314	19,320	75,366	(68)	236,932
Prepaid expenses and other current assets	3,490	1,033	8,506	—	13,029
Total current assets	214,564	40,714	136,360	(2,220)	389,418
Investment in joint venture	37,443	—	—	—	37,443
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	42,772	—	13,783	—	56,555
Other assets	18,766	—	996	(1,010)	18,752
Investment in subsidiaries	70,274	—	—	(70,274)	—
Receivables from affiliates	113,188	36,607	2,157	(151,952)	—
Property, plant and equipment, net	46,094	12,184	14,557	—	72,835
Total assets	$543,101	$102,478	$167,853	$(225,456)	$587,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,613	$8,055	$19,114	$—	$68,782
Payables due to affiliates	2,071	—	81	(2,152)	—
Other current liabilities	18,841	3,065	6,092	—	27,998
Current portion of long-term debt	691	—	46	—	737
Total current liabilities	63,216	11,120	25,333	(2,152)	97,517
Long-term debt, less current portion	307,327	—	2,050	—	309,377
Payables due to affiliates	—	5,581	146,371	(151,952)	—
Deferred income taxes	—	5,524	3,846	(1,010)	8,360
Other non-current liabilities	22,238	—	164	—	22,402
Stockholders’ equity (deficit)	150,320	80,253	(9,911)	(70,342)	150,320
Total liabilities and stockholders’ equity	$543,101	$102,478	$167,853	$(225,456)	$587,976

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$132,450	$33,688	$59,000	$(2,910)	$222,228
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	99,793	23,990	47,238	(2,910)	168,111
Warehouse, processing and delivery expense	17,542	2,918	6,571	—	27,031
Sales, general and administrative expense	17,342	4,567	3,626	—	25,535
Restructuring activity	831	—	—	—	831
Depreciation and amortization expense	4,743	599	1,013	—	6,355
Operating (loss) income	(7,801)	1,614	552	—	(5,635)
Interest expense, net	(6,413)	—	(4,133)	—	(10,546)
Other expense, net	—	—	(6,225)	—	(6,225)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(14,214)	1,614	(9,806)	—	(22,406)
Income taxes	447	(613)	991	—	825
Equity in losses of subsidiaries	(7,814)	—	—	7,814	—
Equity in earnings of joint venture	875	—	—	—	875
Net (loss) income	$(20,706)	$1,001	$(8,815)	$7,814	$(20,706)
Comprehensive (loss) income	$(23,998)	$1,001	$(13,129)	$12,128	$(23,998)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Three Months Ended March 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$164,206	$34,347	$59,966	$(5,109)	$253,410
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	121,912	24,105	47,623	(5,109)	188,531
Warehouse, processing and delivery expense	26,003	2,982	6,396	—	35,381
Sales, general and administrative expense	19,961	4,829	4,834	—	29,624
Restructuring activity	739	—	—	—	739
Depreciation and amortization expense	4,890	532	1,035	—	6,457
Operating (loss) income	(9,299)	1,899	78	—	(7,322)
Interest expense, net	(6,166)	—	(3,786)	—	(9,952)
Other expense, net	—	—	(682)	—	(682)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(15,465)	1,899	(4,390)	—	(17,956)
Income taxes	2,574	(380)	(2,143)	—	51
Equity in losses of subsidiaries	(5,014)	—	—	5,014	—
Equity in earnings of joint venture	1,907	—	—	—	1,907
Net (loss) income	$(15,998)	$1,519	$(6,533)	$5,014	$(15,998)
Comprehensive (loss) income	$(16,160)	$1,519	$(6,948)	$5,429	$(16,160)

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(20,706)	$1,001	$(8,815)	$7,814	$(20,706)
Equity in losses of subsidiaries	7,814	—	—	(7,814)	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	21,121	1,294	(4,489)	—	17,926
Net cash from (used in) operating activities	8,229	2,295	(13,304)	—	(2,780)
Investing activities:
Capital expenditures	(1,257)	(273)	(531)	—	(2,061)
Proceeds from sale of property, plant and equipment	7,541	—	—	—	7,541
Net advances to subsidiaries	(13,627)	—	—	13,627	—
Net cash used in investing activities	(7,343)	(273)	(531)	13,627	5,480
Financing activities:
Proceeds from long-term debt	206,900	—	—	—	206,900
Repayments of long-term debt	(204,350)	—	(7)	—	(204,357)
Net intercompany (repayments) borrowings	—	(2,029)	15,656	(13,627)	—
Net cash from (used in) financing activities	2,550	(2,029)	15,649	(13,627)	2,543
Effect of exchange rate changes on cash and cash equivalents	—	—	(331)	—	(331)
Net change in cash and cash equivalents	3,436	(7)	1,483	—	4,912
Cash and cash equivalents - beginning of year	511	977	6,966	—	8,454
Cash and cash equivalents - end of period	$3,947	$970	$8,449	$—	$13,366

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(15,998)	$1,519	$(6,533)	$5,014	$(15,998)
Equity in losses of subsidiaries	5,014	—	—	(5,014)	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	13,635	(1,399)	893	—	13,129
Net cash from (used in) operating activities	2,651	120	(5,640)	—	(2,869)
Investing activities:
Capital expenditures	(1,236)	(149)	(627)	—	(2,012)
Proceeds from sale of property, plant and equipment	3	—	43	—	46
Net cash used in investing activities	(1,233)	(149)	(584)	—	(1,966)
Financing activities:
Proceeds from long-term debt	10,500	—	1,006	—	11,506
Repayments of long-term debt	(10,593)	—	(1,012)	—	(11,605)
Net intercompany (repayments) borrowings	(6,152)	884	5,268	—	—
Other financing activities	45	—	—	—	45
Net cash (used in) from financing activities	(6,200)	884	5,262	—	(54)
Effect of exchange rate changes on cash and cash equivalents	—	—	(232)	—	(232)
Net change in cash and cash equivalents	(4,782)	855	(1,194)	—	(5,121)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of period	$3,893	$1,350	$20,465	$—	$25,708

(17) Subsequent Events

On April 28, 2015, the Company announced that the Board of Directors (the "Board") approved the acceleration of certain profitability and liquidity improvement activities designed to right-size the business for the current market environment, reduce costs, and improve operating performance. The initial improvement actions include consolidation of up to ten facilities by first quarter 2016 and significant headcount reductions. The Company expects to complete the initial improvement activities by the end of the first quarter of 2016.

Based on current information, the Company expects the total gross pre-tax charge associated with the improvement actions to be approximately $49 to $64 million. Of this total, approximately $12.1 to $21.4 million is expected to be cash and be incurred by early 2016, including up to $6 million which, if realized is payable in approximately level payments over 20 years. This gross total includes approximately $2.1 to $4.4 million of employee severance and retention-related benefits, approximately $8.5 million of facility-related expenses for lease terminations and moving costs, professional fees of approximately $1.5 to $2.5 million, up to $6 million of other costs, and a net non-cash charge for assets of $12.8 to $14.5 million. The Company estimates it will receive $28 to $32 million of cash proceeds from the sale of facilities and other assets.
On April 17, 2015, the Board of Directors announced the appointment of a new President and Chief Executive Officer, effective immediately. The prior President and Chief Executive Officer resigned on April 16, 2015.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions, except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in Item 1 “Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower net sales in its Metals segment products in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower demand for tubing in the Oil and Gas sectors while demand for aluminum in the Aerospace sector was up. Net sales in the Company's Plastics segment in the first quarter of 2015 were essentially flat compared to the same period last year.
Management uses the PMI provided by the Institute for Supply Management (website is www.ism.ws) as an external indicator for tracking the demand outlook and possible trends in its general manufacturing markets. The table below shows PMI trends from the first quarter of 2013 through the first quarter of 2015. Generally speaking, an index above 50.0 indicates growth in the manufacturing sector of the U.S. economy, while readings under 50.0 indicate contraction. Material pricing and demand in both the Metals and Plastics segments of the Company’s business have historically proved to be difficult to predict with any degree of accuracy. A favorable PMI trend suggests that demand for some of the Company’s products and services, in particular those that are sold to the general manufacturing customer base in the U.S., could potentially be at a higher level in the near-term should the 2014 trend repeat in 2015. Based on historical experience, the Company believes that its revenue trends typically correlate to the changes in PMI on a six to twelve month lag basis. This correlation is being evaluated by the Company to assess whether the correlation and lag are still relevant in understanding the business.

YEAR	Qtr 1	Qtr 2	Qtr 3	Qtr 4
2013	52.9	50.2	55.8	56.9
2014	52.7	55.2	57.6	57.7
2015	52.6	—	—	—
Consolidated net sales decreased $31.2 million or 12.3% from the first quarter of 2014 due to decreased Metals segment sales volumes and pricing. Consolidated operating loss for the first quarter of 2015 was $5.6 million, which included a $5.6 million gain on the sale of a facility, $0.8 million charge for restructuring activity, compared to first quarter of 2014 consolidated operating loss of $7.3 million, which included a $0.7 million charge for restructuring activity. Consolidated net loss for the first quarter of 2015 was $20.7 million compared to consolidated net loss of $16.0 million for the first quarter of 2014.
The restructuring actions, announced on April 28, 2015 are expected to result in annualized cost improvement of approximately $48 million when measured against annualized first quarter 2015 run rate revenue and upon full implementation of these activities. Based on current information, the Company expects the total gross pre-tax charge associated with the restructuring actions to be approximately $49 - $64 million, comprised of cash and non-cash items, which would primarily be incurred in 2015. The cash charge incurred is expected to be approximately $12.1 - $21.4 million. The results of these restructuring activities are also expected to improve the Company's working capital through better management of its assets and, consequentially, improve its liquidity.

Results of Operations: Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Consolidated results by business segment are summarized in the following table for the three months ended March 31, 2015 and 2014.

			Favorable/(Unfavorable)
	2015	2014	$ Change	% Change
Net Sales
Metals	$188.5	$219.1	$(30.5)	(13.9)%
Plastics	33.7	34.3	(0.7)	(1.9)%
Total Net Sales	$222.2	$253.4	$(31.2)	(12.3)%
Cost of Materials
Metals	$144.1	$164.4	$20.3	12.3%
% of Metals Sales	76.4%	75.1%
Plastics	24.0	24.1	0.1	0.5%
% of Plastics Sales	71.2%	70.2%
Total Cost of Materials	$168.1	$188.5	$20.4	10.8%
% of Total Sales	75.6%	74.4%
Operating Costs and Expenses
Metals	$47.4	$60.9	$13.4	22.1%
Plastics	8.5	8.7	0.3	3.1%
Other	3.9	2.6	(1.3)	(48.7)%
Total Operating Costs & Expenses	$59.8	$72.2	$12.4	17.2%
% of Total Sales	26.9%	28.5%
Operating (Loss) Income
Metals	$(3.0)	$(6.2)	$3.2	51.8%
% of Metals Sales	(1.6)%	(2.8)%
Plastics	1.2	1.5	(0.3)	(18.4)%
% of Plastics Sales	3.7%	4.4%
Other	(3.9)	(2.6)	(1.3)	(48.7)%
Total Operating Loss	$(5.6)	$(7.3)	$1.7	23.0%
% of Total Sales	(2.5)%	(2.9)%
“Other” includes the costs of executive, legal and elements of the finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $222.2 million, a decrease of $31.2 million, or 12.3%, compared to the three months ended March 31, 2014. Metals segment net sales during the three months ended March 31, 2015 of $188.5 million were $30.5 million, or 13.9%, lower than the same period last year reflecting softer average selling prices and lower demand compared to the three months ended March 31, 2014. Plastics segment net sales during the three months ended March 31, 2015 of $33.7 million were $0.7 million, or 1.9%, lower than the three months ended March 31, 2014.
Metals segment pricing declined by 2.6% compared to the three months ended March 31, 2014. The pricing decline was primarily driven by average price decreases for nickel, aluminum and tubing products. Metals segment sales volumes declined by 12.0% compared to three months ended March 31, 2014. Tubing, carbon and alloy plate products had the most significant decline in sales volumes while aluminum sales volume registered strength compared to the three months ended March 31, 2014. All of the Metals segment products, except for alloy bar and stainless, had lower average selling prices when compared to three months ended March 31, 2014, with most average selling prices lower by 2% to 10%. The slight decrease in Plastics segment net sales during the three months ended March 31, 2015 was primarily due to a generally flat market in the automotive, marine and life sciences sectors.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the three months ended March 31, 2015 was $168.1 million, a decrease of $20.4 million, or 10.8%, compared to the three months ended March 31, 2014. Cost of materials included LIFO income of $0.5 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively.
Material costs for the Metals segment for the three months ended March 31, 2015 were $144.1 million, or 76.4% as a percent of net sales, compared to $164.4 million, or 75.1% as a percent of net sales, for the three months ended March 31, 2014. Cost of materials in the Metals segment decreased $20.3 million compared to the three months ended March 31, 2014. The decrease is primarily due to the softer pricing environment and decrease in demand during the first quarter of 2015. Metals segment material costs as a percent of net sales for the three months ended March 31, 2015 were higher compared to the same period last year primarily due to inventory adjustment charges during the three months ended March 31, 2015. Material costs for the Plastics segment were $24.0 million for the three months ended March 31, 2015 compared to $24.1 million for the same period last year. Plastics segment material costs as a percentage of net sales increased from 70.2% in the three months ended March 31, 2014 to 71.2% in the three months ended March 31, 2015 due to product mix.
Operating Costs and Expenses and Operating Loss:
On a consolidated basis, operating costs and expenses decreased $12.4 million, or 17.2%, from $72.2 million, or 28.5% of net sales, during the three months ended March 31, 2014 to $59.8 million, or 26.9% of net sales, during the three months ended March 31, 2015. The $12.4 million decrease was due mainly to a $5.6 million gain on the sale of a facility, lower transportation costs of $1.2 million, along with a $3.3 million decrease in selling, general and administrative from lower payroll and payroll related costs. A $0.8 million net charge associated with professional fees for the Company's restructuring activities was included in operating costs and expenses for the three months ended March 31, 2015. The Company recorded restructuring charges of $0.7 million in operating costs during the three months ended March 31, 2014 related to moving costs associated with the plant consolidations, employee termination and related benefits, lease termination costs and other exit costs.
Consolidated operating loss for the three months ended March 31, 2015, was $5.6 million compared to an operating loss of $7.3 million for the same period last year.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $10.5 million during the three months ended March 31, 2015, an increase of $0.6 million versus the same period last year as a result of higher borrowing in 2015.
Other expense related to foreign currency transaction losses was $6.2 million during the three months ended March 31, 2015 compared to $0.7 million for the same period last year. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $0.8 million for the three months ended March 31, 2015 compared to a tax benefit of $0.1 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the three months ended March 31, 2015 and 2014 was 3.7% and 0.3%, respectively. The lower effective tax rate resulted from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries.
Equity in earnings of the Company’s joint venture was $0.9 million in the three months ended March 31, 2015, which decreased $1.0 million, or 54.1%, compared to the same period last year. Weaker demand and pricing for Kreher’s products, mainly in the oil patch, were the primary factors contributing to the decrease in equity in earnings of the Company’s joint venture.
Consolidated net loss for the three months ended March 31, 2015 was $20.7 million, or $0.88 per diluted share, compared to a net loss of $16.0 million, or $0.69 per diluted share, for the same period in 2014.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(2.8)	$(2.9)
Net cash from (used) in investing activities	5.5	(2.0)
Net cash from (used in) financing activities	2.5	—
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.2)
Net increase (decrease) in cash and cash equivalents	$4.9	$(5.1)
The Company’s principal sources of liquidity are cash provided by operations and available revolver borrowing capacity to fund working capital needs and growth initiatives. Cash used in operations for the three months ended March 31, 2015 was $2.8 million compared to cash used in operations of $2.9 million for the three months ended March 31, 2014. Specific components of the change in working capital are highlighted below:

•
During the three months ended March 31, 2015, accounts receivable compared to year-end 2014 resulted in $0.9 million of cash flow use compared to $17.9 million of cash flow use for the same period last year. Average receivable days outstanding was 53.0 days for the three months ended March 31, 2015 compared to 49.3 days for the three months ended March 31, 2014.

•
During the three months ended March 31, 2015, higher inventory levels, compared to year-end 2014, used $10.8 million of cash compared to lower inventory levels that were a $0.9 million cash flow source for the three months ended March 31, 2014. Inventory levels increased late in 2014 due to certain discrete initiatives as well as forecasting policies and purchasing plans which have since been changed. However, the rapid unfavorable changes in market dynamics resulted in inventories not being aligned with revenue forecasts. During the three months ended March 31, 2015 the Company has been adjusting the inventory deployment initiatives to better align inventory at the facilities. Although certain orders were canceled, the Company was not able to cancel enough mill purchase orders to decrease inventory levels. Average days sales in inventory was 200.6 days for the three months ended March 31, 2015 compared to 163.6 days for the three months ended March 31, 2014.

•
During the three months ended March 31, 2015, increases in accounts payable and accrued liabilities were a $27.4 million cash flow source compared to a $23.2 million cash flow source for the same period last year. Accounts payable days outstanding was 45.2 days for the three months ended March 31, 2015 compared to 40.7 days for the same period last year.

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments) and acquisitions. With the execution of the new restructuring plan, management believes the Company will have access to sufficient cash from operations and planned working capital improvements along with its available revolver borrowing capacity to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities such as, making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended March 31, 2015. At this ratio, the Company's current maximum borrowing capacity would be $100.1 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.

Additional unrestricted borrowing capacity under the Revolving Credit Facility at March 31, 2015 was as follows:

Maximum borrowing capacity	$125.0
Borrowings	(62.0)
Minimum excess availability before triggering Cash Dominion	(15.6)
Letters of credit and other reserves	(9.3)
Additional unrestricted borrowing capacity	$38.1
The Revolving Credit Facility matures on December 10, 2019 (or 91 days prior to the maturity date of the Company's Senior Secured Notes or Convertible Notes if they have not been refinanced).
The Company intends to maintain sufficient levels of available liquidity, manage working capital and monitor the Company’s overall capitalization. Cash and cash equivalents at March 31, 2015 were $13.4 million, and the Company had $38.1 million of additional unrestricted borrowing capacity under its Revolving Credit Facility. Approximately $8.4 million of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	March 31,	December 31,	Increase (Decrease)
	2015	2014	to Working Capital
Working capital	$278.8	$291.9	$(13.1)
Cash and cash equivalents	13.4	8.5	4.9
Accounts receivable	129.2	131.0	(1.8)
Inventories	243.3	236.9	6.4
Accounts payable	86.0	68.8	(17.2)
Accrued and other liabilities	36.0	27.7	(8.3)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 71.2% at March 31, 2015 and 67.4% at December 31, 2014. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by term of agreements noted above, depending on market conditions, and external factors such as credit ratings, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position.
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

Cash paid for capital expenditures for the three months ended March 31, 2015 was $2.1 million, up slightly from the same period last year. Management believes there will be an additional $2 million of capital expenditures during the remainder of 2015.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2015 (remaining nine months)	$0.4
2016	210.5
2017	57.6
2018	—
2019(a)	62.0
2019 and beyond	—
Total debt	$330.5
(a) Amount represents outstanding balance under the Company's Revolving Credit Facility as of March 31, 2015 which can fluctuate. The maturity date presented above is based on the December 15, 2019 maturity date of the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility may become due sooner than the December 15, 2019 maturity date as described in Note 7 to the Condensed Consolidated Financial Statements.
As of March 31, 2015, the Company had $6.1 million of irrevocable letters of credit outstanding, which primarily consisted of $3.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2014. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014 for further discussion of such risks.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that review and evaluation, the CEO and Interim CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013. The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers. The Company has incurred costs for warranty and other customer claims associated with these alleged quality defects of $1.2 million to date, of which $0.1 million and $1.1 million were included as reductions of net sales for the years ended December 31, 2014 and December 31, 2013, respectively. As of March 31, 2015, the Company is not aware of any remaining active claims for compensation as a result of the alleged quality defects. The Company is pursuing claims against the original supplier of the products. While the Company does not currently expect further claims related to the alleged quality defects, there can be no assurance that additional claims will not arise or that the Company will not incur further losses related to such claims in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Directors of the Company who are not employees may elect to defer receipt of up to 100% of his or her cash retainer. A director who defers board compensation may select either an interest or a stock equivalent investment option for amounts in the director's deferred compensation account. Disbursement of the stock equivalent unit account may be in shares of Company common stock or in cash as designated by the director. If payment from the stock equivalent unit account is made in shares of the Company's common stock, the number of shares to be distributed will equal the number of full stock equivalent units held in the director's account. On January 2, 2015, and March 17, 2015, receipt of approximately 1,845 shares, and 1,919 shares, respectively, were deferred as payment for the board compensation. The shares were acquired at a price of $8.13 per share and $3.30 per share, respectively, which represented the closing price of the Company's common stock on the date such compensation would otherwise have been paid to the director. Exemption from registration of the shares is claimed by the Company under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

Exhibit No.	Description
3.1
Amended and Restated Bylaws of A.M. Castle & Co. adopted March 17, 2015. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015. Commission File No. 1-05415.

10.1
Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015. Commission File No. 1-05415.

10.2*	Bonus Award Letter dated March 17, 2015, between A.M. Castle & Co. and Marec E. Edgar.
10.3*
Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.4*
Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.5*
Change in Control Agreement dated April 16, 2015, bteween A.M. Castle & Co. and Steven W. Scheinkman. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.6*
Separation and General Release dated April 16, 2015, between A.M. Castle & Co. and Scott Dolan. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.7
First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

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

A. M. Castle & Co.
(Registrant)
Date:	April 29, 2015	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Interim Vice President, Chief Financial Officer & Treasurer and Vice President, Corporate Controller & Chief Accounting Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
3.1
Amended and Restated Bylaws of A.M. Castle & Co. adopted March 17, 2015. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015. Commission File No. 1-05415.

10.1
Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015. Commission File No. 1-05415.

10.2*	Bonus Award Letter dated March 17, 2015, between A.M. Castle & Co. and Marec E. Edgar.	E-1
10.3*
Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.4*
Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.5*
Change in Control Agreement dated April 16, 2015, bteween A.M. Castle & Co. and Steven W. Scheinkman. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.6*
Separation and General Release dated April 16, 2015, between A.M. Castle & Co. and Scott Dolan. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

10.7
First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2015. Commission File No. 1-05415.

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