Form 10-Q
period 2015-06-30
CASTLE A M & CO
filed 2015-08-06
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2015
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2015 was 23,777,280 shares.

A. M. CASTLE & CO.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$11,496	$8,454
Accounts receivable, less allowances of $3,577 and $3,375	115,260	131,003
Inventories, principally on last-in first-out basis (replacement cost higher by $127,569 and $129,779)	203,143	236,932
Prepaid expenses and other current assets	11,081	9,458
Deferred income taxes	1,005	685
Income tax receivable	2,927	2,886
Total current assets	344,912	389,418
Investment in joint venture	38,455	37,443
Goodwill	12,973	12,973
Intangible assets, net	50,324	56,555
Prepaid pension cost	6,656	7,092
Other assets	10,254	11,660
Property, plant and equipment
Land	3,596	4,466
Buildings	50,608	52,821
Machinery and equipment	184,504	183,923
Property, plant and equipment, at cost	238,708	241,210
Less - accumulated depreciation	(172,362)	(168,375)
Property, plant and equipment, net	66,346	72,835
Total assets	$529,920	$587,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,339	$68,782
Accrued and other liabilities	40,832	27,670
Income taxes payable	648	328
Current portion of long-term debt	617	737
Total current liabilities	103,436	97,517
Long-term debt, less current portion	326,066	309,377
Deferred income taxes	8,613	8,360
Other non-current liabilities	3,136	3,655
Pension and postretirement benefit obligations	19,830	18,747
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,888 shares issued and 23,777 outstanding at June 30, 2015 and 23,630 shares issued and 23,559 outstanding at December 31, 2014	238	236
Additional paid-in capital	226,074	225,953
Accumulated deficit	(109,050)	(29,424)
Accumulated other comprehensive loss	(47,398)	(45,565)
Treasury stock, at cost—111 shares at June 30, 2015 and 71 shares at December 31, 2014	(1,025)	(880)
Total stockholders’ equity	68,839	150,320
Total liabilities and stockholders’ equity	$529,920	$587,976
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$199,703	$249,492	$421,931	$502,902
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	172,402	191,565	340,513	380,096
Warehouse, processing and delivery expense	30,917	36,747	57,948	72,128
Sales, general and administrative expense	25,683	29,471	51,218	59,095
Restructuring activity, net	15,618	907	16,449	1,646
Depreciation and amortization expense	6,312	6,533	12,667	12,990
Impairment of goodwill	—	56,160	—	56,160
Operating loss	(51,229)	(71,891)	(56,864)	(79,213)
Interest expense, net	(10,374)	(9,888)	(20,920)	(19,840)
Other expense, net	3,963	1,590	(2,262)	908
Loss before income taxes and equity in earnings of joint venture	(57,640)	(80,189)	(80,046)	(98,145)
Income taxes	(1,731)	6,097	(906)	6,148
Loss before equity in earnings of joint venture	(59,371)	(74,092)	(80,952)	(91,997)
Equity in earnings of joint venture	451	1,794	1,326	3,701
Net loss	$(58,920)	$(72,298)	$(79,626)	$(88,296)

Basic loss per share	$(2.50)	$(3.10)	$(3.39)	$(3.78)
Diluted loss per share	$(2.50)	$(3.10)	$(3.39)	$(3.78)
Dividends per common share	$—	$—	$—	$—
Comprehensive loss	$(57,461)	$(71,003)	$(81,459)	$(87,163)
The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(79,626)	$(88,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,667	12,990
Amortization of deferred financing costs and debt discount	4,242	3,718
Impairment of goodwill	—	56,160
Gain on sale of property, plant and equipment	(5,681)	(29)
Unrealized gains on commodity hedges	(172)	(865)
Unrealized foreign currency transaction losses	1,433	—
Equity in earnings of joint venture	(1,326)	(3,701)
Dividends from joint venture	315	1,085
Pension curtailment	3,080	—
Deferred taxes	142	(5,471)
Other, net	(13)	639
Increase (decrease) from changes in:
Accounts receivable	14,094	(17,371)
Inventories	31,285	(6,709)
Prepaid expenses and other current assets	(1,577)	(3,375)
Other assets	(1,988)	(146)
Prepaid pension costs	1,240	346
Accounts payable	(6,788)	18,950
Income taxes payable and receivable	113	(1,899)
Accrued and other liabilities	13,801	1,722
Postretirement benefit obligations and other liabilities	(315)	(267)
Net cash used in operating activities	(15,074)	(32,519)
Investing activities:
Capital expenditures	(3,295)	(4,299)
Proceeds from sale of property, plant and equipment	7,644	103
Net cash from (used) in investing activities	4,349	(4,196)
Financing activities:
Proceeds from long-term debt	464,700	79,450
Repayments of long-term debt	(450,795)	(56,798)
Other financing activities	—	193
Net cash from financing activities	13,905	22,845
Effect of exchange rate changes on cash and cash equivalents	(138)	117
Net change in cash and cash equivalents	3,042	(13,753)
Cash and cash equivalents - beginning of year	8,454	30,829
Cash and cash equivalents - end of period	$11,496	$17,076
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
Standards Updates Issued Not Yet Effective
In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance on a customer's accounting for cloud computing costs. The ASU is effective for annual reporting periods beginning after December 15, 2015. The Company is currently reviewing the guidance and assessing the potential impact on its financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption, and it is effective for annual reporting periods beginning after December 16, 2017, and interim periods within those annual periods. Early adoption is not permitted. The Company is currently reviewing the guidance and assessing the potential impact on its financial statements.

(3) Earnings Per Share
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible debt which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. The following table is a reconciliation of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2015 and 2014, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(58,920)	$(72,298)	$(79,626)	$(88,296)
Denominator:
Denominator for basic loss per share:
Weighted average common shares outstanding	23,560	23,351	23,511	23,337
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted earnings per share	23,560	23,351	23,511	23,337
Basic loss per share	$(2.50)	$(3.10)	$(3.39)	$(3.78)
Diluted loss per share	$(2.50)	$(3.10)	$(3.39)	$(3.78)
Excluded outstanding share-based awards having an anti-dilutive effect	368	630	368	630
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	—	1,024	—	1,332
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
(4) Inventories
Approximately 77% of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at June 30, 2015, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $127,569 and $129,779 at June 30, 2015 and December 31, 2014, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.

(5) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three and six months ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$41,014	$62,608	$93,620	$127,859
Cost of materials	35,045	52,100	79,395	106,403
Income before taxes	760	4,639	2,750	9,443
Net income	902	3,588	2,652	7,402
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the six months ended June 30, 2015 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2015
Goodwill	$116,377	$12,973	$129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of January 1, 2015	—	12,973	12,973
Balance as of June 30, 2015
Goodwill	116,377	12,973	129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of June 30, 2015	$—	$12,973	$12,973
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
The following table summarizes the components of intangible assets, all of which relate to the Metals reporting unit:

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$115,193	$69,628	$116,268	$64,922
Trade name	7,747	2,988	7,864	2,655
Total	$122,940	$72,616	$124,132	$67,577
For the six months ended June 30, 2015 and 2014, the aggregate amortization expense was $5,346 and $5,837, respectively.

The following is a summary of the estimated annual amortization expense for 2015 and each of the next 4 years:

2015	$10,688
2016	10,688
2017	8,665
2018	4,548
2019	4,548
(7) Debt
Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$210,000	$210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 10, 2019	73,500	59,200
Other, primarily capital leases	859	1,257
Total long-term debt	341,859	327,957
Less: unamortized discount	(15,176)	(17,843)
Less: current portion	(617)	(737)
Total long-term portion	326,066	309,377
TOTAL DEBT	$326,683	$310,114
Secured Notes
As of June 30, 2015, the Company had $210,000 aggregate principal amount of Senior Secured Notes (the "Secured Notes") outstanding that will mature on December 15, 2016. The Company pays interest on the Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the Note Guarantors). Refer to Note 16 for Guarantor Financial Information disclosure.
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

Convertible Notes
As of June 30, 2015, the Company had $57,500 aggregate principal amount of Convertible Senior Notes (the "Convertible Notes") outstanding that are due December 15, 2017. The Company pays interest on the Convertible Notes at a rate of 7.0% per annum in cash semi-annually. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes is 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.
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
The weighted average interest rate for borrowings under the Revolving Credit Facility for the six months ended June 30, 2015 was 2.74%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended June 30, 2015. At this ratio, the Company's current maximum borrowing capacity would be $101,147 before triggering full dominion of the Company's cash collections. As of June 30, 2015, the Company had $27,647 of additional unrestricted borrowing capacity under the Revolving Credit Facility.
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

The Company’s pension plan asset portfolio as of June 30, 2015 and December 31, 2014 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of June 30, 2015 was estimated to be $202,253 compared to a carrying value of $210,000. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of June 30, 2015 was approximately $48,620 compared to a carrying value of $57,500. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at June 30, 2015 were as follows:

Company's stock price at the end of the period	$6.17
Expected volatility	49.8%
Credit spreads	21.65%
Risk-free interest rate	0.81%
As of June 30, 2015, the estimated fair value of the Company's debt outstanding under its revolving credit facility, which falls within Level 3 of the fair value hierarchy, was $61,041 compared to its carrying value of $73,500, assuming the current amount of debt outstanding as of June 30, 2015 was outstanding until the maturity of the Company's facility in December 2019. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during the future periods since there is no predetermined borrowing or repayment schedule.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At June 30, 2015, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At June 30, 2015, the notional value associated with forward contracts was $5,283. The Company recorded, through cost of materials, realized and unrealized net losses of $244 and $454 for the three and six months ended June 30, 2015, respectively, and a realized and unrealized net gain of $217 and a realized and unrealized net loss of $69 for the three and six months ended June 30, 2014, respectively, as a result of the change in the fair value of the contracts. As of June 30, 2015 and December 31, 2014, respectively, all commodity hedge contracts were in a liability position. Refer to Note 14 for letters of credit outstanding for collateral associated with commodity hedges.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are included in accrued liabilities and other non-current liabilities on the Company's balance sheets and classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total(a)
As of June 30, 2015
Derivative liability for commodity hedges	$—	$1,442	$—	$1,442
As of December 31, 2014
Derivative liability for commodity hedges	$—	$1,615	$—	$1,615
(a) As of June 30, 2015 and December 31, 2014 the short-term portion of the derivative liability for commodity hedges of $1,095 and $1,137, respectively, is included in "Accrued and other liabilities" and the long-term portion of $347 and $478, respectively, is included in "Other non-current liabilities" in the Condensed Consolidated Balance Sheet.

(9) Stockholders’ Equity
Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss for the three and six months ended June 30, 2015 and 2014, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(58,920)	$(72,298)	$(79,626)	$(88,296)
Foreign currency translation adjustments	(378)	1,041	(4,692)	626
Change in unrecognized pension and postretirement benefit costs, net of tax	1,837	254	2,859	507
Total comprehensive loss	$(57,461)	$(71,003)	$(81,459)	$(87,163)
The components of accumulated other comprehensive loss are as follows:

	June 30, 2015	December 31, 2014
Foreign currency translation losses	$(14,686)	$(9,994)
Unrecognized pension and postretirement benefit costs, net of tax	(32,712)	(35,571)
Total accumulated other comprehensive loss	$(47,398)	$(45,565)
Changes in accumulated other comprehensive loss by component for the three months ended June 30, 2015 and 2014 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2015	2014	2015	2014	2015	2014
Balance as of April 1,	$(34,549)	$(13,873)	$(14,308)	$(5,032)	$(48,857)	$(18,905)
Other comprehensive (loss) income before reclassifications	—	—	(378)	1,041	(378)	1,041
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	1,837	254	—	—	1,837	254
Net current period other comprehensive income (loss)	1,837	254	(378)	1,041	1,459	1,295
Balance as of June 30,	$(32,712)	$(13,619)	$(14,686)	$(3,991)	$(47,398)	$(17,610)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three month periods ended June 30, 2015 and 2014, respectively.

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 and 2014, respectively, are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2015	2014	2015	2014	2015	2014
Balance as of January 1,	$(35,571)	$(14,126)	$(9,994)	$(4,617)	$(45,565)	$(18,743)
Other comprehensive (loss) income before reclassifications	—	—	(4,692)	626	(4,692)	626
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	2,859	507	—	—	2,859	507
Net current period other comprehensive income (loss)	2,859	507	(4,692)	626	(1,833)	1,133
Balance as of June 30,	$(32,712)	$(13,619)	$(14,686)	$(3,991)	$(47,398)	$(17,610)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the six months periods ended June 30, 2015 and 2014, respectively.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(907)	$(70)	$(1,001)	$(141)
Actuarial loss (b)	(930)	(345)	(1,858)	(690)
Total before tax	(1,837)	(415)	(2,859)	(831)
Tax effect	—	161	—	324
Total reclassifications for the period, net of tax	$(1,837)	$(254)	$(2,859)	$(507)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in "Sales, general and administrative expense." Prior service cost of $813 for pension curtailment is shown as "Restructuring activity, net" in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six month periods ended June 30, 2015. There was no pension curtailment expense in 2014 (see Note 11 for additional details).

(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The unrecognized compensation cost as of June 30, 2015 associated with all share-based payment arrangements is $1,663 and the weighted average period over which it is to be expensed is 1.3 years.

(11) Employee Benefit Plans
In conjunction with the restructuring activities in the second quarter of 2015, the Company recorded a pension curtailment of $3,080, related to the company-sponsored defined benefit plans.
Components of the net periodic pension and postretirement benefit cost for the three and six months ended June 30, 2015 and 2014, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$237	$128	$474	$255
Interest cost	1,795	1,740	3,590	3,480
Expected return on assets	(2,317)	(2,095)	(4,634)	(4,190)
Amortization of prior service cost	94	70	188	141
Amortization of actuarial loss	929	345	1,857	690
Curtailment charge	$3,080	$—	$3,080	$—
Net periodic pension and postretirement benefit cost	$3,818	$188	$4,555	$376
Contributions paid	$—	$—	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2015.
(12) Restructuring Activity

As part of the Company’s continued efforts to adapt operations to market conditions, additional restructuring activities related to the Company’s organizational structure and operations were announced in the second quarter of 2015. In April 2015, the Company announced organizational changes, which include workforce reductions and the consolidations of up to ten facilities in locations it deemed to have redundant operations. The plan has now been changed to consolidate only seven facilities. The consolidations and organizational changes are part of the Company’s restructuring plan to streamline the organizational structure, lower structural operating costs, and increase liquidity. The Company expects that most of the actions related to the restructuring plan will be completed by the end of the first quarter of 2016. Depending on future market conditions and activity levels, further actions may be necessary to adjust operations, which may result in additional charges in 2015. Restructuring activity is primarily included in the Company's Metals segment. There was not any restructuring activity in the Company's Plastic segment. Restructuring activity associated with the write-down of inventory is included in "Cost of materials" in the Condensed Consolidated Statement of Operations and Comprehensive Loss and all other restructuring is recorded in the "Restructuring activity, net" line item.
The Company recorded the following restructuring activity during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Employee termination and related benefits	$14,252	$870	$14,252	$870
Moving costs associated with plant consolidations	601	37	$601	$776
Professional fees	765	—	1,596	—
Total	$15,618	$907	$16,449	$1,646

Employee termination and related benefits
In the second quarter of 2015, the Company began a workforce reduction which decreased its headcount by seven percent. The Company plans to eliminate further positions by the first quarter of 2016 as the branch consolidations occur. As a result of the restructuring plan, the Company recorded a charge for severance expense totaling $5,672. The Company also recorded a pension curtailment charge of $3,080 and an estimated pension withdrawal liability charge of $5,500 from a multi-employer plan.

Moving costs associated with plant consolidations
As part of the restructuring plan, the Company will consolidate seven facilities. The closing plants will move certain of their operations to the remaining facilities. As a result, the Company recognized $601 of moving costs associated with the closing or moving of certain facilities and inventory in the second quarter of 2015.

Professional fees
As of June 30, 2015, the Company incurred $1,596 to date in professional fees associated with the development and implementation of the current restructuring plan.

Inventory charge
In addition to the matters described above, the Company recorded charges of $22,335 for inventory which was identified to be scrapped or reserved in the second quarter 2015. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course. The charge includes a provision for small pieces of inventory at closing branches which will not be moved, as well as, provisions for excess inventory levels based on estimates of current and future market demand. The inventory charge is reported in the "Cost of materials" line item in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Restructuring reserve activity for the six months ended June 30, 2015 is summarized below:

		Period Activity
	Balance January, 1 2015	Charges (gains)	Cash receipts (payments)	Write-down of inventory	Balance June 30, 2015
Employee termination and related benefits	$—	$14,252	$(508)	$—	$13,744
Lease termination costs (a)	636	—	(202)	—	434
Moving costs associated with plant consolidations	—	601	(601)	—	—
Professional fees	—	1,596	(1,596)	—	—
Inventory write-down	—	22,335	—	(22,335)	—
Total	$636	$38,784	$(2,907)	$(22,335)	$14,178
(a) Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of June 30, 2015, the short-term portion of the lease termination costs of $388, and the employee termination and related benefits of 13,744 are included in accrued liabilities and the long-term portion of the lease termination costs of $46 is included in other non-current liabilities in the Consolidated Balance Sheet.

(13) Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items.

For the three months ended June 30, 2015, the Company recorded income tax expense of $1,731 on pre-tax losses of $57,189, for an effective tax rate of (3.0)%. For the three months ended June 30, 2014, the Company recorded income tax benefit of $6,097 on pre-tax loss of $78,395, for an effective tax rate of 7.8%.

For the six months ended June 30, 2015 , the Company recorded income tax expense of $906 on pre-tax losses of $78,720, for an effective tax rate of (1.2)%. For the six months ended June 30, 2014, the Company recorded income tax benefit of $6,148 on pre-tax loss of $94,444, for an effective tax rate of 6.5%.

The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three and six months ended June 30, 2015 and 2014 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, and the tax effects of goodwill impairment charges in 2014.

(14) Commitments and Contingent Liabilities
As of June 30, 2015, the Company had $5,092 of irrevocable letters of credit outstanding which primarily consisted of $2,000 for collateral associated with commodity hedges and $1,842 for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.
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

Segment information for the three months ended June 30, 2015 and 2014 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2015
Metals segment	$166,328	$(49,996)	$713	$5,887
Plastics segment	33,375	1,748	521	425
Other (a)	—	(2,981)	—	—
Consolidated	$199,703	$(51,229)	$1,234	$6,312
2014
Metals segment	$214,095	$(70,155)	$1,859	$6,103
Plastics segment	35,397	1,667	428	430
Other (a)	—	(3,403)	—	—
Consolidated	$249,492	$(71,891)	$2,287	$6,533
(a) “Other” – Operating loss includes the costs of executive, legal and elements of the finance departments which are shared by both the Metals and Plastics segments.
Segment information for the six months ended June 30, 2015 and 2014, respectively, is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2015
Metals segment	$354,868	$(53,000)	$2,550	$11,781
Plastics segment	67,063	2,978	745	886
Other (a)	—	(6,842)	—	—
Consolidated	$421,931	$(56,864)	$3,295	$12,667
2014
Metals segment	$433,158	$(76,387)	$3,737	$12,159
Plastics segment	69,744	3,174	562	831
Other (a)	—	(6,000)	—	—
Consolidated	$502,902	$(79,213)	$4,299	$12,990
(a) “Other” – Operating loss includes the costs of executive, legal and elements of the finance departments which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated loss before income taxes for the three and six months ended June 30, 2015 and 2014, respectively,:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating loss	$(51,229)	$(71,891)	$(56,864)	$(79,213)
Interest expense, net	(10,374)	(9,888)	(20,920)	(19,840)
Other expense, net	3,963	1,590	(2,262)	908
Loss before income taxes and equity in earnings of joint venture	(57,640)	(80,189)	(80,046)	(98,145)
Equity in earnings of joint venture	451	1,794	1,326	3,701
Consolidated loss before income taxes	$(57,189)	$(78,395)	$(78,720)	$(94,444)

Segment information for total assets is as follows:

	June 30, 2015	December 31, 2014
Metals segment	$431,013	$489,563
Plastics segment	60,452	60,970
Other (a)	38,455	37,443
Consolidated	$529,920	$587,976
(a) “Other” — Total assets consist of the Company's investment in joint venture.
(16) Guarantor Financial Information
The Company's Senior Secured Notes are guaranteed by certain 100% directly owned subsidiaries of the Company (the "Guarantors"). As of June 30, 2015, the Guarantors included Total Plastics, Inc., Advanced Fabricating Technology, LLC, Keystone Tube Company, LLC and Paramount Machine Company, LLC, each of which fully and unconditionally guarantee the Senior Secured Notes on a joint and several basis.
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

Condensed Consolidating Balance Sheet As of June 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,674	$1,222	$8,600	$—	$11,496
Accounts receivable, less allowance for doubtful accounts	53,682	18,629	42,949	—	115,260
Receivables from affiliates	1,089	113	—	(1,202)	—
Inventories	104,572	19,960	78,679	(68)	203,143
Prepaid expenses and other current assets	3,888	413	10,712	—	15,013
Total current assets	164,905	40,337	140,940	(1,270)	344,912
Investment in joint venture	38,455	—	—	—	38,455
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	38,189	—	12,135	—	50,324
Other assets	15,094	—	2,675	(859)	16,910
Investment in subsidiaries	57,299	—	—	(57,299)	—
Receivables from affiliates	133,707	42,079	—	(175,786)	—
Property, plant and equipment, net	40,783	11,774	13,789	—	66,346
Total assets	$488,432	$107,163	$169,539	$(235,214)	$529,920
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$36,336	$9,391	$15,612	$—	$61,339
Payables due to affiliates	1,089	—	113	(1,202)	—
Other current liabilities	32,724	2,668	6,088	—	41,480
Current portion of long-term debt	575	—	42	—	617
Total current liabilities	70,724	12,059	21,855	(1,202)	103,436
Long-term debt, less current portion	326,036	—	30	—	326,066
Payables due to affiliates	—	7,004	168,782	(175,786)	—
Deferred income taxes	—	5,524	3,948	(859)	8,613
Other non-current liabilities	22,833	—	133	—	22,966
Stockholders’ equity (deficit)	68,839	82,576	(25,209)	(57,367)	68,839
Total liabilities and stockholders’ equity	$488,432	$107,163	$169,539	$(235,214)	$529,920

Condensed Consolidating Balance Sheet As of December 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$511	$977	$6,966	$—	$8,454
Accounts receivable, less allowance for doubtful accounts	66,178	19,303	45,522	—	131,003
Receivables from affiliates	2,071	81	—	(2,152)	—
Inventories	142,314	19,320	75,366	(68)	236,932
Prepaid expenses and other current assets	3,490	1,033	8,506	—	13,029
Total current assets	214,564	40,714	136,360	(2,220)	389,418
Investment in joint venture	37,443	—	—	—	37,443
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	42,772	—	13,783	—	56,555
Other assets	18,766	—	996	(1,010)	18,752
Investment in subsidiaries	70,274	—	—	(70,274)	—
Receivables from affiliates	113,188	36,607	2,157	(151,952)	—
Property, plant and equipment, net	46,094	12,184	14,557	—	72,835
Total assets	$543,101	$102,478	$167,853	$(225,456)	$587,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,613	$8,055	$19,114	$—	$68,782
Payables due to affiliates	2,071	—	81	(2,152)	—
Other current liabilities	18,841	3,065	6,092	—	27,998
Current portion of long-term debt	691	—	46	—	737
Total current liabilities	63,216	11,120	25,333	(2,152)	97,517
Long-term debt, less current portion	307,327	—	2,050	—	309,377
Payables due to affiliates	—	5,581	146,371	(151,952)	—
Deferred income taxes	—	5,524	3,846	(1,010)	8,360
Other non-current liabilities	22,238	—	164	—	22,402
Stockholders’ equity (deficit)	150,320	80,253	(9,911)	(70,342)	150,320
Total liabilities and stockholders’ equity	$543,101	$102,478	$167,853	$(225,456)	$587,976

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Three Months Ended June 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$112,785	$33,375	$56,405	$(2,862)	$199,703
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	105,590	23,291	46,383	(2,862)	172,402
Warehouse, processing and delivery expense	21,319	3,053	6,545	—	30,917
Sales, general and administrative expense	18,053	4,336	3,294	—	25,683
Restructuring activity	15,421	—	197	—	15,618
Depreciation and amortization expense	4,718	564	1,030	—	6,312
Operating (loss) income	(52,316)	2,131	(1,044)	—	(51,229)
Interest expense, net	(6,360)	—	(4,014)	—	(10,374)
Other expense, net	—	—	3,963	—	3,963
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(58,676)	2,131	(1,095)	—	(57,640)
Income taxes	(231)	(810)	(690)	—	(1,731)
Equity in losses of subsidiaries	(464)	—	—	464	—
Equity in earnings of joint venture	451	—	—	—	451
Net (loss) income	$(58,920)	$1,321	$(1,785)	$464	$(58,920)
Comprehensive (loss) income	$(57,461)	$1,321	$(2,163)	$842	$(57,461)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Three Months Ended June 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$153,251	$35,397	$63,503	$(2,659)	$249,492
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	116,974	25,255	51,995	(2,659)	191,565
Warehouse, processing and delivery expense	26,789	2,889	7,069	—	36,747
Sales, general and administrative expense	19,436	4,633	5,402	—	29,471
Restructuring activity	733	—	174	—	907
Depreciation and amortization expense	4,934	561	1,038	—	6,533
Impairment of goodwill	41,308	—	14,852	—	56,160
Operating (loss) income	(56,923)	2,059	(17,027)	—	(71,891)
Interest expense, net	(6,294)	—	(3,594)	—	(9,888)
Other expense, net	—	—	1,590	—	1,590
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(63,217)	2,059	(19,031)	—	(80,189)
Income taxes	2,452	(782)	4,427	—	6,097
Equity in losses of subsidiaries	(13,327)	—	—	13,327	—
Equity in earnings of joint venture	1,794	—	—	—	1,794
Net (loss) income	$(72,298)	$1,277	$(14,604)	$13,327	$(72,298)
Comprehensive (loss) income	$(71,003)	$1,277	$(13,563)	$12,286	$(71,003)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Six Months Ended June 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$245,235	$67,063	$115,405	$(5,772)	$421,931
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	205,383	47,281	93,621	(5,772)	340,513
Warehouse, processing and delivery expense	38,861	5,971	13,116	—	57,948
Sales, general and administrative expense	35,395	8,903	6,920	—	51,218
Restructuring activity	16,252	—	197	—	16,449
Depreciation and amortization expense	9,461	1,163	2,043	—	12,667
Operating (loss) income	(60,117)	3,745	(492)	—	(56,864)
Interest expense, net	(12,773)	—	(8,147)	—	(20,920)
Other expense, net	—	—	(2,262)	—	(2,262)
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(72,890)	3,745	(10,901)	—	(80,046)
Income taxes	216	(1,423)	301	—	(906)
Equity in losses of subsidiaries	(8,278)	—	—	8,278	—
Equity in earnings of joint venture	1,326	—	—	—	1,326
Net (loss) income	$(79,626)	$2,322	$(10,600)	$8,278	$(79,626)
Comprehensive (loss) income	$(81,459)	$2,322	$(15,292)	$12,970	$(81,459)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Six Months Ended June 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$317,457	$69,744	$123,469	$(7,768)	$502,902
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	238,886	49,360	99,618	(7,768)	380,096
Warehouse, processing and delivery expense	52,792	5,871	13,465	—	72,128
Sales, general and administrative expense	39,397	9,462	10,236	—	59,095
Restructuring activity	1,472	—	174	—	1,646
Depreciation and amortization expense	9,824	1,093	2,073	—	12,990
Impairment of goodwill	41,308	—	14,852	—	56,160
Operating (loss) income	(66,222)	3,958	(16,949)	—	(79,213)
Interest expense, net	(12,460)	—	(7,380)	—	(19,840)
Other expense, net	—	—	908	—	908
(Loss) income before income taxes and equity in earnings of subsidiaries and joint venture	(78,682)	3,958	(23,421)	—	(98,145)
Income taxes	5,026	(1,162)	2,284	—	6,148
Equity in losses of subsidiaries	(18,341)	—	—	18,341	—
Equity in earnings of joint venture	3,701	—	—	—	3,701
Net (loss) income	$(88,296)	$2,796	$(21,137)	$18,341	$(88,296)
Comprehensive (loss) income	$(87,163)	$2,796	$(20,511)	$17,715	$(87,163)

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(79,626)	$2,322	$(10,600)	$8,278	$(79,626)
Equity in losses of subsidiaries	8,278	—	—	(8,278)	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	70,924	2,725	(9,097)	—	64,552
Net cash from (used in) operating activities	(424)	5,047	(19,697)	—	(15,074)
Investing activities:
Capital expenditures	(1,460)	(753)	(1,082)	—	(3,295)
Proceeds from sale of property, plant and equipment	7,641	—	3	—	7,644
Net advances to subsidiaries	(20,519)	—	—	20,519	—
Net cash used in investing activities	(14,338)	(753)	(1,079)	20,519	4,349
Financing activities:
Proceeds from long-term debt	464,700	—	—	—	464,700
Repayments of long-term debt	(448,775)	—	(2,020)	—	(450,795)
Net intercompany (repayments) borrowings	—	(4,049)	24,568	(20,519)	—
Net cash from (used in) financing activities	15,925	(4,049)	22,548	(20,519)	13,905
Effect of exchange rate changes on cash and cash equivalents	—	—	(138)	—	(138)
Net change in cash and cash equivalents	1,163	245	1,634	—	3,042
Cash and cash equivalents - beginning of year	511	977	6,966	—	8,454
Cash and cash equivalents - end of period	$1,674	$1,222	$8,600	$—	$11,496

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(88,296)	$2,796	$(21,137)	$18,341	$(88,296)
Equity in losses of subsidiaries	18,341	—	—	(18,341)	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	54,603	(2,381)	3,555	—	55,777
Net cash (used in) from operating activities	(15,352)	415	(17,582)	—	(32,519)
Investing activities:
Capital expenditures	(2,364)	(585)	(1,350)	—	(4,299)
Proceeds from sale of property, plant and equipment	51	—	52	—	103
Net cash used in investing activities	(2,313)	(585)	(1,298)	—	(4,196)
Financing activities:
Proceeds from long-term debt	78,450	—	1,000	—	79,450
Repayments of long-term debt	(55,785)	—	(1,013)	—	(56,798)
Net intercompany (repayments) borrowings	(9,869)	912	8,957	—	—
Other financing activities	193	—	—	—	193
Net cash from financing activities	12,989	912	8,944	—	22,845
Effect of exchange rate changes on cash and cash equivalents	—	—	117	—	117
Net change in cash and cash equivalents	(4,676)	742	(9,819)	—	(13,753)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of period	$3,999	$1,237	$11,840	$—	$17,076

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions, except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report.  Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our facility closures and organizational changes.  These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions.  These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions.  Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including our ability to effectively manage our operational initiatives, the impact of volatility of metals and plastics prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels and the impact of our substantial level of indebtedness, as well as including those risk factors identified in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above.  Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in Item 1 “Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower net sales in its Metals segment products in the second quarter of 2015 compared to the second quarter of 2014, primarily due to lower demand for tubing in the Oil and Gas sectors, while demand for aluminum in the Aerospace sector was up. Net sales in the Company's Plastics segment in the second quarter of 2015 were 5.7% lower when compared to the same period last year, primarily due to an automotive project that expired in July 2014. The remainder of the decline in the Plastics segment was primarily due to softer demand amplified by raw material pricing declines across most product lines.
Consolidated net sales decreased $49.8 million or 20.0% from the second quarter of 2014 due to decreased Metals segment sales volumes. Consolidated operating loss for the second quarter of 2015 was $51.2 million, which included a $15.6 million charge for restructuring activity in addition to a $22.3 million inventory charge related to restructuring activities, compared to second quarter of 2014 consolidated operating loss of $71.9 million, which included a $0.9 million charge for restructuring activity and a $56.2 million non-cash goodwill impairment charge. Consolidated net loss for the second quarter of 2015 was $58.9 million compared to consolidated net loss of $72.3 million for the second quarter of 2014.
The restructuring actions, announced on April 28, 2015 are expected to result in annualized cost improvement of approximately $40.0 million when measured against annualized first quarter 2015 run rate revenue and upon full implementation of these activities. Significant progress was made in implementing the plan in the second quarter 2015. The original plan was changed to close only seven facilities as compared to ten announced in April 2015. Further analysis indicated that operating results would benefit by keeping the three facilities open versus the savings expected to be realized by closing them. The results of these restructuring activities are also expected to improve the Company's working capital through better management of its assets and, consequentially, improve its liquidity. Total restructuring charges recorded during the second quarter of 2015 were $37.9 million, of which $12.5 million represented cash charges. The cash charges include an estimated $5.5 million that may be paid over 20 years. The Company's total estimated charges to be incurred as part of its restructuring initiatives remain consistent with its initial estimated range of $49.5 million to $64.4 million, including $17.7 million to $21.4 million of estimated cash charges. Not included in this range is the Company's revised estimate of cash proceeds related to the closure and sale of seven facilities of approximately $23.0 million.
Results of Operations: Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Consolidated results by business segment are summarized in the following table for the three months ended June 30, 2015 and 2014.

			Favorable/(Unfavorable)
	2015	2014	$ Change	% Change
Net Sales
Metals	$166.3	$214.1	$(47.8)	(22.3)%
Plastics	33.4	35.4	(2.0)	(5.7)%
Total Net Sales	$199.7	$249.5	$(49.8)	(20.0)%
Cost of Materials
Metals	$149.1	$166.3	$17.2	10.3%
% of Metals Sales	89.6%	77.7%
Plastics	23.3	25.3	2.0	7.9%
% of Plastics Sales	69.8%	71.3%
Total Cost of Materials	$172.4	$191.6	$19.2	10.0%
% of Total Sales	86.3%	76.8%
Operating Costs and Expenses
Metals	$67.2	$117.9	$50.7	43.0%
Plastics	8.3	8.4	0.1	1.6%
Other	3.0	3.4	0.4	12.4%
Total Operating Costs & Expenses	$78.5	$129.8	$51.3	39.5%
% of Total Sales	39.3%	52.0%
Operating Income (Loss)
Metals	$(50.0)	$(70.2)	$20.2	28.7%
% of Metals Sales	(30.1)%	(32.8)%
Plastics	1.7	1.6	0.1	4.9%
% of Plastics Sales	5.1%	4.7%
Other	(3.0)	(3.4)	0.4	12.4%
Total Operating Income (Loss)	$(51.2)	$(71.9)	$20.7	28.7%
% of Total Sales	(25.7)%	(28.8)%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $199.7 million, a decrease of $49.8 million, or 20.0%, compared to the second quarter of 2014. Metals segment net sales during the second quarter of 2015 of $166.3 million were $47.8 million, or 22.3%, lower than the same period last year. Plastics segment net sales during the second quarter of 2015 of $33.4 million were $2.0 million, or 5.7% lower than the second quarter of 2014.
Metals segment pricing was up 7.5% compared to the prior year quarter. The pricing increase was driven by average price increases for carbon and alloy plate, stainless, and alloy bar products. Metals segment sales volumes were down 29.0% compared to second quarter of 2014. Carbon and alloy plate and tubing products had the most significant decline in sales volumes compared to the second quarter of 2014. Within the Metals segment, net sales for the second quarter of 2015 were lower for both the Oil and Gas and Industrial businesses compared to the second quarter of 2014. The decrease in Plastics segment net sales during the second quarter of 2015 was primarily due to weaker performance in the automotive and home goods sectors.

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the second quarter of 2015 was $172.4 million, a decrease of $19.2 million, or 10.0%, compared to the second quarter of 2014. Second quarter 2015 included a LIFO credit of $1.5 million while the second quarter of 2014 included no LIFO income. Second quarter 2015 also included a $22.3 million restructuring charge related to the write-down of aged and excess inventory. The charge includes a provision for small pieces of inventory at closing branches which will not be moved, as well as, provisions for excess inventory levels based on estimates of current and future market demand. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course.
Material costs for the Metals segment for the second quarter of 2015 including the $22.3 million inventory restructuring charge were $149.1 million, or 89.6% as a percent of net sales, compared to $166.3 million, or 77.7% as a percent of net sales, for the second quarter of 2014. Cost of materials in the Metals segment decreased $17.2 million compared to the second quarter of 2014. The decrease is primarily due to the decrease in sales volumes from the prior year period. Material costs for the Plastics segment for the second quarter of 2015 were $23.3 million, or 69.8% as a percent of net sales, compared to $25.3 million, or 71.3% as a percent of net sales, for the second quarter of 2014. Plastics segment material costs as a percent of net sales were lower than second quarter of 2014 due to a decline in net sales caused by an expiration of an automotive program and softer demand that was amplified by raw material pricing declines.
Operating Costs and Expenses and Operating Income (Loss):
On a consolidated basis, operating costs and expenses decreased $51.3 million, or 39.5%, from $129.8 million, or 52.0% of net sales, in the second quarter of 2014 to $78.5 million, or 39.3% of net sales, during the second quarter of 2015.
A charge of $15.6 million associated with the Company's restructuring activities was included in operating costs and expenses for the three months ended June 30, 2015 compared to $0.9 million in the three months ended June 30, 2014. Restructuring activities for the three months ended June 30, 2015 consisted of (i) employee termination and related benefits for the workforce reductions from the organizational changes announced in April 2015; (ii) an estimated pension withdrawal liability charge for withdrawal from a multi-employer pension plan; (iii) non-cash pension curtailment charge; (iv) moving costs associated with plant consolidations; and (v) professional fees related to implementation of the restructuring plan. The three months ended June 30, 2014 included a $56.2 million goodwill impairment charge.
In addition to the restructuring items and goodwill impairment, all other operating costs decreased by $9.9 million compared to the prior year quarter due to decreases in sales, general and administrative costs and warehouse, processing and delivery costs which related to the following:

•	Sales, general and administrative costs decreased by $3.8 million as a result of lower payroll and benefits costs;

•	Warehouse, processing and delivery costs decreased by approximately $5.8 million as a result of the decrease in sales activity.
Benefits from restructuring activity are not expected to begin to be realized until the fourth quarter of 2015.
Consolidated operating loss for the second quarter of 2015, including a loss from restructuring activity of $15.6 million, was $51.2 million compared to an operating loss of $71.9 million, including $0.9 million of restructuring charges and a $56.2 million goodwill impairment charge, for the same period last year.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense, net was $10.4 million in the second quarter of 2015 which was $0.5 million higher than the prior year second quarter of 2014 due to increased revolver borrowings.
Other income related to foreign currency transaction gains was $4.0 million in the second quarter of 2015 compared to other income of $1.6 million for foreign currency transaction gains in the same period last year. These losses and gains relate to foreign currency transactions and unhedged intercompany financing arrangements.
The Company recorded an income tax expense of $1.7 million for the quarter ended June 30, 2015 compared to an income tax benefit of $6.1 million for the same period last year. The Company’s effective tax rate is expressed as

‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Loss before income taxes and equity in earnings of joint venture.’ The effective tax rate for the quarters ended June 30, 2015 and 2014 was (3.0)% and 7.8%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of restructuring charges.
Equity in earnings of the Company’s joint venture was $0.5 million in the second quarter of 2015 and $1.8 million in the same period last year. Earnings of the joint venture in the second quarter of 2015 have been impacted by declines in activity in the energy markets.
Consolidated net loss for the second quarter of 2015 was $58.9 million, or $2.50 per diluted share, compared to net loss of $72.3 million, or $3.10 per diluted share, for the same period in 2014.

Results of Operations: Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Consolidated results by business segment are summarized in the following table for the six months ended June 30, 2015 and 2014.

			Favorable/(Unfavorable)
	2015	2014	$ Change	% Change
Net Sales
Metals	$354.9	$433.2	$(78.3)	(18.1)%
Plastics	67.1	69.7	(2.7)	(3.8)%
Total Net Sales	$421.9	$502.9	$(81.0)	(16.1)%
Cost of Materials
Metals	$293.2	$330.8	$37.5	11.3%
% of Metals Sales	82.6%	76.4%
Plastics	47.3	49.3	2.1	4.2%
% of Plastics Sales	70.5%	70.8%
Total Cost of Materials	$340.5	$380.1	$39.6	10.4%
% of Total Sales	80.7%	75.6%
Operating Costs and Expenses
Metals	$114.6	$178.8	$64.2	35.9%
Plastics	16.8	17.2	0.4	2.4%
Other	6.8	6.0	(0.8)	(14.0)%
Total Operating Costs & Expenses	$138.3	$202.0	$63.7	31.6%
% of Total Sales	32.8%	40.2%
Operating (Loss) Income
Metals	$(53.0)	$(76.4)	$23.4	30.6%
% of Metals Sales	(14.9)%	(17.6)%
Plastics	3.0	3.2	(0.2)	(6.2)%
% of Plastics Sales	4.4%	4.6%
Other	(6.8)	(6.0)	(0.8)	(14.0)%
Total Operating Loss	$(56.9)	$(79.2)	$22.3	28.2%
% of Total Sales	(13.5)%	(15.8)%
“Other” includes the costs of executive, legal and elements of the finance departments which are shared by both segments of the Company.

Net Sales:
Consolidated net sales were $421.9 million, a decrease of $81.0 million, or 16.1%, compared to the six months ended June 30, 2014. Metals segment net sales during the six months ended June 30, 2015 of $354.9 million were $78.3 million, or 18.1%, lower than the same period last year reflecting lower volume compared to the six months ended June 30, 2014. Plastics segment net sales during the six months ended June 30, 2015 of $67.1 million were $2.7 million, or 3.8%, lower than the six months ended June 30, 2014.
Metals segment pricing increased by 2.5% compared to the six months ended June 30, 2014. The pricing increase was primarily driven by average price increases for stainless and carbon and alloy plate, offset by decreases for nickel, aluminum and tubing products. Metals segment sales volumes declined by 20.4% compared to six months ended June 30, 2014. Tubing, carbon and alloy plate products had the most significant decline in sales volumes while aluminum sales volume registered strength compared to the six months ended June 30, 2014. All of the Metals segment products, except for alloy bar, carbon and alloy plate, and stainless, had lower average selling prices when compared to six months ended June 30, 2014, with most average selling prices lower by 2% to 10%. The slight decrease in Plastics segment net sales during the six months ended June 30, 2015 was primarily due to a generally flat market in the automotive, marine and life sciences sectors.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during the six months ended June 30, 2015 was $340.5 million, a decrease of $39.6 million, or 10.4%, compared to the six months ended June 30, 2014. Cost of materials included LIFO income of $2.0 million and $1.2 million during the six months ended June 30, 2015 and 2014, respectively. The six months ended June 30, 2015 also included a $22.3 million restructuring charge for the write-down of aged and excess inventory. The charge includes a provision for small pieces of inventory at closing branches which will not be moved, as well as, provisions for excess inventory levels based on estimates of current and future market demand. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course.
Material costs for the Metals segment for the six months ended June 30, 2015 including the $22.3 million inventory restructuring charge were $293.2 million, or 82.6% as a percent of net sales, compared to $330.8 million, or 76.4% as a percent of net sales, for the six months ended June 30, 2014. Cost of materials in the Metals segment decreased $37.5 million compared to the six months ended June 30, 2014. The decrease is primarily due to the decrease in demand during the six months of 2015. Metals segment material costs as a percent of net sales for the six months ended June 30, 2015 were higher compared to the same period last year primarily due to restructuring inventory write-downs during the six months ended June 30, 2015. Material costs for the Plastics segment were $47.3 million for the six months ended June 30, 2015 compared to $49.3 million for the same period last year. Plastics segment material costs as a percentage of net sales improved from 70.8% in the six months ended June 30, 2014 to 70.5% in the six months ended June 30, 2015 due to increased fabrication work, which typically generates higher margins and keeps the cost of sales down.
Operating Costs and Expenses and Operating Loss:
On a consolidated basis, operating costs and expenses decreased $63.7 million, or 31.6%, from $202.0 million, or 40.2% of net sales, during the six months ended June 30, 2014 to $138.3 million, or 32.8% of net sales, during the six months ended June 30, 2015. The $63.7 million decrease was due mainly to a $56.2 million non-cash goodwill impairment charge during the six months ended June 30, 2014 offset by a $5.6 million gain on the sale of a facility in the six months ended June 30, 2015. Restructuring charges were $16.4 million in the six months ended June 30, 2015 compared to a $1.6 million charge in the six months ended June 30, 2014. Excluding the goodwill impairment, restructuring charges, and gain on sale of facility, the balance of the operating expenses were $16.7 million lower in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This is due primarily to lower plant and transportation costs of $8.6 million and lower selling, general, and administrative expenses from lower payroll and payroll related costs of $7.9 million.
Consolidated operating loss for the six months ended June 30, 2015 was $56.9 million compared to an operating loss of $79.2 million for the same period last year.

Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $20.9 million during the six months ended June 30, 2015, an increase of $1.1 million versus the same period last year as a result of higher revolver borrowing in 2015.
Other expense related to foreign currency transaction losses was $2.3 million during the six months ended June 30, 2015 compared to a $0.9 million credit for the same period last year. The majority of these transaction gains and losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax expense of $0.9 million for the six months ended June 30, 2015 compared to a tax benefit of $6.1 million for the same period last year. The Company’s effective tax rate is expressed as ‘Income taxes’, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of ‘Income before income taxes and equity in earnings of joint venture.’ The effective tax rate for the six months ended June 30, 2015 and 2014 was (1.2)% and 6.5%, respectively. The lower effective tax rate resulted from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries.
Equity in earnings of the Company’s joint venture was $1.3 million in the six months ended June 30, 2015, which decreased $2.4 million, or 64.2%, compared to the same period last year. Weaker demand and pricing for Kreher’s products, mainly in the energy markets, were the primary factors contributing to the decrease in equity in earnings of the Company’s joint venture.
Consolidated net loss for the six months ended June 30, 2015 was $79.6 million, or $3.39 per diluted share, compared to a net loss of $88.3 million, or $3.78 per diluted share, for the same period in 2014.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Six months ended June 30,
	2015	2014
Net cash used in operating activities	$(15.1)	$(32.5)
Net cash from (used) in investing activities	4.3	(4.2)
Net cash from financing activities	13.9	22.8
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase (decrease) in cash and cash equivalents	$3.0	$(13.8)
The Company’s principal sources of liquidity are cash provided by operations and available revolver borrowing capacity to fund working capital needs and growth initiatives. Cash used in operations for the six months ended June 30, 2015 was $15.1 million compared to cash used in operations of $32.5 million for the six months ended June 30, 2014. Specific components of the change in working capital are highlighted below:

•
During the six months ended June 30, 2015, accounts receivable compared to year-end 2014 resulted in $14.1 million of cash flow source compared to $17.4 million of cash flow use for the same period last year. Average receivable days outstanding was 53.0 days for the six months ended June 30, 2015 compared to 50.7 days for the six months ended June 30, 2014.

•
During the six months ended June 30, 2015, lower inventory levels, compared to year-end 2014, provided $31.3 million of cash compared to higher inventory levels that were a $6.7 million cash flow use for the six months ended June 30, 2014. Approximately $15.0 million of the decrease was related to scrapping restructuring activities. During the six months ended June 30, 2015, the Company has been adjusting the inventory deployment initiatives to better align inventory at the facilities. Each location is expected to carry a mix of inventory to adequately service their customers. Average days sales in inventory was 203.7 days for the six months ended June 30, 2015 compared to 163.9 days for the six months ended June 30, 2014.

•
During the six months ended June 30, 2015, increases in accounts payable and accrued liabilities were a $7.0 million cash flow source compared to a $20.7 million cash flow source for the same period last year. Accounts payable days outstanding was 41.7 days for the six months ended June 30, 2015 compared to 41.4 days for the same period last year.

Historically, the Company’s primary uses of liquidity and capital resources have been capital expenditures, payments on debt (including interest payments). With the execution of the new restructuring plan and cost savings as a result of the plan, management believes the Company will have access to sufficient cash from operations and planned working capital improvements along with available revolver borrowing capacity to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. The Company expects to realize approximately $40 million in operating expense cost savings as a result of the restructuring plan. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities such as: making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended June 30, 2015. At this ratio, the Company's current maximum borrowing capacity would be $101.1 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.
Additional unrestricted borrowing capacity under the Revolving Credit Facility at June 30, 2015 was as follows:

Maximum borrowing capacity	$125.0
Less: Letters of credit and other reserves	(8.2)
Undrawn maximum availability	116.8
Less: Current borrowings	(73.5)
Total borrowing capacity	43.3
Less: Minimum excess availability before triggering Cash Dominion	(15.6)
Total unrestricted borrowing capacity	$27.6
The Revolving Credit Facility matures on December 10, 2019 (or 91 days prior to the maturity date of the Company's Senior Secured Notes or Convertible Notes if they have not been refinanced).
The Company intends to maintain sufficient levels of available liquidity, manage working capital and monitor the Company’s overall capitalization. Cash and cash equivalents at June 30, 2015 were $11.5 million, and the Company had $27.6 million of additional unrestricted borrowing capacity under its Revolving Credit Facility. Approximately $4.0 million of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States as the need arises in the future.
Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	June 30,	December 31,	Increase (Decrease)
	2015	2014	to Working Capital
Working capital	$241.5	$291.9	$(50.4)
Cash and cash equivalents	11.5	8.5	3.0
Accounts receivable	115.3	131.0	(15.7)
Inventories	203.1	236.9	(33.8)
Accounts payable	61.3	68.8	7.5
Accrued and other liabilities	40.8	27.7	(13.1)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 82.6% at June 30, 2015 and 67.4% at December 31, 2014. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by the terms of agreements noted above, depending on market conditions, and external factors such as credit ratings, the Company will decide in the future when to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position.
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
Cash paid for capital expenditures for the six months ended June 30, 2015 was $3.3 million, a decrease of $1.0 million from the same period last year. Management believes there will be minimal capital expenditures during the remainder of 2015.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2015 (remaining six months)	$0.3
2016	210.5
2017	57.6
2018	—
2019(a)	73.5
2019 and beyond	—
Total debt	$341.9
(a) Amount represents outstanding balance under the Company's Revolving Credit Facility as of June 30, 2015 which can fluctuate. The maturity date presented above is based on the December 15, 2019 maturity date of the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility may become due sooner than the December 15, 2019 maturity date as described in Note 7 to the Condensed Consolidated Financial Statements.
As of June 30, 2015, the Company had $5.1 million of irrevocable letters of credit outstanding, which primarily consisted of $2.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation insurance carriers.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
During the quarter ended March 31, 2013, the Company received warranty and other claims from certain customers regarding alleged quality defects with certain alloy round bar products sold by the Company in 2012 and 2013. The Company evaluated the information provided by the customers and issued a notice of potential defect to other affected customers. The Company has incurred costs for warranty and other customer claims associated with these alleged quality defects of $1.2 million to date, of which $0.1 million and $1.1 million were included as reductions of net sales for the years ended December 31, 2014 and December 31, 2013, respectively. As of June 30, 2015, the Company is not aware of any remaining active claims for compensation as a result of the alleged quality defects. The Company is pursuing claims against the original supplier of the products. While the Company does not currently expect further claims related to the alleged quality defects, there can be no assurance that additional claims will not arise or that the Company will not incur further losses related to such claims in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 6.	Exhibits

Exhibit No.	Description
10.8*	Separation Agreement and General Release, dated June 30, 2015, between A.M. Castle & Co. and Stephen J. Letnich.
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This agreement is considered a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	August 5, 2015	By:	/s/ Patrick R. Anderson
Patrick R. Anderson
Executive Vice President & Chief Financial Officer
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
10.8*	Separation Agreement and General Release, dated June 30, 2015, between A.M. Castle & Co. and Stephen J. Letnich.	E-1
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-3
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-4
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This agreement is considered a compensatory plan or arrangement.