Form 10-Q
period 2015-09-30
CASTLE A M & CO
filed 2015-11-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2015
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of November 3, 2015 was 23,777,280 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$11,972	$8,454
Accounts receivable, less allowances of $3,756 and $3,375, respectively	108,700	131,003
Inventories, principally on last-in first-out basis (replacement cost higher by $126,085 and $129,779, respectively)	192,382	236,932
Prepaid expenses and other current assets	16,684	9,458
Deferred income taxes	974	685
Income tax receivable	1,886	2,886
Total current assets	332,598	389,418
Investment in joint venture	36,995	37,443
Goodwill	12,973	12,973
Intangible assets, net	46,792	56,555
Prepaid pension cost	7,293	7,092
Other non-current assets	10,970	11,660
Property, plant and equipment:
Land	3,592	4,466
Buildings	55,661	52,821
Machinery and equipment	183,283	183,923
Property, plant and equipment, at cost	242,536	241,210
Accumulated depreciation	(173,195)	(168,375)
Property, plant and equipment, net	69,341	72,835
Total assets	$516,962	$587,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,730	$68,782
Accrued and other current liabilities	44,890	27,670
Income tax payable	874	328
Current portion of long-term debt	514	737
Total current liabilities	118,008	97,517
Long-term debt, less current portion	322,216	309,377
Deferred income taxes	7,929	8,360
Build-to-suit liability	4,711	—
Other non-current liabilities	3,547	3,655
Pension and postretirement benefit obligations	19,856	18,747
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,888 shares issued and 23,777 outstanding at September 30, 2015 and 23,630 shares issued and 23,559 outstanding at December 31, 2014	238	236
Additional paid-in capital	226,501	225,953
Accumulated deficit	(135,350)	(29,424)
Accumulated other comprehensive loss	(49,669)	(45,565)
Treasury stock, at cost—111 shares at September 30, 2015 and 71 shares at December 31, 2014	(1,025)	(880)
Total stockholders’ equity	40,695	150,320
Total liabilities and stockholders’ equity	$516,962	$587,976
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$184,676	$245,469	$606,607	$748,371
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	137,770	184,417	478,283	564,513
Warehouse, processing and delivery expense	29,392	34,440	87,340	106,568
Sales, general and administrative expense	22,397	25,185	73,615	84,280
Restructuring expense (income)	1,204	(5,147)	17,653	(3,501)
Depreciation and amortization expense	5,994	6,399	18,661	19,389
Impairment of goodwill	—	—	—	56,160
Total costs and expenses	196,757	245,294	675,552	827,409
Operating income (loss)	(12,081)	175	(68,945)	(79,038)
Interest expense, net	(10,506)	(10,148)	(31,426)	(29,988)
Other expense, net	(2,270)	(2,335)	(4,532)	(1,427)
Loss before income taxes and equity in earnings (losses) of joint venture	(24,857)	(12,308)	(104,903)	(110,453)
Income tax benefit (expense)	17	2,770	(889)	8,918
Loss before equity in earnings (losses) of joint venture	(24,840)	(9,538)	(105,792)	(101,535)
Equity in earnings (losses) of joint venture	(1,460)	2,213	(134)	5,914
Net loss	$(26,300)	$(7,325)	$(105,926)	$(95,621)

Basic loss per common share	$(1.12)	$(0.31)	$(4.50)	$(4.10)
Diluted loss per common share	$(1.12)	$(0.31)	$(4.50)	$(4.10)
Comprehensive loss	$(28,571)	$(9,135)	$(110,030)	$(96,298)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	For the Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(105,926)	$(95,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,661	19,389
Amortization of deferred financing costs and debt discount	6,241	5,702
Impairment of goodwill	—	56,160
Gain on sale of property, plant and equipment	(5,741)	(5,606)
Unrealized gains on commodity hedges	(313)	(1,334)
Unrealized foreign currency transaction losses	4,142	—
Equity in losses (earnings) of joint venture	134	(5,914)
Dividends from joint venture	315	1,546
Pension curtailment	3,080	—
Deferred income taxes	(280)	(8,043)
Other, net	412	949
Changes in assets and liabilities:
Accounts receivable	18,748	(20,922)
Inventories	39,333	(39,690)
Prepaid expenses and other current assets	(7,700)	(2,593)
Other non-current assets	(2,789)	2,558
Prepaid pension costs	1,272	518
Accounts payable	4,952	43,796
Income tax payable and receivable	1,188	(2,179)
Accrued and other current liabilities	18,260	7,182
Pension and postretirement benefit obligations and other non-current liabilities	(400)	(731)
Net cash used in operating activities	(6,411)	(44,833)
Investing activities:
Capital expenditures	(5,393)	(8,725)
Proceeds from sale of property, plant and equipment	7,742	7,148
Net cash from (used in) investing activities	2,349	(1,577)
Financing activities:
Proceeds from long-term debt	707,200	222,789
Repayments of long-term debt	(698,696)	(195,343)
Payments of build-to-suit liability	(500)	—
Other financing activities	—	193
Net cash from financing activities	8,004	27,639
Effect of exchange rate changes on cash and cash equivalents	(424)	(253)
Net change in cash and cash equivalents	3,518	(19,024)
Cash and cash equivalents - beginning of year	8,454	30,829
Cash and cash equivalents - end of period	$11,972	$11,805

Supplemental disclosure of non-cash activities:
Property, plant and equipment subject to build-to-suit lease	$5,211	$—
The accompanying notes are an integral part of these financial statements.

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
Standards Updates Issued Not Yet Effective
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The ASU does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Approximately 76% of the Company’s inventories are valued at the lower of last-in, first-out ("LIFO") cost or market. The Company is currently reviewing the guidance and assessing the potential impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," was subsequently issued by the FASB to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements, allowing an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU No. 2015-03. ASU No. 2015-03 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. The Company anticipates adoption of ASU No. 2015-03 for the effective period. Upon adoption, the Company would reclassify its deferred debt issuance costs from other assets to long-term debt. If adopted as of September 30, 2015, the Company would have recorded a reduction in both other non-current assets and long-term debt of approximately $6,400 and would have provided additional disclosure.

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption, and it is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. ASU 2015-14, "Deferral of the Effective Date," was issued in August 2015 to defer the effective date of ASU No. 2014-09 for public companies until annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently reviewing the guidance and assessing the potential impact on its financial statements.
(3) Loss Per Share
Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s Convertible Senior Notes ("Convertible Notes"), which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. Refer to Note 8 for further description of the Convertible Notes.
The following table is a reconciliation of the basic and diluted loss per share calculations for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(26,300)	$(7,325)	$(105,926)	$(95,621)
Denominator:
Weighted average common shares outstanding	23,580	23,359	23,535	23,345
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted loss per share	23,580	23,359	23,535	23,345
Basic loss per share	$(1.12)	$(0.31)	$(4.50)	$(4.10)
Diluted loss per share	$(1.12)	$(0.31)	$(4.50)	$(4.10)
Excluded outstanding share-based awards having an anti-dilutive effect	1,049	481	1,049	481
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	—	—	—	903
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

(4) Inventories
Approximately 76% of the Company’s inventories are valued at the lower of LIFO cost or market. Final inventory determination under the LIFO costing method is made at the end of each fiscal year based on the actual inventory levels and costs at that time. Interim LIFO determinations, including those at September 30, 2015, are based on management’s estimates of future inventory levels and costs for the balance of the current fiscal year. The Company values its LIFO increments using the cost of its latest purchases during the periods reported.
Current replacement cost of inventories exceeded book value by $126,085 and $129,779 at September 30, 2015 and December 31, 2014, respectively. Income taxes would become payable on any realization of this excess from reductions in the level of inventories.
(5) Joint Venture
Kreher Steel Company, LLC ("Kreher") is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$36,885	$68,202	$130,505	$196,061
Cost of materials	31,339	56,446	110,734	162,849
Income (loss) before taxes	(3,117)	5,921	(367)	15,364
Net income (loss)	(2,920)	4,426	(268)	11,828
As of September 30, 2015, Kreher conducted the first step of its annual goodwill impairment analysis and determined that there was a potential impairment. As of the date of issuing these financial statements, Kreher has not completed step two of its impairment testing but has estimated that the entire goodwill balance of $3,525 in Kreher's financial statements was impaired and accordingly has recognized a $1,763 impairment loss in equity in earnings (losses) of joint venture in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2015.
(6) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the nine months ended September 30, 2015 were as follows:

	Metals Segment	Plastics Segment	Total
Balance as of January 1, 2015:
Goodwill	$116,377	$12,973	$129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of January 1, 2015	—	12,973	12,973
Balance as of September 30, 2015:
Goodwill	116,377	12,973	129,350
Accumulated impairment losses	(116,377)	—	(116,377)
Balance as of September 30, 2015	$—	$12,973	$12,973

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
The Company completed its December 1, 2014 annual goodwill impairment test for its Plastics reporting unit and there were no identified impairment charges. Goodwill impairment charges of $56,160 were recorded in the nine months ended September 30, 2014 for its Metals reporting unit. There were no goodwill impairment charges recorded in the nine months ended September 30, 2015 or the three months ended September 30, 2015 and September 30, 2014, respectively.
The following table summarizes the components of intangible assets, all of which relate to the Metals reporting unit:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$114,033	$71,740	$116,268	$64,922
Trade name	7,624	3,125	7,864	2,655
Total	$121,657	$74,865	$124,132	$67,577
For the three and nine months ended September 30, 2015 and 2014, the Company recorded the following aggregate amortization expense associated with intangibles:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amortization expense	$2,655	$2,921	$8,001	$8,758
The following is a summary of the estimated annual amortization expense for 2015 and each of the next 4 years:

2015	$10,579
2016	$10,579
2017	$8,556
2018	$4,441
2019	$4,441
(7) Build-to-Suit Lease
In July 2015, the Company entered into a lease agreement for its new operating facility in Janesville, Wisconsin. For accounting purposes only, the Company has determined that this is a build-to-suit lease and during the construction period it was deemed to be the owner of the facility as it has taken on certain risks of certain construction cost overages. Associated with this build-to-suit lease, the Company has recorded $6,062 in property, plant and equipment and $4,711 in build-to-suit liability in the Condensed Consolidated Balance Sheets as of September 30, 2015.

(8) Debt
Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$210,000	$210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
Revolving Credit Facility due December 10, 2019	68,300	59,200
Other, primarily capital leases	657	1,257
Less: unamortized discount	(13,727)	(17,843)
Total debt	$322,730	$310,114
Less: current portion	(514)	(737)
Total long-term portion	$322,216	$309,377
Secured Notes
As of September 30, 2015, the Company had $210,000 aggregate principal amount of Senior Secured Notes (the "Secured Notes") outstanding that will mature on December 15, 2016. The Company pays interest on the Secured Notes at a rate of 12.75% per annum semi-annually in June and December of each year. The Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the "Guarantors"). Refer to Note 17 for Guarantor Financial Information disclosure.
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
Convertible Notes
As of September 30, 2015, the Company had $57,500 aggregate principal amount of Convertible Notes outstanding that are due December 15, 2017. The Company pays interest on the Convertible Notes at a rate of 7.0% per annum semi-annually in June and December of each year. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors. The initial conversion rate for the Convertible Notes is 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs ("fundamental change" is defined in the Convertible Notes indenture to include the occurrence of certain change of control events or the ceasing of the Company’s common stock to be listed on the NYSE or another qualifying exchange), the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares. In addition, upon a fundamental change and subject to certain exceptions, holders may require the Company to repurchase some or all of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest.

Revolving Credit Facility
The Company has a $125,000 senior secured asset-based revolving credit facility ("Revolving Credit Facility"). In December 2014, the Company obtained an extension on its Revolving Credit Facility, which extended the maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of the Company's Secured Notes or Convertible Notes if they have not been refinanced at that time). If certain incurrence tests are met, subject to approval by the Revolving Credit Facility lending group, the Company may have the ability under its Revolving Credit Facility to increase the aggregate commitments by $25,000 in the future. Currently, the Company is not able to increase the aggregate commitments as it has not met the incurrence tests.
The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months ended September 30, 2015 was 2.58% and 2.67%, respectively. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended September 30, 2015. At this ratio, the Company's current maximum borrowing capacity would be $96,464 before triggering full dominion of the Company's cash collections. As of September 30, 2015, the Company had $28,164 of additional unrestricted borrowing capacity under the Revolving Credit Facility.
(9) Fair Value Measurements
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
The Company’s pension plan asset portfolio as of September 30, 2015 and December 31, 2014 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of September 30, 2015 was estimated to be $179,846 compared to a carrying value of $210,000. The fair value for the Secured Notes is determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of September 30, 2015 was approximately $43,615 compared to a carrying value of $57,500. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Convertible Notes.

The main inputs and assumptions into the fair value model for the Convertible Notes at September 30, 2015 were as follows:

Company's stock price at the end of the period	$2.22
Expected volatility	49.8%
Credit spreads	21.65%
Risk-free interest rate	0.81%
Given the revolving nature and the variable interest rates, the Company has determined that the fair value of the Revolving Credit Facility approximates its carrying value.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At September 30, 2015, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At September 30, 2015, the notional value associated with forward contracts was $4,182. The Company recorded, through cost of materials, realized and unrealized net losses of $252 and $706 for the three and nine months ended September 30, 2015, respectively, and realized and unrealized net gains of $143 and $74 for the three and nine months ended September 30, 2014, respectively, as a result of the change in the fair value of the contracts. As of September 30, 2015 and December 31, 2014, respectively, all commodity hedge contracts were in a liability position. As of September 30, 2015, the Company had a letter of credit outstanding for $2,000 as collateral for the commodity hedge contracts.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are included in accrued liabilities and other non-current liabilities on the Company's balance sheets and classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total(a)
As of September 30, 2015
Derivative liability for commodity hedges	$—	$1,302	$—	$1,302
As of December 31, 2014
Derivative liability for commodity hedges	$—	$1,615	$—	$1,615
(a) As of September 30, 2015 and December 31, 2014 the short-term portion of the derivative liability for commodity hedges of $415 and $1,137, respectively, is included in accrued and other current liabilities and the long-term portion of $887 and $478, respectively, is included in other non-current liabilities in the Condensed Consolidated Balance Sheets.

(10) Stockholders’ Equity
Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss for the three and nine months ended September 30, 2015 and 2014, respectively, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(26,300)	$(7,325)	$(105,926)	$(95,621)
Change in unrecognized pension and postretirement benefit costs, net of tax	670	254	3,529	761
Foreign currency translation adjustments	(2,941)	(2,064)	(7,633)	(1,438)
Total comprehensive loss	$(28,571)	$(9,135)	$(110,030)	$(96,298)
The components of accumulated other comprehensive loss are as follows:

	September 30, 2015	December 31, 2014
Unrecognized pension and postretirement benefit costs, net of tax	$(32,042)	$(35,571)
Foreign currency translation losses	(17,627)	(9,994)
Total accumulated other comprehensive loss	$(49,669)	$(45,565)
Changes in accumulated other comprehensive loss by component for the three months ended September 30, 2015 and 2014 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2015	2014	2015	2014	2015	2014
Balance as of July 1,	$(32,712)	$(13,619)	$(14,686)	$(3,991)	$(47,398)	$(17,610)
Other comprehensive loss before reclassifications	—	—	(2,941)	(2,064)	(2,941)	(2,064)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	670	254	—	—	670	254
Net current period other comprehensive income (loss)	670	254	(2,941)	(2,064)	(2,271)	(1,810)
Balance as of September 30,	$(32,042)	$(13,365)	$(17,627)	$(6,055)	$(49,669)	$(19,420)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three month periods ended September 30, 2015 and 2014, respectively.

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2015 and 2014, respectively, are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2015	2014	2015	2014	2015	2014
Balance as of January 1,	$(35,571)	$(14,126)	$(9,994)	$(4,617)	$(45,565)	$(18,743)
Other comprehensive loss before reclassifications	—	—	(7,633)	(1,438)	(7,633)	(1,438)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	3,529	761	—	—	3,529	761
Net current period other comprehensive income (loss)	3,529	761	(7,633)	(1,438)	(4,104)	(677)
Balance as of September 30,	$(32,042)	$(13,365)	$(17,627)	$(6,055)	$(49,669)	$(19,420)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the nine month periods ended September 30, 2015 and 2014, respectively.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$4	$(71)	$(997)	$(212)
Actuarial loss (b)	(674)	(345)	(2,532)	(1,035)
Total before tax	(670)	(416)	(3,529)	(1,247)
Tax effect	—	162	—	486
Total reclassifications for the period, net of tax	$(670)	$(254)	$(3,529)	$(761)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense. Prior service cost of $813 for pension curtailment is shown as restructuring expense (income) in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2015. There was no pension curtailment expense in the three months ended September 30, 2015 or the three and nine months ended September 30, 2014.

(11) Share-based Compensation (stock option and share unit amounts below are in thousands)
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The total share-based compensation expense recognized in the three and nine months ended September 30, 2015 was $428 and $424, respectively, and $133 and $1,160 for the three and nine months ended September 30, 2014, respectively. The unrecognized compensation cost as of September 30, 2015 associated with all share-based payment arrangements is $2,650 and the weighted average period over which it is to be expensed is 1.5 years.
2015 Short-Term Incentive Plan
On July 24, 2015, the Board of Directors of the Company approved certain revisions to the Company's 2015 Short-Term Incentive Plan ("2015 STI Plan"). Along with providing cash bonus opportunities, the revisions awarded 124 stock options to executive officers and other select personnel. The stock options vest in three equal installments over three years from the grant date and are exercisable immediately upon vesting. The strike price was equal to the closing price of the Company's stock on the date of grant. The term of the options is 10 years from the date of grant.

The weighted average grant date fair value of $2.10 per share for the options granted under the 2015 STI Plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

2015
Expected volatility	56.1%
Risk-free interest rate	1.8%
Expected life (in years)	6.0
Expected dividend yield	—
2015 Long-Term Compensation Plan
On July 24, 2015, the Board of Directors of the Company approved equity awards under the Company’s 2015 Long-Term Compensation Plan (“2015 LTC Plan”) for executive officers and other select personnel. The 2015 LTC Plan awards included restricted stock units (“RSUs”) and non-qualified stock options ("stock options").  All 2015 LTC Plan awards are subject to the terms of the Company’s 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 25, 2013.
The 2015 LTC Plan consists of two components of share-based payment awards as follows:
Restricted Share Units - The Company granted 188 RSUs with a weighted-average grant date fair value of $3.92 per share unit to executive officers and other select personnel. The grant date fair value was established using the market price of the Company’s stock on the date of grant. The RSUs cliff vest on December 31, 2017. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
Stock Options - The Company granted 583 stock options which vest in three equal installments during 2016, 2017 and 2018. The first installment will be exercisable 12 months after the date of grant and the remaining installments will be exercisable on February 25, 2017 and February 25, 2018, except for awards granted to the Company's President and Chief Executive Officer which become exercisable on April 17, 2017 and April 18, 2018. The strike price was equal to the closing price of the Company's stock on the date of grant. The term of the options is 10 years from the date of grant.
The weighted average grant date fair value of $2.05 per share for the options granted under the 2015 LTC Plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

2015
Expected volatility	55.7%
Risk-free interest rate	1.8%
Expected life (in years)	5.8
Expected dividend yield	—

(12) Employee Benefit Plans
In conjunction with the restructuring activities in the second quarter of 2015, the Company recorded a pension curtailment of $3,080 related to the company-sponsored defined benefit plans. There was no additional pension curtailment recorded by the Company in the third quarter of 2015.
Components of the net periodic pension and postretirement benefit cost for the three and nine months ended September 30, 2015 and 2014, respectively, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$250	$127	$724	$382
Interest cost	1,722	1,740	5,312	5,220
Expected return on assets	(2,494)	(2,096)	(7,128)	(6,286)
Amortization of prior service cost	(4)	71	184	212
Amortization of actuarial loss	674	345	2,532	1,035
Curtailment charge	—	—	3,080	—
Net periodic pension and postretirement benefit cost	$148	$187	$4,704	$563
Contributions paid	$—	$—	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2015.
(13) Restructuring Activity
As part of the Company’s continued efforts to adapt operations to market conditions, additional restructuring activities were announced in the second quarter of 2015. The organizational changes include workforce reductions and the consolidations of facilities in locations it deems to have redundant operations. The consolidations and organizational changes are part of the Company’s restructuring plan to streamline the organizational structure, lower structural operating costs, and increase liquidity. The Company expects that most of the actions related to the restructuring plan will be completed by the end of the first quarter of 2016. Depending on future market conditions and activity levels, further actions may be necessary to adjust operations, which may result in additional charges in 2015. Restructuring activity is included in the Company's Metals segment. There was not any restructuring activity in the Company's Plastic segment.
The Company incurred the following restructuring expense (income) during the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee termination and related benefits (a)	$(987)	$67	$13,265	$937
Lease termination costs	364	186	364	186
Moving costs associated with plant consolidations	1,733	133	2,334	909
Professional fees	94	—	1,690	—
Gain on sale of fixed assets	—	(5,533)	—	(5,533)
Total	$1,204	$(5,147)	$17,653	$(3,501)
(a) Employee termination and related benefits primarily consists of severance costs. Also included in the nine months ended September 30, 2015 was a pension curtailment charge of $3,080 and an estimated pension withdrawal liability charge of $5,500 associated with the Company’s withdrawal from a multi-employer plan.
In conjunction with the current restructuring plan announced in the second quarter of 2015, the Company recorded charges of $22,335 for inventory which was identified to be scrapped or reserved. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course. The charge includes a provision for small pieces of inventory at closing branches which will not be moved, as well as, provisions for excess inventory levels based on estimates of current and future market demand. The inventory charge is reported in cost of materials in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2015.
Restructuring reserve activity for the nine months ended September 30, 2015 is summarized below:

		Period Activity
	Balance January, 1 2015	Charges (gains)	Cash receipts (payments)	Write-down of inventory	Balance September 30, 2015
Employee termination and related benefits (a)	$—	$13,265	$(1,307)	$—	$11,958
Lease termination costs (b)	636	364	(305)	—	695
Moving costs associated with plant consolidations	—	2,334	(2,334)	—	—
Professional fees	—	1,690	(1,690)	—	—
Inventory write-down	—	22,335	—	(22,335)	—
Total	$636	$39,988	$(5,636)	$(22,335)	$12,653
(a) As of September 30, 2015, the short-term portion of employee termination and related benefits of 11,958 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets.
(b) Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of September 30, 2015, the short-term portion of the lease termination costs of $598 are included in accrued and other current liabilities and the long-term portion of the lease termination costs of $97 are included in other non-current liabilities in the Condensed Consolidated Balance Sheets.
(14) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit (expense), which includes tax expense on the Company’s share of joint venture earnings, as a percentage of income (loss) before income taxes and equity in earnings (losses) of joint venture.
For the three months ended September 30, 2015, the Company recorded income tax benefit of $17 on pre-tax losses of $26,317, for an effective tax rate of 0.1%. For the three months ended September 30, 2014, the Company recorded income tax benefit of $2,770 on pre-tax loss of $10,095, for an effective tax rate of 27.4%.
For the nine months ended September 30, 2015, the Company recorded income tax expense of $889 on pre-tax losses of $105,037, for an effective tax rate of (0.8)%. For the nine months ended September 30, 2014, the Company recorded income tax benefit of $8,918 on pre-tax loss of $104,539, for an effective tax rate of 8.5%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three and nine months ended September 30, 2015 and 2014 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, and the tax effects of goodwill impairment charges in 2014.
(15) Commitments and Contingent Liabilities
As of September 30, 2015, the Company had $10,092 of irrevocable letters of credit outstanding which primarily consisted of $5,000 for its new warehouse in Janesville, Wisconsin, $2,000 for collateral associated with commodity hedges and $1,842 for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
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

(16) Segment Reporting
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
The accounting policies of all segments are the same as described in Note 1, “Basis of Presentation and Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management evaluates the performance of its business segments based on operating income (loss).

Segment information for the three months ended September 30, 2015 and 2014 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2015
Metals segment	$150,571	$(11,972)	$1,976	$5,666
Plastics segment	34,105	1,934	122	328
Other (a)	—	(2,043)	—	—
Consolidated	$184,676	$(12,081)	$2,098	$5,994
2014
Metals segment	$210,682	$319	$4,220	$5,988
Plastics segment	34,787	1,667	206	411
Other (a)	—	(1,811)	—	—
Consolidated	$245,469	$175	$4,426	$6,399
(a) “Other” – Operating loss includes the costs of executive, legal and elements of the finance departments which are shared by both the Metals and Plastics segments.
Segment information for the nine months ended September 30, 2015 and 2014 is as follows:

	Net Sales	Operating (Loss) Income	Capital Expenditures	Depreciation & Amortization
2015
Metals segment	$505,439	$(64,972)	$4,526	$17,447
Plastics segment	101,168	4,912	867	1,214
Other (a)	—	(8,885)	—	—
Consolidated	$606,607	$(68,945)	$5,393	$18,661
2014
Metals segment	$643,840	$(76,068)	$7,957	$18,147
Plastics segment	104,531	4,841	768	1,242
Other (a)	—	(7,811)	—	—
Consolidated	$748,371	$(79,038)	$8,725	$19,389
(a) “Other” – Operating loss includes the costs of executive, legal and elements of the finance departments which are shared by both the Metals and Plastics segments.
Below are reconciliations of segment data to consolidated loss before income taxes for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating income (loss)	$(12,081)	$175	$(68,945)	$(79,038)
Interest expense, net	(10,506)	(10,148)	(31,426)	(29,988)
Other expense, net	(2,270)	(2,335)	(4,532)	(1,427)
Loss before income taxes and equity in earnings (losses) of joint venture	(24,857)	(12,308)	(104,903)	(110,453)
Equity in earnings (losses) of joint venture	(1,460)	2,213	(134)	5,914
Consolidated loss before income taxes	$(26,317)	$(10,095)	$(105,037)	$(104,539)

Segment information for total assets is as follows:

	September 30, 2015	December 31, 2014
Metals segment	$420,714	$489,563
Plastics segment	59,253	60,970
Other (a)	36,995	37,443
Consolidated	$516,962	$587,976
(a) “Other” — Total assets consist of the Company's investment in joint venture.
(17) Guarantor Financial Information
The Secured Notes are guaranteed by certain 100% directly owned subsidiaries of the Company (the "Guarantors"). The Guarantors include Total Plastics, Inc., Advanced Fabricating Technology, LLC, Keystone Tube Company, LLC and Paramount Machine Company, LLC, each of which fully and unconditionally guarantee the Secured Notes on a joint and several basis.
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

Condensed Consolidating Balance Sheet As of September 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,119	$933	$9,920	$—	$11,972
Accounts receivable, less allowance for doubtful accounts	47,576	18,881	42,243	—	108,700
Receivables from affiliates	1,169	35	—	(1,204)	—
Inventories	95,799	19,023	77,628	(68)	192,382
Other current assets	4,315	475	14,754	—	19,544
Total current assets	149,978	39,347	144,545	(1,272)	332,598
Investment in joint venture	36,995	—	—	—	36,995
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	35,898	—	10,894	—	46,792
Other non-current assets	15,342	—	4,200	(1,279)	18,263
Investment in subsidiaries	49,258	—	—	(49,258)	—
Receivables from affiliates	135,077	45,055	—	(180,132)	—
Property, plant and equipment, net	45,373	11,430	12,538	—	69,341
Total assets	$467,921	$108,805	$172,177	$(231,941)	$516,962
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$38,988	$8,948	$23,794	$—	$71,730
Payables due to affiliates	1,169	—	35	(1,204)	—
Other current liabilities	36,467	2,433	6,864	—	45,764
Current portion of long-term debt	478	—	36	—	514
Total current liabilities	77,102	11,381	30,729	(1,204)	118,008
Long-term debt, less current portion	322,196	—	20	—	322,216
Payables due to affiliates	—	7,886	172,246	(180,132)	—
Deferred income taxes	—	5,524	3,684	(1,279)	7,929
Other non-current liabilities	27,928	—	186	—	28,114
Stockholders’ equity (deficit)	40,695	84,014	(34,688)	(49,326)	40,695
Total liabilities and stockholders’ equity	$467,921	$108,805	$172,177	$(231,941)	$516,962

Condensed Consolidating Balance Sheet As of December 31, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$511	$977	$6,966	$—	$8,454
Accounts receivable, less allowance for doubtful accounts	66,178	19,303	45,522	—	131,003
Receivables from affiliates	2,071	81	—	(2,152)	—
Inventories	142,314	19,320	75,366	(68)	236,932
Other current assets	3,490	1,033	8,506	—	13,029
Total current assets	214,564	40,714	136,360	(2,220)	389,418
Investment in joint venture	37,443	—	—	—	37,443
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	42,772	—	13,783	—	56,555
Other non-current assets	18,766	—	996	(1,010)	18,752
Investment in subsidiaries	70,274	—	—	(70,274)	—
Receivables from affiliates	113,188	36,607	2,157	(151,952)	—
Property, plant and equipment, net	46,094	12,184	14,557	—	72,835
Total assets	$543,101	$102,478	$167,853	$(225,456)	$587,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$41,613	$8,055	$19,114	$—	$68,782
Payables due to affiliates	2,071	—	81	(2,152)	—
Other current liabilities	18,841	3,065	6,092	—	27,998
Current portion of long-term debt	691	—	46	—	737
Total current liabilities	63,216	11,120	25,333	(2,152)	97,517
Long-term debt, less current portion	307,327	—	2,050	—	309,377
Payables due to affiliates	—	5,581	146,371	(151,952)	—
Deferred income taxes	—	5,524	3,846	(1,010)	8,360
Other non-current liabilities	22,238	—	164	—	22,402
Stockholders’ equity (deficit)	150,320	80,253	(9,911)	(70,342)	150,320
Total liabilities and stockholders’ equity	$543,101	$102,478	$167,853	$(225,456)	$587,976

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Three Months Ended September 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$100,429	$34,105	$54,107	$(3,965)	$184,676
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	74,278	23,970	43,487	(3,965)	137,770
Warehouse, processing and delivery expense	19,996	2,976	6,420	—	29,392
Sales, general and administrative expense	14,532	4,374	3,491	—	22,397
Restructuring expense	365	—	839	—	1,204
Depreciation and amortization expense	4,538	463	993	—	5,994
Total costs and expenses	113,709	31,783	55,230	(3,965)	196,757
Operating (loss) income	(13,280)	2,322	(1,123)	—	(12,081)
Interest expense, net	(6,369)	—	(4,137)	—	(10,506)
Other expense, net	—	—	(2,270)	—	(2,270)
(Loss) income before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(19,649)	2,322	(7,530)	—	(24,857)
Income tax benefit (expense)	(90)	(882)	989	—	17
Equity in losses of subsidiaries	(5,101)	—	—	5,101	—
Equity in losses of joint venture	(1,460)	—	—	—	(1,460)
Net (loss) income	$(26,300)	$1,440	$(6,541)	$5,101	$(26,300)
Comprehensive (loss) income	$(28,571)	$1,440	$(9,482)	$8,042	$(28,571)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Three Months Ended September 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$151,998	$34,787	$60,847	$(2,163)	$245,469
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	113,127	24,660	48,793	(2,163)	184,417
Warehouse, processing and delivery expense	24,374	2,934	7,132	—	34,440
Sales, general and administrative expense	16,241	4,592	4,352	—	25,185
Restructuring expense (income)	(5,197)	—	50	—	(5,147)
Depreciation and amortization expense	4,819	539	1,041	—	6,399
Total costs and expenses	153,364	32,725	61,368	(2,163)	245,294
Operating (loss) income	(1,366)	2,062	(521)	—	175
Interest expense, net	(6,388)	—	(3,760)	—	(10,148)
Other expense, net	—	—	(2,335)	—	(2,335)
(Loss) income before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(7,754)	2,062	(6,616)	—	(12,308)
Income tax benefit (expense)	2,724	(784)	830	—	2,770
Equity in losses of subsidiaries	(4,508)	—	—	4,508	—
Equity in earnings of joint venture	2,213	—	—	—	2,213
Net (loss) income	$(7,325)	$1,278	$(5,786)	$4,508	$(7,325)
Comprehensive (loss) income	$(9,135)	$1,278	$(7,850)	$6,572	$(9,135)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$345,664	$101,168	$169,512	$(9,737)	$606,607
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	279,661	71,251	137,108	(9,737)	478,283
Warehouse, processing and delivery expense	58,857	8,947	19,536	—	87,340
Sales, general and administrative expense	49,927	13,277	10,411	—	73,615
Restructuring expense	16,617	—	1,036	—	17,653
Depreciation and amortization expense	13,999	1,626	3,036	—	18,661
Total costs and expenses	419,061	95,101	171,127	(9,737)	675,552
Operating (loss) income	(73,397)	6,067	(1,615)	—	(68,945)
Interest expense, net	(19,142)	—	(12,284)	—	(31,426)
Other expense, net	—	—	(4,532)	—	(4,532)
(Loss) income before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(92,539)	6,067	(18,431)	—	(104,903)
Income tax benefit (expense)	126	(2,305)	1,290	—	(889)
Equity in losses of subsidiaries	(13,379)	—	—	13,379	—
Equity in losses of joint venture	(134)	—	—	—	(134)
Net (loss) income	$(105,926)	$3,762	$(17,141)	$13,379	$(105,926)
Comprehensive (loss) income	$(110,030)	$3,762	$(24,774)	$21,012	$(110,030)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the Nine Months Ended September 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$469,455	$104,531	$184,316	$(9,931)	$748,371
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	352,013	74,020	148,411	(9,931)	564,513
Warehouse, processing and delivery expense	77,166	8,805	20,597	—	106,568
Sales, general and administrative expense	55,638	14,054	14,588	—	84,280
Restructuring expense (income)	(3,725)	—	224	—	(3,501)
Depreciation and amortization expense	14,643	1,632	3,114	—	19,389
Impairment of goodwill	41,308	—	14,852	—	56,160
Total costs and expenses	537,043	98,511	201,786	(9,931)	827,409
Operating (loss) income	(67,588)	6,020	(17,470)	—	(79,038)
Interest expense, net	(18,848)	—	(11,140)	—	(29,988)
Other expense, net	—	—	(1,427)	—	(1,427)
(Loss) income before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(86,436)	6,020	(30,037)	—	(110,453)
Income tax benefit (expense)	7,750	(1,946)	3,114	—	8,918
Equity in losses of subsidiaries	(22,849)	—	—	22,849	—
Equity in earnings of joint venture	5,914	—	—	—	5,914
Net (loss) income	$(95,621)	$4,074	$(26,923)	$22,849	$(95,621)
Comprehensive (loss) income	$(96,298)	$4,074	$(28,361)	$24,287	$(96,298)

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(105,926)	$3,762	$(17,141)	$13,379	$(105,926)
Equity in losses of subsidiaries	13,379	—	—	(13,379)	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	100,619	3,209	(4,313)	—	99,515
Net cash from (used in) operating activities	8,072	6,971	(21,454)	—	(6,411)
Investing activities:
Capital expenditures	(3,352)	(872)	(1,169)	—	(5,393)
Proceeds from sale of property, plant and equipment	7,739	—	3	—	7,742
Net advances to subsidiaries	(21,889)	—	—	21,889	—
Net cash used in investing activities	(17,502)	(872)	(1,166)	21,889	2,349
Financing activities:
Proceeds from long-term debt	707,200	—	—	—	707,200
Repayments of long-term debt	(696,662)	—	(2,034)	—	(698,696)
Net intercompany (repayments) borrowings	—	(6,143)	28,032	(21,889)	—
Payments of build-to-suit liability	(500)	—	—	—	(500)
Net cash from (used in) financing activities	10,038	(6,143)	25,998	(21,889)	8,004
Effect of exchange rate changes on cash and cash equivalents	—	—	(424)	—	(424)
Net change in cash and cash equivalents	608	(44)	2,954	—	3,518
Cash and cash equivalents - beginning of year	511	977	6,966	—	8,454
Cash and cash equivalents - end of period	$1,119	$933	$9,920	$—	$11,972

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2014

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(95,621)	$4,074	$(26,923)	$22,849	$(95,621)
Equity in losses of subsidiaries	22,849	—	—	(22,849)	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	51,088	(508)	208	—	50,788
Net cash (used in) from operating activities	(21,684)	3,566	(26,715)	—	(44,833)
Investing activities:
Capital expenditures	(4,671)	(793)	(3,261)	—	(8,725)
Proceeds from sale of property, plant and equipment	7,096	—	52	—	7,148
Net cash from (used in) investing activities	2,425	(793)	(3,209)	—	(1,577)
Financing activities:
Proceeds from long-term debt	219,714	—	3,075	—	222,789
Repayments of long-term debt	(194,316)	—	(1,027)	—	(195,343)
Net intercompany (repayments) borrowings	(12,012)	(3,268)	15,280	—	—
Other financing activities	193	—	—	—	193
Net cash from (used in) financing activities	13,579	(3,268)	17,328	—	27,639
Effect of exchange rate changes on cash and cash equivalents	—	—	(253)	—	(253)
Net change in cash and cash equivalents	(5,680)	(495)	(12,849)	—	(19,024)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of period	$2,995	$—	$8,810	$—	$11,805

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions, except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report.  Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our facility closures and organizational changes.  These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions.  These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions.  Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including our ability to effectively manage our operational initiatives and restructuring activities, the impact of volatility of metals and plastics prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, our ability to successfully complete our strategic refinancing process, and the impact of our substantial level of indebtedness, as well as including those risk factors identified in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above.  Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in Item 1 “Financial Statements (unaudited)”.
Executive Overview
Economic Trends and Current Business Conditions
A. M. Castle & Co. and subsidiaries (the “Company”) experienced lower net sales in its Metals segment products in the third quarter of 2015 compared to the third quarter of 2014, primarily due to lower demand for tubing in the Oil and Gas sectors despite an increase in demand for aluminum in the Aerospace sector. Net sales in the Company's Plastics segment in the third quarter of 2015 were 2.0% lower when compared to the same period last year, primarily due to slightly lower demand amplified by raw material pricing declines across most product lines.
Net sales decreased $60.8 million or 24.8% from the third quarter of 2014 due to decreased Metals segment sales volumes. Operating loss for the third quarter of 2015 was $12.1 million, which included a $1.2 million charge for restructuring activity, compared to third quarter of 2014 operating income of $0.2 million, which included a $5.1 million gain from restructuring activity. Net loss for the third quarter of 2015 was $26.3 million compared to net loss of $7.3 million for the third quarter of 2014.
On April 28, 2015, the Company announced restructuring activities which are expected to result in annualized cost improvement of approximately $40.0 million when measured against its annualized first quarter 2015 run rate. The Company expects full implementation of the restructuring activities will improve working capital through better management of its assets and, consequently, improve liquidity. The Company has made significant progress in implementing the plan. Total restructuring charges recorded through the third quarter of 2015 (including a $22.3 million charge to write-down inventory) were $40.0 million, of which $14.6 million represented cash charges. The cash charges include an estimated $5.5 million in withdrawal charges related to a multi-employer pension fund that may be paid over 20 years. The Company's total estimated charges to be incurred as part of its restructuring initiatives remain consistent with its initial estimated range of $49.5 million to $64.4 million, including $17.7 million to $21.4 million of estimated cash charges. Not included in this range is the Company's revised estimate of cash proceeds related to the closure of certain facilities of approximately $23.0 million which are expected to occur in late 2015 or 2016. The full benefits from restructuring activity are not expected to be realized until early 2016.

Results of Operations: Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Consolidated results by business segment are summarized in the following table for the three months ended September 30, 2015 and 2014.

			Favorable/(Unfavorable)
	2015	2014	$ Change	% Change
Net Sales:
Metals	$150.6	$210.7	$(60.1)	(28.5)%
Plastics	34.1	34.8	(0.7)	(2.0)%
Total Net Sales	$184.7	$245.5	$(60.8)	(24.8)%
Cost of Materials:
Metals	$113.8	$159.7	$45.9	28.8%
% of Metals Sales	75.6%	75.8%
Plastics	24.0	24.7	0.7	2.9%
% of Plastics Sales	70.3%	70.9%
Total Cost of Materials	$137.8	$184.4	$46.6	25.3%
% of Total Sales	74.6%	75.1%
Operating Costs and Expenses:
Metals	$48.7	$50.6	$1.9	3.7%
Plastics	8.2	8.5	0.3	3.1%
Other	2.0	1.8	(0.2)	(12.8)%
Total Operating Costs & Expenses	$58.9	$60.9	$2.0	3.1%
% of Total Sales	31.9%	24.8%
Operating Income (Loss):
Metals	$(11.9)	$0.4	$(12.3)	N/M
% of Metals Sales	(8.0)%	0.2%
Plastics	1.8	1.6	0.2	16.0%
% of Plastics Sales	5.3%	4.8%
Other	(2.0)	(1.8)	(0.2)	(12.8)%
Total Operating Income (Loss)	$(12.1)	$0.2	$(12.3)	N/M
% of Total Sales	(6.5)%	0.1%
“Other” includes the costs of executive, legal and finance departments which are shared by both segments of the Company.
N/M = Not meaningful
Net Sales
Net sales were $184.7 million, a decrease of $60.8 million, or 24.8%, compared to the third quarter of 2014. Metals segment net sales during the third quarter of 2015 of $150.6 million were $60.1 million, or 28.5%, lower than the same period last year. Plastics segment net sales during the third quarter of 2015 of $34.1 million were $0.7 million, or 2.0% lower than the third quarter of 2014.
Metals segment pricing was down only 1.4% compared to the prior year quarter with the largest price decreases in tubing for the Oil and Gas sector as well as carbon and alloy plate. The Metals segment benefited from slightly favorable pricing and mix in aluminum products compared to the prior year quarter. Sales volumes in the segment were down 27.3% compared to third quarter of 2014 with volume decreases in virtually all product groups. Carbon and alloy plate, alloy bar and tubing products had the most significant decline in sales volumes compared to the third quarter of 2014. Within the Metals segment, net sales for the third quarter of 2015 were lower for both the Oil and Gas and Industrial businesses compared to the third quarter of 2014. Plastics segment net sales during the third quarter of 2015 were 2.0% lower compared to the prior year quarter.

Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during the third quarter of 2015 was $137.8 million, a decrease of $46.6 million, or 25.3%, compared to the third quarter of 2014. Third quarter of 2015 included a LIFO credit of $1.5 million while the third quarter of 2014 included a LIFO charge of $0.4 million.
Material costs for the Metals segment for the third quarter of 2015 were $113.8 million, or 75.6% as a percent of net sales, compared to $159.7 million, or 75.8% as a percent of net sales, for the third quarter of 2014. Cost of materials in the Metals segment decreased $45.9 million compared to the third quarter of 2014 as a result of the decrease in sales volumes from the prior year period. Material costs for the Plastics segment for the third quarter of 2015 were $24.0 million, or 70.3% as a percent of net sales, compared to $24.7 million, or 70.9% as a percent of net sales, for the third quarter of 2014.
Operating Costs and Expenses and Operating Income (Loss)
Operating costs and expenses decreased $2.0 million, or 3.1%, from $60.9 million in the third quarter of 2014 to $58.9 million during the third quarter of 2015. Operating costs and expenses increased from 24.8% of net sales in the third quarter of 2014 to 31.9% of net sales in the third quarter of 2015.
A net charge of $1.2 million associated with the Company's restructuring activities was included in operating costs and expenses for the three months ended September 30, 2015 compared to a net gain of $5.1 million associated with the Company's restructuring activities in the three months ended September 30, 2014. Restructuring activities for the three months ended September 30, 2015 consisted of: (i) a $1.0 million gain resulting from the revision to accrual for employee termination and related benefits for the workforce reductions from the organizational changes; (ii) $0.4 million of lease termination costs; (iii) $1.7 million of moving costs associated with plant consolidations; and (iv) $0.1 million of professional fees related to implementation of the restructuring plan.
Excluding the restructuring items, all other operating costs decreased by $8.2 million, or 12.5% compared to the prior year quarter due mainly to decreases in sales, general and administrative costs and warehouse, processing and delivery costs which related to the following:

•	Sales, general and administrative costs decreased by $2.8 million as a result of lower payroll and benefits costs due to lower company-wide employee headcount;

•	Warehouse, processing and delivery costs decreased by $5.0 million as a result of lower payroll and benefits costs and lower variable costs resulting from the decrease in sales activity.
Operating loss for the third quarter of 2015, including a loss from restructuring activity of $1.2 million, was $12.1 million compared to operating income of $0.2 million, including a $5.1 million gain from restructuring activities, for the same period last year.
Other Income and Expense, Income Taxes and Net Loss
Interest expense, net was $10.5 million in the third quarter of 2015 which was $0.4 million higher than the prior year third quarter of 2014 due to increased revolver borrowings.
Other expense related to foreign currency transaction losses was $2.3 million in the third quarter of 2015 compared to $2.3 million in the same period last year. These losses and gains relate to foreign currency transactions and unhedged intercompany financing arrangements.
The Company recorded an income tax benefit of $0.02 million for the quarter ended September 30, 2015 compared to an income tax benefit of $2.8 million for the same period last year. The Company’s effective tax rate is expressed as income tax benefit (expense), which includes tax expense on the Company’s share of joint venture earnings, as a percentage of income (loss) before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for the quarters ended September 30, 2015 and 2014 was 0.1% and 27.4%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries and the impact of restructuring charges.
Equity in losses of the Company’s joint venture was $1.5 million in the third quarter of 2015 and equity in earnings of the Company's joint venture was $2.2 million in the same period last year. Losses of the joint venture in the third quarter of 2015 have been impacted by declines in activity in the energy markets and a $1.8 million charge associated with the impairment of goodwill at Kreher recognized by the Company in the three months ended September 30, 2015.

Net loss for the third quarter of 2015 was $26.3 million, or $1.12 per diluted share, compared to net loss of $7.3 million, or $0.31 per diluted share, for the same period in 2014.

Results of Operations: Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Consolidated results by business segment are summarized in the following table for the nine months ended September 30, 2015 and 2014.

			Favorable/(Unfavorable)
	2015	2014	$ Change	% Change
Net Sales:
Metals	$505.4	$643.9	$(138.5)	(21.5)%
Plastics	101.2	104.5	(3.3)	(3.2)%
Total Net Sales	$606.6	$748.4	$(141.8)	(18.9)%
Cost of Materials:
Metals	$407.0	$490.5	$83.5	17.0%
% of Metals Sales	80.5%	76.2%
Plastics	71.3	74.0	2.7	3.7%
% of Plastics Sales	70.4%	70.8%
Total Cost of Materials	$478.3	$564.5	$86.2	15.3%
% of Total Sales	78.8%	75.4%
Operating Costs and Expenses:
Metals	$163.4	$229.4	$66.0	28.8%
Plastics	25.0	25.7	0.7	2.6%
Other	8.9	7.8	(1.1)	(13.7)%
Total Operating Costs & Expenses	$197.3	$262.9	$65.6	25.0%
% of Total Sales	32.5%	35.1%
Operating (Loss) Income:
Metals	$(64.9)	$(76.0)	$11.1	14.6%
% of Metals Sales	(12.9)%	(11.8)%
Plastics	4.9	4.8	0.1	1.5%
% of Plastics Sales	4.9%	4.6%
Other	(8.9)	(7.8)	(1.1)	(13.7)%
Total Operating Loss	$(68.9)	$(79.0)	$10.1	12.8%
% of Total Sales	(11.4)%	(10.6)%
“Other” includes the costs of executive, legal and elements of the finance departments which are shared by both segments of the Company.
Net Sales
Net sales were $606.6 million, a decrease of $141.8 million, or 18.9%, compared to the nine months ended September 30, 2014. Metals segment net sales during the nine months ended September 30, 2015 of $505.4 million were $138.5 million, or 21.5%, lower than the same period last year reflecting lower volume in almost all products compared to the nine months ended September 30, 2014. Plastics segment net sales during the nine months ended September 30, 2015 of $101.2 million were $3.3 million, or 3.2%, lower than the nine months ended September 30, 2014.

Metals segment pricing increased by 1.5% compared to the nine months ended September 30, 2014. The pricing increase was primarily driven by average price increases for aluminum, stainless, and alloy bar, offset by decreases for nickel and tubing products. Metals segment sales volumes declined by 22.7% compared to the nine months ended September 30, 2014. Tubing, alloy bar and carbon and alloy plate products had the most significant decline in sales volumes while aluminum sales volume registered strength compared to the nine months ended September 30, 2014. All of the Metals segment products, except for alloy bar, aluminum, carbon and alloy plate, and stainless, had lower average selling prices when compared to the nine months ended September 30, 2014, with most average selling prices lower by 2% to 12%. The slight decrease in Plastics segment net sales during the nine months ended September 30, 2015 was primarily due to a decrease in the automotive sector resulting from the completion of certain customer programs in the first half of the year while the marine and life sciences sectors remained flat.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during the nine months ended September 30, 2015 was $478.3 million, a decrease of $86.2 million, or 15.3%, compared to the nine months ended September 30, 2014. Cost of materials included a LIFO credit of $3.5 million and $0.8 million during the nine months ended September 30, 2015 and 2014, respectively. The nine months ended September 30, 2015 also included a $22.3 million restructuring charge for the write-down of aged and excess inventory. The charge includes a provision for small pieces of inventory at closing branches which will not be moved, as well as, provisions for excess inventory levels based on estimates of current and future market demand. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course. The nine months ended September 30, 2014 included $5.1 million of inventory adjustments that unfavorably impacted material costs.
Material costs for the Metals segment for the nine months ended September 30, 2015, including the $22.3 million inventory restructuring charge, were $407.0 million, or 80.5% as a percent of net sales, compared to $490.5 million, or 76.2% as a percent of net sales, for the nine months ended September 30, 2014. Cost of materials in the Metals segment decreased $83.5 million compared to the nine months ended September 30, 2014. The decrease is primarily due to the decrease in sales volume during the nine months of 2015. Metals segment material costs as a percent of net sales for the nine months ended September 30, 2015 were higher compared to the same period last year primarily due to restructuring inventory write-downs of $22.3 million during the nine months ended September 30, 2015. Material costs for the Plastics segment were $71.3 million for the nine months ended September 30, 2015 compared to $74.0 million for the same period last year. Plastics segment material costs as a percentage of net sales improved slightly from 70.8% in the nine months ended September 30, 2014 to 70.4% in the nine months ended September 30, 2015 due to increased fabrication work, which typically generates higher margins and keeps the cost of sales down.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses decreased $65.6 million, or 25.0%, from $262.9 million, or 35.1% of net sales, during the nine months ended September 30, 2014 to $197.3 million, or 32.5% of net sales, during the nine months ended September 30, 2015. The $65.6 million decrease was due mainly to a $56.2 million non-cash goodwill impairment charge during the nine months ended September 30, 2014 offset by a $5.6 million gain on the sale of a facility in the nine months ended September 30, 2015. Restructuring charges were $17.7 million in the nine months ended September 30, 2015 compared to $3.5 million of income related to restructuring activities in the nine months ended September 30, 2014. Excluding the goodwill impairment, restructuring charges, and gain on sale of facility, the balance of the operating expenses were $25.0 million lower in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was mainly due to decreases in sales, general and administrative costs and warehouse, processing and delivery costs which related to the following:

•	Sales, general and administrative costs decreased by 10.7 million as a result of lower payroll and benefits costs, lower discretionary spending, and lower fees for outside consulting services;

•
Warehouse, processing and delivery costs, excluding the gain on sale of facility of $5.6 million, decreased by $13.6 million as a result of lower payroll and benefits costs and lower variable costs resulting from the decrease in sales activity.

Operating loss for the nine months ended September 30, 2015, including restructuring charges of $17.7 million and restructuring related inventory write-downs of $22.3 million, was $68.9 million compared to an operating loss of $79.0 million, including goodwill impairment charges of $56.2 million, a net gain from restructuring activity of $3.5 million and the $5.6 million gain on sale of facility, for the same period last year.

Other Income and Expense, Income Taxes and Net Loss
Interest expense was $31.4 million during the nine months ended September 30, 2015, an increase of $1.4 million versus the same period last year as a result of higher revolver borrowings in 2015.
Other expense related to foreign currency transaction losses was $4.5 million during the nine months ended September 30, 2015 compared to $1.4 million in losses for the same period last year. The majority of these transaction gains and losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax expense of $0.9 million for the nine months ended September 30, 2015 compared to a tax benefit of $8.9 million for the same period last year. The Company’s effective tax rate is expressed as income tax benefit (expense), which includes tax expense on the Company’s share of joint venture earnings, as a percentage of income (loss) before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for the nine months ended September 30, 2015 and 2014 was (0.8)% and 8.5%, respectively. The lower effective tax rate resulted from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign subsidiaries.
Equity in losses of the Company’s joint venture was $0.1 million in the nine months ended September 30, 2015 and equity in earnings of the Company's joint venture was $5.9 million in the same period last year. Weaker demand and pricing for Kreher’s products, mainly in the energy markets, were the primary factors contributing to the decrease in equity in earnings of the Company’s joint venture. In addition, a $1.8 million charge associated with an impairment of goodwill at Kreher was recognized by the Company in the nine months ended September 30, 2015.
Net loss for the nine months ended September 30, 2015 was $105.9 million, or $4.50 per diluted share, compared to a net loss of $95.6 million, or $4.10 per diluted share, for the same period in 2014.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	For the Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(6.4)	$(44.8)
Net cash from (used in) investing activities	2.3	(1.6)
Net cash from financing activities	8.0	27.6
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.2)
Net increase (decrease) in cash and cash equivalents	$3.5	$(19.0)
The Company’s principal sources of liquidity are cash provided by operations and available revolver borrowing capacity to fund working capital needs and growth initiatives. Cash used in operations for the nine months ended September 30, 2015 was $6.4 million compared to cash used in operations of $44.8 million for the nine months ended September 30, 2014. Specific components of the change in working capital are highlighted below:

•
During the nine months ended September 30, 2015, accounts receivable compared to year-end 2014 resulted in $18.7 million of cash flow source compared to $20.9 million of cash flow use for the same period last year. Average receivable days outstanding was 52.9 days for the nine months ended September 30, 2015 compared to 51.6 days for the nine months ended September 30, 2014. The Company has significantly reduced its past due receivable balances during the nine months ended September 30, 2015.

•
During the nine months ended September 30, 2015, lower inventory levels, compared to year-end 2014, provided $39.3 million of cash flow source compared to higher inventory levels that were a $39.7 million cash flow use for the nine months ended September 30, 2014. Approximately $15.0 million of the cash flow improvement was related to scrapping restructuring activities. During the nine months ended September 30, 2015, the Company has been adjusting the inventory deployment initiatives to better align inventory at the facilities. Each location is expected to carry a mix of inventory to adequately service their customers. Average days sales in inventory was 205.8 days for the nine months ended September 30, 2015 compared to 169.3 days for the nine months ended September 30, 2014, resulting primarily from lower sales volume. The Company is currently on track to achieve its inventory reduction initiatives.

•
During the nine months ended September 30, 2015, increases in accounts payable and accrued and other current liabilities were a $23.2 million cash flow source compared to a $51.0 million cash flow source for the same period last year. Accounts payable days outstanding was 42.2 days for the nine months ended September 30, 2015 compared to 43.5 days for the same period last year.

Historically, the Company’s primary uses of liquidity and capital resources have been working capital, capital expenditures, and payments on debt (including interest payments). With the execution of the new restructuring plan and expected cost savings as a result of the plan, management believes the Company will have access to sufficient cash from operations and planned working capital improvements along with available revolver borrowing capacity to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. The Company expects to realize approximately $40 million in cost improvement as a result of the restructuring plan. Furthermore, the Company has available borrowing capacity under the Revolving Credit Facility. The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities such as: making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended September 30, 2015. At this ratio, the Company's current maximum borrowing capacity would be $96.5 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.
Additional unrestricted borrowing capacity under the Revolving Credit Facility at September 30, 2015 was as follows:

Maximum borrowing capacity	$125.0
Less: Letters of credit and other reserves	(12.9)
Undrawn maximum availability	112.1
Less: Current borrowings	(68.3)
Total borrowing capacity	43.8
Less: Minimum excess availability before triggering Cash Dominion	(15.6)
Total unrestricted borrowing capacity	$28.2
The Revolving Credit Facility matures on December 10, 2019 (or 91 days prior to the maturity date of the Company's Secured Notes or Convertible Notes if they have not been refinanced at that time).
The Company intends to maintain sufficient levels of available liquidity, manage working capital and monitor the Company’s overall capitalization. Cash and cash equivalents at September 30, 2015 were $12.0 million, and the Company had $28.2 million of additional unrestricted borrowing capacity under its Revolving Credit Facility. Approximately $3.4 million of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States as the need arises in the future.
The Company intends to refinance its existing $210.0 million aggregate principal amount of Secured Notes, due December 15, 2016. If the refinancing efforts are not successful, the Company may not have sufficient sources of liquidity and may need to seek alternative sources of financing to repay our indebtedness under the Secured Notes, which may not be available or allowed under the terms of the Company’s existing debt instruments.

Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	September 30,	December 31,	Increase (Decrease)
	2015	2014	to Working Capital
Working capital	$214.6	$291.9	$(77.3)
Cash and cash equivalents	12.0	8.5	3.5
Accounts receivable	108.7	131.0	(22.3)
Inventories	192.4	236.9	(44.5)
Accounts payable	71.7	68.8	(2.9)
Accrued and other liabilities	44.9	27.7	(17.2)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 88.8% at September 30, 2015 and 67.4% at December 31, 2014. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. As and when permitted by the terms of agreements noted above, depending on market conditions, and external factors such as credit ratings, the Company will decide in the future when to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position.
The Company's credit ratings are periodically reviewed by Moody's Investors Services and Standard and Poor's. With respect to the Company's 12.75% Senior Secured Notes, agency debt ratings were as follows:

	Senior Debt Rating	Outlook
Moody's Investors Services	Caa2	Negative
Standard & Poor's	CCC+	Negative
In October 2015, Moody's Investor Services affirmed its previous senior debt rating of Caa2 and the Company's negative outlook. In August 2014, Standard & Poor's revised the Company's outlook to negative from stable and affirmed the Company's B- senior debt rating. In February 2015, Standard & Poor's downgraded the Company's senior debt rating to CCC+ from B- and affirmed the Company's negative outlook. While the agency debt ratings do not result in the Company being in violation of any debt covenants or require it to take any other specified actions, a ratings downgrade could negatively impact the Company's ability to refinance existing debt or increase the cost to refinance its debt. The above ratings are not a recommendation to buy, sell or hold securities. These ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
Cash paid for capital expenditures for the nine months ended September 30, 2015 was $5.4 million, a decrease of $3.3 million from the same period last year. Management believes there will be minimal capital expenditures during the remainder of 2015.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2015 (remaining three months)	$0.1
2016	210.5
2017	57.6
2018	—
2019(a)	68.3
2019 and beyond	—
Total debt	$336.5
(a) Amount represents outstanding balance under the Company's Revolving Credit Facility as of September 30, 2015 which can fluctuate. The maturity date presented above is based on the December 15, 2019 maturity date of the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility may become due sooner than the December 15, 2019 maturity date as described in Note 8 to the Condensed Consolidated Financial Statements.

As of September 30, 2015, the Company had $10.1 million of irrevocable letters of credit outstanding, which primarily consisted of $5.0 million for its new warehouse in Janesville, Wisconsin, $2.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation insurance program.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 6.	Exhibits
Exhibits required to be filed as part of this Report on Form 10-Q are listed in the Exhibit Index, which is incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	November 9, 2015	By:	/s/ Paul Schwind
Paul Schwind
Corporate Controller & Chief Accounting Officer
(Mr. Schwind has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
10.9*	Form Non-Qualified Stock Option Award Agreement
10.10*	Form Restricted Stock Unit Award Agreement
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-1
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002	E-2
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002	E-3
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This agreement is considered a compensatory plan or arrangement.