Form 10-K
period 2015-12-31
CASTLE A M & CO
filed 2016-03-15
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $84,137,594.
The number of shares outstanding of the registrant’s common stock on March 10, 2016 was 23,794,390 shares.

Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our facility closures and organizational changes. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” “should,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” of this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
INDUSTRY AND MARKET DATA
In this report, we rely on and refer to information and statistics regarding the metal service center industry and general manufacturing markets. We obtained this information and these statistics from sources other than us, such as the Metals Service Center Institute, which we have supplemented where necessary with information from publicly available sources and our own internal estimates. Although we have not independently verified such information, we have used these sources and estimates and believe them to be reliable.
PART I
ITEM 1 — Business
In this annual report on Form 10-K, “the Company,” “we” or “our” refer to A. M. Castle & Co., a Maryland corporation, and its subsidiaries included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.
Business and Markets
Company Overview
The Company is a specialty metals (83% of net sales in 2015) and plastics (17% of net sales in 2015) distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers. The Company's metals customers are principally within the producer durable equipment, oil and gas, aerospace, heavy industrial equipment, industrial goods and construction equipment sectors of the global economy, and its plastics customers are primarily in the retail, marine and automotive sectors. Particular focus is placed on the aerospace, power generation, mining, heavy industrial equipment, manufacturing and oil and gas for metals and automotive, marine, office furniture and fixtures, safety products, life sciences applications, transportation and general manufacturing industries for plastics.
The Company’s corporate headquarters is located in Oak Brook, Illinois. As of December 31, 2015, the Company operates out of 24 metals service centers located throughout North America (19), Europe (3) and Asia (2) and 17 plastics service centers located in the United States. The Company’s service centers hold inventory and process and distribute products to both local and export markets.
Industry and Markets
Service centers act as supply chain intermediaries between primary producers, which deal in bulk quantities in order to achieve economies of scale, and end-users in a variety of industries that require specialized products in significantly smaller quantities and forms. Service centers also manage the differences in lead times that exist in the supply chain. While original equipment manufacturers (“OEM”) and other customers often demand delivery within hours, the lead time required by primary producers can be as long as several months. Service centers provide value to customers by aggregating purchasing, providing warehousing and distribution services to meet specific customer needs including demanding delivery times and precise metal specifications, and by providing value-added metals processing services.

The principal markets served by the Company are highly competitive. Competition is based on service, quality, processing capabilities, inventory availability, timely delivery, ability to provide supply chain solutions and price. The Company competes in a highly fragmented industry. Competition in the various markets in which the Company participates comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources and some of which have more established brand names in the local, regional and global markets served by the Company.
The Company also competes to a lesser extent with primary metals producers who typically sell to larger customers requiring shipments of large volumes of metal.
In order to capture scale efficiencies and remain competitive, many primary metal producers are consolidating their operations and focusing on their core production activities. These producers have increasingly outsourced metals distribution, inventory management and value-added metals processing services to metals service centers. This process of outsourcing allows them to work with a relatively small number of intermediaries rather than many end customers. As a result, metals service centers, including the Company, are now providing a range of services for their customers, including metal purchasing, processing and supply chain solutions.
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
Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as purchases from other distributors or direct mill shipments to customers. Deliveries are made principally by the Company’s fleet contracted through third party logistics providers. Common carrier delivery is used in areas not serviced directly by the Company’s fleet.
As of December 31, 2015, the Company had 1,515 full-time employees. Of these full-time employees, 225 were represented by the United Steelworkers of America under collective bargaining agreements.
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
In the last three years, the percentages of total sales of the two segments were as follows:

	2015	2014	2013
Metals	83%	86%	87%
Plastics	17%	14%	13%
	100%	100%	100%
Metals Segment
In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, nickel, stainless steel, carbon and titanium. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, the Company's service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, CNC machinery and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally process, turn, polish, cut-to-length and straighten alloy and carbon bar.
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
On March 11, 2016, the Company entered into an asset purchase agreement with an unrelated third-party for the sale of TPI. TPI represents the entirety of the Company's Plastics segment and therefore, the Company will only have one reporting segment, the Metals segment, going forward. As of December 31, 2015, TPI did not meet the criteria to be classified as held for sale and accordingly its results are presented with continuing operations. The terms of the sale are discussed in Note 15 - Subsequent Events to the consolidated financial statements.
For further information on the Company's segment results, see Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 - Segment Reporting within the notes to the Company's consolidated financial statements appearing elsewhere in this annual report on Form 10-K.
Joint Venture
The Company holds a 50% joint venture interest in Kreher Steel Company, LLC (“Kreher”), a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois. The Company’s equity in the earnings (losses) of this joint venture is reported separately in the Company’s consolidated statements of operations. Kreher's stand-alone financial statements are included in this filing.
Access to SEC Filings
The Company makes available free of charge on or through its Web site at www.castlemetals.com the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Information on our website does not constitute part of this annual report on Form 10-K.
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
Our future operating results are impacted by the volatility of the prices of metals and plastics, which could cause our results to be adversely affected.
The prices we pay for raw materials, both metals and plastics, and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metals and plastics prices decline, we would generally expect lower sales, pricing and possibly lower operating income. Depending on the timing of the price changes and to the extent we are not able to pass on to our customers any increases in our raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals and plastics in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain provisions of our debt instruments, as well as result in us incurring impairment charges.
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt instruments.
We have substantial debt service obligations. As of December 31, 2015, we had approximately $333.6 million of total debt outstanding, excluding capital lease obligations of $0.4 million, of which $276.1 million is secured. As of December 31, 2015, we had approximately $30.1 million of additional unrestricted borrowing capacity under our revolving credit facility. In December 2014, we obtained an extension on our revolving credit facility, extending its maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of our Senior Secured Notes or Convertible Notes if they have not been refinanced). In January 2014, we partially exercised the accordion option under our revolving credit facility to increase the aggregate commitments by $25.0 million. As a result, our borrowing capacity increased from $100.0 million to $125.0 million. We maintain the option to exercise the accordion for an additional $25.0 million of aggregate commitments in the future, assuming we meet certain thresholds for incurring additional debt. Subject to restrictions contained in the debt instruments, we may incur additional indebtedness.
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
We expect to obtain the funds to pay our expenses and to satisfy our debt obligations primarily from our operations and, in the case of the principal amount of our indebtedness, from the refinancing thereof. In February 2016, as part of an overall plan to refinance our public debt, we completed a private exchange offer and consent solicitation (the "Exchange Offer") to certain eligible holders of our 12.75% Senior Secured Notes due 2016 (the "2016 Notes"). In the Exchange Offer we exchanged $203.3 million aggregate principal amount of 12.75% Senior Secured Notes due 2018 (the "2018 Notes") for a like amount of 2016 Notes, leaving at most $6.7 million aggregate principal amount of 2016 Notes outstanding. Our ability to meet our expenses and make these principal and interest payments as they come due, therefore, depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our anticipated revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives which could have an adverse effect on our financial condition or liquidity.
As a result of the Exchange Offer, in February 2016, Standard & Poor's upgraded our 2016 Notes debt rating to CCC- from D and maintained our outlook as negative. Also in February 2016, Moody's Investor Services downgraded the debt rating on our 2016 Notes to C from Caa2 and affirmed our outlook as stable. With the completion of the Exchange Offer, both Standard & Poor's and Moody's Investor Services have withdrawn all ratings on the Company.

We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
In February 2016, we completed the Exchange Offer in which we exchanged $203.3 million aggregate principal amount of 2018 Notes for a like amount of 2016 Notes, leaving at most $6.7 million aggregate principal amount of 2016 Notes outstanding. We have also agreed to effect exchange offers of new 5.25% Senior Secured Convertible Notes due 2019 for our outstanding 7.00% Convertible Notes due 2017 (the "Convertible Notes"). Our annual debt service obligations until December 2016, when the remaining 2016 Notes are scheduled to mature, will be primarily limited to interest payments on our outstanding debt securities, with an aggregate principal amount of $267.5 million, and on borrowings under our revolving credit facility, if any. We had $66.1 million of borrowings outstanding under the revolving credit facility as of December 31, 2015. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
Our principal sources of liquidity are cash flows from operations and available borrowing capacity under its revolving credit facility.  We currently plan that we will have sufficient cash flows from our operations (including planned inventory reductions) to continue as a going concern, however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring activities taken during 2015 that streamlined our organizational structure, lowered operating costs and increased liquidity. Continued losses from operations and insufficient cash flow from operations in the future could have a material adverse effect on our liquidity and financial condition and could raise substantial doubt about our ability to continue as a going concern. Our plans also included the sale for cash of all of our remaining inventory at our Houston and Edmonton facilities and the sale of its wholly-owned subsidiary, TPI. Both of these actions were completed in the first quarter of 2016 and provide liquidity in addition to the planned operating cash flows to meet working capital needs, capital expenditures and debt service obligations for the next twelve months.
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
In the second quarter of 2015 we announced additional restructuring activities. The organizational changes as part of this most recent restructuring plan include workforce reductions and the consolidations of facilities in locations it deems to have redundant operations. The consolidations and organizational changes are part of our plan to streamline the organizational structure, lower structural operating costs, and increase liquidity. With regards to our 2015 restructuring plan, as well as previous restructuring plans which were completed in 2013 and 2014, we have made certain assumptions in estimating the anticipated impact of these restructuring and performance enhancement initiatives. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our operating profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be materially adversely affected.
If we continue to fail to satisfy the continued listing standards of the New York Stock Exchange (NYSE), or if the NYSE fails to accept our plan that demonstrates our ability to return the Company to conformity with the continued listing standards, our common stock could be delisted from the NYSE, which could have an adverse impact on the liquidity and market price of our common stock and other adverse consequences under the terms of our debt instruments.
On January 21, 2016, we received written notice from the NYSE that we are not in compliance with one of the continued listing standards related to the maintenance of a minimum level of stockholders' equity and market capitalization as set forth in Section 802.01B of the NYSE Listed Company Manual and, if we are unable to remedy such non-compliance, we may be subject to delisting proceedings. The Company has submitted a plan to the NYSE that we believe demonstrates our ability to return the Company to conformity with the continued listing standards. However, if the NYSE fails to accept our plan or if we continue to fail to satisfy the continued listing standards of the NYSE, our common stock will be delisted, which could have an adverse impact on the liquidity and market price of our common stock and other adverse consequences, including a fundamental change, under the terms of certain of our debt instruments.
Holders of our Convertible Notes can require us to repurchase their Convertible Notes following a fundamental change, which includes, among other things, the delisting of our Common Stock from the NYSE and the acquisition of more than 50% of our outstanding voting power by a person or group. We may not have sufficient funds to satisfy such cash obligations.
As of December 31, 2015, we had approximately $57.5 million of aggregate principal amount outstanding under the Convertible Notes. The Convertible Notes bear cash interest semiannually at a rate of 7.0% per year, and mature on December 15, 2017. Upon the occurrence of a fundamental change (as defined in the indenture for the Convertible Notes), which includes delisting of our common stock from the NYSE or the acquisition of more than 50% of our outstanding voting power by a person or group, we may be required to repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under the Convertible Notes, which in turn could constitute an event of default under our other outstanding indebtedness, thereby resulting in the acceleration of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.

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
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers' industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. Historically, we have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, oil and gas, heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing and oil and gas sectors of the North American economy. In 2015, the downturn in the oil and gas sector had a significant impact on our financial results as sales to customers which operate in that market were significantly lower than they had been previously. In February 2016, we announced the sale of all inventory from our Houston and Edmonton facilities that primarily service the oil and gas sector. With this sale, and the planned closure of the Houston and Edmonton facilities, the Company has significantly lowered its exposure to oil-related market fluctuations. Going forward, we will be primarily focused on two key industries, aerospace and industrial.
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
A portion of our customers experience seasonal slowdowns. Historically, our revenues in the months of July, November and December have been lower than in other months because of a reduced number of shipping days and holiday or vacation closures for some customers. Dependent on market and economic conditions, our sales in the first two quarters of the year, therefore, can be higher than in the third and fourth quarters due to this seasonality. As a result, analysts and investors may inaccurately estimate the effects of seasonality on our operating results in one or more future quarters and, consequently, our operating results may fall below expectations.

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
We have a significant amount of long-lived assets, including goodwill and intangible assets. We review the recoverability of goodwill annually or whenever significant events or changes occur that might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. We review the recoverability of definite lived intangible assets and other long-lived assets whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of these calculations may be affected by the current demand and any decline in market conditions for our products, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which may have an adverse effect on our operating results.
In 2015, we recorded a $33.7 million non-cash intangible assets impairment charge to eliminate the customer relationships and trade name intangible assets acquired with our 2011 acquisition of Tube Supply, Co. We recorded a $56.2 million non-cash goodwill impairment charge in 2014 to eliminate the Metals segment goodwill entirely. The results of our most recent annual impairment test of goodwill indicates that as of December 1, 2015 there is approximately $10.2 million (24.6%) of excess estimated fair-value over carrying value for the Plastics reporting unit.
Our ability to use our net operating loss carryforwards (NOLs) may be limited.
We have incurred substantial losses since 2008. We may not generate future taxable income so that we can use our net operating loss carryforwards, or NOLs, to offset. As of December 31, 2015, we had U.S. federal NOLs of $144.5 million. The $144.5 million in U.S. federal NOLs will expire in various years beginning with 2032.  We have determined that an ownership shift of greater than fifty percent occurred in 2015. As such, it is expected that a portion of the pre- ownership shift NOLs will be subject to a Section 382 limitation that will act to prevent the Company from utilizing all of its losses against future taxable income. We have not yet finalized our analysis of the impact of the Section 382 limitation on the pre ownership shift NOLs. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. As of December 31, 2015, the Company has established a full valuation allowance against its federal and state NOLs.
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
As of December 31, 2015, approximately 27% of our U.S. employees were represented by the United Steelworkers of America ("USW") under collective bargaining agreements, including hourly warehouse employees at our distribution centers in Franklin Park, Illinois and Cleveland, Ohio. On January 31, 2016, our Franklin Park, Illinois distribution center was closed and those USW employees terminated, resulting in only 19% of our U.S employees being represented by the USW as of that date. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the USW to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with the USW will be or whether we will be able to meet the USW requirements without impacting our operating results and financial condition. The USW may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationship with the USW could negatively impact the timely processing and shipment of our products, which could strain relationships with customers or suppliers and adversely affect our operating results. On October 1, 2014, we entered into a four year collective bargaining agreement with the USW, which covers approximately 197 employees at our Franklin Park, Illinois (closed in January 2016) and Cleveland, Ohio facilities. Approximately 28 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW through August 2016.
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
Our largest facilities, in Cleveland, Ohio, and Hammond, Indiana, as well as our recently opened 208,000 square foot facility in Janesville, Wisconsin, serve as primary distribution centers that ship product to our other facilities as well as external customers. Our business could be adversely impacted by a major disruption at any of these facilities due to unforeseen developments occurring in or around the facility, such as:

•	damage to or inoperability of our warehouse or related systems;

•	a prolonged power or telecommunication failure;

•	a natural disaster, environmental or public health issue, or an act of war or terrorism on-site.
A prolonged disruption of the services and capabilities of these or other of our facilities could adversely impact our operating results.
Damage to or a disruption in our information technology systems could impact our ability to conduct business and could subject us to liability for failure to comply with privacy and information security laws.
Difficulties associated with the design and implementation of our enterprise resource planning ("ERP") system could adversely affect our business, our customer service and our operating results.
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
The success of our business depends on the security of our networks and, in part, on the security of the network infrastructures of our third-party vendors. In connection with conducting our business in the ordinary course, we store and transmit limited amounts of customer, vendor, and employee information, including account or credit card information, and other personally identifiable information. Unauthorized or inappropriate access to, or use of, our networks, computer systems or services, whether intentional, unintentional or as a result of criminal activity, could potentially jeopardize the security of this confidential information. A number of other companies have publicly disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures could be harmed and we could lose employees, customers, or vendors. A party that is able to circumvent our security measures could misappropriate our proprietary information or the information of our customers, vendors, or employees, cause interruption in our operations, or damage our computers or those of our customers or vendors which could expose us to claims from such persons or from regulators, financial institutions or others with whom we do business, any of which could have an adverse impact on our financial condition and results of operations.
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
From time to time, the Company has experienced concentrations of ownership among institutional investors and/or hedge funds. As of December 31, 2015, based on filings made with the SEC and other information made available to us as of that date, we believe four of our directors, Jonathan B. Mellin and Reuben S. Donnelley, through their affiliations with W. B. & Co., and Allan Young and Kenneth Traub, through their affiliations with Raging Capital Management, LLC, may be deemed to beneficially own approximately 48% of our common stock. Accordingly, Mr. Mellin, Mr. Donnelley, Mr. Young and Mr. Traub and their affiliates, and/or any other concentrated ownership interests (including Stonehouse Management, LLC, which beneficially owned approximately 17% of our common stock as of December 31, 2015) may have the voting power to substantially affect or control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial to us.

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
ITEM 1B — Unresolved Staff Comments
None.

ITEM 2 — Properties
The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. As of December 31, 2015, distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

Locations	Approximate Floor Area in Square Feet
Metals Segment
North America
Bedford Heights, Ohio	374,400	(1)
Charlotte, North Carolina	116,500	(1)
Edmonton, Alberta	87,100	(4)
Fairless Hills, Pennsylvania	71,600	(1)
Fort Smith, Arkansas	24,800
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	243,000
Houston, Texas	274,000	(3)(4)
Janesville, Wisconsin	208,000
Kennesaw, Georgia	87,500
Mexicali, Mexico	21,200
Mississauga, Ontario	57,000
Paramount, California	155,500
Santa Cantarina, Nuevo Leon, Mexico	112,000
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Wichita, Kansas	102,000
Europe
Blackburn, England	62,140
Trafford Park, England	30,000
Montoir de Bretagne, France	38,940
Asia
Shanghai, China	45,700
Singapore	76,000
Sales Offices
Bilbao, Spain	(Intentionally left blank)
Fairfield, Ohio	(Intentionally left blank)
Kansas City, Missouri	(Intentionally left blank)
Total Metals Segment	2,390,380

Locations	Approximate Floor Area in Square Feet
Plastics Segment
Baltimore, Maryland	24,000
Bronx, New York	18,500
Cleveland, Ohio	8,580
Cranston, Rhode Island	14,900
Detroit, Michigan	22,000
Elk Grove Village, Illinois	22,500
Fort Wayne, Indiana	17,600
Grand Rapids, Michigan	42,500	(1)
Harrisburg, Pennsylvania	13,880
Indianapolis, Indiana	13,500
Kalamazoo, Michigan	102,650
Knoxville, Tennessee	16,530
New Philadelphia, Ohio	15,700
Pittsburgh, Pennsylvania	12,800
Rockford, Michigan	53,650
Tampa, Florida	17,700
Walker, Michigan	59,630
Total Plastics Segment	476,620
Headquarters
Oak Brook, Illinois	39,360	(2)
GRAND TOTAL	2,906,360

(1)	Represents owned facility.

(2)	The Company’s principal executive office does not include a distribution center.

(3)	Represents two leased facilities.

(4)	In February 2016, the Company announced the sale of all inventory held at these locations as well as the planned closure of these facilities in 2016.
ITEM 3 — Legal Proceedings
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

ITEM 4 — Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 10, 2016.

Name and Title	Age	Business Experience
Patrick R. Anderson Executive Vice President, Chief Financial Officer & Treasurer	44
Mr. Anderson began his employment with the registrant in 2007 as Vice President, Corporate Controller and Chief Accounting Officer. In September 2014, he was appointed to the position of Interim Vice President, Chief Financial Officer and Treasurer, and in May 2015 was appointed to his current role as the Executive Vice President, Chief Financial Officer & Treasurer. Prior to joining the registrant, he was employed with Deloitte & Touche LLP (a global accounting firm) from 1994 to 2007.

Marec E. Edgar Executive Vice President, General Counsel, Secretary & Chief Administrative Officer	40
Mr. Edgar began his employment with the registrant in April 2014, as Vice President, General Counsel and Secretary. In May 2015, he was appointed to his current role as Executive Vice President, General Counsel, Secretary & Chief Administrative Officer. Prior to joining the registrant, he held positions of increasing responsibility with Gardner Denver, Inc. (a global manufacturer of industrial compressors, blowers, pumps, loading arms and fuel systems) from 2004 to 2014. Most recently, he served as Assistant General Counsel and Risk Manager and Chief Compliance Officer of Gardner Denver.

Thomas L. Garrett Vice President and President, Total Plastics, Inc.	53
Mr. Garrett began his employment with Total Plastics, Inc., a wholly owned subsidiary of the registrant, in 1988 and was appointed to the position of Controller. In 1996, he was elected to the position of Vice President and in 2001 was appointed to the position of Vice President of the registrant and President of Total Plastics, Inc.

Ronald E. Knopp Executive Vice President, Chief Operating Officer	45
Mr. Knopp began his employment with the registrant in 2007 and was appointed to the position of Operations Manager of the Bedford Heights facility. In 2009, he was appointed Director of Operations for the Western Region and in 2010 served as Director of Operations for the Metals and Plate Commercial Units. In July 2013, Mr. Knopp was appointed to the position of Vice President, Operations, and in May 2015 was appointed to his current position as Executive Vice President, Chief Operating Officer. Prior to joining the registrant, Mr. Knopp served as Plant Manager for Alcoa, Inc., Aerospace Division (global producer of aluminum) from 2003 to 2007.

Steven W. Scheinkman President & Chief Executive Officer	62
President and Chief Executive Officer of the Company since April 2015. Mr. Scheinkman also served as an independent member of the Company’s Board of Directors from March 2015 to April 2015. Prior to joining the registrant, Mr. Scheinkman served as President and Chief Executive Officer and a director of Innovative Building Systems LLC, and certain of its affiliates and predecessor entities (a leading customer modular home producer) since 2010. He served as a director of Claymont Steel Holdings, Inc. (a manufacturer of custom discrete steel plate) from 2006 to 2008. He served as the President and Chief Executive Officer and a director of Transtar Metals Corp. (“Transtar”) (a supply chain manager/distributor of high alloy metal products for the transportation, aerospace and defense industries) from 1999 to 2006. Following Transtar’s acquisition by the Company in September 2006, he served as President of Transtar Metals Holdings, Inc. until September 2007, and thereafter served as its advisor until December 2007. He served in various capacities as an executive officer of Macsteel Service Centers USA (a distributor and processor of steel products) including President, Chief Operating Officer and Chief Financial Officer, from 1986 to 1999.

Name and Title	Age	Business Experience
Paul Schwind Corporate Controller & Chief Accounting Officer	39
Mr. Schwind began his employment with the registrant in September 2015, as Controller and Chief Accounting Officer. Prior to joining the registrant, he was employed as the Corporate Controller at Global Brass and Copper Holdings, Inc. (a value-added converter, fabricator, distributor, and processor of specialized copper and brass products) from 2010 to 2015. Mr. Schwind served as the Senior Manager, Financial Reporting & Consolidations at PepsiAmericas (a food and beverage company) from 2009 to 2010.

PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the NYSE under the ticker symbol “CAS”. The Company's current stockholders’ equity and market capitalization no longer satisfies the minimum NYSE levels. On January 21, 2016, the Company received written notice from the NYSE that it is not in compliance with one of the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual and, if it is unable to remedy such non-compliance, it may be subject to delisting proceedings. The Company has submitted a plan to the NYSE that demonstrates its ability to return the Company to conformity with the continued listing standards.
As of March 10, 2016, there were approximately 772 shareholders of record. Payment of cash dividends and repurchase of common stock are currently limited due to restrictions contained in the Company’s debt agreements. No cash dividends were declared or paid on the Company’s common stock in 2015 or 2014. We may consider paying cash dividends on the Company common stock at some point in the future, subject to the limitations described above. Any future payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition, restrictions under the Company’s debt instruments, and such other factors as the Board of Directors may consider.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The table below presents shares of the Company’s common stock which were acquired by the Company during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	5,601	$1.59	—	—
Total	5,601	$1.59	—	—

(1)
The total number of shares purchased represents shares surrendered to the Company by employees to satisfy tax withholding obligations upon vesting of restricted stock units awarded pursuant to the Company’s 2008 Omnibus Incentive Plan (as amended and restated as of April 25, 2013).

The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock for the periods indicated:

	2015		2014
	Low	High	Low	High
First Quarter	$2.80	$8.15	$13.42	$15.64
Second Quarter	$3.44	$7.01	$10.87	$14.99
Third Quarter	$2.11	$6.31	$8.15	$11.87
Fourth Quarter	$1.50	$3.00	$6.16	$8.57

The following graph compares the cumulative total stockholder return on our common stock for the five-year period December 31, 2010 through December 31, 2015 with the cumulative total return of the Standard and Poor’s 500 Index and to a peer group index that the Company selected. The comparison in the graph assumes the investment of $100 on December 31, 2010. Cumulative total stockholder return means share price increases or decreases plus dividends paid, with the dividends reinvested, and reflect market capitalization weighting. The graph does not forecast future performance of our common stock. The Company has utilized the same general peer group index since 2010 with adjustments made to remove peer companies acquired over the period by companies not suitable for the peer group. The Company believes the peer group provides a meaningful comparison of our stock performance, and it is generally consistent with the peer group used for the relative total shareholder return performance measure under the Company’s long term compensation plans. The peer group index is made up of companies in the metals industry or in the industrial products distribution business, although not all of the companies included in the peer group index participate in all of the lines of business in which the Company is engaged and some of the companies included in the peer group index also engage in lines of business in which the Company does not participate. Additionally, the market capitalizations of many of the companies in the peer group are quite different from that of the Company.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A.M. Castle & Co., the S&P 500 Index, and a Peer Group
*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/10	12/11	12/12	12/13	12/14	12/15
A. M. Castle & Co.	$100.00	$51.39	$80.23	$80.23	$43.35	$8.64
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group (a)	100.00	90.53	91.79	107.10	97.00	76.33

(a)
The Peer Group Index consists of the following companies: AEP Industries Inc.; AK Steel Holding Corp.; Allegheny Technologies Inc.; Applied Industrial Technologies Inc.; Carpenter Technology Corp.; Cliffs Natural Resources Inc.; Commercial Metals Company; Fastenal Company; Gibraltar Industries Inc.; Haynes International Inc.; Kaman Corp.; Lawson Products Inc.; MSC Industrial Direct Company Inc.; Nucor Corp.; Olin Corp.; Olympic Steel, Inc.; Quanex Building Products Corp.; Reliance Steel & Aluminum Co.; Schnitzer Steel Industries Inc.; Steel Dynamics Inc.; Stillwater Mining Company; United States Steel Corp.; and Worthington Industries Inc. In 2015, RTI International Metals Inc. was removed from the peer group as it was acquired by Alcoa.

ITEM 6 — Selected Financial Data
(Dollar amounts in millions, except per share data)
The following table sets forth selected consolidated financial data for the five years ended December 31, 2015. This selected consolidated financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto.
The selected financial data in the table below includes the results of the December 2011 acquisition of Tube Supply from the date of acquisition. During the fourth quarter of 2015, the Company changed its method of accounting for its U.S. metals inventories, which were accounted for under LIFO method, to the average cost method. The change was applied retrospectively to the prior year financial information presented below. See Note 1- Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for discussion of this accounting change and its related impact.

	2015	2014	2013	2012	2011
For the year ended December 31:
Net sales	$770.8	$979.8	$1,053.1	$1,270.4	$1,132.4
Equity in (losses) earnings of joint venture	(1.4)	7.7	7.0	7.2	11.7
Net (loss) income from continuing operations (a)	(209.8)	(119.4)	(39.5)	(9.7)	7.8
Basic (loss) earnings per common share from continuing operations (a)	(8.91)	(5.11)	(1.70)	(0.42)	0.34
Diluted (loss) earnings per common share from continuing operations (a)	(8.91)	(5.11)	(1.70)	(0.42)	0.34
As of December 31:
Total assets	497.7	710.7	806.5	924.4	957.8
Long-term debt, less current portion	314.8	309.4	245.6	296.2	314.2
Total debt	321.8	310.1	246.0	297.1	314.9
Total stockholders’ equity	47.0	252.6	388.5	421.5	396.4
(a) Results include a $33.7 million impairment of intangible assets charge and a $61.5 million charge for the write-down of inventory and purchase commitments in 2015, and a $56.2 million goodwill impairment charge in 2014.

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
The following significant events occurred which impacted the Company’s operations and/or financial results:

•	Net sales declined by 21.3% compared to 2014 primarily due to decreased Metals segment sales volumes and downward pricing on most products;

•	Operating cash flows improved from use of cash of $75.1 million in 2014 to a use of cash of $22.1 million in 2015 as a result of a significant reduction in inventory;

•
Completed the operational restructuring plan announced in April 2015 including the implementation of a new executive and branch management structure and the closure of seven facilities in geographically overlapping areas. Recognized $50.6 million in restructuring costs for the year including $25.7 million related to inventory identified to be scrapped or written down;

•	Opened a new warehouse and distribution center of excellence in Janesville, Wisconsin in the fourth quarter of 2015;

•
Recognized a $16.0 million restructuring gain on of the sale of the Company's facilities in Franklin Park, IL and Worcester, MA in the fourth quarter of 2015 and a $5.6 million gain on the sale of the Company's facility in Blaine, MN in the first quarter of 2015;

•
Recorded a $33.7 million non-cash impairment charge in the fourth quarter of 2015 related to the customer relationships and trade names intangible assets acquired in the Tube Supply acquisition in December 2011;

•
Recorded a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton facilities. In February 2016, the Company announced the sale of this inventory, which primarily serviced the oil and gas industry, as well as plans to close the Houston and Edmonton facilities;

•
During the fourth quarter of 2015, the Company elected to change its method of inventory costing for its U.S. metals inventory to the average cost method from the last-in first-out ("LIFO") method. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements;

•
In February 2016, the Company completed a private exchange offer and consent solicitation to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 for the Company’s outstanding 12.75% Senior Secured Notes due 2016;

•
The Company engaged in a plan to market its wholly-owned subsidiary, Total Plastics, Inc ("TPI") in early 2016. On March 11, 2016, the Company entered into an asset purchase agreement with an unrelated third-party for the sale of TPI, which makes up the entirety of the Company's Plastics segment (17% of net sales in 2015) leaving only the Company's core Metals business. As of December 31, 2015, TPI did not meet the criteria to be classified as held for sale and accordingly its results are presented with continuing operations. The terms of the sale are discussed in Note 15 - Subsequent Events to the consolidated financial statements.

Recent Market and Pricing Trends
Metals segment sales were down 24.2% in 2015 compared to 2014 as the Company experienced a combination of lower demand and pricing pressure for virtually all of its core metals products. The products most notably down during the year were those dependent on the energy sector, which includes oil and gas, and the industrials sector. The aerospace sector showed some signs of improvement mainly on the strength of aluminum demand and pricing.
Industry data provided by the Metals Service Center Institute ("MSCI") indicates that overall 2015 U.S. steel service center shipment volumes decreased 8% compared to 2014 levels. According to MSCI data, industry sales volumes of products consistent with the Company's product mix were also down 8% in 2015 compared to 2014. The products which had the most significant declines according MSCI data included those heavily dependent on the energy sector and the industrials sector, namely cold finished carbon products, carbon plate and carbon pipe and tube products.
A decrease in the demand for the Company's products, as was seen in 2015 compared to 2014, has a significant impact on the Company's operating results. A decrease in demand results in lower sales dollars which, once costs and expenses are factored in, leads to less dollars earned from normal operations. Although the lower demand also decreases the cost of materials and operating costs including warehouse, delivery, selling, general and administrative expenses, the decrease in these costs and expenses is often less than the decrease in sales dollars due to fixed costs, resulting in lower operating margins. Through the Company's recent restructuring activities, management believes it will be in a better position to react to decreases in customer demand and manage the impact that demand decreases have on operating margins. Similarly, management believes it will allow the Company to experience operating margin growth, and therefore growth in operating margin dollars, in periods of increasing demand.
The Company was impacted by significant downward pricing pressure on most of its Metals products in 2015. Pricing for Metals segment products can have a more significant impact on the Company's operating results than demand because of the following reasons, among others:

•
Changes in volume resulting from changes in demand typically result in corresponding changes to the Company’s variable costs. However, as pricing changes occur, variable expenses are not directly impacted.

•	If surcharges are not passed through to the customer or are passed through without a mark-up, the Company’s profitability will be adversely impacted.

Throughout the year the Company was forced to lower its pricing to remain competitive, a consequence that was largely due to historically high levels of import material coming into the U.S. market and deflating prices. Overall, gross margins, calculated as net sales less cost of materials divided by net sales, decreased from 23.4% in 2014 to 12.5% in 2015. The year ended December 31, 2015 cost of materials included a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton facilities and a $25.7 million non-cash charge for inventory to be scrapped or written down related to 2015 restructuring activities. Excluding these non-cash charges, gross margins between 2015 and 2014 were relatively flat. The Company was able to maintain gross margins, excluding the two non-cash inventory charges discussed above, by improved inventory management and better matching of sales prices with the inventory replacement cost. Although the Company expects the pricing pressure to continue into 2016, which will continue to impact the Company's operating results, management believes that favorable pricing from suppliers, implementation of its inventory management strategies and a focus on quality and superior customer service will provide a competitive advantage in a difficult metals pricing environment.
The Plastics segment experienced a 3.8% decrease in demand for its products in 2015 compared to 2014, primarily due to slightly lower demand in the automotive and life sciences sectors amplified by raw material pricing declines across most product lines. The decline in automotive business was due to the completion of several large customer programs and the decline in life sciences was largely due to a cyclical trend in that sector. In 2016, management expects demand in both sectors to return to previous sales levels due to their cyclical nature.
Current Business Outlook
The current business conditions are different for each of the Company's target markets. The energy market, which is largely tied to the oil and gas sector, is particularly weak as lower oil prices have forced oil and gas companies to significantly decrease their spending on capital projects which use the Company's metal products. The Company expects this trend to continue well into 2016. The industrial market in which the Company sells products is also generally soft with global economic uncertainties, particularly in China, causing the end-users of the Company's products to take a conservative approach towards capital spending. The strongest of the Company's target metal markets continues to be aerospace with strong defense and commercial spending driving the demand for the Company's aluminum and stainless products. The Company expects continued growth opportunities in the aerospace market. The plastics market continues to be cyclical with sales in 2015 down from the previous year on lower demand in the automotive and life sciences sectors. The timing of certain long-running programs, particularly in automotive, can impact plastics sales from one year to the next.
In February 2016, the Company announced the sale of all inventory from its Houston and Edmonton facilities that primarily service the oil and gas sector. With this sale, and the planned closure of the Houston and Edmonton facilities, the Company has significantly lowered its exposure to oil-related market fluctuations. Going forward, the Company will be primarily focused on two key industries, aerospace and industrial.
With regards to metals pricing, lower pricing on many of the Company's products in 2015 had a significant impact on its financial performance. Historically high levels of foreign imports into the U.S. market have driven prices down as have inventory de-stocking actions taken by many of the Company's competitors. In response to both these pricing pressures, the Company has been forced to lower its prices in order to remain competitive in the market. The Company expects the pricing pressures experienced in 2015 to continue into the next year.
The Company believes that the actions taken with its 2015 restructuring plan provide signs of encouragement even in the challenging environment currently facing the steel, plastics and commodity markets. Namely, the Company has consolidated its facilities and pushed more accountability down to its local branch management. The Company believes this will allow it to be more responsive to the needs of its customers and enable it to quickly capitalize on transactional sales opportunities as they become available in the markets served. With the reduction in its cost structure and improved asset management, the Company believes it will be better positioned to generate positive operating cash flow in periods of sluggish sales and incremental profitability in periods of sales growth.
On March 11, 2016, the Company entered into an asset purchase agreement with an unrelated third-party for the sale of TPI, which makes up the entirety of the Company's Plastics segment (17% of net sales in 2015). The Company plans to use the proceeds from the sale of TPI to further pay down debt and de-lever the Company's balance sheet. With sale of its Plastics segment, management believes it has streamlined its future operations to be primarily focused on returning its core Metals business to profitability.

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
Cost of Materials — Cost of materials consists of the costs that the Company pays suppliers for metals, plastics and related inbound freight charges, excluding depreciation and amortization which are included in operating costs and expenses discussed below. During the fourth quarter of 2015, the Company elected to change its method of inventory costing for its U.S. metals inventory to the average cost method from the last-in first-out ("LIFO") method. The accounting policy change has been applied retrospectively to the prior year financial statements presented (See Note 1 - Basis of Presentation and Significant Accounting Policies to consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K).
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

•
Restructuring expense and income, including moving costs and gain on the sale of fixed assets associated with plant consolidations, employee termination and related benefits costs associated with workforce reductions, lease termination costs and other exit costs;

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets; and

•	Impairment of intangible assets and/or goodwill.

2015 Results Compared to 2014
Consolidated results by business segment are summarized in the following table for years 2015 and 2014.
Operating Results by Segment

	Year Ended December 31,		Favorable / (Unfavorable)
	2015	2014	$ Change	% Change
Net Sales
Metals	$638.0	$841.7	$(203.7)	(24.2)%
Plastics	132.8	138.1	(5.3)	(3.8)%
Total Net Sales	$770.8	$979.8	$(209.0)	(21.3)%
Cost of Materials
Metals	$581.3	$652.5	$71.2	10.9%
% of Metals Sales	91.1%	77.5%
Plastics	93.4	97.9	4.5	4.6%
% of Plastics Sales	70.3%	70.9%
Total Cost of Materials	$674.7	$750.4	$75.7	10.1%
% of Total Sales	87.5%	76.6%
Operating Costs and Expenses
Metals	$233.8	$287.9	$54.1	18.8%
Plastics	33.0	33.9	0.9	2.7%
Other	11.0	10.5	(0.5)	(4.8)%
Total Operating Costs and Expenses	$277.8	$332.3	$54.5	16.4%
% of Total Sales	36.0%	33.9%
Operating (Loss) Income
Metals	$(177.1)	$(98.7)	$(78.4)	(79.4)%
% of Metals Sales	(27.8)%	(11.7)%
Plastics	6.4	6.3	0.1	1.6%
% of Plastics Sales	4.8%	4.6%
Other	(11.0)	(10.5)	(0.5)	(4.8)%
Total Operating Loss	$(181.7)	$(102.9)	$(78.8)	(76.6)%
% of Total Sales	(23.6)%	(10.5)%
“Other” includes costs of executive, legal and elements of the finance department which are shared by both segments of the Company.
Net Sales:
Consolidated net sales were $770.8 million in 2015, a decrease of $209.0 million, or 21.3%, compared to 2014. Metals segment net sales during 2015 of $638.0 million were $203.7 million, or 24.2%, lower than 2014 reflecting lower demand and average selling prices compared to 2014. Plastics segment 2015 net sales of $132.8 million were $5.3 million, or 3.8%, lower than 2014.
Total Metals segment pricing per ton sold increased by 1.4% compared to 2014 mainly on the strength of pricing for aluminum and stainless products and a slightly favorable sales mix towards aluminum and stainless products and away from tubing products, which had a large price decrease in 2015. In 2015, significant downward pricing pressure on many of the products the Company sells were the result of record high imports into the U.S as well as lower prices on the products purchased from mills. This downward pricing resulted in lower average selling prices of 5% to 13% on several of the Company's largest product categories as a percentage of tons sold including tubing and SBQ bar. Total Metals segment sales volumes declined by 25.7% compared to 2014 with the most significant declines in sales volume on those products traditionally sold to the energy market (oil and gas) including tubing, alloy bar and carbon and alloy plate. Tons sold per day of aluminum, which is traditionally sold to the Aerospace market, increased in 2015 compared to 2014. The decrease in Plastics segment net sales during 2015 was primarily due to a decrease in the automotive sector resulting from the completion of certain customer programs in the first half of 2014 and lower demand in the life sciences market in 2015.
Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during 2015 were $674.7 million, a decrease of $75.7 million, or 10.1%, compared to 2014 cost of materials of $750.4 million. 2015 included a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton locations recognized in the fourth quarter of 2015 and a $25.7 million non-cash charge for inventory which was identified to be scrapped or written down at in conjunction with 2015 restructuring activities. The restructuring charge includes a provision for small pieces of inventory at closing branches which were not moved, as well as provisions for excess inventory levels based on estimates of current and future market demand. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course. The majority of the inventory written down in 2015 was inventory for the oil and gas market.
Cost of materials for the Metals segment in 2015 were $581.3 million, or 91.1% as a percent of net sales, compared to $652.5 million, or 77.5% as a percent of net sales, in 2014. The $71.2 million, or 10.9%, decrease is primarily due to the decrease in sales volume during 2015. Metals segment cost of materials as a percent of net sales were higher in 2015 than 2014 due to the $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton locations and the $25.7 million non-cash charge for inventory written down in conjunction with 2015 restructuring activities. Cost of materials for the Plastics segment in 2015 were $93.4 million compared to $97.9 million in 2014. Plastics segment cost of materials as a percent of net sales improved slightly from 70.9% in 2014 to 70.3% in 2015 due to increased fabrication work, which typically generates higher margins and keeps the cost of materials down.
Operating Costs and Expenses and Operating (Loss) Income:
On a consolidated basis, operating costs and expenses decreased $54.5 million, or 16.4%, from $332.3 million in 2014 to $277.8 million during 2015. As a percent of net sales, operating costs and expenses increased to 36.0% in 2015 compared to 33.9% in 2014. In 2015, the Company recorded a $33.7 million non-cash intangible assets impairment charge and a $5.6 million gain on the sale of the Company's facility in Blaine, Minnesota. In 2014, the Company recorded a $56.2 million non-cash goodwill impairment charge. In addition, a net loss of $9.0 million associated with the Company's restructuring activities was included in operating costs and expenses in 2015 compared to a net gain of $3.0 million included in 2014. Restructuring activities for 2015 consisted of employee termination and related benefits related to workforce reductions, lease termination costs, moving costs associated with plant consolidations, a gain on the sale of the Company's warehouse and distribution facilities in Franklin Park, Illinois and Worcester, Massachusetts and professional fees. The restructuring charges recorded during 2014 consisted of a $5.5 million gain on the sale of fixed assets, partially offset by employee termination and related benefits for the workforce reductions announced in June 2014, moving costs associated with plant consolidations announced in October 2013 and lease termination costs related to the restructuring activities announced in January 2013. For additional detail, see Note 10 - Restructuring Activity to the consolidated financial statements.
In addition to the intangible assets impairment in 2015, the goodwill impairment in 2014 and restructuring gains and losses in both years, all other operating costs and expenses decreased by $44.0 million in 2015 compared to 2014. The decrease was primarily due to decreases in sales, general and administrative costs and warehouse, processing and delivery costs which related to the following:

•
Warehouse, processing and delivery costs decreased by $25.8 million, which includes the $5.6 million gain on sale of facility in the first quarter of 2015. Other items contributing to the decrease were lower payroll and benefits costs, lower facility costs resulting from plant closures, and lower variable costs resulting from the decrease in sales volume in the year.

•
Sales, general and administrative costs decreased by $17.0 million primarily due to lower payroll and benefits costs resulting from restructuring activity workforce reductions, lower discretionary spending and lower fees for outside consulting services.

•
Depreciation and amortization expense decreased by $1.2 million in 2015 mainly due to lower amortization expense resulting from the non-compete and developed technology intangible assets which became fully amortized in 2014.

Consolidated operating loss for 2015, including intangible assets impairment charges of $33.7 million, net restructuring losses of $9.0 million, total write-downs of inventory and purchase commitments of $87.1 million and a $5.6 million gain on sale of facility, was $181.7 million compared to a consolidated operating loss of $102.9 million in 2014, which included a goodwill impairment charge of $56.2 million and net restructuring gain of $3.0 million.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $42.0 million in 2015, an increase of $1.4 million compared to 2014 as a result of higher revolver borrowings in 2015.
Other expense related to foreign currency transaction losses was $6.3 million in 2015 compared to $4.3 million for 2014. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $21.6 million in 2015 compared to a tax benefit of $20.6 million in 2014. The Company’s effective tax rate is expressed as income tax benefit (expense), which includes tax expense on the Company’s share of joint venture earnings or losses, as a percentage of income (loss) before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for 2015 and 2014 was 9.4% and 14.0%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign jurisdictions and the impact of the goodwill impairment charge in 2014.
Equity in losses of the Company’s joint venture was $1.4 million in 2015 compared to equity in the earnings of the Company's joint venture of $7.7 million in 2014. Weaker demand and pricing for Kreher's products, mainly in the energy and industrial markets, were the primary factors contributing to the decrease in the earnings of the Company's joint venture. In addition, in 2015 Kreher recognized a $3.5 million charge for the impairment of goodwill of which $1.8 million was recognized by the Company through the equity in losses of joint venture and a $1.0 million expense was recognized by the Company related to foreign currency losses associated with intercompany financing arrangements among Kreher entities.
Consolidated net loss for 2015 was $209.8 million, or $8.91 per diluted share, compared to net loss of $119.4 million, or $5.11 per diluted share, for 2014.

2014 Results Compared to 2013
Consolidated results by business segment are summarized in the following table for years 2014 and 2013.
Operating Results by Segment

	Year Ended December 31,		Favorable / (Unfavorable)
	2014	2013	$ Change	% Change
Net Sales
Metals	$841.7	$918.3	$(76.6)	(8.3)%
Plastics	138.1	134.8	3.3	2.4%
Total Net Sales	$979.8	$1,053.1	$(73.3)	(7.0)%
Cost of Materials
Metals	$652.5	$692.2	$39.7	5.7%
% of Metals Sales	77.5%	75.4%
Plastics	97.9	95.9	(2.0)	(2.1)%
% of Plastics Sales	70.9%	71.1%
Total Cost of Materials	$750.4	$788.1	$37.7	4.8%
% of Total Sales	76.6%	74.8%
Operating Costs and Expenses
Metals	$287.9	$246.6	$(41.3)	(16.7)%
Plastics	33.9	34.6	0.7	2.0%
Other	10.5	8.4	(2.1)	(25.0)%
Total Operating Costs and Expenses	$332.3	$289.6	$(42.7)	(14.7)%
% of Total Sales	33.9%	27.5%
Operating (Loss) Income
Metals	$(98.7)	$(20.5)	$(78.2)	(381.5)%
% of Metals Sales	(11.7)%	(2.2)%
Plastics	6.3	4.3	2.0	46.5%
% of Plastics Sales	4.6%	3.2%
Other	(10.5)	(8.4)	(2.1)	(25.0)%
Total Operating Loss	$(102.9)	$(24.6)	$(78.3)	(318.3)%
% of Total Sales	(10.5)%	(2.3)%
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

Cost of Materials:
Cost of materials (exclusive of depreciation and amortization) during 2014 were $750.4 million, a decrease of $37.7 million, or 4.8%, compared to 2013.
Cost of materials for the Metals segment were $652.5 million, or 77.5% as a percent of net sales, in 2014 compared to $692.2 million, or 75.4% as a percent of net sales, in 2013. Metals segment cost of materials included charges associated with net realized and unrealized losses for forward contracts related to the commodity hedging program of $0.3 million and $2.1 million for 2014 and 2013, respectively. Metals segment 2013 cost of materials included $1.2 million of charges related to the write off of inventory as part of the Company's restructuring activities that were announced in January 2013. Metals segment cost of materials as a percent of net sales were higher in 2014 than 2013 primarily due to increases in inventory reserves for excess and obsolete material. Cost of materials for the Plastics segment were $97.9 million, or 70.9% as a percent of net sales, in 2014 as compared to $95.9 million, or 71.1% as a percent of net sales, for 2013. Plastics segment cost of materials as a percent of net sales were lower in 2014 compared to 2013 due to supply chain and operations efficiency improvements implemented during 2014.
Operating Costs and Expenses and Operating (Loss) Income:
Consolidated operating costs and expenses increased $42.7 million, or 14.7%, from $289.6 million, or 27.5% as a percent of net sales in 2013 to $332.3 million, or 33.9% as a percent of net sales, during 2014.
The Company recorded a $56.2 million goodwill impairment charge during the second quarter of 2014 that is reflected in operating expenses for 2014. In addition, a net gain of $3.0 million associated with the Company's restructuring activities was included in operating costs and expenses in 2014. Restructuring activities for 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed an October 2013 announced plant consolidation partially offset by employee termination and related benefits for the workforce reductions from the organizational changes announced in June 2014, moving costs associated with the plant consolidations announced in October 2013, and lease termination costs related to the restructuring activities announced in January 2013. The Company recorded restructuring charges of $9.0 million in operating costs during 2013 for the January and October 2013 announced restructuring activities related to moving costs associated with the plant consolidations, employee termination and related benefits, lease termination costs and other exit costs.
In addition to the goodwill impairment and restructuring items, all other operating costs decreased by $1.5 million in 2014 compared to 2013 related to the following:

•
Warehouse, processing and delivery costs decreased by $0.4 million to $140.6 million, or 14.3% as a percent of net sales, primarily as a result of the decrease in sales activity in the Metals segment in 2014 and cost decreases resulting from 2014 restructuring activities, which was partially offset by higher costs from branch consolidations in locations that serve plate and oil and gas end markets and the Company's strategic local inventory deployment initiative.

•
Sales, general and administrative costs decreased by $0.9 million to $112.5 million, or 11.5% as a percent of net sales, primarily due to lower payroll and benefits costs resulting from restructuring activity workforce reductions.

•	Depreciation and amortization expense decreased by $0.2 million in 2014.
Consolidated operating loss for 2014, including goodwill impairment charges of $56.2 million and a net gain from restructuring activity of $3.0 million, was $102.9 million compared to an operating loss of $24.6 million, including $9.0 million of restructuring charges, in 2013.
Other Income and Expense, Income Taxes and Net Loss:
Interest expense was $40.5 million in both 2014 and 2013. In 2013, the Company recognized a $2.6 million loss on the extinguishment of debt resulting from the retirement of $15.0 million of the Company’s 12.75% Senior Secured Notes due 2016 in the fourth quarter of 2013. There was no such loss on extinguishment of debt recognized in 2014.
Other expense related to foreign currency transaction losses was $4.3 million in 2014 compared to $1.9 million for 2013. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $20.6 million in 2014 compared to income tax benefit of $23.1 million in 2013. The Company’s effective tax rate is expressed as income tax benefit (expense), which includes tax expense on the Company’s share of joint venture earnings or losses, as a percentage of income (loss) before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for 2014 and 2013 was 14.0% and 33.2%, respectively. The lower effective tax rate for 2014 compared to 2013 results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets at certain foreign jurisdictions and the impact of the goodwill impairment charge.
Equity in earnings of the Company’s joint venture was $7.7 million in 2014 compared to $7.0 million in 2013.
Consolidated net loss for 2014 was $119.4 million, or $5.11 per diluted share, compared to net loss of $39.5 million, or $1.70 per diluted share, for 2013.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Year ended December 31,
	2015	2014	2013
Net cash (used in) from operating activities	$(22.1)	$(75.1)	$74.4
Net cash from (used in) investing activities	20.4	(4.9)	(10.8)
Net cash from (used in) financing activities	5.5	58.2	(53.9)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.6)	(0.5)
Net change in cash and cash equivalents	$2.6	$(22.4)	$9.2
The Company’s principal sources of liquidity are cash provided by operations and available borrowing capacity to fund working capital needs and growth initiatives. Specific components of the change in working capital are highlighted below:

•
During 2015, lower accounts receivable balances compared to year-end 2014 resulted in a $37.1 million cash flow source compared to a $5.8 million cash flow use for 2014. The lower receivables balance was a result of lower sales volume in 2015 compared to 2014. Average receivable days outstanding was 52.7 for 2015 and 52.1 days for 2014.

•
During 2015, lower inventory levels compared to year-end 2014 resulted in $64.0 million of cash flow source compared to higher inventory levels that were a cash flow use of $23.0 million in 2014. Approximately $23.8 million of the improvement in inventory levels was related to scrapping restructuring activities. In 2015 the Company also successfully decreased inventory through better alignment and execution of its inventory purchase plans with current market dynamics. Inventory levels increased during 2014 due to certain discrete initiatives as well as forecasting policies and purchase plans not being aligned with unfavorable changes in market dynamics. Average days sales in inventory was 184.9 days for 2015 as compared to 174.2 days for 2014. The increase in average days sales in inventory in 2015 compared to 2014 was largely due to decreases in sales volume in 2015, offset somewhat by the overall decrease in inventory in 2015. As a key component of its inventory reduction plans, the Company has been adjusting the inventory deployment initiatives to better align inventory at the facilities with needs of its customers. Each location is expected to carry a mix of inventory to adequately service their customers. Once the Company's current inventory initiatives are fully implemented, including the impact of the sale of inventory at our Houston and Edmonton locations, further reductions in slow-moving and excess inventory and the full alignment and execution of its purchase plans with current market dynamics, it expects days sales in inventory to return to more normal levels of approximately 150 days.

•
During 2015, decreases in accounts payable and accrued liabilities used $4.7 million of cash compared to the use of $0.9 million of cash in 2014. Accounts payable days outstanding was 38.3 for 2015 and 43.0 for 2014.

The Company obtained an extension on its senior secured asset based revolving credit facility (the "Revolving Credit Facility") in December 2014, which extended the maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of the Company's Senior Secured Notes or Convertible Notes if they have not been refinanced). In January 2014, the Company partially exercised the accordion option under the Revolving Credit Facility to increase the aggregate commitments by $25.0 million. As a result, the Company's borrowing capacity increased from $100.0 million to $125.0 million. The Company maintains the option to exercise the accordion for an additional $25.0 million of aggregate commitments in the future, assuming it meets certain thresholds for incurring additional debt. As of December 31, 2015, the Company did not meet the thresholds to exercise the additional $25.0 million accordion under the Revolving Credit Facility.
As noted above, the Company‘s principal sources of liquidity are cash flows from operations and available borrowing capacity under its revolving credit facility. The Company currently plans that it will have sufficient cash flows from its operations (including planned inventory reductions) to continue as a going concern, however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring activities taken during 2015 that streamlined the Company’s organizational structure, lowered operating costs and increased liquidity.  The Company’s plans also included the sale for cash of all of its remaining inventory at its Houston and Edmonton facilities and the sale of its wholly-owned subsidiary, TPI. Both of these actions were completed in the first quarter of 2016 (see Note

15 - Subsequent Events to the consolidated financial statements) and provide liquidity in addition to the planned operating cash flows to meet working capital needs, capital expenditures and debt service obligations for the next twelve months.
In February 2016, the Company completed a private exchange offer and consent solicitation (the “Exchange Offer”) to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 (the “New Notes”) in exchange for the Company’s outstanding 12.75% Senior Secured Notes due 2016 (the “Existing Notes”). In connection with the Exchange Offer, the Company issued $203.3 million aggregate principal amount of New Notes, leaving $6.7 million aggregate principal amount of Existing Notes outstanding. The Company maintains a contractual right to exchange approximately $3.0 million of the remaining Existing Notes with New Notes prior to their maturity date or the Company may redeem some or all of the Existing Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Existing Notes and the related indenture (the “Existing Indenture”) providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Existing Notes and related guarantees.
Additionally, the Company has entered into Transaction Support Agreements (the “Support Agreements”) with holders (the “Supporting Holders”) of $51.6 million, or 89.7%, of the aggregate principal amount of the Company’s outstanding 7.00% Convertible Senior Notes due 2017 (the “Existing Convertible Notes”). The Support Agreements provide for the terms of exchanges in which the Company has agreed to issue new 5.25% Senior Secured Convertible Notes due 2019 (the “New Convertible Notes”) in exchange for outstanding Existing Convertible Notes (the “Convertible Note Exchange”).
For additional information regarding the terms of the New Notes and the Convertible Notes, see Note 4 - Debt to the consolidated financial statements.
With this exchange, the Company has positioned itself to extend the maturity of a substantial portion of its long-term debt for up to two years. The Company further plans to reduce its long-term debt through the continued reduction in inventory as well as sales of under-performing and non-core assets. On March 11, 2016, the Company announced that it had entered into an asset purchase agreement for the sale of its wholly-owned subsidiary, TPI. In addition, in February 2016 the Company announced the sale of inventory from its Houston and Edmonton facilities that primarily service the oil and gas industries. With the sale of this inventory, the Company will be closing its Houston and Edmonton facilities and generating further proceeds from the sale of equipment related to the facilities. The Company plans to use the proceeds from the sale of the Houston and Edmonton inventories to pay down its long-term debt. The Company plans to further pay down its long-term debt with the proceeds from the planned sale of the Houston and Edmonton equipment and the sale of TPI, once finalized.
With approximately $40 million in cost improvement expected as a result of the Company's new restructuring plan, the extension of a substantial portion of its long-term debt maturity through 2018, and the reduction in debt through use of proceeds from the sale of inventory at its Houston and Edmonton facilities and the sale of its TPI subsidiary, management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the asset-based Revolving Credit Facility, as described below, although the borrowing capacity will decrease as a result of the Company’s first quarter 2016 sale of its Edmonton and Houston inventory and TPI subsidiary.
The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities, such as making acquisitions or paying dividends, among other things. The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $15.6 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative for the year ended December 31, 2015. At this negative ratio, the Company's current maximum borrowing capacity is $96.2 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate a scenario whereby Cash Dominion would occur during the next twelve months.

Additional unrestricted borrowing capacity under the Revolving Credit Facility at December 31, 2015 was as follows:

Maximum borrowing capacity	$125.0
Minimum excess availability before triggering Cash Dominion	(15.6)
Letters of credit and other reserves	(13.2)
Current maximum borrowing capacity	$96.2
Borrowings	(66.1)
Additional unrestricted borrowing capacity	$30.1
Through its ongoing restructuring and refinancing efforts, the Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2015 were $11.1 million with approximately $3.1 million of the Company’s consolidated cash and cash equivalents balance residing in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States should the need arise in the future.
Working capital, defined as current assets less current liabilities, and the balances of its significant components were as follows:

	December 31,		Working Capital
	2015	2014	Increase (Decrease)
Working capital	$256.4	$413.9	$(157.5)
Inventory	235.4	359.6	(124.2)
Accounts receivable	89.9	131.0	(41.1)
Accounts payable	56.3	68.8	12.5
Accrued and other current liabilities	17.3	18.3	1.0
Accrued payroll and employee benefits	11.2	9.3	(1.9)
Cash and cash equivalents	11.1	8.5	2.6
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 87.3% as of December 31, 2015 and 55.1% as of December 31, 2014, calculated as follows:

	December 31,	December 31,
	2015	2014
Total debt	$321.8	$310.1

Stockholders' equity	$47.0	$252.6
Total debt	321.8	310.1
Total capitalization	$368.8	$562.7

Total debt-to-total capitalization	87.3%	55.1%
The Company plans to improve its total debt to total capitalization by improving operating results, managing working capital and using cash from operations as well as cash from the sale of under-performing and non-core assets to repay existing debt. As and when permitted by the terms the agreements governing the Company's outstanding indebtedness, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
With the execution of the Exchange Offer, in February 2016 Standard & Poor's upgraded the Company's debt rating to CCC- from D and affirmed the Company's negative outlook. Also in February 2016, Moody's Investor Services downgraded the Company's debt rating to C from Caa2 and also affirmed the Company's stable outlook. The above ratings are not a recommendation to buy, sell or hold securities. With the completion of the Exchange Offer, both Standard & Poor's and Moody's Investor Services have withdrawn all ratings on the Company.
Capital Expenditures
Cash paid for capital expenditures for 2015 was $8.3 million compared to $12.4 million in 2014. The expenditures during 2015 were comprised of approximately $2.8 million for leasehold improvements at the Company's new warehouse in Janesville, Wisconsin, $0.6 million for the Company's e-commerce platform, and $0.4 million related to facility consolidations. The balance of the capital expenditures in 2015 are the result of normal equipment, building improvement and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will be approximately $5.0 million to $6.0 million in 2016.

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
At December 31, 2015, the Company’s contractual obligations, including estimated payments by period, were as follows:

Payments Due In	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations (excluding capital lease obligations) (a)	$333.6	$6.7	$260.8	$66.1	$—
Interest payments on debt obligations (b)	88.5	30.8	55.9	1.8	—
Capital lease obligations	0.4	0.3	0.1	—	—
Operating lease obligations	65.7	12.9	21.0	15.6	16.2
Build-to-suit lease obligation (c)	19.1	0.7	2.3	2.4	13.7
Purchase obligations (d)	199.5	171.2	28.3	—	—
Other (e)	1.6	1.6	—	—	—
Total	$708.4	$224.3	$368.4	$85.9	$29.9

a)
Long-term debt obligation payment schedule shown reflects the Exchange Offer whereby the Company issued $203.3 million aggregate principal amount of New Notes due 2018, leaving a $6.7 million aggregate principal Existing Notes due 2016. The Company maintains the contractual right to exchange approximately $3 million of the remaining Existing Notes due 2016 with New Notes due 2018 prior to their maturity date, although the exchange of this debt is not assumed in the table above. Borrowings outstanding on the Company's Revolving Credit Facility due December 10, 2019 will become due 91 days prior to the maturity date of the Company's $6.7 million Existing Notes due December 15, 2016 or $57.5 million Convertible Notes due December 15, 2017 if they have not been refinanced.

b)
Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2015 including the imputed interest on capital lease payments. The interest payment amounts related to the variable rate component of the Company's debt assume that interest will be paid at the rates prevailing at December 31, 2015. Future interest rates may change and actual interest payments could differ from those disclosed in the table above.

c)
The Company entered into a lease agreement for its new operating facility in Janesville, Wisconsin. For accounting purposes only, the Company has determined that this is a build-to-suit lease. Amounts represent future rent payments to be made on the lease which are allocated for accounting purposes between a reduction in the build-to-suit liability over the life of the build-to-suit lease obligation and interest expense.

d)
Purchase obligations consist of raw material purchases made in the normal course of business. The Company has contracts to purchase minimum quantities of material with certain suppliers. For each contractual purchase obligation, the Company generally has a purchase agreement from its customer for the same amount of material over the same time period.

e)	Other is comprised of deferred revenues that represent commitments to deliver products.
The table and corresponding footnotes above do not include $30.8 million of non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of $18.7 million of liabilities related to the Company’s non-funded pension and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include $4.2 million of deferred income taxes and $7.9 million of other non-current liabilities, which were excluded from the table as the amounts due and timing of payments (or receipts) at future contract settlement dates cannot be determined. Included in the $7.9 million of other non-current liabilities is $5.5 million associated with the Company's withdrawal from a multi-employer pension plan for which the payment periods cannot be determined.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2015, the Company does not anticipate making significant cash contributions to the pension plans in 2016.
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
As of December 31, 2015, the Company had $10.1 million of irrevocable letters of credit outstanding which primarily consisted of $5.0 million for its new warehouse in Janesville, Wisconsin, $2.0 million for collateral associated with commodity hedges and $1.8 million for compliance with the insurance reserve requirements of its workers’ compensation program.
The Company was party to a multi-employer pension plan in Ohio. In connection with the April 2015 restructuring plan, the Company elected to withdraw from the Ohio multi-employer pension plan. The liability associated with the withdrawal from this plan is estimated by the Company to be $5.5 million at December 31, 2015 and has been charged to restructuring expense (income) in the Consolidated Statement of Operations for the year ended December 31, 2015. The Company incurred a withdrawal liability of $0.7 million which was charged to restructuring expense (income) in the Consolidated Statement of Operations for the year ended December 31, 2013 related to its 2013 restructuring activities and subsequent withdrawal from a multi-employer pension plan for employees of a plant closed in California. With the withdrawal from the Ohio and California multi-employer plans, the Company does not participate in any multi-employer pension plans as of December 31, 2015.
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
Revenue Recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at time of shipment represented less than 2% of the Company’s consolidated net sales for the years ended December 31, 2015, 2014 and 2013. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
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
Income Taxes — The Company accounts for income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company regularly reviews deferred tax assets to assess whether it is more-likely-than-not that the deferred tax assets will be realized and, if necessary, establish a valuation allowance for portions of such assets to reduce the carrying value.
For purposes of assessing whether it is more-likely-than-not that deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 11 - Income Taxes to the consolidated financial statements, for further information about the Company's valuation allowance assessments.
The Company has incurred significant losses in recent years. The Company’s operations in the United States and Canada continue to have cumulative pre-tax losses for the three-year period ended December 31, 2015.  As a result of the Company now being in a net deferred tax asset position as of December 31, 2015 in these jurisdictions, coupled with the negative evidence of significant cumulative three-year pre-tax losses, the Company recognized a valuation allowance against its net deferred tax assets in the United States and Canada during the second and fourth quarter of 2015, respectively. The Company continues to maintain valuation allowances against its net deferred tax asset positions in China, France, and the UK due to negative evidence such as historical pre-tax and taxable losses.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. It is possible that actual results could differ from the estimates that management has used to determine its consolidated income tax expense.
The Company accounts for uncertainty in income taxes by recognizing the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criteria, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for its pension plans were 4.00% and 3.75% at December 31, 2015 and 2014, respectively.

During the fourth quarter of 2015, the Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic postretirement benefit cost for the Company’s pension and other postretirement benefit plans. Previously, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated postretirement benefit obligation.  The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s pension obligation or accumulated postretirement benefit obligation. The Company has accounted for this change as a change in accounting estimate and it will be applied prospectively starting in 2016. The adoption of the spot rate approach is expected to decrease the service cost and interest cost components of net periodic pension and postretirement benefit costs by approximately $1.2 million in 2016.
The Company’s pension plan asset portfolio as of December 31, 2015 is primarily invested in fixed income securities with a duration of approximately 12 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 8% since 2008 when the Company changed its target investment allocation to focus primarily on fixed income securities. In 2015, the pension plan assets lost approximately 2%.The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. There was a funding deficit of approximately 5% at both December 31, 2015 and December 31, 2014.
To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.
The Company used the following weighted average discount rates and expected return on plan assets to determine the net periodic pension cost:

	2015	2014
Discount rate	3.50 - 3.75%	4.50%
Expected long-term rate of return on plan assets	5.25%	5.25%
Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension cost (amounts in millions):

Impact on 2015 Expenses - increase (decrease)
50 basis point decrease in discount rate	$1.0
50 basis point increase in discount rate	$(1.2)
50 basis point decrease in expected return on assets	$0.9
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
The determination of the fair value of the reporting unit requires significant estimates and assumptions to be made by management. The fair value of each reporting unit is estimated using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data, estimates of future cash flows and discount rates based on the view of a market participant, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. In selecting the appropriate assumptions the Company considers: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approaches. The long-term projections used in the valuation are developed as part of the Company’s annual long-term planning process. The discount rates used to determine the fair values of the reporting units are those of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.
The Company completed its December 1, 2015 annual goodwill impairment test for its Plastics reporting unit. No annual goodwill impairment testing was performed for the Metals reporting unit as of December 1, 2015, since the Metals reporting unit goodwill was completely written off as a result of the May 31, 2014 interim goodwill impairment testing and the Metals reporting unit had no indefinite lived intangible assets. As of December 1, 2015, the Plastics reporting unit had a goodwill balance of approximately $13.0 million and no indefinite lived intangible assets. A combination of the income approach and the market approach was utilized to estimate the reporting unit's fair value. The Plastics reporting unit had an estimated fair value that exceeded its carrying value by 24.6%. Under the income approach, the following key assumptions were used in the Plastics reporting unit discounted cash flow analysis:

Discount rate	12.0%
5-year revenue CAGR	3.2%
Terminal growth rate	2.0%
Under the market approach, the Company used a multiple of future earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 5.5 for the Plastics reporting unit. The Company considers several factors in estimating the EBITDA multiple including a reporting unit's market position, gross and operating margins and prospects for growth, among other factors.
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
The majority of the Company’s recorded intangible assets were acquired as part of the Transtar and Tube Supply acquisitions in September 2006 and December 2011, respectively, and consist of customer relationships, non-compete agreements, trade names and developed technology. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. The intangible assets are amortized over their useful lives, which are 4 to 12 years for customer relationships, 3 years for non-compete agreements, 1 to 10 years for trade names and 3 years for developed technology. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test for impairment, which is included in the impairment test for long-lived assets discussed below, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value. In the fourth quarter of 2015, the Company determined that the customer relationships and trade names intangible assets associated with the Tube Supply acquisition were impaired and the full carrying values of these intangible assets were written down to zero. The non-compete agreements and developed technology intangible assets were fully amortized in the year ended December 31, 2014. See Note 3 - Goodwill and Intangible Assets to the consolidated financial statements for detailed information on goodwill and intangible assets.
Inventories — Inventories consist primarily of finished goods. During the fourth quarter of 2015, the Company elected to change its method of inventory costing for its U.S. metals inventory to the average cost method from the last-in first-out (LIFO) method. The Company's foreign metals operations also determine costs using the average cost method.  The Company decided not to change its method of accounting for the Plastics' segment inventory as the Company is currently marketing its Plastic’s segment for sale. After the sale of the Plastics segment, all of the Company's inventory will be accounted for using the average cost method. Prior to this change in accounting principle, at December 31, 2014, approximately 68% of the Company’s inventories were valued at the lower of LIFO cost or market.  The current replacement cost of inventories at the Company's Plastics segment which are accounted for under the LIFO method exceeded book value by $2,462 and $2,682 at December 31, 2015 and 2014, respectively.
Inventories are stated at the lower of cost or market. The market price of metals is subject to volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory. We analyze the carrying value of inventory for impairment if circumstances indicate impairment may have occurred. If an impairment occurs, the amount of impairment loss is determined by measuring the excess of the carrying value of inventory over the net realizable value of inventory.
The Company maintains an allowance for excess and obsolete inventory. The excess and obsolete inventory allowance is determined through the specific identification of material, adjusted for expected scrap value to be received, based upon product knowledge, estimated future demand, market conditions and an aging analysis of the inventory on hand.  Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value.
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
In conjunction with the Company’s plans to reduce its indebtedness and increase liquidity, in the fourth quarter of 2015, the Company made a decision to start exploring opportunities related to certain of its under-performing oil and gas inventory and equipment. In connection with this decision, the Company began marketing for sale the inventory and equipment of its Houston and Edmonton locations. In February 2016, the Company entered into an agreement to sell all of the inventory at the Houston and Edmonton locations as well as the Tube Supply trade name. The Company has further plans to close both of these locations. Given these factors, the Company determined that as of December 31, 2015 certain of its intangible assets including the Tube Supply customer relationships and trade name acquired in connection with the Tube Supply acquisition in 2011, no longer have a remaining useful life and a $33.7 million non-cash impairment charge (none of which is deductible for tax purposes in 2015) was recorded for the year ended December 31, 2015. The non-cash impairment charge removed all the remaining finite-lived intangible assets associated with the Tube Supply acquisition, leaving only customer relationships intangible assets. The majority of the remaining customer relationships intangible assets were acquired as part of the acquisition of Transtar on September 5, 2006.
Due to continued sales declines, net losses and lower than projected cash flows, the Company tested its long-lived assets for impairment during the fourth quarter of 2015. Testing of the Company's other long-lived assets indicated that the undiscounted cash flows of those assets exceeded their carrying values, and the Company concluded that no impairment existed at December 31, 2015 and the remaining useful lives of its long-lived assets were appropriate. The Company also tested its long-lived assets for impairment at May 31, 2014, the date of the Company's interim goodwill impairment analysis, and in the second quarter of 2015 in conjunction with the announced restructuring activities. Both times, the Company concluded that no impairment existed and the remaining useful lives of its long-lived assets were appropriate. The Company will continue to monitor its long-lived assets for impairment.
Share-Based Compensation — The Company offers share-based compensation to executives, other key employees and directors. Share-based compensation expense is recognized ratably over the vesting period or performance period, as appropriate, based on the grant date fair value of the stock award. The Company may either issue shares from treasury or new shares upon share option exercise or award issuance. Management estimates the probable number of awards which will ultimately vest when calculating the share-based compensation expense for its long-term compensation plans ("LTC Plans") and short-term incentive plans ("STI Plans"). As of December 31, 2015, the Company’s weighted average forfeiture rate is approximately 46%. The actual number of awards that vest may differ from management’s estimate.
Stock options and non-vested shares generally vest in one to three years for executives and employees and three years for directors. Stock options have an exercise price equal to the market price of the Company’s stock on the grant date (options granted in 2015) or the average closing price of the Company’s stock for the ten trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to ten years. Stock options are valued using a Black-Scholes option-pricing model. Non-vested shares are valued based on the market price of the Company's stock on the grant date.
The Company granted non-qualified stock options under its 2015 short-term incentive plan ("2015 STI Plan") and 2015 long-term compensation plan ("2015 LTC plan"). The grant date fair value of these stock option awards were estimated using a Black-Scholes option pricing model with the following assumptions:

	2015 STI Plan	2015 LTC Plan
Expected volatility	56.1%	55.7%
Risk-free interest rate	1.8%	1.8%
Expected life (in years)	6.00	5.80
Expected dividend yield	—	—
Under the 2015 LTC Plans, the total potential award is comprised of non-qualified stock options and restricted share units ("RSUs"), which are time vested and once vested entitle the participant to receive one share of the Company's common stock. Under the 2014 and 2013 LTC Plans, the total potential award is comprised of restricted share units and performance share units ("PSUs") which are based on the Company's performance compared to target goals. The PSUs awarded are based on two independent conditions, the Company’s relative total shareholder return (“RTSR”), which represents a market condition, and Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the LTC Plans. RSUs generally vest in three years. RSU and ROIC PSU awards are valued based on the market price of the Company's stock on the grant date, and the value of RTSR PSU awards is estimated using a Monte Carlo simulation model.
No PSUs were awarded under the 2015 LTC plan. The grant date fair value of RTSR PSU awards under the active LTC Plans were estimated using a Monte Carlo simulation with the following assumptions:

	2014	2013
Expected volatility	40.8%	59.5%
Risk-free interest rate	0.79%	0.38%
Expected life (in years)	2.77	2.82
Expected dividend yield	—	—
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
The Company’s pension plan asset portfolio as of December 31, 2015 and 2014 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
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
The main inputs and assumptions into the fair value model for the Convertible Notes at December 31, 2015 were as follows:

Company's stock price at the end of the period	$1.59
Expected volatility	67.80%
Credit spreads	69.21%
Risk-free interest rate	1.05%
Given the nature and the variable interest rates, the Company has determined that the fair value of borrowings under the Revolving Credit Facility approximates the carrying value.
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
The Company’s interest rates on borrowings under its $125 million revolving credit facility are subject to changes in the LIBOR and prime interest rates. There were $66.1 million borrowings under the Company’s revolving credit agreement as of December 31, 2015. A hypothetical 100 basis point increase on the Company’s variable rate debt would result in $0.7 million of additional interest expense on an annual basis based on interest expense incurred on the revolving credit facility in 2015.

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
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. If the commodity prices hedged were to decrease hypothetically by 100 basis points, the 2015 unrealized loss recorded in cost of materials would have increased by an insignificant amount.
Foreign Currency Risk — The Company conducts the majority of its business in the United States but also has operations in Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company’s results of operations historically have not been materially affected by foreign currency transaction gains and losses and, therefore, the Company has no financial instruments in place for managing the exposure to foreign currency exchange rates. The Company recognized $6.3 million of foreign currency transaction losses during the year ended December 31, 2015.
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

ITEM 8 — Financial Statements and Supplementary Data
(Amounts in thousands, except par value and per share data)

A.M. Castle & Co. Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 31,
	2015	2014 As Adjusted (Note 1)	2013 As Adjusted (Note 1)
Net sales	$770,758	$979,837	$1,053,066
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	674,615	750,408	788,126
Warehouse, processing and delivery expense	114,734	140,559	140,934
Sales, general and administrative expense	95,479	112,465	113,405
Restructuring expense (income)	9,008	(2,960)	9,003
Depreciation and amortization expense	24,854	26,044	26,188
Impairment of intangible assets	33,742	—	—
Impairment of goodwill	—	56,160	—
Total costs and expenses	952,432	1,082,676	1,077,656
Operating loss	(181,674)	(102,839)	(24,590)
Interest expense, net	41,980	40,548	40,542
Loss on extinguishment of debt	—	—	2,606
Other expense, net	6,306	4,323	1,924
Loss before income taxes and equity in earnings (losses) of joint venture	(229,960)	(147,710)	(69,662)
Income tax benefit	(21,621)	(20,631)	(23,142)
Loss before equity in earnings (losses) of joint venture	(208,339)	(127,079)	(46,520)
Equity in earnings (losses) of joint venture	(1,426)	7,691	6,987
Net loss	(209,765)	(119,388)	(39,533)

Basic loss per share	$(8.91)	$(5.11)	$(1.70)
Diluted loss per share	$(8.91)	$(5.11)	$(1.70)

Comprehensive loss:
Foreign currency translation adjustments	$(6,642)	$(5,377)	$(2,295)
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $0, $8,449 and $2,953	9,937	(12,996)	4,623
Other comprehensive (loss) income	3,295	(18,373)	2,328
Net loss	(209,765)	(119,388)	(39,533)
Comprehensive loss	$(206,470)	$(137,761)	$(37,205)
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Balance Sheets
	December 31,
	2015	2014 As adjusted (Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,100	$8,454
Accounts receivable, less allowances of $3,440 and $3,375, respectively	89,879	131,003
Inventories	235,443	359,630
Prepaid expenses and other current assets	11,523	9,458
Income tax receivable	346	2,886
Total current assets	348,291	511,431
Investment in joint venture	35,690	37,443
Goodwill	12,973	12,973
Intangible assets, net	10,250	56,555
Prepaid pension cost	8,422	7,092
Deferred income taxes	378	685
Other non-current assets	10,256	11,660
Property, plant and equipment:
Land	2,869	4,466
Buildings	42,559	52,821
Machinery and equipment	177,803	183,923
Property, plant and equipment, at cost	223,231	241,210
Accumulated depreciation	(151,838)	(168,375)
Property, plant and equipment, net	71,393	72,835
Total assets	$497,653	$710,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,272	$68,782
Accrued payroll and employee benefits	11,246	9,332
Accrued and other current liabilities	17,324	18,338
Income tax payable	33	328
Current portion of long-term debt	7,012	737
Total current liabilities	91,887	97,517
Long-term debt, less current portion	314,761	309,377
Deferred income taxes	4,169	28,729
Build-to-suit liability	13,237	—
Other non-current liabilities	7,935	3,655
Pension and postretirement benefit obligations	18,676	18,747
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,888 shares issued and 23,794 outstanding at December 31, 2015 and 23,630 shares issued and 23,559 outstanding at December 31, 2014	238	236
Additional paid-in capital	226,844	225,953
(Accumulated deficit) retained earnings	(145,309)	64,456
Accumulated other comprehensive loss	(33,821)	(37,116)
Treasury stock, at cost—94 shares at December 31, 2015 and 71 shares at December 31, 2014	(964)	(880)
Total stockholders’ equity	46,988	252,649
Total liabilities and stockholders’ equity	$497,653	$710,674
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Cash Flows
	Year Ended December 31,
	2015	2014 As Adjusted (Note 1)	2013 As Adjusted (Note 1)
Operating activities:
Net loss	$(209,765)	$(119,388)	$(39,533)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	24,854	26,044	26,188
Amortization of deferred loss (gain)	5	(261)	(1,214)
Amortization of deferred financing costs and debt discount	8,355	8,064	7,914
Impairment of intangible assets	33,742	—	—
Impairment of goodwill	—	56,160	—
Non-cash write-down of inventory	53,971	—	—
(Gain) loss on sale of property, plant & equipment	(21,568)	(5,603)	42
Unrealized (gains) losses on commodity hedges	(600)	(1,256)	358
Unrealized foreign currency transaction losses	5,385	3,540	—
Equity in losses (earnings) of joint venture	1,426	(7,691)	(6,987)
Dividends from joint venture	316	12,127	3,963
Pension curtailment	2,923	—	—
Pension settlement	3,915	—	—
Deferred income taxes	(23,842)	(19,094)	(27,436)
Share-based compensation expense	828	1,972	3,062
Excess tax benefits from share-based payment arrangements	—	(76)	(420)
Changes in assets and liabilities:
Accounts receivable	37,063	(5,785)	9,279
Inventories	63,986	(22,976)	96,234
Prepaid expenses and other current assets	(7,884)	(60)	1,402
Other non-current assets	(520)	1,686	1,470
Prepaid pension costs	2,675	387	3,953
Accounts payable	(4,461)	2,630	(434)
Accrued payroll and employee benefits	6,938	(230)	(1,892)
Income tax payable and receivable	2,083	(772)	4,388
Accrued and other current liabilities	(196)	(3,493)	(2,854)
Postretirement benefit obligations and other non-current liabilities	(1,762)	(1,002)	(3,098)
Net cash (used in) from operating activities	(22,133)	(75,077)	74,385
Investing activities:
Capital expenditures	(8,250)	(12,351)	(11,604)
Proceeds from sale of property, plant and equipment	28,631	7,464	794
Net cash from (used in) investing activities	20,381	(4,887)	(10,810)
Financing activities:
Short-term debt repayments, net	—	—	(496)
Proceeds from long-term debt	967,035	462,404	115,300
Repayments of long-term debt	(960,962)	(403,811)	(170,345)
Payments of build-to-suit liability	(500)	—	—
Payment of debt issue costs	—	(627)	—
Exercise of stock options	—	158	1,216
Excess tax benefits from share-based payment arrangements	—	76	420
Net cash from (used in) financing activities	5,573	58,200	(53,905)
Effect of exchange rate changes on cash and cash equivalents	(1,175)	(611)	(448)
Net change in cash and cash equivalents	2,646	(22,375)	9,222
Cash and cash equivalents—beginning of year	8,454	30,829	21,607
Cash and cash equivalents—end of year	$11,100	$8,454	$30,829
See Note 1 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity
	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013, as adjusted (Note 1)	23,211	(59)	$—	$232	$(679)	$219,619	$223,377	$(21,071)	$421,478
Net loss							(39,533)		(39,533)
Foreign currency translation								(2,295)	(2,295)
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $2,953								4,623	4,623
Long-term incentive plan						2,877			2,877
Exercise of stock options and other	260	(3)		2	(88)	1,397			1,311
Balance at December 31, 2013, as adjusted (Note 1)	23,471	(62)	$—	$234	$(767)	$223,893	$183,844	$(18,743)	$388,461
Net loss							(119,388)		(119,388)
Foreign currency translation								(5,377)	(5,377)
Change in unrecognized pension and postretirement benefit costs, $8,449 tax effect								(12,996)	(12,996)
Long-term incentive plan						1,456			1,456
Exercise of stock options and other	159	(9)		2	(113)	604			493
Balance at December 31, 2014, as adjusted (Note 1)	23,630	(71)	$—	$236	$(880)	$225,953	$64,456	$(37,116)	$252,649
Net loss							(209,765)		(209,765)
Foreign currency translation								(6,642)	(6,642)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect								9,937	9,937
Long-term incentive plan						149			149
Exercise of stock options and other	258	(23)		2	(84)	742			660
Balance at December 31, 2015	23,888	(94)	$—	$238	$(964)	$226,844	$(145,309)	$(33,821)	$46,988
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Amounts in thousands except par value and per share data)
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals and plastics distribution company serving principally the North American market. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, retail, marine and automotive sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, oil and gas, marine, office furniture and fixtures, safety products, life science applications, automotive and general manufacturing industries as well as general engineering applications.
The Company’s corporate headquarters is located in Oak Brook, Illinois. The Company has 41 operational service centers located throughout North America (36), Europe (3) and Asia (2).
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
The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company‘s principal sources of liquidity are cash flows from operations, and available borrowing capacity under its revolving credit facility. These have historically been sufficient to meet working capital needs, capital expenditures and debt service obligations. During the year ended December 31, 2015, the Company incurred a net loss from operations of $209,765 (including non-cash charges of $61,472 related to inventory and purchase commitments and $33,742 related to an impairment of intangible assets) and used cash from operations of $22,133. The Company's plan indicates that it will have sufficient cash flows from its operations to continue as a going concern. The Company's ability to have sufficient cash flows to continue as a going concern is based on plans that rely on certain underlying assumptions and estimates that may differ from actual results. The Company’s plans also included the sale for cash of all of its remaining inventory at its Houston and Edmonton facilities and the sale of its wholly-owned subsidiary, TPI. Both of these actions were completed in the first quarter of 2016 (see Note 15 - Subsequent Events to the consolidated financial statements) and provide liquidity in addition to the forecasted operating cash flows to meet working capital needs, capital expenditures and debt service obligations for the next twelve months.
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
Revenue recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 2% of the Company’s consolidated net sales for the years ended December 31, 2015, 2014 and 2013. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s consolidated statements of operations and comprehensive loss.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. For the years ended December 31, 2015, 2014 and 2013, shipping and handling costs included in warehouse, processing and delivery expenses were $28,320, $35,471 and $35,171, respectively.
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
Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the table below:

	2015	2014	2013
Balance, beginning of year	$3,375	$3,463	$3,529
Add Provision charged to expense	805	465	484
Recoveries	117	139	173
Less Charges against allowance	(857)	(692)	(723)
Balance, end of year	$3,440	$3,375	$3,463
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

•
Restructuring activity, including gains on the sale of fixed assets and moving costs related to facility consolidations, employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs, professional fees, and other exit costs;

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets; and

•	Impairment of intangible assets and goodwill.
Cash equivalents — Cash equivalents are highly liquid, short-term investments that have an original maturity of 90 days or less.

Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year ended December 31,
	2015	2014	2013
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$667	$434	$1,219
Capital lease obligations	—	873	21
Property, plant and equipment subject to build-to-suit lease	13,735	—	—
Cash paid during the year for:
Interest	32,934	32,278	33,266
Income taxes	1,980	1,800	2,417
Cash received during the year for:
Income tax refunds	1,798	2,284	3,015
Inventories — Inventories consist primarily of finished goods. During the fourth quarter of 2015, the Company elected to change its method of inventory costing for its U.S. metals inventory to the average cost method from the last-in first-out ("LIFO") method. The Company's foreign metals operations also determine costs using the average cost method. As discussed in Note 15 - Subsequent Events to the consolidated financial statements, the Company has agreed to sell its Plastics segment. As a result, the Company decided not to change its method of accounting for the Plastics' segment inventory. After the sale of the Plastics segment, all of the Company's inventory will be accounted for using the average cost method. Prior to this change in accounting principle, at December 31, 2014, approximately 68% of the Company’s inventories were valued at the lower of LIFO cost or market.
The Company believes that the average cost method is preferable as it results in increased uniformity across the Company’s global operations with respect to the method of inventory accounting, improves financial reporting by better reflecting the current value of inventory on the Consolidated Balance Sheets, more closely aligns the flow of physical inventory with the accounting for the inventory, provides better matching of revenues and expenses, aligns the Company's external reporting of inventory with its internal forecasting and budgeting for inventory, and improves transparency with how the market evaluates performance, including better comparability with many of the Company’s peers. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements. The cumulative effect of this accounting change resulted in a $84,138 increase in retained earnings as of January 1, 2013.

As a result of the retrospective adjustment of the change in accounting principle, certain amounts in the Company's Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2014 and 2013 were adjusted as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Cost of materials (exclusive of depreciation and amortization)	$746,443	$3,965	$750,408	$779,208	$8,918	$788,126
Operating loss	(98,874)	(3,965)	(102,839)	(15,672)	(8,918)	(24,590)
Loss before income taxes and equity in earnings (losses) of joint venture	(143,745)	(3,965)	(147,710)	(60,744)	(8,918)	(69,662)
Income tax expense (benefit)	(1,353)	(19,278)	(20,631)	(19,795)	(3,347)	(23,142)
Loss before equity in earnings (losses) of joint venture	(142,392)	15,313	(127,079)	(40,949)	(5,571)	(46,520)
Net loss	(134,701)	15,313	(119,388)	(33,962)	(5,571)	(39,533)
Basic and diluted loss per common share	$(5.77)	$0.66	$(5.11)	$(1.46)	$(0.24)	$(1.70)
Change in unrecognized pension and postretirement benefit costs	(21,445)	8,449	(12,996)	4,623	—	4,623
Other comprehensive (loss) income	(26,822)	8,449	(18,373)	2,328	—	2,328
Comprehensive loss	(161,523)	23,762	(137,761)	(31,634)	(5,571)	(37,205)
The Consolidated Balance Sheet at December 31, 2014 was adjusted as follows:

	December 31, 2014
	As originally reported	Effect of change	As adjusted
Inventories	$236,932	$122,698	$359,630
Deferred income tax liability	8,360	20,369	28,729
(Accumulated deficit) retained earnings	(29,424)	93,880	64,456
Accumulated other comprehensive loss	(45,565)	8,449	(37,116)
The consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 were adjusted as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change	As adjusted
Net loss	$(134,701)	$15,313	$(119,388)	$(33,962)	$(5,571)	$(39,533)
Deferred income taxes	184	(19,278)	(19,094)	(24,089)	(3,347)	(27,436)
Increase (decrease) from changes in inventories	(26,941)	3,965	(22,976)	87,316	8,918	96,234

The current replacement cost of inventories at the Company's Plastics segment which are accounted for under the LIFO method exceeded book value by $2,462 and $2,682 at December 31, 2015 and 2014, respectively.

The Company maintains an allowance for excess and obsolete inventory. The excess and obsolete inventory allowance is determined through the specific identification of material, adjusted for expected scrap value to be received, based on previous sales experience.
Excess and obsolete inventory allowance activity is presented in the table below:

	2015	2014	2013
Balance, beginning of year	$19,513	$9,579	$10,013
Add Provision charged to expense	29,848	12,061	2,331
Less Charges against allowance	(35,584)	(2,127)	(2,765)
Balance, end of year	$13,777	$19,513	$9,579
In the fourth quarter of 2015, the Company recognized a non-cash charge of $61,472, primarily related to inventory and purchase commitments of the Company's Houston and Edmonton locations which the Company ceased operations at in February 2016. The non-cash charge is reported in cost of materials in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.
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
The Company provides for depreciation of plant and equipment sufficient to amortize the cost over their estimated useful lives as follows:

Buildings and building improvements	5 – 40 years
Plant equipment	5 – 20 years
Furniture and fixtures	2 – 10 years
Vehicles and office equipment	3 – 10 years
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2015, 2014 and 2013 was $14,207, $14,414 and $14,397, respectively.
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
The majority of the Company’s recorded intangible assets as of December 31, 2015 were acquired as part of the Transtar acquisition in September 2006 and consist of customer relationships. Intangible assets related to non-compete agreements and developed technology acquired in the Transtar acquisition and Tube Supply, Inc. (“Tube Supply”) acquisition in 2011 were fully amortized in 2014. In 2015, the Company concluded that the remaining customer relationships and trade name intangible assets acquired in the Tube Supply acquisition were impaired and a $33,742 non-cash impairment charge (none of which is deductible for tax purposes in 2015) was recorded for the year ended December 31, 2015. The non-cash impairment charge recorded removed all the remaining finite-lived intangible assets associated with the Tube Supply acquisition. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 to 12 years for customer relationships and 1 to 10 years for trade names. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test for impairment, which is included in the impairment test for long-lived assets discussed above, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
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
The Company has undistributed earnings of foreign subsidiaries of $51,584 at December 31, 2015, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result, although due to the potential availability of foreign tax credits and other items, the calculation of such potential taxes is not practicable.
The Company's 50% ownership interest in Kreher (Note 2 - Joint Venture to the consolidated financial statements) is through a 50% interest in a limited liability company (LLC) taxed as a partnership. Kreher has two subsidiaries organized as individually taxed C-Corporations. The Company includes in its income tax provision the income tax liability on its share of Kreher income. The income tax liability of Kreher itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of Kreher is treated as a deferred income tax expense. The Company cannot independently cause a dividend to be declared by one of Kreher's subsidiaries, therefore no benefit of a dividend received deduction can be recognized in the Company's tax provision until a dividend is declared. If one of Kreher's C-Corporation subsidiaries declares a dividend payable to Kreher, the Company recognizes a benefit for the 80% dividends received deduction on its 50% share of the dividend. In the year ended December 31, 2015, the joint venture recognized a goodwill impairment charge of $3,525 of which the Company recognized 50%, or $1,763.
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
Foreign currency — For the majority of the Company’s non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. The currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive (loss) income, a separate component of stockholders’ equity. Other than transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada, transaction gains or losses resulting from foreign currency transactions were not material for any of the years presented.
Loss per share — Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s Convertible Senior Notes ("Convertible Notes") which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive.
The following table is a reconciliation of the basic and diluted loss per share calculations:

	Year ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(209,765)	$(119,388)	$(39,533)
Denominator:
Weighted average common shares outstanding	23,553	23,359	23,214
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted loss per share	23,553	23,359	23,214
Basic loss per share	$(8.91)	$(5.11)	$(1.70)
Diluted loss per share	$(8.91)	$(5.11)	$(1.70)
Excluded outstanding share-based awards having an anti-dilutive effect	1,071	388	717
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	—	365	2,032
The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the annual period is greater than the conversion price of the Convertible Notes. The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock.

Concentrations — The Company serves a wide range of customers within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, retail, marine and automotive sectors of the economy. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals and plastics using industries. The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represented more than 3% of the Company’s 2015 total net sales. Approximately 72% of the Company’s net sales are from locations in the United States.
Share-based compensation — The Company offers share-based compensation awards to executives, other key employees and directors. Share-based compensation expense is recognized ratably over the vesting period or performance period, as appropriate, based on the grant date fair value of the stock award. The Company may either issue shares from treasury or new shares upon share option exercise or award issuance. Management estimates the probable number of awards which will ultimately vest when calculating the share-based compensation expense for its LTC Plans and STI Plans. As of December 31, 2015, the Company’s weighted average forfeiture rate is approximately 46%. The actual number of awards that vest may differ from management’s estimate.
Stock options generally vest in one to three years for executives and employees and non-vested shares granted to directors vest in three years. Stock options have an exercise price equal to the closing price of the Company’s stock on the date of grant (options granted in 2015) or the average closing price of the Company’s stock for the 10 trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to 10 years. Stock options are valued using a Black-Scholes option-pricing model. Non-vested shares are valued based on the market price of the Company's stock on the grant date. The Company granted non-qualified stock options under its short-term incentive plan and long-term compensation plan in 2015.
Under the 2015 LTC Plans, the total potential award is comprised of non-qualified stock options and RSUs, which are time vested and once vested entitle the participant to receive shares of the Company's common stock. Under the 2014 and 2013 LTC Plans, the total potential award is comprised of restricted share units and PSUs which are based on the Company's performance compared to target goals. The PSUs awarded are based on two independent conditions, the Company’s RTSR, which represents a market condition, and Company-specific target goals for ROIC as defined in the LTC Plans. RSUs generally vest in three years. RSU and ROIC PSU awards are valued based on the market price of the Company's stock on the grant date, and the value of RTSR PSU awards is estimated using a Monte Carlo simulation model. No PSUs were awarded under the 2015 LTC plan.
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
New Accounting Standards Updates
Standards Updates Adopted
Effective December 31, 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This ASU requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet.

It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The consolidated balance sheet for the year ended December 31, 2014 has been retrospectively adjusted for the adoption of this ASU.
Concurrent with the Company's change in method of accounting for inventories for U.S. metals operations to the average cost method from the LIFO method, effective December 31, 2015 the Company adopted ASU No. 2015-11, "Simplifying the Measurement of Inventory." This ASU requires entities to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The ASU does not apply to inventories that are measured by using either the LIFO method or the retail inventory method. The Company has prospectively applied this guidance to its consolidated balance sheet as of December 31, 2015 as it believes this change in accounting principle simplifies the measurement and reporting of the Company's inventory at lower of cost or market. The consolidated balance sheet for the year ended December 31, 2014 has not been retrospectively adjusted for the adoption of this ASU.
Effective January 1, 2015, the Company adopted ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. The adoption of this ASU did not have a material impact on the Company's financial condition or financial statement presentation.
Effective January 1, 2014, the Company adopted ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available or when the deferred tax asset is not intended for this purpose. The adoption of this ASU did not have a material impact on the Company's financial condition or financial statement presentation.
Standards Updates Issued Not Yet Effective
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," was subsequently issued by the FASB to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements, allowing an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in ASU No. 2015-03. ASU No. 2015-03 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Upon adoption, the Company would reclassify its deferred debt issuance costs from other assets to long-term debt. If adopted as of December 31, 2015, the Company would have recorded a reduction in both other non-current assets and long-term debt of approximately $5,750 and would have provided additional disclosure.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," providing additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implementing requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016. The Company will begin performing the periodic assessments required by the ASU on its effective date and is currently assessing whether the adoption of the ASU will result in additional disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption. ASU 2015-14, "Deferral of the Effective Date," was issued in August 2015 to defer the effective date of ASU No. 2014-09 for public companies until annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.
(2) Joint Venture
Kreher Steel Company, LLC is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2015	2014	2013
Equity in earnings (losses) of joint venture	$(1,426)	$7,691	$6,987
Investment in joint venture	35,690	37,443	41,879
Sales to joint venture	284	188	198
Purchases from joint venture	49	224	86
The following information summarizes financial data for this joint venture as of and for the year ended December 31:

	2015	2014	2013
Revenues	$160,104	$259,487	$230,351
Net income (loss)	(2,876)	15,555	13,720
Current assets	66,645	93,679	82,827
Non-current assets	22,777	26,377	25,615
Current liabilities	7,792	11,896	10,548
Non-current liabilities	11,287	35,469	16,103
Members’ equity	70,343	72,691	81,791
Capital expenditures	2,176	3,042	1,789
Depreciation and amortization	2,390	2,294	2,217

(3) Goodwill and Intangible Assets
The changes in carrying amounts of goodwill during the years ended December 31, 2015 and 2014 were as follows:

	2015			2014
	Metals Segment	Plastics Segment	Total	Metals Segment	Plastics Segment	Total
Balance as of January 1:
Goodwill	$116,377	$12,973	$129,350	$116,533	$12,973	$129,506
Accumulated impairment losses	(116,377)	—	(116,377)	(60,217)	—	(60,217)
Balance as of January 1	—	12,973	12,973	56,316	12,973	69,289
Impairment charge	—	—	—	(56,160)	—	(56,160)
Currency valuation	—	—	—	(156)	—	(156)
Balance as of December 31:
Goodwill	116,377	12,973	129,350	116,377	12,973	129,350
Accumulated impairment losses	(116,377)	—	(116,377)	(116,377)	—	(116,377)
Balance as of December 31	$—	$12,973	$12,973	$—	$12,973	$12,973
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
The Company completed its December 1, 2015 annual goodwill impairment test for its Plastics reporting unit and there were no identified impairment charges.
The following summarizes the components of the Company's intangible assets at December 31, 2015 and 2014:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$69,425	$59,175	$116,268	$64,922
Trade names	378	378	7,864	2,655
Total	$69,803	$59,553	$124,132	$67,577
In conjunction with the Company’s plans to reduce its indebtedness and increase liquidity, in the fourth quarter of 2015 the Company made a decision to start exploring opportunities related to certain of its under-performing oil and gas inventory and equipment. In connection with this decision, the Company began marketing the sale of the inventory and equipment of its Houston and Edmonton locations. In February 2016, the Company entered into an agreement to sell all of the inventory at the Houston and Edmonton locations as well as the Tube Supply trade name. The Company has further plans to close both of these locations. Given these factors, the Company determined that as of December 31, 2015, certain of its intangible assets including the Tube Supply customer relationships and trade name acquired in connection with the Tube Supply acquisition in 2011, no longer have a remaining useful life and a $33,742 non-cash impairment charge (none of which is deductible for tax purposes in 2015) was recorded for the year ended December 31, 2015. The entire non-cash impairment charge was recorded to the Company's Metals segment. The non-cash impairment charge removed all the remaining finite-lived intangible assets associated with the Tube Supply acquisition, leaving only customer relationships intangible assets. The majority of the remaining customer relationships intangible assets were acquired as part of the acquisition of Transtar on September 5, 2006. The weighted average amortization period for the remaining customer relationships intangible assets is 1.7 years.
Due to the Company’s continued sales declines, net losses and lower than projected cash flows, the Company tested its remaining long-lived assets for impairment during the fourth quarter of 2015. Testing of the Company's other long-lived assets indicated that the undiscounted cash flows of those assets exceeded their carrying values, and the Company concluded that no impairment existed at December 31, 2015 and the remaining useful lives of its long-lived assets were appropriate. The Company also tested its long-lived assets for impairment at May 31, 2014, the date of the Company's interim goodwill impairment analysis, and in the second quarter of 2015 in conjunction with the announced restructuring activities. Both times, the Company concluded that no impairment existed and the remaining useful lives of its long-lived assets were appropriate. The Company will continue to monitor its long-lived assets for impairment.
For the years ended December 31, 2015, 2014, and 2013, the aggregate amortization expense was $10,647, $11,630 and $11,791, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2016	$6,137
2017	4,113
2018	—
2019	—
2020	—
(4) Debt
Short-term and long-term debt consisted of the following at December 31, 2015 and 2014:

	2015	2014
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016(a)	$6,681	$210,000
7.0% Convertible Notes due December 15, 2017	57,500	57,500
12.75% Senior Secured Notes due December 15, 2018	203,319	—
Revolving Credit Facility due December 10, 2019	66,100	59,200
Other, primarily capital leases	428	1,257
Less: unamortized discount	(12,255)	(17,843)
Total debt	$321,773	$310,114
Less: current portion	(7,012)	(737)
Total long-term portion	$314,761	$309,377
(a) 2015 balance represents the maximum aggregate principal amount of 12.75% Senior Secured Notes due December 15, 2016 as the Company maintains a contractual right to exchange approximately $3,000 of the remaining 12.75% Senior Secured Notes due December 15, 2016 with new 12.75% Senior Secured Notes due December 15, 2018 prior to their maturity date.
During December 2011 the Company issued $225,000 aggregate principal amount of 12.75% Senior Secured Notes due 2016, $57,500 aggregate principal amount of 7.0% Convertible Senior Notes due 2017 (the “Convertible Notes”) and entered into a $100,000 senior secured asset based revolving credit facility (the “Revolving Credit Facility”). The Company incurred debt origination fees of $18,136 associated with the debt transactions which are primarily being amortized using the effective interest method.

Secured Notes
In July 2012, the Company completed the exchange of $225,000 principal amount of 12.75% Senior Secured Notes due 2016 (the "Secured Notes"), which are registered under the Securities Act of 1933, as amended (the "Securities Act”), for $225,000 principal amount of outstanding 12.75% Senior Secured Notes due 2016, which had not been registered under the Securities Act. The Company did not receive any proceeds from the exchange offer. In November 2013, the Company purchased $15,000 aggregate principal amount of its Secured Notes in the open market with available cash. The Secured Notes that were purchased by the Company were subsequently retired. The purchase of the Secured Notes resulted in a pre-tax loss on debt extinguishment of $2,606 consisting of tender premiums, write off of unamortized debt issuance costs and tender expenses.
The Secured Notes have a maturity date of December 15, 2016. In February 2016, the Company completed a private exchange offer and consent solicitation (the “Exchange Offer”) to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 (the “New Secured Notes”) for the Company’s outstanding Secured Notes.  In connection with the Exchange Offer, the Company issued $203,319 aggregate principal amount of New Secured Notes, leaving $6,681 aggregate principal amount of Secured Notes outstanding. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Secured Notes and the related indenture (the “Existing Indenture”) providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Secured Notes and related guarantees.
The Company maintains the contractual right to exchange the remaining Secured Notes with New Secured Notes prior to their maturity date or the Company may redeem some or all of the Secured Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest. The New Secured Notes have substantially the same terms as the Secured Notes except for the following principal differences (i) the New Secured Notes were offered pursuant to an exemption from the registration requirements of the Securities Act, and do not have the benefit of any exchange offer or other registration rights, (ii) the New Secured Notes effectively extend the maturity date of the Secured Notes to December 15, 2018, unless the Company is unable to both (a) complete the exchange of a portion of its Convertible Notes on or prior to June 30, 2016, and (b) redeem, on one or more occasions (each, a “Special Redemption”), an aggregate of not less than $27,500 of aggregate principal amount of the New Secured Notes on or prior to October 31, 2016, using cash available to the Company and/or net proceeds from sales of assets of the Company or a Restricted Subsidiary outside the ordinary course of business (other than net proceeds derived from the sale of accounts receivable and inventory (the “Designated Asset Sale Proceeds”)), subject to a penalty equal to 4.00% of the outstanding principal, payable in cash and/or stock, in the Company’s sole discretion (the “Special Redemption Condition”), in which case the maturity date of the New Secured Notes will be September 14, 2017, (iii) the New Secured Notes provide that, whether or not the Special Redemption Condition is satisfied, the Company will have an obligation to effect Special Redemptions using Designated Asset Sale Proceeds or other permissible funds until such time as the aggregate amount of Special Redemptions equals $40,000, (iv) the New Secured Notes contain modifications to the asset sale covenant providing that the Company shall not use any net proceeds from asset sales outside the ordinary course of business to redeem, repay or prepay the Secured Notes or the Convertible Notes, (v) the granting of a third-priority lien on the collateral securing the New Secured Notes for the benefit of new Convertible Notes is a permitted lien under the indenture and (vi) the New Secured Notes include an event of default if the Company does not complete the Private Convertible Note Exchanges (as defined below) by June 30, 2016, subject to certain exceptions.
The New Secured Notes and the Secured Notes are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the “Note Guarantors”). The New Secured Notes and the related guarantees are secured by a lien on substantially all of the Company's and the Note Guarantors' assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. The terms of the New Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company's ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates, enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company's assets. Refer to Note 14 - Guarantor Financial Information to the consolidated financial statements.
The Company may redeem some or all of the New Secured Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest.
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
The New Secured Notes require that the Company must make, subject to certain conditions, within 95 days of the end of each fiscal year beginning with the fiscal year ending December 31, 2016, an offer to purchase the New Secured Notes with i) 75% of excess cash flow (as defined in the New Secured Notes indenture) until the Company has offered to purchase up to $50,000 in aggregate principal amount of the notes, ii) 50% of excess cash flow until the Company has offered to purchase up to $75,000 in aggregate principal amount of the notes, iii) 25% of the excess cash flow until the Company has offered to purchase up to $100,000 in aggregate principal amount of the notes and iv) 0% thereafter, in each case, at 103% of the principal amount, thereof, plus accrued and unpaid interest.
The Company pays interest on the New Secured Notes and the Secured Notes at a rate of 12.75% per annum in cash semi-annually. The Company paid interest of $26,775, $26,775 and $28,548 on the Secured Notes during the years ended December 31, 2015, 2014 and 2013, respectively.
Convertible Notes
The $57,500 Convertible Notes were issued pursuant to an indenture, dated as of December 15, 2011, among the Company, the Note Guarantors and U.S. Bank National Association, as trustee. The Convertible Notes were issued by the Company at an initial offering price equal to 100% of the principal amount.
The Convertible Notes will mature on December 15, 2017. The Company pays interest on the Convertible Notes at a rate of 7.0% per annum in cash semi-annually. The Company paid interest of $4,025, $4,025 and $4,025 on the Convertible Notes during the years ended December 31, 2015, 2014 and 2013, respectively. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Note Guarantors. The initial conversion rate for the Convertible Notes is 97.2384 shares of the Company’s common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs, the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares.
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
The Company could redeem the Convertible Notes prior to December 20, 2015. On or after December 20, 2015, the Company may redeem all or part of the Convertible Notes (except for the Convertible Notes that the Company is required to repurchase as described above) if the last reported sale price of the Company’s common stock exceeds 135% of the applicable conversion price for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the "make-whole" premium payments on all Convertible Notes called for redemption including Convertible Notes converted after the date we delivered the notice of redemption. The Company will pay the redemption price in cash except for any non-cash portion of the "make-whole" premium.
In January 2016, the Company entered into Transaction Support Agreements (the “Support Agreements”) with holders (the “Supporting Holders”) of $51,600, or 89.7%, of the aggregate principal amount of the Convertible Notes. The Support Agreements provide for the terms of exchanges in which the Company has agreed to issue new 5.25% Senior Secured Convertible Notes due 2019 (the “New Convertible Notes”) in exchange for outstanding Convertible Notes (the “Convertible Note Exchange”).
Pursuant to the Support Agreements, the New Convertible Notes will mature on December 31, 2019, and will bear interest at a rate of 5.25% per annum, payable semi-annually in cash. For each $1 principal amount of existing Convertible Notes validly exchanged in the Convertible Note Exchange, an exchanging holder of existing Convertible Notes will receive $0.7 principal amount of New Convertible Notes, plus accrued and unpaid interest. The New Convertible Notes shall initially be convertible into shares of the Company's common stock at any time at a conversion price per share equal to $2.25 and shall be subject to the same adjustment provisions contained in the existing Convertible Notes. All current and future guarantors of the New Secured Notes, the Secured Notes, the Revolving Credit Facility, and any other material indebtedness of the Company will guarantee the New Convertible Notes, subject to certain exceptions. The New Convertible Notes will be secured on a “silent” third-priority basis by the same collateral that secures the New Secured Notes. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company's common stock for purposes of the settlement of the conversion right will be calculated as provided in the indenture for the existing Convertible Notes, using a 20 trading day period rather than a 40 trading day period for the observation period. Upon such conversion, the holder shall be entitled to receive an amount equal to the "make-whole" premium, payable in the form of cash, shares of the Company's common stock, or a combination of both, in the Company's sole discretion. The value of shares of Company common stock for purposes of calculating the "make-whole" premium will be based in the greater of (i) 130% of the conversion price then in effect and (ii) the volume weighted average price ("VWAP") of such shares for the observation period (using a 20 trading day period) as provided in the indenture for the existing Convertible Notes.
If the VWAP of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which such notice of redemption is provided, the Company shall have the right to redeem any or all of the New Convertible Notes at a price equal to (i) 100.0% of the aggregate principal amount thereof plus (ii) the "make-whole" premium. The redemption price can be paid in the form of cash, shares of the Company's common stock or a combination of both, at the Company's sole discretion. The value of shares of Company Common Stock will be based on the VWAP of such shares for the 20 trading days immediately preceding the date of redemption. Prior to the third trading day prior to the date of any such redemption, any New Convertible Notes called for redemption may be converted by the holder into shares of Company Common Stock at the Conversion Price then in effect.
Revolving Credit Facility
The Revolving Credit Facility consists of a $125,000 senior secured asset-based revolving credit facility (subject to adjustment pursuant to a borrowing base described below), of which (a) up to an aggregate principal amount of $20,000 will be available for a Canadian subfacility, (b) up to an aggregate principal amount of $20,000 will be available for letters of credit and (c) up to an aggregate principal amount of $10,000 will be available for swingline loans. Loans under the Revolving Credit Facility will be made available to the Company and certain domestic subsidiaries (the “U.S. Borrowers”) in U.S. dollars and the Canadian Borrowers in U.S. dollars and Canadian dollars. In December 2014, the Company obtained an extension on its revolving credit facility, which extended the maturity date from December 15, 2015 to December 10, 2019 (or 91 days prior to the maturity date of the Company's Secured Notes or Convertible Notes if they have not been refinanced).
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
At the Company’s election, borrowings under the Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of between 0.50% and 1.00% (depending on quarterly average undrawn availability under the Revolving Credit Facility) or (b) an adjusted LIBOR rate plus an applicable margin of between 1.50% and 2.00% (depending on quarterly average undrawn availability under the Revolving Credit Facility). The weighted average interest rate on borrowings outstanding under the revolving credit facilities were 2.70%, 3.08% and 2.71% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company will pay certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility permits the Company to increase the aggregate amount of the commitments under the Revolving Credit Facility from time to time in an aggregate amount for all such increases not to exceed $50,000, subject to certain conditions. The existing lenders under the Revolving Credit Facility are not obligated to provide the incremental commitments. In January 2014, the Company partially exercised the accordion option under its revolving credit facility to increase the aggregate commitments by $25,000. As a result, the Company's borrowing capacity increased from $100,000 to $125,000. The Company maintains the option to exercise the accordion for an additional $25,000 of aggregate commitments in the future, assuming it meets certain thresholds for incurring additional debt. As of December 31, 2015, the Company did not meet the thresholds to exercise the additional $25,000 accordion under the Revolving Credit Facility.
The Revolving Credit facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio of EBITDA (as defined in the agreement) to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the agreement) or $15,625, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement. The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended December 31, 2015. At this negative ratio, the Company's current maximum borrowing capacity would be $96,239 before triggering full dominion of the Company's cash collections. As of December 31, 2015, the Company had $30,139 of additional unrestricted borrowing capacity available under the Revolving Credit Facility.
Net interest expense reported on the consolidated statements of operations was reduced by interest income from investment of excess cash balances of $10 in 2015, $81 in 2014 and $35 in 2013.
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
The Company’s pension plan asset portfolio as of December 31, 2015 and 2014 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the pension plan asset portfolio are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 9 - Employee Benefit Plans to the consolidated financial statements for pension fair value disclosures.

Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes existing as of December 31, 2015 was estimated to be $160,662 compared to a carrying value of $210,000. The fair value for the Secured Notes is determined based on recent trades of the bonds on the open market and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes, as of December 31, 2015 was estimated to be approximately $21,966 compared to a carrying value of $57,500. The fair value for the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at December 31, 2015 were as follows:

Company's stock price at the end of the period	$1.59
Expected volatility	67.80%
Credit spreads	69.21%
Risk-free interest rate	1.05%
Given the nature and the variable interest rates, the Company has determined that the fair value of borrowings under the Revolving Credit Facility approximates the carrying value.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At December 31, 2015, the Company had executed forward contracts that extend into 2016. The counterparty to these contracts is not considered a credit risk by the Company. At December 31, 2015 and 2014, the notional value associated with forward contracts was $3,080 and $7,486, respectively. The Company recorded, through cost of materials, realized and unrealized net losses of $852, $288 and $2,141 during the years ended December 31, 2015, 2014 and 2013, respectively, as a result of the decline in the fair value of the contracts. As of December 31, 2015 and 2014, all commodity hedge contracts were in a liability position. As of December 31, 2015, the Company had a letter of credit outstanding for $2,000 as collateral associated with commodity hedge contracts.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total (a)
As of December 31, 2015
Derivative liability for commodity hedges	$—	$1,015	$—	$1,015
As of December 31, 2014
Derivative liability for commodity hedges	$—	$1,615	$—	$1,615
(a) As of December 31, 2015, the entire derivative liability for commodity hedges balance of $1,015 is short-term and is included in accrued and other current liabilities in the Consolidated Balance Sheets. As of December 31, 2014, the short-term portion of the derivative liability for commodity hedges of $1,137 is included in accrued and other current liabilities and the long-term portion of $478 is included in other non-current liabilities in the Consolidated Balance Sheets.
(6) Lease Agreements
The Company has operating and capital leases covering certain warehouse and office facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments.
The Company has determined that for accounting purposes its lease of its new operating facility in Janesville, Wisconsin is a build-to-suit lease. During the construction of this facility, which concluded in the fourth quarter of 2015, the Company assumed certain risks of certain construction cost overages and was, therefore, deemed to be the owner of the facility during the construction period. All costs of construction related to this facility are recognized as property, plant and equipment, with a related build-to-suit liability.
Subsequent to the completion of construction, the Company did not qualify for sale-leaseback accounting because of provisions in the lease which constituted prohibited continuing involvement. As a result, the Company will amortize the build-to-suit liability over the lease term and depreciate the building over the lease term. As of December 31, 2015, the Company has reflected $13,237 as build-to-suit liability in the Consolidated Balance Sheets.
Total gross value of property, plant and equipment under capital leases was $2,109 and $2,452 in 2015 and 2014, respectively.
Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 are as follows:

	Capital Leases	Operating Leases	Built-to-Suit Lease
2016	$330	$12,936	$687
2017	95	11,313	1,156
2018	1	9,645	1,180
2019	—	8,056	1,203
2020	—	7,500	1,227
Later years	—	16,246	13,644
Total future minimum rental payments	$426	$65,696	$19,097
Total rental payments charged to expense were $13,910 in 2015, $14,173 in 2014, and $15,062 in 2013. Lease extrication charges of $444, $186 and $1,448 associated with restructuring activities in the Metals segment were charged to expense in 2015, 2014 and 2013, respectively, within restructuring expense (income) in the Consolidated Statements of Operations and Comprehensive Loss.
(7) Stockholders' Equity
Accumulated other comprehensive loss as reported in the consolidated balance sheets as of December 31, 2015 and 2014 was comprised of the following:

	2015	2014
Unrecognized pension and postretirement benefit costs, net of tax	$(17,185)	$(27,122)
Foreign currency translation losses	(16,636)	(9,994)
Total accumulated other comprehensive loss	$(33,821)	$(37,116)

Changes in accumulated other comprehensive loss by component for the years ended December 31, 2015 and 2014 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2015	2014	2015	2014	2015	2014
Balance as of January 1,	$(27,122)	$(14,126)	$(9,994)	$(4,617)	$(37,116)	$(18,743)
Other comprehensive loss before reclassifications	(966)	(14,004)	(6,642)	(5,377)	(7,608)	(19,381)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	10,903	1,008	—	—	10,903	1,008
Net current period other comprehensive income (loss)	9,937	(12,996)	(6,642)	(5,377)	3,295	(18,373)
Balance as of December 31,	$(17,185)	$(27,122)	$(16,636)	$(9,994)	$(33,821)	$(37,116)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the year ended December 31, 2015.

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31,
	2015	2014
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(244)	$(282)
Actuarial loss (b)	(3,821)	(1,381)
Recognition of curtailment loss (b)	(2,923)	—
Recognition of settlement loss (b)	(3,915)	—
Total before Tax	(10,903)	(1,663)
Tax effect	—	655
Total reclassifications for the period, net of tax	$(10,903)	$(1,008)
(b) The prior service cost and actuarial loss components of accumulated other comprehensive loss are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense. The pension curtailment and settlement prior service cost components recognized are shown as restructuring expense (income) in the Consolidated Statements of Operations and Comprehensive loss for the year ended December 31, 2015.
(8) Share-based Compensation (stock option and share units amounts below are in thousands)
The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $828, $1,972 and $3,062 for 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $0, $189 and $1,141 in 2015, 2014 and 2013, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2015 associated with all share-based payment arrangements is $2,088 and the weighted average period over which it is to be expensed is 1.5 years.
2015 Short-Term Incentive Plan
On July 24, 2015, the Board of Directors of the Company approved certain revisions to the Company's 2015 STI Plan. Along with providing cash bonus opportunities, the revisions awarded 124 stock options to executive officers and other select personnel, which were granted under the Company's 2008 Omnibus Incentive Plan. The stock options vest in three equal installments over three years from the grant date and are exercisable immediately upon vesting. The strike price was equal to the closing price of the Company's stock on the date of grant. The term of the options is 10 years from the date of grant.
The weighted average grant date fair value of $2.10 per share for the options granted under the 2015 STI Plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	56.1%
Risk-free interest rate	1.8%
Expected life (in years)	6.0
Expected dividend yield	—
Restricted Stock, Stock Option and Equity Compensation Plans – The Company maintains the 2008 A.M. Castle & Co. Omnibus Incentive Plan (amended and restated as of April 25, 2013) for the benefit of officers, directors and other key management employees. There is an aggregate amount of 3,350 authorized shares under this plan.

Long-Term Compensation and Incentive Plans
On July 24, 2015, the Board of Directors of the Company approved equity awards under the Company's 2015 LTC Plan for executive officers and other select personnel. The 2015 LTC Plan awards included RSUs and non-qualified stock options.
On March 26, 2014, the Board of Directors of the Company approved equity awards under the Company’s 2014 Long-Term Compensation Plan (“2014 LTC Plan”) for executive officers and other select personnel. On March 6, 2013, the Board of Directors of the Company approved equity awards under the Company’s 2013 Long-Term Compensation Plan (“2013 LTC Plan”) for executive officers and other select personnel. Both the 2014 LTC Plan and the 2013 LTC Plan included RSUs and PSUs.
Each of the respective LTC Plans for 2015, 2014 and 2013 are subject to the terms of the Company's 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 25, 2013.
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2015 and 2014 LTC Plans will cliff vest on December 31, 2017 and December 31, 2016, respectively. Approximately 23 RSUs granted under the 2013 LTC Plan cliff vested on December 31, 2015. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
The outstanding non-vested share balance consists of shares issued to the Board of Directors. Non-vested shares were issued to the directors during the second quarter of 2015, 2014 and 2013, respectively, and will cliff vest after three years in the second quarter of 2018, 2017 and 2016, respectively.
The grant date fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.
A summary of the non-vested share and RSU activity is as follows:

	Non-Vested Shares		Restricted Share Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	107	$14.21	199	$14.67
Granted	149	$3.74	188	$3.92
Forfeited	—	$—	(98)	$12.96
Vested	(86)	$13.01	(79)	$14.53
Outstanding at December 31, 2015	170	$10.08	210	$5.91
Expected to vest at December 31, 2015	170	$10.08	106	$5.30
The unrecognized compensation cost as of December 31, 2015 associated with RSU and non-vested share awards was $1,051. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $1,762, $938 and $1,106, respectively.
Performance Shares
PSU awards are based on two independent conditions, the Company’s relative total shareholder return (“RTSR”), which represents a market condition, and Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the LTC Plans.

There were no PSUs awarded by the Company under the 2015 LTC Plan. The status of PSUs that have been awarded as part of the active LTC Plans is summarized below as of December 31, 2015:

Plan Year	Grant Date Fair Value	Estimated Number of Performance Shares to be Issued	Maximum Number of Performance Shares that Could Potentially be Issued
2014 LTC Plan
RTSR performance condition	$20.16	—	69
ROIC performance condition	$14.35	—	69
2013 LTC Plan
RTSR performance condition	$24.74	—	46
ROIC performance condition	$16.29	—	46
The grant date fair values of PSU awards containing the RTSR performance condition were estimated using a Monte Carlo simulation with the following assumptions:

	2014	2013
Grant Date Fair Value per Share Unit	$20.16	$24.74
Expected volatility	40.8%	59.5%
Risk-free interest rate	0.79%	0.38%
Expected life (in years)	2.77	2.82
Expected dividend yield	—	—
The grant date fair values for PSU awards subject to the ROIC performance condition were established using the market price of the Company's common stock on the date of grant.
Final award vesting and distribution of performance awards at December 31, 2015 that were granted under the 2013 LTC Plan was determined based on the Company's actual performance versus the target goals for a three-year consecutive period (as defined in the 2013 Plan). Refer to the table above for the number of shares expected to be issued under 2013 LTC Plan. The unrecognized compensation cost as of December 31, 2015 associated with the 2014 LTC Plan performance share units is $219.
Stock Options
In addition to the stock options granted under the 2015 STI Plan, the Company granted 583 stock options under the 2015 LTC Plan which vest in three equal installments during 2016, 2017 and 2018. The first installment will be exercisable 12 months after the date of grant and the remaining installments will be exercisable on February 25, 2017 and February 25, 2018, except for awards granted to the Company's President and Chief Executive Officer which become exercisable on April 17, 2017 and April 18, 2018. The strike price was equal to the closing price of the Company's stock on the date of grant. The term of the options is 10 years from the date of grant.
The weighted average grant date fair value of $2.05 per share for the options granted under the 2015 LTC Plan was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	55.7%
Risk-free interest rate	1.8%
Expected life (in years)	5.8
Expected dividend yield	—

A summary of stock option activity under all stock-based compensation plans is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2015	82	$13.62
Granted	707	$3.92
Exercised	—	$—
Forfeited	(64)	$5.03
Expired	(34)	$14.77
Stock options outstanding at December 31, 2015	691	$4.43	$—	9.2 years
Stock options exercisable at December 31, 2015	40	$12.79	$—	2.2 years
Stock options vested or expected to vest as of December 31, 2015	530	$4.59	$—	9.0 years
The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $56 and $914, respectively. There were no options exercised during the year ended December 31, 2015. The unrecognized compensation cost associated with stock options as of December 31, 2015 was $818.
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
In conjunction with the restructuring activities in the second quarter of 2015, the Company recorded a pension curtailment charge of $2,923 and a pension settlement charge of $3,915 in the year ended December 31, 2015 related to the company-sponsored defined benefit plans.
Components of net periodic pension plans cost were as follows:

	2015	2014	2013
Service cost	$549	$453	$699
Interest cost	6,938	6,885	6,327
Expected return on assets	(9,395)	(8,381)	(9,278)
Amortization of prior service cost	244	282	322
Amortization of actuarial loss	4,018	1,717	1,942
Settlement charge	3,915	—	—
Curtailment charge	2,923	—	—
Net periodic pension plans cost	$9,192	$956	$12
The expected amortization of pension prior service cost and actuarial loss for the next fiscal year are $200 and $1,832, respectively.

The status of the pension plans at December 31, 2015 and 2014 were as follows:

	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$193,322	$156,989
Service cost	549	453
Interest cost	6,938	6,885
Settlement gain	(2,162)	—
Curtailment loss	2,154	—
Plan change	—	719
Benefit payments	(25,383)	(7,587)
Actuarial (gain) loss	(12,477)	35,863
Projected benefit obligation at end of year	$162,941	$193,322
Change in plan assets:
Fair value of plan assets at beginning of year	$183,671	$168,408
Actual (loss) return on assets	(4,140)	22,521
Employer contributions	358	329
Benefit payments	(25,383)	(7,587)
Fair value of plan assets at end of year	$154,506	$183,671
Funded status – net liability	$(8,435)	$(9,651)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$8,422	$7,092
Accrued liabilities	(362)	(322)
Pension benefit obligations	(16,495)	(16,421)
Net amount recognized	$(8,435)	$(9,651)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial loss	$(35,972)	$(45,009)
Unrecognized prior service cost	(717)	(1,731)
Total	$(36,689)	$(46,740)
Accumulated benefit obligation	$162,290	$192,638
For the plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $62,953, $62,302 and $46,096, respectively, at December 31, 2015 and $66,341, $65,657 and $49,598, respectively, at December 31, 2014.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans were as follows:

	2015	2014
Discount rate	4.00%	3.75%
Projected annual salary increases	0 - 3.00%	0 - 3.00%
The assumptions used to determine net periodic pension cost were as follows:

	2015	2014	2013
Discount rate	3.50 - 3.75%	4.50%	3.50 - 3.75%
Expected long-term rate of return on plan assets	5.25%	5.25%	5.25%
Projected annual salary increases	0 - 3.00%	0 - 3.00%	0 - 3.00%

During the fourth quarter of 2015, the Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic postretirement benefit cost for the Company’s pension and other postretirement benefit plans. Previously, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated postretirement benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s pension obligation or accumulated postretirement benefit obligation. The Company has accounted for this change as a change in accounting estimate and it will be applied prospectively starting in 2016. The adoption of the spot rate approach is expected to decrease the service cost and interest cost components of net periodic pension and postretirement benefit costs by approximately $1,200 in 2016.
The Company’s expected long-term rate of return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.
The Company’s pension plan assets are allocated entirely to fixed income securities at December 31, 2015 and 2014.
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
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Fixed income securities (a)	$16,028	$137,943	$—	$153,971
Accounts receivable – pending trades				535
Total				$154,506
(a) Fixed income securities are comprised of corporate bonds (96%), government agencies securities (2%) and other fixed income securities (2%).
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Fixed income securities (b)	$15,839	$167,882	$—	$183,721
Accounts payable – pending trades				(50)
Total				$183,671
(b) Fixed income securities are comprised of corporate bonds (75%), government bonds (17%), government agencies securities (4%) and other fixed income securities (4%).
The estimated future pension benefit payments are:

2016	$8,193
2017	8,554
2018	8,786
2019	8,974
2020	9,181
2021 — 2025	48,380

The Company was party to a multi-employer pension plan in Ohio. In connection with the April 2015 restructuring plan, the Company has stated its intention to withdraw from the Ohio multi-employer pension plan. The liability associated with the withdrawal from this plan is estimated by the Company to be $5,500 at December 31, 2015 and has been charged to restructuring expense (income) in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2015. The Company incurred a withdrawal liability of $720 which was charged to restructuring expense (income) in the Consolidated Statement of Operations for the year ended December 31, 2013 related to its 2013 restructuring activities and subsequent withdrawal from a multi-employer pension plan for employees of a plant closed in California.
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.
Components of net periodic postretirement plan (benefit) cost for 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Service cost	$83	$56	$153
Interest cost	79	76	148
Amortization of actuarial gain	(197)	(336)	(23)
Net periodic postretirement plan (benefit) cost	$(35)	$(204)	$278
The expected amortization of actuarial gain for the next fiscal year is insignificant.
The status of the postretirement plan at December 31, 2015 and 2014 was as follows:

	2015	2014
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$2,552	$1,977
Service cost	83	56
Interest cost	79	76
Benefit payments	(202)	(224)
Actuarial loss (gain)	(85)	667
Accumulated postretirement benefit obligation at end of year	$2,427	$2,552
Funded status – net liability	$(2,427)	$(2,552)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(246)	$(226)
Postretirement benefit obligations	(2,181)	(2,326)
Net amount recognized	$(2,427)	$(2,552)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial gain	$2,024	$2,137
Total	$2,024	$2,137
The assumed health care cost trend rates for medical plans at December 31 were as follows:

	2015	2014	2013
Medical cost trend rate	6.50%	7.00%	7.50%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Year ultimate medical cost trend rate will be reached	2019	2019	2019
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2015 by $103 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2015 by $95 with no significant impact on the annual periodic postretirement benefit cost.
The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	2015	2014	2013
Net periodic postretirement benefit costs	3.25%	4.00%	3.50%
Accumulated postretirement benefit obligations	3.50%	3.25%	4.00%
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
The amounts expensed by the Company relating to its 401(k) plan and other international retirement plans were $3,866, $3,743 and $4,265 for the years ended December 31, 2015, 2014 and 2013, respectively.
(10) Restructuring Activity
The Company has implemented several restructuring plans over the last several years in an effort to adapt operations to market conditions. In the second quarter of 2015, the Company announced further organizational changes including further workforce reductions and the consolidation of more facilities in locations deemed to have redundant operations. Similar to the restructuring activities of 2013 and 2014, the consolidations and organizational changes announced in 2015 are part of the Company's overall plan to streamline the organizational structure, lower structural operating costs, and increase liquidity. Restructuring activity is included in the Company's Metals segment. There was not any restructuring activity in the Company's Plastic segment.
The Company incurred the following restructuring expense (income) during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Employee termination and related benefits (a)	$17,012	$937	$2,702
Lease termination costs	444	186	1,448
Moving costs associated with plant consolidations	5,711	1,450	4,487
Professional fees	1,804	—	—
Gain on sale of fixed assets	(15,963)	(5,533)	—
Other exit costs	—	—	366
Total expense (income)	$9,008	$(2,960)	$9,003
(a) Employee termination and related benefits primarily consists of severance and pension related costs. Included in the year ended December 31, 2015 was a pension curtailment charge of $2,923, a pension settlement charge of $3,915, and an estimated pension withdrawal liability charge of $5,500 associated with the Company’s withdrawal from a multi-employer plan. Included in the year ended December 31, 2013 was a multi-employer pension withdrawal liability charge of $720.

Restructuring activity during the year ended December 31, 2015 that was associated with the April 2015 restructuring plan included employee termination and related benefits related to workforce reductions, lease termination costs, moving costs associated with plant consolidations, a gain on the sale of buildings and equipment, and professional fees. Also, in conjunction with the April 2015 plan, the Company recorded charges of $25,656 for inventory which was identified to be scrapped or written down. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course. The charge includes a provision for small pieces of inventory at closing branches which will not be moved, as well as, provisions for excess inventory levels based on estimates of current and future market demand. The inventory charge is reported in cost of materials in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015.
Restructuring activity during the year ended December 31, 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed a plant consolidation, partially offset by employee termination and related benefits for the workforce reductions announced in June 2014, moving costs associated with plant consolidations announced in October 2013 and lease termination costs related to the restructuring activities announced in January 2013. All of the June 2014 announced restructuring activities are complete.
Restructuring activity during the year ended December 31, 2013 consisted of moving costs, employee termination and related benefits related to workforce reductions, lease termination costs, and other exit costs associated with the plant consolidations announced in January 2013 and October 2013. Included in the 2013 restructuring activity was a charge of $1,236 for the write-off of small pieces of inventory at closing branches which could not be moved. The inventory charge is reported in cost of materials in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013. The January 2013 and October 2013 announced restructuring activities are complete.
For the year ended December 31, 2015, the Company recognized cumulative charges of $50,627 related to restructuring activity under its 2015 restructuring plan which is consistent with expectations.

Restructuring reserve activity for the years ended December 31, 2015, 2014 and 2013 is summarized below:

		Period Activity
	Balance January 1	Costs (gains)	Cash (payments) receipts	Impairment and non-cash settlements(c)	Balance December 31 (a)
2015 Activity:
Employee termination and related benefits (a) (c)	$—	$17,012	$(1,873)	$(6,838)	$8,301
Lease termination costs (b)	636	444	(848)	—	232
Moving costs associated with plant consolidations	—	5,711	(5,711)	—	—
Professional Fees	—	1,804	(1,804)	—	—
Gain on sale of fixed assets	—	(15,963)	15,963	—	—
Inventory adjustment	—	25,656	—	(25,656)	—
Total 2015 Activity	$636	$34,664	$5,727	$(32,494)	$8,533
2014 Activity:
Employee termination and related benefits	$129	$937	$(1,066)	$—	$—
Lease termination costs	921	186	(471)	—	636
Moving costs associated with plant consolidations	—	1,450	(1,450)	—	—
Gain on sale of fixed assets	—	(5,533)	5,533	—	—
Total 2014 Activity	$1,050	$(2,960)	$2,546	$—	$636
2013 Activity:
Employee termination and related benefits	$—	$2,702	$(2,573)	$—	$129
Lease termination costs	—	1,448	(527)	—	921
Moving costs associated with plant consolidations	—	4,487	(4,318)	(169)	—
Inventory adjustment	—	1,236	—	(1,236)	—
Other exit costs	—	366	(366)	—	—
Total 2013 Activity	$—	$10,239	$(7,784)	$(1,405)	$1,050
(a) As of December 31, 2015, the short-term employee termination and related benefits of $2,801 is included in accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets and the long-term portion associated liability associated with the Company's withdrawal from a multi-employer pension plan of $5,500 is included in other non-current liabilities in the Condensed Consolidated Balance Sheets.
(b) Payments on certain of the lease obligations are scheduled to continue until 2016. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of December 31, 2015, the lease termination costs restructuring liability of $232 is included in accrued and other current liabilities in the Consolidated Balance Sheets.
(c) Included in costs (gains) and non-cash settlements for 2015 restructuring activity are charges for pension curtailment and pension settlement of $2,923 and $3,915, respectively.

(11) Income Taxes
The components of loss before income taxes and equity in earnings (losses) of joint venture for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Domestic	$(196,410)	$(116,869)	$(64,529)
Non-U.S.	(33,550)	(30,841)	(5,133)
The provision (benefit) for income taxes for the years ending December 31, 2015, 2014 and 2013 consisted of the following components:

	2015	2014	2013
Federal
current	$—	$—	$(260)
deferred	(19,975)	(23,040)	(21,679)
State
current	72	361	1,312
deferred	(705)	(3,959)	(1,530)
Foreign
current	2,149	(1,898)	3,242
deferred	(3,162)	7,905	(4,227)
	$(21,621)	$(20,631)	$(23,142)

The items accounting for differences between the income tax provision (benefit) computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Federal income tax at statutory rates	$(80,488)	$(51,699)	$(24,382)
State income taxes, net of federal income tax benefits	(8,834)	(322)	(2,012)
Permanent items:
Dividends received deductions	—	—	(766)
Goodwill impairment	—	10,454	—
Other permanent differences	2,380	285	(124)
Federal and state income tax on joint venture	(558)	2,912	2,670
Rate differential on foreign income	3,305	11,512	812
Valuation allowance	63,511	4,888	—
Audit settlements	171	99	—
Other	(1,108)	1,240	660
Income tax (benefit) expense	$(21,621)	$(20,631)	$(23,142)
Effective income tax expense rate	9.4%	14.0%	33.2%

Significant components of deferred tax assets and liabilities of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Pension and postretirement benefits	$4,139	$4,714
Deferred compensation	1,357	2,109
Restructuring related and other reserves	842	943
Alternative minimum tax and net operating loss carryforward	66,709	40,787
Intangible assets and goodwill	5,993	—
Other, net	3,399	1,833
Deferred tax assets before valuation allowance	82,439	50,386
Valuation allowance	(63,955)	(4,888)
Total deferred tax assets	$18,484	$45,498
Deferred tax liabilities:
Depreciation	$8,147	$9,857
Inventory	6,071	43,285
Intangible assets and goodwill	—	9,129
Convertible debt discount	4,075	5,644
Other, net	3,982	5,627
Total deferred tax liabilities	22,275	73,542
Net deferred tax liabilities	$3,791	$28,044

As of December 31, 2015, the Company had $144,542 of federal and $131,680 of state net operating loss carryforwards which will begin expiring in 2032 and 2017, respectively, $2,010 of federal credits which will carry forward for an indefinite period and $546 of state credit carryforwards which will begin expiring in 2024. The future utilization of a portion of the Company’s federal and state net operating losses is expected to be limited by Internal Revenue Service (“IRS”) Section 382 due to ownership changes in 2015; however, at this time that amount has not been quantified. As of December 31, 2015, the Company had of $28,769 foreign net operating loss carryforwards of which a significant portion of which carry forward for an indefinite period.

The Company has incurred significant losses in recent years. The Company’s operations in the United States and Canada continue to have cumulative pre-tax losses for the three-year period ended December 31, 2015. As a result of the Company now being in a net deferred tax asset position as of December 31, 2015 in these jurisdictions, coupled with the negative evidence of significant cumulative three-year pre-tax losses, the Company recognized a valuation allowance against its net deferred tax assets in the United States and Canada during the second and fourth quarter of 2015, respectively.

The Company continues to maintain valuation allowances against substantially all foreign deferred tax assets to reduce those deferred tax assets to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

Activity in the Company's valuation allowances for the U.S. and non-U.S. operations were as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Domestic
Balance, beginning of year	$—	$—	$—
Provision charged to expense	55,474	—	—
Balance, end of year	$55,474	$—	$—
Foreign
Balance, beginning of year	$4,888	$—	$—
Impact of foreign exchange on beginning of year balance	(553)	—	—
Provision charged to expense	4,146	4,888	—
Balance, end of year	$8,481	$4,888	$—

The Company is subject to taxation in the United States, state jurisdictions and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criterion, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In general, the Company is no longer subject to audit by the IRS for tax years through 2011 and state, local or foreign taxing authorities for tax years through 2010. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, no provision has been made for U.S. income taxes and foreign withholding taxes related to the undistributed earnings of the Company's foreign subsidiaries of $51,584 because those undistributed earnings are indefinitely reinvested outside the United States. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized U.S. deferred tax liability related to the undistributed earnings of the Company's foreign subsidiaries is not practical due to the complexities associated with the calculation.

(12) Commitments and Contingent Liabilities
As of December 31, 2015, the Company had $10,092 of irrevocable letters of credit outstanding which primarily consisted of $5,000 for its new warehouse in Janesville, Wisconsin, $2,000 for collateral associated with commodity hedges and $1,842 for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
As of December 31, 2015, the Company recognized a $7,500 non-cash charge for losses on firm purchase commitments related to inventory on order to its Edmonton and Houston facilities. The non-cash loss has been recorded to cost of materials in the Consolidated Statements of Operations and Comprehensive Loss.
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
In its Metals segment, the Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, stainless, nickel, titanium and carbon. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting, stress relieving and annealing furnaces, surface grinding equipment, CNC machinery and sheet shearing equipment. This segment also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally process, turn, polish, cut-to-length and straighten alloy and carbon bar.
The Company’s Plastics segment consists exclusively of a wholly-owned subsidiary, TPI. The Plastics segment stocks and distributes a wide variety of plastics in forms that include plate, rod, tube, clear sheet, tape, gaskets and fittings. Processing activities within this segment include cut-to-length, cut-to-shape, bending and forming according to customer specifications. The Plastics segment’s diverse customer base consists of companies in the retail (point-of-purchase), automotive, marine, office furniture and fixtures, safety products, life sciences applications, and general manufacturing industries. TPI has locations throughout the upper northeast and midwest regions of the U.S. and one facility in Florida from which it services a wide variety of users of industrial plastics.
On March 11, 2016, the Company entered into an asset purchase agreement with an unrelated third-party for the sale of TPI. TPI represents the entirety of the the Company's Plastics segment and therefore, the Company will only have one reporting segment, the Metals segment, going forward. As of December 31, 2015, TPI did not meet the criteria to be classified as held for sale and accordingly its results are presented with continuing operations and the segment information presented below. The terms of the sale are discussed fully in Note 15 - Subsequent Events to the consolidated financial statements.
The accounting policies of all segments are the same as described in Note 1 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements. Management evaluates the performance of its business segments based on operating income.
The Company operates primarily in North America. No activity from any individual country outside the United States is material, and therefore, foreign activity is reported on an aggregate basis. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Net sales
United States	$554,943	$736,236	$817,714
All other countries	215,815	243,601	235,352
Total	$770,758	$979,837	$1,053,066
Long-lived assets
United States	$59,603	$58,278	63,667
All other countries	11,790	14,557	13,027
Total	$71,393	$72,835	76,694

Segment information as of and for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Net Sales	Operating (Loss) Income (b)	Total Assets (b)	Capital Expenditures	Depreciation & Amortization
2015
Metals segment	$637,936	$(177,087)	$404,936	$7,171	$23,317
Plastics segment	132,822	6,422	57,027	1,079	1,537
Other (a)	—	(11,009)	35,690	—	—
Consolidated	$770,758	$(181,674)	$497,653	$8,250	$24,854
2014
Metals segment	$841,672	$(98,673)	$612,261	$11,184	$24,380
Plastics segment	138,165	6,354	60,970	1,167	1,664
Other (a)	—	(10,520)	37,443	—	—
Consolidated	$979,837	$(102,839)	$710,674	$12,351	$26,044
2013
Metals segment	$918,298	$(20,489)	$707,233	$10,181	$24,579
Plastics segment	134,768	4,278	57,373	1,423	1,609
Other (a)	—	(8,379)	41,879	—	—
Consolidated	$1,053,066	$(24,590)	$806,485	$11,604	$26,188
(a) “Other” – Operating loss includes the costs of executive, legal and elements of the finance department, which are shared by both the Metals and Plastics segments. The “Other” category’s total assets consist of the Company’s investment in joint venture.
(b) During the fourth quarter of 2015, the Company changed its method of accounting for U.S metals inventories, which were previously accounted for under LIFO method, to the average cost method. The change was applied retrospectively to the prior year financial information presented. See Note 1 for discussion of this accounting change and its related impact.

Below are reconciliations of segment data to the consolidated loss before income taxes:

	2015	2014	2013
Operating loss (a)	$(181,674)	$(102,839)	$(24,590)
Interest expense, net	41,980	40,548	40,542
Loss on extinguishment of debt	—	—	2,606
Other expense, net	6,306	4,323	1,924
Loss before income taxes and equity in earnings (losses) of joint venture (a)	(229,960)	(147,710)	(69,662)
Equity in earnings (losses) of joint venture	(1,426)	7,691	6,987
Consolidated loss before income taxes (a)	$(231,386)	$(140,019)	$(62,675)
(a) During the fourth quarter of 2015, the Company changed its method of accounting for U.S metals inventories, which were previously accounted for under LIFO method, to the average cost method. The change was applied retrospectively to the prior year financial information presented. See Note 1 for discussion of this accounting change and its related impact.
(14) Guarantor Financial Information
The Company's Senior Secured Notes are guaranteed by certain 100% directly owned subsidiaries of the Company (the "Guarantors"). As of December 31, 2015, the Guarantors included Total Plastics, Inc., Advanced Fabricating Technology, LLC, Keystone Tube Company, LLC and Paramont Machine Company, LLC, each of which fully and unconditionally guarantee the Senior Secured Notes on a joint and several basis.
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
During the fourth quarter of 2015, the Company changed its method of accounting for U.S metals inventories, which were previously accounted for under LIFO method, to the average cost method. The change was applied retrospectively to the prior year financial information presented. See Note 1 - Basis of Presentation and Significant Accounting Policies in the consolidated financial statements for discussion of this accounting change and its related impact.
Condensed Consolidating Balance Sheet As of December 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,220	$46	$9,834	$—	$11,100
Accounts receivable, less allowance for doubtful accounts	39,448	16,697	33,734	—	89,879
Receivables from affiliates	759	36	—	(795)	—
Inventories	150,809	19,353	65,349	(68)	235,443
Prepaid expenses and other current assets	3,996	1,099	6,774	—	11,869
Total current assets	196,232	37,231	115,691	(863)	348,291
Investment in joint venture	35,690	—	—	—	35,690
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	10,116	—	134	—	10,250
Other non-current assets	15,789	—	4,622	(1,355)	19,056
Investment in subsidiaries	33,941	—	—	(33,941)	—
Receivables from affiliates	118,478	69,359	—	(187,837)	—
Property, plant and equipment, net	52,770	6,833	11,790	—	71,393
Total assets	$463,016	$126,396	$132,237	$(223,996)	$497,653
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,707	$10,666	$12,899	$—	$56,272
Payables due to affiliates	759	—	36	(795)	—
Other current liabilities	21,121	1,904	5,578	—	28,603
Current portion of long-term debt	6,980	—	32	—	7,012
Total current liabilities	61,567	12,570	18,545	(795)	91,887
Long-term debt, less current portion	314,746	—	15	—	314,761
Payables due to affiliates	—	14,123	173,715	(187,838)	—
Deferred income taxes	—	5,524	—	(1,355)	4,169
Other non-current liabilities	39,715	—	133	—	39,848
Stockholders’ equity (deficit)	46,988	94,179	(60,171)	(34,008)	46,988
Total liabilities and stockholders’ equity	$463,016	$126,396	$132,237	$(223,996)	$497,653

Condensed Consolidating Balance Sheet As of December 31, 2014 (as adjusted)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$511	$977	$6,966	$—	$8,454
Accounts receivable, less allowance for doubtful accounts	66,178	19,303	45,522	—	131,003
Receivables from affiliates	2,071	81	—	(2,152)	—
Inventories	265,012	19,320	75,366	(68)	359,630
Prepaid expenses and other current assets	2,805	1,033	8,506	—	12,344
Total current assets	336,577	40,714	136,360	(2,220)	511,431
Investment in joint venture	37,443	—	—	—	37,443
Goodwill	—	12,973	—	—	12,973
Intangible assets, net	42,772	—	13,783	—	56,555
Other non-current assets	18,441	—	996	—	19,437
Investment in subsidiaries	70,274	—	—	(70,274)	—
Receivables from affiliates	113,188	36,607	2,157	(151,952)	—
Property, plant and equipment, net	46,094	12,184	14,557	—	72,835
Total assets	$664,789	$102,478	$167,853	$(224,446)	$710,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,613	$8,055	$19,114	$—	$68,782
Payables due to affiliates	2,071	—	81	(2,152)	—
Other current liabilities	18,841	3,065	6,092	—	27,998
Current portion of long-term debt	691	—	46	—	737
Total current liabilities	63,216	11,120	25,333	(2,152)	97,517
Long-term debt, less current portion	307,327	—	2,050	—	309,377
Payables due to affiliates	—	5,581	146,371	(151,952)	—
Deferred income taxes	19,359	5,524	3,846	—	28,729
Other non-current liabilities	22,238	—	164	—	22,402
Stockholders’ equity	252,649	80,253	(9,911)	(70,342)	252,649
Total liabilities and stockholders’ equity	$664,789	$102,478	$167,853	$(224,446)	$710,674

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the year ended December 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$435,736	$132,821	$215,815	$(13,614)	$770,758
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	408,400	93,405	186,424	(13,614)	674,615
Warehouse, processing and delivery expense	77,283	11,838	25,613	—	114,734
Sales, general and administrative expense	64,112	17,629	13,738	—	95,479
Restructuring expense (income)	21,953	(14,325)	1,380	—	9,008
Depreciation and amortization expense	19,035	1,812	4,007	—	24,854
Impairment of intangible assets	23,491	—	10,251	—	33,742
Total costs and expenses	614,274	110,359	241,413	(13,614)	952,432
Operating (loss) income	(178,538)	22,462	(25,598)	—	(181,674)
Interest expense, net	25,712	—	16,268	—	41,980
Other expense, net	—	—	6,306	—	6,306
(Loss) income before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(204,250)	22,462	(48,172)	—	(229,960)
Income tax (benefit) expense	(25,594)	8,535	(4,562)	—	(21,621)
Equity in losses of subsidiaries	(29,683)	—	—	29,683	—
Equity in losses of joint venture	(1,426)	—	—	—	(1,426)
Net (loss) income	(209,765)	13,927	(43,610)	29,683	(209,765)

Comprehensive (loss) income:
Foreign currency translation adjustments	(6,642)	—	(6,642)	6,642	(6,642)
Change in unrecognized pension and postretirement benefit costs, net of tax	9,937	—	—	—	9,937
Other comprehensive (loss) income	3,295	—	(6,642)	6,642	3,295
Net (loss) income	(209,765)	13,927	(43,610)	29,683	(209,765)
Comprehensive (loss) income	$(206,470)	$13,927	$(50,252)	$36,325	$(206,470)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the year ended December 31, 2014 (as adjusted)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$609,507	$138,165	$243,658	$(11,493)	$979,837
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	464,069	97,981	199,851	(11,493)	750,408
Warehouse, processing and delivery expense	101,473	11,772	27,314	—	140,559
Sales, general and administrative expense	71,659	18,303	22,503	—	112,465
Restructuring expense (income)	(3,184)	—	224	—	(2,960)
Depreciation and amortization expense	19,592	2,201	4,251	—	26,044
Impairment of goodwill	41,308	—	14,852	—	56,160
Total costs and expenses	694,917	130,257	268,995	(11,493)	1,082,676
Operating (loss) income	(85,410)	7,908	(25,337)	—	(102,839)
Interest expense, net	25,658	—	14,890	—	40,548
Other expense, net	—	—	4,323	—	4,323
(Loss) income before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(111,068)	7,908	(44,550)	—	(147,710)
Income tax (benefit) expense	(27,411)	2,662	4,323	(205)	(20,631)
Equity in losses of subsidiaries	(43,422)	—	—	43,422	—
Equity in earnings of joint venture	7,691	—	—	—	7,691
Net (loss) income	(119,388)	5,246	(48,873)	43,627	(119,388)

Comprehensive (loss) income:
Foreign currency translation adjustments	(5,377)	—	(5,377)	5,377	(5,377)
Change in unrecognized pension and postretirement benefit costs, net of tax	(12,996)	—	—	—	(12,996)
Other comprehensive loss	(18,373)	—	(5,377)	5,377	(18,373)
Net (loss) income	(119,388)	5,246	(48,873)	43,627	(119,388)
Comprehensive (loss) income	$(137,761)	$5,246	$(54,250)	$49,004	$(137,761)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income For the year ended December 31, 2013 (as adjusted)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$711,942	$134,768	$236,714	$(30,358)	$1,053,066
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	536,926	95,953	185,605	(30,358)	788,126
Warehouse, processing and delivery expense	104,897	12,104	23,933	—	140,934
Sales, general and administrative expense	72,060	18,195	23,150	—	113,405
Restructuring expense (income)	7,006	—	1,997	—	9,003
Depreciation and amortization expense	19,977	2,154	4,057	—	26,188
Total costs and expenses	740,866	128,406	238,742	(30,358)	1,077,656
Operating income (loss)	(28,924)	6,362	(2,028)	—	(24,590)
Interest expense, net	25,760	—	14,782	—	40,542
Loss on extinguishment of debt	2,606	—	—	—	2,606
Other expense, net	—	—	1,924	—	1,924
(Loss) income before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(57,290)	6,362	(18,734)	—	(69,662)
Income tax (benefit) expense	(19,708)	2,349	(5,783)	—	(23,142)
Equity in losses of subsidiaries	(8,938)	—	—	8,938	—
Equity in earnings of joint venture	6,987	—	—	—	6,987
Net (loss) income	(39,533)	4,013	(12,951)	8,938	(39,533)

Comprehensive (loss) income:
Foreign currency translation adjustments	(2,295)	—	(2,295)	2,295	(2,295)
Change in unrecognized pension and postretirement benefit costs, net of tax	4,623	—	—	—	4,623
Other comprehensive (loss) income	2,328	—	(2,295)	2,295	2,328
Net (loss) income	(39,533)	4,013	(12,951)	8,938	(39,533)
Comprehensive (loss) income	$(37,205)	$4,013	$(15,246)	$11,233	$(37,205)

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(209,765)	$13,927	$(43,610)	$29,683	$(209,765)
Equity in losses of subsidiaries	29,683	—	—	(29,683)	—
Adjustments to reconcile net (loss) income to cash (used in) from operating activities	174,217	(8,590)	22,005	—	187,632
Net cash (used in) from operating activities	(5,865)	5,337	(21,605)	—	(22,133)
Investing activities:
Capital expenditures	(4,274)	(2,158)	(1,818)	—	(8,250)
Proceeds from sale of property, plant and equipment	8,520	20,100	11	—	28,631
Net advances to subsidiaries	(5,291)	—	—	5,291	—
Net cash from (used in) investing activities	(1,045)	17,942	(1,807)	5,291	20,381
Financing activities:
Proceeds from long-term debt	967,035	—	—	—	967,035
Repayments of long-term debt	(958,916)	—	(2,046)	—	(960,962)
Net intercompany (repayments) borrowings	—	(24,210)	29,501	(5,291)	—
Other financing activities, net	(500)	—	—	—	(500)
Net cash from (used in) financing activities	7,619	(24,210)	27,455	(5,291)	5,573
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,175)	—	(1,175)
Net change in cash and cash equivalents	709	(931)	2,868	—	2,646
Cash and cash equivalents - beginning of year	511	977	6,966	—	8,454
Cash and cash equivalents - end of year	$1,220	$46	$9,834	$—	$11,100

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2014 (as adjusted)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(119,388)	$5,246	$(48,873)	$43,627	$(119,388)
Equity in losses of subsidiaries	43,422	—	—	(43,422)	—
Adjustments to reconcile net (loss) income to cash from (used in) operating activities	35,682	(266)	9,100	(205)	44,311
Net cash (used in) from operating activities	(40,284)	4,980	(39,773)	—	(75,077)
Investing activities:
Capital expenditures	(5,642)	(1,530)	(5,179)	—	(12,351)
Proceeds from sale of property, plant and equipment	7,464	—	—	—	7,464
Net advances to subsidiaries	(25,941)	—	—	25,941	—
Net cash used in investing activities	(24,119)	(1,530)	(5,179)	25,941	(4,887)
Financing activities:
Proceeds from long-term debt	459,406	—	2,998	—	462,404
Repayments of long-term debt	(402,774)	—	(1,037)	—	(403,811)
Net intercompany (repayments) borrowings	—	(2,968)	28,909	(25,941)	—
Other financing activities, net	(393)	—	—	—	(393)
Net cash from (used in) financing activities	56,239	(2,968)	30,870	(25,941)	58,200
Effect of exchange rate changes on cash and cash equivalents	—	—	(611)	—	(611)
Net change in cash and cash equivalents	(8,164)	482	(14,693)	—	(22,375)
Cash and cash equivalents - beginning of year	8,675	495	21,659	—	30,829
Cash and cash equivalents - end of year	$511	$977	$6,966	$—	$8,454

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2013 (as adjusted)

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(39,533)	$4,013	$(12,951)	$8,938	$(39,533)
Equity in earnings of subsidiaries	8,938	—	—	(8,938)	—
Adjustments to reconcile net (loss) income to cash from operating activities	92,236	1,298	20,384	—	113,918
Net cash from operating activities	61,641	5,311	7,433	—	74,385
Investing activities:
Capital expenditures	(6,700)	(1,466)	(3,438)	—	(11,604)
Proceeds from sale of property, plant and equipment	778	9	7	—	794
Net cash used in investing activities	(5,922)	(1,457)	(3,431)	—	(10,810)
Financing activities:
Proceeds from long-term debt	115,300	—	—	—	115,300
Repayments of long-term debt	(166,190)	—	(4,155)	—	(170,345)
Net intercompany (repayments) borrowings	(1,896)	(4,262)	6,158	—	—
Other financing activities, net	1,636	—	(496)	—	1,140
Net cash from (used in) financing activities	(51,150)	(4,262)	1,507	—	(53,905)
Effect of exchange rate changes on cash and cash equivalents	—	—	(448)	—	(448)
Net change in cash and cash equivalents	4,569	(408)	5,061	—	9,222
Cash and cash equivalents - beginning of year	4,106	903	16,598	—	21,607
Cash and cash equivalents - end of year	$8,675	$495	$21,659	$—	$30,829

(15) Subsequent Events
On February 22, 2016, the Company announced the sale inventory at its Houston and Edmonton facilities that primarily service the oil and gas industries to an unrelated third party. Net proceeds of the transaction were $27,500, with 90% of the gross consideration paid at closing, and the remainder, subject to certain adjustments, payable by December 31, 2016. The Company has further plans to sell the equipment at the Houston and Edmonton facilities and then close the these facilities in 2016. As part of the transaction, the buyer will also purchase the trade name rights to the Tube Supply brand.
On March 11, 2016, the Company entered into an asset purchase agreement with an unrelated third-party for the sale of its wholly-owned subsidiary, TPI. The aggregate sales price of the transaction, which is subject to a typical working capital adjustment, is approximately $55,000. As of December 31, 2015, TPI did not meet the criteria to be classified as held for sale and accordingly its results are presented with continuing operations.
(16) Selected Quarterly Data (Unaudited)
During the fourth quarter of 2015, the Company changed its method of accounting for U.S metals inventories, which were previously accounted for under LIFO method, to the average cost method. The change was applied retrospectively to the prior year and prior quarter financial information presented. See Note 1 - Basis of Presentation and Significant Accounting Policies in the consolidated financial statements for discussion of this accounting change and its related impact.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$222,228	$199,703	$184,676	$164,151
Gross profit (a)	20,497	(12,996)	10,020	(60,966)
Net loss (b)	(15,440)	(46,808)	(27,800)	(119,717)
Basic loss per share	$(0.66)	$(1.99)	$(1.18)	$(5.08)
Diluted loss per share	$(0.66)	$(1.99)	$(1.18)	$(5.08)
2014
Net sales	$253,410	$249,492	$245,469	$231,466
Gross profit (a)	21,791	14,822	20,613	5,600
Net loss (b)	(14,610)	(67,066)	(8,028)	(29,684)
Basic loss per share	$(0.63)	$(2.87)	$(0.34)	$(1.27)
Diluted loss per share	$(0.63)	$(2.87)	$(0.34)	$(1.27)
(a) Gross profit equals net sales less cost of materials, warehouse, processing, and delivery costs and depreciation and amortization expense.
(b) Results include restructuring expense (income) for all quarters presented (see Note 10 - Restructuring Activity), a $33,742 impairment of intangible assets charge and a $61,472 charge for the write-down of inventory and purchase commitments in the fourth quarter of 2015, and a $56,160 goodwill impairment charge for second quarter of 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.

Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kreher Steel Company, LLC, a 50% owned joint venture, the Company’s investment in which is accounted for by use of the equity method. The accompanying consolidated financial statements of the Company include its equity investment in Kreher Steel Company, LLC of $35,690 and $37,443 as of December 31, 2015 and 2014, respectively, and its equity earnings (loss) in Kreher steel Company, LLC of ($1,426), $7,691, and $6,987 for each of the three years in the period ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kreher Steel Company, LLC, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of inventory costing for its United States metals inventory from the last-in first-out method to the average cost method in 2015. Such change has been applied retrospectively to all periods presented.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 15, 2016

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED BALANCE SHEETS December 31,

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$786,236	$1,091,123
Accounts receivable (net of allowance for doubtful accounts of $496,141 in 2015 and $485,172 in 2014)	13,370,464	25,686,268
Inventory, net	48,999,247	64,513,673
Deferred income taxes	1,902,878	1,153,708
Prepaid income taxes	941,317	566,087
Prepaid expenses and other current assets	644,708	667,768
Total current assets	66,644,850	93,678,627

Property and equipment
Land and building	14,786,040	14,785,593
Machinery and equipment	21,057,256	20,217,761
Furniture, fixtures and office equipment	2,119,716	2,160,436
Automobiles and trucks	1,112,225	1,106,946
Leasehold improvements	3,325,169	2,700,101
Construction in progress	769,113	345,996
	43,169,519	41,316,833
Less accumulated depreciation and amortization	20,504,836	18,620,949
Property and equipment, net	22,664,683	22,695,884
Deferred financing costs, net of amortization	69,672	76,290
Goodwill	—	3,525,247
Intangible assets, net	—	30,624
Other assets	42,730	49,633
Total assets	$89,421,935	$120,056,305

LIABILITIES AND MEMBER'S CAPITAL
Current liabilities
Current portion of capital lease obligations	$29,181	$17,816
Accounts payable	6,064,851	9,489,017
Accrued expenses	1,697,866	2,389,143
Total current liabilities	7,791,898	11,895,976
Revolving line of credit	9,000,000	33,100,000
Deferred income taxes, non-current	2,181,598	2,330,923
Long-term portion of capital lease obligations	105,205	38,741
Commitments and contingencies
Member's capital	70,343,234	72,690,665
Total liabilities and member's capital	$89,421,935	$120,056,305

The accompanying notes are an integral part of these statements.

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME Years ended December 31,

	2015	2014	2013
Net revenues	$160,103,637	$259,486,523	$230,350,590
Cost of sales	136,665,061	216,093,492	192,600,138
Gross profit	23,438,576	43,393,031	37,750,452
Operating expenses
Selling	11,533,549	13,670,360	12,466,985
General and administrative	11,583,469	10,263,243	8,956,275
Non cash goodwill impairment charge	3,525,247	—	—
Total operating expenses	26,642,265	23,933,603	21,423,260
(Loss) income from operations	(3,203,689)	19,459,428	16,327,192
Other (income) expense
Interest expense	433,323	343,640	397,256
Interest income	(104)	(2,985)	(155)
Other income, net	(40,028)	(191,268)	(190,593)
Net (loss) income before taxes	(3,596,880)	19,310,041	16,120,684
Income tax (benefit) provision	(720,690)	3,755,450	2,401,060
NET (LOSS) INCOME	(2,876,190)	15,554,591	13,719,624

Other comprehensive (loss) income
Foreign currency translation adjustment	1,191,356	(397,812)	(362,989)
COMPREHENSIVE (LOSS) INCOME	$(1,684,834)	$15,156,779	$13,356,635

The accompanying notes are an integral part of these statements.

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF MEMBERS’ CAPITAL Three years ended December 31, 2015

				Accumulated
				other	Total
	Member's	Retained	Accumulated	comprehensive	member's
	contribution	earnings	distributions	income (loss)	capital
Balance at January 1, 2013, 400 units	1,802,319	116,660,961	(42,118,753)	15,544	76,360,071
Net income	—	13,719,624	—	—	13,719,624
Distributions	—	—	(7,925,562)	—	(7,925,562)
Foreign currency translation adjustment	—	—	—	(362,989)	(362,989)
Balance at December 31, 2013, 400 units	1,802,319	130,380,585	(50,044,315)	(347,445)	81,791,144
Net income	—	15,554,591	—	—	15,554,591
Distributions	—	—	(24,257,258)	—	(24,257,258)
Foreign currency translation adjustment	—	—	—	(397,812)	(397,812)
Balance at December 31, 2014, 400 units	1,802,319	145,935,176	(74,301,573)	(745,257)	72,690,665
Net loss	—	(2,876,190)	—	—	(2,876,190)
Distributions	—	—	(662,597)	—	(662,597)
Foreign currency translation adjustment	—	—	—	1,191,356	1,191,356
Balance at December 31, 2015, 400 units	$1,802,319	$143,058,986	$(74,964,170)	$446,099	$70,343,234

The accompanying notes are an integral part of these statements.

Kreher Steel Company, LLC and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31,

	2015	2014	2013
Cash flows from operating activities
Net (loss) income	$(2,876,190)	$15,554,591	$13,719,624
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	2,389,751	2,293,664	2,216,894
Deferred taxes	(898,495)	(137,968)	(390,537)
Non cash goodwill impairment charge	3,525,247	—	—
Bad debt expense (adjustment)	54,497	48,602	(607,635)
(Gain) loss on sale of property and equipment	(11,020)	20,487	9,635
Changes in assets and liabilities
Accounts receivable	12,197,484	(1,835,526)	(5,400,225)
Inventory	14,828,506	(11,766,966)	13,591,901
Prepaid expenses and other assets	(363,953)	340,740	608,511
Accounts payable	(1,524,282)	891,895	(1,344,931)
Accrued expenses	(673,964)	553,598	(723,252)
Net cash provided by operating activities	26,647,581	5,963,117	21,679,985
Cash flows from investing activities
Purchases of property and equipment	(2,176,204)	(3,042,371)	(1,788,559)
Proceeds from sale of property and equipment	22,200	54,963	89,467
Net cash used in investing activities	(2,154,004)	(2,987,408)	(1,699,092)
Cash flows from financing activities
Repayment on revolving lines of credit	(27,300,060)	(7,700,000)	(25,100,000)
Borrowings on revolving lines of credit	3,200,000	28,500,000	13,400,000
Repayment on capital lease obligations and other debt	(33,513)	(1,858,365)	(211,648)
Distributions to member	(662,597)	(24,257,258)	(7,925,562)
Net cash used in financing activities	(24,796,170)	(5,315,623)	(19,837,210)
Effect of exchange rate changes on cash and cash equivalents	(2,294)	(68,313)	(17,688)
Net (decrease) increase in cash and cash equivalents	(304,887)	(2,408,227)	125,995
Cash and cash equivalents at beginning of year	1,091,123	3,499,350	3,373,355
Cash and cash equivalents at end of year	$786,236	$1,091,123	$3,499,350
Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$413,697	$243,487	$346,089
Income taxes, net of refunds	609,425	3,770,000	1,994,098
Supplemental disclosures of non-cash investing and financing activities
Acquisition of machinery and equipment through capital leases	$111,342	$—	$46,969
Acquisition of property and equipment through accounts payable	$31,823	$165,594	$19,320

The accompanying notes are an integral part of these statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains cash balances at financial institutions in the United States of America that are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2015 and 2014, the Company had approximately $700,000 and $909,000, respectively, in excess of FDIC insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. At December 31, 2015 and 2014, the Company had approximately $163,000 and $339,000, respectively, of cash in foreign bank accounts. The Company’s cash in foreign bank accounts is insured up to $100,000.

Shipping and Handling Fees

For the years ended December 31, 2015, 2014 and 2013, shipping and handling costs billed to customers amounted to approximately $881,000, $1,859,000, and $1,174,000, respectively, and were included in selling expenses.

Financial Instruments and Risk Management

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic areas. At December 31, 2015, 2014 and 2013, there were no individual customers that made up more than 10% of consolidated sales.

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

Prices for steel fluctuate based on worldwide production and, as a result, the Company is subject to the risk of future changing market prices. Furthermore, the Company purchased approximately 10%, 9%, and 7% of its inventory from foreign suppliers for the years ended December 31, 2015, 2014 and 2013, respectively.

	Fair value measures at
	December 31, 2015
	Significant unobservable inputs (Level 3)	Total losses
Nonrecurring fair value measurements
Goodwill (a)	$—	$3,523,247

(a) In accordance with Subtopic 350-20, goodwill with a carrying amount of $3,525,247 was written down to its implied fair value of $0, resulting in a full impairment charge, which was included in earnings for the year ended December 31, 2015.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined by the specific identification method. The Company provides a reserve for obsolete and slow-moving inventory.

Changes in the Company’s inventory reserve are as follows at December 31:

	2015	2014

Beginning balance	$1,773,961	$1,828,606
(Adjustment) Provision	(76,504)	106,663
Write-offs	(15,813)	(161,308)

Total inventory reserve	$1,681,644	$1,773,961

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is based on the straight-line method and the estimated useful lives of the property and equipment. Depreciation of leasehold improvements is based on the estimated useful life or the term of the lease, whichever is shorter. The Company uses an accelerated method of depreciation for tax purposes. Depreciation expense for December 31, 2015, 2014 and 2013, was approximately $2,359,000, $2,177,000, and $2,098,000, respectively.

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

Long-lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. There was a triggering event identified during the year ended December 31, 2015, which required an impairment analysis at Special Metals, Inc. Long-lived assets were determined to be not impaired at December 31, 2015. No triggering events were identified during the year ended December 31, 2014, that would require an impairment analysis. Additionally, no assets were held for disposal as of December 31, 2015 or 2014.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price paid over the fair values of net assets acquired and liabilities assumed in the Company’s acquisitions.

The carrying value of the Company's goodwill was $0 and $3,525,247 at December 31, 2015 and 2014 respectively. The Company reviews goodwill to assess recoverability from future operations on December 31 of each annual reporting period, and whenever events and circumstances indicate that the carrying values may not be recoverable. At the time of the review, the Company determines if it will first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.

When the two-step goodwill impairment test is performed, the Company evaluates the recoverability of goodwill by estimating the future reporting unit discounted cash flows. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends and economic conditions. When the Company’s estimated fair value of the reporting unit is less than the carrying value, a second step of the impairment analysis is performed. In this second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

The Company determined that a triggering event had occurred between December 31, 2014 and 2015 which required goodwill to be evaluated for impairment. As of September 30, 2015, the recoverability of all goodwill was evaluated by estimating future discounted cash flows. The Company recorded a noncash charge for the impairment of goodwill in the amount of $3,525,247 on both a pre-tax and after-tax basis. This impairment charge is classified as an operating expense in the statement of comprehensive (loss) income.

The key factor leading to the impairment of the Company’s goodwill was the continued downturn in the oil market due to overproduction in the world. The price of West Texas crude oil decreased from $93 per barrel to $45 per barrel at

September 30, 2014 and 2015, respectively. The extended downturn led to changes in assumptions regarding future cash flows which culminated in the goodwill impairment.

Intangible Assets

Intangible assets include non-competition agreements and non-contractual customer relationships. The fair value of identifiable intangible assets was estimated based on discounted future cash flow projections. Intangible assets are amortized on a straight-line basis over their estimated economic lives.

The Company evaluates the recoverability of identifiable assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, a significant decrease in the market value of the asset, a significant adverse change in the extent or manner in which an asset is used or an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. All intangible assets were fully amortized as of December 31, 2015.

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

Economic Dependency - Major Suppliers

During the years ended December 31, 2015, 2014 and 2013, the Company purchased approximately 53%, 46% and 51%, respectively, of its materials from five suppliers.

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

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2015 and 2014, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

Advertising Costs

Advertising costs are charged to expense when the advertisement is first run. The Company expensed advertising costs of approximately $107,000, $140,000, and $158,000 in 2015, 2014 and 2013, respectively.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the current year’s presentation. These reclassifications include netting member's contributions and treasury stock into a single line item in the statement of member's capital.

NOTE B - INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method, using the remaining useful life. At December 31, 2015, these intangible assets were fully amortized.

The following is a summary of intangible assets at December 31:

	2015	2014
Intangible assets
Finite life
Non-compete agreements	$220,000	$220,000
Non-contractual customer relationships	980,000	980,000

	1,200,000	1,200,000

Less accumulated amortization	1,200,000	1,169,376

Net intangible assets	$—	$30,624

Amortization expense related to identifiable intangible assets was $30,624, $122,496, and $122,496 for the years ended December 31, 2015, 2014 and 2013, respectively. The intangible assets related to the non-compete agreements and non-contractual customer relationships which became fully amortized during 2011 and 2015, respectively.

NOTE C - TRANSACTIONS WITH AFFILIATES

Included in accounts receivables at December 31, 2015 was approximately $1,000 due from companies related through common ownership. There were no accounts receivables from companies related through common ownership at December 31, 2014.

Included in accounts payable at December 31, 2015 and 2014, was approximately $49,000 and $17,000, respectively, due to companies related through common ownership.

Sales to and purchases from companies related through common ownership for the year ended December 31, 2015, were approximately $51,000 and $1,837,000, respectively, for the year ended December 31, 2014, were approximately $364,000 and $4,178,000, respectively, and for the year ended December 31, 2013, were approximately $118,000 and $1,226,000, respectively.

NOTE D - ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the Company’s allowance for doubtful accounts are as follows at December 31:

	2015	2014

Beginning balance	$485,172	$475,000
Bad debt expense	54,497	48,602
Recoveries	—	1,250
Accounts written off	(43,528)	(39,680)

Total allowance for doubtful accounts	$496,141	$485,172

NOTE E - DEBT

Debt as of December 31, 2015 and 2014, is as follows:

	2015	2014

Revolving line of credit	$9,000,000	$33,100,000

In April 2012, the Company entered into a new loan agreement. The loan named both the Company and its subsidiary, Special Metals, Inc., as co-borrowers. In June 2014, the Company amended the agreement to include Kreher Wire Processing, Inc. as a co-borrower. The loan is for $50,000,000, which can be increased to $65,000,000 in $5,000,000 increments. The interest charged on the loan is divided into the LIBOR portion and the prime rate portion. The outstanding balance on the LIBOR portion at a rate of 1.67% was $9,000,000 at December 31, 2015. There was no outstanding balance on the prime rate portion at December 31, 2015. The outstanding balance on the LIBOR portion at a rate of 1.42% was $29,000,000 at December 31, 2014. The outstanding balance on the prime rate portion at a rate of 3.25% was $4,100,000 at December 31, 2014. The loan is secured by the Company’s receivables, inventory and fixed assets. As of December 31, 2015, the Company’s debt of $9,000,000 is set to mature during the year ending December 31, 2019. The carrying value of debt approximates fair value given the variable nature of the interest rates.

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

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2015 and 2014, are as follows:

	2015	2014
Deferred tax assets
UNICAP	$1,524,318	$762,845
Accounts receivable and inventory reserves and other	378,560	390,863
Foreign currency unrealized loss	543,749	—

Total gross deferred tax assets	2,446,627	1,153,708

Valuation allowance	(543,749)	—

Total net deferred tax assets	1,902,878	1,153,708

Deferred tax liabilities
Amortization of intangibles	—	(12,250)
Depreciation and other	(2,181,598)	(2,318,673)

Total deferred tax liabilities	(2,181,598)	(2,330,923)

Net deferred tax liabilities	$(278,720)	$(1,177,215)

A valuation allowance is recoded when it is more likely than not that some or all deferred tax assets in a given jurisdiction will not be realized. Each year, the Company analyzes its deferred tax assets to determine if future recognition of the assets will be attained. This analysis considers all available positive and negative evidence, including past operating results, the existence of cumulative losses, and estimates of future taxable income. In estimating future taxable income, management develops assumptions, including the estimated amount of future pretax operating income, the reversal of temporary differences, the utilization of net operating losses carryforwards to offset taxable income, and the implementation of strategic initiatives. These assumptions require significant judgement involving estimates of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the available objective evidence per ASC 740 accounting standards, including the Company’s history of losses at their Edmonton Canada branch, it is more likely than not that the net deferred tax assets at the Company’s Canada branch will not be fully realizable. Accordingly, as prescribed by ASC 740, the Company provided for a full valuation allowance against the net deferred tax assets at the Company’s Canada branch as of December 31, 2015. As a results of this analysis, the Company recorded a valuation allowance of $543,749 at December 31, 2015.

The net current and non-current components of the deferred income taxes recognized in the balance sheets at December 31, 2015 and 2014, are as follows:

	2015	2014

Net current assets	$1,902,878	$1,153,708
Net long-term liabilities	(2,181,598)	(2,330,923)

Total net deferred tax liabilities	$(278,720)	$(1,177,215)

Income tax expense consists of the following components as of December 31:

	2015	2014	2013
Current
Federal	$308,379	$3,289,892	$2,553,576
State	107,995	593,421	212,006
Foreign	(238,569)	10,105	26,015
Deferred	(898,495)	(137,968)	(390,537)

Total income tax (benefit) expense	$(720,690)	$3,755,450	$2,401,060

The differences between the federal statutory rate of 34% and the effective rate are due to state income taxes, permanent deductions and the fact that no tax provisions are recorded for operations attributable to Kreher Steel Company, LLC in the accompanying financial statements. Tax years dated back to December 31, 2011, are open for federal and state tax audit purposes. The total effective rate of the subsidiaries at December 31, 2015, 2014 and 2013, was 20.0% 19.4%, and 14.9%, respectively.

A reconciliation of the effective income tax rate to the U.S. statutory tax rate is as follows:

	2015	2014	2013

U.S. statutory tax rate	34.0%	34.0%	34.0%
Non-taxable LLC income	30.3	(16.2)	(19.8)
Valuation allowance	(14.0)	—	—
State and local taxes - net of federal tax expense	(3.0)	3.1	1.6
Differences in foreign taxes	2.4	(0.1)	(0.1)
Goodwill impairment	(33.3)	—	—
Permanent and other	3.6	(1.4)	(0.8)

Effective tax rate	20.0%	19.4%	14.9%

NOTE G - COMMITMENTS

Operating Lease Commitments

The Company leases certain equipment and warehouse space under operating lease obligations with rent escalation clauses for the warehouse space only. Accordingly, the Company has recorded these lease obligations on a straight-line basis and recorded a deferred rent liability of approximately $31,000 and $28,000 for the years ended December 31, 2015 and 2014, respectively. Rent expense, net of sublease income for the years ended December 31, 2015, 2014 and 2013, was approximately $1,154,000, $1,220,000, and $1,335,000, respectively. The following shows minimum future rental payments for the next five years under these obligations:

Years ending December 31,

2016	$726,524
2017	545,329
2018	493,038
2019	240,945
2020 and thereafter	19,213

Capital Lease Commitments

In 2010, 2013 and 2015, Special Metals, Inc. entered into several lease agreements that met the criteria for capitalization. At December 31, 2015 and 2014, the gross amount of cost related to capital leases included in machinery and equipment was approximately $308,000 and $197,000, respectively. Related accumulated amortization at December 31, 2015 and 2014 was approximately $182,000 and $154,000, respectively. The total rental payments incurred for the years ended December 31, 2015, 2014 and 2013, were approximately $62,000, $44,000, and $57,000, respectively.

Total future capital lease obligations relating to the leases are as follows:

Years ending December 31,
2016	$52,189
2017	52,189
2018	43,086
2019	24,879
2020	5,569
Total future capital lease obligation payments	177,912
Less amounts representing interest	(43,526)
Present value of future capital lease obligation payments	$134,386

Health Insurance

The Company and its wholly owned subsidiary maintained a fully insured health insurance plan. On January 1, 2014, the Company and the wholly owned subsidiary changed to a partially self-funded plan under which the Company is self-insured to a maximum of $65,000 per individual per year. The maximum Company liability is approximately $2,556,000 for the group as a whole. Approximately $2,077,000, $1,977,000, and $2,060,000 was expensed in 2015, 2014 and 2013, respectively, under these plans. The Company has accrued approximately $298,000 and $306,000 for health insurance claims not processed at December 31, 2015 and December 31, 2014, respectively.

NOTE H - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified plan under Section 401(k) of the Internal Revenue Code. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of the lesser of 60% of eligible compensation or $18,000 and $17,500 (the federal limit for 2015 and 2014, respectively). The Company has a non-discretionary match of 100%, up to 4% of what employees elect. The Company also has a profit-sharing match of $500 per participant, which is discretionary. This discretionary match was paid in 2015, 2014 and 2013. Participants are fully vested at all times in their contributions and become fully vested in the Company’s contributions over a defined period. Approximately $295,000, $301,000 and $276,000 was charged to expense for the years ended December 31, 2015, 2014 and 2013, respectively. The plan is responsible for costs associated with its administration.

The Company also maintains a qualified plan under Section 401(k) of the Internal Revenue Code at a wholly owned subsidiary. This plan is available for all employees who have completed one year or more of continuous service. The plan allows employees to contribute an annual limit of $18,000 and $17,500 (the federal limit for 2015 and 2014, respectively). The Company will match contributions at the discretion of management. The Company also has a discretionary profit-sharing contribution. Participants are fully vested in all contributions. During 2015, 2014 and 2013, approximately $5,000, $420,000 and $360,000, respectively, was charged to expense. The plan is responsible for costs associated with its administration.

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

NOTE K - SUBSEQUENT EVENTS

The Company evaluated its December 31, 2015 financial statements for subsequent events through February 19, 2016, the date the financial statements were available to be issued. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kreher Steel Company, LLC

We have audited the accompanying consolidated balance sheets of Kreher Steel Company, LLC (a Delaware limited liability corporation) and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, member’s capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreher Steel Company, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Chicago, Illinois
February 19, 2016

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
A.M. Castle & Co.
Oak Brook, Illinois

We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s election to change its method of accounting for its United States metals inventory from the last-in first-out method to the average cost method.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 15, 2016

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
Item 9B — Other Information
None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance

Executive Officers

Information with respect to our executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Directors

Information with respect to our directors is set forth below. Information with respect to Mr. Scheinkman is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Brian P. Anderson	Director since 2005	Age 65

Board Chairman Committees: Governance Chairperson Audit Member Human Resources Interim Chairperson
Non-executive Chairman of the Board of the Company since 2010. Former Executive Vice President/CFO of OfficeMax, Incorporated, a distributor of business to business and retail office products, from 2004 to 2005. Mr. Anderson was also Senior Vice President and Chief Financial Officer of Baxter International, Inc., a medical products and services company, from 1998 to 2004. Mr. Anderson also serves on the board of directors of W.W. Grainger, Inc., a global broad line supplier of maintenance, repair, and operating products, since 1999, PulteGroup, Inc., a homebuilding company, since 2005, and James Hardie Industries, Plc, a global manufacturer of fiber cement siding and backerboard, since 2006.

Mr. Anderson served as the chief financial officer of two publicly-traded companies, held finance positions including corporate controller and vice president of audit, and was an audit partner at an international public accounting firm. As a result, he has in-depth knowledge of accounting and finance as well as familiarity in risk management and risk assessment and the application of the Committee of Sponsoring Organizations of the Treadway Commission internal controls framework. In addition, while serving as a chief financial officer, Mr. Anderson had primary responsibility for the supply chain and logistics of that company, experience that is very valuable to companies in Castle’s industry. Mr. Anderson presently serves on the compensation committee of one public company, the governance committee of three, and the audit committee of four, including Castle.

Reuben S. Donnelley	Director since 2011	Age 57

Committees:
General Partner at W.B. & Co., a nominee partnership, since 2013. Mr. Donnelley served as a broker at Cassandra Trading Group, L.L.C., a registered broker-dealer and market maker, from 2005 to 2013. He is also a director of Simpson Estates, Inc., a private asset management firm, since 1996.

Mr. Donnelley’s years of experience with capital market transactions and private equity investments, including extensive experience with investments in both public and private companies, provides valuable financial expertise to the Board.

Pamela Forbes Lieberman	Director since 2007	Age 61

Committees: Audit Chairperson Governance Member Human Resources Member
Interim Chief Operating Officer of Entertainment Resource, Inc., a video distributor, from March 2006 to August 2006. Ms. Forbes Lieberman was Director, President, and Chief Executive Officer of TruServ Corporation (now known as True Value Company), a member owned wholesaler of hardware and related merchandise, and provider of marketing, merchandising and other value added services, from 2001 to 2004. Ms. Forbes Lieberman is also a director of Standard Motor Products, Inc., a leading manufacturer, distributor, and marketer of replacement parts for motor vehicles, since 2007, and VWR Corporation, a provider of laboratory products, services, and solutions, since 2009. She is also a member of the Board of Directors of the Company’s Kreher Steel joint venture, and has served as Chairperson of the Company’s Audit Committee since 2012.

Ms. Forbes Lieberman’s service as Chief Executive Officer of True Value Company brings to the Board senior executive experience leading a publicly traded wholesale/distribution business, with expertise in turnaround management, communications, culture change, and distribution and supply chain strategies. Ms. Forbes Lieberman also possesses valuable financial expertise, including extensive experience as chief financial officer of various distribution and manufacturing businesses, both public and private, where she was directly responsible for financial and accounting issues, acquisitions and divestitures and information systems. She also possesses public accounting expertise as a former senior manager at PricewaterhouseCoopers LLP. Through her service on the boards described above, she has valuable experience in governance, executive compensation, and finance, including private equity, and audit issues.

Gary A. Masse	Director since 2012	Age 54

Committees: Audit Member Human Resources Member Finance Member
Chief Executive Officer of Coveris Holdings Corp., a global plastics packaging company, since April 2014. Mr. Masse previously served as Chief Executive Officer of Precision Holding, LLC, a leading global manufacturing and engineering services company, from 2010 to April 2014. Mr. Masse served as Group President - Cooper Tools & Hardware, a business unit of Cooper Industries Plc, a diversified manufacturer of electrical products, tools and hardware, from 2006 to 2010. Mr. Masse joined Cooper after nine years with Danaher Corporation, a global designer, manufacturer and marketer of a wide variety of industrial products, where he most recently served as Vice President and Group Executive of its Gilbarco/Veeder-Root business, a leading provider of equipment and integrated technology solutions to the retail petroleum and commercial fueling industry, from 2003 to 2005.

Mr. Masse’s service as Chief Executive Officer of Coveris Holdings Corp. and previously of Precision Holding, LLC and his other executive and management experience well qualifies him to serve on our Board. His expertise in leading complex global organizations, as well as strong background and experience in engineering, manufacturing (domestic and international), and business development contributes greatly to the Board’s composition.

Jonathan B. Mellin	Director since 2014	Age 52

Committees: Finance Chairperson Governance Member Human Resources Member
President and Chief Executive Officer of Simpson Estates, Inc., a private asset management firm, since 2013. Mr. Mellin became President of Simpson Estates, Inc. in 2012, prior to being appointed as Chief Executive Officer. Prior to joining Simpson Estates, Inc., Mr. Mellin served as the Chief Financial Officer for the Connors Family group of companies, from 2005 to 2012.

Mr. Mellin’s years of experience as the Chief Financial Officer of large private companies and subsidiaries of publicly-held companies provides valuable financial expertise to the Board, including extensive experience in annual business planning, forecasting, and expense reduction. His expertise in leading complex finance functions as well as strong background and experience with strategic acquisitions and major restructuring projects contributes greatly to the Board’s composition. Mr. Mellin is also a Certified Public Accountant.

Kenneth H. Traub	Director since 2015	Age 54

Committees: Finance Member
Managing Partner at Raging Capital Management, LLC, an investment management firm, since 2015. Mr. Traub previously served as President and Chief Executive Officer of Ethos Management, LLC, an investment advisory company, from 2009 to 2015 and was the General Partner of Rosemark Capital, a private equity firm, from 2013 to 2015. Mr. Traub has also previously served as President and Chief Executive Officer of American Bank Note Holographics, Inc., a global supplier of optical security devices, from 1999 until its acquisition by JDS Uniphase Corp. in 2008. Mr. Traub is currently a director of the following public companies: (i) Vitesse Semiconductor Corporation, a leading supplier of integrated circuit solutions for next-generation carrier and enterprise networks, since 2013, (ii) MRV Communications, Inc., a leading provider of optical communications network equipment and integration, since 2011, (iii) DSP Group, Inc., a leading global provider of wireless chipset solutions for converged communications, since 2012, and (iv) Athersys, Inc., a biotechnology company engaged in the discovery and development of therapeutic product candidates, since 2012.

Mr. Traub’s more than 20 years of senior management, corporate governance, turnaround and transactional experience with various public and private companies qualifies him to serve on our Board. His wealth of board experience will allow him to provide valuable advice and guidance to our Board.

Allan J. Young	Director since 2015	Age 59

Committees: Finance Member Governance Member
Managing Partner at Raging Capital Management, LLC, an investment management firm, since 2006. Mr. Young previously served as a Director of Research at RateFinancials, Inc., an independent securities research firm, from 2003 to 2006, and as a director of SMG Indium Resources Ltd., a company that stockpiles indium for consumer electronics manufacturing applications, from 2013 to 2015.

Mr. Young’s extensive experience in financial analysis, accounting, public company reporting, and corporate governance well qualifies him to serve on our Board. His strong financial background and experience with investment analysis provides the Board with valuable financial expertise.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

Committees of the Board of Directors

The Board has four standing committees: the Audit Committee, the Finance Committee, the Governance Committee, and the Human Resources Committee. Each committee has a written charter adopted by the Board, copies of which are posted under the “Corporate Governance” section of the Company’s website at https://www.castlemetals.com/investors/corporate-governance.

Each Committee reviews the appropriateness of its charter and performs a self-evaluation at least annually. The following table summarizes the current membership and responsibilities of each of our four standing Board Committees:

	Responsibilities	Committee Members
AUDIT COMMITTEE
Oversight of the quality and integrity of the company’s financial statements and internal controls.
Monitors the Company’s compliance with legal and regulatory requirements.
Reviews the qualifications, performance, and independence of the Company’s independent auditors.
Reviews the performance of the Company’s internal audit function.
Oversight of annual risk management assessments.
Monitors reports received on the Company’s incident reporting hotline.
Oversight of compliance program, including an annual review of the Code of Conduct.
Prepares the “Report of the Audit Committee” for our stockholders included in the Company's annual meeting proxy.
Ms. Forbes Lieberman (Chair) Mr. Anderson Mr. Masse
FINANCE COMMITTEE
Reviews, evaluates, and makes recommendations to the Board regarding the Company’s capital structure, working capital management, and other financial strategies.
Assists the Board in oversight of share redemption and purchase activities.
Reviews financial risk management, including interest rates, foreign exchange, etc.
Mr. Mellin (Chair) Mr. Masse Mr. Traub Mr. Young
GOVERNANCE COMMITTEE
Oversight of governance policies and practices.
Reviews governance-related legal and regulatory matters that could impact the Company.
Reviews and makes recommendations on the overall size and composition of the Board and its Committees.
Oversight of Board recruitment, including identification of potential director candidates, evaluating candidates, and recommending nominees for membership to the full Board.
Leads the annual self-evaluation of the Board and its Committees and reports the results.
Mr. Anderson (Chair) Ms. Forbes Lieberman Mr. Mellin Mr. Young
HUMAN RESOURCES COMMITTEE
Determines the composition and value of non-CEO executive officer compensation and makes recommendations with respect to CEO compensation to the independent members of the Board who collectively have final approval authority.
Reviews the compensation philosophy, selection of compensation elements to balance risk, reward, and retention objectives, and the alignment of incentive compensation to the Company’s strategy.
Oversight of compensation plans and policies.
Retains authority to retain and terminate a compensation consultant.
Reviews and recommends changes to the Board regarding Director compensation.
Prepares the Human Resources Committee’s report to stockholders as provided below in the section titled “Report of the Human Resources Committee”.

Mr. Anderson (Interim Chair1) Ms. Forbes Lieberman Mr. Masse

(1) As a result of the related party transactions in February 2016 with W.B. & Co. and FOM Corporation described below in the section entitled “Related Party Transactions and Relationships”, certain members of the Human Resources Committee were rendered no longer eligible to serve under our governance documents. To correct this, on March 9, 2016, the Board of Directors unanimously approved reconstitution of the Human Resources Committee to include the above-referenced Directors, for an interim period until such time as the Company’s director elections at its annual meeting for 2016 are completed and the then-current Board can re-assess its committee membership.

Director Candidates

Any stockholder who wishes to recommend individuals for nomination to the Board may do so in accordance with our Bylaws, which require advance notice to the Company and certain other information. If you are interested in recommending a director candidate, you should request a copy of the Bylaw provisions by writing to our Corporate Secretary at 1420 Kensington Road, Suite 220, Oak Brook, Illinois 60523.

The Governance Committee identifies nominees for directors from various sources, including suggestions from Board members and management, and in the past has used third party consultants to assist in identifying and evaluating potential nominees. The Governance Committee will generally consider persons recommended by the stockholders in the same manner as a committee-recommended nominee.

The current membership of the Board represents a diverse mix of directors in terms of background, and expertise. In considering whether to recommend persons to be nominated for directors, the Governance Committee will apply the criteria set forth in the Company’s Corporate Governance Guidelines, which include:

•	Business experience

•	Integrity

•	Absence of conflict or potential conflict of interest

•	Ability to make independent analytical inquiries

•	Understanding of the Company’s business environment

•	Willingness to devote adequate time to Board duties

While our Corporate Governance Guidelines do not prescribe specific diversity standards, they do provide that the Board will seek a diversified membership for the Board as a whole, in terms of both the personal characteristics of individuals involved and their various experiences and areas of expertise. When identifying and evaluating candidates, the Governance Committee, as a matter of practice, also considers whether there are any evolving needs of the Board that require experience in a particular field, and may consider additional factors it deems appropriate. The Governance Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Governance Committee also conducts regular reviews of current directors whose terms are nearing expiration, but who may be proposed for re-election, in light of the considerations described above and their past contributions to the Board.

Under the Company’s Corporate Governance Guidelines, no director may be nominated for re-election following his or her 72nd birthday. On the recommendation of the Governance Committee, the Board may waive this requirement as to any director if it deems a waiver to be in the best interests of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership of the Company’s common stock with the SEC and to furnish the Company with a copy of those reports.

Based on our review of the reports and upon the written confirmation that we received from each of our Executive Officers and Directors, we believe that all Section 16(a) reports were timely filed in 2015.

Code of Conduct

The Board has adopted a Code of Conduct for Directors and a Code of Conduct for Officers. A copy of our Code of Conduct policies can be found on the “Corporate Governance” section of the Company’s website at https://www.castlemetals.com/investors/corporate-governance.

Every Director and Officer is required to read and follow the Code that is applicable to their role. Any waiver of either Code of Conduct requires the approval of the Governance Committee, and must be promptly disclosed to our stockholders. We intend to disclose on the “Corporate Governance” section of our website any amendments to, or waivers from, the Code of Conduct.

ITEM 11 — Executive Compensation

Compensation Discussion and Analysis
Named Executive Officers for 2015

Name	Position	Notes
Steven Scheinkman	President and Chief Executive Officer	Appointed to current role on April 16, 2015.
Patrick Anderson	Executive Vice President, Chief Financial Officer and Treasurer	Appointed to current expanded CFO role on May 27, 2015.
Marec Edgar	Executive Vice President, General Counsel, Secretary & Chief Administrative Officer	Appointed to current expanded CAO role on May 27, 2015.
Thomas Garrett	Vice President, President, Total Plastics	Appointed to current role on March 28, 1988.
Ronald Knopp	Executive Vice President, Chief Operating Officer	Appointed to current expanded COO role on May 27, 2015.
Scott Dolan	Former President and Chief Executive Officer	Resigned on April 16, 2015.
Stephen Letnich	Former Chief Commercial Officer	Separated from employment on June 24, 2015.

Executive Compensation Overview

Checklist of Compensation Practices
WHAT WE DO	WHAT WE DON’T DO
✓ Stringent stock ownership guidelines
✓ Align executive compensation with stockholder returns through long-term incentives
✓ Include “double-trigger” change in control provisions in change-in-control agreements
✓ Balance of short- and long-term incentives
✓ Clawback provisions in all compensation programs
✓ Annual stockholder “say-on-pay” advisory vote
✓ Condition grants of long-term incentive awards on execution of appropriate restrictive covenants
✗ Generally do not utilize employment contracts ✗ No repricing underwater options ✗ No tax gross-ups ✗ No excessive perquisites ✗ No hedging of Company stock ✗ No pledging of Company stock

Elements of Compensation, Recent Enhancements and Link to Strategy

We have three elements of total direct compensation: base salary, annual incentives, and long-term incentives, which are described in the following table. We also provide our Named Executive Officers with limited perquisites and standard retirement and benefit plans (see the sections below entitled "Retirement Benefits" and "Perquisites and Other Personal Benefits").

CEO 2015 Target Total Direct Compensation
Base Salary	44%
Cash Annual Incentive	15%
Long-Term Incentive	41%

Other Named Executive Officers' 2015 Target Total Direct Compensation*
Base Salary	63%
Cash Annual Incentive	16%
Long-Term Incentive	21%
*represents average opportunity for Messrs, Anderson, Edgar, Garrett and Knopp in 2015

In the past year, we have made significant enhancements to our compensation program to further align leadership performance by focusing on future stock price appreciation to increase value to our stockholders.

Pay Element	Description and Purpose	Actions and Recent Enhancements	Link to Business and Talent
Base Salary	Fixed compensation recognizes individual performance, seniority, scope of responsibilities, leadership skills and experience. Reviewed annually.	Salary increases implemented under new consolidated management structure in May 2015 to recognize enhanced roles and responsibilities.	Competitive base salaries help attract and retain executive talent. Increases are not automatic or guaranteed.
Annual Incentives
Variable compensation based on performance against annually established targets and individual performance.
Designed to reward executives for annual performance on key operational and financial measures, as well as individual performance.
Reduced number of participants eligible to participate to align with short-term Company objectives; for 2015, our main focus was to effectuate immediate improvements to our capital structure.
Metrics and targets are evaluated each year for alignment with business strategy.
Consistent with strategy to focus on capital structure improvements, incentive was based on the executive management team’s individual efforts in successfully refinancing the Company’s long-term public debt.

Long-Term Incentives
Variable equity compensation; payable in the form of restricted stock units and stock options.
Designed to drive sustainable performance that delivers long-term value to stockholders and directly ties the interests of executives to those of stockholders.
The Human Resources Committee reviews the equity metrics annually.
		For 2015, the mix of equity was changed to 2/3 stock options and 1/3 restricted stock units.	Our long-term incentive program is designed to focus on stock price appreciation. Awards vest over multi-year periods to help encourage retention of talent.

Executive Compensation Philosophy
Each year, the Human Resources Committee reviews and approves the Company's overall Compensation Philosophy and Strategy. Pay for performance is an essential element of the Company's executive compensation philosophy. The Company’s executive compensation programs are designed so that a significant portion of an executive’s compensation is dependent upon the performance of the Company. Measures of financial performance for short-term and long-term incentive programs, and the use of equity, are intended to align compensation with the creation of stockholder value. Threshold, target, and maximum performance goals under incentive programs are selected so as to generate minimum, target, or maximum payouts, commensurate with performance, respectively.
These programs are designed to provide a total compensation opportunity for the Named Executive Officers that is competitive with the total compensation opportunity offered to executives with similar responsibilities at comparable companies, also known as the “market median guideline.” Actual compensation will differ from the targeted opportunity based on actual Company performance. Total compensation is the aggregate of the following categories: (i) base salary; (ii) short-term incentive compensation; and (iii) long-term incentive compensation. In reviewing the Named Executive Officers’ target total cash compensation and total direct compensation opportunities, the Human Resources Committee uses the fiftieth percentile of the competitive market data (“market median,” as described below) as a guideline. In 2015, based on Company performance and corresponding incentive plan achievement, the actual total cash compensation and actual total direct compensation of the Named Executive Officers was below market median. Other factors considered by the Human Resources Committee in setting each Named Executive Officer’s opportunity are experience, internal equity (rational linkage between job responsibilities and total compensation opportunities across all jobs within the Company), individual executive performance, and the alignment between Company performance and executive pay.
Benchmarking
In order to establish the market median guideline, the Human Resources Committee reviews competitive market compensation data on a biennial basis, including the compensation practices of selected similar companies (the “Compensation Peer Group”), and broader industry compensation data provided by its executive compensation consultant.
The Compensation Peer Group consists of publicly-traded corporations that operate either in the metals industry or in the distribution of industrial products, with a focus on those that have similar business models to Castle. The Compensation Peer Group for 2015 remained the same as 2014, and consisted of the following 13 companies:

Applied Industrial Tech, Inc.	Olympic Steel Inc.
Carpenter Technology Corp.	Quanex Building Products Corporation
Gibraltar Industries, Inc.	Schnitzer Steel Industries, Inc.
Global Brass and Copper Holdings	Shiloh Industries, Inc.
Haynes International, Inc.	The Timken Company
Kaman Corporation	Worthington Industries, Inc.
Lawson Products, Inc.
Executive Compensation Process
Oversight of the Executive Compensation Programs
The Human Resources Committee oversees our executive compensation programs, operating under a charter that is reviewed annually and approved by the Board. All members of the Human Resources Committee are required to be independent and non-employee directors under the applicable NYSE and SEC rules. The Human Resources Committee operates with the assistance of an executive compensation consultant, who is engaged on an annual basis and is also independent of the Company and management.
Process for Executives other than the CEO
We utilize a formal performance management process to establish goals for our executive officers, including the Named Executive Officers, and to evaluate management performance. The Human Resources Committee annually reviews the performance of the executive officers with the CEO, and the CEO's recommendation for any changes in the executive officers' compensation.
The CEO's performance review of the executive officers addresses each executive's performance relative to established financial and personal objectives and specific project assignments, and includes a review of the following leadership competencies:

•	Strategic leadership

•	Driving execution

•	Cross-functional alignment and collaboration

•	Decision making

•	Talent management

•	Engaging and influencing others

•	Business, financial, and other relevant subject matter acumen

In addition to the reviews of individual executive performance, the Human Resources Committee takes into account the overall performance of the Company (as related to the short term and long term incentive plans), as well as the analysis and findings of its executive compensation consultant regarding market pay levels and practices.

The Human Resources Committee also reviews and approves the material terms of any employment, severance, and change-in-control agreements with the Named Executive Officers, with a view to approving terms that are competitive in the marketplace and that serve to attract, motivate and retain executives.

Process for the CEO

Early each year, the Board meets in executive session with the CEO to discuss the CEO's prior year performance, and to identify tentative goals for the upcoming year.

As with the process for the other Named Executive Officers, the Human Resources Committee considers individual performance, Company performance, and the analysis of its compensation consultant when setting the CEO’s compensation. The Human Resources Committee develops recommendations for CEO compensation for the upcoming year for consideration by the Board.
The Board meets annually, without the CEO present, to consider the recommendations of the Human Resources Committee, determine any compensation adjustments applicable to the CEO, and finalize the CEO's goals and objectives for the upcoming year. The independent members of the Board then meet with the CEO.
Base Salary
With the exception of the CEO, whose compensation was reviewed and recommended by the Human Resources Committee and approved by the independent members of the Board, the Human Resources Committee reviewed and approved the base salaries of the Named Executive Officers. In each case, the Human Resources Committee took into account the CEO’s recommendation, as well as experience, internal equity, the performance of each Named Executive Officer during the year, and external competitive compensation data. The Human Resources Committee made the following decisions regarding the base pay of the Named Executive Officers in 2015:

•	No changes were made to Mr. Scheinkman’s salary due to his April 16, 2015, hire date.

•
Mr. Patrick Anderson received an increase of 29% on May 27, 2015, in connection with his permanent appointment as Executive Vice President, Chief Financial Officer and Treasurer and expanded responsibilities.

•	Mr. Edgar received an increase of 18% on May 27, 2015, in connection with his expanded role as Executive Vice President, General Counsel, Secretary and Chief Administrative Officer.

•	No changes were made to Mr. Garrett’s salary.

•	Mr. Knopp received an increase of 30% on May 27, 2015, in connection with his expanded role as Executive Vice President, Chief Operating Officer.
Annual Incentives
Annual incentives are awarded under the Company’s Short-Term Incentive Program (“STIP”).
Reduction of 2015 STIP Targets
In July 2015, the Board voted to substantially redesign the STIP to focus on the Company’s immediate priorities-the completion of the Company’s refinancing and wholesale improvements to the financial condition of the Company. Accordingly, and as previously disclosed, the Board reduced each Named Executive Officer’s cash STIP opportunity (other than Mr. Garrett’s opportunity, which related to the performance of a Company subsidiary, Total Plastics, Inc. (“TPI”), and which remained unchanged) to 40% of the original target cash award. The Board also approved stock option awards under the STIP for each Named Executive Officer (other than Mr. Garrett) with a grant date fair value equal to approximately 18% of the original target cash award.

The original and modified 2015 STIP award opportunities for the Named Executive Officers who were actively employed at the time of grant are shown below in detail (Messrs. Dolan and Letnich did not receive 2015 STIP awards because their employment with the Company terminated before such awards were granted, and thus, they are not included in the summary below):

Name	Original Target Bonus Opportunity	July 2015 Target Cash Bonus Opportunity	July 2015 Stock Option Award (#)	Stock Option Award Grant Date Value
Steven Scheinkman(1)	$576,148	$230,459	50,000	$105,000
Patrick Anderson	$165,000	$66,000	14,100	$29,610
Marec Edgar	$187,000	$74,800	15,900	$33,390
Thomas Garrett(2)	$99,502	$99,502	—	—
Ronald Knopp	$165,000	$66,000	14,100	$29,610

(1)	Mr. Scheinkman’s target cash award opportunity under the 2015 STIP was prorated based on his April 16, 2015 start date as President and Chief Executive Officer.

(2)	The performance measures applicable to Mr. Garrett’s 2015 STIP opportunity were EBITDA, On-Time Delivery, and Days’ Sales in Inventory for TPI for the year.
2015 STIP Payouts
In February 2016, following the successful results of the Company’s refinancing efforts, the Board approved generally enhanced payouts under the 2015 STIP, in recognition of the significant achievements made by our Named Executive Officers in improving the Company’s overall financial health and the substantial advancements made with respect to the operational restructuring of the Company and the divestiture of various Company business segments (both completed and currently in progress). The cash payouts ultimately approved by the Board under the 2015 STIP are provided in the table below:

Name	Actual 2015 STIP Cash Payout
Steven Scheinkman (1)	$230,459
Patrick Anderson	$165,000
Marec Edgar	$187,000
Thomas Garrett (2)	—
Ronald Knopp	$165,000

(1)	The Board determined to pay Mr. Scheinkman’s 2015 STIP award at his July 2015 target amount.

(2)
In lieu of a payout under the 2015 STIP and pursuant to the retention agreement entered into on February 15, 2016 (described in more detail in the section below entitled, “Retention Agreements”), Mr. Garrett will receive a $100,000 cash bonus, provided that he remains employed by the Company through the earlier of April 1, 2016, or a sale of TPI.

In order to illustrate the Company’s historical performance against STIP performance measures, the following is a summary of the actual overall corporate STIP payout percentages achieved for the Named Executive Officers as a group (other than Mr. Garrett), expressed as a percentage of target opportunity, for the last three years:

•	31% in 2013

•	0% in 2014

•	59% in 2015

Changes to the STIP for 2016
To align the efforts of the Named Executive Officers (other than Mr. Garrett, who is not expected to be employed by the Company following the completion of the previously announced sale of TPI in 2016) with the Company’s current goals, in February 2016, the Board approved the 2016 STIP with performance measures tied directly to: (1) de-leveraging the Company’s balance sheet and reducing interest expense through strategic asset sales completed at maximized value; and (2) improving the near-term profitability of the Company by ensuring cash-positive operating performance. Specifically, half of the Named Executive Officers’ 2016 STIP opportunity will be based on the total gross value delivered to the Company (and subsequently used for debt reduction)

via the sale of pre-defined strategic assets; the other half of the Named Executive Officers’ 2016 STIP opportunity will be based on the Company’s achievement of cash-positive operating performance in 2016.

Long-Term Incentives

Overview
We grant long-term incentive awards under our Long-Term Compensation Plan (“LTCP”) to our executive officers, including the Named Executive Officers, and select members of management, to reward performance over a three-year time period. Equity-based compensation remains an important component of the Company’s overall compensation strategy to align the interests of our Named Executive Officers with the interests of our shareholders and serves as an important tool for the Company with respect to attracting and retaining executive talent.
Under the LTCP, awards are granted annually at the discretion of the Human Resources Committee (or, in the case of the CEO, the Board). The Human Resources Committee approves a specific LTCP award opportunity for each executive officer (with the exception of the CEO, whose specific opportunity under the LTCP is reviewed and recommended by the Human Resources Committee and approved by the independent members of the Board). All LTCP awards described below are subject to the terms of the Company’s 2008 Omnibus Incentive Plan, which was previously approved by the Company’s shareholders.

2015 Long-Term Incentive Award
The LTCP was updated in 2015 to replace grants of performance stock units, which used to be a component of the LTCP, with non-qualified stock options, in addition to time-based restricted stock units. Accordingly, our 2015-2017 LTCP was comprised of one-third restricted stock units and two-thirds non-qualified stock options. Approximately 50 employees were granted awards under the 2015-2017 LTCP.
The number of restricted stock units and stock options granted to our Named Executive Officers who were actively employed at the time of grant is provided below (Messrs. Dolan and Letnich did not receive 2015-2017 LTCP awards because their employment with the Company terminated before such awards were granted, and thus, they are not included in the summary below):

Name	Restricted Stock Units Award	Stock Option Award	Stock Option Award Grant Price
Steven Scheinkman	65,000	180,000	$3.92
Patrick Anderson	7,394	36,505	$3.92
Marec Edgar	11,454	41,373	$3.92
Thomas Garrett	7,914	24,216	$3.92
Ronald Knopp	9,147	36,505	$3.92

2014 Long-Term Incentive Award
The 2014-2016 LTCP remains outstanding and will vest on December 31, 2016. The 2014-2016 LTCP consists of two-thirds performance shares and one-third time-based restricted stock units.
2014 Performance Measures
As previously disclosed, the performance measures under the 2014-2016 LTCP consist of 50% relative total shareholder return (“RTSR”) and 50% return on invested capital (“ROIC”). Payout of the performance shares is based on the attainment of the following goals over a three-year period.

•RTSR threshold is the 25th percentile
•RTSR target is the 50th percentile
•RTSR maximum is the 75th percentile
•ROIC threshold is 4.5%
•ROIC target is 6.0%
•ROIC maximum is 7.5%

The Human Resources Committee approves the performance measures, weightings, performance goals, and calibration of shares earned over the payout range between threshold, target and maximum opportunities. The RTSR peer group was previously disclosed in our 2015 Proxy Statement.

2014 Outstanding Awards
The outstanding awards under the 2014-2016 LTCP granted to each Named Executive Officer, other than Mr. Scheinkman, who joined the Company in April 2015, is shown below:

		Performance Shares
Name	Restricted Stock Units	Threshold	Target	Maximum
Patrick Anderson	3,002	3,007	6,013	12,026
Marec Edgar	4,937	4,944	9,888	19,776
Thomas Garrett	3,374	3,380	6,759	13,518
Ronald Knopp	3,632	3,638	7,275	14,550
Scott Dolan(1)	29,979	30,025	60,049	120,098
Stephen Letnich(1)	8,118	8,130	16,259	32,518

(1)	Outstanding awards forfeited upon departure from the Company.

2013 Long-Term Incentive Award
The 2013-2015 LTCP vested on December 31, 2015. The 2013-2015 LTCP consisted of two-thirds performance shares and one-third time-based restricted stock units.
2013 Performance Measures
As previously disclosed, the performance measures under the 2013-2015 LTCP consisted of 50% RTSR and 50% Three-Year Modified ROIC. Payout of the performance shares was based on the attainment of the following goals over a three-year period.
•RTSR threshold is the 25th percentile
•RTSR target is the 50th percentile
•RTSR maximum is the 75th percentile
•ROIC threshold is 10%
•ROIC target is 11.5%
•ROIC maximum is 13.5%

The RTSR Peer Group was previously disclosed in our 2015 Proxy Statement.

2013 Payout
Upon vesting and following the Human Resources Committee’s review of the attainment of the performance goals under the 2013-2015 LTCP, the following awards were paid out to the Named Executive Officers, other than Mr. Scheinkman and Mr. Edgar, who both joined the Company after the grant date for such awards.

Name	Restricted Stock Units	Performance Shares(1)
Patrick Anderson	2,300	—
Thomas Garrett	2,900	—
Ronald Knopp	2,700	—
Scott Dolan (2)	17,342	—
Stephen Letnich (3)	—	—

(1)
The Human Resources Committee reviewed the extent to which the performance measures were met and determined that the Company’s RTSR performance was below the 25th percentile and the Modified ROIC was below 10%. As the results were below the threshold goals, there were no performance shares paid out under the 2013-2015 LTCP.

(2)	Represents a prorated payout of the 2013-2015 LTCP RSUs, paid out pursuant to Mr. Dolan’s Separation Agreement.

(3)	Shares were forfeited upon Mr. Letnich’s departure from the Company.

Other Awards and Agreements
The Company primarily relies on the established long-term and short-term incentives for our executive officers. In limited circumstances, the Company uses awards of restricted stock, restricted stock units, and discretionary cash awards in connection with executive recruitment, for retention purposes, or in recognition of executive promotions or performance. A description of each of the outstanding awards or awards granted during 2015 under these limited circumstances is below.
Garrett Retention Agreement
On February 15, 2016, the Board entered into a retention agreement with Mr. Garrett to incentivize his assistance and ongoing performance in effectuating the sale of TPI. The retention agreement provides Mr. Garrett with the following benefits:

•
A retention bonus equal to 75% of his annual base salary, payable within 30 days following the closing of a transaction or series of transactions in which all or substantially all of the assets or common stock of TPI are sold, transferred, or otherwise disposed of (a “Sale of TPI”) before the first anniversary of the effective date of the agreement. Mr. Garrett must remain employed by TPI or an affiliate thereof through such a sale in order to receive the retention bonus (he will also be entitled to receive the retention bonus in the event that his employment is terminated without “cause” or for “good reason,” as such terms are defined therein, during the term of the agreement and before a Sale of TPI).

•
A lump sum “enterprise value escalator” if the gross sale price at the closing of a Sale of TPI exceeds the target price established by the Human Resources Committee. Such enterprise value escalator will be equal to $1.25 for every $100 by which the sale price realized on a Sale of TPI exceeds the target price, provided that Mr. Garrett has remained continuously employed by TPI and the successor thereto for at least 180 days following the Sale of TPI (he will also be entitled to receive the enterprise value escalator in the event that his employment is terminated without cause or for good reason after the Sale of TPI, but before 180 days following the Sale of TPI).

•
Enhanced severance benefits if Mr. Garrett’s employment is terminated (by TPI or its successor) within 24 months following the Sale of TPI without cause or for good reason, equal to the sum of: (i) 1.5 times Mr. Garrett’s annualized base salary, and (ii) the grossed-up cost of 18 months of COBRA continuation coverage at the same level of coverage that Mr. Garrett had elected prior to his termination, payable within 30 days following his termination of employment. Any severance benefits payable under the retention agreement would be reduced by base salary amounts and COBRA benefits payable under Mr. Garrett’s severance and/or change in control agreements. Mr. Garrett would be required to timely execute and not revoke a waiver and release of all claims against TPI and its affiliates.

•
A $100,000 cash payment in lieu of any amount payable to Mr. Garrett under the Company’s 2015 STIP (as noted above) on the earlier of April 1, 2016 or a Sale of TPI, provided that Mr. Garrett has remained continuously employed by TPI or an affiliate thereof until the earlier of such dates.

New CEO Arrangements
As previously disclosed, the Company entered into an employment offer letter dated April 16, 2015, with Mr. Scheinkman, and on April 17, 2015, the Board appointed Mr. Scheinkman to the position of President and Chief Executive Officer. In accordance with the offer letter, Mr. Scheinkman receives an annual base salary of $650,000 and is eligible for the annual and long-term awards described above. The Company also entered into severance and change in control agreements with Mr. Scheinkman. Such agreements are described below in the section entitled, "Potential Payments Upon Termination or Change in Control."
Mr. Dolan Resignation
As previously disclosed, in connection with the resignation of Mr. Dolan, the Company entered into a Separation Agreement and General Release with Mr. Dolan, dated April 16, 2015. For more information on this agreement, please see the description in the section below entitled, “Potential Payments Upon Termination or Change in Control.”
Other Cash Awards
In February 2015, Mr. Anderson received a $20,000 cash bonus in connection with his assumption of the Interim Chief Financial Officer role. In May 2015, Mr. Edgar received a $50,000 cash bonus in connection with his performance with respect to preparing for the 2015 Annual Meeting of Stockholders. Also in May 2015, Mr. Knopp received a $26,929 cash bonus in recognition of his promotion to Executive Vice President, Chief Operating Officer.
Severance and Change in Control Benefits
In order to attract and retain an appropriate caliber of talent, we provide our executive officers with the opportunity to be protected under severance and change in control agreements. Such severance and change in control agreements are summarized starting on page below in the section entitled, "Potential Payments Upon Termination or Change in Control."

Retirement Benefits
We currently maintain the following retirement plans for our executive officers that are generally available to all non-union, salaried employees.

•	Salaried Pension Plan and Supplemental Pension Plan
We maintain the Salaried Employees Pension Plan (the “Salaried Pension Plan”), a qualified, noncontributory defined benefit pension plan covering eligible salaried employees who meet certain age and service requirements. We also maintain an unfunded supplemental employee retirement plan (the “Supplemental Pension Plan”) for our executives and senior management, which restores benefits lost due to compensation and benefits limitation imposed by the IRS on deferrals under the Salaried Pension Plan. As of June 30, 2008, the benefits under the Salaried Pension Plan and the Supplemental Pension Plan were frozen. There are no enhanced pension formulas or benefits available to the Named Executive Officers. Refer to the Pension Benefits table below for the value of accumulated pension benefits for the Named Executive Officers.

•	401(k) Savings and Retirement Plan
We maintain the 401(k) Savings and Retirement Plan (the “401(k) Plan”), a qualified defined contribution plan, for our employees in the United States who work full-time. There are no enhanced 401(k) benefits available to the Named Executive Officers. Refer to the All Other Compensation Table below for the Company’s contributions to each Named Executive Officer under the 401(k) Plan.

•	Supplemental 401(k) Savings and Retirement Plan
We maintain an unfunded, nonqualified, deferred compensation plan, the Supplemental 401(k) Plan (the “Supplemental 401(k) Plan”), for our executive officers and senior management. The Supplemental 401(k) Plan has investment options that mirror our 401(k) Plan and provide participants with the ability to save for retirement with additional tax-deferred funds that otherwise would have been limited due to IRS compensation and benefit limitations. Refer to the All Other Compensation Table below for the Company’s contributions to each participating Named Executive Officer under the Supplemental 401(k) Plan.

Perquisites and Other Personal Benefits
We provide the following limited perquisites to our executive officers:

•	Automobile usage or stipends.

•	Phone allowances.

•	Personal Excess Liability Coverage policy.

•	Reimbursement of spousal travel expenses on Company business.

•	Medical, dental, life insurance, short-term, and long-term disability coverage (standard benefits available to most of our employees).

The amount of perquisites and personal benefits paid in 2015 are shown in the footnotes to the Summary Compensation Table below.
Additional Executive Compensation Information and Policies
Stock Ownership Guidelines
Similar to the stock ownership guidelines for directors, we maintain an executive stock ownership guideline for ownership of our stock by our Named Executive Officers. The program is designed to further strengthen alignment between the interests of executive management and those of our stockholders. The guidelines currently provide the following:

•	Executive officers must reach stock ownership levels (provided in table below) within five years of their appointment as an officer.

•
Until the executive officer meets the stock ownership requirement, the executive officer must retain 100% of the after-tax shares of vested restricted stock and 100% of the net after-tax shares of an option exercise.

•
After the executive officer meets the stock ownership requirement, the executive officer must retain at least 50% of the after-tax shares of vested restricted stock and 100% of the net after-tax shares of an option exercise for a period of six months.

•	Compliance reports are presented to the Human Resources Committee on an annual basis.

•
Shares owned outright and beneficially, shares held in nonqualified retirement plans, performance-based shares earned but not yet paid, time-based restricted stock and restricted stock units, and vested stock options count toward satisfaction of the ownership guidelines. Unexercised, vested stock options are valued at the amount recognized by the Company for financial statement reporting purposes.

•	Unvested stock options and unearned performance shares do not help satisfy ownership requirements.
The table below describes the ownership guidelines for each Named Executive Officer actively employed as of December 31, 2015.

Name	Ownership Requirement as a % of Base Salary	Number of Shares Required(1)	Number of Shares Owned	Date to Meet Requirements
Steven Scheinkman	500%	883,152	72,500	04/16/2018
Patrick Anderson	300%	244,565	47,961	09/26/2019
Marec Edgar	100%	92,391	21,479	04/01/2019
Thomas Garrett	100%	67,597	57,784	03/05/2014
Ronald Knopp	100%	81,522	29,123	07/02/2018

(1)
The ownership value will be calculated based on the executive’s base salary and the “fair market value” of the stock at the time that the ownership value is measured, rather than at the time of the initial acquisition of the stock. For purposes of this valuation, “fair market value” of the stock shall equal the average stock price of the Company’s common stock for the 200-day period prior to the measurement date, and in the case of vested unexercised stock options the “fair market value” shall equal the dollar value of those awards recognized by the Company for financial statement reporting purposes.

Compensation Recovery Policy
The Company has adopted a compensation recovery (or “clawback”) policy that requires paid incentive compensation to be recovered by the Company to the extent such compensation would have been lower due to restated financial results. The Human Resources Committee has the authority to calculate the amount of any overpayment and, in its sole discretion, to seek to recover amounts determined to have been inappropriately received by any current or former executive of the Company.

The clawback policy provides that overpayments of compensation should be recovered within twelve months after an applicable restatement of financial results.
Anti-Hedging and Anti-Pledging Policy
Under our Insider Trading Policy, our directors and executive officers are prohibited from (i) hedging the economic interest in our securities, and (ii) purchasing securities on margin, holding Company securities in a margin account, or pledging Company securities as collateral for a loan.

Tax and Accounting Implications of Executive Compensation
Code 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of our Named Executive Officers, with the exception of our Chief Financial Officer. There is an exception to the $1,000,000 limitation for performance-based compensation that meets certain requirements. To the extent deemed necessary and appropriate by the Human Resources Committee, our short- and long-term incentive plan awards may be designed to be performance-based to meet the requirements of Section 162(m) of the Code, so that such amounts may be excluded from the $1,000,000 cap on compensation for deductibility purposes. The following types of compensation generally do not meet the requirements of performance-based compensation under Section 162(m) of the Code:

•	Base salary

•	Discretionary bonuses

•	Restricted stock awards

All of the Company’s incentive awards and individual incentive awards are subject to Federal income, FICA, and other tax withholding as required by applicable law. The Human Resources Committee has the discretion to adjust STIP and LTCP award payments. In doing so, the Human Resources Committee historically considers the requirements of Section 162(m) of the Code. While the Human Resources Committee generally intends to provide incentive compensation opportunities to the Company’s executives in as tax-efficient a manner as possible, we recognize that from time to time it may be in the best interests of stockholders to provide non-deductible incentive compensation. The Company accounts for stock-based payments, including stock options, restricted stock and the performance share awards in accordance with the requirements of ASC Topic 718.

Compensation Consultant
The Human Resources Committee engaged Pearl Meyer & Partners as our compensation consultant for the first three quarters of 2015. In September 2015, we transitioned to a new compensation consultant, Lockton Companies. Prior to the retention of any compensation consultant, the Human Resources Committee reviews relevant NYSE independence factors and any potential conflicts of interest.

The Human Resources Committee conducted this review regarding its engagement of Lockton and concluded that Lockton is independent.

Our compensation consultant provides advice to our Human Resources Committee as follows:

•	Review of the Company's executive compensation program designs and levels, including the mix of total compensation elements, compared to industry peer groups and broader market practices.

•	Information on emerging trends and legislative developments in executive compensation and implications for the Company.

•	Review of the Company's executive and director stock ownership guidelines, compared to industry peer groups and broader market practices.

•	Review of the Company's director compensation program compared to industry peer groups and broader market practices.
Compensation Risk
At the direction of the Human Resources Committee, management, in coordination with its advisors, annually conducts a comprehensive risk assessment of the Company’s compensation policies and practices, which included the following actions:

•	Completed an inventory of the Company’s compensation programs, with input from the Company’s outside legal counsel as to a framework for assessing compensation risk;

•
Reviewed both business and compensation risk to ensure that the Company’s compensation plans appropriately take into account key business risks and do not have design flaws which motivate inappropriate or excessive risk taking; and

•	Reported its findings to the Human Resources Committee.

Management conducted this assessment of all compensation policies and practices for all employees, including the Named Executive Officers, and determined that the compensation programs are not reasonably likely to have a material adverse effect on the Company. This process included a review of the Company’s executive and non-executive incentive compensation programs. Management reviewed the results of this risk assessment with the Human Resources Committee. During the review, several risk mitigating factors inherent in the Company’s compensation practices were noted, including: (i) the Human Resources Committee’s discretion in approving executive compensation and establishing performance goals for short-term and long-term compensation plans; (ii) the Company’s use of a balanced array of performance measures in its short term incentive plan; (iii) stock ownership guidelines for executive officers; and (iv) the Company’s compensation recovery policy.

Compensation tables
Summary Compensation Table

The table below includes the total compensation paid to or earned by each of the Chief Executive Officer, the Chief Financial Officer, the three other most highly compensated current executive officers, and any former executive officers of the Company for the fiscal years ended December 31, 2015, 2014, and 2013. Compensation from 2013 or 2014 is only included if the officer was a Named Executive Officer in such prior year(s).

Mr. Scott Dolan and Mr. Stephen Letnich are included in the following table as former Named Executive Officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Award (4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Steven Scheinkman, President and Chief Executive Officer	2015	455,000	—	254,800	474,000	230,459	—	132,040	1,546,299

Scott Dolan, Former President and Chief Executive Officer(8)	2015	278,750	—	—	—	—	—	1,006,779	1,285,529
	2014	650,000	—	1,466,362	—	—	—	66,787	2,183,149
	2013	650,000	—	1,492,372	—	201,500	—	32,956	2,376,828

Patrick Anderson, EVP, Chief Financial Officer & Treasurer	2015	282,938	119,000	28,984	104,445	66,000	—	36,257	637,624
	2014	212,513	20,000	146,851	—	—	1,133	25,210	405,707

Marec Edgar, EVP, General Counsel, Secretary & CAO	2015	331,077	162,200	44,900	118,205	74,800	—	38,671	769,853
	2014	203,815	100,000	316,463	—	—	—	69,299	689,577
Thomas Garrett, Vice President, President, Total Plastics	2015	258,324	—	31,023	49,643	—	—	50,604	389,594
	2014	247,256	—	165,061	—	94,764	101,737	33,494	642,312
	2013	243,878	—	168,280	—	81,748	—	29,575	523,481

Ronald Knopp, EVP, Chief Operating Officer	2015	281,920	125,929	35,856	104,445	66,000	—	17,713	631,863

Stephen Letnich, Former Chief Commercial Officer(9)	2015	194,986	—	—	—	—	—	355,480	550,466
	2014	323,478	—	397,059	—	—	—	30,737	751,274
	2013	141,539	25,000	438,188	—	44,000	—	8,527	657,254

(1)
Salary and bonus represents approximately 29.4%, 21.7%, 62.3%, 64.1%, 66.3%, 64.5%, and 35.4% of total compensation for the year 2015 for Messrs. Scheinkman, Dolan, Anderson, Edgar, Garrett, Knopp, and Letnich, respectively. The amount in this column for Mr. Scheinkman does not include the fee ($2,500) that he received for his service as a non-employee director on the Board for a portion of 2015 prior to becoming Chief Executive Officer (such amount is instead reported in the Director Compensation Table).

(2)
The amounts in this column include the following: for 2015 - discretionary bonuses for Mr. Anderson ($20,000); Mr. Edgar ($50,000); and Mr. Knopp ($26,929); and the portion of the 2015 STIP bonuses for Messrs. Anderson, Edgar, and Knopp in excess of their target bonuses; for 2014 - a discretionary bonus for Mr. Anderson and a sign-on bonus for Mr. Edgar; and for 2013 - a sign-on bonus for Mr. Letnich.

(3)
The amounts reported in this column reflect the aggregate grant date fair value of stock-based awards (other than stock options) granted in the year computed in accordance with FASB ASC Topic 718, except that in compliance with SEC requirements, for awards that are subject to performance conditions, we reported the value at the grant date based upon the probable outcome of such conditions. These amounts are not paid or realized by the officer. Additional information about these values is included in Note 8 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

The amounts in this column for 2015 reflect the grant date fair value of restricted stock unit awards under the 2015-2017 LTCP.

For Mr. Edgar, the amounts in this column for 2014 include an award of 5,088 shares of restricted stock upon commencement of his employment with the Company.

For Mr. Letnich, the amounts in this column for 2013 include an award of 6,281 shares of restricted stock upon commencement of his employment with the Company.

(4)
The amounts reported in this column reflect the aggregate grant date fair value of stock options granted under the 2015 STIP and under the 2015-2017 LTCP, computed in accordance with ASC Topic 718. Additional information about these values is included in Note 8 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

(5)	Reflects the cash awards under the Company’s STIP (amounts earned during the applicable fiscal year but paid after the end of that fiscal year).

(6)
Reflects the actuarial decrease in the present value of the Named Executive Officer’s benefits under the Salaried Pension Plan and the Supplemental Pension Plan determined using assumptions consistent with those used in the Company’s financial statements. As described in more detail below under “Pension Benefits - Fiscal Year 2015,” pension accruals ceased for all Named Executive Officers in 2008, and Named Executive Officers hired after that date are not eligible for coverage under any pension plan. Accordingly, the amounts reported for the Named Executive Officers do not reflect additional accruals but reflect the fact that each of them is one year closer to “normal retirement age” as defined under the terms of the Salaried Pension Plan and the Supplemental Pension Plan as well as changes to other actuarial assumptions. For 2015, there was an actuarial decrease in the present value of the benefits under the Salaried Pension Plan for Mr. Anderson in the amount of $(461), for Mr. Garrett in the amount of $(8,289) and for Mr. Knopp of $(275); and under the Supplemental Pension Plan for Mr. Garrett in the amount of $(2,139). Because these amounts are negative, they are not reported in this column or in the Total Compensation column in the Summary Compensation Table.

(7)	The amounts shown are detailed in the supplemental “All Other Compensation Table - Fiscal Year 2015” below.

(8)	Mr. Dolan resigned on April 16, 2015.

(9)	Mr. Letnich separated from employment with the Company on June 24, 2015.

All Other Compensation Table - Fiscal Year 2015
The table below provides additional information about the amounts that appear in the “All Other Compensation” column in the Summary Compensation Table above:

	401(k) Plan Company Matching Contributions ($)	Deferred Plan Company Matching Contributions ($)	Severance Payments (1)($)	Relocation Expense Reimbursement ($)	Miscellaneous ($)(2)	Total All Other Compensation ($)
Steven Scheinkman	12,600	11,400	—	102,334	5,706	132,040
Scott Dolan	15,900	825	975,000	—	15,054	1,006,779
Patrick Anderson	7,351	11,077	—	—	17,829	36,257
Marec Edgar	15,900	6,965	—	—	15,806	38,671
Thomas Garrett	27,513	7,287	—	—	15,804	50,604
Ronald Knopp	13,669	—	—	—	4,044	17,713
Stephen Letnich	11,699	—	325,024	—	18,757	355,480

(1)	Severance payments were made to Messrs. Dolan and Letnich pursuant to their then-existing agreements.

(2)
Includes the cost, including insurance, fuel and lease payments, of a Company-provided automobile or vehicle stipend, and a cellular telephone allowance. Also includes, for Messrs. Scheinkman and Letnich, reimbursement of travel and other event related expenses associated with attendance at Company and industry events to which family members were invited.

Grants of Plan-Based Awards - Fiscal Year 2015
The following table sets forth plan-based awards granted to the Named Executive Officers in 2015. Messrs. Dolan and Letnich are not included in this table because their employment with the Company terminated before any such awards were granted, and thus, they did not receive 2015 STIP awards or 2015-2017 LTCP awards.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2) ($)	All Other Option Awards: Number of Securities Underlying Options ($)(3)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Steven Scheinkman	—	—	230,459	—
	7/24/15				65,000			254,800
	7/24/15					50,000	3.92	105,000
	7/24/15					180,000	3.92	369,000
Patrick Anderson	—	—	66,000	—
	7/24/15				7,394			28,984
	7/24/15					14,100	3.92	29,610
	7/24/15					36,505	3.92	74,835
Marec Edgar	—	—	74,800	—
	7/24/15				11,454			44,900
	7/24/15					15,900	3.92	33,390
	7/24/15					41,373	3.92	84,815
Thomas Garrett	—	—	99,502	199,005
	7/24/15				7,914			31,023
	7/24/15					24,216	3.92	49,643
Ronald Knopp	—	—	66,000	—
	7/24/15				9,147			35,856
	7/24/15					14,100	3.92	29,610
	7/24/15					36,505	3.92	74,835

(1)	These columns show the potential cash payouts under the Company’s 2015 STIP, which is described above in the section entitled, "Annual Incentives."

(2)
Reflects the award of restricted stock units under the 2015-2017 LTCP, which is described above in the section entitled, "2015 Long-Term Incentive Award." The restricted stock unit awards vest in full on December 31, 2017, provided that the Named Executive Officer remains employed by the Company as of such date.

(3)
Reflects the award of stock options under the 2015 STIP. A description of the 2015 STIP is described above in the section entitled, "Annual Incentives." The shares underlying the option awards are subject to the following vesting schedules, provided that the Named Executive Officer remains employed by the Company as of each vesting date:

•	Mr. Scheinkman: 16,666 shares will vest and become exercisable on July 24, 2016, and 16,667 shares will vest and become exercisable on each of July 24, 2017, and July 24, 2018.

•	Mr. Anderson: 4,700 shares will vest and become exercisable on each of July 24, 2016, July 24, 2017, and July 24, 2018.

•	Mr. Edgar: 5,300 shares will vest and become exercisable on each of July 24, 2016, July 24, 2017, and July 24, 2018.

•	Mr. Knopp: 4,700 shares will vest and become exercisable on each of July 24, 2016, July 24, 2017, and July 24, 2018.

(4)
Reflects the award of restricted stock units under the 2015-2017 LTCP, which is described above in the section entitled, "2015 Long-Term Incentive Award." The shares underlying the option awards are subject to the following vesting schedules, provided that the Named Executive Officer remains employed by the Company as of each vesting date:

•	Mr. Scheinkman: 60,000 shares will vest on April 17, 2016 and become exercisable on July 24, 2016, and 60,000 shares will vest and become exercisable on each of April 17, 2017, and April 17, 2018.

•
Mr. Anderson: 12,168 shares will vest on February 25, 2016 and become exercisable on July 24, 2016, 12,168 shares will vest and become exercisable on February 25, 2017, and 12,169 shares will vest and become exercisable on February 25, 2018.

•	Mr. Edgar: 13,791 shares will vest on February 25, 2016 and become exercisable on July 24, 2016, and 13,791 shares will vest and become exercisable on each of February 25, 2017, and February 25, 2018.

•	Mr. Garrett: 8,072 shares will vest on February 25, 2016 and become exercisable on July 24, 2016, and 8,072 shares will vest and become exercisable on each of February 25, 2017, and February 25, 2018.

•
Mr. Knopp: 12,168 shares will vest on February 25, 2016 and become exercisable on July 24, 2016, 12,168 shares will vest and become exercisable on February 25, 2017, and 12,169 shares will vest and become exercisable on February 25, 2018.

(5)
The amounts shown do not reflect realized compensation by the Named Executive Officers. The amounts shown represent the value of the stock options and restricted stock units granted to the Named Executive Officers based on the grant date fair value of the awards as determined in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2015 Fiscal Year-End
The following table sets forth information on the holdings of stock options and stock awards by our Named Executive Officers as of the end of 2015.

Name	Option Awards				Stock Awards
					Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
	Number of Securities Underlying Un-exercised Options (#) Exercisable	Number of Securities Underlying Un-exercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Steven Scheinkman	—	50,000	3.92	7/23/25
	—	180,000	3.92	7/23/25
					65,000	103,350
Scott Dolan(6)	—	—	—	—	—	—	—	—
Patrick Anderson	4,800	—	12.79	3/17/18
		14,100	3.92	7/23/25
		36,505	3.92	7/23/25
					10,396	16,530
							3,007	4,781
Marec Edgar	—	15,900	3.92	7/23/25
	—	41,373	3.92	7/23/25
					21,479	34,152
							4,944	7,861
Thomas Garrett	6,300	—	12.79	3/17/18
	—	24,216	3.92	7/23/25
					11,288	17,948
							3,380	5,374
Ronald Knopp	—	14,100	3.92	7/23/25
	—	36,505	3.92	7/23/25
					12,779	20,319
							3,638	5,784
Stephen Letnich(7)	—	—	—	—	—	—	—	—

(1)	The vesting schedule for the shares included in this column for each of the Named Executive Officers is as follows:

•	Mr. Scheinkman:

◦	16,666 shares will vest and become exercisable July 24, 2016;

◦	16,667 shares will vest and become exercisable on each of July 24, 2017 and July 24, 2018;

◦	60,000 shares will vest on April 17, 2016, and become exercisable on July 24, 2016; and

◦	60,000 shares will vest and become exercisable on each of April 17, 2017, and April 17, 2018.

•	Mr. Anderson:

◦	4,700 shares will vest and become exercisable on each of July 24, 2016, July 24, 2017, and July 24, 2018;

◦	12,168 shares will vest on February 25, 2016, and become exercisable on July 24, 2016;

◦	12,168 shares will vest and become exercisable on February 25, 2017; and

◦	12,169 shares will vest and become exercisable on February 25, 2018.

•	Mr. Edgar:

◦	5,300 shares will vest and become exercisable on each of July 24, 2016, July 24, 2017, and July 24, 2018;

◦	13,791 shares will vest on February 25, 2016, and become exercisable on July 24, 2016; and

◦	13,791 shares will vest and become exercisable on each of February 25, 2017, and February 25, 2018.

•	Mr. Garrett:

◦	8,072 shares will vest on February 25, 2016, and become exercisable on July 24, 2016; and

◦	8,072 shares will vest and become exercisable on each of February 25, 2017, and February 25, 2018.

•	Mr. Knopp:

◦	4,700 shares will vest and become exercisable on each of July 24, 2016, July 24, 2017, and July 24, 2018;

◦	12,168 shares will vest on February 25, 2016, and become exercisable on July 24, 2016;

◦	12,168 shares will vest and become exercisable on February 25, 2017; and

◦	12,169 shares will vest and become exercisable on February 25, 2018.

(2)	The vesting schedule for the shares included in this column for each of the Named Executive Officers is as follows:

•	Mr. Scheinkman:

◦	65,000 will vest on December 31, 2017.

•	Mr. Anderson:

◦	3,002 will vest on December 31, 2016, and

◦	7,394 will vest on December 31, 2017.

•	Mr. Edgar:

◦	4,937 will vest on December 31, 2016,

◦	5,088 will vest on April 1, 2017, and

◦	11,454 will vest on December 31, 2017.

•	Mr. Garrett:

◦	3,374 will vest on December 31, 2016, and

◦	7,914 will vest on December 31, 2017.

•	Mr. Knopp:

◦	3,632 will vest on December 31, 2016, and

◦	9,147 will vest on December 31, 2017.

(3)	Market value has been computed by multiplying the closing price of the Company’s common stock on December 31, 2015, by the number of shares of stock.

(4)	Reflects performance shares at the threshold payout level under the 2014-2016 LTCP, which is described above in the section entitled, "2014 Long-Term Incentive Award."

(5)	Market value has been computed by multiplying the closing price of the Company’s common stock on December 31, 2015, $1.59, by the number of performance shares.

(6)
Pursuant to Mr. Dolan’s resignation of employment from the Company, 56,588 shares of his restricted stock units were vested on an accelerated basis as of April 16, 2015. All other outstanding stock awards were forfeited.

(7)	Upon Mr. Letnich’s departure from the Company, all outstanding, unvested stock awards were forfeited.

Option Exercises and Stock Vested - Fiscal Year 2015
The table below describes for each Named Executive Officer the amount of stock options exercised during 2015, including the number of shares acquired upon exercise and the value realized, and the number of shares acquired upon the vesting of performance shares and restricted stock units and the value realized by the executive before the payment of any applicable withholding tax based on the fair market value (or closing market price) of our common stock on the date of the exercise or vesting, as applicable.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)
Steven Scheinkman	—	—	—		—
Scott Dolan	—	—	56,588		225,220
Patrick Anderson	—	—	2,300	(2)	3,657
Marec Edgar	—	—	—		—
Thomas Garrett	—	—	2,900	(3)	4,611
Ronald Knopp	—	—	2,700	(4)	4,293
Stephen Letnich	—	—	—		—

(1)
Amounts in this column include restricted stock units that vested and/or were surrendered to the Company in satisfaction of tax withholdings due upon receipt of restricted stock units that vested in 2015. The shares reported vested on December 31, 2015, other than for Mr. Dolan, whose shares vested on April 16, 2015.

No performance shares were earned with respect to the 2013-2015 LTCP.

The market price of our common stock was $1.59 on December 31, 2015, and $3.98 on April 16, 2015.

(2)	Includes 715 shares withheld from Mr. Anderson to satisfy tax withholdings at a value of $1,137. Mr. Anderson has not sold any of the remaining shares he acquired upon this vesting.

(3)	Includes 916 shares withheld from Mr. Garrett to satisfy tax withholdings at a value of $1,456. Mr. Garrett has not sold any of the remaining shares he acquired upon this vesting.

(4)	Includes 839 shares withheld from Mr. Knopp to satisfy tax withholdings at a value of $1,334. Mr. Garrett has not sold any of the remaining shares he acquired upon this vesting.

Pension Benefits - Fiscal Year 2015
The table below describes for each Named Executive Officer the number of years of credited service and the estimated present value of the accumulated benefit under the Salaried Pension Plan and the Supplemental Pension Plan. Contributions and benefits under the Company’s Salaried Pension Plan and Supplemental Pension Plan were frozen as of June 30, 2008.
Only Messrs. Anderson, Garrett, and Knopp are eligible to receive benefits under the Salaried Pension Plan, and only Mr. Garrett is eligible to receive benefits under the Supplemental Pension Plan, as the Company ceased benefit accruals under these plans prior to the commencement of employment with the Company by the other current Named Executive Officers.

Under the Salaried Pension Plan and the Supplemental Pension Plan, the benefits are computed on the basis of straight-life annuity amounts. No payments of pension benefits were made to any of the Named Executive Officers in 2015. The Company does not have a policy of granting extra pension service. For a description of the Company’s Salaried Pension Plan and Supplemental Pension Plan, see the section above entitled, "Retirement Benefits."

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)
Patrick Anderson	Salaried Employees Pension Plan	0.75	8,955
Thomas Garrett	Salaried Employees Pension Plan	12.5	349,297
	Supplemental Pension Plan	12.5	90,157
Ronald Knopp	Salaried Employees Pension Plan	0.75	5,780

(1)
The material assumptions used for this calculation are as described in Note 9 to the Company’s audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Nonqualified Deferred Compensation - Fiscal Year 2015
The table below provides information on the Supplemental 401(k) Plan, the nonqualified deferred compensation plan in which our Named Executive Officers, other than Mr. Knopp, participated during 2015. For a description of the Company’s Supplemental 401(k) Plan, see the section above entitled, "Retirement Benefits."

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Steven Scheinkman	11,400	11,400	(891)	—	22,625
Scott Dolan	825	825	4,093	(78,001)	—
Patrick Anderson	27,441	11,077	(18,423)	—	174,894
Marec Edgar	6,965	6,965	(911)	—	19,099
Thomas Garrett	11,305	7,287	(20,479)	—	186,929
Stephen Letnich	—	—	512	(6,905)	—

(1)
Executive contributions represent deferral of base salary and bonus paid during 2015, which amounts are also disclosed in the 2015 Salary column and the 2015 Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)	All Company contributions to the Deferred Plan in 2015 are included as compensation in the 2015 Other Compensation column of the Summary Compensation Table.

(3)	Represents vested balance as of December 31, 2015.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

General

To assure stability and continuity of management, we entered into severance and change in control agreements with each of our executive officers. In consideration of the payments that the executive officers may be entitled to receive under these agreements, the executive officers agree to comply with restrictive covenants, such as confidentiality, non-disparagement, non-compete, and non-solicit, during employment and for 12 months following any termination (five years with respect to confidentiality). In addition, the executive officers are required to sign a waiver and release at the time of termination in order to receive any separation benefits.

Voluntary/Involuntary For Cause Termination

An executive officer may terminate his or her employment at any time and we may terminate an executive officer’s employment at any time pursuant to our “at will” employment arrangements. We are not obligated to provide any special benefits or compensation upon a voluntary termination by the executive or upon an involuntary termination by the Company for “Cause.” The table below summarizes the termination benefits in either such termination:

Benefit	Termination Provision
Salary	Base salary paid through date of termination and the value of any accrued but unused vacation.
Short-Term Incentive Plan: Stock Options	Forfeiture of unvested stock options, and the right to exercise vested stock options for three months following termination.
Short-Term Incentive Plan: Cash Bonus	Not eligible for payment.
Long-Term Incentive Plan: Stock Options	Forfeiture of unvested stock options, and the right to exercise vested stock options for three months following termination.
Long-Term Incentive Plan: Restricted Stock/Stock Units	Forfeiture of unvested time-based restricted stock and stock units.
Long-Term Incentive Plan: Performance Shares/Units	Forfeit any unvested performance shares.

As defined in the executive severance agreements, “Cause” generally means the reason for the executive’s involuntary termination of employment was: (i) conviction of, or entry of a plea of guilty or nolo contendere to, a felony; (ii) engagement in egregious misconduct involving serious moral turpitude to the extent that, in the reasonable judgment of the Company, the executive’s credibility and reputation no longer conform to the standard of the Company’s executives; (iii) willful misconduct that, in the reasonable judgment of the Company, results in a demonstrable and material injury to the Company or its affiliates; (iv) willful and continued failure (other than a failure due to mental or physical illness) to perform assigned duties, provided that such assigned duties are consistent with the job duties of the executive and such failure is not cured within 30 days after notice from the Company; or (v) material breach of the severance agreement, provided that such breach is not cured within 30 days after notice of such breach from the Company.

Involuntary (Not for Cause or for Good Reason)

If the employment of an executive officer is terminated due to either an involuntary termination by the Company without Cause or by the executive for “Good Reason,” then the executive would generally be eligible to receive the following:

Benefit	Termination Provision
Salary	An amount equal to one-hundred percent (100%) of the executive’s annual base salary in effect at the time of termination.
Short-Term Incentive Plan: Stock Options	Forfeiture of unvested stock options, and the right to exercise vested stock options for three months following termination.
Short-Term Incentive Plan: Cash Bonus
Pro-rata annual award for the number of days of the fiscal year of eligible participation, based on actual results, which will only be paid if and at the same time that the Company pays awards to active employees.

Long-Term Incentive Plan: Stock Options	Forfeiture of unvested stock options, and the right to exercise vested stock options for three months following termination.
Long-Term Incentive Plan: Restricted Stock/Stock Units	Forfeiture of unvested time-based restricted stock and stock units. No effect on vested restricted stock or restricted stock units.
Long-Term Incentive Plan: Performance Shares/Units
For unvested performance shares for which the date of termination precedes the end of the performance period by less than one year, pro-rata payout for the number of days of performance period eligible participation, based on actual results and will only be paid if and at the same time that the Company pays LTCP awards to active employees. No effect on vested performance shares.

Auto Benefit	Continued use of the Company-owned or leased automobile or payment of any alternative automobile stipend for the 12-month period following termination.
Outplacement Services	Company-paid outplacement services for a 6-month period following termination (not to exceed $12,500 in total value).
Health and Welfare Benefits	Company-paid health insurance continuation coverage for the 12-month period following termination.

As defined in the executive severance agreement, “Good Reason” generally means the executive officer’s termination of his or her employment as a result of any of the following events: (i) the Company reduces the executive officer’s base salary by ten percent (10%) or more (either upon one reduction or during a series of reductions over a period of time); provided, that such reduction neither comprises a part of a general reduction for all of the Company’s executive officers as a group (determined as of the date immediately before the date on which the executive officer becomes subject to such material reduction) nor results from a deferral of the executive officer’s base salary; (ii) a material diminution in the executive’s authority (including, but not limited to, the budget over which the executive retains authority), duties, or responsibilities within the Company; (iii) a material change by more than fifty (50) miles in the geographic location at which the executive must perform services for the Company; or (iv) any other action or inaction that constitutes a material breach by the Company of the executive severance agreement.

Change in Control Termination

If the employment of an executive officer is involuntarily terminated for any reason other than for Cause or if a Good Reason termination occurs after a change in control, the executive officer would generally be eligible to receive the following:

Benefit	Termination Provision
Salary	An amount equal to one-hundred percent (100%) (or two-hundred percent (200%), for Messrs. Scheinkman and Edgar) of the executive’s annual base salary in effect at the time of termination.
Short-Term Incentive Plan: Stock Options	Accelerated vesting of unvested stock options, and the right to exercise vested stock options for three months following termination.
Short-Term Incentive Plan: Cash Bonus
Pro-rata annual award for the number of days of the fiscal year of eligible participation, based on actual results, which will only be paid if and at the same time that the Company pays awards to active employees.

Long-Term Incentive Plan: Stock Options	Accelerated vesting of unvested stock options, and the right to exercise vested stock options for three months following termination.
Long-Term Incentive Plan: Restricted Stock/Stock Units	Accelerated vesting of unvested time-based restricted stock and stock units.
Long-Term Incentive Plan: Performance Shares/Units
Acceleration of the vesting of unvested performance shares under the LTCP, and pro-rata payout immediately upon a change in control for the number of days of performance period eligible participation which is based upon actual results as of the end of the completed calendar month immediately preceding the change in control, and payment to be made in cash.

Auto Benefit	Continued use of the Company-owned or leased automobile or payment of any alternative automobile stipend for the 12-month period following termination.
Outplacement Services	Company-paid outplacement services for a 6-month period following termination (not to exceed $12,500 in total value).
Health and Welfare Benefits	Company-paid health insurance continuation coverage for the 12-month period following termination.

As defined in the executive severance agreement, “Good Reason” in connection with a termination related to a change in control generally means the executive officer’s termination of his or her employment as a result of any of the following events: (i) the Company reduces the executive officer’s base salary by ten percent (10%) or more (either upon one reduction or during a series of reductions over a period of time); provided, that such reduction neither comprises a part of a general reduction for all of the Company’s executive officers as a group (determined as of the date immediately before the date on which the executive officer becomes subject to such material reduction) nor results from a deferral of the executive officer’s base; (ii) the Company fails to continue in effect any plan in which the executive participates immediately prior to the change in control which is material to the executive’s total compensation, unless an applicable arrangement (embodied in an ongoing substitute plan) has been made, or the Company fails to continue the executive’s participation therein (or in such substitute plan) on a basis no less favorable to the executive’s then-current peers as a group (determined as of the date immediately prior to the change in control); (iii) a demotion in position (including a decrease in organizational level) or a material diminution in the executive’s authority (including, but not limited to, the budget over which the executive retains authority), duties, or responsibilities within the Company; (iv) a material change by more than fifty (50) miles in the geographic location at which the executive must perform services for the Company; or (v) any other action or inaction that constitutes a material breach by the Company of the executive severance agreement.

Change in Control Without Termination

Upon a change in control, without termination of employment, an executive officer would generally be eligible to receive the following:

Benefit	Payment
Retention Awards	Accelerated vesting of retention awards, subject to the terms of such awards.
Stock Options; Time-Based Restricted Stock/Stock Units
Accelerated vesting of unvested stock options and time-based restricted stock and restricted stock unit awards, if and to the extent such awards are not converted into common stock of the acquirer (or if such common stock of the acquirer is not listed on a national securities exchange). Payment in respect of the awards will be made in cash, based on the value of the Company’s common stock provided to shareholders generally in connection with the change in control.

Performance Shares/Units
Accelerated vesting of unvested performance shares under the LTCP, and pro-rata payout immediately upon a change in control for the number of days of the performance period eligible participation, which is based upon actual results as of the end of the completed calendar month immediately preceding the change in control, to be paid in cash.

Death, Disability and Retirement

If an executive officer terminates employment due to retirement, death, or disability, then the officer would generally be entitled to the following benefits.

Event	Benefit	Termination Provision
Retirement	Salary	Paid through termination date.
	Annual Incentive	Unvested awards are forfeited.
	Equity Awards	Unvested awards are forfeited. Vested options are exercisable for three years following retirement.
Death	Salary	Payment to beneficiary through termination date.
Annual Incentive
Beneficiary will be eligible to receive a pro-rata annual STIP award for the number of days of fiscal year eligible participation, based on actual results, which will be paid only if and at the same time that the Company pays STIP awards to active employees.

	Equity Awards	Vested and outstanding options would be exercisable by beneficiary through the normal expiration of such option.
Disability	Salary	60% of salary, reduced by other sources of income, up to a maximum payment of $10,000 per month.
	Annual Incentive	Forfeited.
Equity Awards
All unvested restricted stock and performance stock are forfeited. Vested and outstanding incentive options can be exercised within one year after becoming disabled, and non-qualified options can be exercised within three years after becoming disabled.

Former CEO Departure
In connection with the resignation of Mr. Dolan, the Company entered into a Separation Agreement and General Release with Mr. Dolan dated April 16, 2015. In accordance with the Separation Agreement, Mr. Dolan received the following:

•
$1.3 million in cash with $650,000 to be paid within 14 days after the effective date of the Separation Agreement and the remaining $650,000 to be paid in four equal installments of $162,500 each on July 1, 2015, October 1, 2015, January 1, 2016, and March 1, 2016.

•	Immediate vesting of 56,588 outstanding restricted stock units.

•	Up to 12 months of health, dental and vision coverage for himself and his eligible dependent.

•	Up to $30,000 for executive outplacement services for up to 18 months following the date of the Separation Agreement.

•	Continued use of a Company issued vehicle for up to one year following the date of the Separation Agreement.

Former Chief Commercial Officer Departure

Mr. Letnich separated from employment with the Company in June 2015. In connection with his separation of employment, and pursuant to an existing severance agreement, Mr. Letnich received a severance payment of $325,024.

Payments Upon Termination or Change in Control Tables
The tables below show the estimated payments that our current Named Executive Officers would receive if their employment were terminated under various circumstances, based on the terms of the plans and agreements that were in effect as of December 31, 2015.

Benefit	Steven Scheinkman
	Death	Disability	For Cause/ Voluntary	Without Cause / Good Reason	Change in Control Termination	Change in Control (No Termination (1))
Cash Severance	—	$120,000	—	$650,000	$1,300,000	—
Annual Incentive	$230,459	—	—	$230,459	$230,459	—
Unvested Equity
RSUs	—	—	—	—	$103,350	$103,350
Options (2)	—	—	—	—	—	—
Performance Equity (3)	—	—	—	—	—	—
Subtotal	$230,459	$120,000	—	$880,459	$1,633,809	$103,350
Other Benefits:
Health & Welfare	—	—	—	$21,232	$21,232	—
Outplacement	—	—	—	$12,500	$12,500	—
Company Auto	—	—	—	$10,920	$10,920	—
Subtotal	—	—	—	$44,652	$44,652	—
Total	$230,459	$120,000	—	$925,111	$1,678,461	$103,350

Benefit	PATRICK ANDERSON
	Death	Disability	For Cause/ Voluntary	Without Cause / Good Reason	Change in Control Termination	Change in Control (No Termination (1))
Cash Severance	—	$120,000	—	$300,000	$300,000	—
Annual Incentive	$165,000	—	—	$165,000	$165,000	—
Unvested Equity
RSUs	—	—	—	—	$20,187	$20,187
Options (2)	—	—	—	—	—	—
Performance Equity (3)	—	—	—	—	—	—
Subtotal	$165,000	$120,000	—	$465,000	$485,187	$20,187
Other Benefits:
Health & Welfare	—	—	—	$21,016	$21,016	—
Outplacement	—	—	—	$12,500	$12,500	—
Company Auto	—	—	—	$14,400	$14,400	—
Subtotal	—	—	—	$47,916	$47,916	—
Total	$165,000	$120,000	—	$512,916	$533,103	$23,125

Benefit	MAREC EDGAR
	Death	Disability	For Cause/ Voluntary	Without Cause / Good Reason	Change in Control Termination	Change in Control (No Termination(1))
Cash Severance	—	$120,000	—	$340,000	$680,000	—
Annual Incentive	$187,000	—	—	$187,000	$187,000	—
Unvested Equity
RSUs	—	—	—	—	$34,152	$34,152
Options (2)	—	—	—	—	—	—
Performance Equity (3)	—	—	—	—	—	—
Subtotal	$187,000	$120,000	—	$527,000	$901,152	$34,152
Other Benefits:
Health & Welfare	—	—	—	$13,142	$13,142	—
Outplacement	—	—	—	$12,500	$12,500	—
Company Auto	—	—	—	$14,402	$14,402	—
Subtotal	—	—	—	$40,044	$40,044	—
Total	$187,000	$120,000	—	$567,044	$941,196	$34,152

Benefit	THOMAS GARRETT
	Death	Disability	For Cause/ Voluntary	Without Cause / Good Reason	Change in Control Termination	Change in Control (No Termination(1))
Cash Severance	—	$120,000	—	$248,756	$248,756	—
Annual Incentive	—	—	—	—	—	—
Unvested Equity
RSUs	—	—	—	—	$22,559	$22,559
Options (2)	—	—	—	—	—	—
Performance Equity (3)	—	—	—	—	—	—
Subtotal	—	$120,000	—	$248,756	$271,315	$22,559
Other Benefits:
Health & Welfare (4)	—	—	—	—	—	—
Outplacement	—	—	—	$12,500	$12,500	—
Company Auto	—	—	—	$14,400	$14,400	—
Subtotal	—	—	—	$26,900	$26,900	—
Total	—	$120,000	—	$275,656	$298,215	$22,559

Benefit	RONALD KNOPP
	Death	Disability	For Cause/ Voluntary	Without Cause / Good Reason	Change in Control Termination	Change in Control (No Termination(1))
Cash Severance	—	$120,000	—	$300,000	$300,000	—
Annual Incentive	$165,000	—	—	$165,000	$165,000	—
Unvested Equity
RSUs	—	—	—	—	$24,612	$24,612
Options (2)	—	—	—	—	—	—
Performance Equity (3)	—	—	—	—	—	—
Subtotal	$165,000	$120,000	—	$465,000	$489,612	$24,612
Other Benefits:
Health & Welfare	—	—	—	$21,232	$21,232	—
Outplacement	—	—	—	$12,500	$12,500	—
Company Auto	—	—	—	$17,016	$17,016	—
Subtotal	—	—	—	$50,748	$50,748	—
Total	$165,000	$120,000	—	$515,748	$540,360	$24,612

(1)	The amounts in this column attributable to accelerated vesting of outstanding and unvested RSUs assume that such awards were not assumed by the acquirer in a change in control.

(2)
The exercise price of the outstanding and unvested stock options held by our Named Executive Officers as of December 31, 2015 ($3.92 per share) was greater than the closing price of a share our common stock as of such date ($1.59 per share); thus, no amount attributable to the acceleration of unvested stock options upon certain terminations of employment is shown in these tables.

(3)	Based on performance to date and the Company’s projected payout levels as of December 31, 2015, these tables assume payouts of $0 for the 2014-2016 LTCP performance share awards.

(4)
Mr. Garrett did not participate in our health and welfare benefit plans as of December 31, 2015 and thus, no amount attributable to Company-paid health insurance continuation coverage is shown in this table.

NON-EMPLOYEE DIRECTOR COMPENSATION

Directors who are not employees of the Company receive an annual $60,000 cash retainer, paid in quarterly installments. Additional annual retainers are paid to our Board Leadership, as shown below:

Role	Additional Annual Retainers
Board Chairperson	$40,000
Audit Committee Chairperson*	$40,000
Finance Committee Chairperson	$5,000
Governance Committee Chairperson	$5,000
Human Resources Committee Chairperson	$7,500
*Includes service as a director of the Company’s Kreher Steel joint venture.

In addition, our non-employee director compensation program includes the following components:

•
Annual restricted stock award in an amount valued at $70,000, based upon the 60-day trailing average stock price on the date of grant. The restricted stock vests upon the expiration of three years from the date of the grant.

•	Reimbursement for travel and accommodation expenses incurred to attend meetings and participate in other corporate functions.

•	Reimbursement for the cost of attending one director continuing education program annually.

•	Company-paid personal excess liability, business travel accident, and director and officer liability insurance policies covering each of our directors.

The Company also maintains a Directors Deferred Compensation Plan (the “Directors Plan”), under which a director may elect to defer receipt of up to 100% of his or her board compensation for the following year. A director may elect to defer board compensation into either an interest or a stock equivalent investment option. Compensation held in the interest account is credited with interest at the rate of 6% per year compounded annually. Compensation deferred in the stock equivalent accounts are divided by the closing price of the Company’s common stock on the day as of which such compensation would otherwise have been paid to the director to yield a number of stock equivalent units.

Disbursement of the interest account and the stock equivalent unit account can be made only upon a director’s resignation, retirement, or death as a lump sum or in installments on one or more distribution dates at the director’s election made at the time of the election to defer compensation.

Director Compensation Table - Fiscal Year 2015

The following table summarizes the compensation paid to or earned by the non-employee directors for 2015. Employees of the Company who serve as directors receive no additional compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Brian Anderson	104,688	69,815	—	—	174,503
Reuben Donnelley	60,000	69,815	7,076	—	136,891
Terrence Keating(3)	27,667	—	—	—	27,667
James Kelly(4)	69,115	69,815	—	—	138,930
Pamela Forbes Lieberman(5)	100,000	69,815	—	—	169,815
Gary Masse	60,000	69,815	—	—	129,815
John McCartney(6)	27,667	—	—	—	27,667
Jonathan Mellin	62,708	69,815	—	—	132,523
Steven Scheinkman(7)	2,500	—	—	—	2,500
	35,796	69,815	—	—	105,611
Allan Young	32,500	69,815	—	—	102,315

(1)
Stock Awards. On April 23, 2015, each director received an annual restricted stock award of 18,667 shares of our common stock. The amounts shown reflect the grant date fair value computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC Topic 718”). As of December 31, 2015, each director held the following number of shares subject to outstanding unvested stock awards:

•	Mr. Anderson - 30,629 shares;

•	Mr. Donnelley - 27,667 shares;

•	Ms. Forbes Lieberman - 27,667 shares;

•	Mr. Masse - 27,667 shares;

•	Mr. Mellin - 18,667 shares;

•	Mr. Traub - 18,667 shares; and

•	Mr. Young - 18,667 shares.

(2)
Change in Pension Value and Nonqualified Deferred Compensation Earnings. Nonqualified deferred compensation plan interest account balances earn interest at the rate of 6% per year. The amount shown in the table above reflects that portion of the earnings that exceeds 120% of the long-term applicable federal rate (based on the average 120% rate of 3.01% for 2015). In 2015, Mr. Donnelley deferred 100% of his annual cash retainer into an interest bearing account.

(3)
Mr. Terrence Keating resigned from the Board on March 17, 2015. In recognition of his service to the Company, the Board approved the acceleration of Mr. Keating’s unvested restricted stock awards, in the amount of 14,804 shares. Pursuant to his deferred compensation election, Mr. Keating also received payouts of the cash and stock equivalent units held in his account of $98,001.55 and 9,680 shares, respectively.

(4)
Mr. James Kelly resigned from the Board on October 30, 2015. In recognition of his service to the Company, the Board approved the acceleration of Mr. Kelly’s unvested restricted stock awards, in the aggregate amount of 27,667 shares.

(5)	Ms. Pamela Forbes Lieberman's Board fees earned include $30,000 compensation received for being a member of Kreher Steel Company's Board of Directors.

(6)
Mr. John McCartney resigned from the Board on March 17, 2015. In recognition of his service to the Company, the Board approved the acceleration of Mr. McCartney’s unvested restricted stock awards, in the aggregate amount of 14,804 shares. Pursuant to his deferred compensation election, Mr. McCartney also received payouts of the cash and stock equivalent units held in his account of $56,944.48 and 3,006 shares, respectively.

(7)
Mr. Steven Scheinkman was elected to the Company’s Board on March 17, 2015, and served as a non-employee director until his election as Chief Executive Officer on April 16, 2015. The compensation he received for his service as Chief Executive Officer in 2015 is set forth in the Summary Compensation Table.

Director Stock Ownership Guidelines

Director stock ownership guidelines require each director to beneficially own Company common stock with a value equivalent to four times the annual cash retainer (not including any chairperson retainer(s)). Directors have five years from the date they are initially elected as a director in which to accumulate the required amount. The equity components that are used to meet the director stock ownership guidelines are as follows:

•	Shares owned outright and beneficially

•	Restricted stock

•	Stock equivalent units

•	Unexercised, vested stock options

Please see the “Stock Ownership” section below for additional detail on the stock holdings of our directors.
Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate future filings, in whole or in part, the Report of the Human Resources Committee shall not be deemed to be “Soliciting Material,” are not deemed “filed” with the SEC and shall not be incorporated by reference into any filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

REPORT OF THE HUMAN RESOURCES COMMITTEE

The Human Resources Committee of the Company's Board of Directors has reviewed and discussed with management the disclosures contained in the section entitled “Compensation Discussion and Analysis” of this Proxy Statement. Based upon their review and discussion, the applicable current and former members of the Human Resources Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in the Company's Proxy Statement relating to the 2016 Annual Meeting of Stockholders.

Human Resources Committee,

/s/ Reuben S. Donnelley            /s/ Pamela Forbes Lieberman    /s/ Jonathan B. Mellin

Reuben S. Donnelley, Chairman         Pamela Forbes Lieberman         Jonathan B. Mellin

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plan

This table provides information regarding the equity authorized for issuance under our equity compensation plans as of December 31, 2015. Note that our equity authorized for issuance under our 401(k) Plan is not included below.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,131,238	(1)	$4.43	(2)	1,339,540
Equity compensation plans not approved by security holders(3)	0		N/A	(4)	N/A (5)
Total	1,131,238		N/A		1,339,540

(1)
This number represents the gross number of underlying shares of common stock associated with outstanding stock options, restricted stock units and equity performance share award units granted under the Company’s 2008 Omnibus Incentive Plan. This does not include 169,631 shares of non-vested restricted stock issued under the 2008 Omnibus Incentive Plan and outstanding as of December 31, 2015. As of December 31, 2015, the following equity remains outstanding and reserved for issuance:

•	691,246 stock options

•	210,290 restricted stock units

•	229,702 equity performance shares

The number of equity performance shares outstanding represents the maximum number of shares to be awarded under the Company’s Long-Term Compensation Plans for the 2013-2015 and 2014-2016 performance periods.

(2) Equity performance share awards and restricted stock units granted under the 2008 Plan do not have an exercise price and are settled for shares of the Company’s common stock on a one-for-one basis based on actual performance compared to target goals or upon vesting. These awards have been disregarded for purposes of computing the weighted-average exercise price.

(3) The 1986 Directors Deferred Compensation Plan (“Directors Plan”) was not approved by the stockholders. A brief description of the material features of the Directors Plan is included above in the section entitled, "Non-Employee Director Compensation." As of December 31, 2015, there were no shares subject to outstanding deferrals under the Directors Plan.

The Company also granted 78,492 restricted stock units to Mr. Scott Dolan upon his appointment as President and Chief Executive Officer of the Company on October 15, 2012. As of December 31, 2015, all of Mr. Dolan’s 78,492 restricted stock units had vested. These restricted stock units were a non-plan grant made under NYSE inducement grant rules.

(4) The stock equivalent units granted under the Directors Plan do not have an exercise price and are settled for shares of the Company’s common stock on a one-for-one basis or in cash. These awards have been disregarded for purposes of computing the weighted-average exercise price.

(5) There is no limit on the number of securities representing stock equivalent units remaining available for issuance under the Directors Plan.

Security Ownership of Certain Beneficial Owners and Management

Directors and Management
The following table sets forth the number of shares and percentage of the Company’s common stock that was owned beneficially as of March 10, 2016, by each of the Company’s directors, each current or former named executive officer (“Named Executive Officer”) set forth in the Summary Compensation Table, and by all directors and executive officers as a group, with each person having sole voting and dispositive power except as indicated. Unless otherwise indicated, the address of each beneficial owner listed below is c/o A.M. Castle & Co., 1420 Kensington Road, Suite 220, Oak Brook, Illinois 60523.

Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock	Additional Information
Directors
Brian Anderson	69,894	*
Reuben Donnelley	4,288,652	18.8%	See note 2 under “Principal Stockholders” table below.
Pamela Forbes Lieberman	50,017	*
Gary Masse	35,471	*
Jonathan Mellin	5,151,938	22.6%	See note 2 under “Principal Stockholders” table below.
Kenneth Traub	37,555	*	See note 4 under “Principal Stockholders” table below.
Allan Young	18,667	*	See note 4 under “Principal Stockholders” table below.
Named Executive Officers
Steven Scheinkman	7,500	*
Patrick Anderson	25,682	*	Includes 4,800 vested, unexercised stock options.
Marec Edgar	0	*
Thomas Garrett	30,900	*	Includes 6,300 vested, unexercised stock options.
Ronald Knopp	16,344	*
Former Named Executive Officers
Scott Dolan	238,265	*
Stephen Letnich	0	*
All directors and executive officers as a group (13 persons)...	7,186,503	31.5%	Includes 11,100 vested, unexercised stock options.

* Percentage of shares owned equals less than 1%.

Principal Stockholders
The only persons who held of record or, to our knowledge (based on our review of Schedules 13D, 13F and 13G, and amendments thereto), owned beneficially more than 5% of the outstanding shares of our common stock as of March 10, 2016, are set forth below, with each person having sole voting and dispositive power except as indicated:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock (1)

Jonathan B. Mellin Reuben S. Donnelley W.B. & Co. FOM Corporation 30 North LaSalle Street, Suite 1232 Chicago, Illinois 60602-2504	6,789,269	(2)	29.8%
Stone House Capital Management, LLC SH Capital Partners, L.P. Mark Cohen 950 Third Avenue, 17th Floor New York, New York 10022	4,000,000	(3)	17.5%
Raging Capital Master Fund, Ltd. c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY 1-9007, Cayman Islands Raging Capital Management, LLC William C. Martin Kenneth H. Traub Allan J. Young Robert L. Lerner Ten Princeton Avenue, P.O. Box 228 Rocky Hill, New Jersey 08553 Richard N. Burger	4,687,017	(4)	20.6%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, Texas, 78746	1,386,065	(5)	6.1%
Royce & Associates, LLC 745 Fifth Avenue New York, New York 10151	2,719,632	(6)	11.9%

(1)	Applicable percentage ownership is based upon 22,794,390 shares of common Stock outstanding as of March 10, 2016.

(2)
Based on a Schedule 13D/A filed with the SEC on February 19, 2016. W.B. & Co. shares voting power with respect to 4,228,281 shares of common stock. Mr. Mellin has sole voting power over 54,323 shares of common stock, shared voting power over 5,097,615 shares of common stock, sole dispositive power over 109,791 shares of common stock and shared dispositive power over 869,334 shares of common stock. Mr. Donnelley has sole voting and dispositive power over 33,471 shares of common stock and shared voting power over 4,228,281 shares of common stock. FOM Corporation has sole voting power over 1,594,372 shares of common stock, shared voting and dispositive power over 572,688 shares of common stock and shared dispositive power over 572,688 shares of common stock.

(3)
Based on a Schedule 13D/A filed with the SEC on March 1, 2016. Each of Stone House Capital Management, LLC, SH Capital Partners, L.P. and Mark Cohen share voting and dispositive power with respect to the 4,000,000 shares of common stock beneficially owned by them.

(4)
Based on a Schedule 13D/A filed with the SEC on February 26, 2016. Each of Raging Capital Management, LLC and William C. Martin share voting and dispositive power with respect to 4,630,795 shares of common stock. Mr. Traub has sole voting power over 37,555 shares of common stock and sole dispositive power over 18,888 shares of common stock. Mr. Young has sole voting power over 18,667 shares of common stock.

(5)	Based on a Schedule 13G/A filed on February 9, 2016.

(6)	Based on a Schedule 13G/A filed on January 12, 2016.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Our Related Party Transactions Policy governs the review, approval, and ratification of transactions involving the Company and related persons where the amount involved exceeds $120,000. Related persons include:

•	Directors

•	Director nominees

•	Executive officers

•	5% stockholders

•	Immediate family members of the above persons

•	Entities in which the above persons have a direct or indirect material interest

Potential related party transactions are reviewed by the General Counsel, and if the General Counsel determines that the proposed transaction is a related-party transaction for such purposes, the proposed transaction is then submitted to the Governance Committee for review.

The Governance Committee considers all of the relevant facts and circumstances available, including but not limited to:

•	whether the proposed transaction is on terms that are fair to the Company and no less favorable to the Company than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to, the Company;

•	the impact on a director’s independence, in the event such person is a director; and

•	whether the proposed transaction would present an improper conflict of interest.
In the event that the Company becomes aware of a related-party transaction that has not been previously approved or ratified by the Governance Committee, a similar process will be undertaken by the Governance Committee in order to determine if the existing transaction should continue or be terminated.

A copy of our Related Party Transactions Policy can be found on the “Corporate Governance” section of our website at https://www.castlemetals.com/investors/corporate-governance.

Related Party Transactions and Relationships

Raging Capital Management, LLC

On March 17, 2015, the Company entered into a Settlement Agreement with Raging Capital Management, LLC and certain of its affiliates (the “Raging Capital Group”), and Mr. Steven W. Scheinkman, Mr. Kenneth Traub, and Mr. Allan Young.

Pursuant to the terms of the Settlement Agreement, the size of the Board of Directors was expanded from 9 to 10 members, and the Company agreed to nominate three Raging Capital Group director nominees to our Board. The Board also formed a Finance Committee to review, evaluate and make recommendations to the Board regarding the Company’s capital structure, working capital management, and other financial policies.

If the members of Raging Capital Group cease collectively to beneficially own less than 1,762,835 shares of the Company’s common stock, then one Raging Capital Group nominee selected by the Raging Capital Group (initially, Mr. Young) will promptly tender his resignation from the Board and any committee of the Board on which he is a member; provided, that the Board may, but is not obligated, to accept any such resignation.

Following Mr. Dolan’s resignation and the appointment of Mr. Scheinkman as President and Chief Executive Officer of the Company, the Company and the Raging Capital Group entered into a First Amendment to Settlement Agreement to allow the Company to reduce the size of its current Board to nine directors. A Second Amendment to the Settlement

Agreement was entered into following Mr. Kelly’s resignation in October 2015 to allow the Company to further reduce the size of the Board to eight directors. All other terms of the Raging Capital Settlement Agreement remain unchanged.

Two of our directors, Messrs. Young and Traub, are Managing Partners of, and hold an economic interest in, Raging Capital Group. Raging Capital Group currently owns approximately 20.6% of the Company’s outstanding common stock, $27,500,000 principal amount of the Company’s 12.75% Senior Secured Notes due 2018 (the “New Notes”), and $4,200,000 principal amount of the Company’s 7.0% Convertible Notes due 2017 (the “Existing Convertible Notes”).

As a holder of the Company's 12.75% Senior Secured Notes due 2016 (the “Existing Notes”), which were exchanged through a private exchange (the “Exchange Offer”) in early 2016 for the Company’s New Notes pursuant to the terms of the Support Agreements (as defined below), Raging Capital Group received interest payments in 2015 with respect to such notes, commensurate with other holders of the Exiting Notes. In connection with the Exchange Offer, Raging Capital Group received a consent payment commensurate with similarly situated holders of the Existing Notes, and is expected to receive interest payments with respect to the New Notes in 2016, commensurate with other holders of the New Notes.

Raging Capital Group also received interest payments in 2015 with respect to the Existing Convertible Notes, commensurate with other holders of the Existing Convertible Notes.

On January 15, 2016, the Company entered into separate Transaction Support Agreements (the “Support Agreements”) with holders of the Company’s Existing Notes and the Company’s Existing Convertible Notes to refinance the Company’s public indebtedness. On January 29, 2016, certain terms of the Support Agreements were amended. Raging Capital Group is party to one of the Support Agreements. For additional information on the terms of the Support Agreements, as amended, see the Company’s Form 8-Ks filed with the SEC on January 15, 2016 and February 3, 2016.

W.B. & Co. and FOM Corporation

On February 9, 2016, the Company entered into an agreement (the “Agreement”) with a company affiliated with W.B. & Co. and FOM Corporation (the “Significant Equity Holder”), which together hold in the aggregate approximately 28% of the Company’s outstanding common stock and have two representatives serving on the Company’s board of directors (Messrs. Mellin and Donnelley). Pursuant the Agreement, the Significant Equity Holder agreed to purchase $32,496,000 aggregate principal amount of Existing Notes from a significant holder of the Company’s public debt (the “Significant Debt Holder”). As part of the Agreement, the Significant Debt Holder agreed to tender and not withdraw prior to the expiration of the Exchange Offer referenced above the remaining principal amount of Existing Notes that it held. In addition, pursuant to a separate letter agreement with the Company, the Significant Equity Holder agreed to tender and not withdraw prior to the expiration of the Exchange Offer the Existing Notes it agreed to purchase. In consideration of these agreements to participate in the Exchange Offer, the Company agreed to pay to the Significant Equity Holder and the Significant Debt Holder the consent payment provided for in the Exchange Offer, commensurate with similarly situated noteholders, and to reimburse the Significant Debt Holder $50,000 in legal fees.

Director Independence
The Board has affirmatively determined that each current board member, except for Mr. Scheinkman, (i) is “independent” within the definitions contained in the current NYSE listing standards and the standards set by the Board in the Company’s Corporate Governance Guidelines, and (ii) has no other “material relationship” with the Company that could interfere with his or her ability to exercise independent judgment. In addition, the Board has determined that each member of the Audit Committee is “independent” within the definition contained in current SEC rules.

ITEM 14 — Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed or expected to be billed by Deloitte for professional services incurred for the years ended December 31, 2015, and 2014, on our behalf:

Fee Category	2015	2014
Audit Fees	$1,461,400	$1,240,400
Audit-Related Fees	—	—
Tax Fees	95,200	204,400
All Other Fees	—	—
Total Fees	$1,556,600	$1,444,800

A description of the type of services provided in each category is as follows:
Audit Fees
Consists of fees billed for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K and internal controls over financial reporting, review of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees
Consists of fees billed for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees
Consists of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. These services include assistance with the preparation of various tax returns.

Pre-Approval Policy for Audit and Non-Audit Services

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services to be provided by the Company’s independent auditor. Also, specific pre-approval by the Audit Committee is required for any proposed services exceeding pre-approved cost levels. The Audit Committee periodically reviews reports summarizing all services provided by the independent auditor. In 2015, the Audit Committee pre-approved all audit and non-audit services provided to the Company in accordance with the Audit Committee pre-approval policy.

PART IV
ITEM 15 — Exhibits
A. M. Castle & Co.

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

3.1	Articles of Restatement of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012.	10-Q	3.1	May 3, 2012	1-5415

3.2	Amendment to Articles of Incorporation of the Company.	8-K	3.1	August 31, 2012	1-5415

3.3	Articles Supplementary of the Charter of the Company.	8-A	3.1	September 6, 2012	1-5415

3.4	Articles Supplementary of the Charter of the Company.	8-K	3.1	August 14, 2013	1-5415

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted March 17, 2015.	8-K	3.1	March 17, 2015	1-5415

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	December 21, 2011	1-5415

4.2	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee.	8-K	4.2	December 21, 2011	1-5415

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 31, 2012	1-5415

4.4	Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 14, 2013	1-5415

10.1*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415

10.2*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415

10.3*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415

10.4*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415

10.5*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.20	March 24, 2010	1-5415

10.6*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.21	March 24, 2010	1-5415

10.7*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.22	March 24, 2010	1-5415

10.8*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.23	March 24, 2010	1-5415

10.9*	Form of Non-Employee Director Restricted Stock Award Agreement.	8-K	10.1	April 27, 2010	1-5415

10.10*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.11*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415

10.12*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.29	March 8, 2011	1-5415

10.13*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013.	DEF14A	Appendix A	March 12, 2013	1-5415

10.14	Loan and Security Agreement, dated December 15, 2011, by and among A.M. Castle & Co., Transtar Metals Corp., Advanced Fabricating Technology, LLC, Oliver Steel Plate Co., Paramont Machine Company, LLC, Total Plastics, Inc., Tube Supply, LLC, A.M. Castle & Co. (Canada) Inc., Tube Supply Canada ULC, the other Loan Parties party thereto, the lenders which are now or which hereafter become a party thereto, and Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative agent and collateral agent for Secured Parties.	8-K	10.4	December 21, 2011	1-5415

10.15	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties.	8-K	10.1	December 21, 2011	1-5415

10.16	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 21, 2011	1-5415

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.1	January 23, 2014	1-5415

10.18	Amendment No. 2 to Loan and Security Agreement, dated as of December 10, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.2	December 11, 2014	1-5415

10.19*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.29	August 7, 2012	1-5415

10.20*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415

10.21*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.31	August 7, 2012	1-5415

		Incorporated by Reference Herein

Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.22*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.32	October 15, 2012	1-5415

10.23*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.33	October 15, 2012	1-5415

10.24*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.34	October 15, 2012	1-5415

10.25*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.35	October 15, 2012	1-5415

10.26*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich.	10-Q	10.38	November 1, 2013	1-5415

10.27*	Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.39	May 1, 2014	1-5415

10.28*	Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson.	10-Q	10.40	October 29, 2014	1-5415

10.29*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.	10-K	10.37	March 7, 2014	1-5415

10.30*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.	10-K	10.38	March 7, 2014	1-5415

10.31	Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.1	March 17, 2015	1-5415

10.32*	Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.2	April 22, 2015	1-5415

10.33*	Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415

10.34*	Change of Control Agreement, dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415

10.35*	Separation and General Release dated April 16, 2015, between A.M. Castle & Co. and Scott Dolan.	8-K	10.5	April 22, 2015	1-5415
10.36	First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub and Allan J. Young.	8-K	10.6	April 22, 2015	1-5415

10.37*	Form Non-Qualified Stock Option Award Agreement	8-K	10.7	July 28, 2015	1-5415

10.38*	Form Restricted Stock Unit Award Agreement	8-K	10.8	July 28, 2015	1-5415

10.39	Second Amendment to Settlement Agreement, as amended, dated October 30, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Messrs. Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.9	November 5, 2015	1-5415

10.40*	Special Bonus Letter dated March 17, 2015, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.2	April 29, 2015	1-5415

10.41*	Separation Agreement and General Release, dated June 24, 2015, by and between A.M. Castle & Co. and Mr. Stephen J. Letnich.	10-Q	10.8	August 5, 2015	1-5415

Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.42*	A.M. Castle & Co. Directors Deferred Compensation Plan (as amended and restated as of January 1, 2015).

10.43*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.

10.44*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).

10.45*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.

18.1	Preferability Letter from Deloitte & Touche LLP

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	These agreements are considered a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Paul Schwind
Paul Schwind,
Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 15th day of March, 2016.

/s/ Brian P. Anderson
Brian P. Anderson, Chairman of the Board

/s/ Steven W. Scheinkman	/s/ Patrick R. Anderson
Steven W. Scheinkman, President,	Patrick R. Anderson, Executive Vice
Chief Executive Officer and	President, Chief Financial Officer &
Director	Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Reuben S. Donnelley	/s/ Kenneth H. Traub	/s/ Jonathan B. Mellin
Reuben S. Donnelley, Director	Kenneth H. Traub, Director	Jonathan B. Mellin, Director

/s/ Pamela Forbes Lieberman	/s/ Gary A. Masse	/s/ Allan J. Young
Pamela Forbes Lieberman, Director	Gary A. Masse, Director	Allan J. Young, Director

/s/ Jonathan B. Mellin
Jonathan B. Mellin, Director

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

3.1	Articles of Restatement of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012.	10-Q	3.1	May 3, 2012	1-5415	—

3.2	Amendment to Articles of Incorporation of the Company.	8-K	3.1	August 31, 2012	1-5415	—

3.3	Articles Supplementary of the Charter of the Company.	8-A	3.1	September 6, 2012	1-5415	—

3.4	Articles Supplementary of the Charter of the Company.	8-K	3.1	August 14, 2013	1-5415	—

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted March 17, 2015.	8-K	3.1	March 17, 2015	1-5415	—

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	December 21, 2011	1-5415	—

4.2	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee.	8-K	4.2	December 21, 2011	1-5415	—

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 31, 2012	1-5415	—

4.4	Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 14, 2013	1-5415	—

10.1*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415	—

10.2*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415	—

10.3*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415	—

10.4*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415	—

10.5*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.20	March 24, 2010	1-5415	—

10.6*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.21	March 24, 2010	1-5415	—

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

10.7*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.22	March 24, 2010	1-5415	—

10.8*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.23	March 24, 2010	1-5415	—

10.9*	Form of Non-Employee Director Restricted Stock Award Agreement.	8-K	10.1	April 27, 2010	1-5415	—

10.10*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415	—

10.11*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415	—

10.12*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.29	March 8, 2011	1-5415	—

10.13*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013.	DEF14A	Appendix A	March 12, 2013	1-5415	—

10.14	Loan and Security Agreement, dated December 15, 2011, by and among A.M. Castle & Co., Transtar Metals Corp., Advanced Fabricating Technology, LLC, Oliver Steel Plate Co., Paramont Machine Company, LLC, Total Plastics, Inc., Tube Supply, LLC, A.M. Castle & Co. (Canada) Inc., Tube Supply Canada ULC, the other Loan Parties party thereto, the lenders which are now or which hereafter become a party thereto, and Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative agent and collateral agent for Secured Parties.	8-K	10.4	December 21, 2011	1-5415	—

10.15	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties.	8-K	10.1	December 21, 2011	1-5415	—

10.16	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 21, 2011	1-5415	—

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.1	January 23, 2014	1-5415	—

10.18	Amendment No. 2 to Loan and Security Agreement, dated as of December 10, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.2	December 11, 2014	1-5415	—

10.19*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.29	August 7, 2012	1-5415	—

10.20*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415	—

10.21*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.31	August 7, 2012	1-5415	—

10.22*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.32	October 15, 2012	1-5415	—

10.23*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.33	October 15, 2012	1-5415	—

10.24*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.34	October 15, 2012	1-5415	—

10.25*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.35	October 15, 2012	1-5415	—

10.26*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich.	10-Q	10.38	November 1, 2013	1-5415	—

10.27*	Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.39	May 1, 2014	1-5415	—

10.28*	Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson. .	10-Q	10.40	October 29, 2014	1-5415	—

10.29*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.	10-K	10.37	March 7, 2014	1-5415	—

10.30*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.	10-K	10.38	March 7, 2014	1-5415	—

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

10.31	Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.1	March 17, 2015	1-5415	—

10.32*	Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.2	April 22, 2015	1-5415	—

10.33*	Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415	—

10.34*	Change of Control Agreement, dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415	—

10.35*	Separation and General Release dated April 16, 2015, between A.M. Castle & Co. and Scott Dolan.	8-K	10.5	April 22, 2015	1-5415	—

10.36	First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub and Allan J. Young.	8-K	10.6	April 22, 2015	1-5415	—

10.37*	Form Non-Qualified Stock Option Award Agreement.	8-K	10.7	July 28, 2015	1-5415	—

10.38*	Form Restricted Stock Unit Award Agreement.	8-K	10.8	July 28, 2015	1-5415	—

10.39	Second Amendment to Settlement Agreement, as amended, dated October 30, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Messrs. Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.9	November 5, 2015	1-5415	—

10.40*	Special Bonus Letter dated March 14, 2015, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.2	April 29, 2015	1-5415

10.41*	Separation Agreement and General Release, dated June 24, 2015, by and between A.M. Castle & Co. and Mr. Stephen J. Letnich.	10-Q	10.8	August 5, 2015	1-5415

10.42*	A.M. Castle & Co. Directors Deferred Compensation Plan (as amended and restated as of January 1, 2015).					E-1

10.43*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.					E-13

10.44*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).					E-14

10.45*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.					E-88

Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

18.1	Preferability Letter from Deloitte & Touche LLP					E-89

21.1	Subsidiaries of Registrant					E-90

23.1	Consent of Deloitte & Touche LLP					E-91

23.2	Consent of Grant Thornton LLP					E-92

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					E-93

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					E-94

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					E-95

101.INS	XBRL Instance Document					—

101.SCH	XBRL Taxonomy Extension Schema Document					—

101.CAL	XBRL Taxonomy Calculation Linkbase Document					—

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					—

101.LAB	XBRL Taxonomy Label Linkbase Document					—

101.PRE	XBRL Taxonomy Presentation Linkbase Document					—

*	These agreements are considered a compensatory plan or arrangement.