Form 10-K/A
period 2015-12-31
CASTLE A M & CO
filed 2016-03-16
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of A.M. Castle & Co. (the “Company”) for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016 (the “Original Filing”), is being filed solely to refile Exhibits 31.1, 31.2 and 32.1 to correct certain typographical errors and refile Exhibits 10.42, 10.43, 10.44 and 10.45 to correct the Exhibit numbers shown thereon. The certifications from the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1, 31.2 and 32.1 of the Original Filing inadvertently referred to a Quarterly Report on Form 10-Q rather than an Annual Report on Form 10-K.
Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing.

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

PART IV
ITEM 15 — Exhibits
A. M. Castle & Co.

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

3.1	Articles of Restatement of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012.	10-Q	3.1	May 3, 2012	1-5415

3.2	Amendment to Articles of Incorporation of the Company.	8-K	3.1	August 31, 2012	1-5415

3.3	Articles Supplementary of the Charter of the Company.	8-A	3.1	September 6, 2012	1-5415

3.4	Articles Supplementary of the Charter of the Company.	8-K	3.1	August 14, 2013	1-5415

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted March 17, 2015.	8-K	3.1	March 17, 2015	1-5415

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	December 21, 2011	1-5415

4.2	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee.	8-K	4.2	December 21, 2011	1-5415

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 31, 2012	1-5415

4.4	Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 14, 2013	1-5415

10.1*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415

10.2*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415

10.3*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415

10.4*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415

10.5*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.20	March 24, 2010	1-5415

10.6*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.21	March 24, 2010	1-5415

10.7*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.22	March 24, 2010	1-5415

10.8*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.23	March 24, 2010	1-5415

10.9*	Form of Non-Employee Director Restricted Stock Award Agreement.	8-K	10.1	April 27, 2010	1-5415

10.10*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.11*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415

10.12*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.29	March 8, 2011	1-5415

10.13*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013.	DEF14A	Appendix A	March 12, 2013	1-5415

10.14	Loan and Security Agreement, dated December 15, 2011, by and among A.M. Castle & Co., Transtar Metals Corp., Advanced Fabricating Technology, LLC, Oliver Steel Plate Co., Paramont Machine Company, LLC, Total Plastics, Inc., Tube Supply, LLC, A.M. Castle & Co. (Canada) Inc., Tube Supply Canada ULC, the other Loan Parties party thereto, the lenders which are now or which hereafter become a party thereto, and Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative agent and collateral agent for Secured Parties.	8-K	10.4	December 21, 2011	1-5415

10.15	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties.	8-K	10.1	December 21, 2011	1-5415

10.16	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 21, 2011	1-5415

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.1	January 23, 2014	1-5415

10.18	Amendment No. 2 to Loan and Security Agreement, dated as of December 10, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.2	December 11, 2014	1-5415

10.19*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.29	August 7, 2012	1-5415

10.20*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415

10.21*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.31	August 7, 2012	1-5415

		Incorporated by Reference Herein

Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.22*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.32	October 15, 2012	1-5415

10.23*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.33	October 15, 2012	1-5415

10.24*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.34	October 15, 2012	1-5415

10.25*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.35	October 15, 2012	1-5415

10.26*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich.	10-Q	10.38	November 1, 2013	1-5415

10.27*	Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.39	May 1, 2014	1-5415

10.28*	Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson.	10-Q	10.40	October 29, 2014	1-5415

10.29*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.	10-K	10.37	March 7, 2014	1-5415

10.30*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.	10-K	10.38	March 7, 2014	1-5415

10.31	Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.1	March 17, 2015	1-5415

10.32*	Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.2	April 22, 2015	1-5415

10.33*	Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415

10.34*	Change of Control Agreement, dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415

10.35*	Separation and General Release dated April 16, 2015, between A.M. Castle & Co. and Scott Dolan.	8-K	10.5	April 22, 2015	1-5415
10.36	First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub and Allan J. Young.	8-K	10.6	April 22, 2015	1-5415

10.37*	Form Non-Qualified Stock Option Award Agreement	8-K	10.7	July 28, 2015	1-5415

10.38*	Form Restricted Stock Unit Award Agreement	8-K	10.8	July 28, 2015	1-5415

10.39	Second Amendment to Settlement Agreement, as amended, dated October 30, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Messrs. Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.9	November 5, 2015	1-5415

10.40*	Special Bonus Letter dated March 17, 2015, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.2	April 29, 2015	1-5415

10.41*	Separation Agreement and General Release, dated June 24, 2015, by and between A.M. Castle & Co. and Mr. Stephen J. Letnich.	10-Q	10.8	August 5, 2015	1-5415

Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.42*	A.M. Castle & Co. Directors Deferred Compensation Plan (as amended and restated as of January 1, 2015).

10.43*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.

10.44*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).

10.45*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.

18.1+	Preferability Letter from Deloitte & Touche LLP

21.1+	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP

23.2+	Consent of Grant Thornton LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

*	These agreements are considered a compensatory plan or arrangement.
+	Previously filed with the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Paul Schwind
Paul Schwind,
Corporate Controller & Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 16, 2016

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

3.1	Articles of Restatement of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012.	10-Q	3.1	May 3, 2012	1-5415	—

3.2	Amendment to Articles of Incorporation of the Company.	8-K	3.1	August 31, 2012	1-5415	—

3.3	Articles Supplementary of the Charter of the Company.	8-A	3.1	September 6, 2012	1-5415	—

3.4	Articles Supplementary of the Charter of the Company.	8-K	3.1	August 14, 2013	1-5415	—

3.5	Amendment to the Amended and Restated Bylaws of the Company, adopted March 17, 2015.	8-K	3.1	March 17, 2015	1-5415	—

4.1	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	December 21, 2011	1-5415	—

4.2	Indenture, dated as of December 15, 2011, among A.M. Castle & Co., the Guarantors and U.S. Bank National Association, as trustee.	8-K	4.2	December 21, 2011	1-5415	—

4.3	Rights Agreement, dated as of August 31, 2012, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 31, 2012	1-5415	—

4.4	Amendment No. 1 to Rights Agreement, dated as of August 13, 2013, by and between A.M. Castle & Co. and American Stock Transfer & Trust Company, LLC, as Rights Agent.	8-K	4.1	August 14, 2013	1-5415	—

10.1*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415	—

10.2*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415	—

10.3*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415	—

10.4*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415	—

10.5*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.20	March 24, 2010	1-5415	—

10.6*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.21	March 24, 2010	1-5415	—

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

10.7*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.22	March 24, 2010	1-5415	—

10.8*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.23	March 24, 2010	1-5415	—

10.9*	Form of Non-Employee Director Restricted Stock Award Agreement.	8-K	10.1	April 27, 2010	1-5415	—

10.10*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415	—

10.11*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415	—

10.12*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.29	March 8, 2011	1-5415	—

10.13*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of April 25, 2013.	DEF14A	Appendix A	March 12, 2013	1-5415	—

10.14	Loan and Security Agreement, dated December 15, 2011, by and among A.M. Castle & Co., Transtar Metals Corp., Advanced Fabricating Technology, LLC, Oliver Steel Plate Co., Paramont Machine Company, LLC, Total Plastics, Inc., Tube Supply, LLC, A.M. Castle & Co. (Canada) Inc., Tube Supply Canada ULC, the other Loan Parties party thereto, the lenders which are now or which hereafter become a party thereto, and Wells Fargo Bank, National Association, a national banking association, in its capacity as administrative agent and collateral agent for Secured Parties.	8-K	10.4	December 21, 2011	1-5415	—

10.15	Pledge and Security Agreement, dated as of December 15, 2011, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent, for the benefit of the Secured Parties.	8-K	10.1	December 21, 2011	1-5415	—

10.16	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 21, 2011	1-5415	—

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

10.17	Amendment No. 1 to Loan and Security Agreement, dated as of January 21, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.1	January 23, 2014	1-5415	—

10.18	Amendment No. 2 to Loan and Security Agreement, dated as of December 10, 2014, by and among A.M. Castle & Co., Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A.M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent.	8-K	10.2	December 11, 2014	1-5415	—

10.19*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.29	August 7, 2012	1-5415	—

10.20*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415	—

10.21*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.31	August 7, 2012	1-5415	—

10.22*	Employment Offer Letter dated October 10, 2012, between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.32	October 15, 2012	1-5415	—

10.23*	Form of Restricted Stock Unit Award Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.33	October 15, 2012	1-5415	—

10.24*	Form of Severance Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.34	October 15, 2012	1-5415	—

10.25*	Form of Change of Control Agreement between A.M. Castle & Co. and Mr. Scott Dolan.	8-K/A	10.35	October 15, 2012	1-5415	—

10.26*	Employment Offer Letter dated July 1, 2013, between A.M. Castle & Co. and Mr. Stephen Letnich.	10-Q	10.38	November 1, 2013	1-5415	—

10.27*	Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.39	May 1, 2014	1-5415	—

10.28*	Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson. .	10-Q	10.40	October 29, 2014	1-5415	—

10.29*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.	10-K	10.37	March 7, 2014	1-5415	—

10.30*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.	10-K	10.38	March 7, 2014	1-5415	—

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

10.31	Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.1	March 17, 2015	1-5415	—

10.32*	Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.2	April 22, 2015	1-5415	—

10.33*	Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415	—

10.34*	Change of Control Agreement, dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415	—

10.35*	Separation and General Release dated April 16, 2015, between A.M. Castle & Co. and Scott Dolan.	8-K	10.5	April 22, 2015	1-5415	—

10.36	First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub and Allan J. Young.	8-K	10.6	April 22, 2015	1-5415	—

10.37*	Form Non-Qualified Stock Option Award Agreement.	8-K	10.7	July 28, 2015	1-5415	—

10.38*	Form Restricted Stock Unit Award Agreement.	8-K	10.8	July 28, 2015	1-5415	—

10.39	Second Amendment to Settlement Agreement, as amended, dated October 30, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Messrs. Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.9	November 5, 2015	1-5415	—

10.40*	Special Bonus Letter dated March 14, 2015, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.2	April 29, 2015	1-5415

10.41*	Separation Agreement and General Release, dated June 24, 2015, by and between A.M. Castle & Co. and Mr. Stephen J. Letnich.	10-Q	10.8	August 5, 2015	1-5415

10.42*	A.M. Castle & Co. Directors Deferred Compensation Plan (as amended and restated as of January 1, 2015).					E-1

10.43*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.					E-13

10.44*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).					E-14

10.45*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.					E-88

Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

18.1+	Preferability Letter from Deloitte & Touche LLP					E-89

21.1+	Subsidiaries of Registrant					E-90

23.1	Consent of Deloitte & Touche LLP					E-91

23.2+	Consent of Grant Thornton LLP					E-92

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					E-93

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.					E-94

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.					E-95

101.INS+	XBRL Instance Document					—

101.SCH+	XBRL Taxonomy Extension Schema Document					—

101.CAL+	XBRL Taxonomy Calculation Linkbase Document					—

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document					—

101.LAB+	XBRL Taxonomy Label Linkbase Document					—

101.PRE+	XBRL Taxonomy Presentation Linkbase Document					—

*	These agreements are considered a compensatory plan or arrangement.
+	Previously filed with the Original Filing.