Form 10-Q
period 2016-03-31
CASTLE A M & CO
filed 2016-05-10
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2016
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 23,794,390 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,718	$11,100
Accounts receivable, less allowances of $2,380 and $2,380, respectively	83,619	73,191
Inventories	189,973	216,090
Prepaid expenses and other current assets	13,903	10,424
Income tax receivable	329	346
Current assets of discontinued operations	—	37,140
Total current assets	298,542	348,291
Investment in joint venture	36,001	35,690
Intangible assets, net	8,709	10,250
Prepaid pension cost	9,072	8,422
Deferred income taxes	494	378
Other noncurrent assets	5,710	6,109
Property, plant and equipment:
Land	2,521	2,519
Buildings	39,850	39,778
Machinery and equipment	130,072	153,955
Property, plant and equipment, at cost	172,443	196,252
Accumulated depreciation	(114,002)	(131,691)
Property, plant and equipment, net	58,441	64,561
Noncurrent assets of discontinued operations	—	19,805
Total assets	$416,969	$493,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,468	$45,606
Accrued and other current liabilities	38,686	28,078
Income tax payable	489	33
Current portion of long-term debt	6,978	7,012
Current liabilities of discontinued operations	—	11,158
Total current liabilities	96,621	91,887
Long-term debt, less current portion	268,546	310,614
Deferred income taxes	—	4,169
Build-to-suit liability	12,775	13,237
Other noncurrent liabilities	9,018	7,935
Pension and postretirement benefit obligations	18,622	18,676
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred $0.00 par value shares); no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value—60,000 shares authorized and 23,888 shares issued and 23,794 outstanding at March 31, 2016 and December 31, 2015	238	238
Additional paid-in capital	227,046	226,844
Accumulated deficit	(182,179)	(145,309)
Accumulated other comprehensive loss	(32,754)	(33,821)
Treasury stock, at cost—94 shares at March 31, 2016 and December 31, 2015	(964)	(964)
Total stockholders’ equity	11,387	46,988
Total liabilities and stockholders’ equity	$416,969	$493,506
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended
	March 31,
	2016	2015
Net sales	$163,848	$188,540
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	133,758	144,355
Warehouse, processing and delivery expense	23,403	23,591
Sales, general and administrative expense	17,437	20,968
Restructuring expense	11,718	831
Depreciation and amortization expense	4,393	5,894
Total costs and expenses	190,709	195,639
Operating loss	(26,861)	(7,099)
Interest expense, net	10,369	10,164
Debt restructuring costs	7,075	—
Other expense, net	1,145	6,225
Loss from continuing operations before income taxes and equity in earnings of joint venture	(45,450)	(23,488)
Income tax benefit	(335)	(6,951)
Loss from continuing operations before equity in earnings of joint venture	(45,115)	(16,537)
Equity in earnings of joint venture	311	875
Loss from continuing operations	(44,804)	(15,662)
Income from discontinued operations, net of income taxes	7,934	535
Net loss	$(36,870)	$(15,127)

Basic earnings (loss) per common share:
Continuing operations	$(1.90)	$(0.67)
Discontinued operations	0.34	0.02
Net basic loss per common share	$(1.56)	$(0.65)

Diluted earnings (loss) per common share:
Continuing operations	$(1.90)	$(0.67)
Discontinued operations	0.34	0.02
Net diluted loss per common share	$(1.56)	$(0.65)
Comprehensive loss	$(35,803)	$(18,419)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(36,870)	$(15,127)
Less: Income from discontinued operations, net of income taxes	7,934	535
Loss from continuing operations	(44,804)	(15,662)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	4,393	5,894
Amortization of deferred gain	(56)	(3)
Amortization of deferred financing costs and debt discount	2,439	2,167
Debt restructuring costs	7,075	—
Loss from lease termination	4,539	—
Loss (gain) on sale of property, plant and equipment	1,774	(5,622)
Unrealized gains on commodity hedges	(263)	(102)
Unrealized foreign currency transaction (gain) loss	(61)	3,823
Equity in earnings of joint venture	(311)	(875)
Dividends from joint venture	—	315
Share-based compensation expense	202	714
Deferred income taxes	—	(7,351)
Changes in assets and liabilities:
Accounts receivable	(9,979)	758
Inventories	26,563	(10,185)
Prepaid expenses and other current assets	(2,129)	(3,894)
Other noncurrent assets	(173)	(242)
Prepaid pension costs	(122)	620
Accounts payable	4,073	15,130
Income tax payable and receivable	504	643
Accrued and other current liabilities	8,902	9,569
Pension and postretirement benefit obligations and other noncurrent liabilities	968	(158)
Net cash from (used) in operating activities of continuing operations	3,534	(4,461)
Net cash (used in) from operating activities of discontinued operations	(5,219)	1,681
Net cash used in operating activities	(1,685)	(2,780)
Investing activities:
Capital expenditures	(1,238)	(1,837)
Proceeds from sale of property, plant and equipment	467	7,541
Net cash (used in) from investing activities of continuing operations	(771)	5,704
Net cash from (used in) investing activities of discontinued operations	53,570	(224)
Net cash from investing activities	52,799	5,480
Financing activities:
Proceeds from long-term debt	287,113	206,900
Repayments of long-term debt	(331,196)	(204,357)
Payment of debt restructuring costs	(7,075)	—
Payments of build-to-suit liability	(462)	—
Net cash (used in) from financing activities	(51,620)	2,543
Effect of exchange rate changes on cash and cash equivalents	124	(331)
Net change in cash and cash equivalents	(382)	4,912
Cash and cash equivalents - beginning of year	11,100	8,454
Cash and cash equivalents - end of period	$10,718	$13,366
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2015 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. The 2016 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
During the fourth quarter of 2015, the Company elected to change its method of inventory costing for its U.S. metals inventory to the average cost method from the last-in first-out ("LIFO") method. The Company applied this change in method of inventory costing by retrospectively adjusting the prior period financial statements.
In March 2016, the Company completed the sale of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"). TPI is reflected in the accompanying condensed consolidated financial statements as a discontinued operation, and all the data in this filing has been recast to present TPI as a discontinued operation for all periods presented.
(2) New Accounting Standards
Standards Updates Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements, allowing an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. Effective January 1, 2016, the Company adopted ASU No. 2015-03 and retrospectively applied the requirements to the Condensed Consolidated Balance Sheet at December 31, 2015, which resulted in a reduction of both other noncurrent assets and long-term debt of $4,147 from what had been previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. As permitted by ASU No. 2015-15, the Company will continue to present debt issuance costs related to line-of-credit arrangements as an asset on its balance sheet.
Standards Updates Issued Not Yet Effective
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. Under ASU No. 2016-09, a Company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital pool and significantly reducing the complexity and cost of accounting for excess tax benefits and tax deficiencies. For interim reporting purposes, excess tax benefits and tax deficiencies are considered discrete items in the reporting period in which they occur and are not included in the estimate of an entity’s annual effective tax rate. ASU No. 2016-09 further eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. The Company is currently evaluating the impact the adoption of ASU No. 2016-09 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU

No. 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2016-02 will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption. ASU No. 2015-14, "Deferral of the Effective Date," was issued in August 2015 to defer the effective date of ASU No. 2014-09 for public companies until annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.
(3) Discontinued Operation
On March 15, 2016, the Company completed the sale of TPI for $55,070 in cash, subject to customary working capital adjustments. Under the terms of the sale, $1,500 of the purchase price has been placed into escrow pending adjustment based upon final calculation of the working capital at closing, to be determined within approximately 60 days of closing. The sale resulted in pre-tax and after-tax gains of $4,217 and $2,994, respectively.
Prior to the sale of TPI, the Company had two reportable segments consisting of its Plastics segment and its Metals segment. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable segment.
Summarized results of the discontinued operation were as follows:

	Three Months Ended
	March 31,
	2016	2015
Net sales	$29,680	$33,688
Cost of materials	21,027	23,990
Operating costs and expenses	7,288	8,468
Interest expense(a)	333	382
Income from discontinued operations before income taxes	$1,032	$848
Income tax (benefit) expense(b)	(3,908)	313
Gain on sale of discontinued operations, net of income taxes	2,994	—
Income from discontinued operations, net of income taxes	$7,934	$535
(a)Interest expense was allocated to the discontinued operation based on the debt that was required to be paid as a result of the sale of TPI.
(b) Income tax benefit includes $4,207 reversal of valuation allowance resulting from the sale of TPI during the three months ended March 31, 2016.

Major classes of assets and liabilities of the discontinued operation at December 31, 2015 were as follows:

December 31, 2015
Current assets of discontinued operations:
Accounts receivable	$16,688
Inventories	19,353
Prepaid expenses and other current assets	1,099
Current assets of discontinued operations	$37,140
Noncurrent assets of discontinued operations:
Goodwill	$12,973
Property, plant and equipment, at cost	26,979
Less: accumulated depreciation	(20,147)
Noncurrent assets of discontinued operations	$19,805
Current liabilities of discontinued operations:
Accounts payable	$10,666
Accrued and other current liabilities	492
Current liabilities of discontinued operations	$11,158

(4) Earnings (Loss) Per Share
Diluted earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s 7.0% Convertible Senior Notes due December 15, 2017 (the "Convertible Notes"), which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. Refer to Note 7 - Debt for further description of the Convertible Notes.
The following table is a reconciliation of the basic and diluted earnings (loss) per common share calculations:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Loss from continuing operations	$(44,804)	$(15,662)
Income from discontinued operations, net of income taxes	7,934	535
Net loss	$(36,870)	$(15,127)
Denominator:
Weighted average common shares outstanding	23,625	23,459
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted earnings (loss) per common share	23,625	23,459

Basic earnings (loss) per common share:
Continuing operations	$(1.90)	$(0.67)
Discontinued operations	0.34	0.02
Net basic loss per common share	$(1.56)	$(0.65)

Diluted earnings (loss) per common share:
Continuing operations	$(1.90)	$(0.67)
Discontinued operations	0.34	0.02
Net diluted loss per common share	$(1.56)	$(0.65)
Excluded outstanding share-based awards having an anti-dilutive effect	954	356
Excluded "in the money" portion of Convertible Notes having an anti-dilutive effect	—	—
The Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $10.28, which is the conversion price of the Convertible Notes. The Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s common stock. In future periods, absent a fundamental change (as defined in the Convertible Notes indenture), the outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 5,600 shares.

(5) Joint Venture
Kreher Steel Company, LLC ("Kreher") is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture:

	Three Months Ended
	March 31,
	2016	2015
Net sales	$31,518	$52,606
Cost of materials	26,601	44,350
Income before taxes	566	1,990
Net income	622	1,750
(6) Intangible Assets
Intangible assets consisted of customer relationships as follows:

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,398	$58,689	$67,438	$57,188
The Company recorded the following aggregate amortization expense associated with intangibles:

	Three Months Ended
	March 31,
	2016	2015
Amortization expense	$1,527	$2,672
The following is a summary of the estimated annual amortization expense for the remainder of 2016 and each of the 4 subsequent years:

2016	$4,599
2017	$4,110
2018	$—
2019	$—
2020	$—

(7) Debt
Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$6,681	$6,681
7.0% Convertible Notes due December 15, 2017	57,500	57,500
12.75% Senior Secured Notes due December 15, 2018	203,319	203,319
Revolving Credit Facility due December 10, 2019	22,100	66,100
Other, primarily capital leases	346	428
Less: unamortized discount	(10,835)	(12,255)
Less: unamortized debt issuance costs	(3,587)	(4,147)
Total debt	$275,524	$317,626
Less: current portion	6,978	7,012
Total long-term portion	$268,546	$310,614
Secured Notes
In February 2016, the Company completed a private exchange offer and consent solicitation (the “Exchange Offer”) to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 (the “New Secured Notes”) for the Company’s outstanding 12.75% Senior Secured Notes due 2016 (the "Secured Notes"). In connection with the Exchange Offer, the Company issued $203,319 aggregate principal amount of New Secured Notes, leaving $6,681 aggregate principal amount of Secured Notes outstanding. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Secured Notes and the related indenture (the “Existing Indenture”) providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Secured Notes and related guarantees.
The Company maintains the contractual right to exchange the remaining Secured Notes with New Secured Notes prior to their maturity date or the Company may redeem some or all of the Secured Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest. The New Secured Notes have substantially the same terms as the Secured Notes except for the following principal differences: (i) the New Secured Notes were offered pursuant to an exemption from the registration requirements of the Securities Act, and do not have the benefit of any exchange offer or other registration rights, (ii) the New Secured Notes effectively extend the maturity date of the Secured Notes to December 15, 2018, unless the Company is unable to both (a) complete the exchange of a portion of its Convertible Notes on or prior to June 30, 2016, and (b) redeem, on one or more occasions (each, a “Special Redemption”), an aggregate of not less than $27,500 of aggregate principal amount of the New Secured Notes on or prior to October 31, 2016, using cash available to the Company and/or net proceeds from sales of assets of the Company or a Restricted Subsidiary outside the ordinary course of business (other than net proceeds derived from the sale of accounts receivable and inventory (the “Designated Asset Sale Proceeds”)), subject to a penalty equal to 4.00% of the outstanding principal, payable in cash and/or stock, in the Company’s sole discretion (the “Special Redemption Condition”), in which case the maturity date of the New Secured Notes will be September 14, 2017, (iii) the New Secured Notes provide that, whether or not the Special Redemption Condition is satisfied, the Company will have an obligation to effect Special Redemptions using Designated Asset Sale Proceeds or other permissible funds until such time as the aggregate amount of Special Redemptions equals $40,000, (iv) the New Secured Notes contain modifications to the asset sale covenant providing that the Company shall not use any net proceeds from asset sales outside the ordinary course of business to redeem, repay or prepay the Secured Notes or the Convertible Notes, (v) the granting of a third-priority lien on the collateral securing the New Secured Notes for the benefit of new Convertible Notes is a permitted lien under the indenture and (vi) the New Secured Notes include an event of default if the Company does not complete the Convertible Note Exchanges (as defined below) by June 30, 2016, subject to certain exceptions.
The New Secured Notes and the Secured Notes (together, the "Notes") are fully and unconditionally guaranteed, jointly and severally, by certain 100% owned domestic subsidiaries of the Company (the “Guarantors”). The New Secured Notes and the related guarantees are secured by a lien on substantially all of the Company's and the Guarantors' assets, subject to certain exceptions and permitted liens pursuant to a pledge and security agreement. The terms of the New Secured Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company's ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue common stock; make certain investments; create liens; agree to payment restrictions affecting certain subsidiaries; consolidate or merge; sell or otherwise transfer or dispose of assets, including equity interests of certain subsidiaries; enter into transactions with affiliates, enter into sale and leaseback transactions; and use the proceeds of permitted sales of the Company's assets. Refer to Note 15 - Guarantor Financial Information to the Condensed Consolidated Financial Statements.
The Company may redeem some or all of the Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest.
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
The New Secured Notes require that the Company make, subject to certain conditions and within 95 days of the end of each fiscal year beginning with the fiscal year ending December 31, 2016, an offer to purchase the New Secured Notes with i) 75% of excess cash flow (as defined in the New Secured Notes indenture) until the Company has offered to purchase up to $50,000 in aggregate principal amount of the notes, ii) 50% of excess cash flow until the Company has offered to purchase up to $75,000 in aggregate principal amount of the notes, iii) 25% of the excess cash flow until the Company has offered to purchase up to $100,000 in aggregate principal amount of the notes and iv) 0% thereafter, in each case, at 103% of the principal amount, thereof, plus accrued and unpaid interest.
The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of ASC No. 470-60, "Debt-Troubled Debt Restructurings", as the Company was determined to be experiencing financial difficulties and was granted a concession by the eligible holders. Accordingly, for the three months ended March 31, 2016 the Company has expensed the eligible holder consent fees and related legal and other direct costs of $7,075 incurred in conjunction with the Exchange Offer in debt restructuring costs in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company pays interest on the Notes at a rate of 12.75% per annum in cash semi-annually.
Convertible Notes
As of March 31, 2016, the Company had $57,500 aggregate principal amount of Convertible Notes outstanding that mature on December 15, 2017. The Company pays interest on the Convertible Notes at a rate of 7.0% per annum semi-annually in June and December of each year. The Convertible Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Guarantors. Each $1 principal amount of Convertible Notes is initially convertible into shares of the Company's common stock at any time at a conversion price equal to $10.28 per share of common stock. The conversion rate will be subject to adjustment, but will not be adjusted for accrued and unpaid interest, if any. In addition, if an event constituting a fundamental change occurs ("fundamental change" is defined in the Convertible Notes indenture to include the occurrence of certain change of control events or the ceasing of the Company’s common stock to be listed on the New York Stock Exchange ("NYSE") or another qualifying exchange), the Company will in some cases increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such fundamental change. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares. In addition, upon a fundamental change and subject to certain exceptions, holders may require the Company to repurchase some or all of their Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest.
The Company has entered into Transaction Support Agreements (as amended, supplemented or modified through the date hereof, the “Support Agreements”) with holders (the “Supporting Holders”) of $57,288, or 99.6%, of the aggregate principal amount of the Convertible Notes. The Support Agreements provide for the terms of exchanges in which the Company has agreed to issue new 5.25% Senior Secured Convertible Notes due 2019 (the “New Convertible Notes”) in exchange for outstanding Convertible Notes (the “Convertible Note Exchange”). On March 22, 2016, as later amended, the Company filed a registration statement on Form S-3 to register the resale of the common stock underlying the New Convertible Notes. On May 6, 2016, the Company held a special meeting of stockholders to consider a proposal to approve, as required pursuant to Rule 312 of the NYSE Listed Company Manual, the issuance of the Company’s common stock upon conversion of the New Convertible Notes. The proposal was approved by the Company’s stockholders with the affirmative vote of approximately 73% of the outstanding shares of common stock entitled to vote thereon, which represented approximately 99% of the total votes cast. The Convertible Note Exchange is expected to be completed in the second quarter of 2016.
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
If the VWAP of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which such notice of redemption is provided, the Company shall have the right to redeem any or all of the New Convertible Notes at a price equal to (i) 100.0% of the aggregate principal amount thereof plus (ii) the "make-whole" premium. The redemption price can be paid in the form of cash, shares of the Company's common stock or a combination of both, at the Company's sole discretion. The value of shares of the Company's common stock will be based on the VWAP of such shares for the 20 trading days immediately preceding the date of redemption. Prior to the third trading day prior to the date of any such redemption, any New Convertible Notes called for redemption may be converted by the holder into shares of the Company's common stock at the conversion price then in effect.
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
The weighted average interest rate for borrowings under the Revolving Credit Facility for the three months ended March 31, 2016 and 2015 was 3.02% and 2.88%, respectively. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended March 31, 2016. At this ratio, the Company's current maximum borrowing capacity would be $76,422 before triggering full dominion of the Company's cash collections. As of March 31, 2016, the Company had $54,322 of additional unrestricted borrowing capacity under the Revolving Credit Facility.
In February 2016, the Company entered into an amendment to the Loan and Security Agreement governing the Revolving Credit Facility (the “Amendment”), by and among the Company and certain domestic subsidiaries, the financial institutions from time to time party to the Loan and Security Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. The terms of the Amendment permit (i) the Exchange Offer, (ii) the Convertible Notes Exchange and (iii) the granting of a third-priority lien to the holders of the New Convertible Notes. All other material terms of the Revolving Credit Facility remain unchanged.
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
The Company’s pension plan asset portfolio as of March 31, 2016 and December 31, 2015 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of March 31, 2016 was estimated to be $5,073 compared to a carrying value of $6,681. The fair value of the Company's New Secured Notes as of March 31, 2016 was estimated to be $149,336 compared to a carrying value of $203,319. The fair value of the Company's Secured Notes as of December 31, 2015 was estimated to be $160,662 compared to a carrying value of $210,000. The fair values for both the Secured Notes and New Secured Notes were determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Convertible Notes as of March 31, 2016 was approximately $26,594 compared to a carrying value of $57,500. The fair value of the Convertible Notes as of December 31, 2015 was approximately $21,966 compared to a carrying value of $57,500. The fair value of the Convertible Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Convertible Notes.
The main inputs and assumptions into the fair value model for the Convertible Notes at March 31, 2016 were as follows:

Company's stock price at the end of the period	$2.70
Expected volatility	67.80%
Credit spreads	69.21%
Risk-free interest rate	1.05%
Given the revolving nature and the variable interest rates, the Company has determined that the fair value of the Revolving Credit Facility approximates its carrying value.

Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At March 31, 2016, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At March 31, 2016 and December 31, 2015, the notional value associated with forward contracts was $2,221 and $3,080, respectively. The Company recorded, through cost of materials, realized and unrealized net losses of $57 and $210 for the three months ended March 31, 2016 and 2015, respectively, as a result of the decline in the fair value of the contracts. As of March 31, 2016 and December 31, 2015, all commodity hedge contracts were in a liability position. As of March 31, 2016, the Company had a letter of credit outstanding for $1,100 as collateral for the commodity hedge contracts.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total(a)
As of March 31, 2016
Derivative liability for commodity hedges	$—	$752	$—	$752
As of December 31, 2015
Derivative liability for commodity hedges	$—	$1,015	$—	$1,015
(a) As of March 31, 2016 and December 31, 2015 the entire derivative liability for commodity hedges of $752 and $1,015, respectively, are short-term and are included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets.
(9) Stockholders’ Equity
Comprehensive Loss
Comprehensive loss includes net loss and all other non-owner changes to equity that are not reported in net loss.
The Company’s comprehensive loss is as follows:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(36,870)	$(15,127)
Change in unrecognized pension and postretirement benefit costs, net of tax	456	1,022
Foreign currency translation adjustments	611	(4,314)
Total comprehensive loss	$(35,803)	$(18,419)
The components of accumulated other comprehensive loss are as follows:

	March 31, 2016	December 31, 2015
Unrecognized pension and postretirement benefit costs, net of tax	$(16,729)	$(17,185)
Foreign currency translation losses	(16,025)	(16,636)
Total accumulated other comprehensive loss	$(32,754)	$(33,821)

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2016	2015	2016	2015	2016	2015
Balance as of January 1,	$(17,185)	$(27,122)	$(16,636)	$(9,994)	$(33,821)	$(37,116)
Other comprehensive loss before reclassifications	—	—	611	(4,314)	611	(4,314)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	456	1,022	—	—	456	1,022
Net current period other comprehensive income (loss)	456	1,022	611	(4,314)	1,067	(3,292)
Balance as of March 31,	$(16,729)	$(26,100)	$(16,025)	$(14,308)	$(32,754)	$(40,408)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three month periods ended March 31, 2016 and 2015, respectively.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2016	2015
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(50)	$(94)
Actuarial loss (b)	(406)	(928)
Total before tax	(456)	(1,022)
Tax effect	—	—
Total reclassifications for the period, net of tax	$(456)	$(1,022)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense.

(10) Share-based Compensation (stock option amounts below are in thousands)
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The total share-based compensation expense recognized for the three months ended March 31, 2016 and 2015 was $202 and $714, respectively. The unrecognized compensation cost as of March 31, 2016 associated with all share-based payment arrangements is $2,614 and the weighted average period over which it is to be expensed is 1.5 years.
On February 25, 2016, the Board of Directors of the Company approved the grant of 1,203 non-qualified stock options ("stock options") for executive officers under the Company’s 2016 Long-Term Compensation Plan (“2016 LTC Plan”). All stock options awarded under the 2016 LTC Plan are subject to the terms of the 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of April 25, 2013.
The stock options vest in three equal installments over three years from the grant date and are exercisable immediately upon vesting. The strike price was equal to the closing price of the Company's stock on the date of grant. The term of the options is 10 years from the date of grant.

The weighted average grant date fair value of $1.12 per share for the options granted under the 2016 LTC Plan for executive officers was estimated using the Black-Scholes option-pricing model with the following assumptions:

2016
Expected volatility	61.8%
Risk-free interest rate	1.3%
Expected life (in years)	6.0
Expected dividend yield	—
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Three Months Ended
	March 31,
	2016	2015
Service cost	$112	$237
Interest cost	1,312	1,795
Expected return on assets	(2,035)	(2,317)
Amortization of prior service cost	50	94
Amortization of actuarial loss	406	928
Net periodic pension and postretirement benefit (credit) cost	$(155)	$737
Contributions paid	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2016.
(12) Restructuring Activity
In April 2015 the Company announced a restructuring plan consisting of workforce reductions and the consolidation of more facilities in locations deemed to have redundant operations. In the three months ended March 31, 2016, the Company incurred additional costs associated with the April 2015 restructuring plan which consisted of moving costs, professional fees and losses on the disposal of fixed assets. In addition, the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016. All of the April 2015 announced restructuring activities are now complete.
In the first quarter of 2016, the Company closed its Houston and Edmonton facilities and sold all the equipment at these facilities to an unrelated third-party. Restructuring activities associated with the strategic decision to close these facilities included employee termination and related benefits, lease termination costs, moving costs associated with exit from the closed facilities, and professional fees at the closed facilities.
As a result of its restructuring activities, the Company incurred the following restructuring expense:

	Three Months Ended
	March 31,
	2016	2015
Employee termination and related benefits	$553	$—
Lease termination costs	6,145	—
Moving costs associated with plant consolidations	3,135	—
Professional fees (a)	678	831
Loss on disposal of fixed assets	1,207	—
Total	$11,718	$831
(a) Professional fees for the three months ended March 31, 2015 were comprised of professional fees associated with the development of the restructuring plan announced in April 2015.

Restructuring reserve activity for the three months ended March 31, 2016 is summarized below:

		Period Activity
	Balance January, 1 2016	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balance March 31, 2016
Employee termination and related benefits (a)	$8,301	$553	$(3,204)	$—	$5,650
Lease termination costs (b)(c)	232	6,145	(71)	(4,539)	1,767
Moving costs associated with plant consolidations	—	3,135	(3,135)	—	—
Professional fees	—	678	(678)	—	—
Disposal of fixed assets	—	1,207	—	(1,207)	—
Total	$8,533	$11,718	$(7,088)	$(5,746)	$7,417
(a) As of March 31, 2016, the short-term portion of employee termination and related benefits of $150 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets and the long-term portion associated with the Company's withdrawal from a multi-employer pension plan of $5,500 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(b) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of March 31, 2016, the short-term portion of the lease termination costs of $437 are included in accrued and other current liabilities and the long-term portion of the lease termination costs of $1,330 are included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(c) In connection with the closure of the Company's Houston and Edmonton facilities, the Company agreed to sell its fixed assets and to a reduction in future proceeds from the sale of inventory in exchange for the assignment of its remaining lease obligations at its Houston facility resulting in a non-cash charge of $4,539 being recorded during the three months ended March 31, 2016.
(13) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax (benefit) expense, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of income (loss) from continuing operations before income taxes and equity in earnings of joint venture.
For the three months ended March 31, 2016, the Company recorded income tax benefit of $335 on pre-tax loss from continuing operations before equity in earnings of joint venture of $45,450, for an effective tax rate of 0.7%. For the three months ended March 31, 2015, the Company recorded income tax benefit of $6,951 on pre-tax loss from continuing operations before equity in earnings of joint venture of $23,488, for an effective tax rate of 29.6%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three months ended March 31, 2016 and 2015 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses.
(14) Commitments and Contingent Liabilities
As of March 31, 2016, the Company had $8,738 of irrevocable letters of credit outstanding which primarily consisted of $5,000 for its warehouse in Janesville, Wisconsin, $1,100 for collateral associated with commodity hedges and $1,538 for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
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

(15) Guarantor Financial Information
The Notes are guaranteed by certain 100% directly owned subsidiaries of the Company (the "Guarantors"). The Guarantors include TPI (legal entity and any remaining assets and liabilities subsequent to the sale of the TPI business as discussed in Note 3 - Discontinued Operation), Advanced Fabricating Technology, LLC, Keystone Tube Company, LLC, and Paramont Machine Company, LLC, each of which fully and unconditionally guarantee the New Secured Notes on a joint and several basis.
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

Condensed Consolidating Balance Sheet
As of March 31, 2016

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$930	$—	$9,788	$—	$10,718
Accounts receivable, less allowance for doubtful accounts	45,149	9	38,461	—	83,619
Receivables from affiliates	1,021	—	—	(1,021)	—
Inventories	127,844	—	62,197	(68)	189,973
Other current assets	6,650	633	6,949	—	14,232
Total current assets	181,594	642	117,395	(1,089)	298,542
Investment in joint venture	36,001	—	—	—	36,001
Intangible assets, net	8,599	—	110	—	8,709
Other noncurrent assets	11,861	—	4,824	(1,409)	15,276
Receivables from affiliates	123,372	60,879	—	(184,251)	—
Property, plant and equipment, net	47,243	—	11,198	—	58,441
Total assets	$408,670	$61,521	$133,527	$(186,749)	$416,969
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,849	$—	$17,619	$—	$50,468
Payables due to affiliates	1,021	—	—	(1,021)	—
Other current liabilities	31,941	1,396	5,838	—	39,175
Current portion of long-term debt	6,950	—	28	—	6,978
Total current liabilities	72,761	1,396	23,485	(1,021)	96,621
Long-term debt, less current portion	268,538	—	8	—	268,546
Investment in subsidiaries	16,900	—	—	(16,900)	—
Payables due to affiliates	—	8,932	175,319	(184,251)	—
Deferred income taxes	—	1,269	—	(1,269)	—
Other noncurrent liabilities	39,084	—	1,331	—	40,415
Stockholders’ equity (deficit)	11,387	49,924	(66,616)	16,692	11,387
Total liabilities and stockholders’ equity	$408,670	$61,521	$133,527	$(186,749)	$416,969

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,220	$46	$9,834	$—	$11,100
Accounts receivable, less allowance for doubtful accounts	39,448	9	33,734	—	73,191
Receivables from affiliates	759	36	—	(795)	—
Inventories	150,809	—	65,349	(68)	216,090
Other current assets	3,996	—	6,774	—	10,770
Current assets of discontinued operations	—	37,140	—	—	37,140
Total current assets	196,232	37,231	115,691	(863)	348,291
Investment in joint venture	35,690	—	—	—	35,690
Intangible assets, net	10,116	—	134	—	10,250
Other noncurrent assets	11,642	—	4,622	(1,355)	14,909
Investment in subsidiaries	33,941	—	—	(33,941)	—
Receivables from affiliates	118,478	69,359	—	(187,837)	—
Property, plant and equipment, net	52,770	1	11,790	—	64,561
Non-current assets of discontinued operations	—	19,805	—	—	19,805
Total assets	$458,869	$126,396	$132,237	$(223,996)	$493,506
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,707	$—	$12,899	$—	$45,606
Payables due to affiliates	759	—	36	(795)	—
Other current liabilities	21,121	1,412	5,578	—	28,111
Current portion of long-term debt	6,980	—	32	—	7,012
Current liabilities of discontinued operations	—	11,158	—	—	11,158
Total current liabilities	61,567	12,570	18,545	(795)	91,887
Long-term debt, less current portion	310,599	—	15	—	310,614
Payables due to affiliates	—	14,123	173,715	(187,838)	—
Deferred income taxes	—	5,524	—	(1,355)	4,169
Other noncurrent liabilities	39,715	—	133	—	39,848
Stockholders’ equity (deficit)	46,988	94,179	(60,171)	(34,008)	46,988
Total liabilities and stockholders’ equity	$458,869	$126,396	$132,237	$(223,996)	$493,506

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$112,598	$—	$54,673	$(3,423)	$163,848
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	93,018	—	44,163	(3,423)	133,758
Warehouse, processing and delivery expense	17,864	—	5,539	—	23,403
Sales, general and administrative expense	15,004	—	2,433	—	17,437
Restructuring expense	9,817	125	1,776	—	11,718
Depreciation and amortization expense	3,804	11	578	—	4,393
Total costs and expenses	139,507	136	54,489	(3,423)	190,709
Operating (loss) income	(26,909)	(136)	184	—	(26,861)
Interest expense, net	5,656	—	4,713	—	10,369
Debt restructuring costs	3,859	—	3,216	—	7,075
Other expense, net	—	—	1,145	—	1,145
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(36,424)	(136)	(8,890)	—	(45,450)
Income tax (benefit) expense	1,447	(52)	(1,730)	—	(335)
(Loss) income from continuing operations before equity in earnings (losses) of subsidiaries and joint venture	(37,871)	(84)	(7,160)	—	(45,115)
Equity in (losses) earnings of subsidiaries	(2,304)	—	—	2,304	—
Equity in earnings of joint venture	311	—	—	—	311
(Loss) income from continuing operations	(39,864)	(84)	(7,160)	2,304	(44,804)
Income from discontinued operations, net of income taxes	2,994	4,940	—	—	7,934
Net (loss) income	$(36,870)	$4,856	$(7,160)	$2,304	$(36,870)
Comprehensive (loss) income	$(35,803)	$4,856	$(6,549)	$1,693	$(35,803)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$132,450	$—	$59,000	$(2,910)	$188,540
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	100,027	—	47,238	(2,910)	144,355
Warehouse, processing and delivery expense	17,542	(522)	6,571	—	23,591
Sales, general and administrative expense	17,342	—	3,626	—	20,968
Restructuring expense	831	—	—	—	831
Depreciation and amortization expense	4,743	138	1,013	—	5,894
Total costs and expenses (income)	140,485	(384)	58,448	(2,910)	195,639
Operating (loss) income	(8,035)	384	552	—	(7,099)
Interest expense, net	6,031	—	4,133	—	10,164
Other expense, net	—	—	6,225	—	6,225
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(14,066)	384	(9,806)	—	(23,488)
Income tax (benefit) expense	(5,960)	—	(991)	—	(6,951)
(Loss) income from continuing operations before equity in earnings of joint venture	(8,106)	384	(8,815)	—	(16,537)
Equity in (losses) earnings of subsidiaries	(7,896)	—	—	7,896	—
Equity in earnings of joint venture	875	—	—	—	875
(Loss) income from continuing operations	(15,127)	384	(8,815)	7,896	(15,662)
Income from discontinued operations, net of income taxes	—	535	—	—	535
Net (loss) income	$(15,127)	$919	$(8,815)	$7,896	$(15,127)
Comprehensive (loss) income	$(18,419)	$919	$(13,129)	$12,210	$(18,419)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(36,870)	$4,856	$(7,160)	$2,304	$(36,870)
Less: Income from discontinued operations, net of income taxes	2,994	4,940	—	—	7,934
(Loss) income from continuing operations	(39,864)	(84)	(7,160)	2,304	(44,804)
Equity in losses of subsidiaries	2,304	—	—	(2,304)	—
Adjustments to reconcile net (loss) income from continuing operations to cash from (used in) operating activities of continuing operations	40,728	1,978	5,632	—	48,338
Net cash from (used in) operating activities of continuing operations	3,168	1,894	(1,528)	—	3,534
Net cash from (used in) operating activities of discontinued operations	—	(5,219)	—	—	(5,219)
Net cash from (used in) operating activities	3,168	(3,325)	(1,528)	—	(1,685)
Investing activities:
Capital expenditures	(992)	(10)	(236)	—	(1,238)
Proceeds from sale of property, plant and equipment	466	—	1	—	467
Net advances to subsidiaries	(4,893)	—	—	4,893	—
Net cash from (used in) investing activities of continuing operations	(5,419)	(10)	(235)	4,893	(771)
Net cash from (used in) investing activities of discontinued operations	53,570	—	—	—	53,570
Net cash from (used in) investing activities	48,151	(10)	(235)	4,893	52,799
Financing activities:
Proceeds from long-term debt	287,113	—	—	—	287,113
Repayments of long-term debt	(331,185)	—	(11)	—	(331,196)
Net intercompany (repayments) borrowings	—	3,289	1,604	(4,893)	—
Other financing activities	(7,537)	—	—	—	(7,537)
Net cash from (used in) financing activities	(51,609)	3,289	1,593	(4,893)	(51,620)
Effect of exchange rate changes on cash and cash equivalents	—	—	124	—	124
Net change in cash and cash equivalents	(290)	(46)	(46)	—	(382)
Cash and cash equivalents - beginning of year	1,220	46	9,834	—	11,100
Cash and cash equivalents - end of period	$930	$—	$9,788	$—	$10,718

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(15,127)	$919	$(8,815)	$7,896	$(15,127)
Less: Income from discontinued operations, net of income taxes	—	535	—	—	535
(Loss) income from continuing operations	(15,127)	384	(8,815)	7,896	(15,662)
Equity in losses of subsidiaries	7,896	—	—	(7,896)	—
Adjustments to reconcile net (loss) income from continuing operations to cash from (used in) operating activities of continuing operations	15,460	230	(4,489)	—	11,201
Net cash from (used in) operating activities of continuing operations	8,229	614	(13,304)	—	(4,461)
Net cash from (used in) operating activities of discontinued operations	—	1,681	—	—	1,681
Net cash (used in) from operating activities	8,229	2,295	(13,304)	—	(2,780)
Investing activities:
Capital expenditures	(1,257)	(49)	(531)	—	(1,837)
Proceeds from sale of property, plant and equipment	7,541	—	—	—	7,541
Net advances to subsidiaries	(13,627)	—	—	13,627	—
Net cash from (used in) investing activities of continuing operations	(7,343)	(49)	(531)	13,627	5,704
Net cash from (used in) investing activities of discontinued operations	—	(224)	—	—	(224)
Net cash from (used in) investing activities	(7,343)	(273)	(531)	13,627	5,480
Financing activities:
Proceeds from long-term debt	206,900	—	—	—	206,900
Repayments of long-term debt	(204,350)	—	(7)	—	(204,357)
Net intercompany (repayments) borrowings	—	(2,029)	15,656	(13,627)	—
Other financing activities	—	—	—	—	—
Net cash from (used in) financing activities	2,550	(2,029)	15,649	(13,627)	2,543
Effect of exchange rate changes on cash and cash equivalents	—	—	(331)	—	(331)
Net change in cash and cash equivalents	3,436	(7)	1,483	—	4,912
Cash and cash equivalents - beginning of year	511	977	6,966	—	8,454
Cash and cash equivalents - end of period	$3,947	$970	$8,449	$—	$13,366

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions, except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our facility closures and organizational changes. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions.  These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions.  Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including our ability to effectively manage our operational initiatives and restructuring activities, the impact of volatility of metals prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, our ability to successfully complete the remaining steps in our strategic refinancing process, and the impact of our substantial level of indebtedness, as well as including those risk factors identified in Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015.  All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above.  Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes thereto in Item 1 “Financial Statements (unaudited)”.
Executive Overview
A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals distribution company serving customers on a global basis. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries as well as general engineering applications.
In February 2016, the Company sold all of its inventory at its Houston and Edmonton facilities, which primarily serviced the energy market, to an unrelated third party and recognized net sales and cost of materials of $27.1 million. Subsequently, the Company sold all of its equipment at its Houston and Edmonton facilities and agreed to a reduction in future proceeds from the inventory sale in exchange for the assignment of its remaining lease obligations at its Houston facility and resulting in a non-cash charge of $4.5 million being recorded. The Company ceased operations at the Houston and Edmonton facilities in February 2016 and recorded restructuring expense of $6.9 million related to the closure of these facilities (including the previously discussed $4.5 million non-cash loss) in the first quarter of 2016. The sale of the assets and subsequent closure of the Houston and Edmonton facilities did not qualify as a discontinued operation under the authoritative accounting guidance.
On March 15, 2016, the Company completed the sale of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"), for $55.1 million in cash, subject to customary working capital adjustments. The Company used the proceeds of the sale to pay down debt, pursuant to its previously announced plan to improve its capital structure. The sale of TPI, which resulted in pre-tax and after-tax gains of $4.2 million and $3.0 million, respectively, allows the Company to focus solely on its core metals business going forward. TPI is reflected in the accompanying condensed consolidated financial statements as a discontinued operation, and all the financial data in this filing has been recast to present TPI as a discontinued operation retrospectively for all periods presented.

Results of Operations: Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth certain statement of operations data for the three months ended March 31, 2016 and 2015. Included in the operating results below is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities during the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016		2015		Favorable/(Unfavorable)
	$	% of Net Sales	$	% of Net Sales	$ Change	% Change

Net sales	$163.8	100.0%	$188.5	100.0%	$(24.7)	(13.1)%

Cost of materials (exclusive of depreciation and amortization)(a)	133.7	81.6%	144.3	76.6%	10.6	7.3%

Gross margin(b)	30.1	18.4%	44.2	23.4%	(14.1)	(31.9)%

Operating costs and expenses(c)	57.0	34.8%	51.3	27.2%	(5.7)	(11.1)%

Operating loss	$(26.9)	(16.4)%	$(7.1)	(3.8)%	$(19.8)	(278.9)%
(a) Cost of materials includes $0.5 million of inventory scrapping expenses associated with restructuring activity for the three months ended March 31, 2016.
(b) Gross margin, calculated as net sales less cost of materials, and gross material margin, calculated as gross margin divided by net sales, are non-GAAP financial measures as they exclude depreciation and amortization expense associated with the corresponding sales. The Company uses gross margin and gross material margin as measures of operating performance. Gross margin and gross material margin are important operating and financial measures as their fluctuations can have a significant impact on the Company's financial performance. Gross margin and gross material margin, as presented, are not necessarily comparable with similarly titled measures for other companies.
(c) Operating costs and expenses include $11.7 million and $0.8 million of restructuring expenses for the three months ended March 31, 2016 and 2015, respectively. Also included in the three months ended March 31, 2015 was a $5.6 million gain from the sale of an operating facility.
Net Sales
Net sales in the three months ended March 31, 2016 were $163.8 million, a decrease of $24.7 million, or 13.1%, compared to the three months ended March 31, 2015. The decrease in net sales was mainly attributable to a 27.6% decrease in tons sold per day to customers compared to the same period in the prior year, coupled with a slight decrease in average selling prices. Sales volumes decreased on all products with tubing, carbon and alloy plate, and alloy bar products having the most significant declines in sales volumes in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Offsetting the sales volume decrease in the 2016 quarter as compared to the 2015 quarter was the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities to an unrelated third-party in the three months ended March 31, 2016. The sale of this inventory, which was sold at a zero gross profit margin, was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations.
Historically high levels of foreign imports into the U.S. market continues to negatively impact the pricing of the Company's products, as have lower prices on products purchased from mills and inventory de-stocking actions taken by many of the Company's competitors. With the exception of aluminum, which had a price per ton increase, downward pricing pressures resulted in lower average selling prices compared to the three months ended March 31, 2015 on all of the products the Company sells. The most significant average selling price decreases of 15% to 20% on certain products including SBQ bar and tubing were somewhat offset by a favorable product mix, resulting in only a slight decrease average selling prices for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during the three months ended March 31, 2016 was $133.7 million compared to $144.3 million during the three months ended March 31, 2015. The $10.6 million, or 7.3%, decrease is largely due to the decrease in sales volume during the three months ended March 31, 2016 offset by the $27.1 million of cost of sale recognized on the sale of all inventory at the Company's Houston and Edmonton facilities to an unrelated third party in the three months ended March 31, 2016, as discussed above.
Gross margin, calculated as net sales less cost of materials, and gross material margin, calculated as gross margin divided by net sales, was $30.1 million and 18.4%, respectively, for the three months ended March 31, 2016, compared to $44.2 million and 23.4%, respectively, for the comparative prior year period. The decrease in gross margin was mainly attributable to the sale of inventory at the Company's Houston and Edmonton facilities as well as slightly lower average selling prices compared to the prior year quarter.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Favorable/(Unfavorable)
	2016	2015	$ Change	% Change
Warehouse, processing and delivery expense	$23.4	$23.6	$0.2	0.8%
Sales, general and administrative expense	17.5	21.0	3.5	16.7%
Restructuring expense	11.7	0.8	(10.9)	n/m*
Depreciation and amortization expense	4.4	5.9	1.5	25.4%
Total operating costs and expenses	$57.0	$51.3	$(5.7)	(11.1)%
*n/m = not meaningful
Operating costs and expenses increased by $5.7 million from $51.3 million during the three months ended March 31, 2015 to $57.0 million during the three months ended March 31, 2016.

•
Warehouse, processing and delivery costs, excluding a gain on sale of facility of $5.6 million recorded during the three months ended March 31, 2015, decreased by $5.8 million as a result of lower payroll and benefits costs, lower variable costs resulting from the decrease in sales activity and lower facility costs resulting from plant consolidations;

•	Sales, general and administrative costs decreased by $3.5 million mainly as a result of lower payroll and benefits costs and lower fees for outside consulting services;

•
Depreciation and amortization expense decreased by $1.5 million mainly as a result of the impairment of intangible assets recorded in the fourth quarter of 2015, as well as plant consolidations and closures, and equipment sales;

•
Restructuring expense for the three months ended March 31, 2016 consisted mainly of severance expense and lease termination charges associated with the closure of the Company's Houston and Edmonton facilities as well as moving expenses associated with the plant consolidations.

Operating loss for the three months ended March 31, 2016, including restructuring charges of $11.7 million, was $26.9 million compared to an operating loss of $7.1 million, including restructuring charges of $0.8 million and the $5.6 million gain on sale of facility, for the same period in the prior year.

Other Income and Expense, Income Taxes and Net Loss
Interest expense was $10.4 million during the three months ended March 31, 2016 compared to $10.2 million during the three months ended March 31, 2015. The slight increase in the quarter was attributable to higher average credit facility borrowings in the first quarter of 2016 compared to the first quarter of 2015. Also in the first quarter of 2016, the Company expensed eligible holder consent fees and related legal and other direct costs of $7.1 million incurred in conjunction with the Exchange Offer in debt restructuring costs in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Other expense related to foreign currency transaction losses was $1.1 million during the three months ended March 31, 2016 compared to $6.2 million for the same period in the prior year. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
The Company recorded an income tax benefit of $0.3 million for the three months ended March 31, 2016 compared to a tax benefit of $7.0 million for the same period last year. The Company’s effective tax rate is expressed as income tax (benefit) expense, which includes tax expense on the Company’s share of joint venture earnings, as a percentage of income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for the three months ended March 31, 2016 and 2015 was 0.7% and 29.6%, respectively. The lower effective tax rate benefit for the three months ended March 31, 2016 resulted from changes in the geographic mix, the timing of income (losses) and the inability to benefit from current year losses due to changes in valuation allowance positions in the U.S. and Canada.
Equity in earnings of the Company’s joint venture was $0.3 million in the three months ended March 31, 2016, compared to $0.9 million in the same period last year. Weaker demand and pricing for Kreher’s products, mainly in the energy market, continue to be the primary factors contributing to the decrease in equity in earnings of the Company’s joint venture.
Loss from continuing operations for the three months ended March 31, 2016 was $44.8 million compared to a loss from continuing operations of $15.7 million for the three months ended March 31, 2015. Income from discontinued operations, net of income taxes, was $7.9 million for the three months ended March 31, 2016 compared to income from discontinued operations, net of income taxes, of $0.5 million for the three months ended March 31, 2015. Income from discontinued operations, net of income taxes, for the three months ended March 31, 2016 includes after-tax gain on the sale of TPI of $3.0 million and an income tax benefit of $4.2 million from the reversal of an income tax valuation allowance.
Net loss for the three months ended March 31, 2016, which includes income from discontinued operations (net of income taxes) of $7.9 million, was $36.9 million. Net loss for the same period in the prior year, which includes income from discontinued operations (net of income taxes) of $0.5 million, was $15.1 million.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(1.7)	$(2.8)
Net cash from investing activities	52.8	5.5
Net cash (used in) from financing activities	(51.6)	2.5
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)
Net change in cash and cash equivalents	$(0.4)	$4.9
The Company’s principal sources of liquidity are cash provided by operations and available revolver borrowing capacity to fund working capital needs and growth initiatives. Specific components of the change in working capital are highlighted below:

•
During the three months ended March 31, 2016, higher accounts receivable compared to year-end 2015 resulted in $10.0 million of cash flow use compared to $0.8 million of cash flow source for the same period last year. Average receivable days outstanding was 50.3 days for the three months ended March 31, 2016 compared to 53.1 days for the three months ended March 31, 2015.

•
During the three months ended March 31, 2016, lower inventory levels compared to year-end 2015 provided $26.6 million of cash flow source compared to higher inventory levels that were a $10.2 million cash flow use for the three months ended March 31, 2015. The majority of the cash flow source from inventory in the three months ended March 31, 2016 was the result of the Houston and Edmonton inventory sale discussed above. Average days sales in inventory was 171.7 days for the three months ended March 31, 2016 compared to 220.1 days for the three months ended March 31, 2015, resulting primarily from improved inventory management.

•
During the three months ended March 31, 2016, increases in accounts payable and accrued and other current liabilities were a $13.0 million cash flow source compared to a $24.7 million cash flow source for the same period last year. Accounts payable days outstanding was 42.0 days for the three months ended March 31, 2016 compared to 46.7 days for the same period last year.

Net cash from investing activities of $52.8 million during the three months ended March 31, 2016 is mainly attributable to cash proceeds from the sale of TPI. The proceeds from the sale of TPI were used to pay down the Company's long-term debt, which along with the $7.1 million payment of debt restructuring costs, resulted in net cash used in financing activities of $51.6 million during the three months ended March 31, 2016.
The Company‘s principal sources of liquidity are cash flows from operations and available borrowing capacity under its revolving credit facility. The Company currently plans that it will have sufficient cash flows from its operations (including planned inventory reductions) to continue as a going concern, however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring activities taken during 2015 that streamlined the Company’s organizational structure, lowered operating costs and increased liquidity. Further restructuring actions to improve operating results and cash flows were taken in the first quarter of 2016 with the closure of the Company's Houston and Edmonton facilities and subsequent sale of the equipment at those facilities.
In connection with the Exchange Offer completed in February 2016, the Company issued $203.3 million aggregate principal amount of New Secured Notes, leaving $6.7 million aggregate principal amount of Secured Notes outstanding. The Company maintains a contractual right to exchange approximately $3.0 million of the remaining Secured Notes with New Secured Notes prior to their maturity date or the Company may redeem some or all of the Secured Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Secured Notes and the Existing Indenture providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Secured Notes and related guarantees.
Additionally, the Company has entered into Support Agreements with Supporting Holders of $57.3 million, or 99.6%, of the aggregate principal amount of the Company’s outstanding Convertible Notes. The Support Agreements provide for the terms of exchanges in which the Company has agreed to issue New Convertible Notes in exchange for outstanding Convertible Notes.
With the completion of the Exchange Offer, the Company has extended the maturity of a substantial portion of its long-term debt for up to two years. The sale of TPI and the sale of the Company's Houston and Edmonton inventory provided liquidity which was used to pay down long-term debt resulting in a $44.0 million reduction in the Company's revolver balance in the three months ended March 31, 2016. The Company plans to further reduce its long-term debt through continued reduction in inventory as well as strategic asset sales.
With significant cost improvement expected as a result of the Company's recent restructuring plan, the extension of a substantial portion of its long-term debt maturity through 2018, and the reduction in long-term debt, management believes the Company will be able to generate sufficient cash from operations and planned working capital improvements to fund its ongoing capital expenditure programs and meet its debt obligations for at least the next twelve months. Furthermore, the Company has available borrowing capacity under the asset-based Revolving Credit Facility, as described below.
The Company's Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain the ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's ratio of EBITDA to fixed charges was negative for the twelve months ended March 31, 2016. At this ratio, the Company's current maximum borrowing capacity would be $76.4 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate that Cash Dominion would occur during the next twelve months.
Additional unrestricted borrowing capacity under the Revolving Credit Facility at March 31, 2016 was as follows:

Maximum borrowing capacity	$98.9
Minimum excess availability before triggering Cash Dominion	(12.5)
Letters of credit and other reserves	(10.0)
Current maximum borrowing capacity	76.4
Current borrowings	(22.1)
Additional unrestricted borrowing capacity	$54.3
As part of the Company's refinancing of its Secured Notes, it agreed to make Special Redemptions using Designated Asset Sales Proceeds (Refer to Note 7 - Debt to the Condensed Consolidated Financial Statements). Pursuant to the indenture governing the New Secured Notes, until such time as the Special Redemption payment has been made, proceeds from certain asset sales are permitted to be used to repay outstanding borrowings on the Revolving Credit Facility, provided the Company's ability to borrow under the Revolving Credit Facility will be reduced temporarily.
The Revolving Credit Facility matures on December 10, 2019 (or 91 days prior to the maturity date of the Company's Secured Notes or Convertible Notes if they have not been refinanced at that time).
Through its ongoing restructuring and refinancing efforts, the Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company's overall capitalization. Cash and cash equivalents at March 31, 2016 were $10.7 million, and the Company had $54.3 million of additional unrestricted borrowing capacity under its Revolving Credit Facility. Approximately $2.3 million of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States as the need arises in the future.
Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	March 31,	December 31,	Working Capital
	2016	2015	Increase (Decrease)
Working capital	$201.9	$256.4	$(54.5)
Cash and cash equivalents	10.7	11.1	(0.4)
Accounts receivable	83.6	73.2	10.4
Inventories	190.0	216.1	(26.1)
Accounts payable	50.5	45.6	(4.9)
Accrued and other current liabilities	38.7	28.1	(10.6)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 96.0% at March 31, 2016 and 87.1% at December 31, 2015. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations as well as the strategic sale of under-performing or non-core assets to repay outstanding debt. As and when permitted by the terms of the agreements governing the Company's outstanding indebtedness, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.

Cash paid for capital expenditures for the three months ended March 31, 2016 was $1.2 million, a decrease of $0.6 million from the same period last year. Management expects there will be capital expenditures of approximately $4.5 million to $5.5 million during the remainder of 2016.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2016 (remaining nine months)(a)	$6.9
2017(b)	57.6
2018	203.3
2019(c)	22.1
2020	—
2020 and beyond	—
Total debt	$289.9
(a) Amount excludes Special Redemption payment of $27.5 million of aggregate principal amount of the New Secured Notes. The terms of the New Secured Notes require, among other things, this Special Redemption payment to be made on or prior to October 31, 2016 using Designated Asset Sales Proceeds in order to extend the maturity date of the New Secured Notes to December 15, 2018. Refer to Note 7 - Debt to the Condensed Consolidated Financial Statements.
(b) Upon completion of the Convertible Note Exchange, which is expected to occur in the second quarter of 2016, amount will mature on December 31, 2019 as described in Note 7 - Debt to the Condensed Consolidated Financial Statements.
(c) Amount represents outstanding balance under the Company's Revolving Credit Facility as of March 31, 2016 which can fluctuate. The maturity date presented above is based on the December 15, 2019 maturity date of the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility may become due sooner than the December 15, 2019 maturity date as described in Note 7 - Debt to the Condensed Consolidated Financial Statements.
As of March 31, 2016, the Company had $8.7 million of irrevocable letters of credit outstanding, which primarily consisted of $5.0 million for its new warehouse in Janesville, Wisconsin, $1.1 million for collateral associated with commodity hedges and $1.5 million for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
As previously disclosed, on January 21, 2016 the Company received written notice from the New York Stock Exchange ("NYSE") that it was not in compliance with one of the continued listing standards related to the maintenance of a minimum level of stockholders' equity and average market capitalization as set forth in Section 802.01B of the NYSE Listed Company Manual and, if it is unable to remedy such non-compliance, the Company may be subject to delisting proceedings. The Company subsequently submitted a plan of compliance to the NYSE.
On April 14, 2016, the Company received notice from the NYSE that it has accepted the Company's plan to return to conformity with the NYSE continued listing standards. As a result, the Company's stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE to ensure the Company's progress towards its plan to restore compliance with the continued listing standards, including the completion of its Exchange Offer and ongoing operational restructuring. With the acceptance of the Company's plan, the Company has 18 months from the written notification date to comply with the minimum level of stockholders' equity and average market capitalization continued listing standard, subject to its compliance with the NYSE's other continued listing requirements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2015. Refer to Item 7a in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015, as amended, for further discussion of such risks.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands, except per share data)
The Company is party to separate Support Agreements with Supporting Holders of 99.6% of the aggregate principal amount of the Company’s existing Convertible Notes. Pursuant to the Support Agreements, the Company has agreed to exchange the existing Convertible Notes held by the Supporting Holders for New Convertible Notes. For each $1 principal amount of existing Convertible Notes validly exchanged in the Convertible Note Exchange, an exchanging holder of existing Convertible Notes will receive $0.7 principal amount of New Convertible Notes, plus accrued and unpaid interest. Each $1 principal amount of New Convertible Notes will be convertible, under certain circumstances, into cash, shares of our common stock, or a combination of cash and shares of the Company's common stock, at its election, at an initial conversion price of $2.25 per share of common stock, subject to adjustments.

Item 6.	Exhibits
Exhibits required to be filed as part of this Report on Form 10-Q are listed in the Exhibit Index, which is incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	May 10, 2016	By:	/s/ Paul Schwind
Paul Schwind
Corporate Controller & Chief Accounting Officer
(Mr. Schwind has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
4.1
Supplemental Indenture, dated as of February 2, 2016, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2016. Commission File No. 1-05415

4.2
Indenture, dated as of February 8, 2016, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016. Commission File No. 1-05415

10.1	Form of Transaction Support Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 15, 2016. Commission File No. 1-05415
10.2	Form of Equity Holder Support Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 15, 2016. Commission File No. 1-05415
10.3
Form of First Amendment to Transaction Support Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 3, 2016. Commission File No. 1-05415

10.4
Pledge and Security Agreement, dated as of February 8, 2016, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent for the benefit of the Secured Parties named therein. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016. Commission File No. 1-05415

10.5
Amended and Restated Intercreditor Agreement, dated as of February 8, 2016, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016. Commission File No. 1-05415

10.6
Amendment No. 3 to Loan and Security Agreement, by and among the Company, Advanced Fabricating Technology, LLC, Paramont Machine Company, LLC, Total Plastics, Inc., A. M. Castle & Co. (Canada) Inc., the financial institutions from time to time party to the Loan Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016. Commission File No. 1-05415

10.7
Letter Agreement, dated February 8, 2016, between A.M. Castle & Co. and SGF, LLC. Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2016. Commission File No. 1-05415

10.8
Retention Agreement between Total Plastics, Inc. and Thomas L. Garrett. Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the SEC on February 17, 2016. Commission File No. 1-05415

10.9
Asset Purchase Agreement, dated March 11, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2016. Commission File No. 1-05415

10.10
Amendment No. 1 to Asset Purchase Agreement, dated March 14, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2016. Commission File No. 1-05415

10.11
Form of Amended and Restated Transaction Support Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2016. Commission File No. 1-05415

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