Form 10-Q
period 2016-06-30
CASTLE A M & CO
filed 2016-08-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2016
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of August 3, 2016 was 32,642,620 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,855	$11,100
Accounts receivable, less allowances of $2,575 and $2,380, respectively	79,025	73,191
Inventories	189,384	216,090
Prepaid expenses and other current assets	13,353	10,424
Income tax receivable	295	346
Current assets of discontinued operations	—	37,140
Total current assets	293,912	348,291
Investment in joint venture	31,550	35,690
Intangible assets, net	7,179	10,250
Prepaid pension cost	9,722	8,422
Deferred income taxes	470	378
Other noncurrent assets	5,634	6,109
Property, plant and equipment:
Land	2,072	2,519
Buildings	37,459	39,778
Machinery and equipment	128,779	153,955
Property, plant and equipment, at cost	168,310	196,252
Accumulated depreciation	(114,225)	(131,691)
Property, plant and equipment, net	54,085	64,561
Noncurrent assets of discontinued operations	—	19,805
Total assets	$402,552	$493,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,732	$45,606
Accrued and other current liabilities	30,040	28,078
Income tax payable	36	33
Current portion of long-term debt	5,683	7,012
Current liabilities of discontinued operations	—	11,158
Total current liabilities	83,491	91,887
Long-term debt, less current portion	274,688	310,614
Deferred income taxes	—	4,169
Build-to-suit liability	13,000	13,237
Other noncurrent liabilities	9,314	7,935
Pension and postretirement benefit obligations	18,568	18,676
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred, $0.00 par value); no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value—60,000 shares authorized; 32,464 shares issued and 32,370 outstanding at June 30, 2016 and 23,888 shares issued and 23,794 outstanding at December 31, 2015	324	238
Additional paid-in capital	243,953	226,844
Accumulated deficit	(203,449)	(145,309)
Accumulated other comprehensive loss	(36,373)	(33,821)
Treasury stock, at cost—94 shares at June 30, 2016 and December 31, 2015	(964)	(964)
Total stockholders’ equity	3,491	46,988
Total liabilities and stockholders’ equity	$402,552	$493,506
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$130,692	$166,328	$294,540	$354,868
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	97,644	152,179	231,402	296,534
Warehouse, processing and delivery expense	20,808	27,342	44,211	50,933
Sales, general and administrative expense	17,229	21,347	34,666	42,315
Restructuring expense	2,044	15,618	13,762	16,449
Depreciation and amortization expense	4,260	5,887	8,653	11,781
Total costs and expenses	141,985	222,373	332,694	418,012
Operating loss	(11,293)	(56,045)	(38,154)	(63,144)
Interest expense, net	9,599	10,025	19,968	20,189
Unrealized gain on embedded debt conversion option	(1,284)	—	(1,284)	—
Debt restructuring (gain) loss, net	(513)	—	6,562	—
Other (income) expense, net	(2,808)	(3,963)	(1,663)	2,262
Loss from continuing operations before income taxes and equity in (losses) earnings of joint venture	(16,287)	(62,107)	(61,737)	(85,595)
Income tax expense (benefit)	531	(14,561)	196	(21,512)
Loss from continuing operations before equity in (losses) earnings of joint venture	(16,818)	(47,546)	(61,933)	(64,083)
Equity in (losses) earnings of joint venture	(4,452)	451	(4,141)	1,326
Loss from continuing operations	(21,270)	(47,095)	(66,074)	(62,757)
Income from discontinued operations, net of income taxes	—	843	7,934	1,378
Net loss	$(21,270)	$(46,252)	$(58,140)	$(61,379)

Basic earnings (loss) per common share:
Continuing operations	$(0.77)	$(2.00)	$(2.57)	$(2.67)
Discontinued operations	—	0.04	0.31	0.06
Net basic loss per common share	$(0.77)	$(1.96)	$(2.26)	$(2.61)

Diluted earnings (loss) per common share:
Continuing operations	$(0.77)	$(2.00)	$(2.57)	$(2.67)
Discontinued operations	—	0.04	0.31	0.06
Net diluted loss per common share	$(0.77)	$(1.96)	$(2.26)	$(2.61)

Comprehensive loss:
Net loss	$(21,270)	$(46,252)	$(58,140)	$(61,379)
Change in unrecognized pension and postretirement benefit costs, net of tax	456	1,837	912	2,859
Foreign currency translation adjustments	(4,075)	(378)	(3,464)	(4,692)
Comprehensive loss	$(24,889)	$(44,793)	$(60,692)	$(63,212)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(58,140)	$(61,379)
Less: Income from discontinued operations, net of income taxes	7,934	1,378
Loss from continuing operations	(66,074)	(62,757)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	8,653	11,781
Amortization of deferred gain	(79)	—
Amortization of deferred financing costs and debt discount	3,633	4,242
Debt restructuring loss	6,562	—
Loss from lease termination	4,452	—
Unrealized gain on embedded debt conversion option	(1,284)	—
Loss (gain) on sale of property, plant and equipment	1,650	(5,681)
Unrealized gain on commodity hedges	(598)	(172)
Unrealized foreign currency transaction (gain) loss	(88)	1,433
Equity in losses (earnings) of joint venture	4,141	(1,326)
Dividends from joint venture	—	315
Share-based compensation expense	566	(4)
Pension curtailment	—	3,080
Deferred income taxes	—	(22,276)
Other, net	—	(9)
Changes in assets and liabilities:
Accounts receivable	(6,118)	13,420
Inventories	26,729	35,227
Prepaid expenses and other current assets	(1,769)	(2,197)
Other noncurrent assets	(3,026)	(1,988)
Prepaid pension costs	(264)	1,240
Accounts payable	1,937	(8,124)
Income tax payable and receivable	51	113
Accrued and other current liabilities	498	14,151
Pension and postretirement benefit obligations and other noncurrent liabilities	1,201	(315)
Net cash used in operating activities of continuing operations	(19,227)	(19,847)
Net cash (used in) from operating activities of discontinued operations	(5,219)	4,773
Net cash used in operating activities	(24,446)	(15,074)
Investing activities:
Capital expenditures	(1,912)	(2,550)
Proceeds from sale of property, plant and equipment	2,836	7,644
Net cash from investing activities of continuing operations	924	5,094
Net cash from (used in) investing activities of discontinued operations	53,570	(745)
Net cash from investing activities	54,494	4,349
Financing activities:
Proceeds from long-term debt	426,861	464,700
Repayments of long-term debt	(447,185)	(450,795)
Payment of debt restructuring costs	(8,677)	—
Payments of build-to-suit liability	(237)	—
Net cash (used in) from financing activities	(29,238)	13,905
Effect of exchange rate changes on cash and cash equivalents	(55)	(138)
Net change in cash and cash equivalents	755	3,042

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Six Months Ended
Cash and cash equivalents - beginning of year	11,100	8,454
Cash and cash equivalents - end of period	$11,855	$11,496
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2015 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (as amended) and the Form 8-K filed May 26, 2016, to update the Form 10-K (as amended) to revise the financial statement presentation and disclosures to reflect discontinued operations related to the sale of substantially all the assets of the Company's wholly-owned subsidiary, Total Plastics, Inc. ("TPI"). The 2016 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
In March 2016, the Company completed the sale of substantially all the assets of TPI. TPI is reflected in the accompanying condensed consolidated financial statements as a discontinued operation, and all the data in this filing has been recast to present TPI as a discontinued operation for all periods presented.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption. ASU No. 2015-14, "Deferral of the Effective Date," was issued in August 2015 to defer the effective date of ASU No. 2014-09 for public companies until annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 must be adopted concurrently with the adoption of ASU No. 2014-09. The Company is currently reviewing the guidance and assessing the potential impact on its consolidated financial statements.
(3) Discontinued Operation
On March 15, 2016, the Company completed the sale of TPI for $55,070 in cash, subject to customary working capital adjustments. Under the terms of the sale, $1,500 of the purchase price has been placed into escrow pending adjustment based upon the final calculation of the working capital at closing. The sale resulted in pre-tax and after-tax gains of $4,217 and $2,994, respectively.
Prior to the sale of TPI, the Company had two reportable segments consisting of its Plastics segment and its Metals segment. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable segment.
Summarized results of the discontinued operation were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$—	$33,375	$29,680	$67,063
Cost of materials	—	23,291	21,027	47,281
Operating costs and expenses	—	8,336	7,288	16,804
Interest expense(a)	—	349	333	731
Income from discontinued operations before income taxes	$—	$1,399	$1,032	$2,247
Income tax expense (benefit) (b)	—	556	(3,908)	869
Gain on sale of discontinued operations, net of income taxes	—	—	2,994	—
Income from discontinued operations, net of income taxes	$—	$843	$7,934	$1,378
(a)Interest expense was allocated to the discontinued operation based on the debt that was required to be paid as a result of the sale of TPI.
(b) Income tax benefit for the six months ended June 30, 2016 includes $4,207 reversal of valuation allowance resulting from the sale of TPI.

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

(4) Earnings (Loss) Per Share
Diluted earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s 7.0% Convertible Senior Notes due December 15, 2017 (the "Convertible Notes") and the Company's 5.25% Convertible Senior Secured Notes due December 30, 2019 (the "New Convertible Notes"), which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. Refer to Note 7 - Debt for further description of the Convertible Notes and New Convertible Notes.
The following table is a reconciliation of the basic and diluted earnings (loss) per common share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(21,270)	$(47,095)	$(66,074)	$(62,757)
Income from discontinued operations, net of income taxes	—	843	7,934	1,378
Net loss	$(21,270)	$(46,252)	$(58,140)	$(61,379)
Denominator:
Weighted average common shares outstanding	27,793	23,560	25,709	23,511
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per common share	27,793	23,560	25,709	23,511

Basic earnings (loss) per common share:
Continuing operations	$(0.77)	$(2.00)	$(2.57)	$(2.67)
Discontinued operations	—	0.04	0.31	0.06
Net basic loss per common share	$(0.77)	$(1.96)	$(2.26)	$(2.61)

Diluted earnings (loss) per common share:
Continuing operations	$(0.77)	$(2.00)	$(2.57)	$(2.67)
Discontinued operations	—	0.04	0.31	0.06
Net diluted loss per common share	$(0.77)	$(1.96)	$(2.26)	$(2.61)
Excluded outstanding share-based awards having an anti-dilutive effect	929	368	929	368
Excluded "in the money" portion of New Convertible Notes having an anti-dilutive effect	—	—	—	—
The New Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $2.25, which is the conversion price of the New Convertible Notes.The New Convertible Notes are only dilutive for the “in the money” portion of the New Convertible Notes that could be settled with the Company’s common stock. In future periods, absent a fundamental change (as defined in the New Convertible Notes indenture), the outstanding New Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 9,900 shares. The Convertible Notes would have an insignificant impact on the diluted average shares outstanding if settled with the Company's stock.

(5) Joint Venture
Kreher Steel Company, LLC ("Kreher") is a 50% owned joint venture of the Company. Kreher is a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois.
The following information summarizes financial data for this joint venture:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$29,752	$41,014	$61,270	$93,620
Cost of materials	25,155	35,045	51,756	79,395
(Loss) income before taxes	(65)	760	501	2,750
Net income	368	902	990	2,652
In June 2016, the Company received an offer from its joint venture partner to purchase its ownership share in Kreher for an amount that was less than the current carrying value of the Company's investment in Kreher. The Company determined that the offer to purchase its ownership share in Kreher at a purchase price lower than the carrying value indicates that it may not be able to recover the full carrying amount of its investment and therefore, recognized a $4,636 other-than-temporary impairment charge in the second quarter of 2016 to reduce the carrying amount of the investment to the negotiated purchase price. Prior to receiving the purchase offer in June 2016, the Company had no previous indicators that its investment in Kreher had incurred a loss in value that was other than temporary. On August 8, 2016, the Company announced that it had entered into an agreement with its joint venture partner for the sale of its 50% ownership in Kreher. Refer to Note 16 - Subsequent Events for further details of this transaction.
(6) Intangible Assets
Intangible assets consisted of customer relationships as follows:

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,423	$60,244	$67,438	$57,188
The Company recorded the following aggregate amortization expense associated with intangibles:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense	$1,533	$2,674	$3,060	$5,346
The following is a summary of the estimated annual amortization expense for the remainder of 2016 and each of the subsequent years:

2016	$3,068
2017	$4,111
2018	$—
2019	$—
2020	$—

(7) Debt
Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$5,481	$6,681
7.0% Convertible Notes due December 15, 2017	41	57,500
12.75% Senior Secured Notes due December 15, 2018	204,519	203,319
Revolving Credit Facility due December 10, 2019	46,000	66,100
5.25% Convertible Notes due December 30, 2019	22,323	—
Other, primarily capital leases	202	428
Plus: derivative liability for embedded conversion feature	9,569	—
Less: unamortized discount	(4,828)	(12,255)
Less: unamortized debt issuance costs	(2,936)	(4,147)
Total long-term debt	$280,371	$317,626
Less: current portion	5,683	7,012
Total long-term portion	$274,688	$310,614
Secured Notes
In February 2016, the Company completed a private exchange offer and consent solicitation (the “Exchange Offer”) to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 (the “New Secured Notes”) for the Company’s outstanding 12.75% Senior Secured Notes due 2016 (the "Secured Notes"). In connection with the Exchange Offer, the Company issued $203,319 aggregate principal amount of New Secured Notes. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Secured Notes and the related indenture (the “Existing Indenture”) providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Secured Notes and related guarantees. In May 2016, the Company entered into an agreement providing for the exchange of $1,200 aggregate principal amount of Secured Notes for $1,200 aggregate principal amount of New Secured Notes, leaving $5,481 aggregate principal amount of Secured Notes outstanding at June 30, 2016.
The Company maintains the contractual right to exchange the remaining Secured Notes with New Secured Notes prior to their maturity date. The Company may redeem some or all of the Secured Notes and New Secured Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest.
On August 1, 2016, the Company issued a notice of redemption with respect to the remaining outstanding Secured Notes and deposited $5,629 with the trustee (representing the aggregate principal amount plus accrued and unpaid interest to the August 31, 2016 redemption date) to effect a satisfaction and discharge of the indenture governing the Secured Notes. Refer to Note 16 - Subsequent Events.
The New Secured Notes have substantially the same terms as the Secured Notes except for the following principal differences: (i) the New Secured Notes were offered pursuant to an exemption from the registration requirements of the Securities Act, and do not have the benefit of any exchange offer or other registration rights, (ii) the New Secured Notes effectively extend the maturity date of the Secured Notes to December 15, 2018, unless the Company is unable to both (a) complete the exchange of a portion of its Convertible Notes on or prior to June 30, 2016, and (b) redeem, on one or more occasions (each, a “Special Redemption”), an aggregate of not less than $27,500 of aggregate principal amount of the New Secured Notes on or prior to October 31, 2016, using cash available to the Company and/or net proceeds from sales of assets of the Company or a Restricted Subsidiary outside the ordinary course of business (other than net proceeds derived from the sale of accounts receivable and inventory (the “Designated Asset Sale Proceeds”)), subject to a penalty equal to 4.00% of the outstanding principal, payable in cash and/or stock, in the Company’s sole discretion (the “Special Redemption Condition”), in which case the maturity date of the New Secured Notes will be September 14, 2017, (iii) the New Secured Notes provide that, whether or not the Special Redemption Condition is satisfied, the Company will have an obligation to effect Special Redemptions using Designated Asset Sale Proceeds or other permissible funds until such time as the aggregate amount of Special Redemptions equals $40,000,

(iv) the New Secured Notes contain modifications to the asset sale covenant providing that the Company shall not use any net proceeds from asset sales outside the ordinary course of business to redeem, repay or prepay the Secured Notes or the Convertible Notes, and (v) the granting of a third-priority lien on the collateral securing the New Secured Notes for the benefit of new Convertible Notes is a permitted lien under the indenture.
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
The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of ASC No. 470-60, "Debt-Troubled Debt Restructurings", as the Company was determined to be experiencing financial difficulties and was granted a concession by the eligible holders. Accordingly, for the six months ended June 30, 2016 the Company has expensed the eligible holder consent fees and related legal and other direct costs of $7,075 incurred in conjunction with the Exchange Offer in debt restructuring costs in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no consent fees or related legal and other direct costs incurred in conjunction with the Exchange Offer for the three months ended June 30, 2016.
The Company pays interest on the Notes at a rate of 12.75% per annum in cash semi-annually.
Convertible Notes
In the first half of 2016, the Company entered into Transaction Support Agreements (as amended, supplemented or modified, the “Support Agreements”) with certain holders (the “Supporting Holders”) of the Convertible Notes. The Support Agreements provided for the terms of exchanges in which the Company agreed to issue new 5.25% Senior Secured Convertible Notes due 2019 (the “New Convertible Notes”) in exchange for outstanding Convertible Notes (the “Convertible Note Exchange”). For each $1 principal amount of Convertible Notes validly exchanged in the Convertible Note Exchange, an exchanging holder of Convertible Notes was entitled to receive $0.7 principal amount of New Convertible Notes, plus accrued and unpaid interest. On March 22, 2016, the Company filed a registration statement on Form S-3, as later amended, to register the resale of the common stock underlying the New Convertible Notes. On May 6, 2016, the Company held a special meeting of stockholders to consider a proposal to approve, as required pursuant to Rule 312 of the NYSE Listed Company Manual, the issuance of the Company’s common stock upon conversion of the New Convertible Notes. The proposal was approved by the Company’s stockholders with the affirmative vote of approximately 73% of the outstanding shares of common stock entitled to vote thereon, which represented approximately 99% of the total votes cast.
In May 2016, the Company entered into amendments to the Support Agreements that, among other things, permitted the Supporting Holders to elect to exchange some or all of the Convertible Notes directly into shares of the Company’s common stock on the same economic terms as would be applicable had they exchanged their Convertible Notes for New Convertible Notes and then converted those New Convertible Notes into common stock.
Supporting Holders holding $23,443 in aggregate principal amount of Convertible Notes exchanged their Convertible Notes for an aggregate of 7,863 shares of the Company’s common stock, which had a fair value of $15,332 at the time of the Convertible Note Exchange. Supporting Holders holding $34,016 in aggregate principal amount of Convertible Notes exchanged their Convertible Notes for $23,806 in aggregate principal amount of New Convertible Notes, which included (i) $20,866 in aggregate principal amount of New Convertible Notes issued pursuant to exchange agreements between the Company and certain non-affiliate noteholders and (ii) $2,940 in aggregate principal amount of New Convertible Notes issued pursuant to an exchange agreement with an affiliate of the Company.
As further described below, the New Convertible Notes are convertible into common stock at the option of the holder. The Company determined that the conversion option is not clearly and closely related to the economic characteristics of the New Convertible Notes, nor does it meet the criteria to be considered indexed to the Company’s common stock. As a result, the Company concluded that the embedded conversion option must be bifurcated from the New Convertible Notes, separately valued, and accounted for as a derivative liability that partially settled the Convertible Notes. The initial value allocated to the derivative liability was $11,574, with a corresponding discount recorded to the New Convertible Notes. During each reporting period, the derivative liability, which is classified in long-term debt, will be marked to fair value through earnings.
The Convertible Note Exchange was considered to be a troubled debt restructuring, as the Company was experiencing financial difficulties and was granted a concession by the Supporting Holders. As a result, the Company recognized a loss of $76 from the Convertible Note Exchange. The loss has been included in debt restructuring gain (loss), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Subsequent to the Convertible Note Exchange, $1,483 in aggregate principal amount of New Convertible Notes was converted to 713 shares of the Company’s common stock. This resulted in a $589 extinguishment gain from the conversion of the New Convertible Notes and the settlement of a related portion of the derivative liability. The gain has been included in debt restructuring gain (loss), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2016, the Company had $22,323 aggregate principal amount of New Convertible Notes outstanding, and the derivative liability had a fair value of $9,569.
The New Convertible Notes will mature on December 30, 2019, and will bear interest at a rate of 5.25% per annum, payable semi-annually in cash. The New Convertible Notes are initially convertible into shares of the Company's common stock at any time at a conversion price per share equal to $2.25 and are subject to adjustment in accordance with the New Convertible Notes indenture. All current and future guarantors of the New Secured Notes, the Secured Notes, the Revolving Credit Facility, and any other material indebtedness of the Company guarantee the New Convertible Notes, subject to certain exceptions. The New Convertible Notes are secured on a “silent” third-priority basis by the same collateral that secures the New Secured Notes. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company's common stock for purposes of the settlement of the conversion right will be calculated as provided in the indenture, using a 20 trading day observation period. Upon such conversion, the holder shall be entitled to receive an amount equal to the "make-whole" premium, payable in the form of cash, shares of the Company's common stock, or a combination of both, in the Company's sole discretion. The value of shares of Company common stock for purposes of calculating the "make-whole" premium will be based on the greater of (i) 130% of the conversion price then in effect and (ii) the volume weighted average price ("VWAP") of such shares for the 20 trading day observation period as provided in the indenture.
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

Following the Convertible Note Exchange, the Company had $41 aggregate principal amount of Convertible Notes outstanding at June 30, 2016.
Revolving Credit Facility
In June 2016, the Company entered into an amendment (the “Amendment”) to the Loan and Security Agreement governing the senior secured asset-based revolving credit facility (the “Revolving Credit Facility”), by and among the Company and certain domestic subsidiaries, the financial institutions from time to time party to the Loan and Security Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. The Amendment reduced the aggregate commitments under the Revolving Credit Facility from $125,000 to $100,000, and also decreased aggregate commitments under (i) the Canadian portion of the Revolving Credit Facility from $20,000 to $16,000 and (ii) the letter of credit facility portion of the Revolving Credit Facility from $20,000 to $16,000.
The Amendment imposed an availability block that decreased availability under the Revolving Credit Facility by $17,500 initially. The availability block is subject to adjustment, and is reduced to $8,750 if the Company’s ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges (the “Fixed Charge Coverage Ratio”) is at least 1.0 to 1.0 for each of the preceding six months. It is reduced to zero if the Fixed Charge Coverage Ratio is at least 1.0 to 1.0 for any trailing twelve-month period.
Previously, the Revolving Credit Facility restricted the Company’s ability to repay the New Secured Notes and the Secured Notes unless the Company is able to satisfy certain financial testing conditions. Pursuant to the terms of the Amendment, the Company is permitted to repay up to $27,500 of the New Secured Notes and up to $6,000 of the Secured Notes, subject to satisfaction of revised financial testing conditions.
The Amendment also increased the interest rate charged in connection with loans advanced under the Revolving Credit Facility. At the Company’s election, borrowings under the Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of 1.75% or (b) an adjusted LIBOR rate plus an applicable margin of 2.75%, with such applicable margins subject to adjustment if the Fixed Charge Coverage Ratio is at least 1.0 to 1.0. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and six months ended June 30, 2016, respectively, was 3.30% and 3.10%, respectively. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
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
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's Fixed Charge Coverage Ratio was negative for the twelve months ended June 30, 2016. At this ratio, the Company's current maximum borrowing capacity would be $59,989 before triggering full dominion of the Company's cash collections. As of June 30, 2016, the Company had $13,989 of additional unrestricted borrowing capacity under the Revolving Credit Facility.

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
The Company’s pension plan asset portfolio as of June 30, 2016 and December 31, 2015 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company’s Secured Notes as of June 30, 2016 was estimated to be $4,116 compared to a carrying value of $5,481. The fair value of the Company's New Secured Notes as of June 30, 2016 was estimated to be $152,992 compared to a carrying value of $204,519. The fair value of the Company's Secured Notes as of December 31, 2015 was estimated to be $160,662 compared to a carrying value of $210,000. The fair values for both the Secured Notes and New Secured Notes were determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Company's Convertible Notes as of June 30, 2016 was estimated to be $25 compared to a carrying value of $41. The fair value of the Convertible Notes as of December 31, 2015 was approximately $21,966 compared to a carrying value of $57,500. The fair value of the Company's New Convertible Notes as of June 30, 2016, excluding the bifurcated embedded conversion option, was estimated to be $6,705 compared to a carrying value of $22,323. The fair values for both the Convertible Notes and New Convertible Notes, which fall within Level 3 of the fair value hierarchy, were determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Convertible Notes and New Convertible Notes.
The main inputs and assumptions into the fair value model for the New Convertible Notes at June 30, 2016 were as follows:

Company's stock price at the end of the period	$1.64
Expected volatility	71.00%
Credit spreads	48.16%
Risk-free interest rate	0.79%
Given the revolving nature and the variable interest rates, the Company has determined that the fair value of the Revolving Credit Facility approximates its carrying value.
Fair Value Measurements of Embedded Conversion Feature
The fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes was estimated to be $9,569 as of June 30, 2016. The estimated fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the New Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. The following reconciliation represents the change in fair value of the embedded conversion feature of the New Convertible Notes between December 31, 2015 and June 30, 2016:

Derivative liability for embedded conversion feature
Fair value as of December 31, 2015	$—
Fair value at issuance date	11,574
Settlement upon conversion into common stock	(721)
Mark-to-market adjustment on conversion feature(a)	(1,284)
Fair value as of June 30, 2016	$9,569
(a) Gain is recognized in unrealized gain on embedded debt conversion option in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2016.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At June 30, 2016, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At June 30, 2016 and December 31, 2015, the notional value associated with forward contracts was $1,540 and $3,080, respectively. The Company recorded, through cost of materials, realized and unrealized net gains of $91 and $34 and for the three and six months ended June 30, 2016, respectively, and realized and unrealized net losses of $244 and $454 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, all commodity hedge contracts were in a liability position. As of June 30, 2016, the Company had a letter of credit outstanding for $1,100 as collateral for the commodity hedge contracts.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total(a)
As of June 30, 2016
Derivative liability for commodity hedges	$—	$417	$—	$417
As of December 31, 2015
Derivative liability for commodity hedges	$—	$1,015	$—	$1,015
(a) As of June 30, 2016 and December 31, 2015 the entire derivative liability for commodity hedges of $417 and $1,015, respectively, are short-term and are included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets.
(9) Stockholders’ Equity
Convertible Note Exchange and Conversions of New Convertible Notes
The Company issued 7,863 shares of common stock in May 2016 in connection with the Convertible Note Exchange, and issued an additional 713 shares in June 2016 when New Convertible Notes were converted to common stock. The issuance of these shares was recorded using the fair value of the Company's common stock on the dates the shares were issued, and resulted in an increase in the par value of common stock and additional paid-in capital of $86 and $16,543, respectively. The Company received no cash proceeds from issuing these shares.
Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2016	December 31, 2015
Unrecognized pension and postretirement benefit costs, net of tax	$(16,273)	$(17,185)
Foreign currency translation losses	(20,100)	(16,636)
Total accumulated other comprehensive loss	$(36,373)	$(33,821)

Changes in accumulated other comprehensive loss by component for the three months ended June 30, 2016 and 2015 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2016	2015	2016	2015	2016	2015
Balance as of April 1,	$(16,729)	$(26,100)	$(16,025)	$(14,308)	$(32,754)	$(40,408)
Other comprehensive loss before reclassifications	—	—	(4,075)	(378)	(4,075)	(378)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	456	1,837	—	—	456	1,837
Net current period other comprehensive income (loss)	456	1,837	(4,075)	(378)	(3,619)	1,459
Balance as of June 30,	$(16,273)	$(24,263)	$(20,100)	$(14,686)	$(36,373)	$(38,949)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three month periods ended June 30, 2016 and 2015.
Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016 and 2015 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2016	2015	2016	2015	2016	2015
Balance as of January 1,	$(17,185)	$(27,122)	$(16,636)	$(9,994)	$(33,821)	$(37,116)
Other comprehensive loss before reclassifications	—	—	(3,464)	(4,692)	(3,464)	(4,692)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	912	2,859	—	—	912	2,859
Net current period other comprehensive income (loss)	912	2,859	(3,464)	(4,692)	(2,552)	(1,833)
Balance as of June 30,	$(16,273)	$(24,263)	$(20,100)	$(14,686)	$(36,373)	$(38,949)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the six month periods ended June 30, 2016 and 2015.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(50)	$(907)	$(100)	$(1,001)
Actuarial loss (b)	(406)	(930)	(812)	(1,858)
Total before tax	(456)	(1,837)	(912)	(2,859)
Tax effect	—	—	—	—
Total reclassifications for the period, net of tax	$(456)	$(1,837)	$(912)	$(2,859)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense.

(10) Share-based Compensation (stock option amounts below are in thousands)
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The total share-based compensation expense recognized for the three and six months ended June 30, 2016 was $364 and $566, respectively. The Company recognized income from a change in estimate of future share based compensation expense of $718 and $4 for the three and six months ended June 30, 2015, respectively. The unrecognized compensation cost as of June 30, 2016 associated with all share-based payment arrangements is $2,250 and the weighted average period over which it is to be expensed is 1.4 years.
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
The weighted average grant date fair value of $1.12 per share for the options granted under the 2016 LTC Plan for executive officers was estimated using the Black-Scholes option-pricing model with the following assumptions:

2016
Expected volatility	61.8%
Risk-free interest rate	1.3%
Expected life (in years)	6.0
Expected dividend yield	—%

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$112	$237	$224	$474
Interest cost	1,312	1,795	2,624	3,590
Expected return on assets	(2,035)	(2,317)	(4,070)	(4,634)
Amortization of prior service cost	50	94	100	188
Amortization of actuarial loss	406	929	812	1,857
Curtailment charge	—	3,080	—	3,080
Net periodic pension and postretirement benefit (credit) cost	$(155)	$3,818	$(310)	$4,555
Contributions paid	$—	$—	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2016.

(12) Restructuring Activity
In April 2015, the Company announced a restructuring plan consisting of workforce reductions and the consolidation of more facilities in locations deemed to have redundant operations. In the six months ended June 30, 2016, the Company incurred additional costs associated with the April 2015 restructuring plan which consisted of employee termination and related benefits, moving costs, professional fees and losses on the disposal of fixed assets. In addition, the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2016. Substantially all of the April 2015 announced restructuring activities are complete.
In the first quarter of 2016, the Company closed its Houston and Edmonton facilities and sold all the equipment at these facilities to an unrelated third-party. Restructuring activities associated with the strategic decision to close these facilities included employee termination and related benefits, lease termination costs, moving costs associated with exit from the closed facilities, and professional fees at the closed facilities. In the three months ended June 30, 2016, the Company incurred additional lease termination costs associated with closure and subsequent exit from its Edmonton lease.
As a result of its restructuring activities, the Company incurred the following restructuring expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Employee termination and related benefits	$125	$14,252	$678	$14,252
Lease termination costs	561	—	6,706	—
Moving costs associated with plant consolidations	1,260	601	4,395	601
Professional fees	52	765	730	1,596
Loss on disposal of fixed assets	46	—	1,253	—
Total	$2,044	$15,618	$13,762	$16,449
Restructuring reserve activity for the six months ended June 30, 2016 is summarized below:

		Period Activity
	Balance January 1, 2016	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balance June 30, 2016
Employee termination and related benefits (a)	$8,301	$678	$(3,379)	$—	$5,600
Lease termination costs (b)(c)	232	6,706	(330)	(4,539)	2,069
Moving costs associated with plant consolidations	—	4,395	(4,395)	—	—
Professional fees	—	730	(730)	—	—
Disposal of fixed assets	—	1,253	2,703	(3,956)	—
Total	$8,533	$13,762	$(6,131)	$(8,495)	$7,669
(a) As of June 30, 2016, the short-term portion of employee termination and related benefits of $100 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term portion associated with the Company's withdrawal from a multi-employer pension plan of $5,500 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(b) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of June 30, 2016, the short-term portion of the lease termination costs of $420 are included in accrued and other current liabilities and the long-term portion of the lease termination costs of $1,649 are included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(c) In connection with the closure of the Company's Houston and Edmonton facilities, the Company agreed to sell its fixed assets and to a reduction in future proceeds from the sale of inventory in exchange for the assignment of its remaining lease obligations at its Houston facility resulting in a non-cash charge of $4,539 during the six months ended June 30, 2016.

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
For the three months ended June 30, 2016, the Company recorded income tax expense of $531 on pre-tax loss from continuing operations before equity in earnings (losses) of joint venture of $16,287, for an effective tax rate of (3.3)%. For the three months ended June 30, 2015, the Company recorded income tax benefit of $14,561 on pre-tax loss from continuing operations before equity in earnings (losses) of joint venture of $62,107, for an effective tax rate of 23.4%.
For the six months ended June 30, 2016, the Company recorded income tax expense of $196 on pre-tax loss from continuing operations before equity in earnings (losses) of joint venture of $61,737, for an effective tax rate of (0.3)%. For the six months ended June 30, 2015, the Company recorded income tax benefit of $21,512 on pre-tax loss from continuing operations before equity in earnings (losses) of joint venture of $85,595, for an effective tax rate of 25.1%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the six months ended June 30, 2016 and 2015 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses and the impact of intraperiod allocations.
(14) Commitments and Contingent Liabilities
As of June 30, 2016, the Company had $8,738 of irrevocable letters of credit outstanding which primarily consisted of $5,000 for its warehouse in Janesville, Wisconsin, $1,100 for collateral associated with commodity hedges and $1,538 for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
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
(15) Guarantor Financial Information
The Notes are guaranteed by certain 100% directly owned subsidiaries of the Company (the "Guarantors"). The Guarantors include TPI (legal entity and any remaining assets and liabilities subsequent to the sale of the TPI business as discussed in Note 3 - Discontinued Operation) and Keystone Tube Company, LLC, each of which fully and unconditionally guarantee the New Secured Notes on a joint and several basis.
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

Condensed Consolidating Balance Sheet
As of June 30, 2016

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,687	$—	$10,168	$—	$11,855
Accounts receivable, less allowance for doubtful accounts	39,955	9	39,061	—	79,025
Receivables from affiliates	1,216	—	—	(1,216)	—
Inventories	128,706	—	60,746	(68)	189,384
Other current assets	7,060	633	5,955	—	13,648
Total current assets	178,624	642	115,930	(1,284)	293,912
Investment in joint venture	31,550	—	—	—	31,550
Intangible assets, net	7,081	—	98	—	7,179
Other noncurrent assets	11,978	—	5,758	(1,910)	15,826
Receivables from affiliates	123,889	60,879	—	(184,768)	—
Property, plant and equipment, net	43,246	—	10,839	—	54,085
Total assets	$396,368	$61,521	$132,625	$(187,962)	$402,552
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$30,687	$—	$17,045	$—	$47,732
Payables due to affiliates	1,216	—	—	(1,216)	—
Other current liabilities	23,506	1,396	5,174	—	30,076
Current portion of long-term debt	5,658	—	25	—	5,683
Total current liabilities	61,067	1,396	22,244	(1,216)	83,491
Long-term debt, less current portion	274,686	—	2	—	274,688
Investment in subsidiaries	17,891	—	—	(17,891)	—
Payables due to affiliates	—	8,932	176,654	(185,586)	—
Deferred income taxes	—	1,269	—	(1,269)	—
Other noncurrent liabilities	39,232	—	1,650	—	40,882
Stockholders’ equity (deficit)	3,492	49,924	(67,925)	18,000	3,491
Total liabilities and stockholders’ equity	$396,368	$61,521	$132,625	$(187,962)	$402,552

Condensed Consolidating Balance Sheet
As of December 31, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1,220	$46	$9,834	$—	$11,100
Accounts receivable, less allowance for doubtful accounts	39,448	9	33,734	—	73,191
Receivables from affiliates	759	36	—	(795)	—
Inventories	150,809	—	65,349	(68)	216,090
Other current assets	3,996	—	6,774	—	10,770
Current assets of discontinued operations	—	37,140	—	—	37,140
Total current assets	196,232	37,231	115,691	(863)	348,291
Investment in joint venture	35,690	—	—	—	35,690
Intangible assets, net	10,116	—	134	—	10,250
Other noncurrent assets	11,642	—	4,622	(1,355)	14,909
Investment in subsidiaries	33,941	—	—	(33,941)	—
Receivables from affiliates	118,478	69,359	—	(187,837)	—
Property, plant and equipment, net	52,770	1	11,790	—	64,561
Non-current assets of discontinued operations	—	19,805	—	—	19,805
Total assets	$458,869	$126,396	$132,237	$(223,996)	$493,506
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$32,707	$—	$12,899	$—	$45,606
Payables due to affiliates	759	—	36	(795)	—
Other current liabilities	21,121	1,412	5,578	—	28,111
Current portion of long-term debt	6,980	—	32	—	7,012
Current liabilities of discontinued operations	—	11,158	—	—	11,158
Total current liabilities	61,567	12,570	18,545	(795)	91,887
Long-term debt, less current portion	310,599	—	15	—	310,614
Payables due to affiliates	—	14,123	173,715	(187,838)	—
Deferred income taxes	—	5,524	—	(1,355)	4,169
Other noncurrent liabilities	39,715	—	133	—	39,848
Stockholders’ equity (deficit)	46,988	94,179	(60,171)	(34,008)	46,988
Total liabilities and stockholders’ equity	$458,869	$126,396	$132,237	$(223,996)	$493,506

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended June 30, 2016

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$83,927	$—	$50,678	$(3,913)	$130,692
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	60,531	—	41,026	(3,913)	97,644
Warehouse, processing and delivery expense	15,816	—	4,992	—	20,808
Sales, general and administrative expense	15,041	—	2,188	—	17,229
Restructuring expense	1,401	—	643	—	2,044
Depreciation and amortization expense	3,692	—	568	—	4,260
Total costs and expenses	96,481	—	49,417	(3,913)	141,985
Operating (loss) income	(12,554)	—	1,261	—	(11,293)
Interest expense, net	5,433	—	4,166	—	9,599
Unrealized gain on embedded debt conversion option	(1,284)	—	—	—	(1,284)
Debt restructuring (gains) costs, net	2,703	—	(3,216)	—	(513)
Other (income) expense, net	—	—	(2,808)	—	(2,808)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(19,406)	—	3,119	—	(16,287)
Income tax (benefit) expense	255	—	276	—	531
(Loss) income from continuing operations before equity in earnings (losses) of subsidiaries and joint venture	(19,661)	—	2,843	—	(16,818)
Equity in earnings of subsidiaries	2,843	—	—	(2,843)	—
Equity in losses of joint venture	(4,452)	—	—	—	(4,452)
(Loss) income from continuing operations	(21,270)	—	2,843	(2,843)	(21,270)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net (loss) income	$(21,270)	$—	$2,843	$(2,843)	$(21,270)
Comprehensive (loss) income	$(24,889)	$—	$(1,232)	$1,232	$(24,889)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended June 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$112,785	$—	$56,405	$(2,862)	$166,328
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	108,658	—	46,383	(2,862)	152,179
Warehouse, processing and delivery expense	21,319	(522)	6,545	—	27,342
Sales, general and administrative expense	18,053	—	3,294	—	21,347
Restructuring expense	15,421	—	197	—	15,618
Depreciation and amortization expense	4,718	139	1,030	—	5,887
Total costs and expenses	168,169	(383)	57,449	(2,862)	222,373
Operating (loss) income	(55,384)	383	(1,044)	—	(56,045)
Interest expense, net	6,360	(349)	4,014	—	10,025
Other (income) expense, net	—	—	(3,963)	—	(3,963)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(61,744)	732	(1,095)	—	(62,107)
Income tax (benefit) expense	(14,949)	(302)	690	—	(14,561)
(Loss) income from continuing operations before equity in earnings (losses) of subsidiaries and joint venture	(46,795)	1,034	(1,785)	—	(47,546)
Equity in earnings of subsidiaries	92	—	—	(92)	—
Equity in earnings of joint venture	451	—	—	—	451
(Loss) income from continuing operations	(46,252)	1,034	(1,785)	(92)	(47,095)
Income from discontinued operations, net of income taxes	—	843	—	—	843
Net (loss) income	$(46,252)	$1,877	$(1,785)	$(92)	$(46,252)
Comprehensive (loss) income	$(44,793)	$1,877	$(2,163)	$286	$(44,793)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$196,525	$—	$105,351	$(7,336)	$294,540
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	153,549	—	85,189	(7,336)	231,402
Warehouse, processing and delivery expense	33,680	—	10,531	—	44,211
Sales, general and administrative expense	30,045	—	4,621	—	34,666
Restructuring expense	11,218	125	2,419	—	13,762
Depreciation and amortization expense	7,496	11	1,146	—	8,653
Total costs and expenses	235,988	136	103,906	(7,336)	332,694
Operating (loss) income	(39,463)	(136)	1,445	—	(38,154)
Interest expense, net	11,089	—	8,879	—	19,968
Unrealized gain on embedded debt conversion option	(1,284)	—	—	—	(1,284)
Debt restructuring (gains) costs, net	6,562	—	—	—	6,562
Other (income) expense, net	—	—	(1,663)	—	(1,663)
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(55,830)	(136)	(5,771)	—	(61,737)
Income tax (benefit) expense	1,702	(52)	(1,454)	—	196
(Loss) income from continuing operations before equity in earnings (losses) of subsidiaries and joint venture	(57,532)	(84)	(4,317)	—	(61,933)
Equity in earnings of subsidiaries	539	—	—	(539)	—
Equity in (losses) of joint venture	(4,141)	—	—	—	(4,141)
(Loss) income from continuing operations	(61,134)	(84)	(4,317)	(539)	(66,074)
Income from discontinued operations, net of income taxes	2,994	4,940	—	—	7,934
Net (loss) income	$(58,140)	$4,856	$(4,317)	$(539)	$(58,140)
Comprehensive (loss) income	$(60,692)	$4,856	$(7,781)	$2,925	$(60,692)

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Six Months Ended June 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$245,235	$—	$115,405	$(5,772)	$354,868
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	208,685	—	93,621	(5,772)	296,534
Warehouse, processing and delivery expense	38,861	(1,044)	13,116	—	50,933
Sales, general and administrative expense	35,395	—	6,920	—	42,315
Restructuring expense	16,252	—	197	—	16,449
Depreciation and amortization expense	9,461	277	2,043	—	11,781
Total costs and expenses (income)	308,654	(767)	115,897	(5,772)	418,012
Operating (loss) income	(63,419)	767	(492)	—	(63,144)
Interest (income) expense, net	12,391	(349)	8,147	—	20,189
Other expense, net	—	—	2,262	—	2,262
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of subsidiaries and joint venture	(75,810)	1,116	(10,901)	—	(85,595)
Income tax (benefit) expense	(20,909)	(302)	(301)	—	(21,512)
(Loss) income from continuing operations before equity in earnings (losses) of subsidiaries and joint venture	(54,901)	1,418	(10,600)	—	(64,083)
Equity in (losses) of subsidiaries	(7,804)	—	—	7,804	—
Equity in earnings of joint venture	1,326	—	—	—	1,326
(Loss) income from continuing operations	(61,379)	1,418	(10,600)	7,804	(62,757)
Income from discontinued operations, net of income taxes	—	1,378	—	—	1,378
Net (loss) income	$(61,379)	$2,796	$(10,600)	$7,804	$(61,379)
Comprehensive (loss) income	$(63,212)	$2,796	$(15,292)	$12,496	$(63,212)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(58,140)	$4,856	$(4,317)	$(539)	$(58,140)
Less: Income from discontinued operations, net of income taxes	2,994	4,940	—	—	7,934
(Loss) income from continuing operations	(61,134)	(84)	(4,317)	(539)	(66,074)
Equity in losses of subsidiaries	(539)	—	—	539	—
Adjustments to reconcile net (loss) income from continuing operations to cash from (used in) operating activities of continuing operations	45,019	1,978	2,197	(2,347)	46,847
Net cash from (used in) operating activities of continuing operations	(16,654)	1,894	(2,120)	(2,347)	(19,227)
Net cash from (used in) operating activities of discontinued operations	—	(5,219)	—	—	(5,219)
Net cash from (used in) operating activities	(16,654)	(3,325)	(2,120)	(2,347)	(24,446)
Investing activities:
Capital expenditures	(1,231)	(10)	(671)	—	(1,912)
Proceeds from sale of property, plant and equipment	2,575	—	261	—	2,836
Net advances to subsidiaries	(8,575)	—	—	8,575	—
Net cash from (used in) investing activities of continuing operations	(7,231)	(10)	(410)	8,575	924
Net cash from (used in) investing activities of discontinued operations	53,570	—	—	—	53,570
Net cash from (used in) investing activities	46,339	(10)	(410)	8,575	54,494
Financing activities:
Proceeds from long-term debt	426,861	—	—	—	426,861
Repayments of long-term debt	(447,165)	—	(20)	—	(447,185)
Net intercompany (repayments) borrowings	—	3,289	2,939	(6,228)	—
Other financing activities	(8,914)	—	—	—	(8,914)
Net cash from (used in) financing activities	(29,218)	3,289	2,919	(6,228)	(29,238)
Effect of exchange rate changes on cash and cash equivalents	—	—	(55)	—	(55)
Net change in cash and cash equivalents	467	(46)	334	—	755
Cash and cash equivalents - beginning of year	1,220	46	9,834	—	11,100
Cash and cash equivalents - end of period	$1,687	$—	$10,168	$—	$11,855

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(61,379)	$2,796	$(10,600)	$7,804	$(61,379)
Less: Income from discontinued operations, net of income taxes	—	1,378	—	—	1,378
(Loss) income from continuing operations	(61,379)	1,418	(10,600)	7,804	(62,757)
Equity in losses of subsidiaries	7,804	—	—	(7,804)	—
Adjustments to reconcile net (loss) income from continuing operations to cash from (used in) operating activities of continuing operations	53,151	(1,144)	(9,097)	—	42,910
Net cash from (used in) operating activities of continuing operations	(424)	274	(19,697)	—	(19,847)
Net cash from (used in) operating activities of discontinued operations	—	4,773	—	—	4,773
Net cash (used in) from operating activities	(424)	5,047	(19,697)	—	(15,074)
Investing activities:
Capital expenditures	(1,460)	(8)	(1,082)	—	(2,550)
Proceeds from sale of property, plant and equipment	7,641	—	3	—	7,644
Net advances to subsidiaries	(20,519)	—	—	20,519	—
Net cash from (used in) investing activities of continuing operations	(14,338)	(8)	(1,079)	20,519	5,094
Net cash from (used in) investing activities of discontinued operations	—	(745)	—	—	(745)
Net cash from (used in) investing activities	(14,338)	(753)	(1,079)	20,519	4,349
Financing activities:
Proceeds from long-term debt	464,700	—	—	—	464,700
Repayments of long-term debt	(448,775)	—	(2,020)	—	(450,795)
Net intercompany (repayments) borrowings	—	(4,049)	24,568	(20,519)	—
Other financing activities	—	—	—	—	—
Net cash from (used in) financing activities	15,925	(4,049)	22,548	(20,519)	13,905
Effect of exchange rate changes on cash and cash equivalents	—	—	(138)	—	(138)
Net change in cash and cash equivalents	1,163	245	1,634	—	3,042
Cash and cash equivalents - beginning of year	511	977	6,966	—	8,454
Cash and cash equivalents - end of period	$1,674	$1,222	$8,600	$—	$11,496

(16) Subsequent Events
On August 1, 2016, the Company issued a notice of redemption with respect to the remaining outstanding Secured Notes and deposited $5,629 with the trustee (representing the aggregate principal amount plus accrued and unpaid interest to the August 31, 2016 redemption date) to effect a satisfaction and discharge of the indenture governing the Secured Notes.
On August 8, 2016, the Company announced that it had entered into an agreement with its joint venture partner for the sale of its 50% investment in the Company's joint venture, Kreher, for aggregate proceeds of approximately $31,550, subject to formal corporate approval by both joint venture partners' boards of directors. Because the sale of the Company's investment in Kreher is not considered to be a strategic shift that will have a major effect on the Company's operations and financial results, the results of Kreher are reflected within continuing operations in the Condensed Consolidated Financial Statements.

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
In February 2016, the Company sold all of its inventory at its Houston and Edmonton facilities, which primarily serviced the energy market, to an unrelated third party and recognized net sales and cost of materials of $27.1 million. Subsequently, the Company sold all of its equipment at its Houston and Edmonton facilities and agreed to a reduction in future proceeds from the inventory sale in exchange for the assignment of its remaining lease obligations at its Houston facility and resulting in a non-cash charge of $4.5 million. The Company ceased operations at the Houston and Edmonton facilities in February 2016 and recorded restructuring expense of $7.5 million related to the closure of these facilities (including the previously discussed $4.5 million non-cash loss) in the six months ended June 30, 2016. The sale of the assets and subsequent closure of the Houston and Edmonton facilities did not qualify as a discontinued operation under the authoritative accounting guidance.
On March 15, 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"), for $55.1 million in cash, subject to customary working capital adjustments. The Company used the proceeds of the sale to pay down debt, pursuant to its previously announced plan to improve its capital structure. The sale of TPI, which resulted in pre-tax and after-tax gains of $4.2 million and $3.0 million, respectively, allows the Company to focus solely on its core metals business going forward. TPI is reflected in the accompanying condensed consolidated financial statements as a discontinued operation, and all the financial data in this filing has been recast to present TPI as a discontinued operation retrospectively for all periods presented.
In June 2016, the Company received an offer from its joint venture partner to purchase its ownership share in Kreher Steel Company, LLC ("Kreher") for an amount that was less than the current carrying value of the Company's investment in Kreher. The Company determined that the offer to purchase its ownership share in Kreher at a purchase price lower than the carrying value indicates that it may not be able to recover the full carrying amount of its investment and therefore, recognized a $4.6 million other-than-temporary impairment charge in the second quarter of 2016 to reduce the carrying amount of the investment to the negotiated purchase price. On August 8, 2016, the Company announced that it had entered into an agreement with its joint venture partner for the sale of its 50% ownership in Kreher, subject to formal corporate approval by both joint venture partners' boards of directors (refer to Note 16 - Subsequent Events to the Condensed Consolidated Financial Statements). Because the sale of the Company's investment in Kreher is not considered to be a strategic shift that will have a major effect on the Company's operations and financial results, the results of Kreher are reflected within continuing operations in the Condensed Consolidated Financial Statements.

Results of Operations: Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth certain statement of operations data for the three months ended June 30, 2016 and 2015. Included in the operating results below is the closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Three Months Ended June 30,
	2016		2015		Favorable/(Unfavorable)
	$	% of Net Sales	$	% of Net Sales	$ Change	% Change

Net sales	$130.7	100.0%	$166.3	100.0%	$(35.6)	(21.4)%
Cost of materials (exclusive of depreciation and amortization)(a)	97.7	74.7%	152.2	91.5%	54.5	35.8%
Operating costs and expenses(b)	44.3	33.9%	70.2	42.2%	25.9	36.9%
Operating loss	$(11.3)	(8.6)%	$(56.1)	(33.7)%	$44.8	79.9%
(a) Cost of materials includes $22.3 million of inventory scrapping expenses associated with restructuring activity for the three months ended June 30, 2015.
(b) Operating costs and expenses include $2.0 million and $15.6 million of restructuring expenses for the three months ended June 30, 2016 and 2015, respectively.
Net Sales
Net sales in the three months ended June 30, 2016 were $130.7 million, a decrease of $35.6 million, or 21.4%, compared to the three months ended June 30, 2015. The decrease in net sales was mainly due to a 6.4% decrease in tons sold per day to customers compared to the same period in the prior year, coupled with a 13.9% decrease in average selling prices. Impacting the decrease in net tons sold per day were sales attributable to the Company's Houston and Edmonton operations which were closed in February 2016. Excluding the tons sold from the Houston and Edmonton operations in three months ended June 30, 2015, tons sold per day increased roughly 1% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The largest sales volume decreases in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 were in alloy bar, SBQ bar and tubing products with sales volume increases realized in aluminum sales. Carbon and alloy plate sales rebounded in the quarter with a significant increase in tons sold per day of that product compared to the three months ended June 30, 2015.
Downward pricing pressures resulting from historically high levels of foreign imports into the U.S. market, lower prices on products purchased from mills and inventory de-stocking practices by many competitors continue to have a negative impact on metals pricing. In the quarter, the Company had 10% to 30% decreases in the price per ton sold of many of its largest product categories as compared to the prior year quarter. The decreases in price per ton in these products, which include alloy bar and carbon and alloy plate, were somewhat offset by price increases in aluminum and an overall favorable product mix in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) in the three months ended June 30, 2016 was $97.7 million compared to $152.2 million in the three months ended June 30, 2015. The $54.5 million, or 35.8%, decrease is largely due to the decrease in sales volume in the three months ended June 30, 2016. Also, cost of materials in the three months ended June 30, 2015 included a $22.3 million restructuring charge related to the write-down of aged and excess inventory. There were no restructuring charges to cost of materials recorded in the three months ended June 30, 2016.
Cost of materials (exclusive of depreciation and amortization) was 74.7% as a percent of net sales in the three months ended June 30, 2016 compared to 91.5% as a percent of net sales, which includes the $22.3 million restructuring charge, in the three months ended June 30, 2015.

Operating Costs and Expenses and Operating Income (Loss)
Operating costs and expenses for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Favorable/(Unfavorable)
	2016	2015	$ Change	% Change
Warehouse, processing and delivery expense	$20.8	$27.4	$6.6	24.1%
Sales, general and administrative expense	17.2	21.3	4.1	19.2%
Restructuring expense	2.0	15.6	13.6	87.2%
Depreciation and amortization expense	4.3	5.9	1.6	27.1%
Total operating costs and expenses	$44.3	$70.2	$25.9	36.9%
Operating costs and expenses decreased by $25.9 million from $70.2 million in the three months ended June 30, 2015 to $44.3 million in the three months ended June 30, 2016.

•
Warehouse, processing and delivery expense decreased by $6.6 million mainly as a result of lower payroll and benefits costs, lower variable costs resulting from the decrease in sales activity as well as lower facility costs resulting from plant consolidations and the February 2016 closure of the Houston and Edmonton facilities;

•
Sales, general and administrative expense decreased by $4.1 million mainly as a result of lower payroll and benefits costs due to lower company-wide employee headcount and non-restructuring related executive severance costs incurred in the year-ago period, offset by higher fees for outside consulting services;

•
Restructuring expense in the three months ended June 30, 2016 consisted mainly of moving costs associated with plant consolidations related to the April 2015 restructuring plan and lease termination costs associated with the February 2016 closure of the Edmonton facility.

•
Depreciation and amortization expense decreased by $1.6 million mainly as a result of the impairment of intangible assets recorded in the fourth quarter of 2015, as well as plant consolidations and closures, and equipment sales;

Operating loss in the three months ended June 30, 2016, including a loss from restructuring activity of $2.0 million, was $11.3 million compared to operating loss of $56.1 million, including a $15.6 million loss from restructuring activities and a $22.3 million inventory scrapping expense, in the same period last year.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $9.6 million in the three months ended June 30, 2016 compared to $10.0 million in the three months ended June 30, 2015. Unrealized gain on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was $1.3 million for the three months ended June 30, 2016. There was no conversion option associated with the convertible debt requiring mark-to-market accounting in the three months ended June 30, 2015.
A debt restructuring gain of $0.5 million in the three months ended June 30, 2016 resulted from the issuance of new 5.25% Convertible Senior Secured Notes due 2019 ("New Convertible Notes") in exchange for outstanding 7.00% Convertible Senior Notes due 2017 (the “Convertible Note Exchange”) and the subsequent conversion of New Convertible Notes to equity.
Other (income) expense related to foreign currency transaction gains of $2.8 million in the three months ended June 30, 2016 compared to $4.0 million in the same period last year. Most of the unfavorable change in these transaction gains from the year-ago period related to unhedged intercompany financing arrangements.
The Company recorded an income tax expense of $0.5 million for the three months ended June 30, 2016 compared to an income tax benefit of $14.6 million for the same period last year. The Company’s effective tax rate is expressed as income tax (benefit) expense, which includes tax expense on the Company’s share of joint venture earnings (losses), as a percentage of income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for the three months ended June 30, 2016 and 2015 was (3.3)% and 23.4%, respectively. The lower effective tax rate in the three months ended June 30, 2016 resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to changes in valuation allowances positions in the U.S. and Canada, and the impact of intraperiod allocations.

Equity in losses of the Company’s joint venture was $4.5 million in the three months ended June 30, 2016 compared to equity in earnings of joint venture of $0.5 million in the same period last year. Included in the equity in losses of the Company's joint venture in the three months ended June 30, 2016 was an impairment charge of $4.6 million related to the write-down of the Company's investment in joint venture to fair value (refer to Note 5 - Joint Venture to the Condensed Consolidated Financial Statements).
Loss from continuing operations for the three months ended June 30, 2016 was $21.3 million compared to a loss from continuing operations of $47.1 million for the three months ended June 30, 2015. Income from discontinued operations, net of income taxes, was $0.8 million for the three months ended June 30, 2015. There was no income from discontinued operations, net of income taxes, for the three months ended June 30, 2016 as the sale of TPI was completed on March 15, 2016.
Net loss for the three months ended June 30, 2016 was $21.3 million. Net loss for the same period in the prior year, which includes income from discontinued operations (net of income taxes) of $0.8 million, was $46.3 million.

Results of Operations: Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth certain statement of operations data for the six months ended June 30, 2016 and 2015. Included in the operating results below is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Six Months Ended June 30,
	2016		2015		Favorable/(Unfavorable)
	$	% of Net Sales	$	% of Net Sales	$ Change	% Change

Net sales	$294.5	100.0%	$354.9	100.0%	$(60.4)	(17.0)%
Cost of materials (exclusive of depreciation and amortization)(a)	231.4	78.6%	296.5	83.6%	65.1	22.0%
Operating costs and expenses(b)	101.3	34.4%	121.5	34.2%	20.2	16.6%
Operating loss	$(38.2)	(13.0)%	$(63.1)	(17.8)%	$24.9	39.5%
(a) Cost of materials includes $0.5 million and $22.3 million of inventory scrapping expenses associated with restructuring activity for the six months ended June 30, 2016 and 2015, respectively.
(b) Operating costs and expenses include $13.8 million and $16.5 million of restructuring expenses for the six months ended June 30, 2016 and 2015, respectively. Also included in the six months ended June 30, 2015 was a $5.6 million gain from the sale of an operating facility.
Net Sales
Net sales in the six months ended June 30, 2016 were $294.5 million, a decrease of $60.4 million, or 17.0%, compared to the six months ended June 30, 2015. The decrease in net sales was mainly attributable to a 18.2% decrease in tons sold per day to customers compared to the same period in the prior year and a 7.9% decrease in average selling prices, offset by a favorable product mix and the impact of the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities to an unrelated third party in the first quarter of 2016. The sale of this inventory, which was sold at a zero gross profit margin, was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations.
Compared to the six months ended June 30, 2015, sales volumes in the six months ended June 30, 2016 decreased on virtually all products, with tubing and alloy bar products having the most significant declines in sales volumes in the period. The closure of the Company's Houston and Edmonton facilities in February 2016 also led to decreased sales volume as the tons sold from these locations, which primarily were sold to oil and gas customers, were not replaced by subsequent sales out of another of the Company's service centers.

With the exception of aluminum, which had a price per ton increase in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, downward pricing pressures resulted in lower average selling prices compared to the six months ended June 30, 2015 on all of the products the Company sells. Lower pricing on high volumes of foreign metal imports and de-stocking by many of the Company's competitors caused the Company to lower prices in order to remain competitive. The most significant average selling price decreases of 9% to 20% on many of the Company's highest selling products by volume drove the 7.9% decrease in average selling prices in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with a partial offset from favorable product mix.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during the six months ended June 30, 2016 was $231.4 million compared to $296.5 million during the six months ended June 30, 2015. The $65.1 million, or 22.0%, decrease is largely due to the decrease in sales volume during the six months ended June 30, 2016, offset by the $27.1 million of cost of materials recognized on the sale of all inventory at the Company's Houston and Edmonton facilities in the six months ended June 30, 2016, as discussed above. Included in cost of materials in the six months ended June 30, 2015 is a $22.3 million restructuring charge related to the write-down of aged and excess inventory compared to a restructuring charge of $0.5 million for the six months ended June 30, 2016.
Cost of materials (exclusive of depreciation and amortization) was 78.6% as a percent of net sales in the six months ended June 30, 2016, compared to 83.6% as a percent of net sales for the comparative prior year period.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,		Favorable/(Unfavorable)
	2016	2015	$ Change	% Change
Warehouse, processing and delivery expense	$44.2	$50.9	$6.7	13.2%
Sales, general and administrative expense	34.7	42.3	7.6	18.0%
Restructuring expense	13.8	16.5	2.7	16.4%
Depreciation and amortization expense	8.6	11.8	3.2	27.1%
Total operating costs and expenses	$101.3	$121.5	$20.2	16.6%
Operating costs and expenses decreased by $20.2 million from $121.5 million during the six months ended June 30, 2015 to $101.3 million during the six months ended June 30, 2016.

•
Warehouse, processing and delivery expense, excluding a gain on sale of facility of $5.6 million recorded during the six months ended June 30, 2015, decreased by $12.3 million as a result of lower payroll and benefits costs, lower variable costs resulting from the decrease in sales activity, and lower facility costs resulting from plant consolidations and the February 2016 closure of the Houston and Edmonton facilities;

•
Sales, general and administrative expense decreased by $7.6 million mainly as a result of lower payroll and benefits costs, lower incentive based compensation costs and non-restructuring related executive severance costs incurred in the year-ago period;

•
Restructuring expense in the six months ended June 30, 2016 consisted mainly of severance expense and lease termination charges associated with the closure of the Company's Houston and Edmonton facilities as well as moving expenses associated with the plant consolidations related to the April 2015 restructuring plan.

•
Depreciation and amortization expense decreased by $3.2 million mainly as a result of the impairment of intangible assets recorded in the fourth quarter of 2015, as well as plant consolidations and closures, and equipment sales;

Operating loss in the six months ended June 30, 2016, including restructuring charges of $13.8 million and inventory scrapping expense associated with restructuring activities of $0.5 million, was $38.2 million compared to an operating loss of $63.1 million, including restructuring-related inventory scrapping expense of $22.3 million, restructuring charges of $16.5 million and the $5.6 million gain on sale of facility, in the same period in the prior year.

Other Income and Expense, Income Taxes and Net Loss
Interest expense was $20.0 million in the six months ended June 30, 2016 compared to $20.2 million in the six months ended June 30, 2015. Unrealized gain on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was $1.3 million for the six months ended June 30, 2016. There was no conversion option associated with the convertible debt requiring mark-to-market accounting in the six months ended June 30, 2015.
Debt restructuring costs of $6.6 million in the six months ended June 30, 2016 reflect $7.1 million of eligible holder consent fees and related legal and other direct costs incurred in conjunction with the Senior Secured Note Exchange, partly offset by a $0.5 million gain resulting from the Convertible Note Exchange and the subsequent conversion of New Convertible Notes to equity.
Other (income) expense related to foreign currency transaction gains was $1.7 million in the six months ended June 30, 2016 compared to foreign currency transaction losses of $2.3 million for the same period in the prior year. The majority of the favorable change from the year-ago period related to unhedged intercompany financing arrangements.
The Company recorded an income tax expense of $0.2 million for the six months ended June 30, 2016 compared to an income tax benefit of $21.5 million for the same period last year. The Company’s effective tax rate is expressed as income tax (benefit) expense, which includes tax expense on the Company’s share of joint venture earnings (losses), as a percentage of income (loss) from continuing operations before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for the six months ended June 30, 2016 and 2015 was (0.3)% and 25.1%, respectively. The lower effective tax rate benefit for the six months ended June 30, 2016 resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to changes in valuation allowance positions in the U.S. and Canada, and the impact of intraperiod allocations.
Equity in losses of the Company’s joint venture was $4.1 million in the six months ended June 30, 2016, compared to equity in earnings of joint venture of $1.3 million in the same period last year. Included in the equity in losses of the Company's joint venture in the six months ended June 30, 2016 was an impairment charge of $4.6 million related to the write-down of the Company's investment in joint venture to fair value (refer to Note 5 - Joint Venture to the Condensed Consolidated Financial Statements).
Loss from continuing operations for the six months ended June 30, 2016 was $66.1 million compared to a loss from continuing operations of $62.8 million for the six months ended June 30, 2015. Income from discontinued operations, net of income taxes, was $7.9 million for the six months ended June 30, 2016 compared to income from discontinued operations, net of income taxes, of $1.4 million for the six months ended June 30, 2015. Income from discontinued operations, net of income taxes, for the six months ended June 30, 2016 includes after-tax gain on the sale of TPI of $3.0 million and an income tax benefit of $4.2 million from the reversal of an income tax valuation allowance.
Net loss for the six months ended June 30, 2016, which includes income from discontinued operations (net of income taxes) of $7.9 million, was $58.1 million. Net loss for the same period in the prior year, which includes income from discontinued operations (net of income taxes) of $1.4 million, was $61.4 million.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(24.4)	$(15.1)
Net cash from investing activities	54.5	4.3
Net cash (used in) from financing activities	(29.2)	13.9
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net change in cash and cash equivalents	$0.8	$3.0

The Company’s principal sources of liquidity are cash provided by operations and available revolver borrowing capacity to fund working capital needs and growth initiatives. Specific components of the change in working capital are highlighted below:

•
During the six months ended June 30, 2016, higher accounts receivable compared to year-end 2015 resulted in $6.1 million of cash flow use compared to $13.4 million of cash flow source for the same period last year. Average receivable days outstanding was 53.9 days for the six months ended June 30, 2016 compared to 53.2 days for the six months ended June 30, 2015.

•
During the six months ended June 30, 2016, lower inventory levels compared to year-end 2015 provided $26.7 million of cash flow source compared to lower inventory levels that were a $35.2 million cash flow source for the six months ended June 30, 2015. The majority of the cash flow source from inventory in the six months ended June 30, 2016 was the result of the Houston and Edmonton inventory sale discussed above. Average days sales in inventory was 171.7 days for the six months ended June 30, 2016 compared to 224.2 days for the six months ended June 30, 2015, resulting primarily from improved inventory management.

•
During the six months ended June 30, 2016, increases in accounts payable and accrued and other current liabilities were a $2.4 million cash flow source compared to a $6.0 million cash flow source for the same period last year. Accounts payable days outstanding was 45.1 days for the six months ended June 30, 2016 compared to 42.9 days for the same period last year.

Net cash from investing activities of $54.5 million during the six months ended June 30, 2016 is mainly attributable to cash proceeds from the sale of TPI. All available proceeds from the sale of TPI were used to pay down the Company's long-term debt, which along with the $8.7 million payment of debt restructuring costs, resulted in net cash used in financing activities of $29.2 million during the six months ended June 30, 2016.
In connection with the Exchange Offer completed in February 2016, the Company issued $203.3 million aggregate principal amount of New Secured Notes. In May 2016, the Company agreed to issue an additional $1.2 million aggregate principal amount of New Secured Notes in exchange for an equal amount of Secured Notes outstanding. On August 1, 2016, the Company issued a notice of redemption with respect to the remaining outstanding Secured Notes and deposited $5.6 million with the trustee (representing the aggregate principal amount plus accrued and unpaid interest to the August 31, 2016 redemption date) to effect a satisfaction and discharge of the indenture governing the Secured Notes. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Secured Notes and the Existing Indenture providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Secured Notes and related guarantees.
The Company also completed the Convertible Note Exchange during the first half of 2016. Supporting Holders holding $57.5 million aggregate principal amount of Convertible Notes exchanged their Convertible Notes for an aggregate of 7.9 million shares of the Company's common stock and $23.8 million aggregate principal amount of New Convertible Notes.
In June 2016, the Company entered into an amendment to its Revolving Credit Facility that reduced the aggregate commitments under the Revolving Credit Facility from $125,000 to $100,000. The amendment also imposed an availability block that decreased availability under the Revolving Credit Facility by $17,500 initially. The availability block is subject to reduction if the Company’s ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges (the “Fixed Charge Coverage Ratio”) is at least 1.0 to 1.0 for certain specified periods. As a result of these items, along with the sale of certain assets, our current maximum borrowing capacity has decreased from $96.2 million at December 31, 2015 to $60.0 million at June 30, 2016.
The Company's Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $10 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's Fixed Charge Coverage Ratio was negative for the twelve months ended June 30, 2016. At this ratio, the Company's current maximum borrowing capacity would be $60.0 million before triggering Cash Dominion. Based on the Company’s cash projections, it does not anticipate that Cash Dominion would occur during the next twelve months.

Additional unrestricted borrowing capacity under the Revolving Credit Facility at June 30, 2016 was as follows:

Maximum borrowing capacity	$100.0
Minimum excess availability before triggering Cash Dominion	(12.5)
Letters of credit and other reserves	(10.0)
Availability reserve	(17.5)
Current maximum borrowing capacity	60.0
Current borrowings	(46.0)
Additional unrestricted borrowing capacity	$14.0
As part of the Company's refinancing of its Secured Notes, it agreed to make Special Redemptions using Designated Asset Sales Proceeds (refer to Note 7 - Debt to the Condensed Consolidated Financial Statements). Pursuant to the indenture governing the New Secured Notes, Special Redemptions of not less than $27.5 million of aggregate principal amount of the New Secured Notes must be made on or prior to October 31, 2016, subject to a penalty equal to 4.0% of the outstanding principal, payable in cash and/or stock, in which case the maturity date of the New Secured Notes will be September 14, 2017. The Company expects that it will use the proceeds from the sale of Kreher to make Special Redemptions of at least $27.5 million by October 31, 2016.
The Revolving Credit Facility matures on December 10, 2019 (or 91 days prior to the maturity date of the Company's Secured Notes or Convertible Notes if they have not been refinanced at that time).
The Company currently expects that it will have sufficient cash flows to continue as a going concern, to fund its ongoing capital expenditure programs and meet its debt obligations, including interest payments, for at least the next twelve months. However, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring activities taken during 2015 that streamlined the Company’s organizational structure, lowered operating costs and increased liquidity.
With the completion of the Exchange Offer and Convertible Notes Exchange, the Company has extended the maturity of a substantial portion of its long-term debt for up to two years. The sale of TPI and the sale of the Company's Houston and Edmonton inventory provided liquidity which was used to pay down long-term debt resulting in a $20.1 million reduction in the Company's revolver balance in the six months ended June 30, 2016. The Company plans to further reduce its long-term debt and improve liquidity through continued reductions in inventory as well as strategic asset sales, including the recently announced agreement to sell Kreher. Furthermore, the Company has available borrowing capacity under the asset-based Revolving Credit Facility, as described above.
Through its ongoing restructuring and refinancing efforts, the Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company's overall capitalization. Cash and cash equivalents at June 30, 2016 were $11.9 million, and the Company had $14.0 million of additional unrestricted borrowing capacity under its Revolving Credit Facility. Approximately $3.9 million of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States as the need arises in the future.

Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	June 30,	December 31,	Working Capital
	2016	2015	Increase (Decrease)
Working capital	$210.4	$256.4	$(46.0)
Cash and cash equivalents	11.9	11.1	0.8
Accounts receivable	79.0	73.2	5.8
Inventories	189.4	216.1	(26.7)
Accounts payable	47.7	45.6	(2.1)
Accrued and other current liabilities	30.0	28.1	(1.9)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 98.8% at June 30, 2016 and 87.1% at December 31, 2015. Over the long-term, the Company plans to continue to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations as well as the strategic sale of under-performing or non-core assets to repay outstanding debt. As and when permitted by the terms of the agreements governing the Company's outstanding indebtedness, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
Cash paid for capital expenditures for the six months ended June 30, 2016 was $1.9 million, a decrease of $0.6 million from the same period last year. Management expects there will be capital expenditures of approximately $4.0 million to $5.0 million during the remainder of 2016.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2016 (remaining six months)(a)	$5.6
2017	0.2
2018	204.5
2019(b)	68.3
2020	—
2020 and beyond	—
Total debt	$278.6
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
(b) Amount includes outstanding balance of $46.0 million under the Company's Revolving Credit Facility as of June 30, 2016 which can fluctuate. The maturity date presented above is based on the December 15, 2019 maturity date of the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility may become due sooner than the December 15, 2019 maturity date as described in Note 7 - Debt to the Condensed Consolidated Financial Statements.
As of June 30, 2016, the Company had $8.7 million of irrevocable letters of credit outstanding, which primarily consisted of $5.0 million for its new warehouse in Janesville, Wisconsin, $1.1 million for collateral associated with commodity hedges and $1.5 million for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A.     Risk Factors
The following information updates, and should be read in conjunction with, the information disclosed on Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, which was filed with the Securities and Exchange Commission on March 16, 2016.
Political and economic uncertainty arising from the outcome of the recent referendum on the membership of the United Kingdom in the European Union could adversely impact our financial condition and operating results.
On June 23, 2016, the United Kingdom (“UK”) voted to leave the European Union (“EU”). The UK’s voluntary exit from the EU, generally referred to as the “Brexit,” triggered short-term financial volatility, including a decline in the value of the British pound in comparison to both the U.S. dollar and the euro. In addition, a process of negotiation will be required to determine the future terms of the UK’s relationship with the EU, and the uncertainty before, during and after the period of negotiation could have a negative economic impact and result in further volatility in the markets for several years. The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond.
We operate in international markets and are subject to the risks inherent in doing business in other countries, including the UK. We derive a portion of our revenue from non-US sources. During the year ended December 31, 2015, approximately 7% of our consolidated net sales were attributable to operations in the UK. Approximately 14% of our consolidated net sales were attributable to operations in Europe overall. The Company and its various subsidiaries hold financial assets and liabilities denominated in British pounds, including cash and cash equivalents, accounts receivable, and accounts payable, and the future impacts of the Brexit could have a materially adverse impact on our operating results.
Other than the changes noted above, the risk factors that were disclosed in our most recent Form 10-K, as amended, have not materially changed since the date our most recent Form 10-K, as amended, was filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2016, 7,862,565 shares of the Company’s common stock were issued pursuant to the exchange of $23,443,000 aggregate principal amount of the Company’s 7.00% Convertible Senior Notes due 2017. On June 3, 2016, June 15, 2016, and June 20, 2016, the Company issued 472,956 shares, 96,113 shares, and 144,103 shares of the Company’s common stock, respectively, in connection with the conversion of $983,000, $200,000, and $300,000 aggregate principal amounts, respectively, of the Company’s 5.25% Convertible Senior Secured Notes due 2019.

Item 6.	Exhibits
Exhibits required to be filed as part of this Report on Form 10-Q are listed in the Exhibit Index, which is incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	August 9, 2016	By:	/s/ Paul Schwind
Paul Schwind
Corporate Controller & Chief Accounting Officer
(Mr. Schwind has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
4.1
Indenture, dated as of May 19, 2016, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2016. Commission File No. 1-05415

4.2
First Supplemental Indenture, dated May 16, 2016, among A.M. Castle & Co., the Note Guarantors, and U.S. Bank National Association, as trustee and collateral agent. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2016. Commission File No. 1-05415

4.3
Second Supplemental Indenture, dated June 9, 2016, among A.M. Castle & Co., the Note Guarantors, and U.S. Bank National Association, as trustee and collateral agent. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2016. Commission File No. 1-05415

10.1
Form of First Amendment to Amended and Restated Transaction Support Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2016. Commission File No. 1-05415

10.2	Form of Note Exchange Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2016. Commission File No. 1-05415
10.3	Form of Common Stock Exchange Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 13, 2016. Commission File No. 1-05415
10.4
Pledge and Security Agreement, dated as of May 19, 2016, by A.M. Castle & Co., and its subsidiaries that are party thereto, in favor of U.S. Bank National Association, as collateral agent for the benefit of the Secured Parties named therein. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 19, 2016. Commission File No. 1-05415

10.5
Settlement Agreement dated May 27, 2016, by and among A. M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Kenneth H. Traub, Allan J. Young and Richard N. Burger. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2016. Commission File No. 1-05415

10.6
Amendment No. 4 to Loan and Security Agreement, dated June 24, 2016, by and among the Company, certain subsidiaries of the Company as borrowers and guarantors, the financial institutions from time to time party thereto as lenders, and Wells Fargo Bank, National Association, as agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2016. Commission File No. 1-05415

10.7*
A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of July 27, 2016. Incorporated by reference to the Appendix to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on June 17, 2016. Commission File No. 1-05415

10.8
Unit Purchase Agreement, dated August 7, 2016, by and between A.M. Castle & Co. and Duferco Steel, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2016. Commission File No. 1-05415

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