Form 10-Q
period 2016-09-30
CASTLE A M & CO
filed 2016-11-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2016
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of November 4, 2016 was 32,549,823 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$10,005	$11,100
Accounts receivable, less allowances of $2,141 and $2,380, respectively	76,899	73,191
Inventories	179,396	216,090
Prepaid expenses and other current assets	11,609	10,424
Income tax receivable	1,583	346
Current assets of discontinued operations	—	37,140
Total current assets	279,492	348,291
Investment in joint venture	—	35,690
Intangible assets, net	5,637	10,250
Prepaid pension cost	10,372	8,422
Deferred income taxes	416	378
Other noncurrent assets	6,624	6,109
Property, plant and equipment:
Land	2,071	2,519
Buildings	37,402	39,778
Machinery and equipment	127,690	153,955
Property, plant and equipment, at cost	167,163	196,252
Accumulated depreciation	(115,279)	(131,691)
Property, plant and equipment, net	51,884	64,561
Noncurrent assets of discontinued operations	—	19,805
Total assets	$354,425	$493,506
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,856	$45,606
Accrued and other current liabilities	37,401	28,078
Income tax payable	1,512	33
Current portion of long-term debt	142	7,012
Current liabilities of discontinued operations	—	11,158
Total current liabilities	90,911	91,887
Long-term debt, less current portion	235,454	310,614
Deferred income taxes	—	4,169
Build-to-suit liability	13,229	13,237
Other noncurrent liabilities	9,044	7,935
Pension and postretirement benefit obligations	18,513	18,676
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred, $0.00 par value); no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value—60,000 shares authorized; 32,768 shares issued and 32,639 outstanding at September 30, 2016 and 23,888 shares issued and 23,794 outstanding at December 31, 2015	327	238
Additional paid-in capital	244,344	226,844
Accumulated deficit	(223,435)	(145,309)
Accumulated other comprehensive loss	(32,950)	(33,821)
Treasury stock, at cost—129 shares at September 30, 2016 and 94 shares at December 31, 2015	(1,012)	(964)
Total stockholders’ equity (deficit)	(12,726)	46,988
Total liabilities and stockholders’ equity (deficit)	$354,425	$493,506
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$124,893	$150,571	$419,433	$505,439
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	92,406	115,300	323,808	411,834
Warehouse, processing and delivery expense	19,561	25,893	63,772	76,826
Sales, general and administrative expense	16,820	18,023	51,486	60,338
Restructuring expense	912	1,204	14,674	17,653
Depreciation and amortization expense	3,845	5,666	12,498	17,447
Total costs and expenses	133,544	166,086	466,238	584,098
Operating loss	(8,651)	(15,515)	(46,805)	(78,659)
Interest expense, net	8,743	10,156	28,711	30,345
Unrealized gain on embedded debt conversion option	(6,285)	—	(7,569)	—
Debt restructuring loss, net	—	—	6,562	—
Other expense, net	6,250	2,270	4,587	4,532
Loss from continuing operations before income taxes and equity in losses of joint venture	(17,359)	(27,941)	(79,096)	(113,536)
Income tax expense (benefit)	903	(629)	1,099	(22,141)
Loss from continuing operations before equity in losses of joint venture	(18,262)	(27,312)	(80,195)	(91,395)
Equity in losses of joint venture	(36)	(1,460)	(4,177)	(134)
Loss from continuing operations	(18,298)	(28,772)	(84,372)	(91,529)
Income (loss) from discontinued operations, net of income taxes	(1,688)	955	6,246	2,333
Net loss	$(19,986)	$(27,817)	$(78,126)	$(89,196)

Basic earnings (loss) per common share:
Continuing operations	$(0.57)	$(1.22)	$(3.02)	$(3.89)
Discontinued operations	(0.05)	0.04	0.22	0.10
Net basic loss per common share	$(0.62)	$(1.18)	$(2.80)	$(3.79)

Diluted earnings (loss) per common share:
Continuing operations	$(0.57)	$(1.22)	$(3.02)	$(3.89)
Discontinued operations	(0.05)	0.04	0.22	0.10
Net diluted loss per common share	$(0.62)	$(1.18)	$(2.80)	$(3.79)

Comprehensive loss:
Net loss	$(19,986)	$(27,817)	$(78,126)	$(89,196)
Change in unrecognized pension and postretirement benefit costs, net of tax	456	670	1,368	3,529
Foreign currency translation adjustments	2,967	(2,941)	(497)	(7,633)
Comprehensive loss	$(16,563)	$(30,088)	$(77,255)	$(93,300)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(78,126)	$(89,196)
Less: Income from discontinued operations, net of income taxes	6,246	2,333
Loss from continuing operations	(84,372)	(91,529)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	12,498	17,447
Amortization of deferred gain	(92)	—
Amortization of deferred financing costs and debt discount	4,258	6,241
Debt restructuring loss	6,562	—
Loss from lease termination	4,452	—
Unrealized gain on embedded debt conversion option	(7,569)	—
Loss (gain) on sale of property, plant and equipment	1,720	(5,741)
Unrealized gain on commodity hedges	(813)	(313)
Unrealized foreign currency transaction loss	2,484	4,142
Equity in losses of joint venture	4,141	134
Dividends from joint venture	—	315
Share-based compensation expense	916	424
Pension curtailment	—	3,080
Deferred income taxes	113	(23,310)
Other, net	679	(12)
Changes in assets and liabilities:
Accounts receivable	(5,128)	18,326
Inventories	34,780	43,838
Prepaid expenses and other current assets	(301)	(8,258)
Other noncurrent assets	(302)	(2,789)
Prepaid pension costs	(406)	1,272
Accounts payable	6,026	4,059
Income tax payable and receivable	198	1,188
Accrued and other current liabilities	8,604	18,802
Pension and postretirement benefit obligations and other noncurrent liabilities	865	(400)
Net cash used in operating activities of continuing operations	(10,687)	(13,084)
Net cash (used in) from operating activities of discontinued operations	(6,907)	6,673
Net cash used in operating activities	(17,594)	(6,411)
Investing activities:
Proceeds from sale of investment in joint venture	31,550	—
Capital expenditures	(2,431)	(4,526)
Proceeds from sale of property, plant and equipment	2,829	7,742
Net cash from investing activities of continuing operations	31,948	3,216
Net cash from (used in) investing activities of discontinued operations	53,570	(867)
Net cash from investing activities	85,518	2,349
Financing activities:
Proceeds from long-term debt	581,052	707,200
Repayments of long-term debt	(640,415)	(698,696)
Payment of debt restructuring costs	(8,677)	—
Payments of build-to-suit liability	(687)	(500)
Net cash (used in) from financing activities	(68,727)	8,004
Effect of exchange rate changes on cash and cash equivalents	(292)	(424)

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30,
	2016	2015
Net change in cash and cash equivalents	(1,095)	3,518
Cash and cash equivalents - beginning of year	11,100	8,454
Cash and cash equivalents - end of period	$10,005	$11,972
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2015 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (as amended) and the Current Report on Form 8-K filed May 26, 2016, which revised the Company financial statement presentation and disclosures to reflect discontinued operations related to the sale of substantially all the assets of the Company's wholly-owned subsidiary, Total Plastics, Inc. ("TPI"). The 2016 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
In March 2016, the Company completed the sale of substantially all the assets of TPI. TPI is reflected in the accompanying condensed consolidated financial statements as a discontinued operation, and all the data in this filing has been recast to present TPI as a discontinued operation for all periods presented.
(2) New Accounting Standards
Standards Updates Issued Not Yet Effective
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to reduce the existing diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. For public companies, the amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU provides alternative methods of initial adoption. ASU No. 2015-14, "Deferral of the Effective Date," was issued in August 2015 to defer the effective date of ASU No. 2014-09 for public companies until annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients," which provide supplemental adoption guidance and clarification to ASC No. 2014-09. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 must be adopted concurrently with the adoption of ASU No. 2014-09. The Company is currently reviewing the guidance and assessing the potential impact of these ASU's on its consolidated financial statements.
(3) Discontinued Operation
On March 15, 2016, the Company completed the sale of TPI for $55,070 in cash, subject to customary working capital adjustments. Under the terms of the sale, $1,500 of the purchase price was placed into escrow pending adjustment based upon the final calculation of the working capital at closing. The Company and the buyer agreed to the final working capital adjustment during the third quarter of 2016, which resulted in the full escrowed amount being returned to the buyer and the Company reducing its pre-tax gain on the sale of TPI by $2,214. The sale resulted in pre-tax and after-tax gains of $2,003 and $1,306, respectively, for the nine months ended September 30, 2016.
Prior to the sale of TPI, the Company had two reportable segments consisting of its Plastics segment and its Metals segment. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable segment.
Summarized results of the discontinued operation were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$—	$34,105	$29,680	$101,168
Cost of materials	—	23,970	21,027	71,251
Operating costs and expenses	—	8,201	7,288	25,005
Interest expense(a)	—	350	333	1,081
Income from discontinued operations before income taxes	$—	$1,584	$1,032	$3,831
Income tax expense (benefit) (b)	—	629	(3,908)	1,498
Gain (loss) on sale of discontinued operations, net of income taxes	(1,688)	—	1,306	—
Income (loss) from discontinued operations, net of income taxes	$(1,688)	$955	$6,246	$2,333
(a)Interest expense was allocated to the discontinued operation based on the debt that was required to be paid as a result of the sale of TPI.
(b) Income tax benefit for the nine months ended September 30, 2016 includes $4,207 reversal of valuation allowance resulting from the sale of TPI.

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
The following table is a reconciliation of the basic and diluted earnings (loss) per common share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(18,298)	$(28,772)	$(84,372)	$(91,529)
Income (loss) from discontinued operations, net of income taxes	(1,688)	955	6,246	2,333
Net loss	$(19,986)	$(27,817)	$(78,126)	$(89,196)
Denominator:
Weighted average common shares outstanding	32,260	23,580	27,909	23,535
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per common share	32,260	23,580	27,909	23,535

Basic earnings (loss) per common share:
Continuing operations	$(0.57)	$(1.22)	$(3.02)	$(3.89)
Discontinued operations	(0.05)	0.04	0.22	0.10
Net basic loss per common share	$(0.62)	$(1.18)	$(2.80)	$(3.79)

Diluted earnings (loss) per common share:
Continuing operations	$(0.57)	$(1.22)	$(3.02)	$(3.89)
Discontinued operations	(0.05)	0.04	0.22	0.10
Net diluted loss per common share	$(0.62)	$(1.18)	$(2.80)	$(3.79)
Excluded outstanding share-based awards having an anti-dilutive effect	2,326	1,049	2,326	1,049
Excluded "in the money" portion of New Convertible Notes having an anti-dilutive effect	—	—	—	—
The New Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $2.25 per share, which is the conversion price of the New Convertible Notes.The New Convertible Notes are only dilutive for the “in the money” portion of the New Convertible Notes that could be settled with the Company’s common stock. In future periods, absent a fundamental change (as defined in the New Convertible Notes indenture), the outstanding New Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 9,900 shares. The Convertible Notes would have an insignificant impact on the diluted average shares outstanding if settled with the Company's stock.

(5) Joint Venture
Kreher Steel Company, LLC ("Kreher"), a national distributor and processor of carbon and alloy steel bar products headquartered in Melrose Park, Illinois, was a 50% owned joint venture of the Company. In August 2016, the Company completed the sale of its ownership share in Kreher to its joint venture partner for aggregate cash proceeds of $31,550, which resulted in a loss on disposal of $5, including selling expenses. Because the sale of the Company's investment in Kreher is not considered to be a strategic shift that will have a major effect on the Company's operations and financial results, the results of Kreher are reflected within continuing operations in the Condensed Consolidated Financial Statements.
In June 2016, the Company received an offer from its joint venture partner to purchase its ownership share in Kreher for an amount that was less than the current carrying value of the Company's investment in Kreher. The Company determined that the offer to purchase its ownership share in Kreher at a purchase price lower than the carrying value indicated that it may not be able to recover the full carrying amount of its investment, and therefore recognized a $4,636 other-than-temporary impairment charge in the second quarter of 2016 to reduce the carrying amount of the investment to the negotiated purchase price. Prior to receiving the purchase offer, the Company had no previous indicators that its investment in Kreher had incurred a loss in value that was other-than-temporary.
The following information summarizes financial data for this joint venture (for the periods in 2016, the information is through the date the Company sold its investment in Kreher):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$17,737	$36,885	$79,007	$130,505
Cost of materials	15,359	31,339	67,115	110,734
(Loss) income before taxes	(234)	(3,117)	267	(367)
Net income (loss)	(62)	(2,920)	928	(268)

(6) Intangible Assets
Intangible assets consisted of customer relationships as follows:

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,348	$61,711	$67,438	$57,188
The Company recorded the following aggregate amortization expense associated with intangibles:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$1,533	$2,655	$4,593	$8,001
The following is a summary of the estimated annual amortization expense for the remainder of 2016 and each of the subsequent years:

2016	$1,533
2017	$4,104
2018	$—
2019	$—
2020	$—

(7) Debt
Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$—	$6,681
7.0% Convertible Notes due December 15, 2017	41	57,500
12.75% Senior Secured Notes due December 15, 2018	204,519	203,319
Revolving Credit Facility due December 10, 2019	12,500	66,100
5.25% Convertible Notes due December 30, 2019	22,323	—
Other, primarily capital leases	143	428
Plus: derivative liability for embedded conversion feature	3,284	—
Less: unamortized discount	(4,502)	(12,255)
Less: unamortized debt issuance costs	(2,712)	(4,147)
Total long-term debt	$235,596	$317,626
Less: current portion	142	7,012
Total long-term portion	$235,454	$310,614
Secured Notes
In February 2016, the Company completed a private exchange offer and consent solicitation (the “Exchange Offer”) to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 (the “New Secured Notes”) for the Company’s outstanding 12.75% Senior Secured Notes due 2016 (the "Secured Notes"). In connection with the Exchange Offer, the Company issued $203,319 aggregate principal amount of New Secured Notes. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Secured Notes and the related indenture (the “Existing Indenture”) providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Secured Notes and related guarantees. In May 2016, the Company entered into an agreement providing for the exchange of $1,200 aggregate principal amount of Secured Notes for $1,200 aggregate principal amount of New Secured Notes. On August 1, 2016, the Company issued a notice of redemption with respect to the remaining outstanding Secured Notes and deposited $5,629 with the trustee (representing the aggregate principal amount plus accrued and unpaid interest to the August 31, 2016 redemption date) to effect a satisfaction and discharge of the indenture governing the Secured Notes. There is no principal amount of Secured Notes outstanding at September 30, 2016.
The New Secured Notes have substantially the same terms as the Secured Notes except for the following principal differences: (i) the New Secured Notes were offered pursuant to an exemption from the registration requirements of the Securities Act, and do not have the benefit of any exchange offer or other registration rights, (ii) the New Secured Notes effectively extend the maturity date of the Secured Notes to December 15, 2018, unless the Company is unable to both (a) complete the exchange of a portion of its Convertible Notes on or prior to June 30, 2016, and (b) redeem, on one or more occasions (each, a “Special Redemption”), an aggregate of not less than $27,500 of aggregate principal amount of the New Secured Notes on or prior to October 31, 2016, using cash available to the Company and/or net proceeds from sales of assets of the Company or a Restricted Subsidiary outside the ordinary course of business (other than net proceeds derived from the sale of accounts receivable and inventory (the “Designated Asset Sale Proceeds”)), subject to a penalty equal to 4.00% of the outstanding principal, payable in cash and/or stock, in the Company’s sole discretion (the “Special Redemption Condition”), in which case the maturity date of the New Secured Notes will be September 14, 2017, (iii) the New Secured Notes provide that, whether or not the Special Redemption Condition is satisfied, the Company will have an obligation to effect Special Redemptions using Designated Asset Sale Proceeds or other permissible funds until such time as the aggregate amount of Special Redemptions equals $40,000, (iv) the New Secured Notes contain modifications to the asset sale covenant providing that the Company shall not use any net proceeds from asset sales outside the ordinary course of business to redeem, repay or prepay the Convertible Notes, and (v) the granting of a third-priority lien on the collateral securing the New Secured Notes for the benefit of the new Convertible Notes is a permitted lien under the indenture. The Company completed the exchange of a portion of its Convertible Notes prior to June 30, 2016, and satisfied the Special Redemption Condition by issuing an irrevocable notice of redemption for $27,500 of aggregate principal amount of New Secured Notes on October 31, 2016.
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
The New Secured Notes require that the Company make, subject to certain conditions and within 95 days of the end of each fiscal year beginning with the fiscal year ending December 31, 2016, an offer to purchase the New Secured Notes with (i) 75% of excess cash flow (as defined in the New Secured Notes indenture) until the Company has offered to purchase up to $50,000 in aggregate principal amount of the notes, (ii) 50% of excess cash flow until the Company has offered to purchase up to $75,000 in aggregate principal amount of the notes, (iii) 25% of the excess cash flow until the Company has offered to purchase up to $100,000 in aggregate principal amount of the notes and (iv) 0% thereafter, in each case, at 103% of the principal amount, thereof, plus accrued and unpaid interest.
The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of ASC No. 470-60, "Debt-Troubled Debt Restructurings", as the Company was determined to be experiencing financial difficulties and was granted a concession by the eligible holders. Accordingly, for the nine months ended September 30, 2016, the Company has expensed the eligible holder consent fees and related legal and other direct costs of $7,075 incurred in conjunction with the Exchange Offer in debt restructuring costs in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no consent fees or related legal and other direct costs incurred in conjunction with the Exchange Offer for the three months ended September 30, 2016.
The Company pays interest on the New Secured Notes at a rate of 12.75% per annum in cash semi-annually.
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
The Convertible Note Exchange was considered to be a troubled debt restructuring, as the Company was experiencing financial difficulties and was granted a concession by the Supporting Holders. As a result, the Company recognized a loss of $76 from the Convertible Note Exchange. The loss has been included in debt restructuring loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2016.
Subsequent to the Convertible Note Exchange, $1,483 in aggregate principal amount of New Convertible Notes was converted to 713 shares of the Company’s common stock. This resulted in a $589 extinguishment gain from the conversion of the New Convertible Notes and the settlement of a related portion of the derivative liability. The gain has been included in debt restructuring gain (loss), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2016. As of September 30, 2016, the Company had $22,323 aggregate principal amount of New Convertible Notes outstanding, and the derivative liability had a fair value of $3,284.
The New Convertible Notes mature on December 30, 2019, and bear interest at a rate of 5.25% per annum, payable semi-annually in cash. The New Convertible Notes are initially convertible into shares of the Company's common stock at any time at a conversion price per share equal to $2.25 and are subject to adjustment in accordance with the New Convertible Notes indenture. All current and future guarantors of the New Secured Notes, the Revolving Credit Facility, and any other material indebtedness of the Company guarantee the New Convertible Notes, subject to certain exceptions. The New Convertible Notes are secured on a “silent” third-priority basis by the same collateral that secures the New Secured Notes. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company's common stock for purposes of the settlement of the conversion right will be calculated as provided in the indenture, using a 20 trading day observation period. Upon such conversion, the holder shall be entitled to receive an amount equal to the "make-whole" premium, payable in the form of cash, shares of the Company's common stock, or a combination of both, at the Company's sole discretion. The value of shares of Company common stock for purposes of calculating the "make-whole" premium will be based on the greater of (i) 130% of the conversion price then in effect and (ii) the volume weighted average price ("VWAP") of such shares for the 20 trading day observation period as provided in the indenture.
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
Following the Convertible Note Exchange, the Company had $41 aggregate principal amount of Convertible Notes outstanding at September 30, 2016.

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
The Amendment imposed an availability block that decreased availability under the Revolving Credit Facility by $17,500 initially. The availability block is subject to adjustment, and is reduced to $8,750 if the Company’s ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges (the “Fixed Charge Coverage Ratio”) is at least 1.0 to 1.0 for each of the preceding six months. It is reduced to zero if the Fixed Charge Coverage Ratio is at least 1.0 to 1.0 for any trailing twelve-month period. The availability block was $17,500 as of September 30, 2016.
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
The Amendment also increased the interest rate charged in connection with loans advanced under the Revolving Credit Facility. At the Company’s election, borrowings under the Revolving Credit Facility will bear interest at variable rates based on (a) a customary base rate plus an applicable margin of 1.75% or (b) an adjusted LIBOR rate plus an applicable margin of 2.75%, with such applicable margins subject to adjustment if the Fixed Charge Coverage Ratio is at least 1.0 to 1.0. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months ended September 30, 2016 was 4.00% and 3.40%, respectively. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
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
The Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $10,000. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12,500, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Facility. The Company's Fixed Charge Coverage Ratio was negative for the twelve months ended September 30, 2016. At this ratio, the Company's current maximum borrowing capacity would be $54,471 before triggering full dominion of the Company's cash collections. As of September 30, 2016, the Company had $41,971 of additional unrestricted borrowing capacity under the Revolving Credit Facility. As noted above, the Company issued an irrevocable notice of redemption for $27,500 of aggregate principal amount of New Secured Notes on October 31, 2016. The Company will use proceeds from the Revolving Credit Facility to make the redemption payment.

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
The Company’s pension plan asset portfolio as of September 30, 2016 and December 31, 2015 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company's New Secured Notes as of September 30, 2016 was estimated to be $153,901 compared to a carrying value of $204,519. The fair value of the Company's Secured Notes as of December 31, 2015 was estimated to be $160,662 compared to a carrying value of $210,000. The fair values for both the Secured Notes and New Secured Notes were determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
The fair value of the Company's Convertible Notes as of September 30, 2016 was estimated to be $25 compared to a carrying value of $41. The fair value of the Convertible Notes as of December 31, 2015 was approximately $21,966 compared to a carrying value of $57,500. The fair value of the Company's New Convertible Notes as of September 30, 2016, including the bifurcated embedded conversion option, was estimated to be $8,233 compared to a carrying value of $22,323. The fair values for both the Convertible Notes and New Convertible Notes, which fall within Level 3 of the fair value hierarchy, were determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Convertible Notes and New Convertible Notes.
The main inputs and assumptions into the fair value model for the New Convertible Notes at September 30, 2016 were as follows:

Company's stock price at the end of the period	$0.80
Expected volatility	79.70%
Credit spreads	65.75%
Risk-free interest rate	0.91%
Given the revolving nature and the variable interest rates, the Company has determined that the fair value of the Revolving Credit Facility approximates its carrying value.

Fair Value Measurements of Embedded Conversion Feature
The fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes was estimated to be $3,284 as of September 30, 2016. The estimated fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the New Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. The following reconciliation represents the change in fair value of the embedded conversion feature of the New Convertible Notes between December 31, 2015 and September 30, 2016:

Derivative liability for embedded conversion feature
Fair value as of December 31, 2015	$—
Fair value at issuance date	11,574
Settlement upon conversion into common stock	(721)
Mark-to-market adjustment on conversion feature(a)	(7,569)
Fair value as of September 30, 2016	$3,284
(a) Mark-to-market adjustment is recognized in unrealized gain on embedded debt conversion option in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2016.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At September 30, 2016, the Company had executed forward contracts that extend through 2016. The counterparty to these contracts is not considered a credit risk by the Company. At September 30, 2016 and December 31, 2015, the notional value associated with forward contracts was $770 and $3,080, respectively. The Company recorded, through cost of materials, realized and unrealized net losses of $3 for the three months ended September 30, 2016, realized and unrealized net gains of $31 for the nine months ended September 30, 2016, and realized and unrealized net losses of $252 and $706 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, all commodity hedge contracts were in a liability position. As of September 30, 2016, the Company had a letter of credit outstanding for $700 as collateral for the commodity hedge contracts.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total(a)
As of September 30, 2016
Derivative liability for commodity hedges	$—	$202	$—	$202
As of December 31, 2015
Derivative liability for commodity hedges	$—	$1,015	$—	$1,015
(a) As of September 30, 2016 and December 31, 2015 the entire derivative liability for commodity hedges of $202 and $1,015, respectively, are short-term and are included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets.

(9) Stockholders’ Equity (Deficit)
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
Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	September 30, 2016	December 31, 2015
Unrecognized pension and postretirement benefit costs, net of tax	$(15,817)	$(17,185)
Foreign currency translation losses	(17,133)	(16,636)
Total accumulated other comprehensive loss	$(32,950)	$(33,821)
Changes in accumulated other comprehensive loss by component for the three months ended September 30, 2016 and 2015 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2016	2015	2016	2015	2016	2015
Balance as of July 1,	$(16,273)	$(24,263)	$(20,100)	$(14,686)	$(36,373)	$(38,949)
Other comprehensive income (loss) before reclassifications	—	—	2,967	(2,941)	2,967	(2,941)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	456	670	—	—	456	670
Net current period other comprehensive income (loss)	456	670	2,967	(2,941)	3,423	(2,271)
Balance as of September 30,	$(15,817)	$(23,593)	$(17,133)	$(17,627)	$(32,950)	$(41,220)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the three month periods ended September 30, 2016 and 2015.
Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2016 and 2015 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2016	2015	2016	2015	2016	2015
Balance as of January 1,	$(17,185)	$(27,122)	$(16,636)	$(9,994)	$(33,821)	$(37,116)
Other comprehensive loss before reclassifications	—	—	(497)	(7,633)	(497)	(7,633)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	1,368	3,529	—	—	1,368	3,529
Net current period other comprehensive income (loss)	1,368	3,529	(497)	(7,633)	871	(4,104)
Balance as of September 30,	$(15,817)	$(23,593)	$(17,133)	$(17,627)	$(32,950)	$(41,220)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassification from accumulated other comprehensive loss for the nine month periods ended September 30, 2016 and 2015.

Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(50)	$4	$(150)	$(997)
Actuarial loss (b)	(406)	(674)	(1,218)	(2,532)
Total before tax	(456)	(670)	(1,368)	(3,529)
Tax effect	—	—	—	—
Total reclassifications for the period, net of tax	$(456)	$(670)	$(1,368)	$(3,529)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense. Prior service cost of $813 for pension curtailment is shown as restructuring expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2015. There was no pension curtailment expense in the three and nine months ended September 30, 2016 or the three months ended September 30, 2015.

(10) Share-based Compensation
The Company accounts for its share-based compensation arrangements by recognizing compensation expense for the fair value of the share awards granted ratably over their vesting period. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense and warehouse, processing and delivery expense. The total share-based compensation expense recognized for the three and nine months ended September 30, 2016 was $350 and $916, respectively, and $428 and $424 for the three and nine months ended September 30, 2015, respectively. The unrecognized compensation cost as of September 30, 2016 associated with all share-based payment arrangements is $2,087 and the weighted average period over which it is to be expensed is 1.3 years.
During the third quarter of 2016, the Company granted 304 non-vested shares to its non-employee directors pursuant to the Company's Non-Employee Director Compensation Plan. The non-vested shares had a weighted average grant date fair value of $1.47 per share. The grant date fair value of the non-vested shares is established using the market price of the Company's stock on the date of grant. The non-vested shares vest in full on the first anniversary of the date of grant.
On February 25, 2016, the Board of Directors of the Company approved the grant of 1,203 non-qualified stock options ("stock options") for executive officers under the Company’s 2016 Long-Term Compensation Plan (“2016 LTC Plan”). All stock options awarded under the 2016 LTC Plan are subject to the terms of the 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of July 27, 2016.
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
The weighted average grant date fair value of $1.12 per share for the options granted under the 2016 LTC Plan for executive officers was estimated using the Black-Scholes option-pricing model with the following assumptions:

2016
Expected volatility	61.8%
Risk-free interest rate	1.3%
Expected life (in years)	6.0
Expected dividend yield	—%

(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$112	$250	$336	$724
Interest cost	1,312	1,722	3,936	5,312
Expected return on assets	(2,035)	(2,494)	(6,105)	(7,128)
Amortization of prior service cost	50	(4)	150	184
Amortization of actuarial loss	406	674	1,218	2,532
Curtailment charge	—	—	—	3,080
Net periodic pension and postretirement benefit (credit) cost	$(155)	$148	$(465)	$4,704
Contributions paid	$—	$—	$—	$—
The Company anticipates making no significant cash contributions to its pension plans in 2016.
(12) Restructuring Activity
In April 2015, the Company announced a restructuring plan consisting of workforce reductions and the consolidation of more facilities in locations deemed to have redundant operations. In the nine months ended September 30, 2016, the Company incurred additional costs associated with the April 2015 restructuring plan which consisted of employee termination and related benefits, moving costs, professional fees and losses on the disposal of fixed assets. In addition, the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2016. Substantially all of the previously announced restructuring activities are complete.
In the first quarter of 2016, the Company closed its Houston and Edmonton facilities and sold all the equipment at these facilities to an unrelated third party. Restructuring activities associated with the strategic decision to close these facilities included employee termination and related benefits, lease termination costs, moving costs associated with exit from the closed facilities, and professional fees at the closed facilities.
As a result of its restructuring activities, the Company incurred the following restructuring expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Employee termination and related benefits	$267	$(987)	$945	$13,265
Lease termination costs	—	364	6,706	364
Moving costs associated with plant consolidations	52	1,733	4,447	2,334
Professional fees	593	94	1,323	1,690
Loss on disposal of fixed assets	—	—	1,253	—
Total	$912	$1,204	$14,674	$17,653

Restructuring reserve activity for the nine months ended September 30, 2016 is summarized below:

		Period Activity
	Balance January 1, 2016	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balance September 30, 2016
Employee termination and related benefits (a)	$8,301	$945	$(3,646)	$—	$5,600
Lease termination costs (b)(c)	232	6,706	(566)	(4,539)	1,833
Moving costs associated with plant consolidations	—	4,447	(4,447)	—	—
Professional fees	—	1,323	(1,323)	—	—
Disposal of fixed assets	—	1,253	2,703	(3,956)	—
Total	$8,533	$14,674	$(7,279)	$(8,495)	$7,433
(a) As of September 30, 2016, the short-term portion of employee termination and related benefits of $100 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term portion associated with the Company's withdrawal from a multi-employer pension plan of $5,500 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(b) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of September 30, 2016, the short-term portion of the lease termination costs of $125 is included in accrued and other current liabilities and the long-term portion of the lease termination costs of $1,708 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(c) In connection with the closure of the Company's Houston and Edmonton facilities, the Company agreed to sell its fixed assets and to a reduction in future proceeds from the sale of inventory in exchange for the assignment of its remaining lease obligations at its Houston facility resulting in a non-cash charge of $4,539 during the nine months ended September 30, 2016.
(13) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax (benefit) expense, which includes tax expense on the Company’s share of joint venture losses, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture.
For the three months ended September 30, 2016, the Company recorded income tax expense of $903 on pre-tax loss from continuing operations before equity in losses of joint venture of $17,359, for an effective tax rate of (5.2)%. For the three months ended September 30, 2015, the Company recorded income tax benefit of $629 on pre-tax loss from continuing operations before equity in losses of joint venture of $27,941, for an effective tax rate of 2.3%.
For the nine months ended September 30, 2016, the Company recorded income tax expense of $1,099 on pre-tax loss from continuing operations before equity in losses of joint venture of $79,096, for an effective tax rate of (1.4)%. For the nine months ended September 30, 2015, the Company recorded income tax benefit of $22,141 on pre-tax loss from continuing operations before equity in losses of joint venture of $113,536, for an effective tax rate of 19.5%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the nine months ended September 30, 2016 and 2015 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses and the impact of intraperiod allocations.
(14) Commitments and Contingent Liabilities
As of September 30, 2016, the Company had $8,088 of irrevocable letters of credit outstanding which primarily consisted of $5,000 for its warehouse in Janesville, Wisconsin, $700 for collateral associated with commodity hedges and $1,288 for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
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
(15) Subsequent Events
Special Redemption of Senior Secured Notes
On October 31, 2016, the Company issued an irrevocable notice of redemption with respect to $27,500 aggregate principal amount of its New Secured Notes. These New Secured Notes were redeemed on November 9, 2016, meeting the Special Redemption Condition set forth in the indenture governing the New Secured Notes.
Commitment for Senior Secured Term Loan Facilities
On November 1, 2016, and November 2, 2016, the Company entered into commitment letters with certain financial institutions in order to replace and repay any amounts outstanding under the Revolving Credit Facility, including cash collateralization of any undrawn letters of credit, and to provide access to additional working capital. Pursuant to the terms of the commitment letters, the new credit facilities will take the form of senior secured term loan facilities in an aggregate principal amount of $100,000. In connection therewith, commitments pursuant the Revolving Credit Facility will be terminated and liens granted to the collateral agent pursuant thereto will be released in full. The funding of the term loan facilities is subject to original issue discount in an amount equal to 3.0% of the full principal amount of the facilities. The facilities will bear interest at a rate of 11.0% per annum, and will mature in September 2018. The Company will be subject to certain financial covenants, consisting of (a) a minimum cash EBITDA level, (b) a minimum liquidity amount, and (c) a minimum working capital covenant.
Upon initial funding of the term loan facilities, the financial institutions will be issued warrants to purchase an aggregate of 5,000 shares of common stock of the Company, pro rata based on the principal amount of each financial institution’s commitment. The warrants will have exercise prices as follows: (a) 50% of the warrants will have an exercise price of $0.50 per share and will expire 18 months from the date of grant and (ii) the remaining 50% of the warrants will have an exercise price of $0.65 per share and will expire 18 months from the date of the grant.
A definitive agreement with respect to the term loan facilities, as required by the commitment letters, has not been executed and there can be no assurances that such agreement will be executed or as to the terms of such facilities, or that certain other conditions required by the commitment letters will be satisfied.
Shareholder Sale and Purchase of Company Common Stock
On November 3, 2016, one of the Company's shareholders, W. B. & Co., purchased all 4,631 shares of the Company's common stock owned by Raging Capital Master Fund, Ltd.
The future utilization of the Company's federal and state net operating losses is expected to be limited by Internal Revenue Service Section 382 due to this ownership change and others that occurred since the last ownership change that occurred in 2015. The impact of this limitation has not been quantified at this time; however, the Company has a full valuation allowance against its federal and state net operating losses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amounts in millions, except per share data
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our facility closures and organizational changes. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions.  These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions.  Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including our ability to effectively manage our operational initiatives and restructuring activities, the impact of volatility of metals prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, our ability to successfully complete the remaining steps in our strategic refinancing process, and the impact of our substantial level of indebtedness, as well as including those risk factors identified in Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.  All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above.  Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1 “Financial Statements (unaudited)”.

Executive Overview
A.M. Castle & Co., together with its subsidiaries, (the “Company”) is a specialty metals distribution company serving customers on a global basis. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries as well as general engineering applications.
In February 2016, the Company sold all of its inventory at its Houston and Edmonton facilities, which primarily serviced the energy market, to an unrelated third party and recognized net sales and cost of materials of $27.1 million. Subsequently, the Company sold all of its equipment at its Houston and Edmonton facilities and agreed to a reduction in future proceeds from the inventory sale in exchange for the assignment of its remaining lease obligations at its Houston facility, resulting in a non-cash charge of $4.5 million. The Company ceased operations at the Houston and Edmonton facilities in February 2016 and recorded restructuring expense of $7.5 million related to the closure of these facilities (including the previously discussed $4.5 million non-cash loss) in the nine months ended September 30, 2016. The sale of the assets and subsequent closure of the Houston and Edmonton facilities did not qualify as a discontinued operation under the authoritative accounting guidance.
On March 15, 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"), for $53.6 million in cash. The Company used the proceeds of the sale to repay indebtedness, pursuant to its previously announced plan to improve its capital structure. The sale of TPI, which resulted in pre-tax and after-tax gains of $2.0 million and $1.3 million, respectively, allows the Company to focus solely on its core metals business going forward. TPI is reflected in the accompanying Condensed Consolidated Financial Statements as a discontinued operation, and all the financial data in this filing has been recast to present TPI as a discontinued operation retrospectively for all periods presented.
In June 2016, the Company received an offer from its joint venture partner to purchase its ownership share in Kreher Steel Company, LLC ("Kreher") for an amount that was less than the current carrying value of the Company's investment in Kreher. The Company determined that this offer indicated that the Company may not be able to recover the full carrying amount of its investment and therefore, the Company recognized a $4.6 million other-than-temporary impairment charge in the second quarter of 2016 to reduce the carrying amount of the investment to the negotiated purchase price. In August 2016, the Company completed the sale of its ownership share in Kreher to its joint venture partner for aggregate cash proceeds of $31.6 million, which resulted in an insignificant loss on disposal. Because the sale of the Company's investment in Kreher is not considered to be a strategic shift that will have a major effect on the Company's operations and financial results, the results of Kreher through the date of sale are reflected within continuing operations in the Condensed Consolidated Financial Statements.
In the first half of 2016, the Company exchanged $204.5 million aggregate principal amount of 12.75% Senior Secured Notes due December 2016 for $204.5 million aggregate principal amount of new 12.75% Senior Secured Notes due December 2018. The Company also exchanged $57.5 million aggregate principal amount of 7.0% Convertible Notes due December 2017 for a combination of $23.8 million aggregate principal amount of 5.25% Convertible Notes due December 2019 and 7.9 million shares of the Company's common stock. These actions extended the maturity of substantially all of the Company's Senior Secured Notes and Convertible Notes on terms that greatly improved the Company's capital structure.

Results of Operations: Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth certain statement of operations data for the three months ended September 30, 2016 and 2015. Included in the operating results below is the closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Three Months Ended September 30,
	2016		2015		Favorable/(Unfavorable)
	$	% of Net Sales	$	% of Net Sales	$ Change	% Change

Net sales	$124.9	100.0%	$150.6	100.0%	$(25.7)	(17.1)%
Cost of materials (exclusive of depreciation and amortization)	92.4	74.0%	115.3	76.6%	22.9	19.9%
Operating costs and expenses(a)	41.1	32.9%	50.8	33.7%	9.7	19.1%
Operating loss	$(8.6)	(6.9)%	$(15.5)	(10.3)%	$6.9	44.5%
(a) Operating costs and expenses include $0.9 million and $1.2 million of restructuring expenses for the three months ended September 30, 2016 and 2015, respectively.
Net Sales
Net sales in the three months ended September 30, 2016 were $124.9 million, a decrease of $25.7 million, or 17.1%, compared to the three months ended September 30, 2015. The decrease in net sales was mainly due to a 9.6% decrease in tons sold per day to customers compared to the same period in the prior year, coupled with a 4.4% decrease in average selling prices. Impacting the decrease in net tons sold per day were sales attributable to the Company's Houston and Edmonton operations which were closed in February 2016. Excluding the tons sold from the Houston and Edmonton operations in the three months ended September 30, 2015, tons sold per day decreased 3.6% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The largest sales volume decreases in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were in alloy bar, SBQ bar, tubing products, and cold finished carbon, with sales volume increases in aluminum and carbon and alloy plate.
Downward pricing pressures resulting from historically high levels of foreign imports into the U.S. market, lower prices on products purchased from mills and inventory de-stocking practices by many competitors continue to have a negative impact on metals pricing. The Company posted a decrease in the price per ton sold of virtually all of its product categories as compared to the prior year quarter. An overall favorable product mix in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 partly offset the impact of the decrease in selling prices.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) in the three months ended September 30, 2016 was $92.4 million compared to $115.3 million in the three months ended September 30, 2015. The $22.9 million, or 19.9%, decrease is largely due to the decrease in sales volume in the three months ended September 30, 2016.
Cost of materials (exclusive of depreciation and amortization) was 74.0% of net sales in the three months ended September 30, 2016 compared to 76.6% of net sales in the three months ended September 30, 2015.

Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Favorable/(Unfavorable)
	2016	2015	$ Change	% Change
Warehouse, processing and delivery expense	$19.6	$25.9	$6.3	24.3%
Sales, general and administrative expense	16.8	18.0	1.2	6.7%
Restructuring expense	0.9	1.2	0.3	25.0%
Depreciation and amortization expense	3.8	5.7	1.9	33.3%
Total operating costs and expenses	$41.1	$50.8	$9.7	19.1%
Operating costs and expenses decreased by $9.7 million from $50.8 million in the three months ended September 30, 2015 to $41.1 million in the three months ended September 30, 2016.

•
Warehouse, processing and delivery expense decreased by $6.3 million mainly as a result of lower payroll and benefits costs, lower variable costs resulting from the decrease in sales activity as well as lower facility costs resulting from plant consolidations and the February 2016 closure of the Houston and Edmonton facilities;

•
Sales, general and administrative expense decreased by $1.2 million mainly as a result of lower payroll and benefits costs due to lower company-wide employee headcount, bad debt expense and outside consulting services, partly offset by higher incentive based compensation costs;

•	Restructuring expense of $0.9 million in the three months ended September 30, 2016 consisted mainly of professional fees and severance expense; and

•
Depreciation and amortization expense decreased by $1.9 million mainly as a result of the impairment of intangible assets recorded in the fourth quarter of 2015, as well as plant consolidations and closures, and equipment sales.

Operating loss in the three months ended September 30, 2016, including restructuring expense of $0.9 million, was $8.6 million compared to operating loss of $15.5 million, including $1.2 million of restructuring expense, in the same period last year.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $8.7 million in the three months ended September 30, 2016 compared to $10.2 million in the three months ended September 30, 2015. The decrease was primarily attributable to lower outstanding borrowings. Unrealized gain on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was $6.3 million for the three months ended September 30, 2016. There was no conversion option associated with the convertible debt requiring mark-to-market accounting in the three months ended September 30, 2015.
Other expense, comprised mostly of foreign currency transaction losses, was $6.3 million in the three months ended September 30, 2016 compared to $2.3 million in the same period last year. The unfavorable change in these transaction losses from the prior year period was partly related to unhedged intercompany financing arrangements.
The Company recorded an income tax expense of $0.9 million for the three months ended September 30, 2016 compared to an income tax benefit of $0.6 million for the same period last year. The Company’s effective tax rate is expressed as income tax (benefit) expense, which includes tax expense on the Company’s share of joint venture losses, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate for the three months ended September 30, 2016 and 2015 was (5.2)% and 2.3%, respectively. The higher effective tax rate in the three months ended September 30, 2016 resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to changes in valuation allowances positions in the U.S. and Canada, and the impact of intraperiod allocations.
In August 2016, the Company completed the sale of its interest in its joint venture for aggregate cash proceeds of $31.6 million. Equity in losses of joint venture in the three months ended September 30, 2016 was less than $0.1 million (refer to Note 5 - Joint Venture to the Condensed Consolidated Financial Statements). Equity in losses of the Company’s joint venture was $1.5 million in the three months ended September 30, 2015, which included a $1.8 million charge associated with the impairment of goodwill at the joint venture.

Loss from continuing operations for the three months ended September 30, 2016 was $18.3 million compared to a loss from continuing operations of $28.8 million for the three months ended September 30, 2015. Loss from discontinued operations, net of income taxes, was $1.7 million for the three months ended September 30, 2016, which resulted from the settlement of the final working capital of TPI. Income from discontinued operations, net of income taxes, was $1.0 million for the three months ended September 30, 2015.
Net loss for the three months ended September 30, 2016 was $20.0 million. Net loss for the same period in the prior year, which includes income from discontinued operations (net of income taxes) of $1.0 million, was $27.8 million.

Results of Operations: Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table sets forth certain statement of operations data for the nine months ended September 30, 2016 and 2015. Included in the operating results below is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Nine Months Ended September 30,
	2016		2015		Favorable/(Unfavorable)
	$	% of Net Sales	$	% of Net Sales	$ Change	% Change

Net sales	$419.4	100.0%	$505.4	100.0%	$(86.0)	(17.0)%
Cost of materials (exclusive of depreciation and amortization)(a)	323.8	77.2%	411.8	81.5%	88.0	21.4%
Operating costs and expenses(b)	142.4	34.0%	172.3	34.1%	29.9	17.4%
Operating loss	$(46.8)	(11.2)%	$(78.7)	(15.6)%	$31.9	40.5%
(a) Cost of materials includes $0.5 million and $22.3 million of inventory scrapping expenses associated with restructuring activity for the nine months ended September 30, 2016 and 2015, respectively.
(b) Operating costs and expenses include $14.7 million and $17.7 million of restructuring expenses for the nine months ended September 30, 2016 and 2015, respectively. Also included in the nine months ended September 30, 2015 was a $5.6 million gain from the sale of an operating facility.
Net Sales
Net sales in the nine months ended September 30, 2016 were $419.4 million, a decrease of $86.0 million, or 17.0%, compared to the nine months ended September 30, 2015. The decrease in net sales was mainly attributable to a 15.6% decrease in tons sold per day to customers compared to the same period in the prior year and a 6.8% decrease in average selling prices, offset by a favorable product mix and the impact of the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities to an unrelated third party in the first quarter of 2016. The sale of this inventory, which was sold at a zero gross profit margin, was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations.
Compared to the nine months ended September 30, 2015, sales volumes in the nine months ended September 30, 2016 decreased on virtually all products, with tubing, SBQ bar and alloy bar products having the most significant declines in sales volumes in the period. The closure of the Company's Houston and Edmonton facilities in February 2016 also led to decreased sales volume as the tons sold from these locations, which primarily were sold to oil and gas customers, were not replaced by subsequent sales out of another of the Company's service centers.
Downward pricing pressures in the nine months ended September 30, 2016 resulted in lower average selling prices on all of the products the Company sells compared to the nine months ended September 30, 2015. Lower pricing on high volumes of foreign metal imports and de-stocking by many of the Company's competitors caused the Company to lower prices in order to remain competitive. The most significant average selling price decreases of 8% to 18% on many of the Company's highest selling products by volume drove the 6.8% decrease in average selling prices in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 with a partial offset from favorable product mix.

Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during the nine months ended September 30, 2016 was $323.8 million compared to $411.8 million during the nine months ended September 30, 2015. The $88.0 million, or 21.4%, decrease is largely due to the decrease in sales volume during the nine months ended September 30, 2016, partly offset by the $27.1 million of cost of materials recognized on the sale of all inventory at the Company's Houston and Edmonton facilities in the nine months ended September 30, 2016, as discussed above. Included in cost of materials in the nine months ended September 30, 2015 is a $22.3 million restructuring charge related to the write-down of aged and excess inventory compared to a restructuring charge of $0.5 million for the nine months ended September 30, 2016.
Cost of materials (exclusive of depreciation and amortization) was 77.2% as a percent of net sales in the nine months ended September 30, 2016, compared to 81.5% as a percent of net sales for the comparative prior year period.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,		Favorable/(Unfavorable)
	2016	2015	$ Change	% Change
Warehouse, processing and delivery expense	$63.7	$76.8	$13.1	17.1%
Sales, general and administrative expense	51.5	60.3	8.8	14.6%
Restructuring expense	14.7	17.7	3.0	16.9%
Depreciation and amortization expense	12.5	17.5	5.0	28.6%
Total operating costs and expenses	$142.4	$172.3	$29.9	17.4%
Operating costs and expenses decreased by $29.9 million from $172.3 million during the nine months ended September 30, 2015 to $142.4 million during the nine months ended September 30, 2016.

•
Warehouse, processing and delivery expense, excluding a gain on sale of facility of $5.6 million recorded during the nine months ended September 30, 2015, decreased by $18.7 million as a result of lower payroll and benefits costs, lower variable costs resulting from the decrease in sales activity, and lower facility costs resulting from plant consolidations and the February 2016 closure of the Houston and Edmonton facilities;

•
Sales, general and administrative expense decreased by $8.8 million mainly as a result of lower payroll and benefits costs and non-restructuring related executive severance costs incurred in the prior year period;

•
Restructuring expense of $14.7 million in the nine months ended September 30, 2016 consisted mainly of lease termination charges associated with the closure of the Company's Houston and Edmonton facilities, as well as moving expenses associated with the plant consolidations related to the April 2015 restructuring plan; and

•
Depreciation and amortization expense decreased by $5.0 million mainly as a result of the impairment of intangible assets recorded in the fourth quarter of 2015, as well as plant consolidations and closures, and equipment sales.

Operating loss in the nine months ended September 30, 2016, including restructuring charges of $14.7 million and inventory scrapping expense associated with restructuring activities of $0.5 million, was $46.8 million compared to an operating loss of $78.7 million, including restructuring-related inventory scrapping expense of $22.3 million, restructuring charges of $17.7 million and the $5.6 million gain on sale of facility, in the same period in the prior year.

Other Income and Expense, Income Taxes and Net Loss
Interest expense was $28.7 million in the nine months ended September 30, 2016 compared to $30.3 million in the nine months ended September 30, 2015. Unrealized gain on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was $7.6 million for the nine months ended September 30, 2016. There was no conversion option associated with the convertible debt requiring mark-to-market accounting in the nine months ended September 30, 2015.
Debt restructuring costs of $6.6 million in the nine months ended September 30, 2016 reflect $7.1 million of eligible holder consent fees and related legal and other direct costs incurred in conjunction with the Exchange Offer, partly offset by a $0.5 million gain resulting from the Convertible Note Exchange and the subsequent conversion of New Convertible Notes to equity.
Other expense, comprised mostly of foreign currency transaction losses, was $4.6 million in the nine months ended September 30, 2016 compared to $4.5 million for the same period in the prior year. These losses are primarily related to unhedged intercompany financing arrangements.
The Company recorded an income tax expense of $1.1 million for the nine months ended September 30, 2016 compared to an income tax benefit of $22.1 million for the same period last year. The Company’s effective tax rate is expressed as income tax (benefit) expense, which includes tax expense on the Company’s share of joint venture losses, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate for the nine months ended September 30, 2016 and 2015 was (1.4)% and 19.5%, respectively. The lower effective tax rate for the nine months ended September 30, 2016 resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to changes in valuation allowance positions in the U.S. and Canada, and the impact of intraperiod allocations.
Equity in losses of the Company’s joint venture was $4.2 million in the nine months ended September 30, 2016, compared to equity in losses of joint venture of $0.1 million in the same period last year. In August 2016, the Company completed the sale of its joint venture for aggregate cash proceeds of $31.6 million. Included in the equity in losses of the Company's joint venture in the nine months ended September 30, 2016 was an impairment charge of $4.6 million related to the write-down of the Company's investment in joint venture to fair value (refer to Note 5 - Joint Venture to the Condensed Consolidated Financial Statements). Equity in losses of joint venture for the prior year period included a $1.8 million charge associated with the impairment of goodwill at the joint venture.
Loss from continuing operations for the nine months ended September 30, 2016 was $84.4 million compared to a loss from continuing operations of $91.5 million for the nine months ended September 30, 2015. Income from discontinued operations, net of income taxes, was $6.2 million for the nine months ended September 30, 2016 compared to income from discontinued operations, net of income taxes, of $2.3 million for the nine months ended September 30, 2015. Income from discontinued operations, net of income taxes, for the nine months ended September 30, 2016 includes an after-tax gain on the sale of TPI of $1.3 million and an income tax benefit of $4.2 million from the reversal of an income tax valuation allowance.
Net loss for the nine months ended September 30, 2016, which includes income from discontinued operations (net of income taxes) of $6.2 million, was $78.1 million. Net loss for the same period in the prior year, which includes income from discontinued operations (net of income taxes) of $2.3 million, was $89.2 million.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(17.6)	$(6.4)
Net cash from investing activities	85.5	2.3
Net cash (used in) from financing activities	(68.7)	8.0
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.4)
Net change in cash and cash equivalents	$(1.1)	$3.5

The Company’s principal sources of liquidity are cash provided by operations and available revolver borrowing capacity to fund working capital needs and growth initiatives. Specific components of the change in working capital are highlighted below:

•
During the nine months ended September 30, 2016, higher accounts receivable compared to year-end 2015 resulted in $5.1 million of cash flow use compared to $18.3 million of cash flow source for the same period last year. Average receivable days outstanding was 53.8 days for the nine months ended September 30, 2016 compared to 53.4 days for the nine months ended September 30, 2015.

•
During the nine months ended September 30, 2016, lower inventory levels compared to year-end 2015 provided $34.8 million of cash flow source, while lower inventory levels at September 30, 2015 compared to year-end 2014 were a $43.8 million cash flow source for the nine months ended September 30, 2015. The majority of the cash flow source from inventory in the nine months ended September 30, 2016 was the result of the Houston and Edmonton inventory sale discussed above. Average days sales in inventory was 172.7 days for the nine months ended September 30, 2016 compared to 228.0 days for the nine months ended September 30, 2015, which resulted primarily from the Houston and Edmonton inventory sale and improved inventory management.

•
During the nine months ended September 30, 2016, increases in accounts payable and accrued and other current liabilities were a $14.6 million cash flow source compared to a $22.9 million cash flow source for the same period last year. Accounts payable days outstanding was 44.5 days for the nine months ended September 30, 2016 compared to 43.7 days for the same period last year.

Net cash from investing activities of $85.5 million during the nine months ended September 30, 2016 is mainly attributable to cash proceeds from the sale of TPI and the sale of the Company's 50% ownership in Kreher. Cash paid for capital expenditures for the nine months ended September 30, 2016 was $2.4 million, a decrease of $2.1 million from the same period last year. Management expects capital expenditures to range from $3.0 million to $4.0 million for the full-year 2016.
All available proceeds from the sale of TPI and Kreher were used to pay down the Company's long-term debt, which along with the $8.7 million payment of debt restructuring costs, resulted in net cash used in financing activities of $68.7 million during the nine months ended September 30, 2016.
In connection with the Exchange Offer completed in February 2016 and subsequent secured note exchanges, the Company issued $204.5 million aggregate principal amount of New Secured Notes. On August 1, 2016, the Company issued a notice of redemption with respect to the remaining outstanding Secured Notes and deposited $5.6 million with the trustee (representing the aggregate principal amount plus accrued and unpaid interest to the August 31, 2016 redemption date) to effect a satisfaction and discharge of the indenture governing the Secured Notes.
The Company also completed the Convertible Note Exchange during the first half of 2016. Supporting Holders holding $57.5 million aggregate principal amount of Convertible Notes exchanged their Convertible Notes for an aggregate of 7.9 million shares of the Company's common stock and $23.8 million aggregate principal amount of New Convertible Notes.
In June 2016, the Company entered into an amendment to its Revolving Credit Facility that reduced the aggregate commitments under the Revolving Credit Facility from $125,000 to $100,000. The amendment also imposed an availability block that decreased availability under the Revolving Credit Facility by $17,500 initially. The availability block is subject to reduction if the Company’s ratio (as defined in the Revolving Credit Facility Loan and Security Agreement) of EBITDA to fixed charges (the “Fixed Charge Coverage Ratio”) is at least 1.0 to 1.0 for certain specified periods. As a result of these items, along with the sale of certain assets, the Company's current maximum borrowing capacity has decreased from $96.2 million at December 31, 2015 to $54.5 million at September 30, 2016.
Under the Revolving Credit Facility Loan and Security Agreement, the maximum borrowing capacity of the Revolving Credit Facility is based on the Company's borrowing base calculation. The weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 55.2% on eligible inventory.
The Company's Revolving Credit Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.1 to 1.0 when excess availability is less than the greater of 10% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $10 million. In addition, if excess availability is less than the greater of 12.5% of the calculated borrowing base (as defined in the Revolving Credit Facility Loan and Security Agreement) or $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Revolving Credit Agreement (“Cash Dominion”). The Company's Fixed Charge Coverage Ratio was negative for the twelve months ended September 30, 2016. At this ratio, the Company's current maximum borrowing capacity would be $54.5 million before triggering Cash Dominion. The Revolving Credit Facility matures on December 10, 2019 (or 91 days prior to the maturity date of the Company's Secured Notes or Convertible Notes if they have not been refinanced at that time).
Additional unrestricted borrowing capacity under the Revolving Credit Facility at September 30, 2016 was as follows:

Maximum borrowing capacity	$93.9
Minimum excess availability before triggering Cash Dominion	(12.5)
Letters of credit and other reserves	(9.4)
Availability reserve	(17.5)
Current maximum borrowing capacity	54.5
Current borrowings	(12.5)
Additional unrestricted borrowing capacity	$42.0
As part of the Company's refinancing of its Secured Notes, it agreed to make Special Redemptions using Designated Asset Sales Proceeds (refer to Note 7 - Debt to the Condensed Consolidated Financial Statements). Pursuant to the indenture governing the New Secured Notes, Special Redemptions of not less than $27.5 million of aggregate principal amount of the New Secured Notes must be made on or prior to October 31, 2016, subject to a penalty equal to 4.0% of the outstanding principal, payable in cash and/or stock, in which case the maturity date of the New Secured Notes will be September 14, 2017. On October 31, 2016, the Company issued an irrevocable notice of redemption for $27.5 million of aggregate principal amount of the New Secured Notes to satisfy the Special Redemption requirement. The Company will use proceeds from the Revolving Credit Facility to make the Special Redemption payment, which will have a corresponding decrease in the Company's unrestricted borrowing capacity.
The Revolving Credit Facility matures on December 10, 2019 (or 91 days prior to the maturity date of the Company's Secured Notes or Convertible Notes if they have not been refinanced at that time).
The Company currently expects that it will have sufficient access to cash flows to continue as a going concern, to fund its ongoing capital expenditure programs and meet its debt obligations, including interest payments, for at least the next twelve months. However, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by ongoing refinancing efforts and the restructuring activities taken that streamlined the Company’s organizational structure, lowered operating costs and increased liquidity. These plans also rely on the Company securing additional financing, achieving its sales targets, continuing to reduce operating costs and managing its working capital to increase liquidity. If the Company’s efforts to manage working capital and improve operating results are not successful, the Company may not have sufficient cash flows to continue as a going concern.
With the completion of the Exchange Offer and Convertible Notes Exchange, the Company has extended the maturity of a substantial portion of its long-term debt for up to two years. The sale of TPI, the sale of the Company's ownership in Kreher, and the sale of the Company's Houston and Edmonton inventory provided liquidity which was used to pay down long-term debt and resulted in a $53.6 million reduction in the Company's revolver balance during the nine months ended September 30, 2016. The Company plans to further improve liquidity through continued reductions in inventory, ongoing refinancing efforts and possible future strategic sales of under-performing assets. Furthermore, the Company has available borrowing capacity under the asset-based Revolving Credit Facility, as described above.
Through its ongoing restructuring and refinancing efforts, the Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company's overall capitalization. Cash and cash equivalents at September 30, 2016 were $10.0 million, and the Company had $42.0 million of additional unrestricted borrowing capacity under its Revolving Credit Facility prior to the reduction for the Special Redemption payment of $27.5 million. Approximately $1.7 million of the Company’s consolidated cash and cash equivalents balance resides in the United States. As foreign earnings are permanently reinvested, availability under the Company’s Revolving Credit Facility would be used to fund operations in the United States as the need arises in the future.

Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	September 30,	December 31,	Working Capital
	2016	2015	Increase (Decrease)
Working capital	$188.6	$256.4	$(67.8)
Cash and cash equivalents	10.0	11.1	(1.1)
Accounts receivable	76.9	73.2	3.7
Inventories	179.4	216.1	(36.7)
Accounts payable	51.9	45.6	(6.3)
Accrued and other current liabilities	37.4	28.1	(9.3)
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short-term and long-term debt, divided by the sum of total debt and stockholders’ equity. Total debt to total capitalization was 105.7% at September 30, 2016 and 87.1% at December 31, 2015. Over the long-term, the Company plans to improve its total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations as well as the strategic sale of under-performing assets to repay outstanding debt. As and when permitted by the terms of the agreements governing the Company's outstanding indebtedness, depending on market conditions, the Company may decide in the future to refinance, redeem or repurchase its debt and take other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet.
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below:

2016 (remaining three months)(a)	$27.6
2017	0.1
2018	177.0
2019(b)	34.8
2020	—
2020 and beyond	—
Total debt	$239.5
(a) Amount includes Special Redemption payment of $27.5 million of aggregate principal amount of the New Secured Notes. The terms of the New Secured Notes require, among other things, a notice of redemption with respect to this Special Redemption to be issued on or prior to October 31, 2016, in order to extend the maturity date of the New Secured Notes to December 15, 2018. On October 31, 2016, the Company issued an irrevocable notice of redemption for $27.5 million of aggregate principal amount of the New Secured Notes to satisfy the Special Redemption Condition. Refer to Note 7 - Debt to the Condensed Consolidated Financial Statements.
(b) Amount includes outstanding balance of $12.5 million under the Company's Revolving Credit Facility as of September 30, 2016 which can fluctuate. The maturity date presented above is based on the December 15, 2019 maturity date of the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility may become due sooner than the December 15, 2019 maturity date as described in Note 7 - Debt to the Condensed Consolidated Financial Statements.
As of September 30, 2016, the Company had $8.1 million of irrevocable letters of credit outstanding, which primarily consisted of $5.0 million for its new warehouse in Janesville, Wisconsin, $0.7 million for collateral associated with commodity hedges and $1.3 million for compliance with the insurance reserve requirements of its workers’ compensation insurance program.
On November 1, 2016, and November 2, 2016, the Company entered into commitment letters with certain financial institutions in order to replace and repay any amounts outstanding under the Revolving Credit Facility, including cash collateralization of any undrawn letters of credit, and to provide access to additional working capital. Pursuant to the terms of the commitment letters, the new credit facilities will take the form of senior secured term loan facilities in an aggregate principal amount of $100.0 million. Commitments pursuant to the existing Revolving Credit Facility will be terminated, and liens granted to the collateral agent will be released in full. The funding of the term loan facilities is subject to original issue discount in an amount equal to 3.0% of the full principal amount of the facilities. The facilities will bear interest at a rate of 11.0% per annum, and will mature in September 2018. The commitment letters also allow the Company to secure up to $12.0 million of financing through its foreign subsidiaries, subject to certain conditions. The Company expects to close on the term loan facilities in the fourth quarter of 2016.

As noted above, the availability block and other restrictions significantly reduce the Company’s unrestricted borrowing capacity under the Revolving Credit Facility. The term loan facilities are expected to provide the Company with greater liquidity than the Revolving Credit Facility that they will replace. The Company will be subject to certain financial covenants, consisting of (a) a minimum cash EBITDA level, (b) a minimum liquidity amount, and (c) a minimum working capital covenant.
A definitive agreement with respect to the term loan facilities, as required by the commitment letters, has not been executed and there can be no assurances that such agreement will be executed or as to the terms of such facilities, or that certain other conditions required by the commitment letters will be satisfied.
On October 19, 2016, the Company received written notice from the New York Stock Exchange (the “NYSE”) that it was not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual. The Company was considered below criteria established by the NYSE for continued listing because the average closing price of its common stock was less than $1.00 per share over a consecutive 30 trading-day period.

In accordance with applicable NYSE procedures, the Company notified the NYSE of its intention to cure this noncompliance. In accordance with the NYSE rules, the Company has six months from the date of receipt of the notice to achieve compliance with the continued listing standards of Section 802.01C. The Company can regain compliance at any time during the six-month cure period if the Company’s common stock has a closing share price of at least $1.00 per share on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month.
As previously disclosed, the Company received written notice from the NYSE on January 21, 2016 that it was not in compliance with the continued listing standards related to the maintenance of a minimum level of stockholders' equity and average market capitalization as set forth in Section 802.01B of the NYSE Listed Company Manual. The Company is currently implementing its plan to return to conformity with the relevant standards required in Section 802.01B within the 18-month period allowed by the NYSE.
The Company is actively monitoring the price of its common stock and will consider available options to resolve the deficiency and achieve compliance with Rule 802.01C. The Company's common stock will continue to be listed and traded on the NYSE during the cure period, subject to compliance with the NYSE's other applicable continued listing standards.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1A.     Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, which was filed with the Securities and Exchange Commission on March 16, 2016, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

A. M. Castle & Co.
(Registrant)
Date:	November 9, 2016	By:	/s/ Paul Schwind
Paul Schwind
Corporate Controller & Chief Accounting Officer
(Mr. Schwind has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
3.1
Amended and Restated Bylaws of A.M. Castle & Co., as adopted on November 3, 2016. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2016. Commission File No. 1-05415

10.1
Unit Purchase Agreement, dated August 7, 2016, by and between A.M. Castle & Co. and Duferco Steel, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2016. Commission File No. 1-05415

10.2
Settlement Agreement dated November 3, 2016, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, Allan J. Young, and Richard N. Burger. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2016. Commission File No. 1-05415

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