Form 10-K
period 2016-12-31
CASTLE A M & CO
filed 2017-04-07
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Commission File Number: 1-5415

A. M. CASTLE & CO.
(Exact name of registrant as specified in its charter)

Maryland	36-0879160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1420 Kensington Road, Suite 220, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 455-7111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.01 par value	OTCQB® Venture Market
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $34,364,029.
The number of shares outstanding of the registrant’s common stock on March 24, 2017 was 32,482,533 shares.

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
Business and Markets
Company Overview
The Company is a specialty metals distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers. The Company's customers are principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
In March 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"). Prior to the sale of TPI, the Company had two reportable business segments, Metals and Plastics. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable business segment, Metals.
The Company’s corporate headquarters is located in Oak Brook, Illinois. As of December 31, 2016, the Company operates out of 21 service centers located throughout North America (16), Europe (3) and Asia (2). The Company's service centers hold inventory and process and distribute products to both local and export markets.
Industry and Markets
Service centers act as supply chain intermediaries between primary producers, which deal in bulk quantities in order to achieve economies of scale, and end-users in a variety of industries that require specialized products in significantly smaller quantities and forms. Service centers also manage the differences in lead times that exist in the supply chain. While original equipment manufacturers (“OEM”) and other customers often demand delivery within hours, the lead time required by primary producers can be as long as several months. Service centers provide value to customers by aggregating purchasing, providing warehousing and distribution services to meet specific customer needs, including demanding delivery times and precise metal specifications, and by providing value-added metals processing services.
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
The Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, nickel, stainless steel, carbon and titanium. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, the Company's service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, CNC machinery, and sheet shearing and cut-to-length equipment. Various specialized fabrications are also performed for customers through pre-qualified subcontractors that thermally process, turn, polish, cut-to-length and straighten alloy and carbon bar.
Procurement
The Company purchases metals from many producers. Material is purchased in large lots and stocked at its service centers until sold, usually in smaller quantities and typically with some value-added processing services performed. The Company’s ability to provide quick delivery of a wide variety of specialty metals products, along with its processing capabilities and supply chain management solutions, allows customers to lower their own inventory investment by reducing their need to order the large quantities required by producers and their need to perform additional material processing services. Some of the Company’s purchases are covered by long-term contracts and commitments, which generally have corresponding customer sales agreements.
Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as purchases from other distributors or direct mill shipments to customers. Deliveries are made principally by the Company’s fleet contracted through third party logistics providers. Common carrier delivery is used in areas not serviced directly by the Company’s fleet. The Company’s broad network of locations provides same or next-day delivery to most of their markets, and two-day delivery to substantially all of the remaining markets.
Customers
The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. The customer base includes many Fortune 500 companies as well as thousands of medium- and smaller-sized firms.
For information on the Company's net sales by geographic area, see Note 14 - Segment Reporting within the notes to the Company's Consolidated Financial Statements appearing elsewhere in this annual report on Form 10-K.
Employees
As of December 31, 2016, the Company had 908 full-time employees. Of these full-time employees, 123 were represented by the United Steelworkers of America under collective bargaining agreements.

Joint Venture
The Company held a 50% joint venture interest in Kreher Steel Company, LLC (“Kreher”), a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois, until the Company sold its ownership share to its joint venture partner in August 2016. The Company’s equity in the earnings (losses) of this joint venture is reported separately in the Company’s Consolidated Statements of Operations and Comprehensive Loss. For information on the Company's sale of its ownership share of Kreher, see Note 3 - Joint Venture within the notes to the Company's Consolidated Financial Statements appearing elsewhere in this annual report on Form 10-K.
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
We have substantial debt service obligations. As of December 31, 2016, we had approximately $298.9 million of total debt outstanding, excluding capital lease obligations of $0.1 million, all of which is secured. The debt outstanding, in order of priority, was comprised of $99.5 million of borrowings against our new 11.0% secured credit facilities due 2018 (the “Credit Facilities”), $177.0 million aggregate principal amount of 12.75% Senior Secured Notes due 2018 (the "New Secured Notes"), $22.3 million aggregate principal amount of 5.25% Senior Secured Convertible Notes due 2019 (the "New Convertible Notes"), and approximately $0.1 million aggregate principal amount of 7.0% Convertible Notes due 2017 (the "Convertible Notes"). In December 2016, we entered into the Credit Facilities with certain financial institutions in order to replace and repay outstanding borrowings and support the continuance of letters of credit under our former senior secured asset-based revolving credit facility. The Credit Facilities are in the form of senior secured first lien term loan facilities in an aggregate principal amount of up to $112.0 million. The Credit Facilities consist of a $75.0 million initial term loan facility funded at closing and a $37.0 million delayed-draw term loan facility (the “Delayed Draw Facility”). Under the Delayed Draw Facility, $24.5 million was available in December 2016 and $12.5 million is expected to become available in June 2017 or thereafter. In December 2016, we borrowed the $24.5 million of the Delayed Draw Facility available in accordance with its terms.

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
We expect to obtain the funds to pay our expenses and to satisfy our debt obligations from our operations and available resources under the Credit Facilities. Our ability to meet our expenses and make these principal and interest payments as they come due, therefore, depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our anticipated revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives which could have an adverse effect on our financial condition or liquidity.
We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our total outstanding debt under our New Secured Notes, New Convertible Notes, Convertible Notes, and Credit Facilities has an aggregate principal amount of $298.9 million as of December 31, 2016. Through September 2018, when our Credit Facilities borrowings presently become due, our debt service obligations on such debt will be primarily limited to interest payments. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
Our principal sources of liquidity are cash flows from operations and availability under our Credit Facilities.  We currently plan that we will have sufficient cash flows from our operations to continue as a going concern, however, these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring activities we completed in 2015 and 2016, which streamlined our organizational structure, lowered operating costs and increased liquidity. Continued losses from operations and insufficient cash flow from operations in the future could have a material adverse effect on our liquidity and financial condition and could raise substantial doubt about our ability to continue as a going concern.
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
Our debt agreements impose, and future debt agreements may impose, operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness unless certain financial tests are satisfied, or issue disqualified capital stock;

•	pay dividends, redeem subordinated debt or make other restricted payments;

•	make certain investments or acquisitions;

•	issue stock of subsidiaries;

•	grant or permit certain liens on our assets;

•	enter into certain transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets;

•	incur dividend or other payment restrictions affecting certain of our subsidiaries;

•	transfer, sell or acquire assets, including capital stock of our subsidiaries; and

•	change the business we conduct.
These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, in certain circumstances, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and may not be able to continue our operations as planned.
Our future operating results are impacted by the volatility of the prices of metals, which could cause our results to be adversely affected.
The prices we pay for metal raw materials and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import duties and other trade restrictions and currency fluctuations. To the extent metal prices decline, we would generally expect lower sales, pricing and possibly lower operating income. Depending on the timing of the price changes and to the extent we are not able to pass on to our customers any increases in our metal raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain provisions of our debt instruments, as well as result in us incurring impairment charges.
We may not achieve all of the expected benefits from our restructuring and performance enhancement initiatives.
In April 2015, we announced an operational restructuring plan that was completed in May 2016. The organizational changes completed as part of this most recent restructuring plan included workforce reductions and the consolidations of facilities in locations deemed to have redundant operations. The consolidations and organizational changes were part of our plan to streamline the organizational structure, lower structural operating costs, and increase liquidity. With regards to our most recent restructuring plan, as well as previous restructuring plans completed in 2013 and 2014, we have made certain assumptions in estimating the anticipated impact of these restructuring and performance enhancement initiatives. These assumptions may turn out to be incorrect due to a variety of factors. In addition, our ability to realize the expected benefits from these initiatives is subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. Some of our cost saving measures may not have the impact on our operating profitability that we currently project. If we are unsuccessful in implementing these initiatives or if we do not achieve our expected results, our results of operations and cash flows could be materially adversely affected.

We are continuing to evaluate various additional restructuring and strategic alternatives designed to further reduce long-term debt and cash interest obligations, the timing and outcome of which are highly uncertain and could be dilutive to the holders of our outstanding equity securities and adversely affect the trading prices and values of our current debt and equity securities.
We believe that reduction in our long-term debt and cash interest obligations would strengthen our financial position and flexibility and therefore remains a key near-term financial objective. Accordingly, we expect to continue to explore, evaluate and implement various restructuring and strategic alternatives, whether through seeking additional capital, restructuring or refinancing our indebtedness, debt repurchases, exchanges of existing debt securities for new debt securities and exchanges or conversions of existing debt securities for new equity securities, or other options. The timing and outcome of these efforts currently is highly uncertain. One or more of these alternatives could potentially be consummated without the consent of any one or more of our current security holders and, if consummated, could be dilutive to the holders of our outstanding equity securities and adversely affect the trading prices and values of our current debt and equity securities.
Our common stock was delisted in early 2017 by the New York Stock Exchange (the "NYSE") for failing to satisfy the NYSE continued listing standards, and our common stock is now traded on the OTCQB® Venture Market (the "OTCQB"), which could have an adverse impact on the market price and liquidity of our common stock and could involve additional risks compared to being listed on a national securities exchange.
On December 6, 2016, we were notified by the NYSE that it had determined to commence proceedings to delist our common stock from the NYSE as a result of our failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for our common stock. The NYSE also suspended the trading of our common stock at the close of trading on December 6, 2016. On January 4, 2017, the NYSE filed a Form 25 with the SEC to delist the Company from the NYSE. Such delisting became effective on January 17, 2017.
While we had the ability to appeal the decision by the NYSE, our Board of Directors determined that it was in our best interest and the best interest of our shareholders to begin trading on the over-the-counter (the "OTC") market following the suspension of trading of our common stock. On December 7, 2016, our common stock immediately began trading on the OTCQB, which is operated by OTC Markets Group Inc., under the symbol “CASL”.
The trading of our common stock in the OTC market rather than NYSE may negatively impact the trading price of our common stock and the levels of liquidity available to our shareholders. Securities traded in the OTC market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, or parties with whom we have business relationships.
Because our common stock trades on the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.
Holders of our Senior Secured Convertible Notes (the "New Convertible Notes") can require us to repurchase their New Convertible Notes following a fundamental change, which includes, among other things, the acquisition of more than 50% of our outstanding voting power by a person or group. We may not have sufficient funds to satisfy such cash obligations.
As of December 31, 2016, we had approximately $22.3 million of aggregate principal amount outstanding under the New Convertible Notes. The New Convertible Notes bear cash interest semiannually at a rate of 5.25% per year, and mature on December 30, 2019. Upon the occurrence of a fundamental change (as defined in the indenture for the New Convertible Notes), which includes the acquisition of more than 50% of our outstanding voting power by a person or group, we may be required to repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the New Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under the New Convertible Notes, which in turn could constitute an event of default under our other outstanding indebtedness, thereby potentially resulting in the acceleration of certain of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.
The exercise of our outstanding warrants for common stock and the conversion of our New Convertible Notes into common stock will dilute the ownership interest of our existing shareholders.
Any issuance by us of our common stock upon exercise of our outstanding warrants or conversion of our New Convertible Notes will dilute the ownership interest of our existing shareholders. In addition, any such issuance of common stock could have a dilutive effect on our net income per share to the extent that the average stock price during the period is greater than the conversion prices and exercise prices of the New Convertible Notes and warrants, respectively. Furthermore, any sales in the public market of our common stock upon exercise of the warrants or sales in the public market of our common stock issuable upon conversion of the New Convertible Notes could adversely affect prevailing market prices of our common stock.
We service industries that are highly cyclical, and any downturn in our customers’ industries could reduce our revenue and profitability.
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers' industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. Historically, we have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, oil and gas, heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sectors of the North American economy. In 2015, the downturn in the oil and gas sector had a significant impact on our financial results as sales to customers which operate in that market were significantly lower than they had been previously. In February 2016, we announced the sale of all inventory from our Houston and Edmonton facilities that primarily serviced the oil and gas sector. With this sale and the subsequent closure of the Houston and Edmonton facilities, we significantly lowered our exposure to oil-related market fluctuations. Going forward, we will be primarily focused on two key industries, aerospace and industrial.
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
We have a significant amount of long-lived assets. We review the recoverability of long-lived assets whenever significant events or changes occur which might impair the recovery of recorded costs, making certain assumptions regarding future operating performance. The results of these calculations may be affected by the current demand and any decline in market conditions for our products, as well as interest rates and general economic conditions. If impairment is determined to exist, we will incur impairment losses, which may have an adverse effect on our operating results.
Our ability to use our net operating loss carryforwards (NOLs) may be limited.
We have incurred substantial losses since 2008. We may not generate future taxable income so that we can use our available net operating loss carryforwards, or NOLs, as an offset. As of December 31, 2016, we had U.S. federal NOLs of $197.9 million. The $197.9 million in U.S. federal NOLs will expire in various years beginning with 2032. We have determined that an ownership shift of greater than fifty percent occurred in 2015. As such, it is expected that a portion of the pre- ownership shift NOLs will be subject to a Section 382 limitation that will act to prevent the Company from utilizing all of its losses against future taxable income. We experienced another ownership change in 2016, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. As of December 31, 2016, we have a full valuation allowance against our federal and state NOLs.
Disruptions or shortages in the supply of raw materials could adversely affect our operating results and our ability to meet our customers’ demands.
Our business requires materials that are sourced from third party suppliers. If, for any reason, our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our operating results could suffer. Unforeseen disruptions in our supply bases could materially impact our ability to deliver products to customers. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting metals producers, or suppliers may be unwilling or unable to meet our demand due to industry supply conditions. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our operating results. To the extent we have quoted prices to customers and accepted orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials to our customers.
In some cases the availability of raw materials requires long lead times. As a result, we may experience delays or shortages in the supply of raw materials. If we are unable to obtain adequate and timely deliveries of required raw materials, we may be unable to timely supply customers with sufficient quantities of products. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation, all of which may adversely affect our operating results.
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
Although a majority of our business activity takes place in the United States, we serve and operate in certain international markets, which exposes us to political, economic and currency related risks, including the following:

•	potential for adverse change in the local political or social climate or in government policies, laws and regulations;

•	difficulty staffing and managing geographically diverse operations and the application of foreign labor regulations;

•	restrictions on imports and exports or sources of supply;

•	currency exchange rate risk; and

•	changes in duties and taxes.
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
On June 23, 2016, the United Kingdom voted to leave the European Union (the “EU”), which triggered short-term financial volatility, including a decline in the value of the British pound in comparison to both the U.S. dollar and the euro. Before the United Kingdom leaves the EU, a process of negotiation is required to determine the future terms of the United Kingdom’s relationship with the EU. The uncertainty before, during and after the period of negotiation could have a negative economic impact and result in further volatility in the markets for several years. Such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the United Kingdom, the EU and beyond.
During the year ended December 31, 2016, approximately 5% of our consolidated net sales were attributable to operations in the United Kingdom, and approximately 12% of our consolidated net sales were attributable to operations in Europe overall. The Company and its various subsidiaries hold financial assets and liabilities denominated in British pounds, including cash and cash equivalents, accounts receivable, and accounts payable, and the future impacts of the United Kingdom's exit from the EU could have a materially adverse impact on our financial condition and operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
As of December 31, 2016, approximately 20% of our U.S. employees were represented by the United Steelworkers of America ("USW") under collective bargaining agreements, including hourly warehouse employees at our distribution centers in Cleveland, Ohio and Hammond, Indiana. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the USW to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with the USW will be or whether we will be able to meet the USW requirements without impacting our operating results and financial condition. The USW may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationship with the USW could negatively impact the timely processing and shipment of our products, which could strain relationships with customers or suppliers and adversely affect our operating results. On October 1, 2014, we entered into a four-year collective bargaining agreement with the USW, which covers approximately 101 employees at our largest facility in Cleveland, Ohio. This agreement is scheduled to expire in September 2018, and our goal is to engage in early negotiations in the spring of 2018 to secure another four-year agreement and avoid disruption to the business. Approximately 22 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW that was renegotiated in August 2016 and expires in August 2020.
We rely upon our suppliers as to the specifications of the metals we purchase from them.
We rely on mill or supplier certifications that attest to the physical and chemical specifications of the metals received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of such metals. We rely on our customers to notify us of any product that does not conform to the specifications certified by the supplier or ordered by the customer. Although our primary sources of products have been domestic suppliers, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill or supplier certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub-standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill or supplier certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.
Our business could be adversely affected by a disruption to our primary distribution hubs.
Our largest facilities, in Cleveland, Ohio, and Hammond, Indiana, as well as our facility in Janesville, Wisconsin, serve as primary distribution centers that ship product to our other facilities as well as external customers. Our business could be adversely impacted by a major disruption at any of these facilities due to unforeseen developments occurring in or around the facility, such as:

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
Difficulties associated with the design and implementation of our enterprise resource planning ("ERP") or other information technology systems could adversely affect our business, our customer service and our operating results.
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
From time to time, the Company has experienced concentrations of ownership among institutional investors and/or hedge funds. As of December 31, 2016, based on filings made with the SEC and other information made available to us as of that date, we believe one of our directors, Jonathan B. Mellin, through his affiliation with W. B. & Co., may be deemed to beneficially own approximately 35% of our common stock. Accordingly, Mr. Mellin and his affiliates, and/or any other concentrated ownership interests may have the voting power to substantially affect or control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial to us.
We could be vulnerable to interest rate fluctuations on our indebtedness, which could hurt our operating results.
We are exposed to various interest rate risks that arise in the normal course of business. Market risk arises from changes in interest rates. We currently finance our operations with fixed rate borrowings, and the market value of our $298.9 million of fixed rate borrowings may be impacted by changes in interest rates. Historically, we have financed our operations with variable rate borrowings in addition to fixed rate borrowings. If, in the future, we use variable rate borrowings to finance our operations, and interest rates subsequently increase significantly, it could have an adverse effect on our operating results and liquidity.
Commodity hedging transactions may expose us to loss or limit our potential gains.
We have entered into certain fixed price sales contracts with customers which expose us to risks associated with fluctuations in commodity prices. As part of our risk management program, we may use financial instruments from time-to-time to mitigate all or portions of these risks, including commodity futures, forwards or other derivative instruments. While intended to reduce the effects of the commodity price fluctuations, these transactions may limit our potential gains or expose us to losses. Also, should our counterparties to such transactions fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions.
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
Our operations are subject to various environmental statutes and regulations, including laws and regulations governing materials we use and our facilities. In addition, certain of our operations are subject to international, federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Our operations are also subject to various employee safety and health laws and regulations, including those concerning occupational injury and illness, employee exposure to hazardous materials and employee complaints. Certain of our facilities are located in industrial areas, have a history of heavy industrial use and have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Currently unknown cleanup obligations at these facilities, or at off-site locations at which materials from our operations were disposed, could result in future expenditures that cannot be currently quantified, but which could have a material adverse effect on our financial condition, liquidity or operating results.

Potential environmental legislative and regulatory actions could impose significant costs on the operations of our customers and suppliers, which could have a material adverse impact on our results of operations, financial condition and cash flows.
Climate change regulation or some form of legislation aimed at reducing greenhouse gas (''GHG'') emissions is currently being considered in the United States as well as elsewhere globally. As a metals distributor, our operations do not emit significant amounts of GHG. However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG regulations may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations.
Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our results of operations, financial condition and cash flows.
We have various mechanisms in place that may prevent a change in control that stockholders may otherwise consider favorable.
In August 2013, we elected by resolution of the Board of Directors to become subject to Section 3-803 of the Maryland General Corporation Law (the "MGCL"). As a result of this election, the Board of Directors was classified into three separate classes of directors, with each class generally serving three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. The provision for a classified board could prevent a party who acquires control of a majority of our outstanding voting stock from obtaining control of our Board of Directors until the second annual stockholders meeting following the date the acquiring party obtains the controlling interest. The classified board provision could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us and could increase the likelihood that incumbent directors will retain their positions.
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
The provisions of our debt instruments also contain limitations on our ability to enter into change of control transactions. In addition, the repurchase rights in our New Convertible Notes triggered by the occurrence of a fundamental change (as defined in the indenture for the New Convertible Notes), and the additional shares of our common stock by which the conversion rate is increased in connection with certain fundamental change transactions, as described in the indenture for the New Convertible Notes, could discourage a potential acquirer.
ITEM 1B — Unresolved Staff Comments
None.

ITEM 2 — Properties
The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. As of December 31, 2016, distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

Locations	Approximate Floor Area in Square Feet
North America
Bedford Heights, Ohio	374,400	(1)
Charlotte, North Carolina	116,500	(1)
Fairless Hills, Pennsylvania	71,600	(1)
Fort Smith, Arkansas	28,000
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	252,595
Janesville, Wisconsin	208,000
Kennesaw, Georgia	87,500
Mexicali, Mexico	160,220
Mississauga, Ontario	57,000
Paramount, California	155,568
Santa Cantarina, Nuevo Leon, Mexico	112,000
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Wichita, Kansas	58,000
Europe
Blackburn, England	62,140
Trafford Park, England	30,000
Montoir de Bretagne, France	38,940
Asia
Shanghai, China	45,700
Singapore	39,578
Sales Offices
Auburn, Massachusetts	(Intentionally left blank)
Bilbao, Spain	(Intentionally left blank)
Fairfield, Ohio	(Intentionally left blank)
Sub-Total	2,100,741

Headquarters
Oak Brook, Illinois	39,361	(2)
GRAND TOTAL	2,140,102

(1)	Represents owned facility.

(2)	The Company’s principal executive office does not include a distribution center.

ITEM 3 — Legal Proceedings
The Company is party to a variety of legal proceedings, claims, and inquiries, including proceedings or inquiries by governmental authorities, which arise from the operation of its business. These proceedings, claims, and inquiries are incidental to and occur in the normal course of the Company's business affairs. The majority of these proceedings, claims, and inquiries relate to commercial disputes with customers, suppliers, and others; employment and employee benefits-related disputes; product quality disputes with vendors and/or customers; and environmental, health and safety claims. It is the opinion of management that the currently expected outcome of these proceedings, claims, and inquiries, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
ITEM 4 — Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of April 7, 2017.

Name and Title	Age	Business Experience
Patrick R. Anderson Executive Vice President, Chief Financial Officer & Treasurer	45
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

Marec E. Edgar Executive Vice President, General Counsel, Secretary & Chief Administrative Officer	41
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

Ronald E. Knopp Executive Vice President, Chief Operating Officer	46
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

Steven W. Scheinkman President & Chief Executive Officer	63
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

PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On December 6, 2016, the Company was notified by the New York Stock Exchange (the “NYSE”) that the NYSE had determined to commence proceedings to delist the Company's common stock from the NYSE as a result of the Company’s failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual to maintain an average global market capitalization over a consecutive 30 trading-day period of at least $15 million for its common stock. The NYSE also suspended the trading of the common stock at the close of trading on December 6, 2016.
While the Company had the ability to appeal the decision by the NYSE, the Company's Board of Directors determined that it was in the best interest of the Company and its shareholders to immediately begin trading on the OTCQB® Venture Market (the "OTCQB"), which is operated by OTC Markets Group Inc. On December 7, 2016, the Company's common stock immediately began trading on the OTCQB under the symbol “CASL”.
As of March 24, 2017, there were approximately 724 shareholders of record. Payment of cash dividends and repurchase of common stock are currently limited due to restrictions contained in the Company’s debt agreements. No cash dividends were declared or paid on the Company’s common stock in 2016 or 2015. We may consider paying cash dividends on the Company common stock at some point in the future, subject to the limitations described above. Any future payment of cash dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition, restrictions under the Company’s debt instruments, and such other factors as the Board of Directors may consider.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.
The table below presents shares of the Company’s common stock which were acquired by the Company during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	3,945	$0.25	—	—
Total	3,945	$0.25	—	—

(1)
The total number of shares purchased represents shares surrendered to the Company by employees to satisfy tax withholding obligations upon vesting of restricted stock units awarded pursuant to the Company’s 2008 Omnibus Incentive Plan (as amended and restated as of July 27, 2016).

The following table sets forth the range of the high and low sales prices of shares of the Company’s common stock as reported by the NYSE and OTCQB for the periods indicated:

	2016		2015
	Low	High	Low	High
First Quarter	$1.28	$3.58	$2.80	$8.15
Second Quarter	$1.51	$5.10	$3.44	$7.01
Third Quarter	$0.68	$1.81	$2.11	$6.31
Fourth Quarter	$0.20	$0.87	$1.50	$3.00

ITEM 6 — Selected Financial Data
The following table sets forth selected consolidated financial data for the five years ended December 31, 2016. This selected consolidated financial data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes thereto.

(Dollar amounts in millions, except per share data)	2016	2015	2014	2013	2012
For the year ended December 31:
Net sales	$533.1	$637.9	$841.7	$918.3	$1,143.9
Equity in (losses) earnings of joint venture	(4.2)	(1.4)	7.7	7.0	7.2
Loss from continuing operations (a)	(114.1)	(212.8)	(122.7)	(41.8)	(10.8)
Income from discontinued operations, net of income taxes	6.1	3.0	3.3	2.3	1.1
Net loss (a)	$(108.0)	$(209.8)	$(119.4)	$(39.5)	$(9.7)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(3.93)	$(9.04)	$(5.25)	$(1.80)	$(0.47)
Discontinued operations	0.21	0.13	0.14	0.10	0.05
Net basic and diluted loss per common share (a)	$(3.72)	$(8.91)	$(5.11)	$(1.70)	$(0.42)
As of December 31:
Total assets	$329.3	$493.5	$703.8	$797.3	$912.8
Long-term debt, less current portion	286.5	310.6	302.5	236.4	284.6
Total debt	286.6	317.6	303.3	236.8	285.5
Total stockholders’ (deficit) equity	(35.1)	47.0	252.6	388.5	421.5
(a) Results include a $33.7 million impairment of intangible assets charge and a $61.5 million charge for the write-down of inventory and purchase commitments in 2015, and a $56.2 million goodwill impairment charge in 2014.
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information regarding the business and markets of A.M. Castle & Co. and its subsidiaries (the “Company”) is included in Item 1 “Business” of this annual report on Form 10-K.
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
During 2016, the Company engaged in several restructuring and refinancing activities that impacted the Company’s operations and/or financial results. The following is a summary of the significant restructuring and refinancing activities that occurred in 2016:

•
In February 2016, the Company sold all of its inventory at its Houston and Edmonton facilities, which primarily serviced the oil and gas sector of the energy market, to an unrelated third party and recognized net sales and cost of materials of $27.1 million. Subsequently, the Company sold all of its equipment at its Houston and Edmonton facilities and agreed to a reduction in future proceeds from the inventory sale in exchange for the assignment of its remaining lease obligations at its Houston facility. The Company ceased operations at the Houston and Edmonton facilities in February 2016 and recorded total restructuring expense of $7.3 million related to the closure of these facilities in 2016. The sale of the assets and subsequent closure of the Houston and Edmonton facilities did not qualify as a discontinued operation under the authoritative accounting guidance.

•
In March 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"), for $53.6 million in cash. The Company used the proceeds from the sale to repay indebtedness, pursuant to its previously announced plan to improve its capital structure. The sale of TPI, which resulted in pre-tax and after-tax gains of $2.0 million and $1.3 million, respectively, allows the Company to focus solely on its core metals business. TPI is reflected in the Consolidated Financial Statements as a discontinued operation.

•
In June 2016, the Company received an offer from its joint venture partner to purchase the Company's ownership share in Kreher Steel Company, LLC ("Kreher") for an amount that was less than the current carrying value of the Company's investment in Kreher. The Company determined that this offer indicated that the Company may not be able to recover the full carrying amount of its investment and therefore, the Company recognized a $4.6 million other-than-temporary impairment charge in the second quarter of 2016 to reduce the carrying amount of the investment to the negotiated purchase price. In August 2016, the Company completed the sale of its ownership share in Kreher to its joint venture partner for aggregate cash proceeds of $31.6 million, which resulted in an insignificant loss on disposal. The proceeds from the sale were ultimately used to repay indebtedness. Because the sale of the Company's investment in Kreher is not considered to be a strategic shift that will have a major effect on the Company's operations and financial results, the results of Kreher through the date of sale are reflected within continuing operations in the Consolidated Financial Statements.

•
In the first half of 2016, the Company exchanged $204.5 million aggregate principal amount of 12.75% Senior Secured Notes due December 2016 (the "Secured Notes") for $204.5 million aggregate principal amount of new 12.75% Senior Secured Notes due December 2018 (the "New Secured Notes"). The Company also exchanged $57.5 million aggregate principal amount of its 7.0% Convertible Notes due December 2017 (the "Convertible Notes") for a combination of $23.8 million aggregate principal amount of 5.25% Convertible Notes due December 2019 (the "New Convertible Notes") and 7.9 million shares of the Company's common stock (the "Convertible Note Exchange"). These actions extended the maturity of substantially all of the Company's Secured Notes and Convertible Notes on terms that improved the Company's capital structure.

•
As part of the Company's refinancing of the Secured Notes, it agreed to make special redemptions using Designated Asset Sales Proceeds (as defined by the indenture governing the New Secured Notes). Pursuant to the indenture governing the New Secured Notes, the Company redeemed $27.5 million of aggregate principal amount of the New Secured Notes in November 2016.

•
In December 2016, the Company entered into new secured credit facilities (the “Credit Facilities”) with certain financial institutions in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility (the “Revolving Credit Facility”). The Credit Facilities are in the form of senior secured first lien term loan facilities in an aggregate principal amount of up to $112.0 million. The Credit Facilities consist of a $75.0 million initial term loan facility funded at closing and a $37.0 million delayed-draw term loan facility (the “Delayed Draw Facility”). Under the Delayed Draw Facility, $24.5 million was available in December 2016 and $12.5 million is expected to be available in June 2017 or thereafter. In December 2016, the Company borrowed the $24.5 million of the Delayed Draw Facility available in accordance with its terms.

•
In connection with the closing of the Credit Facilities, commitments pursuant to the Revolving Credit Facility were terminated, liens granted to the collateral agent pursuant thereto were released in full, and Revolving Credit Facility borrowings outstanding were repaid by the Company using proceeds from the Credit Facilities.

•
On April 6, 2017, the Company entered into a restructuring support agreement (the “RSA”) with certain of their creditors, including certain holders of the Company’s (a) term loans under its Credit Facilities agreement, (b) New Secured Notes, and (c) New Convertible Notes. The RSA contemplates the financial restructuring of the debt and equity of the Company (the “Restructuring”) pursuant to a Restructuring Term Sheet attached to the RSA as an exhibit (the “Term Sheet”). The Term Sheet sets forth the terms and condition of the Restructuring and provides for the consummation thereof either as part of out-of-court proceedings or by prepackaged Chapter 11 plan of reorganization (a “Plan”) confirmed by the U.S. Bankruptcy Court for the District of Delaware. If this were consummated through a Plan, the Plan would be confirmed following a filing by the Company for voluntary relief under Chapter 11 of the United States Bankruptcy Code.

Recent Market and Pricing Trends
Sales were down 16.4% in 2016 compared to 2015 as the Company continued to experience a combination of lower demand and pricing pressure for virtually all of its core metals products.
Industry data provided by the Metals Service Center Institute ("MSCI") indicates that overall 2016 U.S. steel service center shipment volumes decreased 8% compared to 2015 levels. According to MSCI data, industry sales volumes of products consistent with the Company's product mix were also down 15% in 2016 compared to 2015. The products which had the most significant declines according to MSCI data included carbon alloy bar, cold finished carbon bar, carbon plate, and carbon pipe and tube products.
A decrease in the demand for the Company's products has a significant impact on the Company's operating results. A decrease in demand results in lower sales dollars which, once costs and expenses are factored in, leads to less dollars earned from normal operations. Although the lower demand also decreases the cost of materials and operating costs, including warehouse, delivery, selling, general and administrative expenses, the decrease in these costs and expenses is often less than the decrease in sales dollars due to fixed costs, resulting in lower operating margins. Through the Company's recent restructuring activities, management believes it is in a better position to react to decreases in customer demand and manage the impact that demand decreases have on operating margins. In periods of increasing demand, management believes its restructuring activities will allow the Company to experience operating margin growth, and therefore growth in operating margin dollars.
As it was in 2015, the Company was impacted by significant downward pricing pressure on most of its products in 2016. Pricing for its products can have a more significant impact on the Company's operating results than demand because of the following reasons, among others:

•
Changes in volume resulting from changes in demand typically result in corresponding changes to the Company’s variable costs. However, as pricing changes occur, variable expenses are not directly impacted.

•	If surcharges are not passed through to the customer or are passed through without a mark-up, the Company’s profitability will be adversely impacted.
Throughout the year the Company was forced to lower its pricing to remain competitive, a consequence that was largely due to continuing high levels of import material coming into the U.S. market and deflating prices. Overall, the gross material margin, calculated as net sales less cost of materials divided by net sales, increased from 8.9% in 2015 to 21.0% in 2016. Cost of materials for 2015 included a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton facilities and a $25.7 million non-cash charge for inventory to be scrapped or written down related to 2015 restructuring activities. Cost of materials for 2016 included $27.1 million from the sale of all inventory at the Houston and Edmonton facilities to an unrelated third party at a zero gross profit margin and $14.2 million of aged and excess inventory that was sold for $2.5 million. Excluding these specified items from both years, the gross margin for 2016 improved slightly from the gross margin for 2015. Despite the decline in pricing during 2016, the Company was able to improve its gross margin from 2015 by implementing improved inventory management strategies and better matching sales prices with the inventory replacement cost. Although the Company expects the pricing pressure to continue into 2017, which will continue to impact the Company's operating results, management believes that favorable pricing from suppliers, its inventory management strategies and a focus on quality and superior customer service will provide a competitive advantage in a difficult metals pricing environment.
Current Business Outlook
With the February 2016 closure of the Company's Houston and Edmonton facilities, which primarily serviced the oil and gas sector of the energy market, the Company became principally focused on two key markets, aerospace and industrial.
The stronger of the Company's target markets continues to be aerospace, with strong defense and commercial spending driving the demand for the Company's aluminum and stainless products. The Company expects the aerospace market to remain stable and for business to improve, particularly where the Company has long-term contracts with subcontractors who support platforms that are anticipated to grow. However, the Company does anticipate continued pressure on transactional pricing.
Demand in the industrial market has not improved and continues to be generally soft. The Company does not expect to see significant growth at its larger customers in the short term. Given the Company's lower cost structure, which is the result of its restructuring activities, it does see an opportunity to grow market share by improving its conversion rate on transactional business on a competitive basis at still accretive net margins.

Lower pricing on most of the Company's products continued to have a significant negative impact on its financial performance in 2016. Historically high levels of foreign imports into the U.S. market have driven prices down, as have inventory de-stocking actions taken by many of the Company's competitors. In response to both of these pricing pressures, the Company was forced to lower its prices in order to remain competitive in the market. The Company expects that pricing may begin showing improvement in 2017, as a result of possible U.S. protectionist policies, improved demand and supportive raw material costs.
RESULTS OF OPERATIONS: YEAR-TO-YEAR COMPARISONS AND COMMENTARY
Our discussion of comparative period results is based upon the following components of the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Net Sales —The Company derives its sales from the processing and delivery of metals. Pricing is established with each customer order and includes charges for the material, processing activities and delivery. The pricing varies by product line and type of processing. From time to time, the Company may enter into fixed price arrangements with customers while simultaneously obtaining similar agreements with its suppliers.
Cost of Materials — Cost of materials consists of the costs that the Company pays suppliers for metals and related inbound freight charges, excluding depreciation and amortization which are included in operating costs and expenses discussed below.
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
2016 Results Compared to 2015
The following table sets forth certain statement of operations data for the years ended December 31, 2016 and 2015. Included in the operating results below is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Year Ended December 31,
	2016		2015		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$ Change	% Change
Net sales	$533.1	100.0%	$637.9	100.0%	$(104.8)	(16.4)%
Cost of materials (exclusive of depreciation and amortization)(a)	421.3	79.0%	581.2	91.1%	159.9	27.5%
Operating costs and expenses(b)	182.1	34.2%	244.8	38.4%	62.7	25.6%
Operating loss	$(70.3)	(13.2)%	$(188.1)	(29.5)%	$117.8	62.6%
(a) Cost of materials includes $0.5 million of inventory scrapping expenses associated with restructuring activities for 2016. Cost of materials for 2015 includes a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton locations and a $25.7 million non-cash charge for inventory that was identified to be scrapped or written down in conjunction with 2015 restructuring activities.
(b) Operating costs and expenses include $12.9 million and $9.0 million of restructuring expenses for the years 2016 and 2015, respectively. Also included in 2015 are a $33.7 million non-cash intangible assets impairment charge and a $5.6 million gain from the sale of an operating facility.

Net Sales
Net sales in 2016 were $533.1 million, a decrease of $104.8 million, or 16.4%, compared to 2015. The decrease in net sales was mainly attributable to a 13.5% decrease in tons sold per day to customers compared to 2015 and a 6.7% decrease in average selling prices, partly offset by a slightly favorable change in product mix and the impact of the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities to an unrelated third party in the first quarter of 2016. The sale of this inventory, which was sold at a zero gross profit margin, was the result of a decision to lower the Company's exposure to oil and gas market fluctuations. Including this inventory sale, net sales from the Houston and Edmonton locations were $33.0 million and $51.9 million in 2016 and 2015, respectively.
Sales volumes in 2016 decreased on virtually all products compared to 2015, with alloy bar, cold finished carbon, SBQ bar, stainless and tubing having the most significant declines. The closure of the Company's Houston and Edmonton facilities in February 2016 also led to decreased sales volume as the tons sold from these locations, which primarily were sold to oil and gas customers, were not replaced by subsequent sales out of another of the Company's service centers.
Downward pricing pressures in 2016 resulted in lower average selling prices on all of the products the Company sells compared to 2015. Lower pricing on high volumes of foreign metal imports and de-stocking by many of the Company's competitors caused the Company to lower prices in order to remain competitive. The 6.7% decrease in average selling prices in 2016 compared to 2015 was driven by average selling price decreases of 7% to 17% on many of the Company's highest selling products by volume, with a partial offset from favorable product mix.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during 2016 was $421.3 million compared to $581.2 million during 2015. The $159.9 million, or 27.5%, decrease is largely due to the decrease in sales volume during 2016, partly offset by the $27.1 million of cost of materials recognized on the sale of all inventory at the Company's Houston and Edmonton facilities in the first quarter of 2016, as discussed above. In addition, in an effort to reduce the amount of aged and excess inventory on hand, cost of materials in 2016 included $14.2 million of aged and excess inventory that was sold for $2.5 million in the fourth quarter of 2016, which increased the operating loss for 2016 by $11.7 million. Included in cost of materials in 2015 are a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Houston and Edmonton facilities and a $25.7 million non-cash restructuring charge related to the write-down of aged and excess inventory, compared to a restructuring charge of $0.5 million for inventory scrapping expenses in 2016.
As a percent of net sales, cost of materials (exclusive of depreciation and amortization) was 79.0% of net sales in 2016, compared to 91.1% of net sales for 2015. The 2016 percentage was significantly affected by the sale of the Houston and Edmonton inventory and the sales of aged and excess inventory, while the 2015 percentage was impacted by the $61.5 million non-cash write-down of inventory and purchase commitments of the Houston and Edmonton facilities and the $25.7 million non-cash restructuring charge related to the write-down of aged and excess inventory.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses for 2016 and 2015 were as follows:

	Year Ended December 31,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2016	2015	$ Change	% Change
Warehouse, processing and delivery expense	$84.5	$100.9	$16.4	16.3%
Sales, general and administrative expense	68.3	77.9	9.6	12.3%
Restructuring expense	12.9	9.0	(3.9)	(43.3)%
Depreciation and amortization expense	16.4	23.3	6.9	29.6%
Impairment of intangible assets	—	33.7	33.7	100.0%
Total operating costs and expenses	$182.1	$244.8	$62.7	25.6%
Operating costs and expenses decreased by $62.7 million from $244.8 million during 2015 to $182.1 million during 2016:

•
Warehouse, processing and delivery expense decreased by $16.4 million as a result of lower payroll, benefits and facility costs resulting from plant consolidations, the February 2016 closure of the Houston and Edmonton facilities, and lower variable costs resulting from the decrease in sales activity. The expense for 2015 was reduced by a $5.6 million gain from the sale of an operating facility.

•	Sales, general and administrative expense of $68.3 million for 2016 decreased by $9.6 million compared to 2015 mainly as a result of lower payroll and benefits costs, most notably pension expense.

•
Restructuring expense of $12.9 million in 2016 consisted mainly of lease termination charges associated with the closure of the Company's Houston and Edmonton facilities and moving expenses associated with plant consolidations, while restructuring activities for 2015 primarily consisted of employee termination and related benefits related to workforce reductions, moving costs associated with plant consolidations, partly offset by a $16.0 million gain on the sale of the Company's warehouse and distribution facilities in Franklin Park, Illinois and Worcester, Massachusetts.

•
Depreciation and amortization expense of $16.4 million in 2016 decreased by $6.9 million from 2015 mainly as a result of the impairment of intangible assets recorded in the fourth quarter of 2015, as well as plant consolidations and closures, and equipment sales.

•
Impairment of intangible assets of $33.7 million in 2015 represented the non-cash write-off of the remaining intangible assets from the Company's 2011 Tube Supply acquisition, and resulted from the decision to close the Houston and Edmonton facilities.

Operating loss in 2016, including restructuring charges of $12.9 million and inventory scrapping expense associated with restructuring activities of $0.5 million, was $70.3 million. Operating loss in 2015, including intangible assets impairment charges of $33.7 million, net restructuring losses of $9.0 million, total write-downs of inventory and purchase commitments of $87.1 million, and a $5.6 million gain on sale of facility, was $188.1 million.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $36.4 million in 2016, a decrease of $4.1 million from the $40.5 million in 2015, which was primarily attributable to lower outstanding borrowings.
Unrealized gain on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was $10.5 million for 2016. There was no conversion option associated with convertible debt requiring mark-to-market accounting in 2015.
Debt restructuring loss of $8.6 million in 2016 consisted primarily of eligible holder consent fees and legal and other professional fees incurred in conjunction with the exchange of Secured Notes for New Secured Notes, the Convertible Note Exchange, and the termination of the Revolving Credit Facility. These fees were partly offset by gains resulting from the conversion of New Convertible Notes to equity.
Other expense, comprised mostly of foreign currency transaction losses, was $7.6 million in 2016 compared to $6.3 million for 2015. These losses are primarily related to unhedged intercompany financing arrangements.
The Company recorded an income tax benefit of $2.5 million for 2016 compared to an income tax benefit of $23.6 million for 2015. The Company’s effective tax rate is expressed as income tax expense (benefit), which includes tax expense on the Company’s share of joint venture losses, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate for 2016 and 2015 was 2.3% and 10.0%, respectively. The lower effective tax rate for 2016 resulted primarily from changes in the geographic mix and timing of income (losses) and changes in valuation allowance positions in the U.S. and Canada during 2015, which drove one-time charges to income tax expense in that period.
Equity in losses of joint venture was $4.2 million in 2016, compared to equity in losses of joint venture of $1.4 million in 2015. In August 2016, the Company completed the sale of its joint venture investment for aggregate cash proceeds of $31.6 million. Included in the equity in losses of the Company's joint venture in 2016 was an impairment charge of $4.6 million related to the write-down of the Company's joint venture investment to fair value (refer to Note 3 - Joint Venture to the Consolidated Financial Statements). Equity in losses of joint venture for 2015 included a $1.8 million charge associated with the impairment of goodwill at the joint venture.
Loss from continuing operations for 2016 was $114.1 million, compared to a loss from continuing operations of $212.8 million for 2015. Income from discontinued operations, net of income taxes, was $6.1 million for 2016, compared to income from discontinued operations, net of income taxes, of $3.0 million for 2015. Income from discontinued operations, net of income taxes, for 2016 includes an after-tax gain on the sale of TPI of $1.3 million.

Net loss for 2016, which includes income from discontinued operations (net of income taxes) of $6.1 million, was $108.0 million. Net loss for 2015, which includes income from discontinued operations (net of income taxes) of $3.0 million, was $209.8 million.
2015 Results Compared to 2014
The following table sets forth certain statement of operations data for the year ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015		2014		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$ Change	% Change
Net sales	$637.9	100.0%	$841.7	100.0%	$(203.8)	(24.2)%
Cost of materials (exclusive of depreciation and amortization)(a)	581.2	91.1%	652.4	77.5%	71.2	10.9%
Operating costs and expenses(b)	244.8	38.4%	298.5	35.5%	53.7	18.0%
Operating loss	$(188.1)	(29.5)%	$(109.2)	(13.0)%	$(78.9)	(72.3)%
(a) Cost of materials includes a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton locations recognized in the fourth quarter of 2015 and a $25.7 million non-cash charge for inventory that was identified to be scrapped or written down in conjunction with 2015 restructuring activities.
(b) The Company recorded a $33.7 million non-cash intangible assets impairment charge and a $5.6 million gain on the sale of the Company's facility in Blaine, Minnesota during the year ended December 31, 2015. The Company recorded a $56.2 million non-cash goodwill impairment charge during the year ended December 31, 2014.
Net Sales
Net sales were $637.9 million in 2015, a decrease of $203.8 million, or 24.2%, compared to 2014 reflecting lower demand and average selling prices compared to 2014.
The average selling price per ton sold increased by 1.4% compared to 2014 mainly on the strength of pricing for aluminum and stainless products and a slightly favorable sales mix towards aluminum and stainless products and away from tubing products, which had a large price decrease in 2015. In 2015, significant downward pricing pressure on many of the products the Company sells were the result of record high imports into the U.S as well as lower prices on the products purchased from mills. This downward pricing resulted in lower average selling prices of 5% to 13% on several of the Company's largest product categories as a percentage of tons sold including tubing and SBQ bar. Total sales volumes declined by 25.7% compared to 2014 with the most significant declines in sales volume on those products traditionally sold to the energy market (oil and gas) including tubing, alloy bar and carbon and alloy plate. Tons sold per day of aluminum, which is traditionally sold to the Aerospace market, increased in 2015 compared to 2014.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during 2015 were $581.2 million, a decrease of $71.2 million, or 10.9%, compared to 2014 cost of materials of $652.4 million, primarily due to the decrease in sales volume during 2015. 2015 included a $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton locations recognized in the fourth quarter of 2015 and a $25.7 million non-cash charge for inventory which was identified to be scrapped or written down in conjunction with 2015 restructuring activities. The restructuring charge includes a provision for small pieces of inventory at closing branches which were not moved, as well as provisions for excess inventory levels based on estimates of current and future market demand. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course. The majority of the inventory written down in 2015 was inventory for the oil and gas market.
Cost of materials as a percent of net sales were higher in 2015 than 2014 due to the $61.5 million non-cash charge for the write-down of inventory and purchase commitments of the Company's Houston and Edmonton locations and the $25.7 million non-cash charge for inventory written down in conjunction with 2015 restructuring activities.

Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the year ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2015	2014	$ Change	% Change
Warehouse, processing and delivery expense	$100.9	$126.7	$25.8	20.4%
Sales, general and administrative expense	77.9	94.2	16.3	17.3%
Restructuring expense (income)	9.0	(3.0)	(12.0)	400.0%
Depreciation and amortization expense	23.3	24.4	1.1	4.5%
Impairment of intangible assets	33.7	—	(33.7)	—%
Impairment of goodwill	—	56.2	56.2	100.0%
Total operating costs and expenses	$244.8	$298.5	$53.7	18.0%
Total operating costs and expenses decreased $53.7 million, or 18.0%, from $298.5 million in 2014 to $244.8 million during 2015. As a percent of net sales, operating costs and expenses increased to 38.4% in 2015 compared to 35.5% in 2014. In 2015, the Company recorded a $33.7 million non-cash intangible assets impairment charge and a $5.6 million gain on the sale of the Company's facility in Blaine, Minnesota. In 2014, the Company recorded a $56.2 million non-cash goodwill impairment charge. In addition, a net loss of $9.0 million associated with the Company's restructuring activities was included in operating costs and expenses in 2015 compared to a net gain of $3.0 million included in 2014. Restructuring activities for 2015 consisted of employee termination and related benefits related to workforce reductions, lease termination costs, moving costs associated with plant consolidations, a gain on the sale of the Company's warehouse and distribution facilities in Franklin Park, Illinois and Worcester, Massachusetts and professional fees. The restructuring charges recorded during 2014 consisted of a $5.5 million gain on the sale of fixed assets, partially offset by employee termination and related benefits for the workforce reductions announced in June 2014, moving costs associated with plant consolidations announced in October 2013 and lease termination costs related to the restructuring activities announced in January 2013 (refer to Note 11 - Restructuring Activity to the Consolidated Financial Statements).
In addition to the intangible assets impairment in 2015, the goodwill impairment in 2014 and restructuring gains and losses in both years, all other operating costs and expenses decreased by $43.2 million in 2015 compared to 2014. The decrease was primarily due to decreases in warehouse, processing and delivery costs and sales, general and administrative costs:

•
Warehouse, processing and delivery costs decreased by $25.8 million, which includes the $5.6 million gain on sale of facility in 2015. Other items contributing to the decrease were lower payroll and benefits costs, lower facility costs resulting from plant closures, and lower variable costs resulting from the decrease in sales volume in 2015 from 2014.

•
Sales, general and administrative costs decreased by $16.3 million, primarily due to lower payroll and benefits costs resulting from restructuring activity workforce reductions, lower discretionary spending and lower fees for outside consulting services.

•
Depreciation and amortization expense decreased by $1.1 million in 2015 mainly due to lower amortization expense resulting from the non-compete and developed technology intangible assets which became fully amortized in 2014.

Operating loss for 2015, including intangible assets impairment charges of $33.7 million, net restructuring losses of $9.0 million, total write-downs of inventory and purchase commitments of $87.1 million and a $5.6 million gain on sale of facility, was $188.1 million, compared to an operating loss of $109.2 million in 2014, which included a goodwill impairment charge of $56.2 million and net restructuring gain of $3.0 million.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $40.5 million in 2015, an increase of $0.7 million compared to 2014 as a result of higher revolver borrowings in 2015.
Other expense, mostly related to foreign currency transaction losses, was $6.3 million in 2015 compared to $4.3 million for 2014. The majority of these transaction losses related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.

The Company recorded an income tax benefit of $23.6 million in 2015 compared to a tax benefit of $22.9 million in 2014. The Company’s effective tax rate is expressed as income tax benefit (expense), which includes tax expense on the Company’s share of joint venture earnings or losses, as a percentage of loss continuing operations before income taxes and equity in earnings (losses) of joint venture. The effective tax rate for 2015 and 2014 was 10.0% and 15.0%, respectively. The lower effective tax rate results from changes in the geographic mix and timing of income (losses), recording valuation allowances against certain deferred tax assets in the U.S. and at certain foreign jurisdictions, and the impact of the goodwill impairment charge in 2014.
Equity in losses of the Company’s joint venture was $1.4 million in 2015 compared to equity in the earnings of the Company's joint venture of $7.7 million in 2014. Weaker demand and pricing for Kreher's products, mainly in the energy and industrial markets, were the primary factors contributing to the decrease in the earnings of the Company's joint venture. In addition, Kreher recognized a $3.5 million charge for the impairment of goodwill in 2015, of which $1.8 million was recognized by the Company through the equity in losses of joint venture and a $1.0 million expense was recognized by the Company related to foreign currency losses associated with intercompany financing arrangements among Kreher entities.
Loss from continuing operations for 2015 was $212.8 million compared to a loss from continuing operations of $122.7 million for 2014. Income from discontinued operations, net of income taxes, was $3.0 million for 2015 compared to income from discontinued operations, net of income taxes, of $3.3 million for 2014. Net loss for 2015 was $209.8 million, or $8.91 per diluted share, compared to net loss of $119.4 million, or $5.11 per diluted share, for 2014.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Year Ended December 31,
(Dollar amounts in millions)	2016	2015	2014
Net cash used in operating activities	$(35.0)	$(22.1)	$(75.1)
Net cash from (used in) investing activities	76.9	20.4	(4.9)
Net cash (used in) from financing activities	(16.5)	5.5	58.2
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(1.2)	(0.6)
Net change in cash and cash equivalents	$24.5	$2.6	$(22.4)
The Company’s principal source of liquidity is cash provided by operations. Specific components of the change in working capital are highlighted below:

•
During 2016, lower accounts receivable balances compared to year-end 2015 resulted in a $6.1 million cash flow source, compared to a $34.4 million cash flow source for 2015. The lower receivables balance at year-end 2016 was a result of lower sales volume in 2016 compared to 2015. Average receivable days outstanding was 54.0 days for 2016 and 53.3 days for 2015.

•
During 2016, lower inventory levels compared to year-end 2015 resulted in a $65.7 million cash flow source, compared to a cash flow source of $64.0 million in 2015. The cash flow source from inventory in 2016 was partly attributable to the Houston and Edmonton inventory sale previously discussed. Approximately $23.8 million of the improvement in inventory levels during 2015 was related to scrapping restructuring activities. The Company also successfully decreased inventory during 2016 and 2015 through better alignment and execution of its inventory purchase plans with current market dynamics. Average days sales in inventory was 168.1 days for 2016 as compared to 201.7 days for 2015. The decrease in average days sales in inventory in 2016 compared to 2015 resulted primarily from the Houston and Edmonton inventory sale and continued improvement in inventory management. As a key component of its inventory reduction plans, the Company has been adjusting its inventory deployment initiatives to better align inventory at its facilities with the needs of its customers. Each location is expected to carry a mix of inventory to adequately service its customers. The Company continues to work toward more normal levels of days sales in inventory of approximately 150 days.

•
During 2016, accounts payable, accrued payroll and employee benefits, and accrued liabilities used $14.7 million of cash compared to providing $0.7 million of cash in 2015. Accounts payable days outstanding was 43.3 for 2016 and 39.0 for 2015.

Net cash from investing activities of $76.9 million during 2016 is mainly attributable to cash proceeds from the sale of TPI and the sale of the Company's 50% ownership in Kreher. Cash paid for capital expenditures in 2016 was $3.5 million, a decrease of $3.7 million from 2015. In 2016, $8.0 million was paid to cash collateralize letters of credit that were previously issued under the Revolving Credit Facility.
All available proceeds from the sales of TPI and Kreher were used to pay down the Company's long-term debt, which along with the $9.8 million of debt restructuring costs and $2.5 million payment of debt issuance costs, resulted in net cash used in financing activities of $16.5 million during 2016.
In the first half of 2016, the Company exchanged $204.5 million aggregate principal amount of its Secured Notes for $204.5 million aggregate principal amount of New Secured Notes. In August 2016, the Company redeemed the remaining $5.5 million aggregate principal amount of Secured Notes that had not been exchanged for New Secured Notes.
As part of the Company's refinancing of its Secured Notes, it agreed to make Special Redemptions using Designated Asset Sales Proceeds (as defined by the indenture governing the New Secured Notes). Pursuant to the indenture governing the New Secured Notes, Special Redemptions of not less than $27.5 million of aggregate principal amount of the New Secured Notes were required to be made on or prior to October 31, 2016. On October 31, 2016, the Company issued an irrevocable notice of redemption for $27.5 million of aggregate principal amount of the New Secured Notes to satisfy the Special Redemption requirement. The Company used proceeds from the Revolving Credit Facility to make the Special Redemption payment on November 9, 2016.

The Company also completed the Convertible Note Exchange during 2016. Holders of $57.5 million aggregate principal amount of Convertible Notes exchanged their Convertible Notes for an aggregate of 7.9 million shares of the Company's common stock and $23.8 million aggregate principal amount of New Convertible Notes.
Following the Convertible Note Exchange, the Company had $41 thousand aggregate principal amount of Convertible Notes outstanding at December 31, 2016. Under the indenture governing the Convertible Notes, upon the occurrence of a Fundamental Change, which includes, among other things, the delisting of the Company’s common stock from the New York Stock Exchange ("NYSE"), each holder has the right to require the Company to repurchase for cash all or a portion of such holder’s Convertible Notes. Effective January 17, 2017, the Company’s common stock was delisted from the NYSE. Accordingly, the Company made an offer to purchase its Convertible Notes and, on February 22, 2017, the Company repurchased $16 thousand aggregate principal amount of its Convertible Notes, leaving $25 thousand aggregate principal amount of Convertible Notes outstanding.
In December 2016, the Company entered into the Credit Facilities with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's Revolving Credit Facility. The Credit Facilities are in the form of senior secured first-lien term loan facilities in an aggregate principal amount of up to $112.0 million. The Credit Facilities consist of a $75.0 million initial term loan facility funded at closing and a $37.0 million Delayed Draw Facility. Under the Delayed Draw Facility, $24.5 million was available in December 2016 and $12.5 million is expected to be available in June 2017 or thereafter. In December 2016, the Company borrowed the $24.5 million of the Delayed Draw Facility available in accordance with its terms.
The funding of the Credit Facilities was subject to original issue discount in an amount equal to 3.0% of the full principal amount of the Credit Facilities. The Credit Facilities bear interest at a rate per annum equal to 11.0%, payable monthly in arrears. The outstanding principal amount of the Credit Facilities and all accrued and unpaid interest thereon will be due and be payable on September 14, 2018.
At the time of closing of the Credit Facilities, the Financial Institutions were issued warrants (the “Warrants”) to purchase an aggregate of 5.0 million shares of the Company's common stock, pro rata based on the principal amount of each Financial Institution’s commitment in the Credit Facilities. Warrants to purchase 2.5 million shares have an exercise price of $0.50 per share, and Warrants to purchase 2.5 million shares have an exercise price of $0.65 per share. The Warrants expire on June 8, 2018.
In connection with the closing of the Credit Facilities, commitments pursuant to the Revolving Credit Facility were terminated, liens granted to the collateral agent pursuant thereto were released in full, and Revolving Credit Facility borrowings outstanding were repaid by the Company using proceeds from the Credit Facilities.
The Credit Facilities agreement contains numerous covenants that, if breached, could result in a default under the agreement. These covenants include a financial covenant that requires the Company to maintain a minimum amount of consolidated adjusted EBITDA (as defined in the agreement) during various applicable fiscal periods beginning with the fiscal quarter ending March 31, 2017. The Company is also required to maintain specified minimum amounts of net working capital (as defined in the agreement) and consolidated liquidity (as defined in the agreement). The Credit Facilities agreement also provides that a default could result from the occurrence of any condition, act, event or development that results or could be reasonably expected to result in a material adverse effect (as defined in the agreement). In the event of a default, the Financial Institutions could elect to declare all amounts borrowed due and payable, including accrued interest and any other obligations under the Credit Facilities. Any such acceleration would also result in a default under the indentures governing the New Secured Notes and the New Convertible Notes. As of December 31, 2016, the Company was in compliance with all covenants in the Credit Facilities agreement.
On April 6, 2017, the Company entered into an amendment to the Credit Facilities agreement. Under this amendment, the Financial Institutions agreed that the financial covenants related to consolidated adjusted EBITDA and specified minimum amounts of net working capital and consolidated liquidity, all as described in the preceding paragraph, would cease to apply for the period from March 31, 2017 through and including May 31, 2018 (refer to Note 15 - Subsequent Events to the Consolidated Financial Statements).
The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities, such as making acquisitions or paying dividends, among other things.
For additional information regarding the terms of the New Secured Notes, the New Convertible Notes and the Credit Facilities, refer to Note 5 - Debt to the Consolidated Financial Statements.

Although the Company remains confident that it will have adequate liquidity over the next twelve months to operate its business and meet its cash requirements, further reduction in the Company’s long-term debt and cash interest obligations would strengthen its financial position and flexibility and therefore remains a key near-term financial objective. To achieve this objective, on April 6, 2017, the Company entered into a restructuring support agreement (the “RSA”) with certain of its creditors, including certain holders of the Company’s (a) term loans under its Credit Facilities agreement, as amended, (b) New Secured Notes, and (c) New Convertible Notes. The RSA contemplates the financial restructuring of the debt and equity of the Company and the subsidiaries (the “Restructuring”) pursuant to a Restructuring Term Sheet attached to the RSA as an exhibit (the “Term Sheet”). The Term Sheet sets forth the terms and condition of the Restructuring and provides for the consummation thereof either as part of out-of-court proceedings or by prepackaged Chapter 11 plan of reorganization (a “Plan”) confirmed by the U.S. Bankruptcy Court for the District of Delaware. If this were consummated through a Plan, the Plan would be confirmed following a filing by the Company for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While there is still uncertainty about whether or not this action will be consummated out-of-court or through the U.S. Bankruptcy Court, this action, or similar actions, would be dilutive to the holders or the Company’s outstanding equity securities and could adversely affect the trading prices and values of the Company’s current debt and equity securities.
Through its restructuring and refinancing efforts, the Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2016 were $35.6 million, with approximately $26.7 million of the Company’s consolidated cash and cash equivalents balance residing in the United States.
Working capital, defined as current assets less current liabilities, and the balances of its significant components were as follows:

	December 31,		Working Capital
(Dollar amounts in millions)	2016	2015	Increase (Decrease)
Working capital	$203.9	$256.4	$(52.5)
Inventory	146.6	216.1	(69.5)
Accounts receivable	64.4	73.2	(8.8)
Accounts payable	33.1	45.6	12.5
Accrued and other current liabilities	10.4	16.8	6.4
Accrued payroll and employee benefits	9.5	11.2	1.7
Cash and cash equivalents	35.6	11.1	24.5
As noted previously, the Company‘s principal source of liquidity is cash flows from operations. The Company currently plans that it will have sufficient cash flows from its operations to continue as a going concern, but these plans rely on certain underlying assumptions and estimates that may differ from actual results. Such assumptions include improvements in operating results and cash flows driven by the restructuring activities taken during 2016 and 2015 that streamlined the Company’s organizational structure, lowered operating costs and increased liquidity.
Capital Expenditures
Cash paid for capital expenditures in 2016 was $3.5 million, compared to $7.2 million in 2015. Expenditures during 2016 include approximately $0.7 million for leasehold improvements at the Company's warehouse in Janesville, Wisconsin and $0.3 million related to software licenses and IT equipment. The balance of the capital expenditures in 2016 are the result of normal equipment, building improvement and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will be approximately $6.0 million to $7.0 million in 2017.

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
At December 31, 2016, the Company’s contractual obligations, including estimated payments by period, were as follows (amounts in millions):

Payments Due In	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Long-term debt obligations (excluding capital lease obligations)	$298.9	$—	$298.9	$—	$—
Interest payments on debt obligations (a)	67.5	34.8	32.7	—	—
Capital lease obligations	0.1	0.1	—	—	—
Operating lease obligations	50.0	8.3	14.4	10.8	16.5
Build-to-suit lease obligation (b)	17.3	—	2.4	2.5	12.4
Purchase obligations (c)	107.7	107.7	—	—	—
Other (d)	6.2	1.8	0.4	0.5	3.5
Total	$547.7	$152.7	$348.8	$13.8	$32.4

a)
Interest payments on debt obligations represent interest on all Company debt outstanding as of December 31, 2016 including the imputed interest on capital lease payments. All debt outstanding as of December 31, 2016 was fixed rate debt.

b)
The Company entered into a lease agreement in 2015 for its operating facility in Janesville, Wisconsin. For accounting purposes only, the Company has determined that this is a build-to-suit lease. Amounts represent future rent payments to be made on the lease which are allocated for accounting purposes between a reduction in the build-to-suit liability over the life of the build-to-suit lease obligation and interest expense.

c)
Purchase obligations consist of raw material purchases made in the normal course of business. The Company has contracts to purchase minimum quantities of material with certain suppliers. For each contractual purchase obligation, the Company generally has a purchase agreement from its customer for the same amount of material over the same time period.

d)	Other is comprised of deferred revenues that represent commitments to deliver products and amounts to be paid to withdraw from a multi-employer pension plan.
The table and corresponding footnotes above do not include $12.4 million of non-current liabilities recorded on the consolidated balance sheets. These non-current liabilities consist of $6.4 million of liabilities related to the Company’s non-funded pension and postretirement benefit plans for which payment periods cannot be determined. Non-current liabilities also include $6.0 million of other non-current liabilities, which were excluded from the table as the amounts due and timing of payments (or receipts) at future contract settlement dates cannot be determined.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2016, the Company does not anticipate making significant cash contributions to the pension plans in 2017.
Effective as of December 31, 2016, the Company merged the assets and liabilities of its two Company-sponsored qualified pension plans into a single, qualified pension plan. The merger did not affect the assets or liabilities of the pension plans, but it is expected to reduce the Company's future funding requirements.
The investment target portfolio allocation for the Company-sponsored pension plans and supplemental pension plan focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Refer to “Retirement Plans” within Critical Accounting Policies and Note 10 - Employee Benefit Plans to the Consolidated Financial Statements for additional details regarding other plan assumptions.

Off-Balance Sheet Arrangements
With the exception of operating lease financing on certain equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees of third parties.
The Company was party to a multi-employer pension plan in Ohio. In connection with the April 2015 restructuring plan, the Company elected to withdraw from the Ohio multi-employer pension plan. The liability associated with the withdrawal from this plan is estimated by the Company to be $3.5 million, which is included in the Consolidated Balance Sheet at December 31, 2016. The Company expects to settle this liability with payments of $0.2 million per year over a twenty-year period. With the withdrawal from the Ohio multi-employer plan, the Company does not participate in any multi-employer pension plans as of December 31, 2016.
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
Revenue Recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at time of shipment represented less than 2% of the Company’s consolidated net sales for the years ended December 31, 2016, 2015 and 2014. Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
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
For purposes of assessing whether it is more-likely-than-not that deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 12 - Income Taxes to the Consolidated Financial Statements, for further information about the Company's valuation allowance assessments.
The Company has incurred significant losses in recent years. The Company’s operations in the United States and Canada continue to have cumulative pre-tax losses for the three-year period ended December 31, 2016.  As a result of the Company being in a net deferred tax asset position as of December 31, 2016 and 2015 in these jurisdictions, coupled with the negative evidence of significant cumulative three-year pre-tax losses, the Company has provided a valuation allowance against its net deferred tax assets in the United States and Canada. The Company continues to maintain valuation allowances against its net deferred tax asset positions in China, France, and the UK due to negative evidence such as historical pre-tax and taxable losses.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for its pension plans were 3.70 - 3.83% at December 31, 2016 and 4.00% at December 31, 2015.
During the fourth quarter of 2015, the Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic postretirement benefit cost for the Company’s pension and other postretirement benefit plans. Previously, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated postretirement benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s pension obligation or accumulated postretirement benefit obligation. The Company accounted for this change as a change in accounting estimate and it was applied prospectively starting in 2016. The adoption of the spot rate approach decreased the service cost and interest cost components of net periodic pension and postretirement benefit costs by approximately $1.2 million in 2016.
The Company’s pension plan asset portfolio as of December 31, 2016 is primarily invested in fixed income securities with a duration of approximately 12 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 8% since 2008 when the Company changed its target investment allocation to focus primarily on fixed income securities. In 2016, the pension plan assets earned approximately 8%.The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. There was a funding surplus of approximately 2% at December 31, 2016 compared to a funding deficit of 5% at December 31, 2015.

To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.
The Company used the following weighted average discount rates and expected return on plan assets to determine the net periodic pension cost:

	2016	2015
Discount rate	4.00%	3.50 - 3.75%
Expected long-term rate of return on plan assets	5.25%	5.25%
Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension cost (amounts in millions):

Impact on 2016 Expenses - Increase (Decrease)
50 basis point decrease in discount rate	$0.6
50 basis point increase in discount rate	(0.7)
50 basis point decrease in expected return on assets	0.8
Inventories — Inventories are stated at the lower of cost or market. The market price of metals is subject to volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory. We analyze the carrying value of inventory for impairment if circumstances indicate impairment may have occurred. If an impairment occurs, the amount of impairment loss is determined by measuring the excess of the carrying value of inventory over the net realizable value of inventory.
The Company maintains an allowance for excess and obsolete inventory. The excess and obsolete inventory allowance is determined through the specific identification of material, adjusted for expected scrap value to be received, based upon product knowledge, estimated future demand, market conditions and an aging analysis of the inventory on hand.  Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Although the Company believes its estimates of the inventory allowance are reasonable, actual financial results could differ from those estimates due to inherent uncertainty involved in making such estimates. Changes in assumptions around the estimated future demand, selling price, scrap value, a decision to reduce inventories to increase liquidity, or other underlying assumptions could have a significant impact on the carrying value of inventory, future inventory impairment charges, or both.
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
Due to continued sales declines, net losses and lower than projected cash flows, the Company tested its long-lived assets for impairment during the fourth quarters of 2016 and 2015. Testing of the Company's other long-lived assets indicated that the undiscounted cash flows of those assets exceeded their carrying values, and the Company concluded that no impairment existed at December 31, 2016 and 2015 and the remaining useful lives of its long-lived assets were appropriate. The Company also tested its long-lived assets for impairment at May 31, 2014, the date of the Company's interim goodwill impairment analysis, and in the second quarter of 2015 in conjunction with the announced restructuring activities. Both times, the Company concluded that no impairment existed and the remaining useful lives of its long-lived assets were appropriate. The Company will continue to monitor its long-lived assets for impairment.

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
The Company’s pension plan asset portfolio as of December 31, 2016 and 2015 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair value disclosures for the Company's New Secured Notes are determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy. The fair value of the New Convertible Notes, including the bifurcated embedded conversion option that is measured at fair value on a recurring basis, falls within Level 3 of the fair value hierarchy, and is measured using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the New Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature.
The main inputs and assumptions into the fair value model for the New Convertible Notes and embedded conversion option at December 31, 2016 were as follows:

Company's stock price at the end of the period	$0.25
Expected volatility	97.90%
Credit spreads	69.8%
Risk-free interest rate	1.47%
The fair value of the Warrants to purchase shares of the Company's common stock issued in connection with the December 2016 closing of the Company's new Credit Facilities falls within Level 3 of the fair value hierarchy, and was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	97.90%
Risk-free interest rate	1.03%
Expected life (in years)	1.5
Expected dividend yield	—
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
Interest Rate Risk — The Company had no variable rate long-term debt outstanding as of December 31, 2016, but it is exposed to market risk related to its fixed rate long-term debt. The Company does not utilize derivative instruments to manage exposure to interest rate changes. The market value of the Company’s $298.9 million of fixed rate long-term debt may be impacted by changes in interest rates.
Commodity Price Risk — The Company’s raw material costs are comprised primarily of engineered metals. Market risk arises from changes in the price of steel and other metals. Although average selling prices generally increase or decrease as material costs increase or decrease, the impact of a change in the purchase price of materials is more immediately reflected in the Company’s cost of materials than in its selling prices. The ability to pass surcharges on to customers immediately can be limited due to contractual provisions with those customers. Therefore, a lag may exist between when the surcharge impacts net sales and cost of materials, respectively, which could result in a higher or lower operating profit.
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At December 31, 2016, the Company had no executed forward contracts outstanding.
Foreign Currency Risk — The Company conducts the majority of its business in the United States, but also has operations in Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company’s results of operations historically have not been materially affected by foreign currency transaction gains and losses and, therefore, the Company has no financial instruments in place for managing the exposure to foreign currency exchange rates. The Company also has certain outstanding intercompany borrowings denominated in the U.S. dollar at its Canadian and United Kingdom subsidiaries. These intercompany borrowings are not hedged.
The Company recognized $8.1 million of foreign currency transaction losses during the year ended December 31, 2016, which were primarily related to the unhedged intercompany borrowings at the Company's United Kingdom subsidiary. These intercompany borrowings may cause foreign currency exposure, which could be significant, in future periods if they remain unhedged.

ITEM 8 — Financial Statements and Supplementary Data
(Amounts in thousands, except par value and per share data)

A.M. Castle & Co. Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 31,
	2016	2015	2014
Net sales	$533,150	$637,937	$841,672
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	421,290	581,210	652,427
Warehouse, processing and delivery expense	84,555	100,904	126,696
Sales, general and administrative expense	68,273	77,851	94,162
Restructuring expense (income)	12,942	9,008	(2,960)
Depreciation and amortization expense	16,378	23,318	24,380
Impairment of intangible assets	—	33,742	—
Impairment of goodwill	—	—	56,160
Total costs and expenses	603,438	826,033	950,865
Operating loss	(70,288)	(188,096)	(109,193)
Interest expense, net	36,422	40,523	39,836
Unrealized gain on embedded debt conversion option	(10,450)	—	—
Debt restructuring loss, net	8,617	—	—
Other expense, net	7,582	6,306	4,323
Loss from continuing operations before income taxes and equity in (losses) earnings of joint venture	(112,459)	(234,925)	(153,352)
Income tax benefit	(2,546)	(23,570)	(22,943)
Loss from continuing operations before equity in (losses) earnings of joint venture	(109,913)	(211,355)	(130,409)
Equity in (losses) earnings of joint venture	(4,177)	(1,426)	7,691
Loss from continuing operations	(114,090)	(212,781)	(122,718)
Income from discontinued operations, net of income taxes	6,108	3,016	3,330
Net loss	$(107,982)	$(209,765)	$(119,388)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(3.93)	$(9.04)	$(5.25)
Discontinued operations	0.21	0.13	0.14
Net basic and diluted loss per common share	$(3.72)	$(8.91)	$(5.11)

Comprehensive loss:
Foreign currency translation adjustments	$494	$(6,642)	$(5,377)
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $(3,669), $0 and $8,449	7,388	9,937	(12,996)
Other comprehensive income (loss)	7,882	3,295	(18,373)
Net loss	(107,982)	(209,765)	(119,388)
Comprehensive loss	$(100,100)	$(206,470)	$(137,761)
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Balance Sheets
	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$35,624	$11,100
Accounts receivable, less allowances of $1,945 and $2,380, respectively	64,385	73,191
Inventories	146,603	216,090
Prepaid expenses and other current assets	10,141	10,424
Income tax receivable	433	346
Current assets of discontinued operations	—	37,140
Total current assets	257,186	348,291
Investment in joint venture	—	35,690
Intangible assets, net	4,101	10,250
Prepaid pension cost	8,501	8,422
Deferred income taxes	381	378
Other noncurrent assets	9,449	6,109
Property, plant and equipment:
Land	2,070	2,519
Buildings	37,341	39,778
Machinery and equipment	125,836	153,955
Property, plant and equipment, at cost	165,247	196,252
Accumulated depreciation	(115,537)	(131,691)
Property, plant and equipment, net	49,710	64,561
Noncurrent assets of discontinued operations	—	19,805
Total assets	$329,328	$493,506
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$33,083	$45,606
Accrued payroll and employee benefits	9,485	11,246
Accrued and other current liabilities	10,369	16,832
Income tax payable	209	33
Current portion of long-term debt	137	7,012
Current liabilities of discontinued operations	—	11,158
Total current liabilities	53,283	91,887
Long-term debt, less current portion	286,459	310,614
Deferred income taxes	—	4,169
Build-to-suit liability	12,305	13,237
Other noncurrent liabilities	5,978	7,935
Pension and postretirement benefit obligations	6,430	18,676
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred, $0.00 par value); no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value—60,000 shares authorized; 32,768 shares issued and 32,566 outstanding at December 31, 2016 and 23,888 shares issued and 23,794 outstanding at December 31, 2015	327	238
Additional paid-in capital	244,825	226,844
Accumulated deficit	(253,291)	(145,309)
Accumulated other comprehensive loss	(25,939)	(33,821)
Treasury stock, at cost—202 shares at December 31, 2016 and 94 shares at December 31, 2015	(1,049)	(964)
Total stockholders’ (deficit) equity	(35,127)	46,988
Total liabilities and stockholders’ (deficit) equity	$329,328	$493,506
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Cash Flows
	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(107,982)	$(209,765)	$(119,388)
Less: Income from discontinued operations, net of income taxes	6,108	3,016	3,330
Loss from continuing operations	(114,090)	(212,781)	(122,718)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	16,378	23,318	24,380
Amortization of deferred loss (gain)	(83)	5	(261)
Amortization of deferred financing costs and debt discount	4,798	8,355	8,064
Debt restructuring loss	8,617	—	—
Loss from lease termination	2,200	—	—
Unrealized gain on embedded debt conversion option	(10,450)	—	—
Impairment of intangible assets	—	33,742	—
Impairment of goodwill	—	—	56,160
Non-cash write-down of inventory	—	53,971	—
(Gain) loss on sale of property, plant & equipment	1,874	(21,568)	(5,603)
Unrealized (gains) losses on commodity hedges	(1,015)	(600)	(1,256)
Unrealized foreign currency transaction losses	4,506	5,385	3,540
Equity in losses (earnings) of joint venture	4,141	1,426	(7,691)
Dividends from joint venture	—	316	12,127
Pension curtailment	—	2,923	—
Pension settlement	—	3,915	—
Deferred income taxes	(4,354)	(25,789)	(21,077)
Share-based compensation expense	1,154	828	1,972
Excess tax benefits from share-based payment arrangements	—	—	(76)
Other, net	3	—	—
Changes in assets and liabilities:
Accounts receivable	6,100	34,412	(4,706)
Inventories	65,712	64,019	(20,013)
Prepaid expenses and other current assets	1,358	(7,818)	(491)
Other non-current assets	1,993	(520)	1,686
Prepaid pension costs	(59)	2,675	387
Accounts payable	(8,449)	(7,072)	2,849
Accrued payroll and employee benefits	300	6,938	(230)
Income tax payable and receivable	(105)	2,083	(772)
Accrued and other current liabilities	(6,514)	845	(4,080)
Postretirement benefit obligations and other non-current liabilities	(3,063)	(1,762)	(1,002)
Net cash used in operating activities of continuing operations	(29,048)	(32,754)	(78,811)
Net cash (used in) from operating activities of discontinued operations	(5,914)	10,621	3,734
Net cash used in operating activities	(34,962)	(22,133)	(75,077)
Investing activities:
Proceeds from sale of investment in joint venture	31,550	—	—
Capital expenditures	(3,499)	(7,171)	(11,184)
Proceeds from sale of property, plant and equipment	3,265	28,631	7,464
Cash collateralization of letters of credit	(7,968)	—	—
Net cash from (used in) investing activities of continuing operations	23,348	21,460	(3,720)
Net cash from (used in) investing activities of discontinued operations	53,570	(1,079)	(1,167)
Net cash from (used in) investing activities	76,918	20,381	(4,887)
Financing activities:
Proceeds from long-term debt	722,547	967,035	462,404
Repayments of long-term debt	(725,821)	(960,962)	(403,811)
Payments of debt restructuring costs	(9,802)	—	—
Payments of debt issue costs	(2,472)	—	(627)

A.M. Castle & Co. Consolidated Statements of Cash Flows
	Year Ended December 31,
	2016	2015	2014
Payments of build-to-suit liability	(932)	(500)	—
Exercise of stock options	—	—	158
Excess tax benefits from share-based payment arrangements	—	—	76
Net cash (used in) from financing activities	(16,480)	5,573	58,200
Effect of exchange rate changes on cash and cash equivalents	(952)	(1,175)	(611)
Net change in cash and cash equivalents	24,524	2,646	(22,375)
Cash and cash equivalents—beginning of year	11,100	8,454	30,829
Cash and cash equivalents—end of year	$35,624	$11,100	$8,454
See Note 1 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' (Deficit) Equity
	Common Shares	Treasury Shares	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	23,471	(62)	$—	$234	$(767)	$223,893	$183,844	$(18,743)	$388,461
Net loss							(119,388)		(119,388)
Foreign currency translation								(5,377)	(5,377)
Change in unrecognized pension and postretirement benefit costs, net of $8,449 tax effect								(12,996)	(12,996)
Long-term incentive plan						1,456			1,456
Exercise of stock options and other	159	(9)		2	(113)	604			493
Balance at December 31, 2014	23,630	(71)	$—	$236	$(880)	$225,953	$64,456	$(37,116)	$252,649
Net loss							(209,765)		(209,765)
Foreign currency translation								(6,642)	(6,642)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect								9,937	9,937
Long-term incentive plan						149			149
Exercise of stock options and other	258	(23)		2	(84)	742			660
Balance at December 31, 2015	23,888	(94)	$—	$238	$(964)	$226,844	$(145,309)	$(33,821)	$46,988
Net loss							(107,982)		(107,982)
Foreign currency translation								494	494
Change in unrecognized pension and postretirement benefit costs, $(3,669) tax effect								7,388	7,388
Conversion of convertible notes	8,576			86		16,543			16,629
Common stock warrants issued						200			200
Long-term incentive plan						882			882
Exercise of stock options and other	304	(108)		3	(85)	356			274
Balance at December 31, 2016	32,768	(202)	$—	$327	$(1,049)	$244,825	$(253,291)	$(25,939)	$(35,127)
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Amounts in thousands except par value and per share data)
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals distribution company serving principally the North American market. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
The Company’s corporate headquarters is located in Oak Brook, Illinois. The Company has 21 operational service centers located throughout North America (16), Europe (3) and Asia (2).
The Company purchases metals from many producers. Purchases are made in large lots and held in distribution centers until sold, usually in smaller quantities and often with value-added processing services performed. Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization.
Basis of presentation — The consolidated financial statements include the accounts of A. M. Castle & Co. and its subsidiaries over which the Company exhibits a controlling interest. The equity method of accounting was used for the Company’s 50% owned joint venture, Kreher Steel Company, LLC (“Kreher”) until the Company sold its investment in Kreher in August 2016. All intercompany accounts and transactions have been eliminated.
In March 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"). TPI is reflected in the accompanying consolidated financial statements as a discontinued operation.
The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company's principal source of liquidity is cash flows from operations. During the year ended December 31, 2016, the Company incurred a net loss from continuing operations of $114,090 and used cash from continuing operations of $29,048. The Company's plan indicates that it will have sufficient cash flows from its operations to continue as a going concern. The Company's ability to have sufficient cash flows to continue as a going concern is based on plans that rely on certain underlying assumptions and estimates that may differ from actual results.
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
Revenue recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 2% of the Company’s consolidated net sales for the years ended December 31, 2016, 2015 and 2014. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. For the years ended December 31, 2016, 2015 and 2014, shipping and handling costs included in warehouse, processing and delivery expenses were $26,370, $26,641 and $33,598, respectively.

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
Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the table below:

	2016	2015	2014
Balance, beginning of year	$2,380	$2,471	$2,744
Add Provision charged to expense	37	678	184
Recoveries	32	26	105
Less Charges against allowance	(504)	(795)	(562)
Balance, end of year	$1,945	$2,380	$2,471
Cost of materials — Cost of materials consists of the costs the Company pays for metals and related inbound freight charges. It excludes depreciation and amortization which are discussed below.
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

Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Year Ended December 31,
	2016	2015	2014
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$59	$667	$434
Capital lease obligations	—	—	873
Property, plant and equipment subject to build-to-suit lease	—	13,735	—
Cash paid during the year for:
Interest	31,404	32,934	32,278
Income taxes	2,434	1,980	1,800
Cash received during the year for:
Income tax refunds	500	1,798	2,284
Inventories — Inventories consist primarily of finished goods. All of the Company's continuing operations use the average cost method in determining the cost of inventory.
The Company maintains an allowance for excess and obsolete inventory. The excess and obsolete inventory allowance is determined through the specific identification of material, adjusted for expected scrap value to be received, based on previous sales experience.
Excess and obsolete inventory allowance activity is presented in the table below:

	2016	2015	2014
Balance, beginning of year	$13,075	$18,852	$8,991
Add Provision charged to expense	5,857	28,903	11,959
Less Charges against allowance	(11,055)	(34,680)	(2,098)
Balance, end of year	$7,877	$13,075	$18,852
In 2015, the Company recognized a non-cash charge of $61,472, primarily related to inventory and purchase commitments of the Company's Houston and Edmonton locations, where the Company ceased operations in February 2016. The non-cash charge is reported in cost of materials in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015.
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
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense for 2016, 2015 and 2014 was $10,252, $12,671 and $12,750, respectively.
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
Intangible assets — The majority of the Company’s recorded intangible assets as of December 31, 2016 were acquired as part of the Transtar acquisition in September 2006 and consist of customer relationships. Intangible assets related to non-compete agreements and developed technology acquired in the Transtar acquisition and Tube Supply, Inc. (“Tube Supply”) acquisition in 2011 were fully amortized in 2014. In 2015, the Company concluded that the remaining customer relationships and trade name intangible assets acquired in the Tube Supply acquisition were impaired and a $33,742 non-cash impairment charge (none of which was deductible for tax purposes) was recorded for the year ended December 31, 2015. The non-cash impairment charge recorded removed all the remaining finite-lived intangible assets associated with the Tube Supply acquisition. The initial values of the intangible assets were based on a discounted cash flow valuation using assumptions made by management as to future revenues from select customers, the level and pace of attrition in such revenues over time and assumed operating income amounts generated from such revenues. These intangible assets are amortized over their useful lives, which are 4 to 12 years for customer relationships and 1 to 10 years for trade names. Useful lives are estimated by management and determined based on the timeframe over which a significant portion of the estimated future cash flows are expected to be realized from the respective intangible assets. Furthermore, when certain conditions or certain triggering events occur, a separate test for impairment, which is included in the impairment test for long-lived assets discussed above, is performed. If the intangible asset is deemed to be impaired, such asset will be written down to its fair value.
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
During 2016, the Company pledged its foreign assets as collateral for certain borrowings. This resulted in a foreign income inclusion in the U.S. under Internal Revenue Code ("IRC") Section 956, which was comprised of current and accumulated earnings and profits. There are no remaining undistributed earnings as of December 31, 2016 on which the Company would need to record any additional deferred tax liability.
The Company's 50% ownership interest in Kreher (Note 3 - Joint Venture to the Consolidated Financial Statements) was through a 50% interest in a limited liability company (LLC) taxed as a partnership. Kreher has two subsidiaries organized as individually taxed C-Corporations. The Company included in its income tax provision the income tax liability on its share of Kreher income. The income tax liability of Kreher itself is generally treated as a current income tax expense and the income tax liability associated with the profits of the two subsidiaries of Kreher is treated as a deferred income tax expense. The Company could not independently cause a dividend to be declared by one of Kreher's subsidiaries; therefore, no benefit of a dividend received deduction could be recognized in the Company's tax provision until a dividend was declared. If one of Kreher's C-Corporation subsidiaries declared a dividend payable to Kreher, the Company recognized a benefit for the 80% dividends received deduction on its 50% share of the dividend.
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
The Company is self-insured up to a retention amount for medical insurance for its domestic operations. Self-insurance reserves are maintained based on incurred but not paid claims based on a historical lag.
Foreign currency — For the majority of the Company’s non-U.S. operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. The currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive loss, a separate component of stockholders’ (deficit) equity. Transaction gains or losses resulting from foreign currency transactions have historically been primarily related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
Loss per share — Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock plus common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s convertible senior notes, which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive.

The following table is a reconciliation of the basic and diluted loss per share calculations:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Loss from continuing operations	$(114,090)	$(212,781)	$(122,718)
Income from discontinued operations, net of income taxes	6,108	3,016	3,330
Net loss	$(107,982)	$(209,765)	$(119,388)
Denominator:
Weighted average common shares outstanding	29,009	23,553	23,359
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted loss per share	29,009	23,553	23,359

Basic earnings (loss) per common share:
Continuing operations	$(3.93)	$(9.04)	$(5.25)
Discontinued operations	0.21	0.13	0.14
Net basic loss per common share	$(3.72)	$(8.91)	$(5.11)

Diluted earnings (loss) per common share:
Continuing operations	$(3.93)	$(9.04)	$(5.25)
Discontinued operations	0.21	0.13	0.14
Net diluted loss per common share	$(3.72)	$(8.91)	$(5.11)
Excluded outstanding share-based awards having an anti-dilutive effect	2,640	1,071	388
Excluded "in the money" portion of convertible notes having an anti-dilutive effect	—	—	365
Excluded "in the money" portion of common stock warrants having an anti-dilutive effect	—	—	—
Convertible notes and common stock warrants are dilutive to the extent the Company generates net income and the average stock price during the annual period is greater than the conversion prices and exercise prices of the convertible notes and common stock warrants, respectively. The convertible notes and common stock warrants are only dilutive for the “in the money” portion of the convertible notes and common stock warrants that could be settled with the Company’s stock.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, retail, marine and automotive sectors of the economy. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals-using industries. The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represented more than 4% of the Company’s 2016 total net sales. Approximately 63% of the Company’s net sales are from locations in the United States.
Share-based compensation — The Company offers share-based compensation awards to executives, other key employees and directors. Share-based compensation expense is recognized ratably over the vesting period or performance period, as appropriate, based on the grant date fair value of the stock award. The Company may either issue shares from treasury or new shares upon share option exercise or award issuance. Management estimates the probable number of awards that will ultimately vest when calculating the share-based compensation expense for its Long-Term Compensation Plans ("LTCP") and Short-Term Incentive Programs ("STIP"). As of December 31, 2016, the Company’s weighted average forfeiture rate is approximately 47%. The actual number of awards that vest may differ from management’s estimate.

Stock options generally vest in one to three years for executives and employees and non-vested shares granted to directors vest in one to three years. Stock options have an exercise price equal to the closing price of the Company’s stock on the date of grant (options granted in 2016 and 2015) or the average closing price of the Company’s stock for the 10 trading days preceding the grant date (options granted in 2010) and have a contractual life of eight to 10 years. Stock options are valued using a Black-Scholes option-pricing model. Non-vested shares are valued based on the market price of the Company's stock on the grant date. The Company granted non-qualified stock options under its STIP and LTCP in 2016 and 2015.
Under the 2015 LTCP, the total potential award is comprised of non-qualified stock options and restricted stock units ("RSUs"), which are time vested and once vested entitle the participant to receive shares of the Company's common stock. Under the 2014 LTCP, the total potential award is comprised of RSUs and performance share units ("PSUs"), which are based on the Company's performance compared to target goals. The PSUs awarded are based on two independent conditions, the Company’s relative total shareholder return ("RTSR"), which represents a market condition, and Company-specific target goals for return on invested capital ("ROIC") as defined in the LTCP. RSUs generally vest in three years. RSU and ROIC PSU awards are valued based on the market price of the Company's stock on the grant date, and the value of RTSR PSU awards is estimated using a Monte Carlo simulation model. No PSUs were awarded under the 2016 LTCP or 2015 LTCP.
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
ROIC is measured based on the Company's average actual performance versus Company-specific goals as defined in each year's LTCP over a three-year performance period. Compensation expense recognized is based on management's expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized for the ROIC PSU awards and any previously recognized compensation expense is reversed.
Final RTSR and ROIC PSU award vesting will occur at the end of the three-year performance period, and distribution of PSU awards granted under the LTCP are determined based on the Company’s actual performance versus the target goals for a three-year performance period, as defined in each year's LTCP. Partial awards can be earned for performance that is below the target goal, but in excess of threshold goals, and award distributions up to twice the target can be achieved if the target goals are exceeded.
Unless covered by a specific change-in-control or severance arrangement, participants to whom RSUs, PSUs, stock options and non-vested shares have been granted must be employed by the Company on the vesting date or at the end of the performance period, as appropriate, or the award will be forfeited.
New Accounting Standards Updates
Standards Updates Adopted
Effective December 31, 2016, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU provides additional guidance surrounding the disclosure of going concern uncertainties in the financial statements and implements requirements for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The Company's assessment of its ability to continue as a going concern is further discussed in the Basis of Presentation above. The adoption of ASU 2014-15 did not have a material impact on the Company's consolidated financial position, results of operations, cash flows or disclosures.
Standards Updates Issued Not Yet Effective
In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers must present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item(s) that includes the service cost component and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued. The Company is currently evaluating the impact the adoption of ASU No. 2017-07 will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to reduce the existing diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 must be applied retrospectively to all periods presented with limited exceptions. For public companies, the amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. Under ASU No. 2016-09, a Company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital pool and significantly reducing the complexity and cost of accounting for excess tax benefits and tax deficiencies. For interim reporting purposes, excess tax benefits and tax deficiencies are considered discrete items in the reporting period in which they occur and are not included in the estimate of an entity’s annual effective tax rate. ASU No. 2016-09 further eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. For public companies, the ASU must be prospectively applied, and is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. The Company does not believe that the adoption of ASU No. 2016-09 will have a material impact on its consolidated financial statements; however, the impact is affected by future transactions and changes in the Company's stock price.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU No. 2016-02 also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach, and are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2016-02 will have on its consolidated financial statements, but the Company expects that most existing operating lease commitments will be recognized as operating lease obligations and right-of-use assets as a result of adoption.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU permits the use of either the retrospective or modified retrospective (cumulative-effect) transition method of adoption. ASU No. 2015-14, "Deferral of the Effective Date," was issued in August 2015 to defer the effective date of ASU No. 2014-09 for public companies until annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients," and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which provide supplemental adoption guidance and clarification to ASC No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 must be adopted concurrently with the adoption of ASU No. 2014-09. The Company continues to evaluate the impact of these ASU's on its consolidated financial statements and disclosures, and plans to adopt these ASU's in the first quarter of 2018 under the modified retrospective transition method.

(2) Discontinued Operation
On March 15, 2016, the Company completed the sale of TPI for $55,070 in cash, subject to customary working capital adjustments. Under the terms of the sale, $1,500 of the purchase price was placed into escrow pending adjustment based upon the final calculation of the working capital at closing. The Company and the buyer agreed to the final working capital adjustment during the third quarter of 2016, which resulted in the full escrowed amount being returned to the buyer. The sale resulted in pre-tax and after-tax gains of $2,003 and $1,306, respectively, for the year ended December 31, 2016.
Prior to the sale of TPI, the Company had two reportable segments consisting of its Plastics segment and its Metals segment. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable segment.
Summarized results of the discontinued operation were as follows:

	Year Ended December 31,
	2016	2015	2014
Net sales	$29,680	$132,821	$138,165
Cost of materials	21,027	93,405	97,981
Operating costs and expenses	7,288	32,994	33,830
Interest expense(a)	333	1,457	712
Income from discontinued operations before income taxes	$1,032	$4,965	$5,642
Income tax (benefit) expense (b)	(3,770)	1,949	2,312
Gain on sale of discontinued operations, net of income taxes	1,306	—	—
Income from discontinued operations, net of income taxes	$6,108	$3,016	$3,330
(a) Interest expense was allocated to the discontinued operation based on the debt that was required to be paid as a result of the sale of TPI.
(b) Income tax expense for the year ended December 31, 2016 includes $4,207 reversal of valuation allowance resulting from the sale of TPI.
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

(3) Joint Venture
Kreher Steel Company, LLC, a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois, was a 50% owned joint venture of the Company. In June 2016, the Company received an offer from its joint venture partner to purchase its ownership share in Kreher for an amount that was less than the current carrying value of the Company's investment in Kreher. The Company determined that the offer to purchase its ownership share in Kreher at a purchase price lower than the carrying value indicated that it may not be able to recover the full carrying amount of its investment, and therefore recognized a $4,636 other-than-temporary impairment charge in the second quarter of 2016 to reduce the carrying amount of the investment to the negotiated purchase price. Prior to receiving the purchase offer, the Company had no previous indicators that its investment in Kreher had incurred a loss in value that was other-than-temporary. In August 2016, the Company completed the sale of its ownership share in Kreher to its joint venture partner for aggregate cash proceeds of $31,550, which resulted in a loss on disposal of $5, including selling expenses. The impairment charge and the loss on disposal are reported in equity in earnings (losses) of joint venture in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016. Because the sale of the Company's investment in Kreher is not considered to be a strategic shift that will have a major effect on the Company's operations and financial results, the results of Kreher are reflected within continuing operations in the Consolidated Financial Statements.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31:

	2016	2015	2014
Equity in earnings (losses) of joint venture	$(4,177)	$(1,426)	$7,691
Investment in joint venture	—	35,690	37,443
Sales to joint venture	188	284	188
Purchases from joint venture	4	49	224
(4) Goodwill and Intangible Assets
During the second quarter of 2014, the Company concluded that under FASB Accounting Standards Codification (“ASC”) 350, "Intangibles - Goodwill and Other," its unfavorable operating results could be indicators of impairment of its Metals reporting unit's goodwill and, therefore, performed an interim impairment analysis as of May 31, 2014 using the two-step quantitative analysis. Under the first step, the Company determined that the carrying value of the Metals reporting unit exceeded its estimated fair value requiring the Company to perform the second step of the analysis. The second step of the analysis included allocating the calculated fair value (determined in the first step) of the Metals reporting unit to its assets and liabilities to determine an implied goodwill value. The result of the second step was that the goodwill of the reporting unit was impaired and a $56,160 non-cash impairment charge ($13,900 of which is deductible for tax purposes) was recorded during the three-month period ended June 30, 2014 to eliminate the reporting unit goodwill.
The following summarizes the components of the Company's intangible assets at December 31, 2016 and 2015:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,317	$63,216	$67,438	$57,188
In conjunction with the Company’s plans to reduce its indebtedness and increase liquidity, in the fourth quarter of 2015 the Company made a decision to start exploring opportunities related to certain of its under-performing oil and gas inventory and equipment. In connection with this decision, the Company began marketing the sale of the inventory and equipment of its Houston and Edmonton locations. In the first quarter of 2016, the Company sold all of the inventory and equipment at the Houston and Edmonton locations, as well as the Tube Supply trade name. The Company subsequently closed both of these locations. Given these factors, the Company determined that as of December 31, 2015, certain of its intangible assets, including the Tube Supply customer relationships and trade name acquired in connection with the Tube Supply acquisition in 2011, no longer had a remaining useful life and a $33,742 non-cash impairment charge (none of which was deductible for tax purposes) was recorded for the year ended December 31, 2015. The non-cash impairment charge removed all the remaining finite-lived intangible assets associated with the

Tube Supply acquisition, leaving only customer relationships intangible assets. The majority of the remaining customer relationships intangible assets were acquired as part of the acquisition of Transtar in September 2006. The weighted average amortization period for the remaining customer relationships intangible assets is 0.7 years.
Due to the Company’s continued sales declines, net losses and lower than projected cash flows, the Company tested its remaining long-lived assets for impairment during the fourth quarters of 2016 and 2015. Testing of the Company's other long-lived assets indicated that the undiscounted cash flows of those assets exceeded their carrying values, and the Company concluded that no impairment existed at December 31, 2016 and 2015 and the remaining useful lives of its long-lived assets were appropriate. The Company also tested its long-lived assets for impairment at May 31, 2014, the date of the Company's interim goodwill impairment analysis, and in the second quarter of 2015 in conjunction with the announced restructuring activities. Both times, the Company concluded that no impairment existed and the remaining useful lives of its long-lived assets were appropriate. The Company will continue to monitor its long-lived assets for impairment.
For the years ended December 31, 2016, 2015, and 2014, the aggregate amortization expense was $6,126, $10,647 and $11,630, respectively.
The following is a summary of the estimated annual amortization expense for each of the next 5 years:

2017	$4,101
2018	—
2019	—
2020	—
2021	—
(5) Debt
Long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
LONG-TERM DEBT
12.75% Senior Secured Notes due December 15, 2016	$—	$6,681
7.0% Convertible Notes due December 15, 2017	41	57,500
11.0% Senior Secured Term Loan Credit Facilities due September 14, 2018	99,500	—
12.75% Senior Secured Notes due December 15, 2018	177,019	203,319
Revolving Credit Facility due December 10, 2019	—	66,100
5.25% Convertible Notes due December 30, 2019	22,323	—
Other, primarily capital leases	96	428
Plus: derivative liability for embedded conversion feature	403	—
Less: unamortized discount	(7,587)	(12,255)
Less: unamortized debt issuance costs	(5,199)	(4,147)
Total long-term debt	$286,596	$317,626
Less: current portion	137	7,012
Total long-term portion	$286,459	$310,614
Secured Notes
In February 2016, the Company completed a private exchange offer and consent solicitation (the “Exchange Offer”) to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 (the “New Secured Notes”) for the Company’s outstanding 12.75% Senior Secured Notes due 2016 (the "Secured Notes"). In connection with the Exchange Offer, the Company issued $203,319 aggregate principal amount of New Secured Notes. In conjunction with the Exchange Offer, the Company solicited consents to certain proposed amendments to the Secured Notes and the related indenture (the “Existing Indenture”) providing for, among other things, elimination of substantially all restrictive covenants and certain events of default in the Existing Indenture and releasing all of the collateral securing the Secured Notes and related guarantees. In May 2016, the Company entered into an agreement providing for the exchange of $1,200 aggregate principal amount of Secured Notes for $1,200 aggregate principal amount of New Secured Notes. On August 1, 2016, the Company issued a notice of redemption with respect to the remaining outstanding Secured Notes and deposited $5,629 with the trustee (representing the aggregate principal amount plus accrued and unpaid interest to the August 31, 2016 redemption date) to effect a satisfaction and discharge of the indenture governing the Secured Notes. There is no principal amount of Secured Notes outstanding at December 31, 2016.
The New Secured Notes have substantially the same terms as the Secured Notes except for the following principal differences: (i) the New Secured Notes were offered pursuant to an exemption from the registration requirements of the Securities Act, and do not have the benefit of any exchange offer or other registration rights, (ii) the New Secured Notes effectively extend the maturity date of the Secured Notes to December 15, 2018, unless the Company is unable to both (a) complete the exchange of a portion of its 7.0% Convertible Senior Notes due 2017 (the "Convertible Notes") on or prior to June 30, 2016, and (b) redeem, on one or more occasions (each, a “Special Redemption”), an aggregate of not less than $27,500 of aggregate principal amount of the New Secured Notes on or prior to October 31, 2016, using cash available to the Company and/or net proceeds from sales of assets of the Company or a Restricted Subsidiary outside the ordinary course of business (other than net proceeds derived from the sale of accounts receivable and inventory (the “Designated Asset Sale Proceeds”)), subject to a penalty equal to 4.00% of the outstanding principal, payable in cash and/or stock, in the Company’s sole discretion (the “Special Redemption Condition”), in which case the maturity date of the New Secured Notes will be September 14, 2017, (iii) the New Secured Notes provide that, whether or not the Special Redemption Condition is satisfied, the Company will have an obligation to effect Special Redemptions using Designated Asset Sale Proceeds or other permissible funds until such time as the aggregate amount of Special Redemptions equals $40,000, (iv) the New Secured Notes contain modifications to the asset sale covenant providing that the Company shall not use any net proceeds from asset sales outside the ordinary course of business to redeem, repay or prepay the Convertible Notes, and (v) the granting of a third-priority lien on the collateral securing the New Secured Notes for the benefit of new Convertible Notes is a permitted lien under the indenture. The Company completed the exchange of a portion of its Convertible Notes prior to June 30, 2016, and satisfied the Special Redemption Condition by issuing an irrevocable notice of redemption for $27,500 of aggregate principal amount of New Secured Notes on October 31, 2016. Those New Secured Notes were subsequently redeemed on November 9, 2016.
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

The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of ASC No. 470-60, "Debt-Troubled Debt Restructurings", as the Company was determined to be experiencing financial difficulties and was granted a concession by the eligible holders. Accordingly, for the year ended December 31, 2016, the Company has expensed the eligible holder consent fees and related legal and other direct costs incurred in conjunction with the Exchange Offer in debt restructuring loss, net in the Consolidated Statements of Operations and Comprehensive Loss.
The Company pays interest on the New Secured Notes at a rate of 12.75% per annum in cash semi-annually.
Secured Term Loan Credit Facilities
On December 8, 2016, the Company entered into new secured credit facilities (the “Credit Facilities”) with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility (the “Revolving Credit Facility”). The Credit Facilities are in the form of senior secured first-lien term loan facilities in an aggregate principal amount of up to $112,000. In connection with the closing of the Credit Facilities, commitments pursuant to the Revolving Credit Facility were terminated, liens granted to the collateral agent pursuant thereto were released in full, and Revolving Credit Facility borrowings outstanding were repaid by the Company using proceeds from the Credit Facilities. Letters of credit previously issued under the Revolving Credit Facility were cash collateralized, resulting in $7,968 of restricted cash that is reflected in other noncurrent assets in the Consolidated Balance Sheet at December 31, 2016.
The Credit Facilities consist of a $75,000 initial term loan facility funded at closing and a $37,000 delayed-draw term loan facility (the “Delayed Draw Facility”). Under the Delayed Draw Facility, $24,500 was available in December 2016 and $12,500 is expected to be available in June 2017 or thereafter. In December 2016, the Company borrowed the $24,500 of the Delayed Draw Facility available in accordance with its terms.
The funding of the Credit Facilities was subject to original issue discount in an amount equal to 3.0% of the full principal amount of the Credit Facilities. The Credit Facilities bear interest at a rate per annum equal to 11.0%, payable monthly in arrears. The outstanding principal amount of the Credit Facilities and all accrued and unpaid interest thereon will be due and be payable on September 14, 2018.
In connection with the closing of the Credit Facilities, the Financial Institutions were issued warrants (the “Warrants”) to purchase an aggregate of 5,000 shares of the Company's common stock, pro rata based on the principal amount of each Financial Institution’s commitment in the Credit Facilities. Warrants to purchase 2,500 shares have an exercise price of $0.50 per share, and Warrants to purchase 2,500 shares have an exercise price of $0.65 per share. The Warrants were exercisable upon issuance and expire on June 8, 2018.
The Company determined that the Warrants are freestanding contracts that are indexed to the Company's common stock and meet the criteria for classification as equity under the authoritative accounting guidance. Accordingly, the Company separately recognized and valued the Warrants at an initial carrying value of $200, which was recorded as an increase to additional paid-in capital, with a corresponding increase in the discount to the Credit Facilities proceeds. The initial carrying amount of the Warrants will not be adjusted to fair value in future periods unless they no longer qualify for equity classification.
The shares of the Company's common stock issuable upon exercise of the Warrants are subject to registration rights under a customary registration rights agreement, dated December 8, 2016, which provides for the filing of a registration statement on Form S-3 (or another appropriate form, if Form S-3 is unavailable) to register the resale of such common stock. Under the terms of the registration rights agreement, the Company has agreed to use its best efforts to effect the registration of the shares of the Company's common stock issuable upon exercise of the Warrants, but the Company is not subject to any penalty if its efforts are unsuccessful.
All obligations of the Company under the Credit Facilities are guaranteed on a senior-secured basis by each direct and indirect, existing and future, domestic or Canadian subsidiary of the Company (the “Subsidiary Guarantors” and together with the Company, the “Credit Parties”). All obligations under the Credit Facilities are secured on a first-priority basis by a perfected security interest in substantially all assets of the Credit Parties (subject to certain exceptions for permitted liens). The Company agreed to add its foreign subsidiaries as guarantors and to direct such subsidiaries to grant a security interest in substantially all of their respective assets, subject to certain exceptions, as soon as possible after closing.
The Credit Facilities agreement contains numerous covenants that, if breached, could result in a default under the agreement. These covenants include a financial covenant that requires the Company to maintain a minimum amount of consolidated adjusted EBITDA (as defined in the agreement) during various applicable fiscal periods beginning with the fiscal quarter ending March 31, 2017. The Company is also required to maintain specified minimum amounts of net working capital (as defined in the agreement) and consolidated liquidity (as defined in the agreement) of at least $20,000. While not legally restricted, a compensating balance of $7,500 was required to be maintained by the Company as of December 31, 2016 to satisfy the consolidated liquidity requirement. The remaining minimum liquidity requirement was met with the $12,500 undrawn amount under the Delayed Draw Facility. The Credit Facilities agreement also provides that a default could result from the occurrence of any condition, act, event or development that results or could be reasonably expected to result in a material adverse effect (as defined in the agreement). In the event of a default, the Financial Institutions could elect to declare all amounts borrowed due and payable, including accrued interest and any other obligations under the Credit Facilities. Any such acceleration would also result in a default under the indentures governing the New Secured Notes and the Senior Secured Convertible Notes due 2019. As of December 31, 2016, the Company was in compliance with all financial covenants relating to the Credit Facilities.
On April 6, 2017, the Company entered into an amendment to the Credit Facilities agreement. Under this amendment, the Financial Institutions agreed that the financial covenants related to consolidated adjusted EBITDA and specified minimum amounts of net working capital and consolidated liquidity, all as described in the preceding paragraph, would cease to apply for the period from March 31, 2017 through and including May 31, 2018 (refer to Note 15 - Subsequent Events).
Convertible Notes
In 2016, the Company entered into Transaction Support Agreements (as amended, supplemented or modified, the “Support Agreements”) with certain holders (the “Supporting Holders”) of the Convertible Notes. The Support Agreements provided for the terms of exchanges in which the Company agreed to issue new 5.25% Senior Secured Convertible Notes due 2019 (the “New Convertible Notes”) in exchange for outstanding Convertible Notes (the “Convertible Note Exchange”). For each $1 principal amount of Convertible Notes validly exchanged in the Convertible Note Exchange, an exchanging holder of Convertible Notes was entitled to receive $0.7 principal amount of New Convertible Notes, plus accrued and unpaid interest. On March 22, 2016, the Company filed a registration statement on Form S-3, as later amended, to register the resale of the common stock underlying the New Convertible Notes. On May 6, 2016, the Company held a special meeting of stockholders to consider a proposal to approve, as required pursuant to Rule 312 of the NYSE Listed Company Manual, the issuance of the Company’s common stock upon conversion of the New Convertible Notes. The proposal was approved by the Company’s stockholders with the affirmative vote of approximately 73% of the outstanding shares of common stock entitled to vote thereon, which represented approximately 99% of the total votes cast.
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
Supporting Holders holding $23,443 in aggregate principal amount of Convertible Notes exchanged their Convertible Notes for an aggregate of 7,863 shares of the Company’s common stock, which had a fair value of $15,332 at the time of the Convertible Note Exchange. This resulted in a $1,526 extinguishment gain that is included in debt restructuring loss, net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016. Supporting Holders holding $34,016 in aggregate principal amount of Convertible Notes exchanged their Convertible Notes for $23,806 in aggregate principal amount of New Convertible Notes, which included (i) $20,866 in aggregate principal amount of New Convertible Notes issued pursuant to exchange agreements between the Company and certain non-affiliate noteholders and (ii) $2,940 in aggregate principal amount of New Convertible Notes issued pursuant to an exchange agreement with an affiliate of the Company.
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
The Convertible Note Exchange was considered to be a troubled debt restructuring, as the Company was experiencing financial difficulties and was granted a concession by the Supporting Holders. As a result, the Company expensed legal and other direct costs incurred in conjunction with the Convertible Note Exchange, which are included in debt restructuring loss, net in the Consolidated Statements of Operations and Comprehensive Loss.
Subsequent to the Convertible Note Exchange, $1,483 in aggregate principal amount of New Convertible Notes was converted to 713 shares of the Company’s common stock. This resulted in a $589 extinguishment gain from the conversion of the New Convertible Notes and the settlement of a related portion of the derivative liability. The gain has been included in debt restructuring loss, net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016. As of December 31, 2016, the Company had $22,323 aggregate principal amount of New Convertible Notes outstanding, and the derivative liability had a fair value of $403.
The New Convertible Notes mature on December 30, 2019, and bear interest at a rate of 5.25% per annum, payable semi-annually in cash. The New Convertible Notes are initially convertible into shares of the Company's common stock at any time at a conversion price per share equal to $2.25 and are subject to adjustment in accordance with the New Convertible Notes indenture. All current and future guarantors of the New Secured Notes, the Credit Facilities, and any other material indebtedness of the Company guarantee the New Convertible Notes, subject to certain exceptions. The New Convertible Notes are secured on a “silent” third-priority basis by the same collateral that secures the New Secured Notes. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company's common stock for purposes of the settlement of the conversion right will be calculated as provided in the indenture, using a 20 trading day observation period. Upon such conversion, the holder shall be entitled to receive an amount equal to the "make-whole" premium, payable in the form of cash, shares of the Company's common stock, or a combination of both, at the Company's sole discretion. The value of shares of Company common stock for purposes of calculating the "make-whole" premium will be based on the greater of (i) 130% of the conversion price then in effect and (ii) the volume weighted average price ("VWAP") of such shares for the 20 trading day observation period as provided in the indenture.
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
Following the Convertible Note Exchange, the Company had $41 aggregate principal amount of Convertible Notes outstanding at December 31, 2016.
Revolving Credit Facility
In June 2016, the Company entered into an amendment (the “Amendment”) to the Loan and Security Agreement governing the Revolving Credit Facility, by and among the Company and certain domestic subsidiaries, the financial institutions from time to time party to the Loan and Security Agreement as lenders, and Wells Fargo Bank, National Association, in its capacity as agent. The Amendment reduced the aggregate commitments under the Revolving Credit Facility from $125,000 to $100,000, and also decreased aggregate commitments under (i) the Canadian portion of the Revolving Credit Facility from $20,000 to $16,000 and (ii) the letter of credit facility portion of the Revolving Credit Facility from $20,000 to $16,000. The Amendment also imposed an availability block that decreased availability under the Revolving Credit Facility by $17,500 initially, which was subject to adjustment.
Previously, the Revolving Credit Facility restricted the Company’s ability to repay the New Secured Notes and the Secured Notes unless the Company was able to satisfy certain financial testing conditions. Pursuant to the terms of the Amendment, the Company was permitted to repay up to $27,500 of the New Secured Notes and up to $6,000 of the Secured Notes, subject to satisfaction of revised financial testing conditions.
The Amendment also increased the interest rate charged in connection with loans advanced under the Revolving Credit Facility. At the Company’s election, borrowings under the Revolving Credit Facility would bear interest at variable rates based on (a) a customary base rate plus an applicable margin of 1.75% or (b) an adjusted LIBOR rate plus an applicable margin of 2.75%, with such applicable margins subject to adjustment if the Fixed Charge Coverage Ratio is at least 1.0 to 1.0. The weighted average interest rate for borrowings under the Revolving Credit Facility was 3.65%,

2.70% and 3.08% for the years ended December 31, 2016, 2015 and 2014, respectively. The Company paid certain customary recurring fees with respect to the Revolving Credit Facility.
The Revolving Credit Facility was scheduled to mature on December 10, 2019. As previously discussed, in connection with the closing of the Credit Facilities in December 2016, commitments pursuant to the Revolving Credit Facility were terminated, liens granted to the collateral agent pursuant thereto were released in full, and Revolving Credit Facility borrowings outstanding were repaid by the Company using proceeds from the Credit Facilities. With the termination of the Revolving Credit Facility, the Company expensed unamortized Revolving Credit Facility debt issuance costs, which are included in debt restructuring loss, net in the Consolidated Statements of Operations and Comprehensive Loss.
(6) Fair Value Measurements
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
The Company’s pension plan asset portfolio as of December 31, 2016 and 2015 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the pension plan asset portfolio are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 10 - Employee Benefit Plans to the Consolidated Financial Statements for pension fair value disclosures.
Fair Value Measurements of Debt
The fair value of the Company's New Secured Notes as of December 31, 2016 was estimated to be $116,833 compared to a carrying value of $177,019. The fair value of the Company’s Secured Notes as of December 31, 2015 was estimated to be $160,662 compared to a carrying value of $210,000. The fair values for both the Secured Notes and New Secured Notes were determined based on recent trades of the bonds on the open market and fall within Level 2 of the fair value hierarchy.
Because it entered into the new Credit Facilities in December 2016, the Company determined that the fair value of borrowings outstanding under the Credit Facilities approximated carrying value at December 31, 2016.
The fair value of the Convertible Notes, as of December 31, 2016 was estimated to be approximately $25 compared to a carrying value of $41. The fair value of the Convertible Notes as of December 31, 2015 was approximately $21,966 compared to a carrying value of $57,500. The fair value of the Company's New Convertible Notes as of December 31, 2016, including the bifurcated embedded conversion option, was estimated to be $5,369 compared to a carrying value of $22,323. The fair values for both the Convertible Notes and New Convertible Notes, which fall within Level 3 of the fair value hierarchy, were determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Convertible Notes and New Convertible Notes.
The main inputs and assumptions into the fair value model for the New Convertible Notes at December 31, 2016 were as follows:

Company's stock price at the end of the period	$0.25
Expected volatility	97.90%
Credit spreads	69.8%
Risk-free interest rate	1.47%

Given the nature and the variable interest rates, the Company determined that the fair value of borrowings under the Revolving Credit Facility at December 31, 2015 approximated the carrying value.
Fair Value Measurement of Common Stock Warrants
The fair value of the Warrants to purchase shares of the Company's common stock issued in connection with the closing of the Company's new Credit Facilities in December 2016, which falls within Level 3 of the fair value hierarchy, was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	97.90%
Risk-free interest rate	1.03%
Expected life (in years)	1.5
Expected dividend yield	—
Fair Value Measurements of Embedded Conversion Feature
The fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes was estimated to be $403 as of December 31, 2016. The estimated fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the New Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. The following reconciliation represents the change in fair value of the embedded conversion feature of the New Convertible Notes between December 31, 2015 and December 31, 2016:

Derivative liability for embedded conversion feature
Fair value as of December 31, 2015	$—
Fair value at issuance date	11,574
Settlement upon conversion into common stock	(721)
Mark-to-market adjustment on conversion feature(a)	(10,450)
Fair value as of December 31, 2016	$403
(a) Mark-to-market adjustment is recognized in unrealized gain on embedded debt conversion option in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016.
Fair Value Measurements of Commodity Hedges
The Company has a commodity hedging program to mitigate risks associated with certain commodity price fluctuations. At December 31, 2016, the Company had no executed forward contracts outstanding. The counterparty to forward contracts into which the Company enters is not considered a credit risk by the Company. At December 31, 2016 and 2015, the notional value associated with forward contracts was $0 and $3,080, respectively. The Company recorded, through cost of materials, realized and unrealized net losses of $49, $852 and $288 during the years ended December 31, 2016, 2015 and 2014, respectively, as a result of the decline in the fair value of the contracts. As of December 31, 2015, all commodity hedge contracts were in a liability position.
The Company uses information which is representative of readily observable market data when valuing derivative liabilities associated with commodity hedges. The derivative liabilities are classified as Level 2 in the table below.
The liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total (a)
As of December 31, 2016
Derivative liability for commodity hedges	$—	$—	$—	$—
As of December 31, 2015
Derivative liability for commodity hedges	$—	$1,015	$—	$1,015

(a) As of December 31, 2015, the entire derivative liability for commodity hedges balance of $1,015 is included in accrued and other current liabilities in the Consolidated Balance Sheet.
(7) Lease Agreements
The Company has operating and capital leases covering certain warehouse and office facilities, equipment, automobiles and trucks, with the lapse of time as the basis for all rental payments.
The Company has determined that for accounting purposes its lease of its operating facility in Janesville, Wisconsin is a build-to-suit lease. During the construction of this facility, which concluded in the fourth quarter of 2015, the Company assumed certain risks of certain construction cost overages and was, therefore, deemed to be the owner of the facility during the construction period. All costs of construction related to this facility are recognized as property, plant and equipment, with a related build-to-suit liability.
Subsequent to the completion of construction, the Company did not qualify for sale-leaseback accounting because of provisions in the lease which constituted prohibited continuing involvement. As a result, the Company will amortize the build-to-suit liability over the lease term and depreciate the building over the lease term. The Company has reflected $12,305 and $13,237 as build-to-suit liability in the Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively.
Total gross value of property, plant and equipment under capital leases was $524 and $2,109 in 2016 and 2015, respectively.
Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 are as follows:

	Capital Leases	Operating Leases	Built-to-Suit Lease
2017	$96	$8,291	$—
2018	—	8,073	1,180
2019	—	6,295	1,203
2020	—	5,545	1,227
2021	—	5,224	1,252
Later years	—	16,545	12,392
Total future minimum rental payments	$96	$49,973	$17,254
Total rental payments charged to expense were $9,175 in 2016, $11,812 in 2015, and $12,037 in 2014. Lease extrication charges of $6,038, $444 and $186 associated with restructuring activities were charged to expense in 2016, 2015 and 2014, respectively, within restructuring expense (income) in the Consolidated Statements of Operations and Comprehensive Loss.
(8) Stockholders' Equity
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
Accumulated Comprehensive Loss
Accumulated other comprehensive loss as reported in the consolidated balance sheets as of December 31, 2016 and 2015 was comprised of the following:

	2016	2015
Unrecognized pension and postretirement benefit costs, net of tax	$(9,797)	$(17,185)
Foreign currency translation losses	(16,142)	(16,636)
Total accumulated other comprehensive loss	$(25,939)	$(33,821)

Changes in accumulated other comprehensive loss by component for the years ended December 31, 2016 and 2015 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2016	2015	2016	2015	2016	2015
Balance as of January 1,	$(17,185)	$(27,122)	$(16,636)	$(9,994)	$(33,821)	$(37,116)
Other comprehensive income (loss) before reclassifications	5,565	(966)	494	(6,642)	6,059	(7,608)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	1,823	10,903	—	—	1,823	10,903
Net current period other comprehensive income (loss)	7,388	9,937	494	(6,642)	7,882	3,295
Balance as of December 31,	$(9,797)	$(17,185)	$(16,142)	$(16,636)	$(25,939)	$(33,821)
(a) See reclassifications from accumulated other comprehensive loss table for details of reclassifications from accumulated other comprehensive loss for the years ended December 31, 2016 and 2015.

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(200)	$(244)
Actuarial loss (b)	(1,623)	(3,821)
Recognition of curtailment loss (b)	—	(2,923)
Recognition of settlement loss (b)	—	(3,915)
Total before Tax	(1,823)	(10,903)
Tax effect	—	—
Total reclassifications for the period, net of tax	$(1,823)	$(10,903)
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
(9) Share-based Compensation
The Company maintains the 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of July 27, 2016, for the benefit of officers, directors and other key management employees. In 2016, the Company's stockholders approved an increase in the number of shares available for grants of awards under the plan of 2,000 shares. As a result, there is an aggregate amount of 5,350 authorized shares under the plan.
The consolidated compensation cost recorded for the Company’s share-based compensation arrangements was $1,154, $828 and $1,972 for 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations and Comprehensive Loss for share-based compensation arrangements was $0, $0 and $189 in 2016, 2015 and 2014, respectively. All compensation expense related to share-based compensation arrangements is recorded in sales, general and administrative expense. The unrecognized compensation cost as of December 31, 2016 associated with all share-based payment arrangements is $1,659 and the weighted average period over which it is to be expensed is 1.2 years.
2015 STIP
On July 24, 2015, the Board of Directors of the Company approved certain revisions to the Company's 2015 STIP. Along with providing cash bonus opportunities, the revisions awarded 124 stock options to executive officers and other select personnel, which were granted under the Company's 2008 Omnibus Incentive Plan. The stock options vest in three equal installments over three years from the grant date and are exercisable immediately upon vesting. The exercise price was equal to the closing price of the Company's stock on the date of grant. The term of the options is 10 years from the date of grant.
The weighted average grant date fair value of $2.10 per share for the options granted under the 2015 STIP was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	56.1%
Risk-free interest rate	1.8%
Expected life (in years)	6.0
Expected dividend yield	—
Long-Term Compensation and Incentive Plans
The Board of Directors of the Company approved equity awards under the Company's 2016 LTCP for executive officers and other select personnel on February 25, 2016 and October 25, 2016, respectively. The 2016 LTCP awards included non-qualified stock options.
On July 24, 2015, the Board of Directors of the Company approved equity awards under the Company's 2015 LTCP for executive officers and other select personnel. The 2015 LTCP awards included RSUs and non-qualified stock options.
On March 26, 2014, the Board of Directors of the Company approved equity awards under the Company’s 2014 LTCP for executive officers and other select personnel. The 2014 LTCP included RSUs and PSUs.
Each of the respective LTCPs for 2016, 2015 and 2014 are subject to the terms of the Company's 2008 A.M. Castle & Co. Omnibus Incentive Plan, amended and restated as of July 27, 2016.
Restricted Share Units and Non-Vested Shares
The RSUs granted under the 2015 LTCP will cliff vest on December 31, 2017. Approximately 21 RSUs granted under the 2014 LTCP cliff vested on December 31, 2016. Each RSU that becomes vested entitles the participant to receive one share of the Company’s common stock. The number of shares delivered may be reduced by the number of shares required to be withheld for federal and state withholding tax requirements (determined at the market price of Company shares at the time of payout).
The outstanding non-vested share balance consists of shares issued to the Board of Directors. Non-vested shares were issued to the directors during the third quarter of 2016, and will cliff vest on the first anniversary of the date of grant. Non-vested shares issued to the directors in the second quarter of 2015 and 2014 will cliff vest after three years in the second quarter of 2018 and 2017, respectively.
The grant date fair value of the RSUs and non-vested shares is established using the market price of the Company’s stock on the date of grant.
A summary of the non-vested share and RSU activity is as follows:

	Non-Vested Shares		Restricted Share Units
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	170	$10.08	210	$5.91
Granted	304	$1.47	—	$—
Forfeited	(125)	$1.82	(48)	$6.88
Vested	(85)	$7.83	(21)	$14.35
Outstanding at December 31, 2016	264	$2.40	141	$4.31
Expected to vest at December 31, 2016	264	$2.40	78	$4.62
The unrecognized compensation cost as of December 31, 2016 associated with RSU and non-vested share awards was $437. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $158, $1,762 and $938, respectively.

Performance Shares
PSU awards are based on two independent conditions, the Company’s relative total shareholder return (“RTSR”), which represents a market condition, and Company-specific target goals for Return on Invested Capital (“ROIC”) as defined in the LTCPs.
There were no PSUs awarded by the Company under the 2016 LTCP and 2015 LTCP. The status of PSUs that were awarded as part of the 2014 LTCP is summarized below as of December 31, 2016:

Plan Year	Grant Date Fair Value	Estimated Number of Performance Shares to be Issued
2014 LTCP
RTSR performance condition	$20.16	—
ROIC performance condition	$14.35	—
The grant date fair value of PSU awards containing the RTSR performance condition was estimated using a Monte Carlo simulation with the following assumptions:

Expected volatility	40.8%
Risk-free interest rate	0.79%
Expected life (in years)	2.77
Expected dividend yield	—
The grant date fair value for PSU awards subject to the ROIC performance condition was established using the market price of the Company's common stock on the date of grant.
Final award vesting and distribution of performance awards at December 31, 2016 that were granted under the 2014 LTCP was determined based on the Company's actual performance versus the target goals for a three-year consecutive period (as defined in the 2014 LTCP). Refer to the table above for the number of shares expected to be issued under the 2014 LTCP. There was no unrecognized compensation cost associated with the 2014 LTCP PSUs as of December 31, 2016.
Stock Options
The Company granted 1,668 stock options under the 2016 LTCP that vest ratably during 2017, 2018 and 2019.
In addition to the stock options granted under the 2015 STIP, the Company granted 583 stock options under the 2015 LTCP that vest in three equal installments during 2016, 2017 and 2018. The first installment will be exercisable 12 months after the date of grant and the remaining installments will be exercisable on February 25, 2017 and February 25, 2018, except for awards granted to the Company's President and Chief Executive Officer which become exercisable on April 17, 2017 and April 18, 2018.
For stock options granted under the 2016 LTCP and 2015 LTCP, the exercise price is equal to the closing price of the Company's stock on the date of grant, and the term of the options is 10 years from the date of grant. The weighted average grant date fair values of $0.90 per share and $2.05 per share for options granted under the 2016 LTCP and 2015 LTCP, respectively, were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015
Expected volatility	63.8%	55.7%
Risk-free interest rate	1.3%	1.8%
Expected life (in years)	6.0	5.8
Expected dividend yield	—	—

A summary of stock option activity under all stock-based compensation plans is as follows:

	Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life
Stock options outstanding at January 1, 2016	691	$4.43
Granted	1,668	$1.58
Exercised	—	$—
Forfeited	(124)	$5.24
Expired	—	$—
Stock options outstanding at December 31, 2016	2,235	$2.26	$—	9.1 years
Stock options exercisable at December 31, 2016	211	$4.82	$—	7.8 years
Stock options vested or expected to vest as of December 31, 2016	1,726	$2.46	$—	9.0 years
No options were exercised during the years ended December 31, 2016 and 2015. The total intrinsic value of options exercised during the year ended December 31, 2014 was $56. The unrecognized compensation cost associated with stock options as of December 31, 2016 was $1,222.
(10) Employee Benefit Plans
Pension Plans
Certain employees of the Company are covered by Company-sponsored qualified pension plans and a supplemental non-qualified, unfunded pension plan (collectively, the “pension plans”). These pension plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings. The Company uses a December 31 measurement date for the pension plans.
Effective as of December 31, 2016, the Company merged the assets and liabilities of the Company-sponsored qualified pension plans into a single, qualified pension plan. The merger did not affect the assets or liabilities of the pension plans.
The Company-sponsored pension plans are frozen for all employees except for employees represented by the United Steelworkers of America. The assets of the Company-sponsored qualified pension plan are maintained in a single trust account.
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
Components of net periodic pension plans (benefit) cost were as follows:

	2016	2015	2014
Service cost	$377	$549	$453
Interest cost	5,182	6,938	6,885
Expected return on assets	(8,139)	(9,395)	(8,381)
Amortization of prior service cost	200	244	282
Amortization of actuarial loss	1,832	4,018	1,717
Settlement charge	—	3,915	—
Curtailment charge	—	2,923	—
Net periodic pension plans (benefit) cost	$(548)	$9,192	$956
The expected amortization of pension prior service cost and actuarial loss for the next fiscal year are $199 and $947, respectively.

The status of the pension plans at December 31, 2016 and 2015 were as follows:

	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$162,941	$193,322
Service cost	377	549
Interest cost	5,182	6,938
Settlement gain	—	(2,162)
Curtailment loss	—	2,154
Benefit payments	(9,459)	(25,383)
Actuarial gain	(4,361)	(12,477)
Projected benefit obligation at end of year	$154,680	$162,941
Change in plan assets:
Fair value of plan assets at beginning of year	$154,506	$183,671
Actual return (loss) on assets	12,253	(4,140)
Employer contributions	414	358
Benefit payments	(9,459)	(25,383)
Fair value of plan assets at end of year	$157,714	$154,506
Funded status – net asset (liability)	$3,034	$(8,435)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$8,501	$8,422
Accrued liabilities	(367)	(362)
Pension benefit obligations	(5,100)	(16,495)
Net amount recognized	$3,034	$(8,435)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial loss	$(25,665)	$(35,972)
Unrecognized prior service cost	(517)	(717)
Total	$(26,182)	$(36,689)
Accumulated benefit obligation	$154,044	$162,290
For the plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $5,467, $5,467 and $0, respectively, at December 31, 2016 and $62,953, $62,302 and $46,096, respectively, at December 31, 2015. The decrease in the amounts at December 31, 2016 compared to the amounts at December 31, 2015 is attributable to the merger of the Company-sponsored qualified pension plans effective as of December 31, 2016.
The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans were as follows:

	2016	2015
Discount rate	3.70 - 3.83%	4.00%
Projected annual salary increases	0 - 3.00%	0 - 3.00%
The assumptions used to determine net periodic pension cost were as follows:

	2016	2015	2014
Discount rate	4.00%	3.50 - 3.75%	4.50%
Expected long-term rate of return on plan assets	5.25%	5.25%	5.25%
Projected annual salary increases	0 - 3.00%	0 - 3.00%	0 - 3.00%

During the fourth quarter of 2015, the Company changed the methodology used to estimate the service and interest cost components of net periodic pension cost and net periodic postretirement benefit cost for the Company’s pension and other postretirement benefit plans. Previously, the Company estimated such cost components utilizing a single weighted-average discount rate derived from the market-observed yield curves of high-quality fixed income securities used to measure the pension benefit obligation and accumulated postretirement benefit obligation. The new methodology utilizes a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s pension obligation or accumulated postretirement benefit obligation. The Company accounted for this change as a change in accounting estimate and it was applied prospectively starting in 2016. The adoption of the spot rate approach reduced the service cost and interest cost components of net periodic pension and postretirement benefit costs by $1,206 in 2016.
The Company’s expected long-term rate of return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.
The Company’s pension plan assets are allocated entirely to fixed income securities at December 31, 2016 and 2015.
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
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share practical expedient under Accounting Standards Codification 820. The Company adopted ASU No. 2015-07 in 2016, and the presentation of the Company's pension plan assets by level within the fair value hierarchy, as of December 31, 2015, has been retrospectively adjusted.
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Fixed income securities (a)	$16,427	$142,486	$—	$158,913
Investments measured at net asset value (a)				5,455
Accounts payable – pending trades				(6,654)
Total				$157,714
(a) Fixed income securities are comprised of corporate bonds (87%), government bonds (4%), government agency securities (2%) and other fixed income securities (7%).
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Fixed income securities (b)	$16,028	$134,514	$—	$150,542
Investments measured at net asset value (b)				3,429
Accounts receivable – pending trades				535
Total				$154,506
(b) Fixed income securities are comprised of corporate bonds (96%), government agency securities (2%) and other fixed income securities (2%).

The estimated future pension benefit payments are:

2017	$9,078
2018	9,183
2019	9,235
2020	9,324
2021	9,522
2022 — 2026	47,219
The Company was party to a multi-employer pension plan in Ohio. In connection with the April 2015 restructuring plan, the Company stated its intention to withdraw from the Ohio multi-employer pension plan. The liability associated with the withdrawal from this plan was initially estimated by the Company to be $5,500 at December 31, 2015. Based on additional information obtained by the Company during the year ended December 31, 2016, the estimated withdrawal obligation was reduced by $1,973, resulting in an estimated liability to withdraw from the plan of $3,527 at December 31, 2016. The initial estimate of the withdrawal obligation and the subsequent reduction are included in restructuring expense (income) in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2016, respectively.
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.
Components of net periodic postretirement plan benefit for 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Service cost	$71	$83	$56
Interest cost	65	79	76
Amortization of actuarial gain	(209)	(197)	(336)
Net periodic postretirement plan benefit	$(73)	$(35)	$(204)
The expected amortization of actuarial gain for the next fiscal year is insignificant.
The status of the postretirement plan at December 31, 2016 and 2015 was as follows:

	2016	2015
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of year	$2,427	$2,552
Service cost	71	83
Interest cost	65	79
Benefit payments	(240)	(202)
Actuarial gain	(759)	(85)
Accumulated postretirement benefit obligation at end of year	$1,564	$2,427
Funded status – net liability	$(1,564)	$(2,427)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(234)	$(246)
Postretirement benefit obligations	(1,330)	(2,181)
Net amount recognized	$(1,564)	$(2,427)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial gain	$2,574	$2,024
Total	$2,574	$2,024

The assumed health care cost trend rates for medical plans at December 31 were as follows:

	2016	2015	2014
Medical cost trend rate	6.00%	6.50%	7.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Year ultimate medical cost trend rate will be reached	2019	2019	2019
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2016 by $47 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2016 by $44 with no significant impact on the annual periodic postretirement benefit cost.
The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	2016	2015	2014
Net periodic postretirement benefit costs	3.50%	3.25%	4.00%
Accumulated postretirement benefit obligations	3.61%	3.50%	3.25%
Retirement Savings Plans
The Company’s retirement savings plan for U.S. employees includes features under Section 401(k) of the Internal Revenue Code. The Company provides a 401(k) matching contribution of 100% of each dollar on eligible employee contributions up to the first 6% of the employee’s pre-tax compensation. Company contributions cliff vest after two years of employment.
The amounts expensed by the Company relating to its 401(k) plan and other international retirement plans were $2,725, $3,386 and $3,296 for the years ended December 31, 2016, 2015 and 2014, respectively.
(11) Restructuring Activity
The Company has implemented several restructuring plans over the last several years in an effort to adapt operations to market conditions. These restructuring plans included organizational changes, including workforce reductions, and the consolidation of facilities in locations deemed to have redundant operations. The organizational changes and consolidations were part of the Company's overall plan to streamline the organizational structure, lower structural operating costs, and increase liquidity.
The Company incurred the following restructuring expense (income) during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Employee termination and related benefits (a)	$(854)	$17,012	$937
Lease termination costs	6,038	444	186
Moving costs associated with plant consolidations	4,558	5,711	1,450
Professional fees	1,839	1,804	—
Loss (gain) on disposal of fixed assets	1,361	(15,963)	(5,533)
Total expense (income)	$12,942	$9,008	$(2,960)
(a) Employee termination and related benefits primarily consists of severance and pension related costs. Included in the year ended December 31, 2016 was income of $(1,973), which resulted from a reduction in an estimated pension withdrawal liability of$5,500 recorded in 2015. Included in the year ended December 31, 2015 was a pension curtailment charge of $2,923, a pension settlement charge of $3,915, and an estimated pension withdrawal liability charge of $5,500 associated with the Company’s withdrawal from a multi-employer plan.

In the year ended December 31, 2016, the Company incurred additional costs associated with the April 2015 restructuring plan that consisted of employee termination and related benefits, moving costs, professional fees and losses on the disposal of fixed assets. In addition, the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2016.
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
Restructuring activity during the year ended December 31, 2015 that was associated with the April 2015 restructuring plan included employee termination and related benefits related to workforce reductions, lease termination costs, moving costs associated with plant consolidations, a gain on the sale of buildings and equipment, and professional fees. Also, in conjunction with the April 2015 plan, the Company recorded charges of $25,656 for inventory that was identified to be scrapped or written down. Management decided it was more economically feasible to scrap aged material as opposed to expending the time and effort to sell such material in the normal course. The charge included a provision for small pieces of inventory at closing branches that would not be moved, as well as provisions for excess inventory levels based on estimates of market demand. The inventory charge is reported in cost of materials in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2015.
Restructuring activity during the year ended December 31, 2014 consisted of a gain on the sale of fixed assets in Houston where the Company completed a plant consolidation, partially offset by employee termination and related benefits for workforce reductions announced in June 2014, moving costs associated with plant consolidations announced in October 2013 and lease termination costs related to the restructuring activities announced in January 2013.
Substantially all of the previously announced restructuring activities are complete.

Restructuring reserve activity for the years ended December 31, 2016, 2015 and 2014 is summarized below:

		Period Activity
	Balance January 1	Charges (gains)	Cash (payments) receipts	Impairment and non-cash activity(c)	Balance December 31 (a)
2016 Activity:
Employee termination and related benefits (a)	$8,301	$(854)	$(3,820)	$—	$3,627
Lease termination costs (b)(c)	232	6,038	(3,160)	(2,287)	823
Moving costs associated with plant consolidations	—	4,558	(4,558)	—	—
Professional fees	—	1,839	(1,839)	—	—
Disposal of fixed assets	—	1,361	2,703	(4,064)	—
Inventory adjustment	—	452	—	(452)	—
Total 2016 Activity	$8,533	$13,394	$(10,674)	$(6,803)	$4,450
2015 Activity:
Employee termination and related benefits (d)	$—	$17,012	$(1,873)	$(6,838)	$8,301
Lease termination costs	636	444	(848)	—	232
Moving costs associated with plant consolidations	—	5,711	(5,711)	—	—
Professional fees	—	1,804	(1,804)	—	—
Disposal of fixed assets	—	(15,963)	15,963	—	—
Inventory adjustment	—	25,656	—	(25,656)	—
Total 2015 Activity	$636	$34,664	$5,727	$(32,494)	$8,533
2014 Activity:
Employee termination and related benefits	$129	$937	$(1,066)	$—	$—
Lease termination costs	921	186	(471)	—	636
Moving costs associated with plant consolidations	—	1,450	(1,450)	—	—
Disposal of fixed assets	—	(5,533)	5,533	—	—
Total 2014 Activity	$1,050	$(2,960)	$2,546	$—	$636
(a) Included in charges (gains) for 2016 is income of $(1,973) that resulted from a reduction in an estimated pension withdrawal liability of $5,500 recorded in 2015. As of December 31, 2016, the short-term employee termination and related benefits of $340 is included in accrued payroll and employee benefits in the Consolidated Balance Sheet and the long-term liability of $3,287 associated with the Company's withdrawal from a multi-employer pension plan is included in other non-current liabilities in the Consolidated Balance Sheet.
(b) In connection with the closure of the Company's Houston and Edmonton facilities, the Company agreed to sell its fixed assets and to a reduction in future proceeds from the sale of inventory in exchange for the assignment of its remaining lease obligations at its Houston facility resulting in a non-cash charge of $2,287 during the year ended December 31, 2016.
(c) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of December 31, 2016, the short-term portion of the lease termination costs of $292 is included in accrued and other current liabilities and the long-term portion of the lease termination costs of $531 is included in other noncurrent liabilities in the Consolidated Balance Sheet.
(d) Included in charges (gains) and non-cash activity for 2015 are charges for pension curtailment and pension settlement of $2,923 and $3,915, respectively. Also included in charges (gains) for 2015 is an estimated withdrawal liability charge of $5,500 associated with the Company’s withdrawal from a multi-employer pension plan.

(12) Income Taxes
The components of loss from continuing operations before income taxes and equity in earnings (losses) of joint venture for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Domestic	$(104,524)	$(201,375)	$(122,511)
Non-U.S.	(7,935)	(33,550)	(30,841)
The provision (benefit) for income taxes for the years ending December 31, 2016, 2015 and 2014 consisted of the following components:

	2016	2015	2014
Federal
current	$—	$—	$—
deferred	(4,231)	(21,700)	(25,023)
State
current	25	70	32
deferred	(114)	(927)	(3,959)
Foreign
current	1,783	2,149	(1,898)
deferred	(9)	(3,162)	7,905
	$(2,546)	$(23,570)	$(22,943)

The items accounting for differences between the income tax benefit computed at the federal statutory rate and the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Federal income tax at statutory rates	$(39,361)	$(82,226)	$(53,673)
State income taxes, net of federal income tax benefits	(5,118)	(8,784)	(651)
Permanent items:
Section 956 inclusions	13,132	—	—
Convertible debt – non-deductible	3,024	—	—
Goodwill impairment	—	—	10,454
Other permanent differences	2,719	2,369	285
Federal and state income tax on joint venture	(1,660)	(558)	2,912
Rate differential on foreign income	795	3,305	11,512
Valuation allowance	23,746	63,511	4,888
Audit settlements	—	171	99
Other	177	(1,358)	1,231
Income tax (benefit)	$(2,546)	$(23,570)	$(22,943)
Effective income tax (benefit) rate	2.3%	10.0%	15.0%

Significant components of deferred tax assets and liabilities of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Pension and postretirement benefits	$809	$4,139
Deferred compensation	595	1,357
Restructuring related and other reserves	4	842
Alternative minimum tax and net operating loss carryforward	91,769	66,709
Intangible assets and goodwill	11,647	5,993
Other, net	2,818	3,399
Deferred tax assets before valuation allowance	107,642	82,439
Valuation allowance	(79,908)	(63,955)
Total deferred tax assets	$27,734	$18,484
Deferred tax liabilities:
Depreciation	$5,006	$8,147
Inventory	20,172	6,071
Convertible debt discount	1,883	4,075
Other, net	292	3,982
Total deferred tax liabilities	27,353	22,275
Net deferred tax assets (liabilities)	$381	$(3,791)

As of December 31, 2016, the Company had $197,930 of federal and $232,759 of state net operating loss carryforwards which will begin expiring in 2032 and 2017, respectively, $2,010 of federal credits which will carry forward for an indefinite period and $546 of state credit carryforwards which will begin expiring in 2024. The future utilization of a portion of the Company’s federal and state net operating losses is expected to be limited by IRC Section 382 due to ownership changes in 2016 and 2015; however, at this time that amount has not been quantified. As of December 31, 2016, the Company had $39,934 of foreign net operating loss carryforwards, of which a significant portion carry forward for an indefinite period.

The Company continues to maintain valuation allowances against substantially all U.S. and foreign deferred tax assets to reduce those deferred tax assets to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.
Activity in the Company's valuation allowances for the U.S. and non-U.S. operations were as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Domestic
Balance, beginning of year	$55,474	$—	$—
Provision charged to expense	18,906	55,474	—
Provision charged to discontinued operations and other comprehensive income	(4,697)	—	—
Balance, end of year	$69,683	$55,474	$—
Foreign
Balance, beginning of year	$8,481	$4,888	$—
Impact of foreign exchange on beginning of year balance	(702)	(553)	—
Provision charged to expense	2,446	4,146	4,888
Balance, end of year	$10,225	$8,481	$4,888

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

In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In general, the Company is no longer subject to audit by the IRS for tax years through 2012 and state, local or foreign taxing authorities for tax years through 2011. Various other taxing authorities are in the process of auditing income tax returns of the Company and its subsidiaries. The Company does not anticipate that any adjustments from the audits would have a material impact on its consolidated financial position, results of operations or cash flows.

During 2016, the Company pledged its foreign assets as collateral for the Credit Facilities. This resulted in a foreign income inclusion in the U.S. under IRC Section 956, which was comprised of current and accumulated earnings and profits. There are no remaining undistributed earnings as of December 31, 2016 on which the Company would need to record any additional deferred tax liability.
(13) Commitments and Contingent Liabilities
The Company is party to a variety of legal proceedings, claims, and inquiries, including proceedings or inquiries by governmental authorities, which arise from the operation of its business. These proceedings, claims, and inquiries are incidental to and occur in the normal course of the Company's business affairs. The majority of these proceedings, claims, and inquiries relate to commercial disputes with customers, suppliers, and others; employment and employee benefits-related disputes; product quality disputes with vendors and/or customers; and environmental, health and safety claims. It is the opinion of management that the currently expected outcome of these proceedings, claims, and inquiries, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
(14) Segment Reporting
Prior to the sale of TPI in March 2016, the Company had two reportable segments consisting of its Plastics segment and its Metals segment. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable segment, Metals. TPI is reflected in the accompanying Consolidated Financial Statements as a discontinued operation.
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

The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data as of and for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Net sales
United States	$336,495	$422,122	$598,071
Canada	40,107	54,389	83,577
Mexico	49,968	50,186	43,121
All other countries	106,580	111,240	116,903
Total	$533,150	$637,937	$841,672
Long-lived assets
United States	$40,253	$52,771	$50,986
Canada	2,937	3,579	4,908
Mexico	3,198	3,545	4,202
All other countries	3,322	4,666	5,447
Total	$49,710	$64,561	$65,543
(15) Subsequent Events
On March 31, 2017, the Company and certain of its subsidiaries entered into an amendment to the Credit Facilities agreement dated as of December 8, 2016. Under the amendment, the Financial Institutions party to the agreement and Cantor Fitzgerald Securities, in its capacity as Administrative Agent and Collateral Agent (the “Agent”), agreed that the Company would be permitted to deliver its 2016 audited financial statements after March 31, 2016.
On April 6, 2017, the Company and certain of its subsidiaries entered into an additional amendment to the Credit Facilities agreement. Under this amendment, the Financial Institutions and the Agent agreed that the financial covenants of the Company and its subsidiaries with respect to maintaining a minimum amount of consolidated adjusted EBITDA (as defined in the agreement) and maintaining specified minimum amounts of net working capital (as defined in the agreement) and consolidated liquidity (as defined in the agreement) would cease to apply for the period from March 31, 2017 through and including May 31, 2018.
On April 6, 2017, the Company and certain of its subsidiaries entered into a restructuring support agreement (the “RSA”) with certain of their creditors, including certain holders of the Company’s (a) term loans under its Credit Facilities agreement, as amended, (b) New Secured Notes issued pursuant to its indenture dated as of February 8, 2016, as amended, and (c) New Convertible Notes issued pursuant to its indenture dated as of May 19, 2016, as amended. The RSA contemplates the financial restructuring of the debt and equity of the Company and the subsidiaries (the “Restructuring”) pursuant to a Restructuring Term Sheet attached to the RSA as an exhibit (the “Term Sheet”). The Term Sheet sets forth the terms and condition of the Restructuring and provides for the consummation thereof either as part of out-of-court proceedings or by prepackaged Chapter 11 plan of reorganization (a “Plan”) confirmed by the U.S. Bankruptcy Court for the District of Delaware. If this were consummated through a Plan, the Plan would be confirmed following a filing by the Company for voluntary relief under Chapter 11 of the United States Bankruptcy Code.

(16) Selected Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net sales	$163,848	$130,692	$124,893	$113,717
Gross profit (a)	2,294	7,980	9,081	(8,428)
Loss from continuing operations	(44,804)	(21,270)	(18,298)	(29,718)
Income (loss) from discontinued operations, net of income taxes	7,934	—	(1,688)	(138)
Net loss (b)	(36,870)	(21,270)	(19,986)	(29,856)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(1.90)	$(0.77)	$(0.57)	$(0.92)
Discontinued operations	0.34	—	(0.05)	—
Net basic and diluted loss per common share	$(1.56)	$(0.77)	$(0.62)	$(0.92)
2015
Net sales	$188,540	$166,328	$150,571	$132,498
Gross profit (a)	14,700	(19,080)	3,712	(66,827)
Loss from continuing operations	(15,662)	(47,095)	(28,772)	(121,252)
Income (loss) from discontinued operations, net of income taxes	535	843	955	683
Net loss (b)	(15,127)	(46,252)	(27,817)	(120,569)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.67)	$(2.00)	$(1.22)	$(5.14)
Discontinued operations	0.02	0.04	0.04	0.03
Net basic and diluted loss per common share	$(0.65)	$(1.96)	$(1.18)	$(5.11)
(a) Gross profit equals net sales less cost of materials, warehouse, processing, and delivery costs and depreciation and amortization expense.
(b) Results include restructuring expense (income) for all quarters presented (see Note 11 - Restructuring Activity), and a $33,742 impairment of intangible assets charge and a $61,472 charge for the write-down of inventory and purchase commitments in the fourth quarter of 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.
Oak Brook, Illinois

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kreher Steel Company, LLC, (a joint venture), in which the Company’s investment was accounted for by use of the equity method, for the years ended December 31, 2015 and 2014. The accompanying consolidated financial statements of the Company include its equity investment in Kreher Steel Company, LLC of $35,690 as of December 31, 2015, and its equity earnings (loss) in Kreher Steel Company, LLC of ($1,426) and $7,691 for the years ended December 31, 2015 and December 31,2014, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kreher Steel Company, LLC, for the years ended December 31, 2015 and 2014, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of A.M. Castle & Co. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
April 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Kreher Steel Company, LLC

We have audited the consolidated balance sheets of Kreher Steel Company, LLC (a Delaware limited liability corporation) and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, member’s capital, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kreher Steel Company, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Grant Thornton LLP

Chicago, Illinois
February 19, 2016

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control - Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 9A of this annual report.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
A.M. Castle & Co.
Oak Brook, Illinois

We have audited the internal control over financial reporting of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated April 7, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
April 7, 2017

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

Jonathan B. Mellin	Director since October 2014	Age 53

Committees: Governance Chairperson
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

Howard Brod Brownstein	Director since September 2016	Age 66

Committees: Audit Member Human Resources Member
Mr. Brownstein is the Founder and President of The Brownstein Corporation, a nationally-known management advisory firm. Mr. Brownstein serves on the Board of Directors of PICO Holdings (Nasdaq: PICO), and chairs its Audit Committee and is its “Financial Expert” for Sarbanes-Oxley purposes, and also serves on its Nominating & Governance Committee. He also serves on the Board of Directors of P & F Industries, Inc. (Nasdaq: PFIN), and chairs its Nominating & Governance and its Strategic Planning & Risk Assessment Committees, and serves on its Audit Committee. Mr. Brownstein also serves on the Board of Directors of NHS Human Services, a large nonprofit which provides healthcare and education services in Pennsylvania and several other states. Mr. Brownstein is a Board Leadership Fellow of the National Association of Corporate Directors (“NACD”), and serves as President of NACD’s Philadelphia Chapter.

Mr. Brownstein has served as an independent corporate board member for publicly-held and privately-owned companies for over forty years and is qualified as a "Financial Expert" for Sarbanes-Oxley purposes. Mr. Brownstein spent thirteen years in the steel industry and visited steel production facilities around the world as part of the United Nations Economic Commission for Europe Steel Committee. His past board experience includes two metals related companies: Special Metals Co., a leading producer of nickel alloys that is a current supplier to A.M. Castle, and Magnatrax Corp., a producer of pre-engineered steel buildings (now a part of Nucor Corp.). Mr. Brownstein’s broad financial and management consulting background, including his extensive experience in finance, restructurings and turnarounds, strategic planning, valuing and selling businesses and corporate governance, as well as his public company board experience makes him a valuable member of our Board of Directors.

Pamela Forbes Lieberman	Director since 2007	Age 63

Board Chairperson Committees: Audit Chairperson Governance Member Human Resources Member
Interim Chief Operating Officer of Entertainment Resource, Inc., a video distributor, from March 2006 to August 2006. Ms. Forbes Lieberman was Director, President, and Chief Executive Officer of TruServ Corporation (now known as True Value Company), a member owned wholesaler of hardware and related merchandise, and provider of marketing, merchandising and other value added services, from 2001 to 2004. Ms. Forbes Lieberman is also a director of Standard Motor Products, Inc., a leading manufacturer, distributor, and marketer of replacement parts for motor vehicles, since 2007, and VWR Corporation, a provider of laboratory products, services, and solutions, since 2009. She was also a member of the Board of Directors of the Company's Kreher Steel joint venture until its sale in August 2016, and has served as Board Chairperson since February 2017 and Chair of the Company’s Audit Committee since 2012.

Ms. Forbes Lieberman’s service as Chief Executive Officer of True Value Company brings to the Board senior executive experience leading a public reporting wholesale/distribution business, with expertise in turnaround management, communications, culture change, and distribution and supply chain strategies. Ms. Forbes Lieberman also possesses valuable financial expertise, including extensive experience as chief financial officer of various distribution and manufacturing businesses, both public reporting and private, where she was directly responsible for financial and accounting issues, acquisitions and divestitures and information systems. She also possesses public accounting expertise as a former senior manager at Price Waterhouse (now known as PricewaterhouseCoopers LLP). Through her service on the boards described above, she has valuable experience in governance, executive compensation, and finance, including private equity, and audit issues.

Michael J. Sheehan	Director since July 2016	Age 56

Committees: Human Resources Chairperson Governance Member Audit Member
Michael Sheehan is the former Chief Executive Officer of Boston Globe Media Partners. Prior to joining the Globe in January 2014, he spent 20 years at Hill Holliday, where he served as Chairman, Chief Executive Officer, President, and Chief Creative Officer. He has also served as Executive Vice President and Executive Creative Director for DDB Chicago, another large advertising agency.

Mr. Sheehan has served on the Board of Directors of BJ’s Wholesale Club where he chaired the Compensation Committee and was a member of the Governance Committee. He has also served on the Board of the American Association of Advertising Agencies, and has chaired the Board of Trustees of his alma mater, Saint Anselm College. He currently serves on the Boards of ChoiceStream, a leading programmatic advertising firm, as well as the American Repertory Theater and Catholic Charities of the Archdiocese of Boston. He attended the United States Naval Academy and graduated from Saint Anselm College in 1982 with a B.A. in English. His extensive experience in managing large public and private companies, and in sales and marketing leadership makes him a valuable member of our Board.

2016 Board Membership Changes
Mr. Brian P. Anderson and Mr. Reuben S. Donnelly chose not to stand for re-election as Class III Directors at our 2016 Annual Meeting on July 27, 2016. Two new directors were therefore elected to the Company’s Board at the Annual Meeting: Mr. Richard Burger and Mr. Michael Sheehan.
On September 2, 2016, Mr. Allan J. Young resigned from his position as a Class II Director. Mr. Howard Brod Brownstein was nominated by Raging Capital pursuant to the May 27, 2016, Settlement Agreement between the Raging Capital Group (as defined below) and the Company, and was appointed to fill the resulting vacancy.
On November 4, 2016, Mr. Richard Burger and Mr. Kenneth H. Traub resigned from their positions as Class III and Class II Directors, respectively, in connection with the November 2016 Settlement Agreement with Raging Capital described below.
On February 3, 2017, Mr. Gary Masse resigned from his position as a Class III director in connection with a change in his primary employment.

Settlement Agreement with Raging Capital
On November 3, 2016, the Company entered into a Settlement Agreement (the “November 2016 Settlement Agreement”) with Raging Capital Management, LLC (“Raging Capital”) and certain of its affiliates (the “Raging Capital Group”), and Messrs. Scheinkman, Traub, Young, and Burger. The Settlement Agreement supersedes the two prior settlement agreements (as amended) by and among the Company and the Raging Capital Group dated March 17, 2015, and May 27, 2016.
In connection with the November 2016 Settlement Agreement, effective November 4, 2016, Kenneth H. Traub and Richard N. Burger each resigned from their respective positions as members of the Board and all committees of the Board on which they served. Neither Mr. Traub’s nor Mr. Burger’s resignations were because of a disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.
For additional information regarding the November 2016 Settlement Agreement, see “Related Parties—Related Party Transactions and Relationships” and the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2016.
Family Relationships
There are no family relationships among any of the directors or executive officers of the Company.
Committees of the Board of Directors
The Board has three standing committees: the Audit Committee, the Governance Committee, and the Human Resources Committee. Each committee has a written charter adopted by the Board, copies of which are posted under the “Corporate Governance” section of the Company’s website at https://www.castlemetals.com/investors/corporate-governance.
Each committee reviews the appropriateness of its charter and performs a self-evaluation at least annually. The Board will review the composition of each committee in light of the expected changes to the Board’s composition as a result of the Annual Meeting.

The following summarizes the current membership and responsibilities of each of our three standing Board committees:

	Responsibilities	Current Committee Members
AUDIT COMMITTEE
•    Oversight of the quality and integrity of the Company’s financial statements and internal controls
•    Monitors the Company’s compliance with legal and regulatory requirements
•    Reviews the qualifications, performance, and independence of the Company’s independent auditors
•    Reviews the performance of the Company’s internal audit function
•    Oversight of annual risk management assessments
•    Monitors reports received on the Company’s incident reporting hotline
•    Oversight of compliance program, including an annual review of the Codes of Conduct
•    Prepares the “Report of the Audit Committee” for our stockholders included in the Company's annual meeting proxy

Pamela Forbes Lieberman (Chairperson) Howard Brod Brownstein Michael J. Sheehan

GOVERNANCE COMMITTEE
•    Oversight of governance policies and practices
•    Reviews governance-related legal and regulatory matters that could impact the Company
•    Reviews and makes recommendations on the overall size and composition of the Board and its Committees
•    Oversight of Board recruitment, including identification of potential director candidates, evaluating candidates, and recommending nominees for membership to the full Board
•    Leads the annual self-evaluation of the Board and its Committees and reports the results
Jonathan B. Mellin (Chairperson) Pamela Forbes Lieberman Michael J. Sheehan

HUMAN RESOURCES COMMITTEE
•    Determines the composition and value of non-CEO executive officer compensation and makes recommendations with respect to CEO compensation to the independent members of the Board who collectively have final approval authority
•    Reviews the compensation philosophy, selection of compensation elements to balance risk, reward, and retention objectives and the alignment of incentive compensation to the Company’s strategy
•    Oversight of compensation plans and policies
•    Retains authority to employ and terminate a compensation consultant
•    Reviews and recommends changes to the Board regarding Director compensation

Michael J. Sheehan (Chairperson) Howard Brod Brownstein Pamela Forbes Lieberman

Board Membership Criteria
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership of the Company’s common stock with the SEC and to furnish the Company with a copy of those reports.
Based on our review of the reports and upon the written confirmation that we received from each of our Executive Officers and Directors, we believe that all Section 16(a) reports were timely filed in 2016.
Code of Conduct
The Board has adopted a specific Code of Conduct for Directors and a specific Code of Conduct for Officers. The Company has also adopted a general Code of Conduct applicable to all employees. A copy of our Code of Conduct policies can be found on the “Corporate Governance” section of the Company’s website at https://www.castlemetals.com/investors/corporate-governance.
Every Company director and officer is required to read and follow the Code that is applicable to their role. Any waiver of any Code of Conduct policy requires the approval of the Governance Committee, and must be promptly disclosed to our stockholders. We intend to disclose on the “Corporate Governance” section of our website any amendments to, or waivers from, any of our Code of Conduct policies.

ITEM 11 — Executive Compensation
Explanatory Note
Beginning in 2017, we are a “smaller reporting company,” as defined in Item 10 of Regulation S-K promulgated under the Exchange Act, and have elected to provide in this Proxy Statement certain scaled disclosures permitted under the Exchange Act for smaller reporting companies. As a result of being a smaller reporting company, we do not provide compensation and risk disclosures, compensation committee interlocks disclosures, a compensation discussion and analysis or a compensation committee report, among other disclosures. We will remain a “smaller reporting company” until such time as our public float as of the last business day of our most recently completed second fiscal quarter is at least $75 million.
Executive Compensation
Summary Compensation Table
The table below includes the total compensation paid to or earned by each of the Chief Executive Officer (our principal executive officer, or “PEO”) and the two other most highly compensated current executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year for the fiscal years ended December 31, 2016, and 2015 (collectively, the “Named Executive Officers”).

Name	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Award (3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Steven Scheinkman, President and Chief Executive Officer	2016	650,000	—	—	814,240	1,218,750	—	187,848	2,870,838
	2015	455,000	—	254,800	474,000	230,459	—	132,040	1,546,299
Patrick Anderson, EVP, Chief Financial Officer & Treasurer	2016	300,000	—	—	170,240	247,500	—	43,890	761,630
	2015	282,938	119,000	28,984	104,445	66,000	—	36,257	637,624
Marec Edgar, EVP, General Counsel, Secretary & CAO	2016	340,000	—	—	192,640	280,500	—	47,376	860,516
	2015	331,077	162,200	44,900	118,205	74,800	—	38,671	769,853

(1) The amounts in this column include the following: for 2015 - discretionary bonuses for Mr. Anderson ($20,000); Mr. Edgar ($50,000); and the portion of the 2015 STIP bonuses for Messrs. Anderson and Edgar in excess of their target bonuses.

(2) The amounts in this column for 2015 reflect the aggregate grant date fair value of stock-based awards (other than stock options) granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid or realized by the officer. Additional information about these values is included in Note 9 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2016.

(3) The amounts reported in this column reflect the aggregate grant date fair value of stock options granted under the 2016-2018 LTCP, 2015 STIP, and 2015-2017 LTCP, computed in accordance with ASC Topic 718. Additional information about these values is included in Note 9 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2016.

(4) Reflects the cash awards under the Company’s STIP (amounts earned during the applicable fiscal year but paid after the end of that fiscal year).
(5) Reflects the actuarial change in the present value of the Named Executive Officer’s benefits under the Salaried Pension Plan determined using assumptions consistent with those used in the Company’s financial statements. Pension accruals ceased for all Named Executive Officers in 2008, and Named Executive Officers hired after that date are not eligible for coverage under any pension plan. Accordingly, the amounts reported for the Named Executive Officers do not reflect additional accruals but reflect the fact that each of them is one year closer to “normal retirement age” as defined under the terms of the Salaried Pension Plan as well as changes to other actuarial assumptions. For 2016, there was an actuarial decrease in the present value of the benefits under the Salaried Pension Plan for Mr. Anderson in the amount of $(10,899). Because this amount is negative, it is not reported in this column or in the Total Compensation column in the Summary Compensation Table.

(6) The amounts shown are detailed in the supplemental “All Other Compensation Table – Fiscal Year 2016” below.

All Other Compensation Table – Fiscal Year 2016
The table below provides additional information about the amounts that appear in the “All Other Compensation” column in the Summary Compensation Table above:

Name	401(k) Plan Company Matching Contributions ($)	Deferred Plan Company Matching Contributions ($)	Housing Reimbursement ($)	Miscellaneous ($)(1)	Total All Other Compensation ($)
Steven Scheinkman	15,900	35,428	130,350	6,170	187,848
Patrick Anderson	12,669	15,231	—	15,990	43,890
Marec Edgar	14,358	17,262	—	15,756	47,376

(1)
Includes the cost, including insurance, fuel and lease payments, of a Company-provided automobile or vehicle stipend, a cellular telephone allowance and personal excess liability insurance premiums paid by the Company.

Narrative Discussion of Executive Compensation
We have three elements of total direct compensation: base salary, annual incentives, and long-term incentives. We also provide our Named Executive Officers with limited perquisites and standard retirement and benefit plans.
Base Salary
With the exception of the CEO, whose compensation was reviewed and recommended by the Human Resources Committee and approved by the independent members of the Board, the Human Resources Committee reviewed and approved the base salaries of the Named Executive Officers in 2016. In each case, the Human Resources Committee took into account the CEO’s recommendation, as well as experience, internal equity, the performance of each Named Executive Officer during the year, and external competitive compensation data, among other factors. Fixed compensation recognizes individual performance, seniority, scope of responsibilities, leadership skills, and experience. The Board did not recommend any increases in the base salaries of the Named Executive Officers in 2016 as compared to 2015.
Annual Incentives
Annual incentives are awarded under the Company’s Short-Term Incentive Program (“STIP”) and are subject to the terms of the Company’s 2008 Omnibus Incentive Plan, as amended (the “Omnibus Plan”). The purpose of the STIP is to provide variable compensation based on Company performance against annually established key operational and financial measures, as well as individual performance. Metrics and targets under the STIP are evaluated each year for alignment with business strategy.
As previously disclosed, in February 2016, to align the efforts of the Named Executive Officers with the Company’s current goals, the Board approved the 2016 STIP with performance measures tied directly to: (1) de-leveraging the Company’s balance sheet and reducing interest expense through strategic asset sales completed at maximized value; and (2) improving the near-term profitability of the Company by ensuring cash-positive operating performance. Specifically, 60% of the Named Executive Officers’ 2016 STIP opportunity was based on the total gross value delivered to the Company (and subsequently used for debt reduction) via the sale of pre-defined strategic assets; the remaining 40% of the Named Executive Officers’ 2016 STIP opportunity was based on the Company’s achievement of cash-positive operating performance in 2016. The target opportunities under the 2016 STIP for our Named Executive Officers, as a percentage of base salary, were as follows: Mr. Scheinkman, 125%; Mr. Anderson, 55%; and Mr. Edgar, 55%. In January 2017, the Board approved the following payouts under the 2016 STIP: Mr. Scheinkman, $1,218,750; Mr. Anderson, $247,500; and Mr. Edgar, $280,500.
Long-Term Incentives
We grant long-term incentive awards under our Long-Term Compensation Plan (“LTCP”) to our Named Executive Officers to reward performance over a three-year time period. Equity-based compensation remains an important component of the Company’s overall compensation strategy to align the interests of our Named Executive Officers with the interests of our stockholders and serves as an important tool for the Company with respect to attracting and retaining executive talent.
Under the LTCP, awards are granted annually at the discretion of the Human Resources Committee (or, in the case of the CEO, the Board). The Human Resources Committee approves a specific LTCP award opportunity for each executive officer (with the exception of the CEO, whose specific opportunity under the LTCP is reviewed and recommended by the Human Resources Committee and approved by the independent members of the Board). All awards under the LTCP are subject to the terms of the Omnibus Plan.
Grant of 2016-2018 LTCP
Our Named Executive Officers received awards of non-qualified stock options under the 2016-2018 LTCP, which generally will vest in ratable installments on the first, second, and third anniversaries of the grant date (with an exercise price of $1.98 per share, the closing price of the Company’s stock on the grant date): Mr. Scheinkman, options to purchase 727,000 shares; Mr. Anderson, options to purchase 152,000 shares; and Mr. Edgar, options to purchase 172,000 shares.
Completion of 2014-2016 LTCP
The 2014-2016 LTCP concluded on December 31, 2016, and consisted of two-thirds performance shares and one-third time-based restricted stock units. The Human Resources Committee reviewed the attainment of the performance goals under the 2014-2016 LTCP (as previously disclosed, 50% relative total shareholder return ("RTSR") and 50% return on invested capital (“ROIC”)) and determined that the performance results were below the threshold goals. Accordingly, no performance shares were earned or paid out under the 2014-2016 LTCP.
Retirement Benefits
We currently maintain the following retirement plans for our Named Executive Officers that are generally available to all non-union, salaried employees:

•
Salaried Pension Plan. We maintain the Salaried Employees Pension Plan (the “Salaried Pension Plan”), a qualified, noncontributory defined benefit pension plan covering eligible salaried employees who meet certain age and service requirements. As of June 30, 2008, the benefits under the Salaried Pension Plan were frozen. There are no enhanced pension formulas or benefits available to the Named Executive Officers. Of our current Named Executive Officers, only Mr. Anderson is eligible to receive benefits under the Salaried Pension Plan.

•
401(k) Savings and Retirement Plan. We maintain the 401(k) Savings and Retirement Plan (the “401(k) Plan”), a qualified defined contribution plan, for our employees in the United States who work full-time. There are no enhanced 401(k) benefits available to the Named Executive Officers. Refer to the All Other Compensation Table above for the Company’s contributions to each Named Executive Officer under the 401(k) Plan.

We also maintain the following plan that is available to a limited number of senior management employees, including the Named Executive Officers:

•
Supplemental 401(k) Savings and Retirement Plan. We maintain an unfunded, nonqualified, deferred compensation plan, the Supplemental 401(k) Plan (the “Supplemental 401(k) Plan”), for our executive officers and senior management. The Supplemental 401(k) Plan has investment options that mirror our 401(k) Plan and provide participants with the ability to save for retirement with additional tax-deferred funds that otherwise would have been limited due to IRS compensation and benefit limitations. Refer to the All Other Compensation Table above for the Company’s contributions to each participating Named Executive Officer under the Supplemental 401(k) Plan.

Perquisites and Other Personal Benefits
We provide the following limited perquisites to our Named Executive Officers: automobile usage or stipends; phone allowances; personal excess liability coverage policy; and medical, dental, life insurance, short-term, and long-term disability coverage (standard benefits available to most of our employees). We also provide reimbursement of certain housing costs to Mr. Scheinkman, who was required to maintain a residence in the Chicago area when he was appointed CEO.
Employment-Related Agreements
To assure stability and continuity of management, we have entered into severance and change in control agreements with each of our Named Executive Officers, including Mr. Scheinkman. In addition, as previously disclosed, the Company entered into an employment offer letter, dated April 16, 2015, with Mr. Scheinkman regarding his service as President and Chief Executive Officer of the Company. In accordance with the offer letter, Mr. Scheinkman receives an annual base salary of $650,000 and is eligible for the annual and long-term incentive awards described above.

See the summary below under the heading, “Potential Payments Upon Termination or Change in Control” for information regarding the severance and change in control agreements with our Named Executive Officers.

Outstanding Equity Awards at 2016 Fiscal Year-End
The following table sets forth information on the holdings of stock options and stock awards by our Named Executive Officers as of the end of 2016.

					Stock Awards
	Option Awards				Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Un‑exercised Options (#) Exercisable	Number of Securities Underlying Un‑exercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Steven Scheinkman	60,000	120,000	3.92	7/23/25
	16,667	33,333	3.92	7/23/25
	—	727,000	1.98	2/25/26	65,000	16,250	—	—
Patrick Anderson	4,800	-	12.75	3/17/18
	12,169	24,336	3.92	7/23/15
	4,700	9,400	3.92	7/23/15
	—	152,000	1.98	2/25/26	7,394	1,849
							—	—
Marec Edgar	13,791	27,582	3.92	7/23/25
	5,300	10,600	3.92	7/23/25
	—	172,000	1.98	2/25/26	16,542	4,136
							—	—

(1) The vesting schedule for the shares underlying the options included in this column for each of the Named Executive Officers is as follows:

•    Mr. Scheinkman:
o 16,667 shares will vest and become exercisable on July 24, 2017;
o 16,666 shares will vest and become exercisable on July 24, 2018;
o 60,000 shares will vest and become exercisable on each of April 17, 2017, and April 17, 2018;
o 242,333 shares vested and became exercisable on February 25, 2017;
o 242,333 shares will vest and become exercisable on February 25, 2018; and
o 242,334 shares will vest and become exercisable on February 25, 2019.

•    Mr. Anderson:
o 4,700 shares will vest and become exercisable on each of July 24, 2017, and July 24, 2018;
o 12,168 shares vested and became exercisable on February 25, 2017;
o 12,168 shares will vest and become exercisable on February 25, 2018;
o 50,666 shares vested and became exercisable on February 25, 2017; and
o 50,667 shares will vest and become exercisable on each of February 25, 2018, and February 25, 2019.

•    Mr. Edgar:
o 5,300 shares will vest and become exercisable on each of July 24, 2017 and July 24, 2018;
o 13,791 shares vested and became exercisable on February 25, 2017;
o 13,791 shares will vest and become exercisable on February 25, 2018;
o 57,333 shares vested and became exercisable on February 25, 2017;
o 57,333 shares will vest and become exercisable on February 25, 2018; and
o 57,334 shares will vest and become exercisable on February 25, 2019.

(2) The vesting schedule for the restricted stock units included in this column for each of the Named Executive Officers is as follows:

• Mr. Scheinkman: o 65,000 restricted stock units will vest on December 31, 2017.

• Mr. Anderson: o 7,394 restricted stock units will vest on December 31, 2017
• Mr. Edgar: o 5,088 restricted stock units vested on April 1, 2017, and o 11,454 restricted stock units will vest on December 31, 2017.

(3) Market value has been computed by multiplying $0.25, the closing price of the Company’s common stock on December 31, 2016, by the number of shares of stock.

Potential Payments Upon Termination or Change in Control
The table below shows the benefits that our current Named Executive Officers would receive if their employment were terminated under various circumstances, based on the terms of the plans and agreements that were in effect as of December 31, 2016.

Benefit	Death	Disability	For Cause/ Voluntary	Without Cause/Good Reason	Change in Control Plus Termination	Change in Control (No Termination)
Cash Severance	—	(1)	—	1x base salary	1x base salary (2x base salary for Messrs. Scheinkman and Edgar)	—
Annual Incentive	Paid (pro rata, based on actual results)	Forfeited	Forfeited	Paid (pro rata, based on actual results)	Paid (pro rata, based on actual results)	—
Unvested Restricted Stock and RSUs	Forfeited	Forfeited	Forfeited	Forfeited	Accelerated vesting of outstanding and unvested restricted stock and RSUs	Accelerated vesting of outstanding and unvested restricted stock and RSUs, if such awards are not assumed by the acquirer
Unvested Options	Forfeited	Forfeited	Forfeited	Forfeited	Accelerated vesting of unvested options	Accelerated vesting of outstanding and unvested options, if such awards are not assumed by the acquirer
Performance Equity	Forfeited	Forfeited	Forfeited	For unvested performance shares for which the date of termination precedes end of performance period by less than one year, pro-rata payout based on actual results	Accelerated vesting of unvested performance shares and pro-rata payout upon change in control; payment to be made in cash	Accelerated vesting of unvested performance shares and pro-rata payout upon change in control; payment to be made in cash
Health & Welfare	—	—	—	Company-paid COBRA continuation coverage up to 12 months	Company-paid COBRA continuation coverage up to 12 months	—
Outplacement	—	—	—	Assistance provided, up to $12,500	Assistance provided, up to $12,500	—
Company Auto	—	—	—	Car or auto allowance continued for 12 months	Car or auto allowance continued for 12 months	—

(1) No cash severance due but a long-term disability policy provides salary continuation equal to 60% of salary.
As defined in the severance agreements with the Named Executive Officers:

•
“Cause” generally means the reason for the Named Executive Officer’s involuntary termination of employment was: (i) conviction of, or entry of a plea of guilty or nolo contendere to, a felony; (ii) engagement in egregious misconduct involving serious moral turpitude to the extent that, in the reasonable judgment of the Company, the Named Executive Officer’s credibility and reputation no longer conform to the standard of the Company’s executives; (iii) willful misconduct that, in the reasonable judgment of the Company, results in a demonstrable and material injury to the Company or its affiliates; (iv) willful and continued failure (other than a failure due to mental or physical illness) to perform assigned duties, provided that such assigned duties are consistent with the job duties of the Named Executive Officer and such failure is not cured within 30 days after notice from the Company; or (v) material breach of the Named Executive Officer’s severance agreement, provided that such breach is not cured within 30 days after notice of such breach from the Company.

•
“Good Reason” generally means the Named Executive Officer’s termination of their employment as a result of any of the following events: (i) the Company reduces the Named Executive Officer’s base salary by ten percent (10%) or more (either upon one reduction or during a series of reductions over a period of time); provided, that such reduction neither comprises a part of a general reduction for all of the Company’s executive officers as a group (determined as of the date immediately before the date on which the Named Executive Officer becomes subject to such material reduction) nor results from a deferral of the Named Executive Officer’s base salary; (ii) a material diminution in the Named Executive Officer’s authority (including, but not limited to, the budget over which the Named Executive Officer retains authority), duties, or responsibilities within the Company; (iii) a material change by more than fifty (50) miles in the geographic location at which the executive must perform services for the Company; or (iv) any other action or inaction that constitutes a material breach by the Company of the Named Executive Officer’s severance agreement.

•
“Good Reason” in connection with a termination related to a change in control generally means the Named Executive Officer’s termination of his or her employment as a result of any of the events noted in the preceding bullet point, or any of the following events: (i) the Company reduces the Named Executive Officer’s base salary by ten percent (10%) or more (either upon one reduction or during a series of reductions over a period of time); provided, that such reduction neither comprises a part of a general reduction for all of the Company’s executive officers as a group (determined as of the date immediately before the date on which the Named Executive Officer becomes subject to such material reduction) nor results from a deferral of the Named Executive Officer’s base; (ii) the Company fails to continue in effect any plan in which the Named Executive Officer participates immediately prior to the change in control which is material to the Named Executive Officer’s total compensation, unless an applicable arrangement (embodied in an ongoing substitute plan) has been made, or the Company fails to continue the Named Executive Officer’s participation therein (or in such substitute plan) on a basis no less favorable to the Named Executive Officer’s then-current peers as a group (determined as of the date immediately prior to the change in control); (iii) a demotion in position (including a decrease in organizational level) or a material diminution in the Named Executive Officer’s authority (including, but not limited to, the budget over which the Named Executive Officer retains authority), duties, or responsibilities within the Company; (iv) a material change by more than fifty (50) miles in the geographic location at which the Named Executive Officer must perform services for the Company; or (v) any other action or inaction that constitutes a material breach by the Company of the Named Executive Officer’s severance agreement.

Non‑Employee Director Compensation
Director Compensation Table – Fiscal Year 2016
The following table summarizes the compensation paid to or earned by the non‑employee directors for 2016. Employees of the Company who serve as directors receive no additional compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Brian Anderson(3)	$82,375	$—	-	$—	$640	$83,015
Howard Brod Brownstein(4)	19,728	44,256		—	192	64,176
Richard Burger(5)	16,467	52,278		—	294	69,039
Reuben Donnelley(6)	50,901	—		9,819	640	61,360
Pamela Forbes Lieberman(7)	117,500	52,278		—	640	170,418
Gary Masse(8)	98,846	89,621		—	640	189,107
Jonathan Mellin	80,416	52,278		—	640	133,334
Michael Sheehan(9)	30,326	52,278		—	294	82,898
Kenneth Traub(10)	67,341	52,278		—	640	120,259
Allan Young(11)	55,272	52,278		—	640	108,190

(1)
Stock Awards. On July 27, 2016, each director received an annual restricted stock award of 35,323 shares of our common stock. In addition to his annual grant, Mr. Masse also received a restricted stock award of 25,232 shares of our common stock in recognition of his election to chairpersonship of the Board and his increased responsibility. The amounts shown reflect the grant date fair value computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC Topic 718”). As of December 31, 2016, each director held the following number of shares subject to outstanding unvested stock awards:

•    Mr. Brownstein – 31,839 shares;
•    Ms. Forbes Lieberman – 58,844 shares;
•    Mr. Mellin – 53,990 shares; and
•    Mr. Sheehan. – 35,323 shares.

(2)	All Other Compensation. This column includes premium payments made by the Company in 2016 for personal excess liability insurance coverage.

(3)
Mr. Brian Anderson did not stand for reelection to the Board on July 27, 2016. In recognition of his service to the Company, the Board approved the acceleration of Mr. Anderson’s unvested restricted stock awards, in the amount of 23,521 shares.

(4)	Mr. Howard Brod Brownstein was appointed to the Board on September 2, 2016, and received a prorated restricted stock award of 31,839 shares.

(5)	Mr. Richard Burger was elected to the Board on July 27, 2016. Mr. Burger subsequently resigned on November 4, 2016, and forfeited all unvested equity awards.

(6)
Mr. Reuben Donnelley did not stand for reelection to the Board on July 27, 2016. In recognition of his service to the Company, the Board approved the acceleration of Mr. Donnelley’s unvested restricted stock awards, in the amount of 23,521 shares.

(7)
Ms. Pamela Forbes Lieberman's Board fees earned include $30,000 compensation received for being a member of Kreher Steel Company's Board of Directors. She was subsequently elected chairperson of the Board on February 9, 2017.

(8)	Mr. Gary Masse resigned from the Board on February 9, 2017 and forfeited all unvested equity awards.

(9)	Mr. Michael Sheehan was elected to the Board on July 27, 2016.

(10)	Mr. Kenneth Traub resigned from the Board on November 4, 2016, and forfeited all unvested equity awards.

(11)
Mr. Allan Young resigned from the Board on September 2, 2016. In recognition of his service to the Company, the Board approved the acceleration of 18,667 shares of Mr. Young’s 53,990 unvested restricted stock awards.

Narrative Discussion of Non-Employee Director Compensation
Cash Compensation
Our director compensation program provides that the cash compensation paid to, or earned by, our non-employee directors will be comprised of the following components:

Role	Annual Retainers*
Director	$60,000
Board Chairperson	$40,000
Audit Committee Chairperson	$10,000
Governance Committee Chairperson	$5,000
Human Resources Committee Chairperson	$7,500
*Retainers are paid in quarterly installments.
Equity-Based Compensation
Our non-employee director compensation program also includes an annual restricted stock award in an amount valued at $70,000, based upon the 60‑day trailing average stock price on the date of grant. The 2016 restricted stock grants vest upon the expiration of one year from the date of grant, and the 2017 restricted stock grants also are expected to vest upon the expiration of one year from the date of grant.
Other Compensation
Reimbursement is made for travel and accommodation expenses incurred to attend meetings and participate in other corporate functions and for the cost of attending one director continuing education program annually. For each director, the Company pays and maintains coverage for personal excess liability, business travel accident, and director and officer liability insurance policies.
Directors Deferred Compensation Plan
The Company also maintains a Directors Deferred Compensation Plan (the “Directors Plan”), under which a director may elect to defer receipt of up to 100% of his or her board compensation for the following year. A director may elect to defer compensation into either an interest or a stock equivalent investment option. Compensation held in the interest account is credited with interest at the rate of 6% per year compounded annually. Compensation deferred in the stock equivalent accounts are divided by the closing price of the Company’s common stock on the day as of which such compensation would otherwise have been paid to the director to yield a number of stock equivalent units.
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
Director Stock Ownership Guidelines
Director stock ownership guidelines require each director to beneficially own Company common stock with a value equivalent to four times the annual cash retainer (not including any chairperson retainer(s)). Directors have five years from the date they are initially elected as a director in which to accumulate the required amount. The equity components that are used to meet the director stock ownership guidelines are as follows:

•	Shares owned outright and beneficially;

•	Restricted stock;

•	Stock equivalent units; and

•	Unexercised, vested stock options.

Oversight of Risk Management
The Board is actively involved in oversight of risks that could affect the Company. The Board implements its risk oversight function as a whole and through delegation to Board committees, which meet regularly and report back to the full Board. The risk management role of each of our Board committees is detailed further below:

Board of Directors

Audit Committee	Governance Committee	Human Resources Committee

•    Oversees risk related to the Company’s financial statements, financial reporting process and accounting and legal matters, internal audit function, and the Company’s Code of Conduct program
•    Monitors the Company’s cyber security action plans
•    Reviews outcome of the Company’s periodic Enterprise Risk Assessment, which identifies and evaluates potential material risks that could affect the Company and identifies appropriate mitigation measures
• Oversees governance-related risk, including development of the Company’s policies and practices, and Board succession planning
•    Oversees risks associated with the Company’s compensation programs

•    Reviews and approves compensation features that mitigate risk and align pay to performance with the interests of our executives and our stockholders

The full Board retains responsibility for general oversight of risks. Key risks to the Company’s business strategy are considered by the Board as party of the Company’s annual strategy review. Additional information regarding the risks faced by the Company are included in this Annual Report on Form 10‑K for the year ended December 31, 2016.

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plan
This table provides information regarding the equity authorized for issuance under our equity compensation plans as of December 31, 2016. Note that our equity authorized for issuance under our 401(k) Plan is not included below.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,360,369	(1)	$2.25	(2)	2,989,631
Equity compensation plans not approved by security holders(3)	—		N/A	(4)	N/A (5)
Total	2,360,369		N/A		2,989,631

(1)
This number represents the gross number of underlying shares of common stock associated with outstanding stock options, restricted stock units and equity performance share award units granted under the Company’s 2008 Omnibus Incentive Plan. This does not include 264,072 shares of non-vested restricted stock issued under the 2008 Omnibus Incentive Plan and outstanding as of December 31, 2016. As of December 31, 2016, the following equity remains outstanding and reserved for issuance:
•    2,221,512 stock options
•    138,857 restricted stock units
•    0 equity performance shares

(2)
Equity performance share awards and restricted stock units granted under the 2008 Plan do not have an exercise price and are settled for shares of the Company’s common stock on a one-for-one basis based on actual performance compared to target goals or upon vesting. These awards have been disregarded for purposes of computing the weighted-average exercise price.

(3)
The 1986 Directors Deferred Compensation Plan (“Directors Plan”) was not approved by the stockholders. A brief description of the material features of the Directors Plan is included above in the section entitled, "Non-Employee Director Compensation." As of December 31, 2016, there were no shares subject to outstanding deferrals under the Directors Plan.

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
The following table sets forth the number of shares and percentage of the Company’s common stock that was owned beneficially as of December 31, 2016, by each of the Company’s directors and each current Named Executive Officer set forth in the Summary Compensation Table, and by all directors, director nominees and executive officers as a group, with each person having sole voting and dispositive power except as indicated:

Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock	Additional Information
Directors and Director Nominees
Pamela Forbes Lieberman	85,340	*
Jonathan Mellin	10,568,056	32.45%	See “Principal Stockholders” table, note 2.
Michael Sheehan	135,323	*
Howard Brod Brownstein	31,839	*
Named Executive Officers
Steven Scheinkman	149,167	*	Includes 76,667 vested, unexercised stock options.
Patrick Anderson	52,014	*	Includes 21,669 vested, unexercised stock options.
Marec Edgar	40,570	*	Includes 19,091 vested, unexercised stock options.
All directors, director nominees and executive officers as a group (7 persons)	11,062,309	33.97%

* Percentage of shares owned equals less than 1%.
Principal Stockholders
The only persons who held of record or, to our knowledge (based on our review of Schedules 13D, 13F and 13G, and amendments thereto), owned beneficially more than 5% of the outstanding shares of our common stock as of December 31, 2016, are set forth below, with each person having sole voting and dispositive power except as indicated:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock (1)
Jonathan B. Mellin W.B. & Co. FOM Corporation 30 North LaSalle Street, Suite 1232 Chicago, Illinois 60602-2504	10,568,056	(2)	32.45%
Osterweis Capital Management, Inc. One Maritime Plaza, Suite 800 San Francisco, CA 94111	2,247,119	(3)	6.9%
Royce & Associates, LLC 745 Fifth Avenue New York, New York 10151	1,977,004	(4)	6.1%

(1)	Applicable percentage ownership is based upon 32,566,609 shares of common stock outstanding as of December 31, 2016.

(2)
Based on a Schedule 13D/A filed with the SEC on December 21, 2016 by W.B. & Co. (“WB”), Jonathan B. Mellin, Reuben S. Donnelley, and FOM Corporation (“FOM”). The general partners of WB are Mr. Mellin and Mr. Donnelley, who share voting power with respect to shares beneficially owned by WB. FOM is a trustee and custodian, as applicable, with respect to certain trusts and custodial accounts for which WB holds shares of common stock of the Company.

W.B. & Co. shares voting power with respect to 8,759,076 shares of common stock no sole voting power and no sole or shared dispositive power. Mr. Mellin has sole voting power over 939,646 shares of common stock, shared voting power over 9,628,410 shares of common stock, sole dispositive power over 280,377 shares of common stock and shared dispositive power over 1,619,334 shares of common stock. Mr. Mellin expressly disclaims beneficial ownership of these shares, except with respect to Mr. Mellin’s pecuniary interest therein and these shares include the shares owned by WB. Mr. Donnelley has sole voting power over 33,471 shares of common stock, shared voting power over 8,759,076 shares of common stock, sole dispositive power over 33,471 shares of common stock and shared dispositive power over no shares of common stock. Mr. Donnelly expressly disclaims beneficial ownership of these shares, except with respect to Mr. Donnelly’s pecuniary interest therein and these shares include the shares owned by WB. FOM Corporation has sole voting power over 1,594,372 shares of common stock, sole dispositive power over 8,988,611, and shared voting and dispositive power over 572,688 shares of common stock.

(3)	Based on a Schedule 13G/A filed with the SEC on February 14, 2017.
(4) Based on a Schedule 13G/A filed with the SEC on January 6, 2017.

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
Related Party Transactions and Relationships
Raging Capital Management, LLC
May 2016 Settlement Agreement
On May 27, 2016, the Company entered into a Settlement Agreement (the “May 2016 Settlement Agreement”) with the Raging Capital Group and Messrs. Traub, Young and Burger.
Pursuant to the terms of the May 2016 Settlement Agreement, the Board of Directors of the Company agreed to nominate for election at the Company’s 2016 Annual Meeting of Stockholders: (a) Richard N. Burger, (b) Michael Sheehan and (c) Gary A. Masse to serve as Class III directors (with a term expiring at the Company’s 2019 Annual Meeting of Stockholders). In addition, the Board agreed to (i) disband the Finance Committee it had previously formed in connection with a prior settlement agreement entered into with the Raging Capital Group in March 2015, and (ii) hold its 2016 Annual Meeting of Stockholders no later than July 27, 2016.
The members of the Raging Capital Group and Messrs. Burger, Traub and Young, also agreed to customary standstill restrictions during the standstill period beginning on the date of execution of the May 2016 Settlement Agreement and ending on the date that was to be one day after the Company’s 2018 Annual Meeting of Stockholders, including specified prohibitions against solicitation of proxies, submission of stockholder proposals, nomination of director candidates, formation of a group, calling a special meeting and engaging in extraordinary transactions with or involving the Company.
The standstill also restricted the members of the Raging Capital Group from acquiring beneficial ownership of in excess of 22.5% of the Company’s total outstanding common stock or beneficial ownership of any of the Company’s 12.75% Senior Secured Notes due 2016 (the “Old Secured Notes”), 12.75% Senior Secured Notes due 2018 (the “New Secured Notes”), 7.0% Convertible Senior Notes due 2017 (the “Old Convertible Notes”), 5.25% Convertible Senior Secured Notes due 2019 (the “New Convertible Notes”) or any other interests in the Company’s indebtedness such that the aggregate principal amount of all such indebtedness exceeds $40,000,000.

November 2016 Settlement Agreement
On November 3, 2016, the Company entered into a Settlement Agreement (the “November 2016 Settlement Agreement”) with the Raging Capital Group, and Messrs. Scheinkman, Traub, Young, and Burger. The November 2016 Settlement Agreement superseded the two prior settlement agreements (as amended) by and among the Company and the Raging Capital Group dated March 17, 2015, and May 27, 2016, which have no further force or effect.
The members of the Raging Capital Group, Messrs. Traub, Young, and Burger agreed to customary standstill restrictions during the standstill period beginning on the date of execution of the November 2016 Settlement Agreement and ending on the date that is one day after the Company’s 2018 Annual Meeting of Stockholders, including specified prohibitions against solicitation of proxies, submission of stockholder proposals, nomination of director candidates, formation of a group, calling a special meeting, and engaging in extraordinary transactions with or involving the Company. The standstill restrictions are substantially consistent with those set forth in the May 2016 Settlement Agreement.
The standstill also restricts the members of the Raging Capital Group from acquiring beneficial ownership of shares of the Company’s common stock (excluding (i) 18,888 shares of common stock held by Mr. Traub as of the date of the November 2016 Settlement Agreement; (ii) 18,667 shares of common stock held by Mr. Young as of the date of the November 2016 Settlement Agreement; and (iii) shares of common stock underlying the Company’s New Convertible Notes owned by the Raging Capital Group as of the date of the November 2016 Settlement Agreement) or beneficial ownership of any of the Company’s New Secured Notes, Old Convertible Notes, New Convertible Notes or any other interests in the Company’s indebtedness (excluding $27,500,000 principal amount of the Company’s New Secured Notes and $2,940,000 principal amount of the Company’s New Convertible Notes then owned by the Raging Capital Group).
The November 2016 Settlement Agreement was entered into in connection with a transaction pursuant to which W.B. & Co. had purchased 4,630,795 shares of our common stock owned by Raging Capital Master Fund, Ltd. Jonathan B. Mellin, a director of the Company, is one of the general partners of W.B. & Co. and shares voting power with respect to the shares of the Company’s common stock owned by W.B. & Co. Following this purchase, W.B. & Co. owned approximately 35% of the Company’s outstanding common stock.
Raging Capital Group’s Ownership of Equity and Debt Securities
In the first quarter of 2016, the Company entered into separate Transaction Support Agreements (the “Support Agreements”) with holders of the Company’s Old Secured Notes and Old Convertible Notes to refinance the Company’s public indebtedness. The Raging Capital Group was party to one of the Support Agreements.
Two of our former directors, Messrs. Young and Traub, are Managing Partners of, and hold an economic interest in, Raging Capital Group. At the time the Company entered into the Support Agreement with Raging Capital Group, Raging Capital Group owned in the aggregate $27.5 million of the New Secured Notes, $4.2 million of the Old Convertible Notes and approximately 20% of the Company’s common stock.
For additional information on the terms of the Support Agreements, as amended, see the Company’s Current Reports on Form 8-K filed with the SEC on January 15, 2016, February 3, 2016, March 22, 2016, and May 13, 2016.
As a holder of the Company's Old Secured Notes and Old Convertible Notes, which were exchanged in early 2016 for the Company’s New Secured Notes and New Convertible Notes, respectively, Raging Capital Group received interest payments in 2016 with respect to the Old Secured Notes and Old Convertible Notes, commensurate with other holders. In connection with the exchange of its Old Secured Notes, Raging Capital Group received a consent payment commensurate with similarly situated holders of the Old Secured Notes. Raging Capital Group also received interest payments with respect to the New Secured Notes and New Convertible Notes in 2016, commensurate with other holders thereof.
Simpson Estates, Inc.
One of our current directors, Mr. Mellin is the President and Chief Executive Officer of, and holds an economic interest in, entities affiliated with Simpson Estates, Inc. (collectively, “Simpson”). Simpson currently owns approximately 35% of the Company’s outstanding common stock and $32.496 million principal amount of the Company’s New Secured Notes. Simpson is also party to one of the Support Agreements described above. Simpson received interest payments in 2016 with respect to its Old Secured Notes, and in connection with the exchange of its Old Secured Notes, received a consent payment commensurate with similarly situated holders of the Old Secured Notes.

Simpson also received interest payments with respect to the New Secured Notes in 2016, commensurate with other holders thereof.
Director Independence
Our common stock is traded on the OTCQB Ventures Market, which does not maintain any standards regarding the “independence” of the directors on the Board, and we are not subject to the requirements of any national securities exchange or inter-dealer quotation system. In the absence of such requirements, we have elected to use the definition for “independent director” under the NYSE listing standards and the standards set by the Board in the Company’s Corporate Governance Guidelines. The Board reserves the right to apply a different standard for this or other determinations, as it determines is in the best interest of the Company and its stakeholders, in accordance with applicable law and regulations.
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

ITEM 14 — Principal Accountant Fees and Services
Audit and Non-Audit Fees
The following table sets forth the aggregate fees billed or expected to be billed by Deloitte for professional services incurred for the years ended December 31, 2016 and 2015, on our behalf:

Fee Category	2016	2015
Audit Fees	$1,722,300	$1,461,400
Audit-Related Fees	117,000	—
Tax Fees	136,500	95,200
All Other Fees	—	—
Total Fees	$1,975,800	$1,556,600

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
Audit‑Related Fees
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
Pre‑Approval Policy for Audit and Non‑Audit Services
The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services to be provided by the Company’s independent auditor. Also, specific pre-approval by the Audit Committee is required for any proposed services exceeding pre-approved cost levels. The Audit Committee periodically reviews reports summarizing all services provided by the independent auditor. In 2016, the Audit Committee pre-approved all audit and non-audit services provided to the Company in accordance with the Audit Committee pre-approval policy.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
A. M. Castle & Co.

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

3.1	Articles of Restatement of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012.	10-Q	3.1	May 3, 2012	1-5415

3.2	Amendment to Articles of Incorporation of the Company.	8-K	3.1	August 31, 2012	1-5415

3.3	Articles Supplementary of the Charter of the Company.	8-A	3.1	September 6, 2012	1-5415

3.4	Articles Supplementary of the Charter of the Company.	8-K	3.1	August 14, 2013	1-5415

3.5	Amended and Restated Bylaws of the Company, as adopted April 6, 2017.	8-K	3.1	April 7, 2017	1-5415

4.1	Indenture, dated as of December 15, 2011, relating to the 7.00% convertible senior notes due 2017, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee.	8-K	4.1	December 21, 2011	1-5415

4.2	Indenture, dated as of February 8, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.2	February 11, 2016	1-5415

4.3	Indenture, dated as of May 19, 2016, relating to the Company’s 5.25% convertible notes due 2019, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	May 19, 2016	1-5415

4.4	First Supplemental Indenture, dated as of May 16, 2011, entered into as of June 2, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	June 13, 2016	1-5415

4.5	Second Supplemental Indenture, dated as of June 9, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.2	June 13, 2016	1-5415

4.6	Third Supplemental Indenture, dated as of December 8, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.2	December 14, 2016	1-5415

4.7	Fourth Supplemental Indenture, dated as of December 8, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.3	December 14, 2016	1-5415

4.8	First Supplemental Indenture, dated as of December 8, 2016, relating to the Company’s 5.25% convertible notes due 2019, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.4	December 14, 2016	1-5415

4.9	Form of Warrant to Purchase Common Stock.	8-K	4.1	December 14, 2016	1-5415

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.1	Registration Rights Agreement, dated as of December 8, 2016, by and between A.M. Castle & Co. and Highbridge Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P. WFF Cayman II Limited and SGF.	8-K	10.2	December 14, 2016	1-5415

10.2*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415

10.3*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415

10.4*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415

10.5*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415

10.6*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.20	March 24, 2010	1-5415

10.7*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.21	March 24, 2010	1-5415

10.8*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.22	March 24, 2010	1-5415

10.9*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.23	March 24, 2010	1-5415

10.10*	Form of Non-Employee Director Restricted Stock Award Agreement.	8-K	10.1	April 27, 2010	1-5415

10.11*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415

10.12*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415

10.13*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.29	March 8, 2011	1-5415

10.14*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of July 27, 2016.	DEF14A	Appendix A	June 17, 2016	1-5415

10.15	Credit Agreement, dated December 8, 2016, by and among A.M. Castle & Co., certain subsidiaries of A.M. Castle & Co., as borrowers and guarantors, the Financial Institutions, and Cantor Fitzgerald Securities, as agent.	8-K	10.1	December 14, 2016	1-5415

10.16	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 21, 2011	1-5415

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.17	First Amendment to Amended and Restated Intercreditor Agreement, dated December 8, 2016, among Cantor Fitzgerald Securities, in its capacity as administrative and collateral agent for the First Lien Secured Parties, U.S. Bank National Association, and U.S. Bank National Association, in its capacity as trustee and collateral agent for the New Convertible Notes Secured Parties and U.S. Bank National Association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 14, 2016	1-5415

10.18*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.29	August 7, 2012	1-5415

10.19*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415

10.20*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.31	August 7, 2012	1-5415

10.21*	Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.39	May 1, 2014	1-5415

10.22*	Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson.	10-Q	10.40	October 29, 2014	1-5415

10.23*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.	10-K	10.37	March 9, 2015	1-5415

10.24*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.	10-K	10.38	March 9, 2015	1-5415

10.25	Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.1	March 18, 2015	1-5415

10.26*	Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.2	April 22, 2015	1-5415

10.27*	Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415

10.28*	Change of Control Agreement, dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415

10.29	First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub and Allan J. Young.	8-K	10.6	April 22, 2015	1-5415

10.30	Settlement Agreement by and among A. M. Castle & Co., Raging Capital Management, LLC, Raging Capital Master Fund, Ltd., William C. Martin, Kenneth H. Traub, Allan J. Young and Richard N. Burger, dated May 27, 2016.	8-K	10.1	May 27, 2016	1-5415

10.31	Settlement Agreement dated November 3, 2016, by and among A. M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, Allan J. Young, and Richard N. Burger.	8-K	10.1	November 4, 2016	1-5415

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

10.32	Amended and Restated Transaction Support Agreement, dated March 16, 2016, with certain holders of the senior secured notes and convertible notes.	8-K	10.1	March 22, 2016	1-5415

10.33	Unit Purchase Agreement, dated August 7, 2016, by and between A.M. Castle & Co. and Duferco Steel, Inc.	8-K	10.1	August 9, 2016	1-5415

10.34	Asset Purchase Agreement, dated March 11, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC.	8-K	10.1	March 17, 2016	1-5415

10.35	Amendment No. 1 to Asset Purchase Agreement, dated March 14, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC.	8-K	10.2	March 17, 2016	1-5415

10.36*	Form Non-Qualified Stock Option Award Agreement.	8-K	10.7	July 28, 2015	1-5415

10.37*	Form Restricted Stock Unit Award Agreement.	8-K	10.8	July 28, 2015	1-5415

10.38	Second Amendment to Settlement Agreement, as amended, dated October 30, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Messrs. Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.9	November 5, 2015	1-5415

10.39*	Special Bonus Letter dated March 14, 2015, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.2	April 29, 2015	1-5415

10.40*	A.M. Castle & Co. Directors Deferred Compensation Plan (as amended and restated as of January 1, 2015).	10-K/A	10.42	March 16, 2016	1-5415

10.41*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.	10-K/A	10.43	March 16, 2016	1-5415

10.42*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).	10-K/A	10.44	March 16, 2016	1-5415

10.43*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.	10-K/A	10.45	March 16, 2016	1-5415

21.1	Subsidiaries of Registrant	.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLC

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Considered a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Executive Vice President,
Chief Financial Officer & Treasurer
(Principal Financial Officer & Principal Accounting
Officer)

Date:	April 7, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 7th day of April, 2017.

/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Chairman of the Board

/s/ Steven W. Scheinkman
Steven W. Scheinkman, President,
Chief Executive Officer and
Director
(Principal Executive Officer)

/s/ Howard Brod Brownstein	/s/ Jonathan B. Mellin	/s/ Michael J. Sheehan
Howard Brod Brownstein, Director	Jonathan B. Mellin, Director	Michael J. Sheehan, Director

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.	Page No.

3.1	Articles of Restatement of the Company filed with the State Department of Assessments and Taxation of Maryland on April 27, 2012.	10-Q	3.1	May 3, 2012	1-5415	-

3.2	Amendment to Articles of Incorporation of the Company.	8-K	3.1	August 31, 2012	1-5415	-

3.3	Articles Supplementary of the Charter of the Company.	8-A	3.1	September 6, 2012	1-5415	-

3.4	Articles Supplementary of the Charter of the Company.	8-K	3.1	August 14, 2013	1-5415	-

3.5	Amended and Restated Bylaws of the Company, as adopted April 6, 2017.	8-K	3.1	April 7, 2017	1-5415	-

4.1	Indenture, dated as of December 15, 2011, relating to the 7.00% convertible senior notes due 2017, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee.	8-K	4.1	December 21, 2011	1-5415	-

4.2	Indenture, dated as of February 8, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.2	February 11, 2016	1-5415	-

4.3	Indenture, dated as of May 19, 2016, relating to the Company’s 5.25% convertible notes due 2019, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	May 19, 2016	1-5415	-

4.4	First Supplemental Indenture, dated as of May 16, 2011, entered into as of June 2, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.1	June 13, 2016	1-5415	-

4.5	Second Supplemental Indenture, dated as of June 9, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.2	June 13, 2016	1-5415	-

4.6	Third Supplemental Indenture, dated as of December 8, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.2	December 14, 2016	1-5415	-
4.7	Fourth Supplemental Indenture, dated as of December 8, 2016, relating to the Company’s 12.75% senior secured notes due 2018, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.3	December 14, 2016	1-5415	-

4.8	First Supplemental Indenture, dated as of December 8, 2016, relating to the Company’s 5.25% convertible notes due 2019, among A.M. Castle & Co., the Guarantors, U.S. Bank National Association, as trustee and U.S. Bank National Association, as collateral agent.	8-K	4.4	December 14, 2016	1-5415	-

4.9	Form of Warrant to Purchase Common Stock.	8-K	4.1	December 14, 2016	1-5415	-

10.1	Registration Rights Agreement, dated as of December 8, 2016, by and between A.M. Castle & Co. and Highbridge Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P. WFF Cayman II Limited and SGF.	8-K	10.2	December 14, 2016	1-5415	-

10.2*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415	-

10.3*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415	-

10.4*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415	-

10.5*	Form of A.M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415	-

10.6*	Form of Restricted Stock Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.20	March 24, 2010	1-5415	-

10.7*	Form of Performance Share Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.21	March 24, 2010	1-5415	-

10.8*	Form of Incentive Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.22	March 24, 2010	1-5415	-

10.9*	Form of Non-Qualified Stock Option Award Agreement under A. M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.23	March 24, 2010	1-5415	-

10.10*	Form of Non-Employee Director Restricted Stock Award Agreement.	8-K	10.1	April 27, 2010	1-5415	-
10.11*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415	-

10.12*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415	-

10.13*	Form of Performance Share Award Agreement, adopted March 2, 2011, under A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan.	8-K	10.29	March 8, 2011	1-5415	-

10.14*	A.M. Castle & Co. 2008 Omnibus Incentive Plan (formerly known as the A.M. Castle & Co. 2008 Restricted Stock, Stock Option and Equity Compensation Plan) as Amended and Restated as of July 27, 2016.	DEF14A	Appendix A	June 17, 2016	1-5415	-

10.15	Credit Agreement, dated December 8, 2016, by and among A.M. Castle & Co., certain subsidiaries of A.M. Castle & Co., as borrowers and guarantors, the Financial Institutions, and Cantor Fitzgerald Securities, as agent.	8-K	10.1	December 14, 2016	1-5415	-

10.16	Intercreditor Agreement, dated as of December 15, 2011, among Wells Fargo Bank, National Association, in its capacity as administrative and collateral agent for the First Lien Secured Parties and U.S. Bank National Association, a national banking association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 21, 2011	1-5415	-

10.17	First Amendment to Amended and Restated Intercreditor Agreement, dated December 8, 2016, among Cantor Fitzgerald Securities, in its capacity as administrative and collateral agent for the First Lien Secured Parties, U.S. Bank National Association, and U.S. Bank National Association, in its capacity as trustee and collateral agent for the New Convertible Notes Secured Parties and U.S. Bank National Association, in its capacity as trustee and collateral agent for the Second Lien Secured Parties.	8-K	10.2	December 14, 2016	1-5415	-

10.18*	Employment Agreement, dated November 9, 2011, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.29	August 7, 2012	1-5415	-

10.19*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415	-

10.20*	Amendment to Employment Agreement, dated May 30, 2012, by and between A. M. Castle & Co. and Mr. Paul Sorensen.	10-Q	10.31	August 7, 2012	1-5415	-

10.21*	Employment Offer Letter dated March 7, 2014, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.39	May 1, 2014	1-5415	-
10.22*	Employment Offer Letter dated September 25, 2014, between A.M. Castle & Co. and Mr. Patrick R. Anderson.	10-Q	10.40	October 29, 2014	1-5415	-

10.23*	Form of Non-Employee Director Restricted Stock Award Agreement, dated December 11, 2014.	10-K	10.37	March 9, 2015	1-5415	-

10.24*	Amendment of Non-Employee Director Restricted Stock Award Agreements under the 2008 A.M. Castle & Co. Omnibus Incentive Plan, dated December 11, 2014.	10-K	10.38	March 9, 2015	1-5415	-

10.25	Settlement Agreement dated March 17, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.1	March 18, 2015	1-5415	-

10.26*	Employment Offer Letter dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.2	April 22, 2015	1-5415	-

10.27*	Severance Agreement dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415	-

10.28*	Change of Control Agreement, dated April 16, 2015, between A.M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415	-

10.29	First Amendment to Settlement Agreement dated April 22, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub and Allan J. Young.	8-K	10.6	April 22, 2015	1-5415	-

10.30	Settlement Agreement by and among A. M. Castle & Co., Raging Capital Management, LLC, Raging Capital Master Fund, Ltd., William C. Martin, Kenneth H. Traub, Allan J. Young and Richard N. Burger, dated May 27, 2016.	8-K	10.1	May 27, 2016	1-5415	-

10.31	Settlement Agreement dated November 3, 2016, by and among A. M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, Allan J. Young, and Richard N. Burger.	8-K	10.1	November 4, 2016	1-5415	-

10.32	Amended and Restated Transaction Support Agreement, dated March 16, 2016, with certain holders of the senior secured notes and convertible notes.	8-K	10.1	March 22, 2016	1-5415	-

10.33	Unit Purchase Agreement, dated August 7, 2016, by and between A.M. Castle & Co. and Duferco Steel, Inc.	8-K	10.1	August 9, 2016	1-5415	-

10.34	Asset Purchase Agreement, dated March 11, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC.	8-K	10.1	March 17, 2016	1-5415	-
10.35	Amendment No. 1 to Asset Purchase Agreement, dated March 14, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC.	8-K	10.2	March 17, 2016	1-5415	-

10.36*	Form Non-Qualified Stock Option Award Agreement.	8-K	10.7	July 28, 2015	1-5415	-

10.37*	Form Restricted Stock Unit Award Agreement.	8-K	10.8	July 28, 2015	1-5415	-

10.38	Second Amendment to Settlement Agreement, as amended, dated October 30, 2015, by and among A.M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Messrs. Steven W. Scheinkman, Kenneth H. Traub, and Allan J. Young.	8-K	10.9	November 5, 2015	1-5415	-

10.39*	Special Bonus Letter dated March 14, 2015, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.2	April 29, 2015	1-5415	-

10.40*	A.M. Castle & Co. Directors Deferred Compensation Plan (as amended and restated as of January 1, 2015).	10-K/A	10.42	March 16, 2016	1-5415	-

10.41*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.	10-K/A	10.43	March 16, 2016	1-5415	-

10.42*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).	10-K/A	10.44	March 16, 2016	1-5415	-

10.43*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.	10-K/A	10.45	March 16, 2016	1-5415	-

21.1	Subsidiaries of Registrant	.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Grant Thornton LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Considered a compensatory plan or arrangement.