Form 10-Q
period 2017-03-31
CASTLE A M & CO
filed 2017-05-15
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2017
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
Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of May 1, 2017 was 32,486,039 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,245	$35,624
Accounts receivable, less allowances of $1,797 and $1,945, respectively	80,704	64,385
Inventories	158,637	146,603
Prepaid expenses and other current assets	14,027	10,141
Income tax receivable	152	433
Total current assets	269,765	257,186
Intangible assets, net	2,571	4,101
Prepaid pension cost	9,219	8,501
Deferred income taxes	410	381
Other noncurrent assets	8,299	9,449
Property, plant and equipment:
Land	2,071	2,070
Buildings	37,368	37,341
Machinery and equipment	127,960	125,836
Property, plant and equipment, at cost	167,399	165,247
Accumulated depreciation	(118,513)	(115,537)
Property, plant and equipment, net	48,886	49,710
Total assets	$339,150	$329,328
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$52,604	$33,083
Accrued and other current liabilities	23,790	19,854
Income tax payable	95	209
Current portion of long-term debt	75	137
Total current liabilities	76,564	53,283
Long-term debt, less current portion	287,101	286,459
Deferred income taxes	139	—
Build-to-suit liability	12,528	12,305
Other noncurrent liabilities	5,677	5,978
Pension and postretirement benefit obligations	6,336	6,430
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred, $0.00 par value); no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value—60,000 shares authorized; 32,768 shares issued and 32,482 outstanding at March 31, 2017 and 32,768 shares issued and 32,566 outstanding at December 31, 2016	327	327
Additional paid-in capital	245,065	244,825
Accumulated deficit	(266,783)	(253,291)
Accumulated other comprehensive loss	(26,725)	(25,939)
Treasury stock, at cost—286 shares at March 31, 2017 and 202 shares at December 31, 2016	(1,079)	(1,049)
Total stockholders’ deficit	(49,195)	(35,127)
Total liabilities and stockholders’ deficit	$339,150	$329,328
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended
	March 31,
	2017	2016
Net sales	$135,926	$163,848
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	101,037	133,758
Warehouse, processing and delivery expense	18,719	23,403
Sales, general and administrative expense	14,486	17,437
Restructuring expense	128	11,718
Depreciation and amortization expense	3,864	4,393
Total costs and expenses	138,234	190,709
Operating loss	(2,308)	(26,861)
Interest expense, net	10,736	10,369
Financial restructuring expense	877	—
Unrealized loss on embedded debt conversion option	146	—
Debt restructuring loss, net	—	7,075
Other (income) expense, net	(512)	1,145
Loss from continuing operations before income taxes and equity in earnings of joint venture	(13,555)	(45,450)
Income tax benefit	(63)	(335)
Loss from continuing operations before equity in earnings of joint venture	(13,492)	(45,115)
Equity in earnings of joint venture	—	311
Loss from continuing operations	(13,492)	(44,804)
Income from discontinued operations, net of income taxes	—	7,934
Net loss	$(13,492)	$(36,870)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.42)	$(1.90)
Discontinued operations	—	0.34
Net basic and diluted loss per common share	$(0.42)	$(1.56)

Comprehensive loss:
Net loss	$(13,492)	$(36,870)
Change in unrecognized pension and postretirement benefit costs, net of tax	214	456
Foreign currency translation adjustments, net of tax	(1,000)	611
Comprehensive loss	$(14,278)	$(35,803)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(13,492)	$(36,870)
Less: Income from discontinued operations, net of income taxes	—	7,934
Loss from continuing operations	(13,492)	(44,804)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	3,864	4,393
Amortization of deferred gain	(16)	(56)
Amortization of deferred financing costs and debt discount	1,410	2,439
Debt restructuring loss	—	7,075
Loss from lease termination	—	4,539
Unrealized loss on embedded debt conversion option	146	—
(Gain) loss on sale of property, plant and equipment	(2)	1,774
Unrealized gain on commodity hedges	—	(263)
Unrealized foreign currency transaction gain	(527)	(61)
Equity in earnings of joint venture	—	(311)
Share-based compensation expense	154	202
Deferred income taxes	(734)	—
Other, net	223	—
Changes in assets and liabilities:
Accounts receivable	(15,164)	(9,979)
Inventories	(10,285)	26,563
Prepaid expenses and other current assets	(3,938)	(2,129)
Other noncurrent assets	2,635	(173)
Prepaid pension costs	(718)	(122)
Accounts payable	15,281	4,073
Income tax payable and receivable	144	504
Accrued and other current liabilities	3,652	8,902
Pension and postretirement benefit obligations and other noncurrent liabilities	(171)	968
Net cash (used in) from operating activities of continuing operations	(17,538)	3,534
Net cash used in operating activities of discontinued operations	—	(5,219)
Net cash used in operating activities	(17,538)	(1,685)
Investing activities:
Capital expenditures	(1,096)	(1,238)
Proceeds from sale of property, plant and equipment	2	467
Change in cash collateralization of letters of credit	45	—
Net cash used in investing activities of continuing operations	(1,049)	(771)
Net cash from investing activities of discontinued operations	—	53,570
Net cash (used in) from investing activities	(1,049)	52,799
Financing activities:
Proceeds from long-term debt	—	287,113
Repayments of long-term debt	(78)	(331,196)
Payments of debt restructuring costs	—	(7,075)
Payments of debt issue costs	(911)	—
Payments of build-to-suit liability	—	(462)
Net cash used in financing activities	(989)	(51,620)
Effect of exchange rate changes on cash and cash equivalents	197	124
Net change in cash and cash equivalents	(19,379)	(382)

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2017	2016
Cash and cash equivalents - beginning of year	35,624	11,100
Cash and cash equivalents - end of period	$16,245	$10,718
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by A. M. Castle & Co. and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2016 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The 2017 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company's principal source of liquidity is cash flows from operations. The Company's plan indicates that it will have sufficient cash flows from its operations to continue as a going concern. The Company's ability to have sufficient cash flows to continue as a going concern is based on plans that rely on certain underlying assumptions and estimates that may differ from actual results. On April 6, 2017, the Company and certain of its subsidiaries entered into a restructuring support agreement with certain of their creditors. The agreement contemplates the financial restructuring of the debt and equity of the Company and the subsidiaries. Refer to Note 14 - Subsequent Events.
(2) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2017, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. Under ASU No. 2016-09, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital pool and significantly reducing the complexity and cost of accounting for excess tax benefits and tax deficiencies. For interim reporting purposes, excess tax benefits and tax deficiencies are considered discrete items in the reporting period in which they occur and are not included in the estimate of an entity’s annual effective tax rate. ASU No. 2016-09 further eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. The adoption of ASU No. 2016-09 did not have a material impact on the Company's consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to reduce the existing diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The amendments in ASU No. 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The provisions of ASU No. 2016-15 must be applied retrospectively to all periods presented with limited exceptions. For public companies, the amendments in ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU No. 2016-02 also requires additional disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach, and are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial statements, but the Company expects that most existing operating lease commitments will be recognized as operating lease obligations and right-of-use assets as a result of adoption.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. The ASU permits the use of either the retrospective or modified retrospective (cumulative-effect) transition method of adoption. ASU No. 2015-14, "Deferral of the Effective Date," was issued in August 2015 to defer the effective date of ASU No. 2014-09 for public companies until annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. In 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients," and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which provide supplemental adoption guidance and clarification to ASU No. 2014-09. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20 must be adopted concurrently with the adoption of ASU No. 2014-09. The Company continues to evaluate the impact of these ASU's on its consolidated financial statements and disclosures, and plans to adopt these ASU's in the first quarter of 2018 using the modified retrospective transition method.
(3) Discontinued Operation
On March 15, 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI") for $55,070 in cash, subject to customary working capital adjustments. Under the terms of the sale, $1,500 of the purchase price was placed into escrow pending adjustment based upon the final calculation of the working capital at closing. The sale resulted in preliminary pre-tax and after-tax gains of $4,217 and $2,994, respectively, for the three months ended March 31, 2016. The Company and the buyer agreed to the final working capital adjustment during the third quarter of 2016, which resulted in the full escrowed amount being returned to the buyer. The sale ultimately resulted in pre-tax and after-tax gains of $2,003 and $1,306, respectively, for the year ended December 31, 2016.

Summarized results of the discontinued operation for the three months ended March 31, 2016 were as follows:

Three Months Ended March 31, 2016
Net sales	$29,680
Cost of materials	21,027
Operating costs and expenses	7,288
Interest expense(a)	333
Income from discontinued operations before income taxes	$1,032
Income tax expense benefit (b)	(3,908)
Gain on sale of discontinued operations, net of income taxes	2,994
Income from discontinued operations, net of income taxes	$7,934
(a) Interest expense was allocated to the discontinued operation based on the debt that was required to be paid as a result of the sale of TPI.
(b) Income tax benefit for the three months ended March 31, 2016 includes $4,207 reversal of valuation allowance resulting from the sale of TPI.
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

The following table is a reconciliation of the basic and diluted earnings (loss) per common share calculations:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Loss from continuing operations	$(13,492)	$(44,804)
Income from discontinued operations, net of income taxes	—	7,934
Net loss	$(13,492)	$(36,870)
Denominator:
Weighted average common shares outstanding	32,303	23,625
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted earnings (loss) per common share	32,303	23,625

Basic earnings (loss) per common share:
Continuing operations	$(0.42)	$(1.90)
Discontinued operations	—	0.34
Net basic loss per common share	$(0.42)	$(1.56)

Diluted earnings (loss) per common share:
Continuing operations	$(0.42)	$(1.90)
Discontinued operations	—	0.34
Net diluted loss per common share	$(0.42)	$(1.56)
Excluded outstanding share-based awards having an anti-dilutive effect	2,468	954
Excluded "in the money" portion of New Convertible Notes having an anti-dilutive effect	—	—
The New Convertible Notes are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $2.25 per share, which is the conversion price of the New Convertible Notes. The New Convertible Notes are only dilutive for the “in the money” portion of the New Convertible Notes that could be settled with the Company’s common stock. In future periods, absent a fundamental change (as defined in the New Convertible Notes indenture), the outstanding New Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 9,900 shares. The Convertible Notes would have an insignificant impact on the diluted average shares outstanding if settled with the Company's stock.
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

The following information summarizes financial data for Kreher for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Net sales	$31,518
Cost of materials	26,601
Income before taxes	566
Net income	622
(6) Intangible Assets
Intangible assets consisted of customer relationships as follows:

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,326	$64,755	$67,317	$63,216
The Company recorded the following aggregate amortization expense associated with intangibles:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$1,533	$1,527
The following is a summary of the estimated annual amortization expense for the remainder of 2017 and each of the subsequent years:

2017	$2,571
2018	$—
2019	$—
2020	$—
2021	$—

(7) Debt
Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
LONG-TERM DEBT
7.0% Convertible Notes due December 15, 2017	$25	$41
11.0% Senior Secured Term Loan Credit Facilities due September 14, 2018	99,500	99,500
12.75% Senior Secured Notes due December 15, 2018	177,019	177,019
5.25% Convertible Notes due December 30, 2019	22,323	22,323
Other, primarily capital leases	50	96
Plus: derivative liability for embedded conversion feature	549	403
Less: unamortized discount	(6,852)	(7,587)
Less: unamortized debt issuance costs	(5,438)	(5,199)
Total long-term debt	$287,176	$286,596
Less: current portion	75	137
Total long-term portion	$287,101	$286,459
Secured Notes
In 2016, the Company completed a private exchange offer and consent solicitation (the “Exchange Offer”) to certain eligible holders to exchange new 12.75% Senior Secured Notes due 2018 (the “New Secured Notes”) for the Company’s outstanding 12.75% Senior Secured Notes due 2016. The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of Accounting Standards Codification ("ASC") No. 470-60, "Debt - Troubled Debt Restructurings by Debtors", as the Company was determined to be experiencing financial difficulties and was granted a concession by the eligible holders. Accordingly, the Company expensed the eligible holder consent fees and related legal and other direct costs incurred in conjunction with the Exchange Offer in debt restructuring loss, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Senior Secured Term Loan Credit Facilities
On December 8, 2016, the Company entered into new secured credit facilities (the “Credit Facilities”) with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility (the “Revolving Credit Facility”). The Credit Facilities are in the form of senior secured first-lien term loan facilities in an aggregate principal amount of up to $112,000. In connection with the closing of the Credit Facilities, commitments pursuant to the Revolving Credit Facility were terminated, liens granted to the collateral agent pursuant thereto were released in full, and Revolving Credit Facility borrowings outstanding were repaid by the Company using proceeds from the Credit Facilities. Letters of credit previously issued under the Revolving Credit Facility were cash collateralized, resulting in $7,923 and $7,968 of restricted cash that is reflected in other noncurrent assets in the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, respectively.
The Credit Facilities consist of a $75,000 initial term loan facility funded at closing and a $37,000 delayed-draw term loan facility (the “Delayed Draw Facility”). Under the Delayed Draw Facility, $24,500 was drawn in December 2016 and $12,500 was expected to be available in June 2017 or thereafter. On May 4, 2017, the Company entered into an amendment to the agreement governing the Credit Facilities (the "Credit Facilities Agreement"). Under this amendment, the Financial Institutions agreed to accelerate the Company's access to the Delayed Draw Facility that was expected to be available in June 2017 or thereafter.
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
The Credit Facilities Agreement contains numerous covenants that, if breached, could result in a default under the agreement. These covenants include a financial covenant that requires the Company to maintain a minimum amount of consolidated adjusted EBITDA (as defined in the Credit Facilities Agreement) during various applicable fiscal periods beginning with the fiscal quarter ended March 31, 2017. The Company is also required to maintain specified minimum amounts of net working capital (as defined in the Credit Facilities Agreement) and consolidated liquidity (as defined in the Credit Facilities Agreement) of at least $20,000. The Credit Facilities Agreement also provides that a default could result from the occurrence of any condition, act, event or development that results or could be reasonably expected to result in a material adverse effect (as defined in the Credit Facilities Agreement). In the event of a default, the Financial Institutions could elect to declare all amounts borrowed due and payable, including accrued interest and any other obligations under the Credit Facilities. Any such acceleration would also result in a default under the indentures governing the New Secured Notes and the New Convertible Notes.
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
Convertible Notes
In 2016, the Company entered into Transaction Support Agreements (as amended, supplemented or modified, the “Support Agreements”) with certain holders (the “Supporting Holders”) of the Convertible Notes. The Support

Agreements provided for the terms of exchanges in which the Company agreed to issue New Convertible Notes in exchange for outstanding Convertible Notes (the “Convertible Note Exchange”). The Convertible Note Exchange was considered to be a troubled debt restructuring, as the Company was experiencing financial difficulties and was granted a concession by the Supporting Holders. As a result, the Company expensed legal and other direct costs incurred in conjunction with the Convertible Note Exchange.
As further described below, the New Convertible Notes are convertible into common stock at the option of the holder. The Company determined that the conversion option is not clearly and closely related to the economic characteristics of the New Convertible Notes, nor does it meet the criteria to be considered indexed to the Company’s common stock. As a result, the Company concluded that the embedded conversion option must be bifurcated from the New Convertible Notes, separately valued, and accounted for as a derivative liability that partially settled the Convertible Notes. The initial value allocated to the derivative liability was $11,574, with a corresponding discount recorded to the New Convertible Notes. During each reporting period, the derivative liability, which is classified in long-term debt, will be marked to fair value through earnings. The derivative liability had a fair value of $549 as of March 31, 2017.
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
The fair value of cash, accounts receivable, cash collateralized letters of credit and accounts payable approximate their carrying values. The fair value of cash equivalents are determined using the fair value hierarchy described above. Cash equivalents consisting of money market funds are valued based on quoted prices in active markets and as a result are classified as Level 1.

The Company’s pension plan asset portfolio as of March 31, 2017 and December 31, 2016 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company's New Secured Notes as of March 31, 2017 was estimated to be $115,947 compared to a carrying value of $177,019. The fair value of the New Secured Notes as of December 31, 2016 was estimated to be $116,833 compared to a carrying value of $177,019. The fair value for the New Secured Notes was determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
Because it entered into the new Credit Facilities in December 2016, the Company determined that the fair value of borrowings outstanding under the Credit Facilities approximated carrying value at March 31, 2017 and December 31, 2016.
Including the bifurcated embedded conversion option, the fair value of the Company's New Convertible Notes was estimated to be $5,419 compared to a carrying value of $22,323 as of March 31, 2017. The fair value of the New Convertible Notes was approximately $5,369 compared a carrying value of $22,323 as of December 31, 2016. The fair value of the New Convertible Notes, which falls within Level 3 of the fair value hierarchy, was determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the New Convertible Notes.
The main inputs and assumptions into the fair value model for the New Convertible Notes at March 31, 2017 were as follows:

Company's stock price at the end of the period	$0.30
Expected volatility	110.60%
Credit spreads	77.30%
Risk-free interest rate	1.44%
Fair Value Measurements of Embedded Conversion Feature
The fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes was estimated to be $549 as of March 31, 2017. The estimated fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the New Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. The following reconciliation represents the change in fair value of the embedded conversion feature of the New Convertible Notes between December 31, 2016 and March 31, 2017:

Derivative liability for embedded conversion feature
Fair value as of December 31, 2016	$403
Mark-to-market adjustment on conversion feature(a)	146
Fair value as of March 31, 2017	$549
(a) Mark-to-market adjustment is recognized in unrealized loss on embedded debt conversion option in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017.

(9) Stockholders’ Deficit
Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2017	December 31, 2016
Unrecognized pension and postretirement benefit costs, net of tax	$(9,583)	$(9,797)
Foreign currency translation losses, net of tax	(17,142)	(16,142)
Total accumulated other comprehensive loss	$(26,725)	$(25,939)

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017 and 2016 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2017	2016	2017	2016	2017	2016
Balance as of January 1,	$(9,797)	$(17,185)	$(16,142)	$(16,636)	$(25,939)	$(33,821)
Other comprehensive income (loss) before reclassifications, net of tax	—	—	(1,000)	611	(1,000)	611
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	214	456	—	—	214	456
Net current period other comprehensive income (loss)	214	456	(1,000)	611	(786)	1,067
Balance as of March 31,	$(9,583)	$(16,729)	$(17,142)	$(16,025)	$(26,725)	$(32,754)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the three month periods ended March 31, 2017 and 2016.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2017	2016
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(50)	$(50)
Actuarial loss (b)	(164)	(406)
Total before tax	(214)	(456)
Tax effect	—	—
Total reclassifications for the period, net of tax	$(214)	$(456)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense.

(10) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Three Months Ended
	March 31,
	2017	2016
Service cost	$106	$112
Interest cost	1,210	1,312
Expected return on assets	(2,034)	(2,035)
Amortization of prior service cost	50	50
Amortization of actuarial loss	164	406
Net periodic pension and postretirement benefit (credit) cost	$(504)	$(155)
Contributions paid	$356	$—
The Company anticipates making additional cash contributions of $213 to its pension plans in 2017.
(11) Restructuring Activity
In April 2015, the Company announced a restructuring plan consisting of workforce reductions and the consolidation of facilities in locations deemed to have redundant operations. In the three months ended March 31, 2016, the Company incurred costs associated with the April 2015 restructuring plan which consisted of employee termination and related benefits, moving costs, professional fees and losses on the disposal of fixed assets. In addition, the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016.
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
As a result of its restructuring activities, the Company incurred the following restructuring expenses:

	Three Months Ended
	March 31,
	2017	2016
Employee termination and related benefits	$28	$553
Lease termination costs	—	6,145
Moving costs associated with plant consolidations	70	3,135
Professional fees	30	678
Loss on disposal of fixed assets	—	1,207
Total	$128	$11,718

Restructuring reserve activity for the three months ended March 31, 2017 is summarized below:

		Period Activity
	Balance January 1, 2017	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balance March 31, 2017
Employee termination and related benefits (a)	$3,627	$28	$(87)	$—	$3,568
Lease termination costs (b)	823	—	(228)	—	595
Moving costs associated with plant consolidations	—	70	(70)	—	—
Professional fees	—	30	(30)	—	—
Disposal of fixed assets	—	—	—	—	—
Total	$4,450	$128	$(415)	$—	$4,163
(a) As of March 31, 2017, the short-term portion of employee termination and related benefits of $340 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term liability associated with the Company's withdrawal from a multi-employer pension plan of $3,228 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(b) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of March 31, 2017, the short-term portion of the lease termination costs of $291 is included in accrued and other current liabilities and the long-term portion of the lease termination costs of $304 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(12) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax expense (benefit), which includes tax expense on the Company’s share of joint venture earnings in the three months ended March 31, 2016, as a percentage of loss from continuing operations before income taxes and equity in earnings of joint venture.
For the three months ended March 31, 2017, the Company recorded income tax benefit of $63 on pre-tax loss from continuing operations of $13,555, for an effective tax rate of 0.5%. For the three months ended March 31, 2016, the Company recorded income tax benefit of $335 on pre-tax loss from continuing operations before equity in earnings of joint venture of $45,450, for an effective tax rate of 0.7%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the three months ended March 31, 2017 and 2016 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, release of valuation allowances in jurisdictions that have become profitable, and the impact of intraperiod allocations.
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
(14) Subsequent Events
On April 6, 2017, the Company and certain of its subsidiaries entered into an amendment to the Credit Facilities Agreement. Under this amendment, the Financial Institutions and the Agent agreed that the financial covenants of the Company and its subsidiaries with respect to maintaining a minimum amount of consolidated adjusted EBITDA (as defined in the Credit Facilities Agreement) and maintaining specified minimum amounts of net working capital (as defined in the Credit Facilities Agreement) and consolidated liquidity (as defined in the Credit Facilities Agreement) would cease to apply for the period from March 31, 2017 through and including May 31, 2018.
On April 6, 2017, the Company and certain of its subsidiaries entered into a restructuring support agreement (the “RSA”) with certain of their creditors (the "Consenting Creditors"), including certain holders of the Company’s (a) term loans under its Credit Facilities Agreement, as amended, (b) New Secured Notes, and (c) New Convertible Notes. The RSA contemplates the financial restructuring of the debt and equity of the Company and the subsidiaries (the “Restructuring”) pursuant to a Restructuring Term Sheet attached to the RSA as an exhibit (the “Term Sheet”). The Term Sheet sets forth the terms and conditions of the Restructuring and provides for the consummation thereof, and contains mutual covenants of the Company and the Consenting Creditors in furtherance of the Restructuring, either as part of out-of-court proceedings or by prepackaged chapter 11 plan of reorganization (a “Plan”) confirmed by the U.S. Bankruptcy Court for the District of Delaware. If the Restructuring were consummated pursuant to a Plan, the Plan would be confirmed following a filing by the Company for voluntary relief under chapter 11 of the United States Bankruptcy Code.
On May 4, 2017, the Company entered into an additional amendment to the Credit Facilities Agreement. Under this amendment, the Financial Institutions agreed to accelerate the Company's access to the Delayed Draw Facility that was expected to be available in June 2017 or thereafter.
Pursuant to the RSA and in furtherance of the Restructuring, on May 15, 2017, the Company commenced solicitation of votes on its Plan by distributing a Disclosure Statement for Debtors’ Prepackaged Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”) to holders of Prepetition First Lien Secured Claims, Prepetition Second Lien Secured Claims, and Prepetition Third Lien Secured Claims, as such terms are defined in the Plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our restructuring. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions.  These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions.  Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include or relate to: our ability to obtain sufficient acceptances in connection with our solicitation of debt holder support; our ability to obtain the bankruptcy court’s approval with respect to motions or other requests made in any necessary chapter 11 case, including maintaining strategic control as debtor-in-possession; our ability to confirm and consummate a chapter 11 plan of reorganization in any necessary chapter 11 case; the effects of the filing of any necessary chapter 11 case on our business and the interests of various constituents; the bankruptcy court’s rulings in any necessary chapter 11 case, as well the outcome of any such case in general; the length of time that we may operate under any necessary chapter 11 protection and the continued availability of operating capital during the pendency of any necessary chapter 11 case; risks associated with third party motions or objections in any necessary chapter 11 case, which may interfere with our ability to confirm and consummate a chapter 11 plan of reorganization; the potential adverse effects of any necessary chapter 11 case on our liquidity or results of operations; our ability to execute the Company’s business and financial reorganization plan; and increased advisory costs to execute our restructuring. Other factors include our ability to effectively manage our operational initiatives and restructuring activities, the impact of volatility of metals prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, our ability to successfully complete the remaining steps in our strategic refinancing process, and the impact of our substantial level of indebtedness, as well as including those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
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
Net sales in the three months ended March 31, 2017 were $135.9 million, a decrease of $27.9 million, or 17.0%, from the $163.8 million reported for same period last year. Net sales for the three months ended March 31, 2016 included the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities, which were closed in February 2016. The Company posted a 5.7% increase in tons sold per day to customers compared to the three months ended March 31, 2016. The positive impact of the increase in sales volumes was offset by a 5.1% decrease in average selling prices and an unfavorable change in product mix. Operating loss in the three months ended March 31, 2017, including restructuring charges of $0.1 million, was $2.3 million compared to an operating loss of $26.9 million, including restructuring charges of $11.7 million, in the same period last year.
Although the Company remains confident that it will have adequate liquidity over the next twelve months to operate its business and meet its cash requirements, further reduction in the Company’s long-term debt and cash interest obligations would strengthen its financial position and flexibility and therefore remains a key near-term financial objective. To achieve this objective, on April 6, 2017, the Company entered into a restructuring support agreement (the “RSA”) with certain of its creditors (the "Consenting Creditors"), including certain holders of the Company’s (a) term loans under the credit facilities agreement dated as of December 8, 2016, as amended (the "Credit Facilities Agreement"), (b) 12.75% Senior Secured Notes due December 15, 2018 (the "New Secured Notes"), and (c) 5.25% Convertible Senior Secured Notes due December 30, 2019 (the "New Convertible Notes"). The RSA contemplates the financial restructuring of the debt and equity of the Company (the “Restructuring”) pursuant to a Restructuring Term Sheet attached to the RSA as an exhibit (the “Term Sheet”). The Term Sheet sets forth the terms and conditions of the Restructuring and provides for the consummation thereof, and contains mutual covenants of the Company and the Consenting Creditors in furtherance of the Restructuring, either as part of out-of-court proceedings or by prepackaged chapter 11 plan of reorganization (a “Plan”) confirmed by the U.S. Bankruptcy Court for the District of Delaware. If the Restructuring were consummated pursuant to a Plan, the Plan would be confirmed following a filing by the Company for voluntary relief under chapter 11 of the United States Bankruptcy Code. For additional information concerning the RSA, please refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2017.
Pursuant to the RSA and in furtherance of the Restructuring, on May 15, 2017, the Company commenced solicitation of votes on its Plan by distributing a Disclosure Statement for Debtors’ Prepackaged Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”) to holders of Prepetition First Lien Secured Claims, Prepetition Second Lien Secured Claims, and Prepetition Third Lien Secured Claims, as such terms are defined in the Plan. A copy of the Disclosure Statement, which includes the Plan, has been furnished with the Company's Current Report on Form 8-K filed with the SEC on May 15, 2017.
Results of Operations: Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth certain statement of operations data for the three months ended March 31, 2017 and 2016. Included in the operating results below is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Three Months Ended March 31,
	2017		2016		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$ Change	% Change
Net sales	$135.9	100.0%	$163.8	100.0%	$(27.9)	(17.0)%
Cost of materials (exclusive of depreciation and amortization)(a)	101.0	74.3%	133.7	81.6%	32.7	24.5%
Operating costs and expenses(b)	37.2	27.4%	57.0	34.8%	19.8	34.7%
Operating loss	$(2.3)	(1.7)%	$(26.9)	(16.4)%	$24.6	91.4%
(a) Cost of materials includes $0.5 million of inventory scrapping expenses associated with restructuring activity for the three months ended March 31, 2016.
(b) Operating costs and expenses include $0.1 million and $11.7 million of restructuring expenses for the three months ended March 31, 2017 and 2016, respectively.
Net Sales
Net sales in the three months ended March 31, 2017 were $135.9 million, a decrease of $27.9 million, or 17.0%, compared to the same period last year. Net sales for the three months ended March 31, 2016 included the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities to an unrelated third party. The sale of this inventory, which was sold at a zero gross margin (calculated as net sales, less cost of materials), was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations. Including that sale of inventory, net sales from the Houston and Edmonton locations, which were closed in February 2016, were $33.0 million. Despite the closure of these two locations, the Company posted a 5.7% increase in tons sold per day to customers compared to the three months ended March 31, 2016. Excluding the tons sold from the Houston and Edmonton locations in the three months ended March 31, 2016, tons sold per day increased 10.6%. Products with the most notable improvements in sales volumes were aluminum, alloy bar, and carbon and alloy plate. Offsetting the positive impact of the increase in sales volumes was a 5.1% decrease in average selling prices and an unfavorable change in product mix.

Average selling prices for many of the Company's products were higher in the three months ended March 31, 2017 compared to the same period last year, but decreases in average selling prices of aluminum, nickel, and alloy bar resulted in the overall 5.1% decrease in average selling prices.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during the three months ended March 31, 2017 was $101.0 million compared to $133.7 million during the three months ended March 31, 2016. The $32.7 million, or 24.5%, decrease is mostly due to the $27.1 million of cost of materials recognized on the sale of all inventory at the Company's Houston and Edmonton facilities in the three months ended March 31, 2016, as discussed above.
Cost of materials (exclusive of depreciation and amortization) was 74.3% as a percent of net sales in the three months ended March 31, 2017, compared to 81.6% as a percent of net sales for the comparative prior year period. While the percentage for the three months ended March 31, 2016 was impacted by the $27.1 million sale of the inventory at the Houston and Edmonton locations, the decrease in the percentage also reflects improved inventory management and better matching of sales prices with inventory replacement cost.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2017	2016	$ Change	% Change
Warehouse, processing and delivery expense	$18.7	$23.4	$4.7	20.1%
Sales, general and administrative expense	14.5	17.5	3.0	17.1%
Restructuring expense	0.1	11.7	11.6	99.1%
Depreciation and amortization expense	3.9	4.4	0.5	11.4%
Total operating costs and expenses	$37.2	$57.0	$19.8	34.7%
Operating costs and expenses decreased by $19.8 million from $57.0 million during the three months ended March 31, 2016 to $37.2 million during the three months ended March 31, 2017.

•
Warehouse, processing and delivery expense decreased by $4.7 million primarily as a result of lower payroll, benefit, and facility costs resulting from plant consolidations and the closure of the Houston and Edmonton facilities;

•	Sales, general and administrative expense decreased by $3.0 million mainly as a result of lower payroll, benefit, and outside services costs;

•
Restructuring expense was $0.1 million in the three months ended March 31, 2017, while restructuring expense was $11.7 million in the three months ended March 31, 2016, which consisted mainly of severance expense and lease termination charges associated with the closure of the Company's Houston and Edmonton facilities, as well as moving expenses associated with plant consolidations; and

•	Depreciation and amortization expense decreased by $0.5 million due to lower depreciation expense resulting from plant closures and equipment sales.
Operating loss in the three months ended March 31, 2017, including restructuring charges of $0.1 million, was $2.3 million compared to an operating loss of $26.9 million, including restructuring charges of $11.7 million, in the same period in the prior year.

Other Income and Expense, Income Taxes and Net Loss
Interest expense was $10.7 million in the three months ended March 31, 2017 compared to $10.4 million in the three months ended March 31, 2016. Unrealized loss on the embedded conversion option associated with the New Convertible Notes was $0.1 million for the three months ended March 31, 2017. There was no conversion option associated with the convertible debt requiring mark-to-market accounting in the three months ended March 31, 2016.
Financial restructuring expense of $0.9 million in the three months ended March 31, 2017 was mostly comprised of legal and other professional fees in connection with the planned financial restructuring of the debt and equity of the Company (refer to Note 14 - Subsequent Events to the Condensed Consolidated Financial Statements).
The debt restructuring loss of $7.1 million in the three months ended March 31, 2016 represents eligible holder consent fees and related legal and other direct costs incurred in conjunction with the February 2016 private exchange offer and consent solicitation (the "Exchange Offer") to certain eligible holders to exchange New Secured Notes for the Company’s outstanding 12.75% Senior Secured Notes due 2016.
Other income, comprised mostly of foreign currency transaction gains, was $0.5 million in the three months ended March 31, 2017 compared to other expense of $1.1 million for the same period in the prior year, which consisted mostly of foreign currency transaction losses. These gains and losses are primarily related to unhedged intercompany financing arrangements.
The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2017 compared to an income tax benefit of $0.3 million for the same period last year. The Company’s effective tax rate is expressed as income tax expense (benefit), which includes tax expense on the Company’s share of joint venture earnings in the three months ended March 31, 2016, as a percentage of loss from continuing operations before income taxes and equity in earnings of joint venture. The effective tax rate for the three months ended March 31, 2017 and 2016 was 0.5% and 0.7%, respectively. The lower effective tax rate for the three months ended March 31, 2017 resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S. and U.K., and the impact of intraperiod allocations.
Equity in earnings of joint venture was $0.3 million in the three months ended March 31, 2016. In August 2016, the Company completed the sale of its joint venture for aggregate cash proceeds of $31.6 million.
Loss from continuing operations for the three months ended March 31, 2017 was $13.5 million compared to a loss from continuing operations of $44.8 million for the three months ended March 31, 2016. Income from discontinued operations, net of income taxes, was $7.9 million for the three months ended March 31, 2016, which includes an after-tax gain on the sale of substantially all the assets of the Company's wholly owned subsidiary, Total Plastic, Inc. ("TPI") of $3.0 million and an income tax benefit of $4.2 million from the reversal of an income tax valuation allowance.
Net loss for the three months ended March 31, 2017 was $13.5 million. Net loss for the same period in the prior year, which includes income from discontinued operations (net of income taxes) of $7.9 million, was $36.9 million.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Three Months Ended March 31,
(Dollar amounts in millions)	2017	2016
Net cash used in operating activities	$(17.5)	$(1.7)
Net cash (used in) from investing activities	(1.0)	52.8
Net cash (used in) from financing activities	(1.0)	(51.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.1
Net change in cash and cash equivalents	$(19.4)	$(0.4)

The Company’s principal source of liquidity is cash provided by operations. Specific components of the change in working capital are highlighted below:

•
During the three months ended March 31, 2017, higher accounts receivable compared to year-end 2016 resulted in $15.2 million of cash flow use compared to $10.0 million of cash flow use for the same period last year. Average receivable days outstanding was 49.6 days for the three months ended March 31, 2017 compared to 50.3 days for the three months ended March 31, 2016.

•
During the three months ended March 31, 2017, higher inventory levels compared to year-end 2016 used $10.3 million of cash, while lower inventory levels at March 31, 2016 compared to year-end 2015 were a $26.6 million cash flow source for the three months ended March 31, 2016. The majority of the cash flow source from inventory in the three months ended March 31, 2016 was the result of the Houston and Edmonton inventory sale discussed above. Average days sales in inventory was 137.6 days for the three months ended March 31, 2017 compared to 171.7 days for the three months ended March 31, 2016, which resulted primarily from improved inventory management.

•
During the three months ended March 31, 2017, increases in accounts payable and accrued and other current liabilities were an $18.9 million cash flow source compared to a $13.0 million cash flow source for the same period last year. Accounts payable days outstanding was 43.2 days for the three months ended March 31, 2017 compared to 42.0 days for the same period last year.

Net cash used in investing activities of $1.0 million during the three months ended March 31, 2017 is mostly attributable to cash paid for capital expenditures of $1.1 million. Management expects capital expenditures to range from $6.0 million to $7.0 million for the full-year 2017. Net cash from investing activities of $52.8 million during the same period last year is mostly attributable to cash proceeds from the sale of TPI. Cash paid for capital expenditures for the three months ended March 31, 2016 was $1.2 million.
Under the indenture governing the Company's 7.0% Convertible Notes due 2017 (the "Convertible Notes"), upon the occurrence of a Fundamental Change, which includes, among other things, the delisting of the Company’s common stock from the New York Stock Exchange ("NYSE"), each holder has the right to require the Company to repurchase for cash all or a portion of such holder’s Convertible Notes. Effective January 17, 2017, the Company’s common stock was delisted from the NYSE. Accordingly, the Company made an offer to purchase its Convertible Notes and, on February 22, 2017, the Company repurchased $16 thousand aggregate principal amount of its Convertible Notes.
During the three months ended March 31, 2016, all available proceeds from the sale of TPI were used to pay down the Company's long-term debt, which along with the $7.1 million payment of debt restructuring costs, resulted in net cash used in financing activities of $51.6 million.
In December 2016, the Company entered into new secured credit facilities (the "Credit Facilities") with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility. The Credit Facilities are in the form of senior secured first-lien term loan facilities in an aggregate principal amount of up to $112.0 million. The Credit Facilities consist of a $75.0 million initial term loan facility funded at closing and a $37.0 million Delayed Draw Facility. Under the Delayed Draw Facility, $24.5 million was drawn in December 2016 and $12.5 million was expected to be available in June 2017 or thereafter.
On May 4, 2017, the Company entered into an amendment to the Credit Facilities Agreement. Under this amendment, the Financial Institutions agreed to accelerate the Company's access to the Delayed Draw Facility that was expected to be available in June 2017 or thereafter (refer to Note 14 - Subsequent Events to the Condensed Consolidated Financial Statements). This will enable the Company to finance additional investments in inventory and service its customers' needs.
The Credit Facilities Agreement contains numerous covenants that, if breached, could result in a default under the agreement. These covenants include a financial covenant that requires the Company to maintain a minimum amount of consolidated adjusted EBITDA (as defined in the Credit Facilities Agreement) during various applicable fiscal periods beginning with the fiscal quarter ended March 31, 2017. The Company is also required to maintain specified minimum amounts of net working capital (as defined in the Credit Facilities Agreement) and consolidated liquidity (as defined in the Credit Facilities Agreement). The Credit Facilities Agreement also provides that a default could result from the occurrence of any condition, act, event or development that results or could be reasonably expected to result in a material adverse effect (as defined in the Credit Facilities Agreement). In the event of a default, the Financial Institutions could elect to declare all amounts borrowed due and payable, including accrued interest and any other obligations under the Credit Facilities. Any such acceleration would also result in a default under the indentures governing the Company's New Secured Notes and its New Convertible Notes.
On April 6, 2017, the Company entered into an amendment to the Credit Facilities Agreement. Under this amendment, the Financial Institutions agreed that the financial covenants related to consolidated adjusted EBITDA and specified minimum amounts of net working capital and consolidated liquidity, all as described in the preceding paragraph, would cease to apply for the period from March 31, 2017 through and including May 31, 2018 (refer to Note 14 - Subsequent Events to the Condensed Consolidated Financial Statements).
The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities, such as making acquisitions or paying dividends, among other things.
For additional information regarding the terms of the New Secured Notes, the New Convertible Notes and the Credit Facilities, refer to Note 7 - Debt to the Condensed Consolidated Financial Statements.
The Company remains confident that it will have adequate liquidity over the next twelve months to operate its business and meet its cash requirements, but further reduction in the Company’s long-term debt and cash interest obligations would strengthen its financial position and flexibility and therefore remains a key near-term financial objective. To achieve this objective, on April 6, 2017, the Company entered into a restructuring support agreement (the “RSA”) with certain of its creditors (the "Consenting Creditors"), including certain holders of the Company’s (a) term loans under its Credit Facilities Agreement, (b) New Secured Notes, and (c) New Convertible Notes. The RSA contemplates the financial restructuring of the debt and equity of the Company (the “Restructuring”) pursuant to a Restructuring Term Sheet attached to the RSA as an exhibit (the “Term Sheet”). The Term Sheet sets forth the terms and conditions of the Restructuring and provides for the consummation thereof, and contains mutual covenants of the Company and the Consenting Creditors in furtherance of the Restructuring, either as part of out-of-court proceedings or by prepackaged chapter 11 plan of reorganization (a “Plan”) confirmed by the U.S. Bankruptcy Court for the District of Delaware. If the Restructuring were consummated pursuant to a Plan, the Plan would be confirmed following a filing by the Company for voluntary relief under chapter 11 of the United States Bankruptcy Code. While there is still uncertainty about whether or not this action will be consummated out-of-court or through the U.S. Bankruptcy Court, this action, or similar actions, would be dilutive to the holders or the Company’s outstanding equity securities and could adversely affect the trading prices and values of the Company’s current debt and equity securities. For additional information concerning the RSA, please refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on April 7, 2017.
Pursuant to the RSA and in furtherance of the Restructuring, on May 15, 2017, the Company commenced solicitation of votes on its Plan by distributing a Disclosure Statement for Debtors’ Prepackaged Joint Chapter 11 Plan of Reorganization (the “Disclosure Statement”) to holders of Prepetition First Lien Secured Claims, Prepetition Second Lien Secured Claims, and Prepetition Third Lien Secured Claims, as such terms are defined in the Plan. A copy of the Disclosure Statement, which includes the Plan, has been furnished with the Company's Current Report on Form 8-K filed with the SEC on May 15, 2017.
Through its restructuring and refinancing efforts, the Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company's overall capitalization. Cash and cash equivalents at March 31, 2017 were $16.2 million, with approximately $7.7 million of the Company’s consolidated cash and cash equivalents balance residing in the United States.

Working capital, defined as current assets less current liabilities, and the balances of its significant components are as follows:

	March 31,	December 31,	Working Capital
(Dollar amounts in millions)	2017	2016	Increase (Decrease)
Working capital	$193.2	$203.9	$(10.7)
Cash and cash equivalents	16.2	35.6	(19.4)
Accounts receivable	80.7	64.4	16.3
Inventories	158.6	146.6	12.0
Accounts payable	52.6	33.1	(19.5)
Accrued and other current liabilities	23.8	19.9	(3.9)
The Company’s principal payments on long-term debt, including the current portion of long-term debt, required during the next five years and thereafter are summarized below (amounts in millions):

2017 (remaining nine months)	$0.1
2018	276.5
2019	22.3
2020	—
2021	—
2022 and beyond	—
Total debt	$298.9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate, commodity price and foreign exchange rate risks that arise in the normal course of business. There have been no significant or material changes to such risks since December 31, 2016. Refer to Item 7A in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2016 for further discussion of such risks.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits
Exhibits required to be filed as part of this Report on Form 10-Q are listed in the Exhibit Index, which is incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	May 15, 2017	By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer & Principal Accounting Officer)
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description	Page
3.1
Amended and Restated Bylaws of A.M. Castle & Co., as adopted on November 3, 2016. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed with the SEC on February 3, 2017. Commission File No. 1-05415

3.2
Amended and Restated Bylaws of A.M. Castle & Co., as adopted on April 6, 2017. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2017. Commission File No. 1-05415

10.1
Restructuring Support Agreement, dated April 6, 2017 by and among the Company, certain of its subsidiaries, and certain beneficial holders or other parties signatory thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2017. Commission File No. 1-05415

10.2
Second Amendment to Credit and Guaranty Agreement, dated as of April 6, 2017, by and among the Company, certain of its subsidiaries, the Lenders party thereto, and Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2017. Commission File No. 1-05415

10.3
Third Amendment to Credit and Guaranty Agreement, dated as of May 4, 2017, by and among the Company, certain of its subsidiaries, the Lenders party thereto, and Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2017. Commission File No. 1-05415

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