Form 10-Q
period 2017-06-30
CASTLE A M & CO
filed 2017-08-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2017
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 32,486,039 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. (Debtor-In-Possession) Condensed Consolidated Balance Sheets
	As of
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,220	$35,624
Accounts receivable, less allowances of $1,766 and $1,945, respectively	83,592	64,385
Inventories	149,457	146,603
Prepaid expenses and other current assets	16,735	10,141
Income tax receivable	154	433
Total current assets	261,158	257,186
Intangible assets, net	1,041	4,101
Prepaid pension cost	10,293	8,501
Deferred income taxes	491	381
Other noncurrent assets	8,643	9,449
Property, plant and equipment:
Land	2,072	2,070
Buildings	37,430	37,341
Machinery and equipment	129,734	125,836
Property, plant and equipment, at cost	169,236	165,247
Accumulated depreciation	(121,257)	(115,537)
Property, plant and equipment, net	47,979	49,710
Total assets	$329,605	$329,328
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$43,992	$33,083
Accrued and other current liabilities	15,593	19,854
Income tax payable	365	209
Current portion of long-term debt	105,861	137
Total current liabilities	165,811	53,283
Long-term debt, less current portion	—	286,459
Build-to-suit liability	12,749	12,305
Other noncurrent liabilities	5,353	5,978
Pension and postretirement benefit obligations	6,243	6,430
Liabilities subject to compromise	211,363	—
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred, $0.00 par value); no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value—60,000 shares authorized; 32,768 shares issued and 32,486 outstanding at June 30, 2017 and 32,768 shares issued and 32,566 outstanding at December 31, 2016	327	327
Additional paid-in capital	245,357	244,825
Accumulated deficit	(289,324)	(253,291)
Accumulated other comprehensive loss	(27,196)	(25,939)
Treasury stock, at cost—282 shares at June 30, 2017 and 202 shares at December 31, 2016	(1,078)	(1,049)
Total stockholders’ deficit	(71,914)	(35,127)
Total liabilities and stockholders’ deficit	$329,605	$329,328
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. (Debtor-In-Possession) Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$136,482	$130,692	$272,408	$294,540
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	102,052	97,644	203,089	231,402
Warehouse, processing and delivery expense	19,318	20,808	38,037	44,211
Sales, general and administrative expense	14,605	17,229	29,091	34,666
Restructuring expense	40	2,044	168	13,762
Depreciation and amortization expense	3,895	4,260	7,759	8,653
Total costs and expenses	139,910	141,985	278,144	332,694
Operating loss	(3,428)	(11,293)	(5,736)	(38,154)
Interest expense, net	10,064	9,599	20,800	19,968
Financial restructuring expense	5,723	—	6,600	—
Unrealized (gain) loss on embedded debt conversion option	—	(1,284)	146	(1,284)
Debt restructuring (gain) loss, net	—	(513)	—	6,562
Other (income) expense, net	(2,247)	(2,808)	(2,759)	(1,663)
Reorganization items, net	5,502	—	5,502	—
Loss from continuing operations before income taxes and equity in losses of joint venture	(22,470)	(16,287)	(36,025)	(61,737)
Income tax expense	71	531	8	196
Loss from continuing operations before equity in losses of joint venture	(22,541)	(16,818)	(36,033)	(61,933)
Equity in losses of joint venture	—	(4,452)	—	(4,141)
Loss from continuing operations	(22,541)	(21,270)	(36,033)	(66,074)
Income from discontinued operations, net of income taxes	—	—	—	7,934
Net loss	$(22,541)	$(21,270)	$(36,033)	$(58,140)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.70)	$(0.77)	$(1.12)	$(2.57)
Discontinued operations	—	—	—	0.31
Net basic and diluted loss per common share	$(0.70)	$(0.77)	$(1.12)	$(2.26)

Comprehensive loss:
Net loss	$(22,541)	$(21,270)	$(36,033)	$(58,140)
Change in unrecognized pension and postretirement benefit costs, net of tax	214	456	428	912
Foreign currency translation adjustments, net of tax	(685)	(4,075)	(1,685)	(3,464)
Comprehensive loss	$(23,012)	$(24,889)	$(37,290)	$(60,692)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. (Debtor-In-Possession) Condensed Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(36,033)	$(58,140)
Less: Income from discontinued operations, net of income taxes	—	7,934
Loss from continuing operations	(36,033)	(66,074)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	7,759	8,653
Amortization of deferred gain	(38)	(79)
Amortization of deferred financing costs and debt discount	3,056	3,633
Debt restructuring loss, net	—	6,562
Non-cash reorganization items, net	4,850	—
Loss from lease termination	—	4,452
Unrealized loss (gain) on embedded debt conversion option	146	(1,284)
Loss on sale of property, plant and equipment	7	1,650
Unrealized gain on commodity hedges	—	(598)
Unrealized foreign currency transaction gain	(3,153)	(88)
Equity in losses of joint venture	—	4,141
Share-based compensation expense	442	566
Deferred income taxes	(1,325)	—
Other, net	446	—
Changes in assets and liabilities:
Accounts receivable	(16,729)	(6,118)
Inventories	487	26,729
Prepaid expenses and other current assets	(6,262)	(1,769)
Other noncurrent assets	1,533	(3,026)
Prepaid pension costs	(1,792)	(264)
Accounts payable	5,976	1,937
Income tax payable and receivable	433	51
Accrued and other current liabilities	7,200	498
Pension and postretirement benefit obligations and other noncurrent liabilities	(353)	1,201
Net cash used in operating activities of continuing operations	(33,350)	(19,227)
Net cash used in operating activities of discontinued operations	—	(5,219)
Net cash used in operating activities	(33,350)	(24,446)
Investing activities:
Capital expenditures	(2,264)	(1,912)
Proceeds from sale of property, plant and equipment	47	2,836
Change in cash collateralization of letters of credit	246	—
Net cash (used in) from investing activities of continuing operations	(1,971)	924
Net cash from investing activities of discontinued operations	—	53,570
Net cash (used in) from investing activities	(1,971)	54,494
Financing activities:
Proceeds from long-term debt	12,500	426,861
Repayments of long-term debt	(126)	(447,185)
Payments of debt restructuring costs	—	(8,677)
Payments of debt issue costs	(1,831)	—
Payments of build-to-suit liability	—	(237)
Net cash from (used in) financing activities	10,543	(29,238)
Effect of exchange rate changes on cash and cash equivalents	374	(55)

A.M. Castle & Co. (Debtor-In-Possession) Condensed Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,
	2017	2016
Net change in cash and cash equivalents	(24,404)	755
Cash and cash equivalents - beginning of period	35,624	11,100
Cash and cash equivalents - end of period	$11,220	$11,855
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co. (Debtor-In-Possession)
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
Consistent with its previously disclosed plans to restructure its financing obligations to reduce its long-term debt and cash interest obligations, on June 18, 2017, A. M. Castle & Co. and four of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). The four subsidiaries in the chapter 11 cases are Keystone Tube Company, LLC, HY-Alloy Steels Company, Keystone Service, Inc. and Total Plastics, Inc. Also on June 18, 2017, the Debtors filed the Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court.
The condensed consolidated financial statements included herein have been prepared on a going-concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Plan was confirmed by the Bankruptcy Court on August 2, 2017, and it is expected to become effective and the Company plans to emerge from bankruptcy on or around August 31, 2017. Under Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", because the Company has not yet emerged from its chapter 11 bankruptcy proceedings and currently remains under the supervision of the Bankruptcy Court as of the date of the filing of the Quarterly Report on Form 10-Q, the Company is required to disclose that there is substantial doubt as to the Company's ability to continue as a going concern. However, the Company has continued operations in the normal course during the pendency of the chapter 11 proceedings, and expects to continue to do so. Upon the Plan becoming effective, which the Company believes is probable of occurring and will mitigate the liquidity risk raised by the chapter 11 proceedings, the Company will enter into a new asset-based revolving credit facility and issue new senior secured convertible notes, and the accelerated debt obligations of the Company will be satisfied pursuant to the terms of the Plan. As a result, management believes that the substantial doubt as to the Company’s ability to continue as a going concern will be alleviated upon emergence from bankruptcy. Refer to Note 2 - Bankruptcy Related Disclosures and Note 16 - Subsequent Events.
(2) Bankruptcy Related Disclosures
Commitment Agreement and Restructuring Support Agreement
On June 16, 2017, the Debtors entered into a Commitment Agreement with certain of their creditors (the "Commitment Parties"). The Commitment Parties are the holders (or the investment advisors or managers for the holders) of term loans (the "Credit Facilities") made to the Company under a Credit and Guaranty Agreement dated December 8, 2016, as amended, by and among the Company, its subsidiaries, the lenders party thereto and Cantor Fitzgerald Securities, as Administrative and Collateral Agent (the "Credit Facilities Agreement").
The Commitment Agreement was entered into pursuant to a Restructuring Support Agreement dated April 6, 2017, as amended, by and among the Debtors and certain of their creditors, including the Commitment Parties (the "RSA"). The RSA provides for a consensual restructuring of the debt and equity of the Company, which the Company seeks to effect by means of the Plan.
Under the Commitment Agreement, the Commitment Parties have agreed, subject to the terms and conditions set forth in the Commitment Agreement, to purchase new notes to be issued by the reorganized Company under the Plan

(the “New Money Notes”) for an aggregate purchase price of up to $40,000 (the "New Money Amount"), subject to decrease based on the Company’s Opening Liquidity (as defined in the Commitment Agreement) as of the effective date of the Plan (the "Effective Date"). The New Money Notes will be on the same terms as the new notes issued by the Company under the Plan to holders of certain other classes of claims.
The New Money Notes will be issued at a price of $0.8 in cash for each $1 in principal amount of New Money Notes. The Commitment Agreement provides for the payment by the Company, in consideration for the Commitment Parties’ agreements in the Commitment Agreement, of a put option payment equal to $2,000, which shall be payable in cash upon the earlier of the Effective Date or the termination of the Commitment Agreement in accordance with its terms. In addition, the Company has agreed to reimburse the reasonable fees and expenses incurred by the legal and financial advisors to the Commitment Parties.
Under the Commitment Agreement, the Debtors are required to meet the same milestones as set forth in the RSA, including that they obtain orders of the Bankruptcy Court confirming the Plan on or before the sixtieth day after filing voluntary chapter 11 petitions with the Bankruptcy Court. Further, the Commitment Agreement may be terminated if the Effective Date has not occurred by August 31, 2017, if the RSA is terminated, and upon other specified events.
Chapter 11 Bankruptcy Filing
On June 18, 2017 (the "Petition Date"), pursuant to the terms of the RSA, the Debtors commenced voluntary chapter 11 proceedings under the Bankruptcy Code with the Bankruptcy Court. The chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly under the caption In re Keystone Tube Company, LLC., et al. (Case No. 17-11330).
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Credit Facilities Agreement, (ii) the Indenture dated February 8, 2016 (the "Senior Notes Indenture") and the 12.75% Senior Secured Notes due 2018 issued pursuant thereto (the "New Secured Notes"), and (iii) the Indenture dated May 19, 2016 (the "Convertible Notes Indenture") and the 5.25% Convertible Senior Secured Notes due 2019 issued pursuant thereto (the "New Convertible Notes"). The Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are subject to the applicable provisions of the RSA and the Bankruptcy Code.
No trustee has been appointed in the chapter 11 cases, and the Debtors continue to operate their business as “debtors in possession” subject to the supervision and orders of the Bankruptcy Court in accordance with the Bankruptcy Code. It is expected that the Company will continue its operations without interruption during the pendency of the chapter 11 cases. To maintain and continue ordinary course operations without interruption, the Company received approval from the Bankruptcy Court of a variety of “first day” motions seeking certain relief and authorizing the Company to maintain its operations and pay trade claims in the ordinary course.
Proposed Plan of Reorganization and Confirmation of the Plan
Pursuant to the terms of the RSA, on the Petition Date, the Debtors filed the Plan with the Bankruptcy Court. The Plan implements a new senior secured exit financing facility and the issuance of the New Money Notes to refinance or exchange the existing first lien Credit Facilities and to provide working capital for the reorganized Company. The terms of the Plan provide that the new senior secured exit financing facility shall be in the form of an asset-based revolving credit facility (the "New ABL Facility") entered into on or before the Effective Date. On June 2, 2017, the Company entered into a commitment letter with PNC Bank, National Association (“PNC”), which contemplates a $125,000 New ABL Facility to be entered into upon the Effective Date. If the Debtors are unable to enter into the New ABL Facility on or before the Effective Date, then, on the Effective Date, the Debtors shall enter into a new first lien senior secured term loan credit facility (the "New Roll-Up Facility").
The Plan also deleverages the Company's balance sheet by exchanging $177,019 aggregate principal amount of New Secured Notes and $22,323 aggregate principal amount of New Convertible Notes for an 80% share of new common stock in the reorganized Company, subject to dilution, and certain convertible new second lien secured notes in an aggregate principal amount of $115,000 (the "Exchange Notes"), together with certain cash distributions. All of the existing equity interests in the Company will be extinguished, but holders of such equity interests will have the opportunity to receive a 20% share of new common stock in the reorganized Company, subject to dilution, as part of a settlement encompassed in the Plan.

Allowed general unsecured claims and claims that are unimpaired under the Plan will be paid in full in cash.
On August 2, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") approving and confirming the Plan. The Plan is expected to become effective on or around August 31, 2017. Refer to Note 16 - Subsequent Events.
Financial Reporting Under Reorganization
The condensed consolidated financial statements included herein have been prepared to reflect the application of FASB Accounting Standards Codification ("ASC") No. 852, "Reorganizations". ASC No. 852 requires that the financial statements, for periods subsequent to the chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, liabilities subject to compromise in the chapter 11 cases are distinguished from liabilities of non-filing entities, liabilities not expected to be compromised, and postpetition liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2017. Liabilities subject to compromise are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
Liabilities Subject to Compromise
The Company’s Condensed Consolidated Balance Sheet includes amounts classified as liabilities subject to compromise ("LSTC"), which represent the Company's estimate of prepetition liabilities and other expected allowed claims to be addressed in the chapter 11 cases and may be subject to future adjustment as the chapter 11 cases proceed. The following table presents LSTC as reported in the Company’s Condensed Consolidated Balance Sheet at June 30, 2017:

June 30, 2017
Debt:
12.75% Senior Secured Notes due December 15, 2018	$177,019
5.25% Convertible Notes due December 30, 2019	22,323
Total debt	199,342
Accrued interest payable	12,021
Liabilities subject to compromise	$211,363
Effective on the Petition Date, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC. For both the three months and six months ended June 30, 2017, interest expense reported in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss does not include $791 of contractual interest on prepetition debt classified as LSTC.
Reorganization Items, Net
Expenses and income directly associated with the chapter 11 proceedings are reported separately in reorganization items, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Reorganization items, net also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments are determined. The following table summarizes the components of reorganization items, net for the three months and six months ended June 30, 2017:

Three Months and Six Months Ended June 30, 2017
Legal and other professional fees	$652
Write-off of unamortized debt issuance costs, discounts and embedded conversion option	4,850
Reorganization items, net	$5,502

(3) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2017, the Company adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. Under ASU No. 2016-09, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital pool and significantly reducing the complexity and cost of accounting for excess tax benefits and tax deficiencies. For interim reporting purposes, excess tax benefits and tax deficiencies are considered discrete items in the reporting period in which they occur and are not included in the estimate of an entity’s annual effective tax rate. ASU No. 2016-09 further eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. The adoption of ASU No. 2016-09 did not have a material impact on the Company's consolidated financial statements.
Standards Updates Issued Not Yet Effective
In March 2017, the FASB issued ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers must present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item(s) that includes the service cost component and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued. The Company is currently evaluating the impact the adoption of ASU No. 2017-07 will have on its consolidated financial statements.
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
(4) Discontinued Operation
On March 15, 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI") for $55,070 in cash, subject to customary working capital adjustments. Under the terms of the sale, $1,500 of the purchase price was placed into escrow pending adjustment based upon the final calculation of the working capital at closing. The sale resulted in preliminary pre-tax and after-tax gains of $4,217 and $2,994, respectively, for the six months ended June 30, 2016. The Company and the buyer agreed to the final working capital adjustment during the third quarter of 2016, which resulted in the full escrowed amount being returned to the buyer. The sale ultimately resulted in pre-tax and after-tax gains of $2,003 and $1,306, respectively, for the year ended December 31, 2016.
Summarized results of the discontinued operation for the six months ended June 30, 2016 were as follows:

Six Months Ended June 30, 2016
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
(5) Earnings (Loss) Per Share
Diluted earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options, restricted stock awards, other share-based payment awards, and contingently issuable shares related to the Company’s 7.0% Convertible Senior Notes due December 15, 2017 (the "Convertible Notes") and the Company's 5.25% Convertible Senior Secured Notes due December 30, 2019 (the "New Convertible Notes"), which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. Refer to Note 8 - Debt for further description of the Convertible Notes and New Convertible Notes.

The following table is a reconciliation of the basic and diluted earnings (loss) per common share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations	$(22,541)	$(21,270)	$(36,033)	$(66,074)
Income from discontinued operations, net of income taxes	—	—	—	7,934
Net loss	$(22,541)	$(21,270)	$(36,033)	$(58,140)
Denominator:
Weighted average common shares outstanding	32,310	27,793	32,306	25,709
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted earnings (loss) per common share	32,310	27,793	32,306	25,709

Basic earnings (loss) per common share:
Continuing operations	$(0.70)	$(0.77)	$(1.12)	$(2.57)
Discontinued operations	—	—	—	0.31
Net basic loss per common share	$(0.70)	$(0.77)	$(1.12)	$(2.26)

Diluted earnings (loss) per common share:
Continuing operations	$(0.70)	$(0.77)	$(1.12)	$(2.57)
Discontinued operations	—	—	—	0.31
Net diluted loss per common share	$(0.70)	$(0.77)	$(1.12)	$(2.26)
Excluded outstanding share-based awards having an anti-dilutive effect	2,457	929	2,457	929
Excluded "in the money" portion of New Convertible Notes having an anti-dilutive effect	—	—	—	—
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
(6) Joint Venture
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

The following information summarizes financial data for Kreher for the three months and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net sales	$29,752	$61,270
Cost of materials	25,155	51,756
(Loss) income before taxes	(65)	501
Net income	368	990
(7) Intangible Assets
Intangible assets consisted of customer relationships as follows:

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,348	$66,307	$67,317	$63,216
The Company recorded the following aggregate amortization expense associated with intangibles:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense	$1,533	$1,533	$3,066	$3,060
The following is a summary of the estimated annual amortization expense for the remainder of 2017 and each of the subsequent years:

2017	$1,041
2018	$—
2019	$—
2020	$—
2021	$—

(8) Debt
Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
LONG-TERM DEBT
7.0% Convertible Notes due December 15, 2017	$25	$41
11.0% Senior Secured Term Loan Credit Facilities due September 14, 2018	112,000	99,500
12.75% Senior Secured Notes due December 15, 2018	177,019	177,019
5.25% Convertible Notes due December 30, 2019	22,323	22,323
Other, primarily capital leases	2	96
Plus: derivative liability for embedded conversion feature	—	403
Less: unamortized discount	(2,665)	(7,587)
Less: unamortized debt issuance costs	(3,501)	(5,199)
Total long-term debt	305,203	286,596
Less: current portion	105,861	137
Less: liabilities subject to compromise(a)	199,342	—
Total long-term portion	$—	$286,459
(a) The Company's Senior Secured Notes due December 15, 2018 and Convertible Notes due December 30, 2019 were classified as liabilities subject to compromise at June 30, 2017. See Note 2 - Bankruptcy Related Disclosures.
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
Senior Secured Term Loan Credit Facilities
On December 8, 2016, the Company entered into new secured credit facilities (the “Credit Facilities”) with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility (the “Revolving Credit Facility”). The Credit Facilities are in the form of senior secured first-lien term loan facilities in an aggregate principal amount of up to $112,000. In connection with the closing of the Credit Facilities, commitments pursuant to the Revolving Credit Facility were terminated, liens granted to the collateral agent pursuant thereto were released in full, and Revolving Credit Facility borrowings outstanding were repaid by the Company using proceeds from the Credit Facilities. Letters of credit previously issued under the Revolving Credit Facility were cash collateralized, resulting in $7,722 and $7,968 of restricted cash that is reflected in other noncurrent assets in the Condensed Consolidated Balance Sheet at June 30, 2017 and December 31, 2016, respectively.
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
As further described below, the New Convertible Notes are convertible into common stock at the option of the holder. The Company determined that the conversion option is not clearly and closely related to the economic characteristics of the New Convertible Notes, nor does it meet the criteria to be considered indexed to the Company’s common stock. As a result, the Company concluded that the embedded conversion option must be bifurcated from the New Convertible Notes, separately valued, and accounted for as a derivative liability that partially settled the Convertible Notes. The initial value allocated to the derivative liability was $11,574, with a corresponding discount recorded to the New Convertible Notes. During each reporting period, the derivative liability, which is classified in long-term debt, will be marked to fair value through earnings. The derivative liability had a fair value of $0 as of June 30, 2017.
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
The Company’s pension plan asset portfolio as of June 30, 2017 and December 31, 2016 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
The fair value of the Company's New Secured Notes as of June 30, 2017 was estimated to be $116,390 compared to a carrying value of $177,019. The fair value of the New Secured Notes as of December 31, 2016 was estimated to be $116,833 compared to a carrying value of $177,019. The fair value for the New Secured Notes was determined based on recent trades of the bonds and fall within Level 2 of the fair value hierarchy.
Because it entered into the new Credit Facilities in December 2016 and borrowings outstanding are expected to be repaid in full on or before the Effective Date, the Company determined that the fair value of borrowings outstanding under the Credit Facilities approximated carrying value at June 30, 2017 and December 31, 2016.
The fair value of the Company's New Convertible Notes was estimated to be $4,625 compared to a carrying value of $22,323 as of June 30, 2017. The fair value, which falls within Level 3 of the fair value hierarchy, was determined based on the estimated value the holders of the New Convertible Notes are expected to receive in settlement of their claims on the effective date of the Plan. The fair value of the New Convertible Notes, including the bifurcated embedded conversion feature, was approximately $5,369 compared to a carrying value of $22,323 as of December 31, 2016. The fair value as of that date was determined based on similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the New Convertible Notes.

Fair Value Measurements of Embedded Conversion Feature
Because of the chapter 11 bankruptcy proceedings, the carrying values of the New Convertible Notes and the embedded conversion feature were adjusted as of the Petition Date to reflect their estimated allowed claim amounts as LSTC. As a result, the fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes was estimated to be $0 as of the Petition Date, and the carrying value of the embedded conversion feature was written off to reorganization items, net. The estimated fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes, which falls within Level 3 of the fair value hierarchy, had been measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the New Convertible Notes and observed spreads of similar debt instruments that do not include a conversion feature. The following reconciliation represents the change in fair value of the embedded conversion feature of the New Convertible Notes between December 31, 2016 and June 30, 2017:

Derivative liability for embedded conversion feature
Fair value as of December 31, 2016	$403
Mark-to-market adjustment on conversion feature(a)	146
Adjustment to write-off conversion feature to reorganization items, net	(549)
Fair value as of June 30, 2017	$—
(a) Mark-to-market adjustment is recognized in unrealized loss on embedded debt conversion option in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2017.

(10) Stockholders’ Deficit
Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2017	December 31, 2016
Unrecognized pension and postretirement benefit costs, net of tax	$(9,369)	$(9,797)
Foreign currency translation losses, net of tax	(17,827)	(16,142)
Total accumulated other comprehensive loss	$(27,196)	$(25,939)
Changes in accumulated other comprehensive loss by component for the three months ended June 30, 2017 and 2016 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2017	2016	2017	2016	2017	2016
Balance as of April 1,	$(9,583)	$(16,729)	$(17,142)	$(16,025)	$(26,725)	$(32,754)
Other comprehensive loss before reclassifications, net of tax	—	—	(685)	(4,075)	(685)	(4,075)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	214	456	—	—	214	456
Net current period other comprehensive income (loss)	214	456	(685)	(4,075)	(471)	(3,619)
Balance as of June 30,	$(9,369)	$(16,273)	$(17,827)	$(20,100)	$(27,196)	$(36,373)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the three month periods ended June 30, 2017 and 2016.

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2017 and 2016 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total
	2017	2016	2017	2016	2017	2016
Balance as of January 1,	$(9,797)	$(17,185)	$(16,142)	$(16,636)	$(25,939)	$(33,821)
Other comprehensive income (loss) before reclassifications, net of tax	—	—	(1,685)	(3,464)	(1,685)	(3,464)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	428	912	—	—	428	912
Net current period other comprehensive income (loss)	428	912	(1,685)	(3,464)	(1,257)	(2,552)
Balance as of June 30,	$(9,369)	$(16,273)	$(17,827)	$(20,100)	$(27,196)	$(36,373)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the six month periods ended June 30, 2017 and 2016.
Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$(50)	$(50)	$(100)	$(100)
Actuarial loss (b)	(164)	(406)	(328)	(812)
Total before tax	(214)	(456)	(428)	(912)
Tax effect	—	—	—	—
Total reclassifications for the period, net of tax	$(214)	$(456)	$(428)	$(912)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$105	$112	$211	$224
Interest cost	1,211	1,312	2,421	2,624
Expected return on assets	(2,035)	(2,035)	(4,069)	(4,070)
Amortization of prior service cost	50	50	100	100
Amortization of actuarial loss	164	406	328	812
Net periodic pension and postretirement benefit (credit) cost	$(505)	$(155)	$(1,009)	$(310)
Contributions paid	$—	$—	$356	$—
The Company anticipates making additional cash contributions of $213 to its pension plans in 2017.

(12) Restructuring Activity
In April 2015, the Company announced a restructuring plan consisting of workforce reductions and the consolidation of facilities in locations deemed to have redundant operations. In the three months and six months ended June 30, 2016, the Company incurred costs associated with the April 2015 restructuring plan which consisted of employee termination and related benefits, moving costs, professional fees and losses on the disposal of fixed assets. In addition, the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2016.
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
As a result of its restructuring activities, the Company incurred the following restructuring expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Employee termination and related benefits	$17	$125	$45	$678
Lease termination costs	—	561	—	6,706
Moving costs associated with plant consolidations	23	1,260	93	4,395
Professional fees	—	52	30	730
Loss on disposal of fixed assets	—	46	—	1,253
Total	$40	$2,044	$168	$13,762
Restructuring reserve activity for the six months ended June 30, 2017 is summarized below:

		Period Activity
	Balance January 1, 2017	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balance June 30, 2017
Employee termination and related benefits (a)	$3,627	$45	$(163)	$—	$3,509
Lease termination costs (b)	823	—	(464)	—	359
Moving costs associated with plant consolidations	—	93	(93)	—	—
Professional fees	—	30	(30)	—	—
Disposal of fixed assets	—	—	—	—	—
Total	$4,450	$168	$(750)	$—	$3,868
(a) As of June 30, 2017, the short-term portion of employee termination and related benefits of $340 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term liability associated with the Company's withdrawal from a multi-employer pension plan of $3,169 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(b) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of June 30, 2017, the short-term portion of the lease termination costs of $296 is included in accrued and other current liabilities and the long-term portion of the lease termination costs of $63 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(13) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax expense, which includes tax expense on the Company’s share of joint venture earnings in the three months and six months ended June 30, 2016, as a percentage of loss from continuing operations before income taxes and equity in earnings of joint venture.

For the three months ended June 30, 2017, the Company recorded income tax expense of $71 on pre-tax loss from continuing operations of $22,470, for an effective tax rate of (0.3)%. For the three months ended June 30, 2016, the Company recorded income tax expense of $531 on pre-tax loss from continuing operations before equity in earnings of joint venture of $16,287, for an effective tax rate of (3.3)%.
For the six months ended June 30, 2017, the Company recorded income tax expense of $8 on pre-tax loss from continuing operations of $36,025, for an effective tax rate of 0.0%. For the six months ended June 30, 2016, the Company recorded income tax expense of $196 on pre-tax loss from continuing operations before equity in earnings of joint venture of $61,737, for an effective tax rate of (0.3)%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the six months ended June 30, 2017 and 2016 were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, release of valuation allowances in jurisdictions that have become profitable, and the impact of intraperiod allocations.
(14) Commitments and Contingent Liabilities
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

(15) Condensed Combined Debtor-in-Possession Financial Information
The following condensed combined financial information presents the Debtors' Balance Sheet as of June 30, 2017, the Debtors' Statement of Operations for the six months ended June 30, 2017, and the Debtors' Statement of Cash Flows for the six months ended June 30, 2017. Those subsidiaries of the Company that did not file bankruptcy petitions (the "Non-Filing Entities") are accounted for as unconsolidated subsidiaries in these financial statements and, as such, their net earnings (loss) are included as equity in earnings of non-filing entities, net of taxes in the Debtors' Statement of Operations and their net assets are included with investments in and advances to non-filing entities in the Debtors' Balance Sheet.
Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the non-filing entities have not been eliminated in the Debtors' financial statements.

Debtors' Balance Sheet
As of
June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,566
Accounts receivable, less allowance for doubtful accounts	41,519
Inventories	96,213
Other current assets	9,917
Total current assets	152,215
Investments in and advances to non-filing entities	105,288
Intangible assets, net	1,012
Other noncurrent assets	18,671
Property, plant and equipment, net	38,371
Total assets	$315,557
LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$27,997
Other current liabilities	12,674
Current portion of long-term debt	105,859
Total current liabilities	146,530
Long-term debt, less current portion	—
Other noncurrent liabilities	29,578
Liabilities subject to compromise	211,363
Total deficit	(71,914)
Total liabilities and deficit	$315,557

Debtors' Statement of Operations
Six Months Ended June 30, 2017
Net sales	$167,545
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	118,974
Warehouse, processing and delivery expense	28,680
Sales, general and administrative expense	24,897
Restructuring expense	90
Depreciation and amortization expense	6,850
Total costs and expenses	179,491
Operating loss	(11,946)
Interest expense, net	19,899
Financial restructuring expense	6,600
Unrealized loss on embedded debt conversion option	146
Other (income) expense, net	—
Reorganization items, net	5,502
Loss before income taxes	(44,093)
Income tax benefit	—
Net loss attributable to debtor entities	(44,093)
Equity in earnings of non-filing entities, net of taxes	8,060
Net loss	$(36,033)
Comprehensive loss	$(37,290)

Debtors' Statement of Cash Flows
Six Months Ended June 30, 2017
Net cash used in operating activities	$(29,641)
Investing activities:
Capital expenditures	(1,933)
Change in cash collateralization of letters of credit	246
Net cash from (used in) investing activities	(1,687)
Financing activities:
Proceeds from long-term debt	12,500
Repayments of long-term debt	(114)
Other financing activities	(1,831)
Net cash from (used in) financing activities	10,555
Net change in cash and cash equivalents	(20,773)
Cash and cash equivalents - beginning of period	25,339
Cash and cash equivalents - end of period	$4,566

(16) Subsequent Events
Debtor-in-Possession Revolving Credit Facility
After obtaining approval by the Bankruptcy Court, the Debtors entered into a Debtor-in-Possession Revolving Credit and Security Agreement dated July 10, 2017 (the "DIP Credit Agreement"), with PNC, as Lender and Administrative and Collateral Agent. The DIP Credit Agreement provides for an $85,000 senior secured, revolving debtor-in-possession credit facility and sets forth the terms and conditions of such facility (the "DIP Facility"). The purpose of the DIP Facility is to (i) pay fees and expenses payable to PNC for the DIP Facility, (ii) provide for the Debtors' working capital needs and reimburse drawings under letters of credit, in accordance with an approved budget, (iii) fund administrative expenses of the Debtors that are included in such budget, (iv) refinance up to $75,000 of the Company's term loan borrowings under the Credit Facilities, and (v) pay the Permitted Adequate Protection Payments (as defined in the DIP Credit Agreement) as and when due.
The DIP Facility matures on the earliest of (a) December 15, 2017, (b) the effective date of the Plan, as confirmed pursuant to an order entered by the Bankruptcy Court, (c) the closing of a sale of all or substantially all of the assets of the Debtors, or (d) the occurrence of an Event of Default (as defined in the DIP Credit Agreement), which results in acceleration of any portion of the obligations of the Debtors under the DIP Facility and termination of PNC's commitments under the DIP Credit Agreement. Obligations of the Debtors under the DIP Facility may be prepaid in whole, but not in part, at any time.
At the election of the Debtors, borrowings under the DIP Facility will bear interest at variable rates based on (a) a LIBOR-based rate plus an initial applicable margin of 3.00% or (b) a customary base rate plus an initial applicable margin of 2.00%, with such applicable margins subject to reduction based on the amount of excess available borrowing capacity under the DIP Facility. The Debtors must also pay a monthly commitment fee and certain other customary fees, costs and expenses that may be incurred by PNC in connection with the transactions contemplated by the DIP Credit Agreement.
The obligations of the Debtors under the DIP Facility are to be (i) entitled to super-priority administrative expense claim status pursuant to the Bankruptcy Code with priority over any administrative expenses of a kind specified in the Bankruptcy Code, subject to a carve-out for certain specified bankruptcy-related fees and expenses; and (ii) secured, pursuant to the Bankruptcy Code, by a first-priority perfected security interest and lien on all or substantially all of the Debtors' assets and the Company’s equity interests in its subsidiaries, subject to certain carve-out and permitted prior liens.
On July 10, 2017, in connection with its entering into the DIP Credit Agreement, the Company borrowed an aggregate amount of $66,326 from PNC, of which $64,000 was used to pay down outstanding term loan borrowings under the Credit Facilities.
Confirmation of the Plan
On August 2, 2017, the Bankruptcy Court entered the Confirmation Order, approving and confirming the Plan. The Plan is expected to become effective, and the Debtors are expected to emerge from their chapter 11 cases, on or around August 31, 2017.
Under ASC No. 852, fresh-start accounting is required upon emergence from chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation (the "reorganization value") is less than the total of all postpetition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. As of the effective date of the Plan, the Company expects to adopt fresh-start accounting, which will result in a new reporting entity with no beginning retained earnings or deficit. Fresh-start accounting also requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from chapter 11, which may vary materially from the carrying values as of June 30, 2017. The Company is in the process of evaluating the potential impact of fresh-start accounting on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our restructuring. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include or relate to: other competing uses for funds, including the payment of the administrative expenses of our chapter 11 cases; our ability to timely conclude definitive documentation for, and to satisfy all conditions to the consummation of, any required exit financing, new notes indenture or other agreements required by our chapter 11 plan of reorganization; the effects of the filing of our chapter 11 cases on our business and the interests of various constituents; the bankruptcy court’s rulings in our chapter 11 cases, as well the outcome of any such case in general; the length of time that we will operate under chapter 11 protection and the continued availability of operating capital during the pendency of our chapter 11 cases; risks associated with third party motions or objections in our chapter 11 cases, which may interfere with our ability to confirm and consummate a chapter 11 plan of reorganization; the potential adverse effects of our chapter 11 cases on our liquidity or results of operations; our ability to execute the Company’s business and financial reorganization plan; and increased advisory costs to execute our reorganization. Other factors include our ability to effectively manage our operational initiatives and restructuring activities, the impact of volatility of metals prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, our ability to successfully complete the remaining steps in our strategic refinancing process, and the impact of our substantial level of indebtedness, as well as including those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q for the second quarter ended June 30, 2017. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1 “Financial Statements (unaudited)”.
Overview
A. M. Castle & Co., together with its subsidiaries, (the “Company”) is a specialty metals distribution company serving customers on a global basis. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, oil and gas, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
Recent Developments
Restructuring Support Agreement
To reduce the Company's long-term debt and cash interest obligations and thereby strengthen its financial position and flexibility, A. M. Castle & Co. and certain of its subsidiaries (the "Debtors") entered into a restructuring support agreement (the “RSA”) on April 6, 2017. The RSA was entered into with certain of the Company's creditors (the "Consenting Creditors"), including certain holders of the Company’s (a) term loans under the credit facilities agreement dated as of December 8, 2016, as amended (the "Credit Facilities Agreement"), (b) 12.75% Senior Secured Notes due December 15, 2018 (the "New Secured Notes"), and (c) 5.25% Convertible Senior Secured Notes due December 30, 2019 (the "New Convertible Notes"). The RSA provides for a consensual restructuring of the debt and equity of the Company, which the Company seeks to effect by means of a Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization (as amended, the "Plan").
Commitment Agreement
On June 16, 2017, pursuant to the terms of the RSA, the Debtors entered into a Commitment Agreement with certain of their creditors (the "Commitment Parties"). The Commitment Parties are the holders (or the investment advisors or managers for the holders) of term loans (the "Credit Facilities") made to the Company under the Credit Facilities Agreement.
Under the Commitment Agreement, the Commitment Parties have agreed, subject to the terms and conditions set forth in the Commitment Agreement, to purchase new notes to be issued by the reorganized Company under the Plan (the “New Money Notes”) for an aggregate purchase price of up to $40.0 million (the "New Money Amount"), subject to decrease based on the Company’s Opening Liquidity (as defined in the Commitment Agreement) as of the effective date of the Plan (the "Effective Date"). The New Money Notes will be on the same terms as the new notes issued by the Company under the Plan to holders of certain other classes of claims.
The New Money Notes will be issued at a price of $800 in cash for each $1,000 in principal amount of New Money Notes. The Commitment Agreement provides for the payment by the Company, in consideration for the Commitment Parties’ agreements in the Commitment Agreement, of a put option payment equal to $2.0 million, which shall be payable in cash upon the earlier of the Effective Date or the termination of the Commitment Agreement in accordance with its terms. In addition, the Company has agreed to reimburse the reasonable fees and expenses incurred by the legal and financial advisors to the Commitment Parties.
Under the Commitment Agreement, the Debtors are required to meet the same milestones as set forth in the RSA, including that they obtain orders of the Bankruptcy Court confirming the Plan on or before the sixtieth day after filing voluntary chapter 11 petitions with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). Further, the Commitment Agreement may be terminated if the Effective Date has not occurred by August 31, 2017, if the RSA is terminated, and upon other specified events.
Chapter 11 Bankruptcy Filing
On June 18, 2017, pursuant to the terms of the RSA, the Debtors commenced voluntary chapter 11 proceedings under the United States Bankruptcy Code (the "Bankruptcy Code") with the Bankruptcy Court. The chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly under the caption In re Keystone Tube Company, LLC., et al. (Case No. 17-11330).
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Credit Facilities Agreement, (ii) the Indenture dated February 8, 2016 (the "Senior Notes Indenture") and the New Secured Notes issued pursuant thereto, and (iii) the Indenture dated May 19, 2016 (the "Convertible Notes Indenture") and the New Convertible Notes issued pursuant thereto. The Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are subject to the applicable provisions of the RSA and the Bankruptcy Code.
No trustee has been appointed in the chapter 11 cases, and the Debtors continue to operate their business as “debtors in possession” subject to the supervision and orders of the Bankruptcy Court in accordance with the Bankruptcy Code. It is expected that the Company will continue its operations without interruption during the pendency of the chapter 11 cases. To maintain and continue ordinary course operations without interruption, the Company received approval from the Bankruptcy Court of a variety of “first day” motions seeking certain relief and authorizing the Company to maintain its operations in the ordinary course. Bankruptcy Court filings and other information related to the chapter 11 cases are available at a website administered by the Debtors’ claims agent, Kurtzman Carson Consultants, LLC, at http://www.kccllc.net/amcastle.
The Condensed Consolidated Financial Statements have been prepared to reflect the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 852, "Reorganizations". ASC No. 852 requires that the financial statements, for periods subsequent to the chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, liabilities subject to compromise in the chapter 11 cases are distinguished from liabilities of non-filing entities, liabilities not expected to be compromised, and postpetition liabilities in the Company’s Condensed Consolidated Balance Sheet at June 30, 2017. Liabilities subject to compromise are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
Proposed Plan of Reorganization
Pursuant to the terms of the RSA, the Debtors filed the original Plan with the Bankruptcy Court on June 18, 2017 and an amended version of the Plan on July 25, 2017. The Plan implements a new senior secured exit financing facility and the issuance of the New Money Notes to refinance or exchange the existing first lien Credit Facilities and to provide working capital for the reorganized Company. The terms of the Plan provide that the new senior secured exit financing facility shall be in the form of an asset-based revolving credit facility (the "New ABL Facility") entered into on or before the Effective Date. On June 2, 2017, the Company entered into a commitment letter with PNC Bank, National Association (“PNC”), which contemplates a $125,000 New ABL Facility to be entered into upon the Effective Date. If the Debtors are unable to enter into the New ABL Facility on or before the Effective Date, then, on the Effective Date, the Debtors shall enter into a new first lien senior secured term loan credit facility (the "New Roll-Up Facility"). The Plan also deleverages the Company's balance sheet by exchanging $177.0 million aggregate principal amount of New Secured Notes and $22.3 million aggregate principal amount of New Convertible Notes for an 80% share of new common stock in the reorganized Company, subject to dilution, and certain convertible new second lien secured notes in an aggregate principal amount of $115.0 million (the "Exchange Notes"), together with certain cash distributions. All of the existing equity interests in the Company will be extinguished, but holders of such equity interests will have the opportunity to receive a 20% share of new common stock in the reorganized Company, subject to dilution, as part of a settlement encompassed in the Plan. Allowed general unsecured claims and all creditors who are unimpaired under the Plan will receive a complete recovery.
Prior to filing the Plan with the Bankruptcy Court, the Company completed its solicitation of votes to accept or reject the Plan from the holders of claims under the Credit Facilities Agreement (the "Prepetition First Lien Secured Claims"), the holders of the New Secured Notes (the "Prepetition Second Lien Secured Claims") and the holders of the New Convertible Notes (the "Prepetition Third Lien Secured Claims"). In dollar value, 100% of the votes cast by holders of both the Prepetition First Lien Secured Claims and the Prepetition Second Lien Secured Claims, as well as 79.24% of the votes cast by holders of the Prepetition Third Lien Secured Claims, approved the Plan. In the aggregate, 98.32% of the voting secured creditors by dollar value voted in favor of the Plan. Additionally, a majority of voting holders in number in each class approved the Plan, with an aggregate of 88.68% of voting holders in number approving the Plan.
Debtor-in-Possession Revolving Credit Facility
After obtaining approval by the Bankruptcy Court, the Debtors entered into a Debtor-in-Possession Revolving Credit and Security Agreement dated July 10, 2017 (the "DIP Credit Agreement"), with PNC, as Lender and Administrative and Collateral Agent. The DIP Credit Agreement provides for an $85.0 million senior secured, revolving debtor-in-possession credit facility and sets forth the terms and conditions of such facility (the "DIP Facility"). The purpose of the DIP Facility is to (i) pay fees and expenses payable to PNC for the DIP Facility, (ii) provide for the Debtors' working capital needs and reimburse drawings under letters of credit, in accordance with an approved budget, (iii) fund administrative expenses of the Debtors that are included in such budget, (iv) refinance up to $75.0 million of the Company's term loan borrowings under the Credit Facilities, and (v) pay the Permitted Adequate Protection Payments (as defined in the DIP Credit Agreement) as and when due. Refer to Note 16 - Subsequent Events to the Condensed Consolidated Financial Statements.
Confirmation of the Plan
On August 2, 2017, the Bankruptcy Court entered an order approving and confirming the Plan. The Plan is expected to become effective on or around August 31, 2017. Refer to Note 16 - Subsequent Events to the Condensed Consolidated Financial Statements.

Results of Operations: Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table sets forth certain statement of operations data for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$ Change	% Change

Net sales	$136.5	100.0%	$130.7	100.0%	$5.8	4.4%
Cost of materials (exclusive of depreciation and amortization)	102.1	74.8%	97.7	74.7%	(4.4)	(4.5)%
Operating costs and expenses(a)	37.8	27.7%	44.3	33.9%	6.5	14.7%
Operating loss	$(3.4)	(2.5)%	$(11.3)	(8.6)%	$7.9	69.9%
(a) Operating costs and expenses include restructuring expenses of less than $0.1 million for the three months ended June 30, 2017 and $2.0 million for the three months ended June 30, 2016.
Net Sales
Net sales in the three months ended June 30, 2017 were $136.5 million, an increase of $5.8 million, or 4.4%, compared to the three months ended June 30, 2016. The improvement was mainly due to a 10.9% increase in tons sold per day to customers compared to the same period in the prior year. The largest sales volume increases in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were in carbon and alloy plate and alloy bar. The favorable impact of the increase in sales volumes was partly offset by an overall unfavorable change in product mix.
Average selling prices overall decreased 4.5% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, driven by decreases in the price per ton sold of aluminum and stainless. The average price per ton sold of all other product categories increased compared to the prior year quarter.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) in the three months ended June 30, 2017 was $102.1 million compared to $97.7 million in the three months ended June 30, 2016. The $4.4 million, or 4.5%, increase is largely due to the increase in sales volumes in the three months ended June 30, 2017.
Cost of materials (exclusive of depreciation and amortization) was 74.8% of net sales in the three months ended June 30, 2017 compared to 74.7% of net sales in the three months ended June 30, 2016.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2017	2016	$ Change	% Change
Warehouse, processing and delivery expense	$19.3	$20.8	$1.5	7.2%
Sales, general and administrative expense	14.6	17.2	2.6	15.1%
Restructuring expense	—	2.0	2.0	100.0%
Depreciation and amortization expense	3.9	4.3	0.4	9.3%
Total operating costs and expenses	$37.8	$44.3	$6.5	14.7%
Operating costs and expenses decreased by $6.5 million from $44.3 million in the three months ended June 30, 2016 to $37.8 million in the three months ended June 30, 2017.

•	Warehouse, processing and delivery expense decreased by $1.5 million mainly as a result of lower payroll, benefit and freight costs;

•
Sales, general and administrative expense decreased by $2.6 million mainly as a result of lower payroll and benefits costs due to lower company-wide employee headcount, bad debt expense and outside consulting services; and

•	Depreciation and amortization expense decreased by $0.4 million due to lower depreciation expense resulting from plant closures and equipment sales.
Operating loss in the three months ended June 30, 2017, was $3.4 million compared to operating loss of $11.3 million, including $2.0 million of restructuring expense, in the same period last year.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $10.1 million in the three months ended June 30, 2017 compared to $9.6 million in the three months ended June 30, 2016. The increase was mainly attributable to a higher interest rate on term loan borrowings under the Company's Credit Facilities Agreement, which was entered into in December 2016, compared to the interest rate on borrowings under the Company's former revolving credit agreement.
Financial restructuring expense of $5.7 million in the three months ended June 30, 2017 was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Unrealized gain on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was $0.0 million for the three months ended June 30, 2017 and $1.3 million for the three months ended June 30, 2016.
The debt restructuring gain of $0.5 million in the three months ended June 30, 2016 resulted from the issuance of the Company's New Convertible Notes in exchange for outstanding 7.0% Convertible Senior Notes due 2017 (the "Convertible Note Exchange") and the subsequent conversion of a portion of the New Convertible Notes to equity.
Other income, comprised mostly of foreign currency transaction gains, was $2.2 million in the three months ended June 30, 2017 compared to $2.8 million in the same period last year. These gains are primarily related to unhedged intercompany financing arrangements.
Reorganization items, net for the three months ended June 30, 2017 was an expense of $5.5 million, and was comprised of legal and other professional fees of $0.7 million and the write-off of unamortized debt issuance costs and discounts related to the New Secured Notes and New Convertible Notes of $4.8 million. Reorganization items, net represent expenses and income directly associated with the chapter 11 proceedings, as well as adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The Company recorded an income tax expense of $0.1 million for the three months ended June 30, 2017 compared to an income tax expense of $0.5 million for the same period last year. The Company’s effective tax rate is expressed as income tax expense, which includes income tax expense (benefit) on the Company’s share of joint venture losses in the three months ended June 30, 2016, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate for the three months ended June 30, 2017 and 2016 was (0.3)% and (3.3)%, respectively. The change in the effective tax rate in the three months ended June 30, 2017 resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S., and the impact of intraperiod allocations.
Equity in losses of the Company’s joint venture was $4.5 million in the three months ended June 30, 2016, which included a $4.6 million impairment charge related to the write-down of the Company's investment in joint venture to fair value. In August 2016, the Company completed the sale of its interest in its joint venture for aggregate cash proceeds of $31.6 million.
Loss from continuing operations and net loss for the three months ended June 30, 2017 was $22.5 million compared to $21.3 million for the three months ended June 30, 2016.

Results of Operations: Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table sets forth certain statement of operations data for the six months ended June 30, 2017 and 2016. Included in the operating results below is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Six Months Ended June 30,
	2017		2016		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$ Change	% Change
Net sales	$272.4	100.0%	$294.5	100.0%	$(22.1)	(7.5)%
Cost of materials (exclusive of depreciation and amortization)(a)	203.1	74.6%	231.4	78.6%	28.3	12.2%
Operating costs and expenses(b)	75.0	27.6%	101.3	34.4%	26.3	26.0%
Operating loss	$(5.7)	(2.1)%	$(38.2)	(13.0)%	$32.5	85.1%
(a) Cost of materials includes $0.5 million of inventory scrapping expenses associated with restructuring activity for the six months ended June 30, 2016.
(b) Operating costs and expenses include $0.1 million and $13.8 million of restructuring expenses for the six months ended June 30, 2017 and 2016, respectively.
Net Sales
Net sales in the six months ended June 30, 2017 were $272.4 million, a decrease of $22.1 million, or 7.5%, compared to the same period last year. Net sales for the six months ended June 30, 2016 included the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities to an unrelated third party. The sale of this inventory, which was sold at a zero gross margin (calculated as net sales, less cost of materials), was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations. Including that sale of inventory, net sales from the Houston and Edmonton locations, which were closed in February 2016, were $33.0 million. Despite the closure of these two locations, the Company posted an 8.3% increase in tons sold per day to customers compared to the six months ended June 30, 2016. Excluding the tons sold from the Houston and Edmonton locations in the six months ended June 30, 2016, tons sold per day increased 10.7%. Products with the most notable improvements in sales volumes were carbon and alloy plate, alloy bar and aluminum. Offsetting the positive impact of the increase in sales volumes was a 4.8% decrease in average selling prices and an unfavorable change in product mix.
Average selling prices for many of the Company's products were higher in the six months ended June 30, 2017 compared to the same period last year, but decreases in average selling prices of aluminum and alloy bar resulted in the overall 4.8% decrease in average selling prices.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) during the six months ended June 30, 2017 was $203.1 million compared to $231.4 million during the six months ended June 30, 2016. The $28.3 million, or 12.2%, decrease is mostly due to the $27.1 million of cost of materials recognized on the sale of all inventory at the Company's Houston and Edmonton facilities in the six months ended June 30, 2016, as discussed above.
Cost of materials (exclusive of depreciation and amortization) was 74.6% as a percent of net sales in the six months ended June 30, 2017, compared to 78.6% as a percent of net sales for the comparative prior year period. While the percentage for the six months ended June 30, 2016 was impacted by the $27.1 million sale of the inventory at the Houston and Edmonton locations, the decrease in the percentage also reflects improved inventory management and better matching of sales prices with inventory replacement cost.

Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2017	2016	$ Change	% Change
Warehouse, processing and delivery expense	$38.0	$44.2	$6.2	14.0%
Sales, general and administrative expense	29.1	34.7	5.6	16.1%
Restructuring expense	0.1	13.8	13.7	99.3%
Depreciation and amortization expense	7.8	8.6	0.8	9.3%
Total operating costs and expenses	$75.0	$101.3	$26.3	26.0%
Operating costs and expenses decreased by $26.3 million from $101.3 million during the six months ended June 30, 2016 to $75.0 million during the six months ended June 30, 2017.

•
Warehouse, processing and delivery expense decreased by $6.2 million primarily as a result of lower payroll, benefit, and facility costs resulting from plant consolidations and the closure of the Houston and Edmonton facilities;

•	Sales, general and administrative expense decreased by $5.6 million mainly as a result of lower payroll, benefit, and outside services costs;

•
Restructuring expense was $0.1 million in the six months ended June 30, 2017, while restructuring expense was $13.8 million in the six months ended June 30, 2016, which consisted mainly of severance expense and lease termination charges associated with the closure of the Company's Houston and Edmonton facilities, as well as moving expenses associated with plant consolidations; and

•	Depreciation and amortization expense decreased by $0.8 million due to lower depreciation expense resulting from plant closures and equipment sales.
Operating loss in the six months ended June 30, 2017, including restructuring charges of $0.1 million, was $5.7 million compared to an operating loss of $38.2 million, including restructuring charges of $13.8 million, in the same period in the prior year.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $20.8 million in the six months ended June 30, 2017 compared to $20.0 million in the six months ended June 30, 2016. The increase was mainly attributable to a higher interest rate on term loan borrowings under the Company's Credit Facilities Agreement, which was entered into in December 2016, compared to the interest rate on borrowings under the Company's former revolving credit agreement.
Financial restructuring expense of $6.6 million in the six months ended June 30, 2017 was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Unrealized loss on the embedded conversion option associated with the New Convertible Notes was $0.1 million for the six months ended June 30, 2017 compared to an unrealized gain of $1.3 million in the six months ended June 30, 2016.
The debt restructuring loss of $6.6 million in the six months ended June 30, 2016 reflects $7.1 million of eligible holder consent fees and related legal and other direct costs incurred in conjunction with the private exchange offer and consent solicitation to certain eligible holders to exchange New Secured Notes for the Company’s 12.75% Senior Secured Notes due 2016. Those charges were partly offset by a $0.5 million gain that resulted from the Convertible Note Exchange and the subsequent conversion of a portion of the New Convertible Notes to equity.
Other income, comprised mostly of foreign currency transaction gains, was $2.8 million in the six months ended June 30, 2017 compared to $1.7 million for the same period in the prior year. These gains and losses are primarily related to unhedged intercompany financing arrangements.

Reorganization items, net for the six months ended June 30, 2017 was an expense of $5.5 million, and was comprised of legal and other professional fees of $0.7 million and the write-off of unamortized debt issuance costs and discounts related to the New Secured Notes and New Convertible Notes of $4.8 million. Reorganization items, net represent expenses and income directly associated with the chapter 11 proceedings, as well as adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The Company recorded income tax expense of less than $0.1 million for the six months ended June 30, 2017 compared to income tax expense of $0.2 million for the same period last year. The Company’s effective tax rate is expressed as income tax expense, which includes tax expense (benefit) on the Company’s share of joint venture losses in the six months ended June 30, 2016, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate for the six months ended June 30, 2017 and 2016 was 0.0% and (0.3)%, respectively. The change in the effective tax rate for the six months ended June 30, 2017 resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S., and the impact of intraperiod allocations.
Equity in losses of joint venture was $4.1 million in the six months ended June 30, 2016. Included in the equity in losses of joint venture was an impairment charge of $4.6 million related to the write-down of the Company's investment in joint venture to fair value. In August 2016, the Company completed the sale of its joint venture for aggregate cash proceeds of $31.6 million.
Loss from continuing operations for the six months ended June 30, 2017 was $36.0 million compared to a loss from continuing operations of $66.1 million for the six months ended June 30, 2016. Income from discontinued operations, net of income taxes, was $7.9 million for the six months ended June 30, 2016, which includes an after-tax gain on the sale of substantially all the assets of the Company's wholly owned subsidiary, Total Plastic, Inc. ("TPI") of $3.0 million and an income tax benefit of $4.2 million from the reversal of an income tax valuation allowance.
Net loss for the six months ended June 30, 2017 was $36.0 million. Net loss for the same period in the prior year, which includes income from discontinued operations (net of income taxes) of $7.9 million, was $58.1 million.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Six Months Ended June 30,
(Dollar amounts in millions)	2017	2016
Net cash used in operating activities	$(33.3)	$(24.4)
Net cash (used in) from investing activities	(2.0)	54.5
Net cash from (used in) financing activities	10.5	(29.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.1)
Net change in cash and cash equivalents	$(24.4)	$0.8
The Company’s principal sources of liquidity currently are cash provided by operations and borrowings under the DIP Facility that was entered into on July 10, 2017. During the pendency of the chapter 11 proceedings, the Company expects its primary liquidity requirements will be to fund working capital needs, refinance up to $75.0 million of term loan borrowings under the Credit Facilities, and make required payments under the DIP Facility.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:

•
During the six months ended June 30, 2017, higher accounts receivable compared to year-end 2016 resulted in $16.7 million of cash flow use compared to $6.1 million of cash flow use for the same period last year. Average receivable days outstanding was 51.4 days for the six months ended June 30, 2017 compared to 53.9 days for the six months ended June 30, 2016.

•
During the six months ended June 30, 2017, higher inventory levels compared to year-end 2016 used $0.5 million of cash, while lower inventory levels at June 30, 2016 compared to year-end 2015 were a $26.7 million cash flow source for the six months ended June 30, 2016. The majority of the cash flow source from inventory in the six months ended June 30, 2016 was the result of the Houston and Edmonton inventory sale discussed above. Average days sales in inventory was 135.9 days for the six months ended June 30, 2017 compared to 171.7 days for the six months ended June 30, 2016, which resulted primarily from improved inventory management.

•
During the six months ended June 30, 2017, increases in accounts payable and accrued and other current liabilities were a $13.2 million cash flow source compared to a $2.4 million cash flow source for the same period last year. Accounts payable days outstanding was 38.8 days for the six months ended June 30, 2017 compared to 45.1 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	June 30,	December 31,	Working Capital
(Dollar amounts in millions)	2017	2016	Increase (Decrease)
Working capital	$95.3	$203.9	$(108.6)
Cash and cash equivalents	11.2	35.6	(24.4)
Accounts receivable	83.6	64.4	19.2
Inventories	149.5	146.6	2.9
Accounts payable	44.0	33.1	(10.9)
Accrued and other current liabilities	15.6	19.9	4.3
Approximately $5.6 million of the Company’s consolidated cash and cash equivalents balance of $11.2 million at June 30, 2017 resided in the United States.
Net cash used in investing activities of $2.0 million during the six months ended June 30, 2017 is mostly attributable to cash paid for capital expenditures of $2.3 million. Management expects capital expenditures to range from $6.0 million to $7.0 million for the full-year 2017. Net cash from investing activities of $54.5 million during the same period last year is mostly attributable to cash proceeds from the sale of TPI. Cash paid for capital expenditures for the six months ended June 30, 2016 was $1.9 million.
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
During the six months ended June 30, 2016, all available proceeds from the sale of TPI were used to pay down the Company's long-term debt, which along with the $8.7 million payment of debt restructuring costs, resulted in net cash used in financing activities of $29.2 million.
In December 2016, the Company entered into the Credit Facilities with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility. The Credit Facilities are in the form of senior secured first-lien term loan facilities in an aggregate principal amount of $112.0 million. The Credit Facilities consist of a $75.0 million initial term loan facility funded at closing and a $37.0 million Delayed Draw Facility. Under the Delayed Draw Facility, $24.5 million was drawn in December 2016 and $12.5 million was expected to be available in June 2017 or thereafter. On May 4, 2017, the Company entered into an amendment to the Credit Facilities Agreement, whereby the Financial Institutions agreed to accelerate the Company's access to the Delayed Draw Facility that was expected to be available in June 2017 or thereafter. The $12.5 million was drawn by the Company in May 2017 to finance additional investments in inventory and service customers' needs.
For additional information regarding the terms of the New Secured Notes, the New Convertible Notes and the Credit Facilities, refer to Note 8 - Debt to the Condensed Consolidated Financial Statements.
On June 18, 2017, pursuant to the terms of the RSA, the Debtors commenced voluntary chapter 11 proceedings under the Bankruptcy Code with the Bankruptcy Court. No trustee has been appointed in the chapter 11 cases, and the Debtors continue to operate their business as “debtors in possession” subject to the supervision and orders of the Bankruptcy Court in accordance with the Bankruptcy Code. It is expected that the Company will continue its operations without interruption during the pendency of the chapter 11 cases.

The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Credit Facilities Agreement, (ii) the Senior Notes Indenture and the New Secured Notes issued pursuant thereto, and (iii) the Convertible Notes Indenture and the New Convertible Notes issued pursuant thereto. The Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are subject to the applicable provisions of the RSA and the Bankruptcy Code.
For additional information regarding the chapter 11 proceedings, refer to Note 2 - Bankruptcy Related Disclosures in the Condensed Consolidated Financial Statements.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 18, 2017, A.M. Castle & Co. and four of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) pursuant to the terms of a Restructuring Support Agreement dated April 6, 2017, as amended, by and among the Debtors and certain of their creditors (the “RSA”). The Debtors’ chapter 11 cases are jointly administered under In re Keystone Tube Company, LLC., et al. (Case No. 17-11330). The four subsidiaries in the chapter 11 cases are Keystone Tube Company, LLC, HY-Alloy Steels Company, Keystone Services, Inc. and Total Plastics, Inc. The Debtors continue to operate as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the United States Bankruptcy Code.
The bankruptcy cases were commenced pursuant to the RSA to effect a restructuring of the debt and equity of the Company under a chapter 11 plan of reorganization. Accordingly, the Company filed the Debtors’ Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court on June 18, 2017 and the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court on July 25, 2017. On August 2, 2017, the Bankruptcy Court entered an order confirming the Plan. The Company expects that the effective date of the Plan will occur as soon as all conditions precedent to the Plan have been satisfied or waived in accordance with the terms of the Plan. The Company anticipates that all conditions precedent to the Plan will be satisfied on or about August 31, 2017 and that the Debtors will exit their bankruptcy cases at that time.
Item 1A. Risk Factors
The following information updates, and should be read in conjunction with, the information previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on April 7, 2017.
Trading in the Company's securities during the pendency of the chapter 11 cases is highly speculative and poses substantial risks.
If the restructuring contemplated by the Plan is consummated, all existing equity interests of the Company, including common stock and any outstanding preferred stock, warrants or options, will be extinguished. Holders of the Company’s common stock will be entitled to distributions under the Plan only if they are holders as of the Distribution Record Date established under the Plan. Each holder of the Company’s common stock entitled to any distribution under the Plan will receive only such holder’s share of 20% of the Company’s new common stock issued on the effective date of the Plan on a pro rata basis as determined by, and subject to dilution as contemplated under, the Plan. Trading prices for the Company’s securities may not bear any substantive relationship to the probable outcome for security holders in the chapter 11 cases.
Trading in the Company’s common stock after August 2, 2017, the Distribution Record Date established under the Plan, is expected to be subject to restrictions.
Pursuant to the Plan, the transfer ledgers for the Company’s common stock will be closed on the Distribution Record Date, and after such date there will no further changes in the holders of record of such shares. The Company and its transfer agents will not have any obligation to recognize the transfer of any shares of the Company’s outstanding common stock occurring after the Distribution Record Date, and will be entitled instead to recognize and deal for all purposes under the Plan with only those record holders stated on the transfer ledger as of the close of business on the Distribution Record Date.
The Company’s ability to exit from its chapter 11 cases on a timely basis in accordance with the Plan depends on completion of definitive documentation and other factors.
Consummation of the Plan is subject to a number of conditions precedent, including the execution and delivery by third parties, in final and definitive form, of material agreements and instruments required to effectuate the Plan. Such agreements include an exit facility credit agreement and related documents between the Company and the provider of its exit financing, an intercreditor agreement between the provider of the Company’s exit financing and the holders of the Company’s debt securities to be issued under the Plan, and an indenture agreement between the Company and an institutional indenture trustee under which such debt securities will be issued. Other factors that could impede or delay the Company’s exit from bankruptcy include appointment of a trustee to replace the Company as debtor-in-possession, conversion of the cases to chapter 7 cases, appeals of the Bankruptcy Court’s order approving confirmation of the Plan, or other legal challenges to the Plan. If the Company is unable to exit from its chapter 11 cases on a timely basis, the Company will be exposed to the continuing costs of chapter 11, and its planned restructuring will be subject to delays.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
Information required by this Item 3 has been previously disclosed in the Company's Current Report on Form 8-K filed on June 19, 2017.
Item 6.     Exhibits
Exhibits required to be filed as part of this Report on Form 10-Q are listed in the Exhibit Index, which is incorporated by reference herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	August 9, 2017	By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer & Principal Accounting Officer)
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description
2.1
Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization dated July 25, 2017. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2017. Commission File No. 1-05415

2.2
Debtors' Amended Prepackaged Joint Chapter 11 Plan or Reorganization, dated July 25, 2017. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2017. Commission File No. 1-05415

3.1
Amended and Restated Bylaws of A.M. Castle & Co., as adopted on November 3, 2016. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K/A filed with the SEC on February 3, 2017. Commission File No. 1-05415

3.2
Amended and Restated Bylaws of A.M. Castle & Co., as adopted on April 6, 2017. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2017. Commission File No. 1-05415

10.1*	Amended and Restated Employment Agreement dated May 15, 2017, between A.M. Castle & Co. and Steven W. Scheinkman
10.2*	Amended and Restated Employment Agreement dated May 15, 2017, between A.M. Castle & Co. and Marec E. Edgar
10.3*	Amended and Restated Employment Agreement dated May 15, 2017, between A.M. Castle & Co. and Patrick R. Anderson
10.4*	Amended and Restated Employment Agreement dated May 15, 2017, between A.M. Castle & Co. and Ronald E. Knopp
10.5
Restructuring Support Agreement, dated April 6, 2017, by and among the Company, certain of its subsidiaries, and certain beneficial holders or other parties signatory thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2017. Commission File No. 1-05415

10.6
Second Amendment to Credit and Guaranty Agreement, dated as of April 6, 2017, by and among the Company, certain of its subsidiaries, the Lenders party thereto, and Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 7, 2017. Commission File No. 1-05415

10.7
Third Amendment to Credit and Guaranty Agreement, dated as of May 4, 2017, by and among the Company, certain of its subsidiaries, the Lenders party thereto, and Cantor Fitzgerald Securities, as Administrative Agent and Collateral Agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2017. Commission File No. 1-05415

10.8
Second Amendment to the Restructuring Support Agreement, dated June 8, 2017, by and among the Company, certain of its subsidiaries, and certain beneficial holders or other parties signatory thereto. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2017. Commission File No. 1-05415

10.9
Commitment Agreement, dated as of June 16, 2017, by and among A.M. Castle & Co., Total Plastics, Inc., Hy-Alloy Steels Company, Keystone Tube Company, LLC, Keystone Service, Inc., and the Commitment Parties thereto. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2017. Commission File No. 1-05415

10.10
Debtor-in-Possession Revolving Credit and Security Agreement, dated as of July 10, 2017, by and among A.M. Castle & Co., Total Plastics, Inc., HY-Alloy Steels Company, Keystone Tube Company, LLC, and Keystone Service, Inc., as Borrowers, PNC Bank, National Association, as Lender and as Administrative and Collateral Agent, and such other Lenders which may be party thereto, and the Commitment Parties thereto. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on July 19, 2017. Commission File No. 1-05415

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