Form 10-Q
period 2017-09-30
CASTLE A M & CO
filed 2017-11-14
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2017
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of November 10, 2017 was 3,734,109 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	Successor		Predecessor
	September 30, 2017		December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,116		$35,624
Accounts receivable, less allowances of $422 and $1,945, respectively	76,802		64,385
Inventories	154,321		146,603
Prepaid expenses and other current assets	16,223		10,141
Income tax receivable	388		433
Total current assets	258,850		257,186
Goodwill and intangible assets, net	8,175		4,101
Prepaid pension cost	9,518		8,501
Deferred income taxes	—		381
Other noncurrent assets	823		9,449
Property, plant and equipment:
Land	5,940		2,070
Buildings	22,017		37,341
Machinery and equipment	29,693		125,836
Property, plant and equipment, at cost	57,650		165,247
Accumulated depreciation	(502)		(115,537)
Property, plant and equipment, net	57,148		49,710
Total assets	$334,514		$329,328
LIABILITIES AND STOCKHOLDERS’ (EQUITY) DEFICIT
Current liabilities:
Accounts payable	$47,170		$33,083
Accrued and other current liabilities	14,586		19,854
Income tax payable	—		209
Short-term borrowings	3,581		—
Current portion of long-term debt	118		137
Total current liabilities	65,455		53,283
Long-term debt, less current portion	244,347		286,459
Deferred income taxes	1,785		—
Build-to-suit liability	9,973		12,305
Other noncurrent liabilities	3,931		5,978
Pension and postretirement benefit obligations	6,395		6,430
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit):
Predecessor preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred, $0.00 par value); no shares issued and outstanding at December 31, 2016	—		—
Predecessor common stock, $0.01 par value—60,000 shares authorized; 32,768 shares issued and 32,566 outstanding at December 31, 2016	—		327
Successor common stock, $0.01 par value—200,000 Class A shares authorized with 3,734 shares issued and outstanding at September 30, 2017	20	—	—
Predecessor additional paid-in capital	—		244,825
Successor additional paid-in capital	5,791	—	—
Accumulated deficit	(821)		(253,291)
Accumulated other comprehensive loss	(2,362)		(25,939)
Treasury stock, at cost—no shares at September 30, 2017 and 202 shares at December 31, 2016	—		(1,049)
Total stockholders’ equity (deficit)	2,628		(35,127)
Total liabilities and stockholders’ equity (deficit)	$334,514		$329,328
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016

Net sales	$41,725	$81,518	$124,893
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	31,482	63,406	92,406
Warehouse, processing and delivery expense	5,972	12,277	19,561
Sales, general and administrative expense	4,846	10,048	16,820
Restructuring expense	—	398	912
Depreciation and amortization expense	502	2,391	3,845
Total costs and expenses	42,802	88,520	133,544
Operating loss	(1,077)	(7,002)	(8,651)
Interest expense, net	1,408	2,602	8,743
Financial restructuring expense	—	424	—
Unrealized gain on embedded debt conversion option	—	—	(6,285)
Other (income) expense, net	(2,078)	(823)	6,250
Reorganization items, net	128	(80,033)	—
(Loss) income from continuing operations before income taxes and equity in losses of joint venture	(535)	70,828	(17,359)
Income tax expense (benefit)	286	(1,395)	903
(Loss) income from continuing operations before equity in losses of joint venture	(821)	72,223	(18,262)
Equity in losses of joint venture	—	—	(36)
(Loss) income from continuing operations	(821)	72,223	(18,298)
Loss from discontinued operations, net of income taxes	—	—	(1,688)
Net (loss) income	$(821)	$72,223	$(19,986)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.41)	$2.27	$(0.57)
Discontinued operations	—	—	(0.05)
Net basic and diluted (loss) earnings per common share	$(0.41)	$2.27	$(0.62)

Comprehensive (loss) income:
Net (loss) income	$(821)	$72,223	$(19,986)
Change in unrecognized pension and postretirement benefit costs, net of tax	—	9,369	456
Foreign currency translation adjustments, net of tax	(2,362)	17,827	2,967
Comprehensive (loss) income	$(3,183)	$99,419	$(16,563)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income Continued
	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Net sales	$41,725	$353,926	$419,433
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	31,482	266,495	323,808
Warehouse, processing and delivery expense	5,972	50,314	63,772
Sales, general and administrative expense	4,846	39,139	51,486
Restructuring expense	—	566	14,674
Depreciation and amortization expense	502	10,150	12,498
Total costs and expenses	42,802	366,664	466,238
Operating loss	(1,077)	(12,738)	(46,805)
Interest expense, net	1,408	23,402	28,711
Financial restructuring expense	—	7,024	—
Unrealized loss (gain) on embedded debt conversion option	—	146	(7,569)
Debt restructuring loss, net	—	—	6,562
Other (income) expense, net	(2,078)	(3,582)	4,587
Reorganization items, net	128	(74,531)	—
(Loss) income from continuing operations before income taxes and equity in losses of joint venture	(535)	34,803	(79,096)
Income tax expense (benefit)	286	(1,387)	1,099
(Loss) income from continuing operations before equity in losses of joint venture	(821)	36,190	(80,195)
Equity in losses of joint venture	—	—	(4,177)
(Loss) income from continuing operations	(821)	36,190	(84,372)
Income from discontinued operations, net of income taxes	—	—	6,246
Net (loss) income	$(821)	$36,190	$(78,126)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.41)	$1.12	$(3.02)
Discontinued operations	—	—	0.22
Net basic and diluted (loss) income per common share	$(0.41)	$1.12	$(2.80)

Comprehensive (loss) income:
Net (loss) income	$(821)	$36,190	$(78,126)
Change in unrecognized pension and postretirement benefit costs, net of tax	—	9,797	1,368
Foreign currency translation adjustments, net of tax	(2,362)	16,142	(497)
Comprehensive (loss) income	$(3,183)	$62,129	$(77,255)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Operating activities:
Net (loss) income	$(821)	$36,190	$(78,126)
Less: Income from discontinued operations, net of income taxes	—	—	6,246
(Loss) income from continuing operations	(821)	36,190	(84,372)
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	502	10,150	12,498
Amortization of deferred gain	(9)	(56)	(92)
Amortization of deferred financing costs and debt discount	73	3,810	4,258
Debt restructuring loss, net	—	—	6,562
Loss from lease termination	—	—	4,452
Unrealized loss (gain) on embedded debt conversion option	—	146	(7,569)
Noncash reorganization items, net	—	(87,107)	—
Loss on sale of property, plant and equipment	—	7	1,720
Unrealized gain on commodity hedges	—	—	(813)
Unrealized foreign currency transaction (gain) loss	(1,292)	(4,439)	2,484
Equity in losses of joint venture	—	—	4,141
Noncash interest paid in kind	951	—	—
Share-based compensation expense	215	630	916
Deferred income taxes	—	(953)	113
Other, net	75	593	679
Changes in assets and liabilities:
Accounts receivable	(3,658)	(6,061)	(5,128)
Inventories	(784)	(2,703)	34,780
Prepaid expenses and other current assets	(3,050)	(3,100)	(301)
Other noncurrent assets	567	1,664	(302)
Prepaid pension costs	(168)	(849)	(406)
Accounts payable	235	8,602	6,026
Income tax payable and receivable	174	(340)	198
Accrued and other current liabilities	523	(6,002)	8,604
Pension and postretirement benefit obligations and other noncurrent liabilities	(93)	(471)	865
Net cash used in operating activities of continuing operations	(6,560)	(50,289)	(10,687)
Net cash used in operating activities of discontinued operations	—	—	(6,907)
Net cash used in operating activities	(6,560)	(50,289)	(17,594)
Investing activities:
Proceeds from sale of investment in joint venture	—	—	31,550
Capital expenditures	(924)	(2,850)	(2,431)
Proceeds from sale of property, plant and equipment	5	619	2,829
Proceeds from release of cash collateralization of letters of credit	—	7,492	—
Net cash (used in) from investing activities of continuing operations	(919)	5,261	31,948

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Net cash from investing activities of discontinued operations	—	—	53,570
Net cash (used in) from investing activities	(919)	5,261	85,518
Financing activities:
Proceeds from long-term debt including credit facilities	8,677	195,026	581,052
Repayments of long-term debt including credit facilities	(25)	(175,414)	(640,415)
Short-term borrowings (repayments), net	(216)	3,797	—
Payments of debt restructuring costs	—	—	(8,677)
Payments of debt issue costs	—	(1,831)	—
Payments of build-to-suit liability	—	(3,000)	(687)
Net cash from (used in) financing activities	8,436	18,578	(68,727)
Effect of exchange rate changes on cash and cash equivalents	95	890	(292)
Net change in cash and cash equivalents	1,052	(25,560)	(1,095)
Cash and cash equivalents - beginning of period	10,064	35,624	11,100
Cash and cash equivalents - end of period	$11,116	$10,064	$10,005
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
As previously disclosed, on June 18, 2017 (the "Petition Date"), A. M. Castle & Co. (the "Company") and four of its subsidiaries (together with the Company, the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). The four subsidiaries in the chapter 11 cases were Keystone Tube Company, LLC, HY-Alloy Steels Company, Keystone Service, Inc. and Total Plastics, Inc. Also on June 18, 2017, the Debtors filed the Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court. On August 2, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. On August 31, 2017 (the "Effective Date"), the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. Refer to Note 2 - Bankruptcy Related Disclosures.
The condensed consolidated financial statements included herein have been prepared to reflect the application of FASB Accounting Standards Codification ("ASC") No. 852, "Reorganizations" and ASC 805, "Business Combinations". Accordingly, the Company adopted fresh-start accounting upon emergence from their Chapter 11 Cases and became a new entity for financial reporting purposes as of September 1, 2017. For accounting purposes all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock, the entry into a new asset-based revolving credit facility and new senior secured convertible notes, and the accelerated debt obligations of the Company that were satisfied pursuant to the terms of the Plan, were recorded as of August 31, 2017. Accordingly, the Condensed Consolidated Financial Statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.
Also in connection with the adoption of fresh-start accounting, the Company elected to make an accounting policy change related to the accounting for stock-based compensation. The Predecessor estimated the level of forfeitures expected to occur at the time of each grant and recorded compensation expense only for those stock-based awards that it ultimately expected would vest. The estimate was based on the Company's historical rates of forfeitures and was updated periodically. The Successor has elected to no longer estimate the number of stock-based awards expected to vest but rather, will account for forfeitures as they occur.
The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). This report contains Condensed Consolidated Financial Statements of the Company as of September 30, 2017 (Successor), for the three-month and nine-month periods ended September 30, 2016 (Predecessor), for the period from July 1, 2017 to August 31, 2017 (Predecessor), for the period from January 1, 2017 to August 31, 2017 (Predecessor), and for the period from September 1, 2017 to September 30, 2017 (Successor). The Condensed Consolidated Balance Sheet at December 31, 2016 (Predecessor) is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The 2017 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
(2) Bankruptcy Related Disclosures
Chapter 11 Bankruptcy Filing
On the Petition Date, the Debtors filed voluntary chapter 11 petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court pursuant to the terms of a Restructuring Support Agreement (as defined below) that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization. The chapter 11 cases were consolidated for procedural purposes only and were administered jointly under the caption In re Keystone Tube Company, LLC., et al. (Case No. 17-11330). No trustee was appointed in the chapter 11 cases, and during the pendency of the chapter 11 cases, the Debtors continued to operate their business as “debtors-in-possession” subject to the supervision and orders of the Bankruptcy Court in accordance with the Bankruptcy Code.
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Credit Facilities Agreement (as defined below) and the 11.00% Senior Secured Term Loan Credit Facilities due 2018 issued pursuant thereto (the "Credit Facilities"), (ii) the Indenture dated February 8, 2016 (the "Senior Notes Indenture") and the 12.75% Senior Secured Notes due 2018 issued pursuant thereto (the "12.75% Secured Notes"), and (iii) the Indenture dated May 19, 2016 (the "Convertible Notes Indenture") and the 5.25% Convertible Senior Secured Notes due 2019 issued pursuant thereto (the "5.25% Convertible Notes"). The Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture were automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are subject to the applicable provisions of the Restructuring Support Agreement (as defined below) and the Bankruptcy Code.
Prior to the Petition Date, on June 16, 2017, the Debtors entered into a Commitment Agreement with certain of their creditors (the "Commitment Parties"). The Commitment Parties are the holders (or the investment advisors or managers for the holders) of the Credit Facility term loans made to the Company under a Credit and Guaranty Agreement, dated December 8, 2016, by and among the Company, Highbridge International Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P., WFF Cayman II Limited, and SGF, LLC and Cantor Fitzgerald Securities, among others (as amended, the “Credit Facilities Agreement").
The Commitment Agreement was entered into pursuant to a Restructuring Support Agreement dated April 6, 2017, as amended, by and among the Debtors and certain of their creditors, including the Commitment Parties (the "RSA"). The RSA provides for a consensual restructuring of the debt and equity of the Company, which the Company seeks to effect by means of the Plan.
The Company continued its operations without interruption during the pendency of the chapter 11 cases and reorganization process. To maintain and continue ordinary course operations without interruption, the Company received approval from the Bankruptcy Court of a variety of “first day” motions seeking certain relief and authorizing the Company to maintain its operations and pay trade claims in the ordinary course.
Plan of Reorganization and Emergence from Chapter 11
Pursuant to the terms of the RSA, on the Petition Date, the Debtors filed the Plan with the Bankruptcy Court.
The Plan allowed general unsecured claims and claims that are unimpaired under the Plan to be paid in full in cash.
On August 2, 2017, the Bankruptcy Court entered the Confirmation Order approving and confirming the Plan. On the Effective Date, the Plan became effective pursuant to the terms described above and the Debtors emerged from their Chapter 11 Cases.
Key components of the Plan, which became effective on August 31, 2017, include:

•
Entry into a new senior secured exit financing facility in the form of an asset-based revolving credit facility (the "New ABL Facility") with PNC Bank, National Association, as lender and as administrative and collateral agent (the “Agent”), and the other lenders party thereto. The New ABL Agreement provides for a $125,000 senior secured, revolving credit facility for the Company. The proceeds of the advances under the New ABL Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the New ABL Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017 ("DIP Facility"), by and among the Company, the lenders party thereto, and PNC Bank, National Association, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the New ABL Facility.

◦
On the Effective Date, in connection with its entering into the New ABL Agreement, the Company borrowed an aggregate amount equal to $78,797, proceeds from which, along with proceeds of the New Money Notes of $38,002, were used to pay down all outstanding indebtedness, accrued interest, and related fees of the Company under the Credit Facilities Agreement and the borrowings outstanding under the DIP Facility.

•
Entry into an Indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB (“WSFS, FSB”), as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately$162,502 in aggregate original principal amount of its 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “Second Lien Notes”), excluding restricted notes issued under the A.M. Castle & Co. 2017 Management Incentive Plan (See Note 11 - Share Based Compensation, for full description).

The Second Lien Notes were issued as follows:

◦	$111,875 in aggregate principal Second Lien Notes issued to holders of Prepetition Second Lien Secured Claims in partial satisfaction of their claims;

◦	$3,125 in aggregate principal Second Lien Notes issued to holders of Prepetition Third Lien Secured Claims in partial satisfaction of their claims; and

◦	$47,502 in aggregate principal Second Lien Notes issued to the Commitment Parties pursuant to the Commitment Agreement (the "New Money Notes").
As a result of these Plan actions, all of the outstanding indebtedness of the 12.75% Secured Notes and 5.25% Convertible Notes was discharged and canceled.

•	Issuance of an aggregate of 2,000 shares of new common stock, as follows:

◦	1,300 shares issued to holders of Prepetition Second Lien Secured Claims in partial satisfaction of their claims;

◦	300 shares issued to holders of Prepetition Third Lien Secured Claims in partial satisfaction of their claims; and

◦	400 shares issued to participating holders of the Company's outstanding common stock as of August 2, 2017.

•	Payment in full of all general unsecured claims and claims that were unimpaired under the Plan in cash in the ordinary course of business.

•	Cash payment of $6,646 to holders of Prepetition Second Lien Secured Claims.

•	Cash payment of a put option fee of $2,000 to the Commitment Parties pursuant to the Commitment Agreement.

•
All agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company (which include warrants to purchase the Company’s prior common stock and unvested/unexercised awards under any existing pre-Effective Date management incentive compensation plans) were canceled without recovery.

•
All prior director, officer and employee incentive plans, as well as the awards issued thereunder, were canceled. The new A.M. Castle & Co. 2017 Management Incentive Plan, under which persons eligible to receive awards include directors, officers and employees of the Company and its subsidiaries, became effective.

Reporting During Bankruptcy
During the pendency of the Company's Chapter 11 Cases, expenses and income directly associated with the chapter 11 proceedings were reported separately in reorganization items, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments were determined. In addition, effective as of the Petition Date and during the pendency of the Company's Chapter 11 Cases, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC. Upon the Company's emergence from its Chapter 11 Cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.
Fresh-Start Accounting
Under ASC No. 852, Reorganizations, fresh-start accounting is required upon emergence from Chapter 11 if (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company qualified for and adopted fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficits. The cancellation of all existing common shares outstanding on the Effective Date and issuance of new shares of the reorganized entity resulted in a change of control of the Company under ASC No. 852.
Adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes and the recording of the Company’s assets and liabilities at their fair value as of the Effective Date, with the excess of reorganization value over net asset values recorded as goodwill, in conformity with ASC No. 805, Business Combinations. The estimated fair values of the Company’s assets and liabilities as of that date differed from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting affected its results of operations following the fresh-start reporting date, as the Company had a new basis in its assets and liabilities. The Company also adopted one new accounting policy in connection with its adoption of fresh-start accounting (see Note 1 - Basis of Presentation). Consequently, the Company’s financial statements on or after the Effective Date are not comparable with the financial statements prior to that date and the historical financial statements before the Effective Date are not reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting.
Reorganization Value
Reorganization value is the value attributed to an entity emerging from bankruptcy, as well as the expected net realizable value of those assets that will be disposed before emergence occurs. This value is viewed as the value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after emergence. Fresh-start accounting requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11, with the excess of reorganization value over net asset values recorded as goodwill. The Company’s valuation of the reorganized Company, which was included in the Disclosure Statement related to the Plan, estimated the enterprise value of the Company to be in a range between $234 million and $264 million. The Company estimated the enterprise value of the Successor Company to be $244 million. The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding revenue growth, operating expenses, the amount and timing of capital expenditures and the discount rate utilized.
In order to determine the reorganization value, the Company estimated the enterprise value of the Successor utilizing the discounted cash flow analysis.
To estimate the fair value utilizing the discounted cash flow analysis, the Company established an estimate of future cash flows for the period from August 31, 2017 to December 31, 2021 and discounted the estimated future cash flows to the present value, adding the present value of the terminal value of cash flows beyond December 31, 2021. The expected cash flows for the period August 31, 2017 to December 31, 2021 were derived from earnings forecasts and assumptions regarding growth and margin projections and adjusted for other cash flows including capital expenditures and charges to working capital, as applicable, and expressed as a multiple of Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA"). The discount rate of 11.1% was estimated based on an after-tax weighted average cost of capital reflecting the rate of return that would be expected by a market participant.
The following table reconciles the Company's enterprise value to the estimated fair value of the Successor's equity as of the Effective Date:

Enterprise value	$244,000
Less: fair value of debt	(238,340)
Equity value	$5,660
The fair value of the convertible notes portion of the debt was determined based on market information and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the convertible notes. Given the nature and the variable interest rates, the fair value of borrowings under the asset-based lending facility approximated carrying value as of the Effective Date.

The following table reconciles the Company's enterprise value to the reorganization value of the Successor's assets:

Enterprise value	$244,000
Current liabilities	64,992
Noncurrent liabilities	23,479
Reorganization value of Successor assets	$328,648
The total of all postpetition liabilities and allowed claims immediately prior to confirmation of the Plan was approximately $404 million.
Fresh-Start Balance Sheet
The following fresh-start balance sheet as of the Effective Date, August 31, 2017, illustrates the financial effects on the Company of the implementation of the Plan and the adoption of fresh-start reporting. This fresh-start balance sheet reflects the effect of the completion of the transactions included in the Plan, including the issuance of successor equity and the settlement of prepetition indebtedness.
Reorganization adjustments, shown in column 2 of the following schedule, represent amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to comprise and related payments, the issuance of new debt and new shares of common stock, repayment of the debtor-in-possession revolving credit facility and cancellation of Predecessor common stock.
Fresh-start adjustments, as shown in column 3 of the following schedule, represent amounts recorded on the Effective Date as a result of the adoption of fresh-start accounting, which resulted in the Company becoming a new entity for financial reporting purposes. The Company’s assets and liabilities have been recorded at estimated fair value as of the fresh-start reporting date or Effective Date.

	As of August 31, 2017
	Predecessor	Reorganization Adjustments		Fresh-Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$20,443	$(10,379)	(a)	$—		$10,064
Accounts receivable, net	73,056	—		—		73,056
Inventories	153,785	—		—		153,785
Prepaid expenses and other current assets	14,217	—		—		14,217
Income tax receivable	588	—		—		588
Total current assets	262,089	(10,379)		—		251,710
Intangible assets, net	24	—		8,151	(j)	8,175
Prepaid pension cost	9,350	—		—		9,350
Deferred income taxes	1,381	—		—		1,381
Other noncurrent assets	1,364	—		—		1,364
Property, plant and equipment:						—
Land	2,073	—		3,867	(i)	5,940
Buildings	37,498	—		(15,518)	(i)	21,980
Machinery and equipment	129,324	—		(100,576)	(i)	28,748
Property, plant and equipment, at cost	168,895	—		(112,227)		56,668
Accumulated depreciation	(122,087)	—		122,087		—
Property, plant and equipment, net	46,808	—		9,860		56,668
Total assets	$321,016	$(10,379)		$18,011		$328,648
LIABILITIES AND STOCKHOLDERS’ EARNINGS (DEFICIT)
Current liabilities:
Accounts payable	$47,063	$—		$—		$47,063
Accrued and other current liabilities	12,145	1,961	(b)	—		14,106
Short-term borrowings	3,797	—		—		3,797
Current portion of long-term debt	109,213	(109,187)	(c)	—		26
Total current liabilities	172,218	(107,226)		—		64,992
Long-term debt, less current portion	—	234,517	(d)	—		234,517
Deferred income taxes	—	—		3,159	(m)	3,159
Build-to-suit liability	9,898	—		—		9,898
Other noncurrent liabilities	5,711	—		(1,715)	(k)	3,996
Pension and postretirement benefit obligations	6,426	—		—		6,426
Liabilities subject to compromise	211,363	(211,363)	(e)	—		—
Commitments and contingencies
Stockholders’ earnings (deficit):
Predecessor common stock	327	(327)	(f)	—		—
Successor common stock	—	20	(g)	—		20
Predecessor additional paid-in capital	245,546	(1,883)	(f)	(243,663)	(l)	—
Successor additional paid-in capital	—	5,640	(g)	—		5,640
Retained (deficit) earnings	(302,833)	69,165	(h)	233,668	(l)	—
Accumulated other comprehensive loss	(26,562)	—		26,562	(l)	—
Treasury stock, at cost	(1,078)	1,078	(f)	—		—
Total stockholders’ earnings (deficit)	(84,600)	73,693		16,567		5,660
Total liabilities and stockholders’ earnings (deficit)	$321,016	$(10,379)		$18,011		$328,648

Reorganization Adjustments
The unaudited consolidated financial information gives effect to the following Reorganization Adjustments, the Plan and the implementation of the transactions contemplated by the Plan. These adjustments give effect to the terms of the Plan and certain underlying assumptions, which include, but are not limited to, the following:

a.	Represents net cash outflows occurring upon the Plan becoming effective on August 31, 2017 as follows:

Cash received from initial draw on New ABL Facility	$78,797
Repayment of Debtor-In-Possession financing borrowings, including interest and fees	(66,932)
Cash received from issuance of New Money Notes	38,002
Payment of put option fee	(2,000)
Repayment of prepetition First Lien Notes, including interest and fees	(49,415)
Payment of cash recovery to prepetition Second Lien Noteholders	(6,646)
Payment related to key employee incentive plan	(1,229)
Professional fees paid upon emergence	(956)
Net cash paid upon emergence	$(10,379)

b.	Represents the accrual of success fees earned upon emergence of $2,416 net of payment of accrued interest on the prepetition First Lien Notes of $455.

c.
Represents repayment of the Debtor-In-Possession financing balance of $66,599 and the repayment of the prepetition First Lien Notes principal balance of $48,000, net of the write-off of unamortized original issue discount and deferred issuance costs related to the prepetition First Lien Notes of $5,412.

d.	Represents the fair value of the Second Lien Notes Indenture issued upon emergence of $155,720 and the initial draw on New ABL Facility of $78,797.

e.	Liabilities subject to compromise were satisfied as follows:

12.75% Senior Secured Notes due December 15, 2018	$177,019
5.25% Convertible Notes due December 30, 2019	22,323
Accrued interest payable	12,021
Liabilities subject to compromise	211,363
Cash payment to prepetition Second Lien Noteholders	(6,646)
Fair value of Second Lien Notes (including conversion option) issued to prepetition Second and Third Lien Noteholders	(110,200)
New equity issued to prepetition Second and Third Lien Noteholders	(4,528)
Gain on settlement of liabilities subject to compromise	$89,989

f.	Represents the cancellation of the Predecessor common stock, warrants and treasury stock.

g.	Represents the issuance of 2,000 common shares of the Successor company in accordance with the Plan.

h.	The cumulative effect on retained earnings of the reorganization adjustments discussed above is as follows:

Gain on settlement of liabilities subject to compromise	$89,989
Write off of original issue discount and deferred financing costs	(5,412)
Backstop and other fees related to the repayment of old debt and issuance of new debt	(10,811)
Success fees and key employee incentive plan payments	(4,601)
Net impact to retained earnings (accumulated deficit)	$69,165

Fresh-Start Adjustments

i.
Represents the adjustments made to increase the carrying value of property, plant and equipment to their estimated fair value. The Company’s overall range of useful lives from an accounting policy perspective did not change. However, when the fair value of each asset was adjusted, a new remaining useful life was assigned to each asset, and the new value will be depreciated over that time period, which may be different from the remaining depreciable life of that asset at the end of the Predecessor period. Estimated fair value was determined as follows:

•
The cost approach was utilized to estimate the fair value of personal property as well as buildings and land improvements. This approach considers the amount required to construct or purchase a new asset of equal utility at current market prices, with adjustments in value for physical deterioration.

•
The sales comparison approach was utilized to estimate fair value of owned real property. The sales comparison approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price.

j.
An adjustment of $8,151 was made to record the estimated fair value of the Successor trade name of $5,500 and write off $24 of Predecessor intangible assets, and to record goodwill of $2,675, representing the excess of the reorganization value of the assets over the fair value of identifiable assets, as follows:

Reorganization value of assets	$328,648
Less: fair value of:
Total current assets	(251,710)
Property, plant and equipment	(56,668)
Successor trade name	(5,500)
Other noncurrent assets	(12,095)
Goodwill	$2,675
The fair value of the Successor's customer relationships was determined to be nil.

k.	Represents the elimination of deferred rent and deferred gains of $2,105, adjusting these balances to zero fair value, net of a liability for unfavorable contracts of $390.

l.	Represents the cumulative impact of fresh-start adjustments as discussed above and the elimination of Predecessor retained deficit and other comprehensive loss.

m.	Represents the recording of a tax liability related to indefinite lived trade names and land.
Contractual Interest
Effective June 18, 2017, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Condensed Consolidated Statement of Operations for the periods after the Effective Date does not include $4,089 and $4,880, per the table below, in contractual interest on prepetition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

	Predecessor
	July 1, 2017 Through August 31, 2017	June 18, 2017 Through August 31, 2017
12.75% Senior Secured Notes due December 15, 2018	$3,887	$4,639
5.25% Convertible Notes due December 30, 2019	202	241
Total Contractual Interest	$4,089	$4,880

Reorganization Items, Net
During the pendency of the Company's Chapter 11 Cases, expenses and income directly associated with the chapter 11 proceedings were reported separately in reorganization items, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Reorganization items, net also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments were determined. The following table presents reorganization items incurred in the the periods after the Effective Date, as reported in the accompanying Condensed Consolidated Statement of Operations:

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	June 18, 2017 Through August 31, 2017
Gain on extinguishment of debt	—	(89,989)	(89,989)
Gain on fresh-start revaluation	—	(16,566)	(16,566)
Write-off of unamortized debt issuance costs and discounts	—	5,412	10,262
Prepayment penalties and debt-related fees	—	13,191	13,191
Professional fees	128	6,690	7,342
Key employee incentive plan	—	1,229	1,229
Reorganization items, net	$128	$(80,033)	$(74,531)
For the period from June 18, 2017 through August 31, 2017, the cash reorganization items included approximately $8,571 of professional fees and employee incentives and $3,673 of debt issuance and repayment costs. Cash reorganization items included approximately $128 for professional fees for the period from September 1, 2017 through September 30, 2017 (Successor). The cash outflow is included in net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows for the periods presented.
(3) New Accounting Standards
Standards Updates Adopted
Effective January 1, 2017, the Company adopted FASB ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. Under ASU No. 2016-09, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital pool and significantly reducing the complexity and cost of accounting for excess tax benefits and tax deficiencies. This aspect of the guidance is required to be applied prospectively. For interim reporting purposes, excess tax benefits and tax deficiencies are considered discrete items in the reporting period in which they occur and are not included in the estimate of an entity’s annual effective tax rate. ASU No. 2016-09 further eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. Upon adoption, the Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU No. 2016-09 did not have a material impact on the Company's consolidated financial statements. As described in Note 1 - Basis of Presentation, upon emergence from bankruptcy, the Company elected to account for forfeitures as they occur, which did not have a material impact on the condensed consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other (Topic 350)", which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for annual and interim impairment tests beginning January 1, 2020 for the Company and is required to be adopted using a prospective approach. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"). The underlying principle of ASC 606 is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. Adoption of ASC 606 is required for annual and interim periods beginning after December 15, 2017. The Company plans to adopt ASC 606 on January 1, 2018 using the modified retrospective transition method with the cumulative effect of initial adoption, if any, recognized in opening retained earnings or accumulated deficit on the adoption date. Almost all of the Company’s purchase orders, contracts or purchase agreements do not contain performance obligations other than delivery of the agreed upon product, with title transfer generally occurring at the time of shipment. Thus, the Company generally recognizes revenue upon shipment of the product. While the Company is still in the process of completing an analysis of all of its revenue generating activities and the contracts which might impact its revenue generating activities in light of the new standard, the Company does not believe that any of its revenue streams will be materially affected by the adoption of ASC 606, and therefore it does not expect its Consolidated Statements of Operations will be materially affected. The Company is currently in the process of evaluating additional disclosures which may be required upon the adoption of ASC 606.
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

Summarized results of the discontinued operation for the nine months ended September 30, 2016 were as follows:

	Predecessor
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$—	$29,680
Cost of materials	—	21,027
Operating costs and expenses	—	7,288
Interest expense(a)	—	333
Income from discontinued operations before income taxes	—	1,032
Income tax expense benefit (b)	—	(3,908)
(Loss) gain on sale of discontinued operations, net of income taxes	(1,688)	1,306
Income from discontinued operations, net of income taxes	$(1,688)	$6,246
(a) Interest expense was allocated to the discontinued operation based on the debt that was required to be paid as a result of the sale of TPI.
(b) Income tax benefit for the nine months ended September 30, 2016 includes $4,207 reversal of valuation allowance resulting from the sale of TPI.

(5) Earnings (Loss) Per Share
Diluted earnings (loss) per common share is computed by dividing income (loss) by the weighted average number of shares of common stock outstanding plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options (Predecessor), restricted stock awards (Predecessor and Successor), other share-based payment awards (Predecessor), and contingently issuable shares related to the Company’s 5.25% Convertible Notes (Predecessor), and the Company's Second Lien Notes (Successor), which are included in the calculation of weighted average shares outstanding using the treasury stock method, if dilutive. Refer to Note 8 - Debt for further description of the New Convertible Notes and Second Lien Notes.
The following tables are reconciliations of the basic and diluted earnings (loss) per common share calculations:

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016

Numerator:
(Loss) income from continuing operations	$(821)	$72,223	$(18,298)
Income from discontinued operations, net of income taxes	—	—	(1,688)
Net (loss) income	$(821)	$72,223	$(19,986)
Denominator:
Weighted average common shares outstanding	2,000	31,790	32,260
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted earnings (loss) per common share	2,000	31,790	32,260

Basic earnings (loss) per common share:
Continuing operations	$(0.41)	$2.27	$(0.57)
Discontinued operations	—	—	(0.05)
Net basic (loss) earnings per common share	$(0.41)	$2.27	$(0.62)

Diluted earnings (loss) per common share:
Continuing operations	$(0.41)	$2.27	$(0.57)
Discontinued operations	—	—	(0.05)
Net diluted (loss) earnings per common share	$(0.41)	$2.27	$(0.62)
Excluded outstanding share-based awards having an anti-dilutive effect	1,734	—	2,326
Excluded "in the money" portion of 5.25% Convertible Notes (Predecessor) having an anti-dilutive effect	—	—	—
Excluded "in the money" portion of Second Lien Notes (Successor) having an anti-dilutive effect	—	—	—

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Numerator:
Loss from continuing operations	$(821)	$36,190	$(84,372)
Income from discontinued operations, net of income taxes	—	—	6,246
Net loss	$(821)	$36,190	$(78,126)
Denominator:
Weighted average common shares outstanding	2,000	32,174	27,909
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted earnings (loss) per common share	2,000	32,174	27,909

Basic earnings (loss) per common share:
Continuing operations	$(0.41)	$1.12	$(3.02)
Discontinued operations	—	—	0.22
Net basic (loss) earnings per common share	$(0.41)	$1.12	$(2.80)

Diluted earnings (loss) per common share:
Continuing operations	$(0.41)	$1.12	$(3.02)
Discontinued operations	—	—	0.22
Net diluted (loss) earnings per common share	$(0.41)	$1.12	$(2.80)
Excluded outstanding share-based awards having an anti-dilutive effect	1,734	—	2,326
Excluded "in the money" portion of 5.25% Convertible Notes (Predecessor) having an anti-dilutive effect	—	—	—
Excluded "in the money" portion of Second Lien Notes (Successor) having an anti-dilutive effect	—	—	—
The Second Lien Notes (Successor) are dilutive to the extent the Company generates net income and the average stock price during the period is greater than $3.77 per share, which is the conversion price of the Second Lien Notes. The Second Lien Notes are only dilutive for the “in the money” portion of the Second Lien Notes that could be settled with the Company’s common stock. In future periods, absent a fundamental change (as defined in the Second Lien Convertible Notes indenture), the outstanding Second Lien Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 43,700 shares.
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

The following information summarizes financial data for Kreher for the three months and nine months ended September 30, 2016:

	Predecessor
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$17,737	$79,007
Cost of materials	15,359	67,115
(Loss) income before taxes	(234)	267
Net income	(62)	928
(7) Goodwill and Intangible Assets
Goodwill
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The goodwill will not be tax deductible. The Company will test goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Intangible assets, net
Intangible assets, net consisted of the following:

	Successor		Predecessor
	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$—	$—	$67,317	$63,216
Intangible assets not subject to amortization:
Trade name	5,500	—	—	—
Total intangible assets	$5,500	$—	$67,317	$63,216
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, an insignificant amount of intangible assets and related accumulated amortization of the Predecessor were eliminated. Also as part of fresh-start accounting, the Company recorded an adjustment of $5,500 representing the fair value of the intangible assets of the Successor (refer to Refer to Note 2 - Bankruptcy Related Disclosures). The intangible assets of the Successor are comprised of infinite-lived trade name, which is not subject to amortization. The fair value of the Successor trade name intangible asset was determined based on the relief from royalty method, which estimates the savings that the owner of the asset would realize rather than paying a royalty to use the asset, using forecasted net sales attributable to the trade name and applying a royalty rate, assumed to be 0.1% to those net sales.
The Company recorded amortization expense $1,022 and $1,533 for the period July 1, 2017 through August 31, 2017 and the three months ended September 30, 2016, respectively. Amortization expense was $4,088 and $4,593 for the period January 1, 2017 through August 31, 2017 and the nine months ended September 30, 2016, respectively. The was no amortization expense recorded in the period September 1, 2017 through September 30, 2017.

(8) Debt
Long-term debt consisted of the following:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
LONG-TERM DEBT
7.0% Convertible Notes due December 15, 2017	$—	$41
11.0% Senior Secured Term Loan Credit Facilities due September 14, 2018	—	99,500
12.75% Senior Secured Notes due December 15, 2018	—	177,019
5.25% Convertible Notes due December 30, 2019	—	22,323
5.00% / 7.00% Convertible Notes due August 31, 2022	165,896	—
Floating rate ABL Credit Facility due February 28, 2022	87,297	—
Other, primarily capital leases	316	96
Plus: derivative liability for embedded conversion feature	61,608	403
Less: unvested restricted Second Lien Notes(a)	(2,334)	—
Less: unamortized discount	(68,318)	(7,587)
Less: unamortized debt issuance costs	—	(5,199)
Total long-term debt	244,465	286,596
Less: current portion	118	137
Total long-term portion	$244,347	$286,459
(a) Represents unvested portion of $2,400 of restricted Second Lien Notes issued to certain members of management (see Note 11 - Share-based compensation).
Credit Facilities Agreement
On the Effective Date, by operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Credit Facilities Agreement, amounting to $49,400, was paid in full with the proceeds of borrowings under the New ABL Facility and the issuance of Second Lien Notes under the Second Lien Notes Indenture.
12.75% Senior Secured Notes
On the Effective Date, by operation of the Plan, all outstanding indebtedness of the Debtors under the Company's 12.75% Secured Notes and the Senior Notes Indenture, was discharged and canceled.
5.25% Convertible Senior Secured Notes
On the Effective Date, by operation of the Plan, all outstanding indebtedness of the Debtors under the Company's 5.25% Convertible Notes and the Convertible Notes Indenture, was discharged and canceled.
New ABL Credit Facility
Pursuant to the Plan, on the Effective Date, the Successor entered into the New ABL Facility under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors. The New ABL Facility provides for a $125,000 senior secured, revolving credit facility for the Company. Subject to certain exceptions and permitted encumbrances, the obligations under the New ABL Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain of their foreign subsidiaries. The proceeds of the advances under the New ABL Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the New ABL Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of July 10, 2017, by and among the Company, the lenders party thereto, and PNC Bank, National Association, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the New ABL Facility.

The Company may prepay its obligations under the New ABL Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Indebtedness for borrowings under the New ABL Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of a loan party, failure by a loan party to perform certain covenants, defaults under indebtedness owed to third parties, certain liability producing events relating to ERISA, the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Interest on indebtedness accrues based on the applicable Prime or LIBOR-based rate plus a margin, as set forth in the New ABL Facility. Additionally, the Company must pay a monthly Facility Fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount, 0.375% per annum) multiplied by (ii) the amount by which the maximum revolving advance amount exceeds such average daily revolving facility usage for such month. The weighted average interest rate on outstanding borrowings under the Revolving Credit Facility for the period September 1, 2017 through September 30, 2017 was 3.85% and the weighted average Facility Fee for the period was 0.25%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
The New ABL Facility includes negative covenants customary for an asset-based revolving loan. Such covenants include limitations on the ability of the Borrowers to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the New ABL Facility includes customary affirmative covenants for an asset-based revolving loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The New ABL Facility also contains customary representations and warranties and event of default provisions for a secured term loan.
The Company's New ABL Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the New ABL Facility Agreement) is less than the greater of i) 10% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Agreement) and ii) $9.0 million. The Company is not in a covenant testing period as of September 30, 2017.
Second Lien Notes
Pursuant to the Plan, on the Effective Date, the Company entered into a Second Lien Notes Indenture with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately $164,902 in aggregate original principal amount of its Second Lien Notes, including $2,400 of restricted Second Lien Notes issued to certain members of management (see Note 11 - Share-based compensation). The fair value of the Second Lien Notes as of the Effective Date was estimated to be $158,026, resulting in an implied discount upon issuance of $6,876.
The Second Lien Notes are five year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the New ABL Facility.
As further described below, the Second Lien Notes are convertible into common stock at the option of the holder. The Company determined that upon issuance and as of September 30, 2017, the conversion option is not clearly and closely related to the economic characteristics of the Second Lien Notes, nor does it meet the criteria to be considered indexed to the Company’s common stock. As a result, the Company concluded that the embedded conversion option must be bifurcated from the Second Lien Notes, separately valued, and accounted for as a derivative liability that partially settled the Second Lien Notes. The initial value allocated to the derivative liability at the Effective Date was $61,608, with a corresponding discount recorded to the Second Lien Notes. During each reporting period, the derivative liability, which is classified in long-term debt, will be marked to fair value through earnings. The change in the fair value of the derivative liability was not significant between the Effective Date and September 30, 2017.
The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Second Lien Notes Indenture. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right will be calculated as provided in the Second Lien Notes Indenture, using a 20 trading day observation period. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares.
Under the Second Lien Notes Indenture, in a conversion of the Second Lien Notes in connection with a “Fundamental Change” (as defined in the Second Lien Notes Indenture), for each $1.00 principal amount of the Second Lien Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price and (b) $1.00 divided by the stock price with respect to such Fundamental Change, subject to other provisions of the Second Lien Notes Indenture. Subject to certain exceptions, under the Second Lien Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property, the “Continuing Directors” (as defined in the Second Lien Notes Indenture) cease to constitute at least a majority of the board of directors, and the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.
The Second Lien Notes are guaranteed, jointly and severally, by certain subsidiaries of the Company. The Second Lien Notes and the related guarantees are secured by a lien on substantially all of the Company’s and the guarantors’ assets, subject to certain exceptions pursuant to certain collateral documents pursuant to the Second Lien Notes Indenture. The terms of the Second Lien Notes contain numerous covenants imposing financial and operating restrictions on the Company’s business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue certain stock; make certain investments; create liens; agree to certain payment restrictions affecting certain subsidiaries; sell or otherwise transfer or dispose assets; enter into transactions with affiliates; and enter into sale and leaseback transactions.
The Second Lien Notes may not be redeemed by the Company in whole or in part at any time, subject to certain exceptions provided under the Second Lien Notes Indenture. In addition, if a Fundamental Change occurs at any time, each holder of any Second Lien Notes has the right to require the Company to repurchase such holder’s Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
The Company must use the excess proceeds of material sales of collateral to make an offer of repurchase to holders of the Second Lien Notes. Indebtedness for borrowings under the New Credit Agreement is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor under the Second Lien Notes, failure by an obligor under the Second Lien Notes to perform certain covenants, the invalidity or impairment of the Indenture Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Interest on the Second Lien Notes accrues at the rate of 5.00%, except that the Company may, in circumstances where the payment on interest in cash would cause a condition of default under the New ABL Facility, pay at the rate of 7.00% in kind. Currently, the Company is paying interest on the Second Lien Notes in kind as per the Second Lien Notes Indenture, interest on the Second Lien Notes in the first 12 months is required to be paid in kind at a rate of 7.00%.
Short-term borrowings
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of September 30, 2017, the French subsidiary has borrowings of $3,581 under the credit facility.

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
The Company’s pension plan asset portfolio as of September 30, 2017 and December 31, 2016 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
As of September 30, 2017, the fair value of the Company's Second Lien Notes (including the bifurcated embedded conversion option) approximates its carrying value of $156,852. The fair value of the Second Lien Notes, which falls within Level 3 of the fair value hierarchy, was determined based on market information and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes. Given the nature and the variable interest rates, the fair value of borrowings under the New ABL Facility and the French subsidiary's foreign line of credit approximated their carrying value as of September 30, 2017.
The following valuation assumptions were used in determining the fair value of the Second Lien Notes as of September 30, 2017:

Risk-free interest rate	1.70%
Credit spreads	13.96%
PIK premium spread	2.00%
Volatility	50.00%
Fair Value Measurements of Embedded Conversion Option
The fair value of the derivative liability for the embedded conversion option of the Second Lien Notes was estimated to be $61,608 as of September 30, 2017. The estimated fair value of the derivative liability for the embedded conversion option of the Second Lien Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the Second Lien Notes and observed spreads of similar debt instruments that do not include a conversion feature. The change in the fair value of the Level 3 derivative liability between the Effective Date and September 30, 2017 was not significant.

(10) Stockholders’ Equity (Deficit)
Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
Unrecognized pension and postretirement benefit costs, net of tax	$—	$(9,797)
Foreign currency translation losses, net of tax	(2,362)	(16,142)
Total accumulated other comprehensive loss	$(2,362)	$(25,939)
Changes in accumulated other comprehensive loss by component for periods September 1, 2017 through September 30, 2017 and July 1, 2017 through August 31, 2017 and the three months ended September 30, 2016 are as follows:

	Defined Benefit Pension and Postretirement Items			Foreign Currency Items			Total

	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016

Beginning Balance	$—	$(9,369)	$(16,273)	$—	$(17,827)	$(20,100)	$—	$(27,196)	$(36,373)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(2,362)	2,070	2,967	(2,362)	2,070	2,967
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	(1,436)	456	—	—	—	—	(1,436)	456
Net current period other comprehensive income (loss)	—	(1,436)	456	(2,362)	2,070	2,967	(2,362)	634	3,423
Adjustment for fresh-start accounting(b)	—	10,805	—	—	15,757	—	—	26,562	—
Ending Balance	$—	$—	$(15,817)	$(2,362)	$—	$(17,133)	$(2,362)	$—	$(32,950)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the periods September 1, 2017 through September 30, 2017, July 1, 2017 through August 31, 2017 and the three month period ended September 30, 2016.
(b) In connection with the application of fresh-start accounting, Predecessor accumulated comprehensive loss was eliminated (Refer to Note 2 - Bankruptcy Related Disclosures).

Changes in accumulated other comprehensive loss by component for the periods September 1, 2017 through September 30, 2017 and January 1, 2017 through August 31, 2017 and for the nine months ended September 30, 2016 are as follows:

	Defined Benefit Pension and Postretirement Items			Foreign Currency Items			Total

	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Beginning Balance	$—	$(9,797)	$(17,185)	$—	$(16,142)	$(16,636)	$—	$(25,939)	$(33,821)
Other comprehensive income (loss) before reclassifications, net of tax	—	—	—	(2,362)	385	(497)	(2,362)	385	(497)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	(1,008)	1,368	—	—	—	—	(1,008)	1,368
Net current period other comprehensive income (loss)	—	(1,008)	1,368	(2,362)	385	(497)	(2,362)	(623)	871
Adjustment for fresh-start accounting(b)	—	10,805	—	—	15,757	—	—	26,562	—
Ending Balance	$—	$—	$(15,817)	$(2,362)	$—	$(17,133)	$(2,362)	$—	$(32,950)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the periods September 1, 2017 through September 30, 2017, January 1, 2017 through August 31, 2017 and the nine month period ended September 30, 2016.
(b) In connection with the application of fresh-start accounting, Predecessor accumulated comprehensive loss was eliminated (Refer to Note 2 - Bankruptcy Related Disclosures).
Reclassifications from accumulated other comprehensive loss are as follows:

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016

Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$—	$(33)	$(50)
Actuarial gain (loss) (b)	—	1,326	(406)
Total before tax	—	1,293	(456)
Tax effect	—	143	—
Total reclassifications for the period, net of tax	$—	$1,436	$(456)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense.

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Unrecognized pension and postretirement benefit items:
Prior service cost (b)	$—	$(133)	$(150)
Actuarial gain (loss) (b)	—	998	(1,218)
Total before tax	—	865	(1,368)
Tax effect	—	143	—
Total reclassifications for the period, net of tax	$—	$1,008	$(1,368)
(b) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense.
(11) Share-based Compensation
On the Effective Date, pursuant to the operation of the Plan, the A.M. Castle & Co. 2017 Management Incentive Plan (the “MIP”) became effective.
The board of directors of the Company (the “Board”) or a committee thereof (either, in such capacity, the “Administrator”) will administer the MIP. The Administrator has broad authority under the MIP, among other things, to: (i) select participants; (ii) determine the terms and conditions, not inconsistent with the MIP, of any award granted under the MIP; (iii) determine the number of shares of the Company’s common stock to be covered by each award granted under the MIP; and (iv) determine the fair market value of awards granted under the MIP.
Persons eligible to receive awards under the MIP include officers, directors and employees of the Company and its subsidiaries. The types of awards that may be granted under the MIP include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of cash or stock based awards.
The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the MIP (including shares initially convertible as a result of conversion of Second Lien Notes issued pursuant to the MIP) is 3,952, which number may be increased with the approval of the Company’s shareholders. If any outstanding award granted under the MIP expires or is terminated or canceled without having been exercised or settled in full, or if shares of the Company’s common stock acquired pursuant to an award subject to forfeiture are forfeited, the shares of the Company’s common stock allocable to the terminated portion of such award or such forfeited shares will revert to the MIP and will be available for grant under the MIP as determined by the Administrator, subject to certain restrictions.
As is customary in management incentive plans of this nature, in the event of any change in the outstanding shares of the Company’s common stock by reason of a stock split, stock dividend or other non-recurring dividends or distributions, recapitalization, merger, consolidation, spin-off, combination, repurchase or exchange of stock, reorganization, liquidation, dissolution or other similar corporate transaction, an equitable adjustment will be made in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the MIP. Such adjustment may include an adjustment to the maximum number and kind of shares of stock or other securities or other equity interests as to which awards may be granted under the MIP, the number and kind of shares of stock or other securities or other equity interests subject to outstanding awards and the exercise price thereof, if applicable.
On the Effective Date, all unvested and/or unexercised equity awards under any existing pre-Effective Date management incentive compensation plans were extinguished without recovery.
2017 Management Incentive Plan Award
Pursuant to the Plan, on September 1, 2017, 1,734 shares, together with an aggregate original principal amount of $2,400 of Second Lien Notes (the "Restricted Notes") convertible into an additional 638 shares of new common stock as of the Effective Date, were issued as awards of restricted shares of the Company's common stock (the "Restricted Shares") under the MIP to certain officers of the Company.

The Restricted Shares and Restricted Notes cliff vest on August 31, 2020, subject to the conditions set forth in the MIP. The Restricted Shares grant date fair value of $3.14 per share was based on the value of the common stock of the Successor company as calculated on the Effective date pursuant to the Plan.
The following table summarizes the activity relating to the Company's Restricted Shares for the period September 1, 2017 through September 30, 2017 (Successor):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at September 1, 2017 (Successor)	$—	$—
Granted	1,734	3.14
Forfeited	—	—
Vested	—	—
Unvested at September 30, 2017 (Successor)	$1,734	3.14
Expected to vest after September 30, 2017 (Successor)	$1,734	3.14
As of September 30, 2017, the unrecognized share-based compensation expense related to unvested Restricted Shares was $5,294 and the remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.9 years. As discussed in Note 1 - Basis of Presentation, the Successor has elected to account for forfeitures as they occur.
As of September 30, 2017, the unrecognized share-based compensation expense related to the aggregate original principal amount of $2,400 of Second Lien Notes issued to certain officers of the Company was $2,236 and is expected to be recognized over a weighted-average period of approximately 2.9 years. The Company will recognize this expense on a straight-line basis over the three-year vesting period using the fair value at the issue date, $2,300.
(12) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016

Service cost	$38	$71	$112
Interest cost	397	806	1,312
Expected return on assets	(692)	(1,356)	(2,035)
Amortization of prior service cost	—	33	50
Amortization of actuarial loss	—	110	406
Net periodic pension and postretirement benefit (credit) cost	$(257)	$(336)	$(155)
Contributions paid	$213	$—	$—

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Service cost	$38	$282	$336
Interest cost	397	3,227	3,936
Expected return on assets	(692)	(5,425)	(6,105)
Amortization of prior service cost	—	133	150
Amortization of actuarial loss	—	438	1,218
Net periodic pension and postretirement benefit (credit) cost	$(257)	$(1,345)	$(465)
Contributions paid	$213	$356	$—
The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2017.
Employee retirement contracts and collective bargaining agreements were honored by the Company after emergence from the Chapter 11 cases on the Effective Date.
Upon the adoption of fresh-start accounting, the Company remeasured its obligations under its defined benefit pension and other postretirement plans. The re-measurement increased the Company's defined benefit pension and other postretirement benefit obligations by approximately $4,274 and was driven primarily by a change in the discount rate.
(13) Restructuring Activity
In April 2015, the Company announced a restructuring plan consisting of workforce reductions and the consolidation of facilities in locations deemed to have redundant operations. In the three months and nine months ended September 30, 2016, the Company incurred costs associated with the April 2015 restructuring plan which consisted of employee termination and related benefits, moving costs, professional fees and losses on the disposal of fixed assets. In addition, the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2016.
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
As a result of its restructuring activities, the Company incurred the following restructuring expenses:

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016

Employee termination and related benefits	$—	$140	$267
Moving costs associated with plant consolidations	—	212	52
Professional fees	—	46	593
Total	$—	$398	$912

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016

Employee termination and related benefits	$—	$185	$945
Lease termination costs	—	—	6,706
Moving costs associated with plant consolidations	—	305	4,447
Professional fees	—	76	1,323
Loss on disposal of fixed assets	—	—	1,253
Total	$—	$566	$14,674
Restructuring reserve activity for the periods January 1, 2017 through August 31, 2017 and September 1, 2017 through September 30, 2017 is summarized below:

	Predecessor
		Period Activity
	Balance January 1, 2017	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balance August 31, 2017
Employee termination and related benefits	$3,627	$185	$(261)	$—	$3,551
Lease termination costs	823	—	(496)	374	701
Moving costs associated with plant consolidations	—	305	(305)	—	—
Professional fees	—	76	(76)	—	—
Total	$4,450	$566	$(1,138)	$374	$4,252

	Successor
		Period Activity
	Balance September 1, 2017	Charges (gains)	Cash receipts (payments)	Non-cash activity	Balance September 30, 2017
Employee termination and related benefits (a)	$3,551	$—	$(20)	$—	$3,531
Lease termination costs (b)	701	—	(16)	—	685
Total	$4,252	$—	$(36)	$—	$4,216

(a) As of September 30, 2017 (Successor), the short-term portion of employee termination and related benefits of $340 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term liability associated with the Company's withdrawal from a multi-employer pension plan of $3,191 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(b) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of September 30, 2017 (Successor), the short-term portion of the lease termination costs of $304 is included in accrued and other current liabilities and the long-term portion of the lease termination costs of $381 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(14) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax expense, which includes tax expense on the Company’s share of joint venture earnings in the three months and nine months ended September 30, 2016 (Predecessor), as a percentage of loss from continuing operations before income taxes and equity in earnings of joint venture.
For the period September 1, 2017 through September 30, 2017 (Successor), the Company recorded income tax expense of $286 on pre-tax loss from continuing operations of $535, for an effective tax rate of (53.5)%.

For the period July 1, 2017 through August 31, 2017 (Predecessor), the Company recorded income tax benefit of $1,395 on pre-tax income from continuing operations of $70,828, for an effective tax rate of (1.97)%. For the three months ended September 30, 2016 (Predecessor), the Company recorded income tax expense of $903 on pre-tax loss from continuing operations before equity in earnings of joint venture of $17,359, for an effective tax rate of (5.2)%.
For the period January 1, 2017 through August 31, 2017 (Predecessor), the Company recorded income tax benefit of $1,387 on pre-tax income from continuing operations of $34,803, for an effective tax rate of (4.0)%. For the nine months ended September 30, 2016, the Company recorded income tax expense of $1,099 on pre-tax loss from continuing operations before equity in earnings of joint venture of $79,096, for an effective tax rate of (1.4)%.
The Company's U.S. statutory rate is 35%. The most significant factors impacting the effective tax rate for the period September 1, 2017 through September 30, 2017 (Successor) were the foreign rate differential and release of valuation allowances in jurisdictions that have become profitable. The most significant factors impacting the effective tax rate for the period January 1, 2017 through August 31, 2017 (Predecessor) and the nine months ended September 30, 2016 (Predecessor) were losses in jurisdictions that the Company is not able to benefit due to uncertainty as to the realization of those losses, release of valuation allowances in jurisdictions that have become profitable, and the impact of intraperiod allocations.
(15) Commitments and Contingent Liabilities
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
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our restructuring. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include our ability to effectively manage our operational initiatives and implemented restructuring activities, the impact of volatility of metals prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, and the impact of our substantial level of indebtedness, as well as those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2017 in Part II, Item 1A, "Risk Factors". All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
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
Recent Developments
Emergence from Chapter 11
On June 18, 2017, the Company and four of its subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). The four subsidiaries in the chapter 11 cases are Keystone Tube Company, LLC, HY-Alloy Steels Company, Keystone Service, Inc. and Total Plastics, Inc. Also on June 18, 2017, the Debtors filed the Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court. On August 2, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the the Plan. On August 31, 2017 (the "Effective Date"), the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases.
On the Effective Date, by operation of the Plan, among other things:

•
The Company issued an aggregate of 3,734 shares of its new common stock consisting of 1,300 shares issued to holders of Prepetition Second Lien Secured Claims (as defined by the Plan) in partial satisfaction of their claims; 300 shares issued to holders of Prepetition Third Lien Secured Claims (as defined by the Amended Plan) in partial satisfaction of their claims; 400 shares issued to participating holders of the Company's outstanding common stock as of August 2, 2017 in partial satisfaction of their interests; and 1,734 shares restricted shares, together with an aggregate original principal amount of $2.4 million of Second Lien Notes convertible into an additional 637 shares of new common stock as of the Effective Date, issued as awards under the A.M. Castle & Co. 2017 Management Incentive Plan to certain officers of the Company.

•
All agreements, instruments, and other documents evidencing, related to or connected with any equity interests of the Company (which include the Company's prior common stock, par value $0.01 per share, warrants to purchase such common stock, and awards under management equity plans adopted before the Effective Date) were extinguished without recovery.

•
All outstanding indebtedness, accrued interest, and related fees of the Debtors under that certain Credit and Guaranty Agreement, dated December 8, 2016, by and among the Company, Highbridge International Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P., WFF Cayman II Limited, and SGF, LLC and Cantor Fitzgerald Securities, among others (as amended, the “Former Credit Agreement”), amounting to $49.4 million, was paid in full with the proceeds of borrowings under the New Credit Agreement and the issuance of Second Lien Notes under the Second Lien Indenture (defined below).

•
All outstanding indebtedness of the Debtors under the Company’s 12.75% Senior Secured Notes due 2018 and the Indenture dated February 8, 2016, by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, and all outstanding indebtedness of the Debtors under the Company’s 5.25% Convertible Senior Secured Notes due 2019 and the Indenture dated May 19, 2016, by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, was discharged and canceled in exchange for Second Lien Notes and new common stock in the Company.

•	The A.M. Castle & Co. 2017 Management Incentive Plan became effective.

•
All of the existing members of the Board were deemed to have resigned and were replaced the new Board of the Company consisting of five members, four of whom are new to the Board. A sixth member was appointed to the Board, effective immediately, on October 6, 2017.

Pursuant to the Plan, on the Effective Date, the Debtors entered into a New ABL Facility.

The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors. The New ABL Facility provides for a $125.0 million senior secured, revolving credit facility for the Company. Subject to certain exceptions and permitted encumbrances, the obligations under the New ABL Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain of their foreign subsidiaries. The proceeds of the advances under the New ABL Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the New ABL Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017, by and among the Company, the lenders party thereto, and PNC Bank, National Association, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the New ABL Facility.
On the Effective Date, in connection with its entering into the New ABL Facility, the Company borrowed an aggregate amount equal to $78.8 million, of which $49.4 million was used to pay down outstanding indebtedness, accrued interest, and related fees of the Company under the Former Credit Agreement.
Pursuant to the Plan, on the Effective Date, the Company entered into the Second Lien Notes Indenture and, pursuant thereto, issued approximately $164.9 million in aggregate original principal amount of its 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due 2022.
The Second Lien Notes are five-year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the New ABL Facility.
Financial Reporting Under Reorganization
Refer to Note 2 - Bankruptcy Related Disclosures, of the Company's Condensed Consolidating Financial Statements for further discussion of financial reporting implications related to the Company's Chapter 11 Cases, and emergence therefrom, including a detail of liabilities subject to compromise and reorganization items, net.
Presentation of Predecessor and Successor
The Company adopted fresh-start reporting as of the Effective Date. As a result of the application of fresh-start reporting, the Company's financial statements for periods prior to the Effective Date are not comparable to those for periods subsequent to the Effective Date. References in this report to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. References such as the “Company,” “we,” “our” and “us” refer to A.M. Castle & Co. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.
In the following discussion and analysis of the results of operations and liquidity, the Company compares certain financial information for the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016. However, the Company believes that in certain instances, combining the financial results when discussing the Predecessor and Successor periods within the three and nine months ended September 30, 2017 is useful for management and investors to assess the Company's ongoing financial and operational performance and trends.

Results of Operations: Periods September 1, 2017 through September 30, 2017 and July 1, 2017 through August 31, 2017 Compared to Three Months Ended September 30, 2016
The following table sets forth certain statement of operations data for the periods September 1, 2017 through September 30, 2017 and July 1, 2017 through August 31, 2017 and the three months ended September 30, 2016.

	Successor		Predecessor
	September 1, 2017 Through September 30, 2017		July 1, 2017 Through August 31, 2017		Three Months Ended September 30, 2016		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$41.7	100.0%	$81.5	100.0%	$124.9	100.0%	$(1.7)	(1.4)%
Cost of materials (exclusive of depreciation and amortization)	31.5	75.5%	63.4	77.8%	92.4	74.0%	(2.5)	(2.7)%
Operating costs and expenses(a)	11.3	27.1%	25.1	30.8%	41.1	32.9%	4.7	11.4%
Operating loss	$(1.1)	(2.6)%	$(7.0)	(8.6)%	$(8.6)	(6.9)%	$0.5	5.8%
(a) Operating costs and expenses include restructuring expenses of $0.4 million for the period July 1, 2017 through August 31, 2017 and $0.9 million for the three months ended September 30, 2016.
Net Sales
Net sales of $41.7 million in the period September 1, 2017 through September 30, 2017 and $81.5 million in the period July 1, 2017 through August 31, 2017 were a decrease of $1.7 million, or 1.4%, compared to the three months ended September 30, 2016. Although the Company experienced a 7.3% increase in tons sold per day to customers compared to the same period in the prior year, with the largest sales volume increases in alloy bar and SBQ bar, the favorable impact of the increase in sales volumes was more than offset by and overall decrease in average selling prices and an overall unfavorable change in product mix.
Average selling prices overall decreased 6.6% in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, driven mainly by decreases in the price per ton sold of aluminum and a slight decrease in the price per ton of stainless. The average price per ton sold of all other product categories increased compared to the prior year quarter.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) were $31.5 million in the period September 1, 2017 through September 30, 2017 and $63.4 million in the period July 1, 2017 through August 31, 2017 compared to $92.4 million in the three months ended September 30, 2016. The $2.5 million, or 2.7%, decrease between the three month periods is largely due to the slight decrease in sales volumes in the three months ended September 30, 2017.
Cost of materials (exclusive of depreciation and amortization) was 77.0% of net sales in the three months ended September 30, 2017 compared to 74.0% of net sales in the three months ended September 30, 2016.

Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the periods September 1, 2017 through September 30, 2017 and July 1, 2017 through August 31, 2017 and the three months ended September 30, 2016 were as follows:

	Successor	Predecessor		Favorable/(Unfavorable)
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2016	Three Month $ Change	Three Month % Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$6.0	$12.3	$19.6	$1.3	6.6%
Sales, general and administrative expense	4.8	10.0	16.8	2.0	11.9%
Restructuring expense	—	0.4	0.9	0.5	55.6%
Depreciation and amortization expense	0.5	2.4	3.8	0.9	23.7%
Total operating costs and expenses	$11.3	$25.1	$41.1	$4.7	11.4%
Operating costs and expenses decreased by $4.7 million from $41.1 million in the three months ended September 30, 2016 to $11.3 million in the period September 1, 2017 through September 30, 2017 and $25.1 million in the period July 1, 2017 through August 31, 2017.

•	Warehouse, processing and delivery expense decreased by $1.3 million mainly as a result of lower payroll and benefits costs and lower facility costs offset by higher freight costs;

•
Sales, general and administrative expense decreased by $2.0 million mainly as a result of lower payroll and benefits costs due to lower company-wide employee headcount, bad debt expense and outside consulting services;

•
Depreciation and amortization expense decreased by $0.9 million due to lower depreciation expense in the period September 1, 2017 through September 30, 2017 from a lower depreciable base of property, plant and equipment as a result of fresh-start accounting and no amortization of intangible assets.

Operating loss in the period September 1, 2017 through September 30, 2017 was $1.1 million and $7.0 million, including $0.4 million of restructuring expense, in the period July 1, 2017 through August 31, 2017 compared to operating loss of $8.6 million, including $0.9 million of restructuring expense, in the three months ended September 30, 2016.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $1.4 million in the period September 1, 2017 through September 30, 2017 and $2.6 million in the period July 1, 2017 through August 31, 2017, compared to $8.7 million in the three months ended September 30, 2016. Effective on the bankruptcy Petition Date, the Company discontinued recording interest expense on outstanding prepetition debt classified as LTSC. As a result, interest expense for the period July 1, 2017 through the Effective Date, August 31, 2017, excludes approximately $4.1 million of contractual interest expense associated with the 12.75% Senior Secured Notes due December 15, 2018 and 5.25% Convertible Notes due December 30, 2019. Following the Plan from becoming effective on August 31, 2017, the Company has significantly reduced its debt and contractual interest burden from what it had been in the prepetition periods.
Financial restructuring expense of $0.4 million in the period July 1, 2017 through August 31, 2017 was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Unrealized gain on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was $6.3 million in the three months ended September 30, 2016. Because of the chapter 11 bankruptcy proceedings, the fair value of the derivative liability for the embedded conversion feature of the 5.25% Convertible Notes due December 30, 2019 was estimated to be $0 as of the Petition Date, and the carrying value of the embedded conversion feature was written off to reorganization items, net in the second quarter of 2017. Therefore, there was no unrealized gain or loss on the embedded conversion option in the period July 1, 2017 through August 31, 2017 There was no unrealized gain or loss on the embedded conversion option associated with the Second Lien Notes for the period September 1, 2017 through September 30, 2017 as there was no change in the fair value of the conversion option between September 30, 2017 and the Effective Date.

Other (income) expense, net, comprised mostly of foreign currency transaction gains or losses, was a gain of $2.1 million in the period September 1, 2017 through September 30, 2017 and a gain of $0.8 million in the period July 1, 2017 through August 31, 2017, compared to $6.3 million loss in the three months ended September 30, 2016. These gains or losses are primarily related to unhedged intercompany financing arrangements.
Reorganization items, net in the period July 1, 2017 through August 31, 2017 was a gain of $80.0 million and relates to expenses and income directly associated with the chapter 11 proceedings and incurred during the pendency of the Company's Chapter 11 Cases. The balance in the period July 1, 2017 through August 31, 2017 is comprised of a gain on extinguishment of debt of $90.0 million and a gain on fresh-start revaluation of $16.6 million. Offsetting these gains are $5.4 million related to the write-off of unamortized debt issuance costs and discounts related to the 12.75% Senior Secured Notes due 2018 and the 5.25% Convertible Notes due 2019, prepayment penalties and debt related fees of $13.2 million, professional fees of $6.7 million and key employee incentive plan expense of $1.2 million. (Refer to Note 2 - Bankruptcy Relates Disclosures to the Condensed Consolidated Financial Statements.)
The Company recorded income tax expense of $0.3 million in the Successor period September 1, 2017 through September 30, 2017 and income tax benefit of $1.4 million in the Predecessor period July 1, 2017 through August 31, 2017. Income tax expense was $0.9 million in the three months ended September 30, 2016. The Company’s effective tax rate is expressed as income tax expense, which includes income tax expense (benefit) on the Company’s share of joint venture losses in the three months ended September 30, 2016, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate for the periods September 1, 2017 through September 30, 2017 and July 1, 2017 through August 31, 2017 was (53.5)% and (1.97)%, respectively. The effective tax rate for the three months ended September 30, 2016 was (5.2)%. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S., and the impact of intraperiod allocations.
In August 2016, the Company completed the sale of its interest in its joint venture for aggregate cash proceeds of $31.6 million. Equity in losses of joint venture in the three months ended September 30, 2016 was less than $0.1 million (refer to Note 6 - Joint Venture to the Condensed Consolidated Financial Statements).
Loss from continuing operations was $0.8 million in the period September 1, 2017 through September 30, 2017. The Company had income from continuing operations of $72.2 million in the period July 1, 2017 through August 31, 2017 due mainly to the gain from reorganization items, net, of $80.0 million in that period. Loss from continuing operations was $18.3 million for the three months ended September 30, 2016. Loss from discontinued operations, net of income taxes, was $1.7 million for the three months ended September 30, 2016, which resulted from the settlement of the final working capital adjustment related to the sale of substantially all the assets of the Company's wholly owned subsidiary, Total Plastic, Inc. ("TPI").
Net loss was $0.8 million in the period September 1, 2017 through September 30, 2017. Net income of $72.2 million in the period July 1, 2017 through August 31, 2017 includes the gain from reorganization items, net, of $80.0 million. Net loss in the three months ended September 30, 2016, which includes loss from discontinued operations, net of income taxes of $1.7 million, was $20.0 million.

Results of Operations: Periods September 1, 2017 through September 30, 2017 and January 1, 2017 through August 31, 2017 Compared to Nine Months Ended September 30, 2016
The following table sets forth certain statement of operations data for the periods September 1, 2017 through September 30, 2017 and January 1, 2017 through August 31, 2017 and for the nine months ended September 30, 2016. Included in the operating results below for the nine months ended September 30, 2016 is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Successor		Predecessor
	September 1, 2017 Through September 30, 2017		January 1, 2017 Through August 31, 2017		Nine Months Ended September 30, 2016		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	Nine Month $ Change	Nine Month % Change
Net sales	$41.7	100.0%	$353.9	100.0%	$419.4	100.0%	$(23.8)	(5.7)%
Cost of materials (exclusive of depreciation and amortization)(a)	31.5	75.5%	266.5	75.3%	323.8	77.2%	25.8	8.0%
Operating costs and expenses(b)	11.3	27.1%	100.2	28.3%	142.4	34.0%	30.9	21.7%
Operating loss	$(1.1)	(2.6)%	$(12.8)	(3.6)%	$(46.8)	(11.2)%	$32.9	70.3%
(a) Cost of materials includes $0.5 million of inventory scrapping expenses associated with restructuring activity for the nine months ended September 30, 2016.
(b) Operating costs and expenses include $0.6 million of restructuring expenses for the period January 1, 2017 through August 31, 2017 and $14.7 million of restructuring expenses for the nine months ended September 30, 2016.
Net Sales
Net sales of $41.7 million for the period September 1, 2017 through September 30, 2017 and $353.9 million for the period January 1, 2017 through August 31, 2017 were a decrease of $23.8 million, or 5.7%, compared to the same period last year. Net sales for the nine months ended September 30, 2016 included the Company's $27.1 million sale of all its inventory at its Houston and Edmonton facilities to an unrelated third party. The sale of this inventory, which was sold at a zero gross margin (calculated as net sales, less cost of materials), was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations. Including that sale of inventory, net sales for the nine months ended September 30, 2016 from the Houston and Edmonton locations, which were closed in February 2016, were $33.0 million. Despite the closure of these two locations, the Company posted an 8.1% increase in tons sold per day to customers compared to the nine months ended September 30, 2016. Excluding the tons sold from the Houston and Edmonton locations in the nine months ended September 30, 2016, tons sold per day increased 9.6%. Products with the most notable improvements in sales volumes were alloy bar and carbon and alloy plate. Offsetting the positive impact of the increase in sales volumes was an overall 5.4% decrease in average selling prices.
Average selling prices for many of the Company's products continue to trend up and were higher in the nine months ended September 30, 2017 compared to the same period last year, but decreases in average selling prices of aluminum and a slight decrease in the average selling price of stainless resulted in the overall 5.4% decrease in average selling prices.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) were $31.5 million in the period September 1, 2017 through September 30, 2017 and $266.5 million in the period January 1, 2017 through August 31, 2017 compared to $323.8 million during the nine months ended September 30, 2016. The $25.8 million, or 8.0%, decrease between the nine month periods is mainly due to the $27.1 million of cost of materials recognized on the sale of all inventory at the Company's Houston and Edmonton facilities in the nine months ended September 30, 2016, as discussed above.
Cost of materials (exclusive of depreciation and amortization) was 75.3% as a percent of net sales in the nine months ended September 30, 2017, compared to 77.2% as a percent of net sales for the comparative prior year period. While the percentage for the nine months ended September 30, 2016 was impacted by the $27.1 million sale of the inventory at the Houston and Edmonton locations, the decrease in the percentage also reflects improved inventory management and better matching of sales prices with inventory replacement cost.

Operating Costs and Expenses and Operating Loss
Operating costs and expenses for the nine months ended September 30, 2017 and 2016 were as follows:

	Successor	Predecessor		Favorable/(Unfavorable)
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016	Three Month $ Change	Three Month % Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$6.0	$50.2	$63.7	$7.5	11.8%
Sales, general and administrative expense	4.8	39.2	51.5	7.5	14.6%
Restructuring expense	—	0.6	14.7	14.1	95.9%
Depreciation and amortization expense	0.5	10.2	12.5	1.8	14.4%
Total operating costs and expenses	$11.3	$100.2	$142.4	$30.9	21.7%
Operating costs and expenses decreased by $30.9 million from $142.4 million during the nine months ended September 30, 2016 to $11.3 million in the period September 1, 2017 through September 30, 2017 and $100.2 million in the period January 1, 2017 through August 31, 2017.

•
Warehouse, processing and delivery expense decreased by $7.5 million primarily as a result of lower payroll, benefit, and facility costs resulting from plant consolidations and the closure of the Houston and Edmonton facilities in the first quarter of 2016;

•	Sales, general and administrative expense decreased by $7.5 million mainly as a result of lower payroll, benefit, and outside services costs;

•
Restructuring expense was $0.6 million in the period January 1, 2017 through August 31, 2017, while restructuring expense was $14.7 million in the nine months ended September 30, 2016, which consisted mainly of lease termination charges associated with the closure of the Company's Houston and Edmonton facilities, as well as moving expenses associated with plant consolidations related to the April 2015 restructuring plan; and

•
Depreciation and amortization expense decreased by $1.8 million due to lower depreciation expense resulting from plant consolidations and closures and equipment sales occurring in the first quarter of 2016, as well as lower depreciation expense in the period September 1, 2017 through September 30, 2017 from a lower depreciable base of property, plant and equipment as a result of fresh-start accounting and no amortization of intangible assets.

Operating loss in the period September 1, 2017 through September 30, 2017 was $1.1 million and $12.8 million, including $0.6 million of restructuring expense, in the period January 1, 2017 through August 31, 2017 compared to an operating loss of $46.8 million, including restructuring charges of $14.7 million, in the nine months ended September 30, 2016.
Other Income and Expense, Income Taxes and Net Loss
Interest expense was $1.4 million in the period September 1, 2017 through September 30, 2017 and $23.4 million in the period January 1, 2017 through August 31, 2017 compared to $28.7 million in the nine months ended September 30, 2016. Effective on the bankruptcy Petition Date, the Company discontinued recording interest expense on outstanding prepetition debt classified as LTSC. As a result, interest expense for the period January 1, 2017 through the Effective Date, August 31, 2017, excludes approximately $4.9 million of contractual interest expense associated with the 12.75% Senior Secured Notes due December 15, 2018 and 5.25% Convertible Notes due December 30, 2019. Following the Plan becoming effective on August 31, 2017, the Company has significantly reduced its debt and contractual interest burden from what it had been in the comparable prepetition periods.
Financial restructuring expense of $7.0 million in the January 1, 2017 through August 31, 2017 was comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Unrealized loss on the embedded conversion option associated with the 5.25% Convertible Notes due December 30, 2019 was an unrealized loss of $0.1 million in the period January 1, 2017 through August 31, 2017 and a gain of $7.6 million in the nine months ended September 30, 2016. Because of the chapter 11 bankruptcy proceedings, the fair value of the derivative liability for the embedded conversion feature of the 5.25% Convertible Notes due December 30, 2019 was estimated to be $0 as of the Petition Date, and the carrying value of the embedded conversion feature was written off to reorganization items, net in the second quarter of 2017. There was no unrealized gain or loss on the embedded conversion option associated with the Second Lien Notes for the period September 1, 2017 through September 30, 2017 as there was no change in the fair value of the conversion option between September 30, 2017 and the Effective Date.
The debt restructuring loss of $6.6 million in the nine months ended September 30, 2016 reflects $7.1 million of eligible holder consent fees and related legal and other direct costs incurred in conjunction with the private exchange offer and consent solicitation to certain eligible holders to exchange 12.75% Senior Secured Notes due 2018 for the Company’s 12.75% Senior Secured Notes due 2016. Those charges were partly offset by a $0.5 million gain that resulted from the exchange of the Company's 7.0% Convertible Notes due 2017 for 5.25% Convertible Notes due 2019, and the subsequent conversion of a portion of the 5.25% Convertible Notes due 2019 to equity.
Other (income) expense, net, comprised mostly of foreign currency transaction gains or losses, was gain of $2.1 million in the period September 1, 2017 through September 30, 2017 and a gain of $3.6 million in the period January 1, 2017 through August 31, 2017 compared to a $4.6 million loss for the same period in the prior year. These gains and losses are primarily related to unhedged intercompany financing arrangements.
Reorganization items, net for the period January 1, 2017 through August 31, 2017 was a gain of $74.5 million and relates to expenses and income directly associated with the chapter 11 proceedings and incurred during the pendency of the Company's Chapter 11 Cases. The balance for the period January 1, 2017 through August 31, 2017 is comprised of a gain on extinguishment of debt of $90.0 million and a gain on fresh-start revaluation of $16.6 million. Offsetting these gains are $10.3 million related to the write-off of debt issuance costs and discounts related to the 12.75% Senior Secured Notes due 2018 and the 5.25% Convertible Notes due 2019, prepayment penalties and debt related fees of $13.2 million, professional fees of $7.3 million and key employee incentive plan expense of $1.2 million. (Refer to Note 2 - Bankruptcy Relates Disclosures to the Condensed Consolidated Financial Statements.)
The Company recorded income tax expense of $0.3 million in the Successor period September 1, 2017 through September 30, 2017 and income tax benefit of $1.39 million in the Predecessor period January 1, 2017 through August 31, 2017. Income tax expense was $1.1 million in the nine months ended September 30, 2016. The Company’s effective tax rate is expressed as income tax expense, which includes tax expense (benefit) on the Company’s share of joint venture losses in the nine months ended September 30, 2016, as a percentage of loss from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate for the period September 1, 2017 through September 30, 2017 and January 1, 2017 through August 31, 2017 was (53.5)% and (4.0)%, respectively, and (1.4)% for the nine months ended September 30, 2017. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S., and the impact of intraperiod allocations.
Equity in losses of joint venture was $4.2 million in the nine months ended September 30, 2016. Included in the equity in losses of joint venture was an impairment charge of $4.6 million related to the write-down of the Company's investment in joint venture to fair value. In August 2016, the Company completed the sale of its joint venture for aggregate cash proceeds of $31.6 million.
Loss from continuing operations was $0.8 million in the period September 1, 2017 through September 30, 2017. Income from continuing operations of $36.2 million in the period January 1, 2017 through August 31, 2017 includes the gain of $74.5 million for reorganization items, net. Loss from continuing operations was $84.4 million in the nine months ended September 30, 2016. Income from discontinued operations, net of income taxes, was $6.2 million for the nine months ended September 30, 2016, which includes an after-tax gain on the sale of TPI of $1.3 million and an income tax benefit of $4.2 million from the reversal of an income tax valuation allowance.
Net loss was $0.8 million in the period September 1, 2017 through September 30, 2017. Net income was $36.2 million in the period January 1, 2017 through August 31, 2017, which includes includes the gain of $74.5 million for reorganization items, net. Net loss was $78.1 million for nine months ended September 30, 2016, which includes income from discontinued operations, net of income taxes, of $6.2 million.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2016
(Dollar amounts in millions)
Net cash used in operating activities	$(6.6)	$(50.3)	$(17.6)
Net cash (used in) from investing activities	(0.9)	5.3	85.5
Net cash from (used in) financing activities	8.4	18.6	(68.7)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.9	(0.3)
Net change in cash and cash equivalents	$1.1	$(25.6)	$(1.1)
The Company’s principal sources of liquidity currently are cash provided by operations and borrowings under the New ABL Facility that was entered into on the Effective Date. The New ABL Facility provides for a $125.0 million senior secured, revolving credit facility for the Company. On the Effective Date, in connection with its entering into the New ABL Facility, the Company borrowed an aggregate amount equal to $78.8 million, of which $49.4 million was used to pay down outstanding indebtedness, accrued interest, and related fees of the Company under the former Credit Facilities Agreement.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:

•
Higher accounts receivable at both September 30, 2017 (Successor) and August 31, 2017 (Predecessor) compared to year-end 2016 (Predecessor) resulted in $3.7 million and $6.1 million of cash flow use, respectively, compared to $5.1 million of cash flow use for the same period last year. Average receivable days outstanding was 52.2 days for the nine months ended September 30, 2017 compared to 53.8 days for the nine months ended September 30, 2016.

•
Higher inventory levels at both September 30, 2017 (Successor) and August 31, 2017 (Predecessor) compared to year-end 2016 (Predecessor) used $0.8 million and $2.7 million of cash, respectively, while lower inventory levels at September 30, 2016 compared to year-end 2015 were a $34.8 million cash flow source for the nine months ended September 30, 2016. The majority of the cash flow source from inventory in the nine months ended September 30, 2016 was the result of the Houston and Edmonton inventory sale discussed above. Average days sales in inventory was 140.1 days for the nine months ended September 30, 2017 compared to 172.7 days for the nine months ended September 30, 2016, which resulted primarily from improved inventory management.

•
Increases in accounts payable and accrued and other current liabilities were a $0.8 million and $2.6 million cash flow source, respectively, compared to a $14.6 million cash flow source for the same period last year. Accounts payable days outstanding was 40.7 days for the nine months ended September 30, 2017 compared to 44.5 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	Successor	Predecessor
(Dollar amounts in millions)	September 30, 2017	December 31, 2016	Working Capital Increase (Decrease)
Working capital	$193.4	$203.9	$(10.5)
Cash and cash equivalents	11.1	35.6	(24.5)
Accounts receivable	76.8	64.4	12.4
Inventories	154.3	146.6	7.7
Accounts payable	47.2	33.1	(14.1)
Accrued and other current liabilities	14.6	19.9	5.3
Approximately $4.8 million of the Company’s consolidated cash and cash equivalents balance of $11.1 million at September 30, 2017 resided in the United States.

Net cash used in investing activities of $0.9 million during the period September 1, 2017 through September 30, 2017 is mostly attributable to cash paid for capital expenditures. Net cash from investing activities of $5.3 million in the period January 1, 2017 through August 31, 2017 is attributable mainly due to $7.5 million reduction in the cash collateralization requirements of outstanding letters of credit offset by cash paid for capital expenditures of $2.9 million in the period. Management expects capital expenditures to range from $6.0 million to $7.0 million for the full-year 2017. Net cash from investing activities of $85.5 million during the same period last year is mostly attributable to cash proceeds from the sale of TPI and the sale of the Company's 50% ownership in its joint venture. Cash paid for capital expenditures for the nine months ended September 30, 2016 was $2.4 million.
During the period January 1, 2017 through August 31, 2017, net cash from financing activities of $18.6 million was mainly attributable to proceeds and repayments of debt in connection with the Company's bankruptcy proceedings and included the initial borrowings and subsequent repayment of the DIP facility, borrowings under the New ABL Facility, cash proceeds from the issuance of the Second Lien Notes and repayment of the prepetition First Lien Notes, as well as proceeds from short-term borrowings under the Company's foreign line of credit. Offsetting these net cash proceeds were a payment of $3.0 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI. During the nine months ended September 30, 2016, all available proceeds from the sale of TPI were used to pay down the Company's long-term debt, which along with the $8.7 million payment of debt restructuring costs, resulted in net cash used in financing activities of $68.7 million.
In December 2016, the Company entered into the Credit Facilities with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility. The Credit Facilities were in the form of senior secured first lien term loan facilities in an aggregate principal amount of $112.0 million. The Credit Facilities consisted of a $75.0 million initial term loan facility funded at closing and a $37.0 million Delayed Draw Facility. Under the Delayed Draw Facility, $24.5 million was drawn in December 2016 and $12.5 million was expected to be available in June 2017 or thereafter. On May 4, 2017, the Company entered into an amendment to the Credit Facilities Agreement, whereby the Financial Institutions agreed to accelerate the Company's access to the Delayed Draw Facility that was expected to be available in June 2017 or thereafter. The $12.5 million was drawn by the Company in May 2017 to finance additional investments in inventory and to service customers' needs.
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Credit Facilities Agreement, (ii) the Senior Notes Indenture and the 12.75% Secured Notes issued pursuant thereto, and (iii) the Convertible Notes Indenture and the 5.25% Convertible Notes issued pursuant thereto. The Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture were automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Credit Facilities Agreement, the Senior Notes Indenture, and the Convertible Notes Indenture are subject to the applicable provisions of the Restructuring Support Agreement and the Bankruptcy Code.
As fully discussed at Note 2 - Bankruptcy Related Disclosures, to the Condensed Consolidated Financial Statements, on the August 31, 2017 Effective Date, the Company's bankruptcy Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. By operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Credit Facilities, amounting to $49.4 million, was paid in full with the proceeds of borrowings under the New ABL Facility and the issuance of Second Lien Notes under the Second Lien Indenture. Also, on the Effective Date and by operation of the Plan, all outstanding indebtedness of the Debtors under (i) the Company's Senior Notes Indenture and the 12.75% Secured Notes issued pursuant thereto, and (ii) the Company's Convertible Notes Indenture and the 5.25% Convertible Notes issues pursuant thereto, were discharged and canceled.
The New ABL Facility provides for a $125.0 million senior secured, revolving credit facility for the Company. Subject to certain exceptions and permitted encumbrances, the obligations under the New ABL Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain of their foreign subsidiaries. The proceeds of the advances under the New ABL Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the New ABL Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017, by and among the Company, the lenders party thereto, and PNC Bank, National Association, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the New ABL Facility.

The Company may prepay its obligations under the New ABL Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Interest on indebtedness accrues based on the applicable Prime or LIBOR-based rate plus a margin, as set forth in the New ABL Facility. Additionally, the Company must pay a monthly Facility Fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount, 0.375% per annum) multiplied by (ii) the amount by which the maximum revolving advance amount exceeds such average daily revolving facility usage for such month.
Under the New ABL Facility, the maximum borrowing capacity of the facility is based on the Company's borrowing base calculation. The weighted average advance rates used in the borrowing base calculation are 87.3% on eligible accounts receivable and 69.2% on eligible inventory.
The Company's New ABL Facility contains certain covenants and restrictions customary to an asset-based revolving loan. Indebtedness for borrowings under the New ABL Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of a loan party, failure by a loan party to perform certain covenants, defaults under indebtedness owed to third parties, certain liability producing events relating to ERISA, the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
The Company's New ABL Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the New ABL Facility Agreement) is less than the greater of i) 10% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Agreement) and ii) $9.0 million. The Company is not in a covenant testing period as of September 30, 2017.
Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain cash liquidity (as defined in the New ABL Facility Facilities Agreement) in excess of the greater of $10.0 million or 12.5% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Facilities Agreement), the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New ABL Facility Facilities Agreement (“Cash Dominion”). Based on the Company's cash projections, it does not anticipate that Cash Dominion will occur during the next 12 months.
Additional unrestricted borrowing capacity under the New ABL Facility at September 30, 2017 was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(1.7)
Availability reserve	(5.0)
Current maximum borrowing capacity	118.3
Current borrowings	(87.3)
Additional unrestricted borrowing capacity	$31.0
The New ABL Facility matures on February 28, 2022.
The Second Lien Notes are five-year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the New ABL Facility.
The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Second Lien Notes Indenture. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right will be calculated as provided in the Second Lien Notes Indenture, using a 20 trading day observation period. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares.
The terms of the Second Lien Notes contain numerous covenants imposing financial and operating restrictions on the Company’s business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue certain stock; make certain investments; create liens; agree to certain payment restrictions affecting certain subsidiaries; sell or otherwise transfer or dispose assets; enter into transactions with affiliates; and enter into sale and leaseback transactions.
The Second Lien Notes may not be redeemed by the Company in whole or in part at any time, subject to certain exceptions provided under the Second Lien Notes Indenture. In addition, if a Fundamental Change occurs at any time, each holder of any Second Lien Notes has the right to require the Company to repurchase such holder’s Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
The Company must use the net proceeds of material sales of collateral, which proceeds are not used for other permissible purposes, to make an offer of repurchase to holders of the Second Lien Convertible Notes. Indebtedness for borrowings under the New Credit Agreement is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor under the Second Lien Convertible Notes, failure by an obligor under the Second Lien Convertible Notes to perform certain covenants, the invalidity or impairment of the Indenture Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Interest on the Second Lien Notes accrues at the rate of 5.00%, except that the Company may, in circumstances where the payment on interest in cash would cause a condition of default under the New ABL Facility, pay at the rate of 7.00% in kind. Currently, the Company is paying interest on the Second Lien Notes in kind as per the Second Lien Notes Indenture, interest on the Second Lien Notes in the first 12 months is required to be paid in kind at a rate of 7.00%.
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of September 30, 2017, the French subsidiary has borrowings of $3.6 million under the credit facility.
As of September 30, 2017, the Company had $1.7 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the New ABL Facility, the Second Lien Notes, and the French credit facility refer to Note 8 - Debt to the Condensed Consolidated Financial Statements.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
The following information updates, and supercedes, the information previously disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on April 7, 2017 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was filed with the Securities and Exchange Commission on August 9, 2017.
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt instruments.
We have substantial debt service obligations. As of September 30, 2017, we had approximately $256.8 million of total debt outstanding, excluding capital lease obligations of $0.3 million, all of which is secured. The debt outstanding, in order of priority, was comprised of $87.3 million of borrowings against our new Revolving Credit and Security Agreement (the “New ABL Facility”), $165.9 million aggregate principal amount of 5.00% / 7.00% Convertible Senior Secured Paid In Kind (PIK) Toggle Notes due 2022 (the “Second Lien Notes”), including $2.3 million of restricted Second Lien Notes issued to certain members of management (“MIP Notes”), and short-term borrowings of approximately $3.6 million under a local credit facility, entered into by the Company’s French subsidiary under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros (the “Foreign Line of Credit”).
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
We expect to obtain the funds to pay our expenses and to satisfy our debt obligations from our operations and available resources under the New ABL Facility. Our ability to meet our expenses and make these principal and interest payments as they come due, therefore, depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our anticipated revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives which could have an adverse effect on our financial condition or liquidity.
We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our total outstanding debt under our New ABL Facility, the Second Lien Notes, including MIP Notes, and the Foreign Line of Credit has an aggregate principal amount of $256.8 million as of September 30, 2017. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Our debt agreements impose, and future debt agreements may impose, operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness, or issue disqualified capital stock;

•	pay dividends, redeem subordinated debt or make other restricted payments;

•	make certain investments or acquisitions;

•	grant or permit certain liens on our assets;

•	enter into certain transactions with affiliates;

•	merge, consolidate or transfer substantially all of our assets;

•	incur dividend or other payment restrictions affecting certain of our subsidiaries;

•	transfer, sell or acquire assets; and

•	change the business we conduct.
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
The Company’s actual financial results may vary materially from the projections that it filed with the bankruptcy court in connection the confirmation of the Company’s plan of reorganization.
In connection with the disclosure statement the Company filed with the bankruptcy court, and the hearing to consider confirmation of its plan of reorganization, the Company prepared projected financial information to demonstrate to the bankruptcy court the feasibility of the plan of reorganization and its ability to continue operations upon its emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning the Company’s anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
The Company’s financial condition and results of operations for periods after the effective date of the Company’s plan of reorganization are not comparable to the financial condition and results of operations for periods prior to the effective date of the Company’s plan of reorganization and historical financial information may not be indicative of the Company’s future financial performance.
On August 31, 2017, the effective date of the Company’s plan of reorganization, the Company adopted fresh-start reporting as a result of the bankruptcy reorganization as prescribed in accordance with GAAP and the provisions of Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations. As required by fresh-start reporting, the Company’s assets and liabilities were recorded at fair value by allocating the reorganization value determined in connection with the plan of reorganization. Accordingly, the Company’s financial condition and results of operations from and after the effective date of the Company’s plan of reorganization are not comparable, in various material respects, to the financial condition and results of operations prior to the effective date of the Company’s plan of reorganization. Further, as a result of the implementation of the Company’s plan of reorganization and the transactions contemplated thereby, the Company’s historical financial information may not be indicative of its future financial performance.
Our common stock is now traded on the OTCQB® Venture Market (the “OTCQB”), which could have an adverse impact on the market price and liquidity of our common stock and could involve additional risks compared to being listed on a national securities exchange.
The Company’s Common Stock is presently traded on the OTC Markets under the ticker “CTAM”. The trading of our common stock in the OTC market rather than a national securities exchange may negatively impact the trading price of our common stock and the levels of liquidity available to our shareholders. Securities traded in the OTC market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
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

Because our common stock trades on the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock
Holders of our Second Lien Notes can require us to repurchase their Second Lien Notes following a fundamental change, which includes, among other things, the acquisition of more than 50% of our outstanding voting power by a person or group. We may not have sufficient funds to satisfy such cash obligations.
As of September 30, 2017, we had approximately $256.8 million of aggregate principal amount outstanding under the Second Lien Notes. Interest on the Second Lien Notes accrues at the rate of 5.00%, except that the Company may, in certain circumstances, pay at the rate of 7.00% in kind. Interest on the Second Lien Notes in the first 12 months is required to be paid in kind at a rate of 7.00%. Upon the occurrence of a fundamental change (as defined in the indenture for the Second Lien Notes), which includes the acquisition of more than 50% of our outstanding voting power by a person or group, we may be required to repurchase some or all of the Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount of the Second Lien Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Second Lien Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under the Second Lien Notes, which in turn could constitute an event of default under our other outstanding indebtedness, thereby potentially resulting in the acceleration of certain of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.
The conversion of our Second Lien Notes into common stock will dilute the ownership interest of our existing shareholders.
Any issuance by us of our common stock upon conversion of our Second Lien Notes will dilute the ownership interest of our existing shareholders. In addition, any such issuance of common stock could have a dilutive effect on our net income per share to the extent that the average stock price during the period is greater than the conversion prices and exercise prices of the Second Lien Notes. Furthermore, any sales in the public market of our common stock issuable upon conversion of the Second Lien Notes could adversely affect prevailing market prices of our common stock.
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
Our ability to use our net operating loss carryforwards ("NOLs") may be limited.
We have incurred substantial losses since 2008. We may not generate future taxable income so that we can use our available net operating loss carryforwards, or NOLs, as an offset. As of September 30, 2017, we had U.S. federal NOLs of $213.5 million. The U.S. federal NOLs will expire in various years beginning with 2031. Due to the our bankruptcy proceedings, a portion of these NOLs will be reduced relative to cancellation of indebtedness. Additionally, we have determined that an ownership shift of greater than fifty percent occurred in 2015, 2016 and 2017. As such, it is expected that a significant portion of the pre-ownership shift NOLs will be subject to a Section 382 limitation that will act to prevent the Company from utilizing all of its losses against future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. As of September 30, 2017, we have a full valuation allowance against our federal and state NOLs as we have concluded, based on all available evidence, that it is more likely than not that we will not utilize these federal and state NOLs prior to their respective expiration.
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
During the period September 1, 2017 through September 30, 2017, approximately 0.3% of our consolidated net sales were attributable to operations in the United Kingdom, and approximately 9.3% of our consolidated net sales were attributable to operations in Europe overall. The Company and its various subsidiaries hold financial assets and liabilities denominated in British pounds, including cash and cash equivalents, accounts receivable, and accounts payable, and the future impacts of the United Kingdom’s exit from the EU could have a materially adverse impact on our financial condition and operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
As of September 30, 2017, approximately 21% of our U.S. employees were represented by the United Steelworkers of America (“USW”) under collective bargaining agreements, including hourly warehouse employees at our distribution centers in Cleveland, Ohio and Hammond, Indiana. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the USW to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with the USW will be or whether we will be able to meet the USW requirements without impacting our operating results and financial condition. The USW may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationship with the USW could negatively impact the timely processing and shipment of our products, which could strain relationships with customers or suppliers and adversely affect our operating results. On October 1, 2014, we entered into a four-year collective bargaining agreement with the USW, which covers approximately 104 employees at our largest facility in Cleveland, Ohio. This agreement is scheduled to expire in September 2018, and our goal is to engage in early negotiations in the spring of 2018 to secure another four-year agreement and avoid disruption to the business. Approximately 25 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW that was renegotiated in August 2016 and expires in August 2020.
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
Difficulties associated with the design and implementation of our enterprise resource planning (“ERP”) or other information technology systems could adversely affect our business, our customer service and our operating results.
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
Following our bankruptcy, the Company’s ownership is concentrated among a small group of institutional investors and/or hedge funds and the Company’s management team. Certain directors, their affiliates, and/or any other concentrated ownership interests may have the voting power to substantially affect or control the outcome of matters requiring a stockholder vote including the election of directors and the approval of significant corporate matters. Such a concentration of control could adversely affect the market price of our common stock or prevent a change in control or other business combinations that might be beneficial to us.
We could be vulnerable to interest rate fluctuations on our indebtedness, which could hurt our operating results.
We are exposed to various interest rate risks that arise in the normal course of business. Market risk arises from changes in interest rates. We currently finance our operations with both fixed rate and variable rate borrowings, and the market value of our $165.9 million of fixed rate borrowings may be impacted by changes in interest rates. In addition, if in the future interest rates subsequently increase significantly, it could significantly increase the interest expense on our variable rate borrowings which could have an adverse effect on our operating results and liquidity.
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
Climate change regulation or some form of legislation aimed at reducing greenhouse gas (‘‘GHG’’) emissions is currently being considered in the United States as well as elsewhere globally. As a metals distributor, our operations do not emit significant amounts of GHG. However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG regulations may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations.
Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our results of operations, financial condition and cash flows.
We have various mechanisms in place that may prevent a change in control that stockholders may otherwise consider favorable.
In August 2013, we elected by resolution of the Board of Directors to become subject to Section 3-803 of the Maryland General Corporation Law (the “MGCL”). As a result of this election, the Board of Directors was classified into three separate classes of directors, with each class generally serving three-year terms. Only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. The provision for a classified board could prevent a party who acquires control of a majority of our outstanding voting stock from obtaining control of our Board of Directors until the second annual stockholders meeting following the date the acquiring party obtains the controlling interest. The classified board provision could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us and could increase the likelihood that incumbent directors will retain their positions.
In addition, our charter and by-laws and the MGCL include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider to be in their best interests. For example, the MGCL, our charter and bylaws require the approval of the holders of two-thirds of the votes entitled to be cast on the matter to amend our charter (unless our Board of Directors has unanimously approved the amendment, in which case the approval of the holders of a majority of such votes is required), and contain certain advance notice procedures for nominating candidates for election to our Board of Directors.
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
The provisions of our debt instruments also contain limitations on our ability to enter into change of control transactions. In addition, the repurchase rights in our Second Lien Notes triggered by the occurrence of a fundamental change (as defined in the indenture for the Second Lien Notes), and the additional shares of our common stock by which the conversion rate is increased in connection with certain fundamental change transactions, as described in the indenture for the Second Lien Notes, could discourage a potential acquirer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On the Effective Date, by operation of the Plan, the Company issued an aggregate of 3,734,385 shares of its new common stock, as follows:

•
1,300 shares were issued to the holders of Prepetition Second Lien Secured Claims (as defined by the Plan) in partial satisfaction of their claims, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(a)(2) of such act and Regulation D promulgated thereunder;

•
300 shares were issued to the holders of Prepetition Third Lien Secured Claims (as defined by the Amended Plan) in partial satisfaction of their claims, pursuant to an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of such act and Regulation D promulgated thereunder;

•
400 shares were issued to participating holders of the Company’s outstanding common stock as of August 2, 2017 in partial satisfaction of their interests, pursuant to an exemption from the registration requirements of the Securities Act under Section 1145 of the Bankruptcy Code; and

•
1,734 shares of restricted stock, together with an aggregate original principal amount of $2,400 of Second Lien Notes convertible into an additional 637 shares of new common stock as of the Effective Date, were issued as awards under the MIP to certain officers of the Company, pursuant to an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of such act, and Regulation D promulgated thereunder.

Item 3.     Defaults Upon Senior Securities
Information required by this Item 3 has been previously disclosed in the Company's Current Report on Form 8-K filed on September 6, 2017.
Item 6.     Exhibits
Exhibits required to be filed as part of this Report on Form 10-Q are listed in the Exhibit Index, which is incorporated by reference herein.

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description
2.1
Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization dated July 25, 2017. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 3, 2017. Commission File No. 1-05415

3.1
Articles of Restatement of the Company filed with the State Department of Assessments and Taxation of Maryland on August 31, 2017. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on August 31, 2017. Commission File No. 1-05415

3.2
Amended and Restated Bylaws of A.M. Castle & Co., as adopted on August 31, 2017. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A filed with the SEC on August 31, 2017. Commission File No. 1-05415

10.1*
Revolving Credit and Security Agreement dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2017. Commission File No. 1-05415

10.2*
Indenture dated August 31, 2017, between the Company, certain of its subsidiaries, WSFS, FSB, as Trustee and Collateral Agent. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2017. Commission File No. 1-05415

10.3*
Intercreditor Agreement dated August 31, 2017, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2017. Commission File No. 1-05415

10.4*	2017 Management Incentive Plan of the Company
10.5*
Form of Award Agreement under the 2017 Management Incentive Plan of the Company. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2017. Commission File No. 1-05415

10.6
Debtor-in-Possession Revolving Credit and Security Agreement, dated as of July 10, 2017, by and among A.M. Castle & Co., Total Plastics, Inc., HY-Alloy Steels Company, Keystone Tube Company, LLC, and Keystone Service, Inc., as Borrowers, PNC Bank, National Association, as Lender and as Administrative and Collateral Agent, and such other Lenders which may be party thereto, and the Commitment Parties thereto. Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on July 13, 2017. Commission File No. 1-05415

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

A. M. Castle & Co.
(Registrant)
Date:	November 14, 2017	By:	/s/ Patrick R. Anderson
Patrick R. Anderson, Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer & Principal Accounting Officer)
(Mr. Anderson has been authorized to sign on behalf of the Registrant.)