Form 10-K
period 2017-12-31
CASTLE A M & CO
filed 2018-03-15
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.01 par value
(Title of class)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,425,857. As fully described at Note 2 - Bankruptcy Related Disclosures to the consolidated financial statements herein, on August 31, 2017 the registrant emerged from its chapter 11 bankruptcy cases and accordingly, all common equity existing as of that date was canceled without recovery and the registrant issued new voting common equity.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes    ☐ No
The number of shares outstanding of the registrant’s common stock on March 12, 2018 was 3,734,109 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
This Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders. In the event the registrant does not file a Proxy Statement for its 2018 Annual Meeting of Stockholders with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2017 fiscal year, this information will be included in an amendment to this Annual Report on Form 10-K.
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
Company Overview
The Company is a specialty metals distribution company serving customers on a global basis. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers. The Company's customers are principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
On June 18, 2017 (the "Petition Date"), A.M. Castle & Co. and four of its subsidiaries (together with A.M. Castle & Co., the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). The four subsidiaries in the chapter 11 cases were Keystone Tube Company, LLC, HY-Alloy Steels Company, Keystone Service, Inc. and Total Plastics, Inc. Also on June 18, 2017, the Debtors filed the Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court. On August 2, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. On August 31, 2017 (the "Effective Date"), the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases.
In accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 852, "Reorganizations" and ASC No. 805, "Business Combinations", the Company adopted fresh-start accounting upon emergence from their chapter 11 cases and became a new entity for financial reporting purposes as of September 1, 2017. References in this report to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. For accounting purposes all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock, the entry into a new asset-based revolving credit facility and new senior secured convertible notes, and the accelerated debt obligations of the Company that were satisfied pursuant to the terms of the Plan, were recorded as of August 31, 2017. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.
For more information on the chapter 11 cases, including the key components of the Plan, detail of liabilities subject to compromise and reorganization items, net, see Note 2 - Bankruptcy Related Disclosures to the consolidated financial statements included elsewhere in this report.
In March 2016, the Company completed the sale of substantially all the assets of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI"). Prior to the sale of TPI, the Company had two reportable business segments, Metals and Plastics. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable business segment, Metals.
The Company’s corporate headquarters is located in Oak Brook, Illinois. As of December 31, 2017, the Company operates out of 22 service centers located throughout North America (17), Europe (3) and Asia (2). The Company's service centers hold inventory and process and distribute products to both local and export markets.
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
The principal markets served by the Company are highly competitive. With the February 2016 closure of the Company's Houston and Edmonton facilities, which primarily serviced the oil and gas sector of the energy market, the Company became principally focused on two key markets, aerospace and industrial. Competition within these markets is based on service, quality, processing capabilities, inventory availability, timely delivery, ability to provide supply chain solutions and price. The Company competes in a highly fragmented industry. Competition in the various markets in which the Company participates comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources and some of which have more established brand names in the local, regional and global markets served by the Company.
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
Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as purchases from other distributors or direct mill shipments to customers. Deliveries are made principally by third party logistics providers using their fleets, which display Company-branding. Otherwise, common carrier delivery is used in areas not serviced directly by such third party logistics providers. The Company’s broad network of locations provides same or next-day delivery to most of their markets, and two-day delivery to substantially all of the remaining markets.
Customers
The Company’s customer base is well diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. The customer base includes many Fortune 500 companies as well as thousands of medium- and smaller-sized firms.
For information on the Company's net sales by geographic area, see Note 15 - Segment Reporting within the notes to the Company's consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Employees
As of December 31, 2017, the Company had 930 full-time employees. Of these full-time employees, 132 were represented by the United Steelworkers of America under collective bargaining agreements.
Joint Venture
The Company held a 50% joint venture interest in Kreher Steel Company, LLC (“Kreher”), a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois, until the Company sold its ownership share to its joint venture partner in August 2016. The Company’s equity in the earnings (losses) of this joint venture is reported separately in the Company’s Consolidated Statements of Operations and Comprehensive Loss. For information on the Company's sale of its ownership share of Kreher, see Note 4 - Joint Venture within the notes to the Company's consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Access to SEC Filings
The Company makes available free of charge on or through its Web site at www.castlemetals.com the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). Information on our Web site does not constitute part of this Annual Report on Form 10-K.
ITEM 1A — Risk Factors
(Dollar amounts in millions, except per share data)
Our business, financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks, as well as other risks and uncertainties not currently known to us or that we currently consider to be immaterial, could materially and adversely affect our business, financial condition, results of operations, or cash flows.
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt instruments.
We have substantial debt service obligations. As of December 31, 2017, we had approximately $275.7 million of total debt outstanding, excluding capital lease obligations of $0.3 million, all of which is secured. The debt outstanding, in order of priority, was comprised of $101.0 million of borrowings against our new Revolving Credit and Security Agreement (the “New ABL Facility”), $168.8 million aggregate principal amount of 5.00% / 7.00% Convertible Senior

Secured Paid In Kind (PIK) Toggle Notes due 2022 (the “Second Lien Notes”), including $2.4 million of restricted Second Lien Notes issued to certain members of management (“MIP Notes”), and short-term borrowings of approximately $5.9 million under a local credit facility, entered into by the Company’s French subsidiary under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million euros (the “Foreign Line of Credit”).
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
Our total outstanding debt under our New ABL Facility, the Second Lien Notes, including MIP Notes, and the Foreign Line of Credit has an aggregate principal amount of $275.7 million as of December 31, 2017. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
The Company’s actual financial results may vary materially from the projections that it filed with the bankruptcy court in connection with the confirmation of the Company’s plan of reorganization.
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
On August 31, 2017, the effective date of the Company’s plan of reorganization, the Company adopted fresh-start reporting as a result of the bankruptcy reorganization as prescribed in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") and the provisions of FASB ASC No. 852, "Reorganizations". As required by fresh-start reporting, the Company’s assets and liabilities were recorded at fair value by allocating the reorganization value determined in connection with the plan of reorganization. Accordingly, the Company’s financial condition and results of operations from and after the effective date of the Company’s plan of reorganization are not comparable, in various material respects, to the financial condition and results of operations prior to the effective date of the Company’s plan of reorganization. Further, as a result of the implementation of the Company’s plan of reorganization and the transactions contemplated thereby, the Company’s historical financial information may not be indicative of its future financial performance.
Our common stock is traded on the OTCQB® Venture Market (the “OTCQB”), which could have an adverse impact on the market price and liquidity of our common stock and could involve additional risks compared to being listed on a national securities exchange.
The Company’s Common Stock is presently traded on the OTCQB under the ticker “CTAM”. The trading of our common stock in the OTC market rather than a national securities exchange may negatively impact the trading price of our common stock and the levels of liquidity available to our shareholders. Securities traded in the OTC market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
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
Because our common stock trades on the OTCQB, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock
Holders of our Second Lien Notes can require us to repurchase their Second Lien Notes following a fundamental change, which includes, among other things, the acquisition of more than 50% of our outstanding voting power by a person or group. We may not have sufficient funds to satisfy such cash obligations.
As of December 31, 2017, we had approximately $168.8 million of aggregate principal amount outstanding under the Second Lien Notes, including $2.4 million of MIP Notes. Interest on the Second Lien Notes accrues at the rate of 5.00%, except that the Company may, in certain circumstances, pay at the rate of 7.00% in kind. Interest on the Second Lien Notes in the first 12 months is required to be paid in kind at a rate of 7.00%. Upon the occurrence of a fundamental change (as defined in the indenture for the Second Lien Notes), which includes the acquisition of more than 50% of our outstanding voting power by a person or group, we may be required to repurchase some or all of the Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount of the Second Lien Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Second Lien Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under the Second Lien Notes, which in turn could constitute an event of default under our other outstanding indebtedness, thereby potentially resulting in the acceleration of certain of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.

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
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. Historically, we have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sectors of the North American economy. In 2015, the downturn in the oil and gas sector had a significant impact on our financial results as sales to customers which operate in that market were significantly lower than they had been previously. In February 2016, we announced the sale of all inventory from our Houston and Edmonton facilities that primarily serviced the oil and gas sector. With this sale and the subsequent closure of the Houston and Edmonton facilities, we significantly lowered our exposure to oil-related market fluctuations. Going forward, we will be primarily focused on two key industries, aerospace and industrial.
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
An impairment or additional restructuring charge could have an adverse effect on our operating results.
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
Our ability to use our net operating loss carryforwards ("NOLs") is limited.
We have incurred substantial losses since 2008. As of December 31, 2017, we had United States (“U.S.”) federal net operating loss carryforwards, or NOLs, of $162.5 million. The U.S. federal NOLs will expire in various years beginning with 2032. These U.S. federal NOLs reflect the attribute reduction for the cancellation of indebtedness resulting from our bankruptcy proceedings. We have determined that an ownership shift of greater than fifty percent occurred in 2015, 2016 and 2017 and as such, a significant portion of the pre-ownership shift NOLs are subject to an annual utilization under Internal Revenue Code (“IRC”) section 382 limitation that will act to prevent the Company from utilizing most of its losses against future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. In addition, we may not generate future taxable income so that we can use our available NOLs as an offset. As of December 31, 2017, we have a full valuation allowance against our federal and state NOLs that we do not expect to utilize under IRC section 382 as we have concluded, based on all available evidence, that it is more likely than not that we will not utilize these federal and state NOLs prior to their respective expiration.
Changes in United States tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.
On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the realizability of the deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses (such as executive compensation) contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets and/or liabilities, could result in significant charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding the reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial condition.
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
In addition to the United States, we operate in Canada, Mexico, France, the United Kingdom, Singapore, and China. An act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing or exporting products into or out of any of these countries, including the United States, or increase the costs required to do so. In addition, acts of crime or violence in these international markets could adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our consolidated financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse impact on our operating results.
The imposition of tariffs or duties on imported metals could significantly increase the price of the metals we purchase from international suppliers and/or shortages in the supply of raw materials.
On April 19, 2017, the U.S. Department of Commerce (the "DOC") initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects of steel imports on U.S. national security. On January 11, 2018, the DOC submitted its investigation report to the President, who, on March 8, 2018, signed two Presidential Proclamations imposing a 25% tariff on steel, and a 10% tariff on aluminum, imported from all countries except Canada and Mexico beginning on March 23, 2018. The imposition of these, or any future imposition of tariffs or duties, is expected to have a pervasive impact on the metals market in which we operate and could result in a decrease in imports and higher prices for those imports which are sold into the U.S. For the metals we buy internationally, we may be unable to pass through the higher costs to our customers, which could adversely impact our financial condition and operating results. In addition, a decrease in imports could cause a disruption or shortage in the availability of the raw materials that we buy, which could limit our ability to meet our customer's demand or purchase material at competitive prices. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation, all of which may adversely affect our operating results.
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

During the Successor period September 1, 2017 through December 31, 2017, approximately 0.1% of our consolidated net sales were attributable to operations in the United Kingdom, and approximately 9.3% of our consolidated net sales were attributable to operations in Europe overall. During the Predecessor period January 1, 2017 through August 31, 2017, approximately 2.3% of our consolidated net sales were attributable to operations in the United Kingdom, and approximately 9.4% of our consolidated net sales were attributable to operations in Europe overall. The Company and its various subsidiaries hold financial assets and liabilities denominated in British pounds, including cash and cash equivalents, accounts receivable, and accounts payable, and the future impacts of the United Kingdom’s exit from the EU could have a materially adverse impact on our financial condition and operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
As of December 31, 2017, approximately 21% of our U.S. employees were represented by the United Steelworkers of America (“USW”) under collective bargaining agreements, including hourly warehouse employees at our distribution centers in Cleveland, Ohio and Hammond, Indiana. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the USW to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with the USW will be or whether we will be able to meet the USW requirements without impacting our operating results and financial condition. The USW may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationship with the USW could negatively impact the timely processing and shipment of our products, which could strain relationships with customers or suppliers and adversely affect our operating results. On October 1, 2014, we entered into a four-year collective bargaining agreement with the USW, which covers approximately 104 employees at our largest facility in Cleveland, Ohio. This agreement is scheduled to expire in September 2018, and our goal is to engage in early negotiations in the spring of 2018 to secure another four-year agreement and avoid disruption to the business. Approximately 28 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW that was renegotiated in August 2016 and expires in August 2020.
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
Our largest facilities, in Cleveland (Ohio), Hammond (Indiana), and Janesville (Wisconsin) serve as primary distribution centers that ship product to our other facilities as well as external customers. Our business could be adversely impacted by a major disruption at any of these facilities due to unforeseen developments occurring in or around the facility, such as:

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
We are exposed to various interest rate risks that arise in the normal course of business. Market risk arises from changes in interest rates. We currently finance our operations with both fixed rate and variable rate borrowings, and the market value of our $168.8 million of fixed rate borrowings may be impacted by changes in interest rates. In addition, if in the future interest rates subsequently increase significantly, it could significantly increase the interest expense on our variable rate borrowings which could have an adverse effect on our operating results and liquidity.
Commodity hedging transactions may expose us to loss or limit our potential gains.
We have entered into certain fixed price sales contracts with customers which expose us to risks associated with fluctuations in commodity prices. As part of our risk management program, we may use financial instruments from time-to-time to mitigate all or portions of these risks, including commodity futures, forwards or other derivative instruments. While intended to reduce the effects of the commodity price fluctuations, these transactions may limit our potential gains or expose us to losses. Also, should our counterparties to such transactions fail to honor their obligations due to financial distress, we would be exposed to potential losses or the inability to recover anticipated gains from these transactions. As of December 31, 2017, we are not a direct party to any derivative instruments.
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
ITEM 1B — Unresolved Staff Comments
None.

ITEM 2 — Properties
The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. As of December 31, 2017, distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

Locations	Approximate Floor Area in Square Feet
North America
Bedford Heights, Ohio	374,400	(1)
Charlotte, North Carolina	116,500	(1)
Fairless Hills, Pennsylvania	71,600	(1)
Fort Smith, Arkansas	28,000
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	252,595
Janesville, Wisconsin	208,000
Kennesaw, Georgia	87,500
Mexicali, Mexico	160,220
Mississauga, Ontario	57,000
Paramount, California	155,568
Queretaro, Mexico	32,291
Santa Cantarina, Nuevo Leon, Mexico	97,692
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Wichita, Kansas	68,900
Europe
Trafford Park, England	30,000
Tarbes, France	36,705
Montoir de Bretagne, France	38,940
Asia
Shanghai, China	45,700
Singapore	39,578
Sales Offices
Auburn, Massachusetts	(Intentionally left blank)
Bilbao, Spain	(Intentionally left blank)
Fairfield, Ohio	(Intentionally left blank)
Sub-Total	2,104,189

Headquarters
Oak Brook, Illinois	39,361	(2)
GRAND TOTAL	2,143,550

(1)	Represents owned facility.

(2)	The Company’s principal executive office does not include a distribution center.

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
ITEM 4 — Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 14, 2018.

Name and Title	Age	Business Experience
Patrick R. Anderson Executive Vice President, Chief Financial Officer & Treasurer	46
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

Marec E. Edgar Executive Vice President, General Counsel, Secretary & Chief Administrative Officer	42
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

Ronald E. Knopp Executive Vice President, Chief Operating Officer	47
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

Steven W. Scheinkman President & Chief Executive Officer	64
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

PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
In connection with our reorganization and emergence from bankruptcy, on the Effective Date all of our outstanding pre-emergence common stock and all other equity interests in the Company (as defined in the Plan and which include the Company’s prior common stock, $0.01 par value per share, warrants to purchase 2.5 million shares of the Company’s prior common stock at an exercise price of $0.50 per share, and warrants to purchase 2.5 million shares of the Company’s prior common stock at an exercise price of $0.65 per share) were automatically canceled and extinguished as of such date. Pursuant to the Plan, on the Effective Date, the Company created a new class of common stock, par value $0.01 per share (the “New Common Stock”).
On the Effective Date, by operation of the Plan, the Company issued an aggregate of 2.0 million shares of its New Common Stock, as follows:

•
1.3 million shares were issued to the holders of Prepetition Second Lien Secured Claims (as defined by the Plan) in partial satisfaction of their claims, pursuant to an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of such act and Regulation D promulgated thereunder;

•
0.3 million shares were issued to the holders of Prepetition Third Lien Secured Claims (as defined by the Plan) in partial satisfaction of their claims, pursuant to an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of such act and Regulation D promulgated thereunder;

•
0.4 million shares were issued to participating holders of the Company’s outstanding common stock as of August 2, 2017 in partial satisfaction of their interests, pursuant to an exemption from the registration requirements of the Securities Act under Section 1145 of the Bankruptcy Code; and

Pursuant to the Plan, on September 1, 2017, the Company issued 1.7 million shares of restricted stock, together with an aggregate original principal amount of $2.4 million of restricted notes convertible into an additional 0.6 million shares of New Common Stock as of the Effective Date, were issued as awards under the Company’s 2017 Management Incentive Plan to certain officers of the Company, pursuant to an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of such act and Regulation D promulgated thereunder.
From August 31, 2017, through November 8, 2017, our New Common stock traded on the OTC Pink tier of the OTC Markets Group, Inc. On November 9, 2017, our New Common Stock began trading on the OTCQB tier of the OTC Markets Group, Inc. (“OTCQB”) under the symbol “CTAM”. Prior to our emergence from bankruptcy, there was no established public trading market for our New Common Stock.
The following table sets forth the intraday high and low sales prices of our common stock as reported on OTCQB for the periods presented. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
September 30, 2017 (beginning on August 31, 2017)	$5.25	$2.00
December 31, 2017	$5.25	$3.67
As of December 31, 2017, the last reported sales price of our common stock as reported on OTCQB was $3.71 per share and there were approximately 331 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.
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
The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data”. The following discussion and analysis of our financial condition and results of operations contain forward-looking statements and includes numerous risks and uncertainties, including those described under Item 1A "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
EXECUTIVE OVERVIEW
The Company’s strategy is to become a leading global provider of metals products and services and specialized supply chain solutions to targeted global industries.
On June 18, 2017 (the "Petition Date"), A.M. Castle & Co. and four of its subsidiaries (together with the A.M. Castle & Co., the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). The four subsidiaries in the chapter 11 cases are Keystone Tube Company, LLC, HY-Alloy Steels Company, Keystone Service, Inc. and Total Plastics, Inc. Also on June 18, 2017, the Debtors filed the Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court. On August 2, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the the Plan. On August 31, 2017 (the "Effective Date"), the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases.
On the Effective Date, by operation of the Plan, among other things:

•
The Company issued an aggregate of 2.0 million shares of its New Common Stock consisting of 1.3 million shares issued to holders of Prepetition Second Lien Secured Claims (as defined by the Plan) in partial satisfaction of their claims; 0.3 million shares issued to holders of Prepetition Third Lien Secured Claims (as defined by the Amended Plan) in partial satisfaction of their claims; 0.4 million shares issued to participating holders of the Company's outstanding common stock as of August 2, 2017.

•
All agreements, instruments, and other documents evidencing, related to or connected with any equity interests of the Company (which include warrants to purchase such common stock, and awards under management equity plans adopted before the Effective Date) were extinguished without recovery.

•
All outstanding indebtedness, accrued interest, and related fees of the Debtors under that certain Credit and Guaranty Agreement, dated December 8, 2016, by and among the Company, Highbridge International Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P., WFF Cayman II Limited, and SGF, LLC and Cantor Fitzgerald Securities, among others (as amended, the “Former Credit Agreement”), amounting to $49.4 million, was paid in full with the proceeds of borrowings under the New ABL Facility (defined below) and the issuance of Second Lien Notes under the Indenture dated August 31, 2017 ("Second Lien Notes Indenture").

•
All outstanding indebtedness of the Debtors under the Company’s 12.75% Senior Secured Notes due 2018 ("New Secured Notes") and the Indenture dated February 8, 2016 ("New Secured Notes Indenture"), by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, and all outstanding indebtedness of the Debtors under the Company’s 5.25% Convertible Senior Secured Notes due 2019 ("New Convertible Notes") and the Indenture dated May 19, 2016 ("New Convertible Notes Indenture"), by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, was discharged and canceled in exchange for cash, Second Lien Notes and New Common Stock in the Company.

•	The A.M. Castle & Co. 2017 Management Incentive Plan became effective.

•	All of the existing members of the Board were deemed to have resigned and were replaced by the new Board of the Company consisting of six members, four of whom are new to the Board.
Pursuant to the Plan, on September 1, 2017, the Company issued 1.7 million restricted New Common Stock shares, together with an aggregate original principal amount of $2.4 million of 5.00% / 7.00% Convertible Senior Secured PIK

Toggle Notes due 2022 ("Second Lien Notes") convertible into an additional 0.6 million shares of New Common Stock as of the Effective Date, and issued as awards under the A.M. Castle & Co. 2017 Management Incentive Plan to certain officers of the Company.
Pursuant to the Plan, on the Effective Date, the Debtors entered into a new senior secured asset-based lending facility due 2022 ("New ABL Facility").
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
Pursuant to the Plan, on the Effective Date, the Company entered into the Second Lien Notes Indenture and, pursuant thereto, issued approximately $164.9 million in Second Lien Notes.
The Second Lien Notes are five-year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the New ABL Facility.
Recent Market and Pricing Trends
Although year over year net sales were down 2.7% in the combined periods September 1, 2017 through December 31, 2017 and January 1, 2017 through August 31, 2017 compared to the year ended December 31, 2016, sales volumes increased on virtually all the products the Company sells. Overall, the Company's average tons shipped per day in 2017 were 8.9% higher than 2016. Pricing also improved for many of the Company's core products, with the exception of pricing decreases in two of the Company's most significant products, aluminum and stainless. Also, net sales in the year ended December 31, 2016 included the Company's $27.1 million sale of its entire inventory at its Houston and Edmonton facilities to an unrelated third party. The sale of this inventory was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations. Including that sale of inventory, net sales in the year ended December 31, 2016 from the Houston and Edmonton locations, which were closed in February 2016, were $33.0 million.
Industry data provided by the Metals Service Center Institute ("MSCI") indicates that overall 2017 U.S. steel service center shipment volumes increased 5% compared to 2016 levels. According to MSCI data, industry sales volumes of products consistent with the Company's product mix increased 7% in 2017 compared to 2016. All of the U.S. steel service center products tracked by the MSCI had shipment volume increases in 2017 compared to 2016 with the exception of carbon pipe and tube products, which had a decrease. The products which had the most significant increases according to MSCI data included carbon alloy bar, cold finished carbon bar, and SBQ carbon bar. The MSCI data included more modest sales volume increases for carbon plate, aluminum and stainless products.
The Company's operating results for both its successor and predecessor periods in 2017 were positively impacted by the increased demand for its products, which, in the aggregate, outpaced the demand increase reported by the MSCI. As a result of the Company's recent restructuring activities, which management believes lowered the variable and fixed costs contributing to each ton sold by the Company, the increased demand allowed the Company to experience operating margin growth, and therefore, growth in operating margin dollars, in the combined periods September 1, 2017 through December 31, 2017 and January 1, 2017 through August 31, 2017 compared to the year ended December 31, 2016.
The demand for the Company's products may change from time to time based on, among other things, general economic conditions, industry capacity, and the cyclical nature of the industries in which the Company's customers operate. A decrease in the demand for the Company's products has a significant impact on the Company's operating results. A decrease in demand results in lower sales dollars which, once costs and expenses are factored in, leads to less dollars earned from normal operations. Although the lower demand also decreases the cost of materials and operating costs, including warehouse, delivery, selling, general and administrative expenses, the decrease in these costs and expenses is often less than the decrease in sales dollars due to fixed costs, resulting in lower operating margins. Management believes its recent restructuring activities have put the Company is a better position to react to variability in end-market demand and manage the impact that demand variability might have on operating margins. Management also believes the Company's overall operating results will continue to be significantly impacted by the pricing of its products, which, in many cases, can have a more significant impact on the Company's operating results than demand because of the following reasons, among others:

•
Changes in volume resulting from changes in demand typically result in corresponding changes to the Company’s variable costs. However, as pricing changes occur, variable expenses are not directly impacted.

•	If surcharges are not passed through to the customer or are passed through without a mark-up, the Company’s profitability will be adversely impacted.
Although pricing for many of the Company's products improved in 2017 compared to the historically low prices witnessed in 2016, the pricing environment remains competitive, which, coupled with the Company's aggressive sales pricing to sell excess and slower moving inventory and residual financial impacts of its recent reorganization, tempered the gross material margins achieved by the Company in 2017. Despite this, overall the gross material margin achieved by the Company, calculated as net sales less cost of materials divided by net sales, increased from 21.0% in 2016 to 24.0% in the combined successor and predecessor periods in 2017. Cost of materials for 2016 included $27.1 million from the sale of all inventory at the Houston and Edmonton facilities to an unrelated third party at a zero gross profit margin and $14.2 million of aged and excess inventory that was sold for $2.5 million. Excluding these specified items, gross margin for 2016 was 22.1%. The Company was able to improve its gross margin from 2016 by implementing improved inventory management strategies and, though not fully matured, the better matching sales prices with the inventory replacement cost. Although pricing uncertainty remains in the market, the Company expects its margins will continue to improve in 2018 as its excess inventory is sold and replaced with inventory better matched to the current market conditions.
Current Business Outlook
With the February 2016 closure of the Company's Houston and Edmonton facilities, which primarily serviced the oil and gas sector of the energy market, the Company became principally focused on two key markets, aerospace and industrial.
The aerospace market continues to be strong with defense and commercial spending driving the demand for the Company's aluminum and stainless products. The Company expects the aerospace market to remain stable and for business to improve, particularly where the Company has long-term contracts with subcontractors who support platforms that are anticipated to grow. However, the Company does anticipate continued pressure on transactional pricing resulting from competition in the market.
General sentiment in the industrial market has improved with mining, heavy machinery and light vehicles all having a positive outlook. Given the Company's lower cost structure, which is the result of its restructuring activities, it does see an opportunity to grow market share by improving its conversion rate on transactional business on a competitive basis at still accretive net margins.
As expected, pricing for many of the Company's products began to rise in 2017. The Company was not able to fully benefit from the improved pricing environment, however, as it continues to aggressively sell its excess and slower moving inventory at lower gross material margins and due to residual financial impacts of its recent financial reorganization. Management projects that its gross material margins will improve in 2018 as a result of better matching of inventory sales prices with the inventory replacement cost and increasing sales prices which, the Company believes it will be able to pass on to its customers. The Company expects uncertainty to contribute to a competitive pricing environment in 2018, particularly given the recent enactment of a 25% tariff on steel and a 10% tariff on aluminum imported from all countries except Canada and Mexico under Section 232 of the Trade Expansion Act of 1962. However, given its long-standing relationships with domestic steel mills, the Company also believes it is currently well-positioned to take advantage of an increasing pricing environment expected to result from the tariffs and may have a competitive price advantage relative to other U.S. based steel service centers that are more reliant on imported steel and aluminum products.

RESULTS OF OPERATIONS
Our discussion of comparative period results is based upon the following components of the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

•
Restructuring expense, net, including moving costs associated with plant consolidations, employee termination and related benefits costs associated with workforce reductions, lease termination costs and other exit costs; and

•	Depreciation and amortization expenses, including depreciation for all owned property and equipment, and amortization of various intangible assets (amortization in predecessor period only).
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
In the following discussion and analysis of the results of operations and liquidity, the Company compares certain financial information for the year ended December 31, 2017 to the year ended December 31, 2016. The Company believes that in certain instances, combining the financial results when discussing the Predecessor and Successor periods within the year ended December 31, 2017 is useful for management and investors to assess the Company's ongoing financial and operational performance and trends.

Periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) compared to the Year Ended December 31, 2016 (Predecessor)
The following table sets forth certain statement of operations data for the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and for the year ended December 31, 2016 (Predecessor). Included in the operating results below for the year ended December 31, 2016 (Predecessor) is the sale of all inventory and subsequent closure of the Company's Houston and Edmonton facilities which occurred in the first quarter of 2016.

	Successor		Predecessor
	September 1, 2017 through December 31, 2017		January 1, 2017 through August 31, 2017		Year Ended December 31, 2016		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	Year-over-Year $ Change	Year-over-Year % Change
Net sales	$164.9	100.0%	$353.9	100.0%	$533.1	100.0%	$(14.3)	(2.7)%
Cost of materials (exclusive of depreciation and amortization)(a)	127.8	77.5%	266.5	75.3%	421.3	79.0%	27.0	6.4%
Operating costs and expenses(b)	49.0	29.7%	100.2	28.3%	182.1	34.2%	32.9	18.1%
Operating loss	$(11.9)	(7.2)%	$(12.8)	(3.6)%	$(70.3)	(13.2)%	$45.6	64.9%
(a) Cost of materials includes $0.5 million of inventory scrapping expenses associated with restructuring activities for the year ended December 31, 2016 (Predecessor).
(b) Operating costs and expenses include $0.6 million of restructuring expenses for the period January 1, 2017 through August 31, 2017 (Predecessor) and $12.9 million of restructuring expenses for the year ended December 31, 2016 (Predecessor).
Net Sales
Net sales of $164.9 million in the period September 1, 2017 through December 31, 2017 (Successor) and $353.9 million in the period January 1, 2017 through August 31, 2017 (Predecessor) were a decrease of $14.3 million, or 2.7%, compared to the year ended December 31, 2016 (Predecessor). Net sales in the year ended December 31, 2016 (Predecessor) included the Company's $27.1 million sale of its entire inventory at its Houston and Edmonton facilities to an unrelated third party. The sale of this inventory, which was sold at a zero gross margin (calculated as net sales, less cost of materials), was the result of a strategic decision to lower the Company's exposure to oil and gas market fluctuations. Including that sale of inventory, net sales in the year ended December 31, 2016 (Predecessor) from the Houston and Edmonton locations, which were closed in February 2016, were $33.0 million. Despite the closure of these two locations, the Company posted an 8.9% increase in tons sold per day to customers in 2017 compared to 2016. Excluding the tons sold from the Houston and Edmonton locations in the year ended December 31, 2016 (Predecessor), tons sold per day increased 10.2%. Tons sold per day increased for most of the products the Company sells with the largest improvements in alloy bar and carbon and alloy plate. Offsetting the positive impact of the increase in sales volumes was an overall 4.7% decrease in average selling prices.
In 2017, the average selling prices for most of the Company's products improved compared to the historically low average selling prices in 2016. However, a decrease in the average selling price of aluminum and a slight decrease in the average selling price of stainless, two of the highest contributing products in the Company's sales mix, resulted in an overall 4.7% decrease in average selling prices.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) were $127.8 million in the period September 1, 2017 through December 31, 2017 (Successor) and $266.5 million in the period January 1, 2017 through August 31, 2017 (Predecessor) compared to $421.3 million in the year ended December 31, 2016 (Predecessor). The $27.0 million, or 6.4%, decrease in the combined 2017 periods as compared to 2016 is mainly due to the $27.1 million of cost of materials recognized on the sale of all inventory at the Company's Houston and Edmonton facilities in the year ended December 31, 2016 (Predecessor), as discussed above, partially offset by the increase in sales volume in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) compared to the year ended December 31, 2016 (Predecessor). Also, in an effort to reduce the amount of aged and excess inventory on hand, cost of materials in the year ended December 31, 2016 (Predecessor) included

$14.2 million of aged and excess inventory that was sold for $2.5 million in the fourth quarter of 2016, which increased the operating loss in the year ended December 31, 2016 (Predecessor) by $11.7 million.
Cost of materials (exclusive of depreciation and amortization) increased to 77.5% of net sales in the period September 1, 2017 through December 31, 2017 (Successor) from 75.3% of net sales in the period January 1, 2017 through August 31, 2017 (Predecessor) due mainly to aggressive product pricing and sales of aged and excess inventory in the period and lower average tons sold per day in the period September 1, 2017 through December 31, 2017 compared to the prior eight month period. Cost of materials was 79.0% of net sales in the year ended year ended December 31, 2016 (Predecessor). The prior year 2016 percentage was affected by the sale of the Houston and Edmonton inventory and the sales of aged and excess inventory.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and for the year ended December 31, 2016 (Predecessor) were as follows:

	Successor	Predecessor		Favorable/(Unfavorable)
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016	Year-over-Year $ Change	Year-over-Year % Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$25.3	$50.2	$84.5	$9.0	10.7%
Sales, general and administrative expense	20.5	39.2	68.3	8.6	12.6%
Restructuring expense, net	—	0.6	12.9	12.3	95.3%
Depreciation and amortization expense	3.2	10.2	16.4	3.0	18.3%
Total operating costs and expenses	$49.0	$100.2	$182.1	$32.9	18.1%
Total operating costs and expenses decreased by $32.9 million from $182.1 million in the year ended December 31, 2016 (Predecessor) to $49.0 million in the period September 1, 2017 through December 31, 2017 (Successor) and $100.2 million in the period January 1, 2017 through August 31, 2017 (Predecessor):

•
Warehouse, processing and delivery expense decreased by $9.0 million primarily as a result of lower payroll, benefit and freight costs as well as the timing of the resolution of certain real estate and personal property tax matters associated with the Houston and Edmonton facilities, which were closed in the first quarter of 2016. The resolution of these matters contributed approximately $3.9 million to the overall decrease in warehouse, processing and delivery expenses.

•	Sales, general and administrative expense decreased by $8.6 million mainly as a result of lower payroll, benefit and outside services costs.

•
Restructuring expense, net, was $0.6 million in the period January 1, 2017 through August 31, 2017 (Predecessor), while restructuring expense, net, was $12.9 million in the year ended December 31, 2016 (Predecessor). Restructuring expenses in the year ended December 31, 2016 (Predecessor) consisted mainly of lease termination charges associated with the closure of the Company's Houston and Edmonton facilities and moving expenses associated with plant consolidations. The Company recorded no restructuring expenses in the period September 1, 2017 through December 31, 2017 (Successor) as all of the previously announced restructuring activities are complete.

•
Depreciation and amortization expense decreased by $3.0 million due mainly to no amortization of intangible assets in the period September 1, 2017 through December 31, 2017 (Successor) and lower depreciation expense in both the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) resulting from plant consolidations and closures, and equipment sales occurring in the first quarter of 2016.

Operating loss in the period September 1, 2017 through December 31, 2017 (Successor) was $11.9 million and $12.8 million, including restructuring charges of $0.6 million, in the period January 1, 2017 through August 31, 2017 (Predecessor). Operating loss in the year ended December 31, 2016 (Predecessor) was $70.3 million, which included restructuring charges of $12.9 million and the $11.7 million impact of the sale of aged and excess inventory in the fourth quarter of 2016.

Other Income and Expense, Income Taxes and Net Loss
Interest expense, net was $7.6 million in the period September 1, 2017 through December 31, 2017 (Successor) and $23.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor) compared to $36.4 million in the year ended December 31, 2016 (Predecessor). Effective on the bankruptcy Petition Date, the Company discontinued recording interest expense on outstanding prepetition debt classified as liabilities subject to compromise. As a result, interest expense for the period January 1, 2017 through the Effective Date, August 31, 2017, excludes approximately $4.9 million of contractual interest expense associated with the New Secured Notes and New Convertible Notes. Following the Plan becoming effective on August 31, 2017, the Company has significantly reduced its debt and contractual interest burden from what it had been in the comparable prepetition periods.
Financial restructuring expense of $7.0 million in the period January 1, 2017 through August 31, 2017 (Predecessor) was comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
The unrealized gain on embedded conversion option of $2.4 million in the period September 1, 2017 through December 31, 2017 (Successor) is the result of the mark-to-market adjustment associated with the bifurcated embedded derivative liability of the Company's Second Lien Notes. The unrealized loss on embedded conversion option of $0.1 million in the period January 1, 2017 through August 31, 2017 (Predecessor) and unrealized gain on embedded conversion option of $10.5 million in the year ended December 31, 2016 (Predecessor) are the result of mark-to-market adjustments associated with the bifurcated embedded derivative liability of the Company's New Convertible Notes, which were discharged and canceled by operation of the Plan. Because of the chapter 11 bankruptcy proceedings, the fair value of the derivative liability for the embedded conversion feature of the New Convertible Notes was estimated to be $0 as of the Petition Date, and the carrying value of the embedded conversion feature was written off to reorganization items, net in the second quarter of 2017.
Debt restructuring loss of $8.6 million in the year ended December 31, 2016 (Predecessor) consisted primarily of consent fees and legal and other direct costs incurred in conjunction with private exchange offer and consent solicitation to certain eligible holders to exchange New Secured Notes for the Company's outstanding 12.75% Senior Secured Notes due 2016 (the "Secured Notes"), the issuance of New Convertible Notes in exchange for outstanding 7.0% Senior Secured Convertible Notes due 2017 ("Convertible Notes"), and the termination of the Company's senior secured asset-based revolving credit facility in existence at that time. These fees were partly offset by gains resulting from the conversion of New Convertible Notes to equity. On the Effective Date, pursuant to the Plan, all outstanding indebtedness of the Company under the New Secured Notes and New Convertible Notes was discharged and canceled.
Other (income) expense, net, was a gain of $2.8 million in both the period September 1, 2017 through December 31, 2017 (Successor) and the period January 1, 2017 through August 31, 2017 (Predecessor) compared to a loss of $7.6 million in the year ended December 31, 2016 (Predecessor). These gains or losses are primarily related to foreign currency transaction gains or losses on unhedged intercompany financing arrangements.
Reorganization items, net, in the period September 1, 2017 through December 31, 2017 (Successor) was a expense of $2.1 million compared to a gain of $74.5 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Amounts recorded relate to expenses and income directly associated with the chapter 11 proceedings and incurred during or, in the case of some professional fees, after the pendency of the Company's chapter 11 cases. The balance for the period September 1, 2017 through December 31, 2017 (Successor) is comprised solely of professional fees. The balance for the period January 1, 2017 through August 31, 2017 (Predecessor) is comprised of a gain on extinguishment of debt of $90.0 million and a gain on fresh-start revaluation of $16.6 million. Offsetting these gains are $10.3 million related to the write-off of debt issuance costs and discounts related to the New Secured Notes and the New Convertible Notes, prepayment penalties and debt related fees of $13.2 million, professional fees of $7.3 million and key employee incentive plan expense of $1.2 million (refer to Note 2 - Bankruptcy Relates Disclosures, to the consolidated financial statements).
The Company recorded an income tax benefit of $3.2 million in the period September 1, 2017 through December 31, 2017 (Successor) and an income tax benefit of $1.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Income tax benefit was $2.5 million in the year ended December 31, 2016 (Predecessor). The Company’s effective tax rate is expressed as income tax expense (benefit), which includes tax expense (benefit) on the Company’s share of joint venture losses in the year ended December 31, 2016 (Predecessor), as a percentage of income (loss) from continuing operations before income taxes and equity in losses of joint venture. The effective tax rate was 19.3% and 4.0% in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively, and 2.3% in the year ended December 31, 2016 (Predecessor). The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S., the impact of the recent U.S. tax reform, and the impact of intraperiod allocations.
Equity in losses of joint venture was $4.2 million in the year ended December 31, 2016. Included in the equity in losses of joint venture was an impairment charge of $4.6 million related to the write-down of the Company's investment in joint venture to fair value. In August 2016, the Company completed the sale of its joint venture, Kreher Steel Company, LLC (“Kreher”), for aggregate cash proceeds of $31.6 million (refer to Note 4 - Joint Venture to the consolidated financial statements).
Loss from continuing operations was $13.3 million in the period September 1, 2017 through December 31, 2017 (Successor). Income from continuing operations of $36.2 million in the period January 1, 2017 through August 31, 2017 (Predecessor) includes the gain of $74.5 million for reorganization items, net. Loss from continuing operations was $114.1 million in the year ended December 31, 2016 (Predecessor). Income from discontinued operations, net of income taxes, was $6.1 million in the year ended December 31, 2016 (Predecessor), which includes an after-tax gain on the sale of its wholly-owned subsidiary, Total Plastics, Inc. ("TPI") of $1.3 million and an income tax benefit of $3.8 million consisting mainly of a $4.2 million income tax benefit from the reversal of an income tax valuation allowance.
Net loss was $13.3 million in the period September 1, 2017 through December 31, 2017 (Successor). Net income was $36.2 million in the period January 1, 2017 through August 31, 2017 (Predecessor), which includes the gain of $74.5 million for reorganization items, net. Net loss in the year ended December 31, 2016 (Predecessor), which includes income from discontinued operations (net of income taxes) of $6.1 million, was $108.0 million.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Successor	Predecessor
	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017	Year Ended December 31, 2016
(Dollar amounts in millions)
Net cash used in operating activities	$(20.6)	$(50.3)	$(35.0)
Net cash (used in) from investing activities	(3.7)	5.3	76.9
Net cash from (used in) financing activities	24.7	18.6	(16.5)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.9	(0.9)
Net change in cash and cash equivalents	$1.0	$(25.6)	$24.5
The Company’s principal source of liquidity is cash provided by operations and proceeds from borrowings under the Company's New ABL Facility. Specific components of the change in working capital are highlighted below:

•
Higher accounts receivable at both December 31, 2017 (Successor) and August 31, 2017 (Predecessor) compared to December 31, 2016 (Predecessor) resulted in $2.2 million and $6.1 million of cash flow use, compared to a $6.1 million cash flow source in the year ended December 31, 2016 (Predecessor). The higher accounts receivable balance at both December 31, 2017 (Successor) and August 31, 2017 (Predecessor) was a result of the timing of certain customer payments. Average receivable days outstanding was 53.3 days in the year ended December 31, 2017 and 54.0 days in the year ended December 31, 2016.

•
Higher inventory levels at both December 31, 2017 (Successor) and August 31, 2017 (Predecessor) compared to December 31, 2016 (Predecessor) used $2.0 million and $2.7 million of cash, respectively, while lower inventory levels at December 31, 2016 (Predecessor) compared to the prior year end 2015 were a $65.7 million cash flow source in the year ended December 31, 2016 (Predecessor). The cash flow source from inventory in year ended December 31, 2016 was attributable to the previously discussed Houston and Edmonton inventory sale as well as approximately $23.8 million in inventory reductions related to scrapping restructuring activities. Average days sales in inventory was 140.6 days in the year ended December 31, 2017 as compared to 168.1 days in the year ended December 31, 2016. The decrease in average days sales in inventory in 2017 compared to 2016 resulted primarily from continued improvement in inventory management offset somewhat by the Houston and Edmonton inventory sale and scrapping restructuring activities in 2016. The Company's inventory management strategy is focused on adjusting its inventory deployment initiatives to better align inventory at its facilities with the needs of the customers specific to that facility. In 2017, the Company's successful execution of that strategy resulting in days sales in inventory surpassing the Company's original target of approximately 150 days.

•
Total accounts payable, accrued payroll and employee benefits, and accrued and other current liabilities used cash of $4.4 million in the period September 1, 2017 through December 31, 2017 (Successor) and provided a cash flow source of $2.6 million in the period January 1, 2017 through August 31, 2017 (Predecessor) compared to a use of cash of $14.7 million over the year ended December 31, 2016 (Predecessor). Accounts payable days outstanding were 41.4 days in the year ended December 31, 2017 and 43.3 days in the same period last year.

Net cash used in investing activities of $3.7 million in the period September 1, 2017 through December 31, 2017 (Successor) were almost entirely the result of cash paid for capital expenditures. Net cash from investing activities of $5.3 million in the period January 1, 2017 through August 31, 2017 (Predecessor) is mainly due to a $7.5 million reduction in the cash collateralization requirements of outstanding letters of credit offset by cash paid for capital expenditures of $2.9 million in the period. Net cash from investing activities of $76.9 million in the year ended December 31, 2016 (Predecessor) is mainly attributable to cash proceeds from the sale of TPI and the sale of the Company's 50% ownership in Kreher, partially offset by a cash outflow of $8.0 million used to cash collateralize letters of credit that were issued under the Company's previous asset-based lending facility, which was replaced in the year ended December 31, 2016.
Net cash from financing activities of $24.7 million in the period September 1, 2017 through December 31, 2017 (Successor) was the result of proceeds from borrowings under the Company's New ABL Facility, as well as net proceeds from short-term borrowings under the Company's foreign line of credit. During the period January 1, 2017 through

August 31, 2017 (Predecessor), net cash from financing activities of $18.6 million was mainly attributable to proceeds and repayments of debt in connection with the Company's bankruptcy proceedings and included the initial borrowings and subsequent repayment of the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017 ("DIP Facility"), borrowings under the New ABL Facility, cash proceeds from the issuance of the Second Lien Notes and repayment of the prepetition First Lien Notes, as well as proceeds from short-term borrowings under the Company's foreign line of credit. Offsetting these net cash proceeds were a payment of $3.0 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI. In the year ended December 31, 2016 (Predecessor), all available proceeds from the sales of TPI and Kreher were used to pay down the Company's long-term debt, which, along with the $9.8 million payment of debt restructuring costs and $2.5 million payment of debt issuance costs, resulted in net cash used in financing activities of $16.5 million in the year ended December 31, 2016 (Predecessor).
In December 2016, the Company entered into the Credit Facilities (as defined below) with certain financial institutions (the "Financial Institutions") in order to replace and repay outstanding borrowings and support the continuance of letters of credit under the Company's senior secured asset-based revolving credit facility. The Credit Facilities were in the form of senior secured first lien term loan facilities in an aggregate principal amount of $112.0 million. The Credit Facilities consisted of a $75.0 million initial term loan facility funded at closing and a $37.0 million Delayed Draw Facility. Under the Delayed Draw Facility, $24.5 million was drawn in December 2016. On May 4, 2017, the Company entered into an amendment to the Credit Facilities Agreement, whereby the Financial Institutions agreed to accelerate the Company's access to the Delayed Draw Facility that was expected to be available in June 2017 or thereafter. The $12.5 million was drawn by the Company in May 2017 to finance additional investments in inventory and to service customers' needs.
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Credit Facilities Agreement, (ii) the New Secured Notes Indenture and the New Secured Notes issued pursuant thereto, and (iii) the New Convertible Notes Indenture and the New Convertible Notes issued pursuant thereto. The Credit Facilities Agreement, the New Secured Notes Indenture, and the New Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Facilities Agreement, the New Secured Notes Indenture, and the New Convertible Notes Indenture were automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Credit Facilities Agreement, the New Secured Notes Indenture, and the New Convertible Notes Indenture are subject to the applicable provisions of the Restructuring Support Agreement and the Bankruptcy Code.
As fully discussed at Note 2 - Bankruptcy Related Disclosures to the consolidated financial statements, on the August 31, 2017 Effective Date, the Company's bankruptcy Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. By operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Credit Facilities, amounting to $49.4 million, was paid in full with the proceeds of borrowings under the New ABL Facility and the issuance of Second Lien Notes under the Second Lien Notes Indenture. Also, on the Effective Date and by operation of the Plan, all outstanding indebtedness of the Debtors under (i) the Company's New Secured Notes Indenture and the New Secured Notes issued pursuant thereto, and (ii) the Company's New Convertible Notes Indenture and the New Convertible Notes issues pursuant thereto, were discharged and canceled.
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
The Company's New ABL Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the New ABL Facility Agreement) is less than the greater of i) 10% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Agreement) and ii) $9.0 million. The Company is not in a covenant testing period as of December 31, 2017 (Successor).
Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain cash liquidity (as defined in the New ABL Facility Agreement) in excess of the greater of $10.0 million or 12.5% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Agreement), the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the New ABL Facility Agreement (“Cash Dominion”).
Additional unrestricted borrowing capacity under the New ABL Facility at December 31, 2017 (Successor) was as follows (in millions):

Maximum borrowing capacity	$124.5
Letters of credit and other reserves	(2.1)
Availability reserve	(5.0)
Current maximum borrowing capacity	117.4
Current borrowings	(101.0)
Additional unrestricted borrowing capacity	$16.4
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
The Company must use the net proceeds of material sales of collateral, which proceeds are not used for other permissible purposes, to make an offer of repurchase to holders of the Second Lien Notes. Indebtedness for borrowings under the Second Lien Notes Indenture is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor under the Second Lien Notes, failure by an obligor under the Second Lien Notes to perform certain covenants, the invalidity or impairment of the Indenture Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
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
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of December 31, 2017 (Successor), the French subsidiary has borrowings of $5.9 million under the credit facility, which is recorded as short-term borrowings at the Consolidated Balance Sheets.
As of December 31, 2017 (Successor), the Company had $2.1 million of irrevocable letters of credit outstanding.
The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities, such as making acquisitions or paying dividends, among other things.
For additional information regarding the terms of the New ABL Facility, the Second Lien Notes, and the French credit facility refer to Note 6 - Debt, to the consolidated financial statements.
The Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2017 were $11.1 million, with approximately $3.7 million of the Company’s consolidated cash and cash equivalents balance residing in the United States.
Working capital, defined as current assets less current liabilities, and the balances of its significant components were as follows:

	Successor	Predecessor	Working Capital
(Dollar amounts in millions)	2017	2016	Increase (Decrease)
Working capital	$191.9	$203.9	$(12.0)
Inventory	154.5	146.6	7.9
Accounts receivable	74.4	64.4	10.0
Accounts payable	41.8	33.1	(8.7)
Accrued and other current liabilities	6.0	10.4	4.4
Accrued payroll and employee benefits	8.0	9.5	1.5
Cash and cash equivalents	11.1	35.6	(24.5)
The Company currently plans that it will have sufficient cash flows from its operations to continue as a going concern.
Capital Expenditures
Cash paid for capital expenditures was $3.7 million and $2.9 million in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively, compared to $3.5 million in the year ended December 31, 2016 (Predecessor). Expenditures in the 2017 periods include approximately $0.3 million for leasehold improvements at the Company's warehouse in Janesville, Wisconsin and $0.4 million related to software licenses and IT equipment. The balance of the capital expenditures in the 2017 periods is the result of normal equipment, building improvement and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will be approximately $6.5 million to $7.5 million in 2018.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2017, the Company does not anticipate making significant cash contributions to the pension plans in 2018.
The investment target portfolio allocation for the Company-sponsored pension plans and supplemental pension plan focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Refer to “Retirement Plans” within Critical Accounting Policies and Note 11 - Employee Benefit Plans to the consolidated financial statements for additional details regarding other plan assumptions.
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
Revenue Recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at time of shipment represented less than 1% of the Company’s consolidated net sales in the periods ended September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor). Revenue from shipping and handling charges is recorded in net sales. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. Actual results could differ from these estimates. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company maintains an allowance for doubtful accounts related to the potential inability of our customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers, which can fluctuate significantly from year to year. The Company cannot be certain that the rate of future credit losses will be similar to past experience.
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

For purposes of assessing whether it is more-likely-than-not that deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 13 - Income Taxes to the consolidated financial statements, for further information about the Company's valuation allowance assessments.
The Company has incurred significant losses in recent years. The Company’s operations in the United States, United Kingdom and Canada have generated pre-tax losses for the three-year period ended December 31, 2017.  As a result of the Company having recorded deferred tax assets in these jurisdictions as December 31, 2017 and 2016, coupled with the negative evidence of significant cumulative three-year pre-tax losses, the Company has provided a valuation allowance against the full net deferred tax asset balances recorded in United Kingdom and Canada and certain of the deferred income tax assets recorded by the United States operations at December 31, 2017.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for its pension plans were 3.51 - 3.58% at December 31, 2017 (Successor) 3.52 - 3.62% at August 31, 2017 (Predecessor) and 3.70 - 3.83% at December 31, 2016 (Predecessor).
The Company’s pension plan asset portfolio as of December 31, 2017 (Successor) is primarily invested in fixed income securities with a duration of approximately 12 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 9% since 2008 when the Company changed its target investment allocation to focus primarily on fixed income securities. In 2017, the pension plan assets earned approximately 10%. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. There was a funding surplus of approximately 3% at December 31, 2017 (Successor) compared to a funding deficit of 2% at December 31, 2016 (Predecessor).
To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.

The Company used the following weighted average discount rates and expected return on plan assets to determine the net periodic pension cost:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016
Discount rate	3.52 - 3.62%	3.70 - 3.83%	4.00%
Expected long-term rate of return on plan assets	5.00%	5.25%	5.25%
Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension cost (amounts in millions):

Impact on 2018 Expenses - Increase (Decrease)
50 basis point decrease in discount rate	$0.4
50 basis point increase in discount rate	(0.3)
50 basis point decrease in expected long-term rate of return on plan assets	0.8
Inventories — Inventories are stated at the lower of cost or net realizable value. The net realizable value of metals is subject to volatility. During periods when open-market prices decline below net book value, we may need to record a provision to reduce the carrying value of our inventory. We analyze the carrying value of inventory for impairment if circumstances indicate impairment may have occurred. If impairment occurs, the amount of impairment loss is determined by measuring the excess of the carrying value of inventory over the net realizable value of inventory.
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
Long-Lived Assets — The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset or asset group. If future net cash flows are less than the carrying value, the asset or asset group may be impaired. If such assets are impaired, the impairment charge is calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. The Company derives the required undiscounted cash flow estimates from historical experience and internal business plans. The Company had no impairments of long-lived assets in the periods September 1, 2017 through December 31, 2017 (Successor), January 1, 2017 through August 31, 2017 (Predecessor) or the year ended December 31, 2016 (Predecessor).

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
The Company’s pension plan asset portfolio as of December 31, 2017 (Successor) and December 31, 2016 (Predecessor) is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
The fair value of the Second Lien Notes, including the bifurcated embedded conversion option, falls within Level 3 of the fair value hierarchy and was determined based on market information and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The main inputs and assumptions into the fair value model for the Second Lien Notes at December 31, 2017 (Successor) were as follows:

Risk-free interest rate	2.16%
Credit spreads	13.93%
PIK premium spread	2.00%
Volatility	50.00%
Given the nature and the variable interest rates, the fair value of borrowings under the New ABL Facility and the French subsidiary's foreign line of credit approximated the carrying value at December 31, 2017 (Successor).
Recent Accounting Pronouncements
See Note 1 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for detailed information on recent accounting pronouncements.

ITEM 8 — Financial Statements and Supplementary Data
(Amounts in thousands, except par value and per share data)

A.M. Castle & Co. Consolidated Statements of Operations and Comprehensive (Loss) Income
	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Net sales	$164,942	$353,926	$533,150
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	127,828	266,495	421,290
Warehouse, processing and delivery expense	25,353	50,314	84,555
Sales, general and administrative expense	20,464	39,139	68,273
Restructuring expense, net	—	566	12,942
Depreciation and amortization expense	3,213	10,150	16,378
Total costs and expenses	176,858	366,664	603,438
Operating loss	(11,916)	(12,738)	(70,288)
Interest expense, net	7,634	23,402	36,422
Financial restructuring expense	—	7,024	—
Unrealized (gain) loss on embedded debt conversion option	(2,352)	146	(10,450)
Debt restructuring loss, net	—	—	8,617
Other (income) expense, net	(2,824)	(3,582)	7,582
Reorganization items, net	2,141	(74,531)	—
(Loss) income from continuing operations before income taxes and equity in losses of joint venture	(16,515)	34,803	(112,459)
Income tax benefit	(3,188)	(1,387)	(2,546)
(Loss) income from continuing operations before equity in losses of joint venture	(13,327)	36,190	(109,913)
Equity in losses of joint venture	—	—	(4,177)
(Loss) income from continuing operations	(13,327)	36,190	(114,090)
Income from discontinued operations, net of income taxes	—	—	6,108
Net (loss) income	$(13,327)	$36,190	$(107,982)

Basic and diluted (loss) income per common share:
Continuing operations	$(6.66)	$1.12	$(3.93)
Discontinued operations	—	—	0.21
Net basic and diluted (loss) income per common share	$(6.66)	$1.12	$(3.72)

Comprehensive (loss) income:
Net (loss) income	$(13,327)	$36,190	$(107,982)
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $0, $0 and $(3,669)	34	9,797	7,388
Foreign currency translation adjustments	(2,703)	16,142	494
Comprehensive (loss) income	$(15,996)	$62,129	$(100,100)
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Balance Sheets
	Successor	Predecessor
	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,104	$35,624
Accounts receivable, less allowances of $1,586 and $1,945, respectively	74,370	64,385
Inventories	154,491	146,603
Prepaid expenses and other current assets	12,274	10,141
Income tax receivable	1,576	433
Total current assets	253,815	257,186
Goodwill and intangible assets, net	8,176	4,101
Prepaid pension cost	10,745	8,501
Deferred income taxes	1,278	381
Other noncurrent assets	1,344	9,449
Property, plant and equipment:
Land	5,581	2,070
Buildings	21,296	37,341
Machinery and equipment	33,011	125,836
Property, plant and equipment, at cost	59,888	165,247
Accumulated depreciation	(2,961)	(115,537)
Property, plant and equipment, net	56,927	49,710
Total assets	$332,285	$329,328
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$41,757	$33,083
Accrued payroll and employee benefits	7,963	9,485
Accrued and other current liabilities	5,968	10,369
Income tax payable	262	209
Short-term borrowings	5,854	—
Current portion of long-term debt	118	137
Total current liabilities	61,922	53,283
Long-term debt, less current portion	199,903	286,459
Deferred income taxes	16,166	—
Build-to-suit liability	10,148	12,305
Other noncurrent liabilities	3,784	5,978
Pension and postretirement benefit obligations	6,377	6,430
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Predecessor preferred stock, $0.01 par value—9,988 shares authorized (including 400 Series B Junior Preferred, $0.00 par value); no shares issued and outstanding at December 31, 2016	—	—
Predecessor common stock, $0.01 par value—60,000 shares authorized; 32,768 shares issued and 32,566 outstanding at December 31, 2016	—	327
Successor common stock, $0.01 par value—200,000 Class A shares authorized with 3,734 shares issued and outstanding at December 31, 2017	37	—
Predecessor additional paid-in capital	—	244,825
Successor additional paid-in capital	49,944	—
Accumulated deficit	(13,327)	(253,291)
Accumulated other comprehensive loss	(2,669)	(25,939)
Predecessor treasury stock, at cost — 202 shares at December 31, 2016	—	(1,049)
Total stockholders’ equity (deficit)	33,985	(35,127)
Total liabilities and stockholders’ equity (deficit)	$332,285	$329,328
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Cash Flows
	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Operating activities:
Net (loss) income	$(13,327)	$36,190	$(107,982)
Less: Income from discontinued operations, net of income taxes	—	—	6,108
(Loss) income from continuing operations	(13,327)	36,190	(114,090)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	3,213	10,150	16,378
Amortization of deferred financing costs and debt discount	1,958	3,810	4,798
Debt restructuring loss, net	—	—	8,617
Loss from lease termination	—	—	2,200
Unrealized (gain) loss on embedded debt conversion option	(2,352)	146	(10,450)
Noncash interest paid in kind	3,865	—	—
Noncash reorganization items, net	—	(87,107)	—
Loss on sale of property, plant & equipment	26	7	1,874
Unrealized gains on commodity hedges	—	—	(1,015)
Unrealized foreign currency transaction (gain) loss	(1,709)	(4,439)	4,506
Equity in losses of joint venture	—	—	4,141
Deferred income taxes	(3,437)	(953)	(4,354)
Non-cash compensation expense	866	630	1,154
Other, net	634	537	(80)
Changes in assets and liabilities:
Accounts receivable	(2,205)	(6,061)	6,100
Inventories	(1,978)	(2,703)	65,712
Prepaid expenses and other current assets	752	(3,100)	1,358
Other noncurrent assets	324	1,664	1,993
Prepaid pension costs	(1,395)	(849)	(59)
Accounts payable	(4,548)	8,602	(8,449)
Accrued payroll and employee benefits	945	(2,670)	300
Income tax payable and receivable	(828)	(340)	(105)
Accrued and other current liabilities	(773)	(3,332)	(6,514)
Postretirement benefit obligations and other noncurrent liabilities	(585)	(471)	(3,063)
Net cash used in operating activities of continuing operations	(20,554)	(50,289)	(29,048)
Net cash used in operating activities of discontinued operations	—	—	(5,914)
Net cash used in operating activities	(20,554)	(50,289)	(34,962)
Investing activities:
Proceeds from sale of investment in joint venture	—	—	31,550
Capital expenditures	(3,742)	(2,850)	(3,499)
Proceeds from sale of property, plant and equipment	31	619	3,265
Cash collateralization of letters of credit	—	7,492	(7,968)
Net cash (used in) from investing activities of continuing operations	(3,711)	5,261	23,348
Net cash from investing activities of discontinued operations	—	—	53,570
Net cash (used in) from investing activities	(3,711)	5,261	76,918
Financing activities:
Short-term borrowings, net	1,720	3,797	—
Proceeds from long-term debt including credit facilities	22,973	195,026	722,547
Repayments of long-term debt including credit facilities	(25)	(175,414)	(725,821)
Payments of debt restructuring costs	—	—	(9,802)
Payments of debt issue costs	—	(1,831)	(2,472)
Payments of build-to-suit liability	—	(3,000)	(932)

A.M. Castle & Co. Consolidated Statements of Cash Flows
	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Net cash from (used in) financing activities	24,668	18,578	(16,480)
Effect of exchange rate changes on cash and cash equivalents	637	890	(952)
Net change in cash and cash equivalents	1,040	(25,560)	24,524
Cash and cash equivalents—beginning of period	10,064	35,624	11,100
Cash and cash equivalents—end of period	$11,104	$10,064	$35,624
See Note 1 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Preferred Stock (Predecessor)	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016 - Predecessor	23,888	(94)	$—	$238	$(964)	$226,844	$(145,309)	$(33,821)	$46,988
Net loss							(107,982)		(107,982)
Foreign currency translation, net of tax								494	494
Change in unrecognized pension and postretirement benefit costs, net of $(3,669) tax effect								7,388	7,388
Conversion of convertible notes	8,576			86		16,543			16,629
Common stock warrants issued						200			200
Share-based compensation						882			882
Exercise of stock options and other	304	(108)		3	(85)	356			274
Balance at December 31, 2016 - Predecessor	32,768	(202)	$—	$327	$(1,049)	$244,825	$(253,291)	$(25,939)	$(35,127)
Net income							36,190		36,190
Foreign currency translation, net of tax								385	385
Change in unrecognized pension and postretirement benefit costs, $0 tax effect								(1,008)	(1,008)
Share-based compensation						630			630
Exercise of stock options and other		(80)			(29)	91			62
Balance at August 31, 2017 - Predecessor	32,768	(282)	$—	$327	$(1,078)	$245,546	$(217,101)	$(26,562)	$1,132
Cancellation of Predecessor equity	(32,768)	282		(327)	1,078	(245,546)	217,101	26,562	(1,132)
Issuance of Successor common stock	2,000			20		5,640			5,660
Balance at August 31, 2017 - Successor	2,000	—		$20	$—	$5,640	$—	$—	$5,660

Balance at September 1, 2017 - Successor	2,000	—		$20	$—	$5,640	$—	$—	$5,660
Net loss							(13,327)		(13,327)
Foreign currency translation, net of tax								(2,703)	(2,703)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect								34	34
Reclassification of conversion option to equity, net of $17,044 tax effect (Note 9)						43,716			43,716
Share-based compensation						605			605
Issuance of restricted shares	1,734			17		(17)			—
Balance at December 31, 2017 - Successor	3,734	—		$37	$—	$49,944	$(13,327)	$(2,669)	$33,985
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Amounts in thousands except par value and per share data)
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals distribution serving customers on a global basis. The Company has operations in the United States, Canada, Mexico, France, the United Kingdom, Spain, China and Singapore. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers. The Company's customers are principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
The Company’s corporate headquarters is located in Oak Brook, Illinois. The Company has 22 operational service centers located throughout North America (17), Europe (3) and Asia (2).
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
Basis of presentation — On June 18, 2017 (the "Petition Date"), A. M. Castle & Co. and four of its subsidiaries (together with A.M. Castle & Co., the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). Also on June 18, 2017, the Debtors filed the Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court. On August 2, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. On August 31, 2017 (the “Effective Date”), the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases.
The consolidated financial statements included herein have been prepared to reflect the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 852, "Reorganizations" and ASC No. 805, "Business Combinations". Accordingly, the Company adopted fresh-start accounting upon emergence from their chapter 11 cases and became a new entity for financial reporting purposes as of September 1, 2017. For accounting purposes, all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock, the entry into a new asset-based revolving credit facility and new senior secured convertible notes, and the accelerated debt obligations of the Company that were satisfied pursuant to the terms of the Plan, were recorded as of August 31, 2017. Accordingly, the consolidated financial statements for the Successor are not comparable to the consolidated financial statements for the Predecessor.
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report contains consolidated financial statements of the Company as of December 31, 2017 (Successor), as of and for the year ended December 31, 2016 (Predecessor), for the period from January 1, 2017 to August 31, 2017 (Predecessor), and for the period from September 1, 2017 to December 31, 2017 (Successor).

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
The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company's principal source of liquidity is cash flows from operations and borrowings under its asset-based revolving credit facility.

Use of estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, the valuation goodwill and intangible assets, the valuation of deferred income taxes, the fair value of the Company's Second Lien Notes, including the conversion option, pension and other post-employment benefits and share-based compensation.
Revenue recognition — Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the periods ended September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor). Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the periods ended September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and year ended December 31, 2016 (Predecessor), shipping and handling costs included in warehouse, processing and delivery expenses were $8,120, $16,292, and $26,370, respectively.
The Company maintains an allowance for doubtful accounts related to the potential inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.
The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the table below:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Balance, beginning of period	$—	$1,945	$2,380
Add Provision charged to expense(a)	1,735	34	37
Recoveries	13	25	32
Less Charges against allowance	(162)	(316)	(504)
Fresh-start accounting adjustment	—	(1,688)	—
Balance, end of period	$1,586	$—	$1,945
(a) Includes the net amount of credit memos reserved and issued.
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

•
Restructuring activity, net, including employee termination and related benefits associated with salaried and hourly workforce reductions, lease termination costs, moving costs associated with plant consolidations, professional fees, and losses on the disposal of fixed assets; and

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
Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$356	$45	$59
Reclassification of conversion option from debt to equity, net (Note 9)	43,716	—	—
Cash paid during the period for:
Interest	1,209	13,332	31,404
Income taxes	495	1,889	2,434
Cash received during the period for:
Income tax refunds	49	201	500
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
Excess and obsolete inventory allowance activity is presented in the table below:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Balance, beginning of period	$—	$7,877	$13,075
Adjustments to provision	1,736	(945)	5,857
Charges against allowance	(56)	(1,661)	(11,055)
Fresh-start accounting adjustment	—	(5,271)	—
Balance, end of period	$1,680	$—	$7,877
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
In connection with the Company’s adoption of fresh-start accounting, on the Effective Date the Company made adjustments to increase the carrying value of certain property, plant and equipment to their estimated fair value. The Company’s overall range of useful lives from an accounting policy perspective did not change. However, when the fair value of each asset was adjusted, a new remaining useful life was assigned to each asset, and the new value will be depreciated over that time period, which may be different from the remaining depreciable life of that asset at the end of the Predecessor period.
The Company provides for depreciation of plant and equipment sufficient to amortize the cost over their estimated useful lives as follows:

	Successor	Predecessor
Buildings and building improvements	5 – 40 years	5 – 40 years
Plant equipment	5 – 20 years	5 – 20 years
Furniture and fixtures	2 – 10 years	2 – 10 years
Vehicles and office equipment	3 – 10 years	3 – 10 years
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method and depreciation expense in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) was $3,213 and $6,062, respectively, and $10,252 in the year ended December 31, 2016 (Predecessor).
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
Goodwill and intangible assets — In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The Company currently has one reporting unit. The Company tests goodwill for impairment at the reporting unit level on an annual basis at December 1 of each year or more frequently if a significant event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses, at least quarterly, whether any events or circumstances have significantly changed which may imply that the carrying amount of its reporting unit's goodwill is impaired.
The determination of the fair value of the reporting unit requires significant estimates and assumptions to be made by management. The fair value of the reporting unit is estimated using a combination of an income approach, which estimates fair value based on a discounted cash flow analysis using historical data, estimates of future cash flows and discount rates based on the view of a market participant, and a market approach, which estimates fair value using market multiples of various financial measures of comparable public companies. In selecting the appropriate assumptions, the Company considers the following: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industry in which the Company competes; discount rates; terminal growth rates; long-term projections of future financial performance; and relative weighting of income and market approaches. The long-term projections used in the valuation are developed as part of the Company’s annual long-term planning process. The discount rates used to determine the fair values of the reporting unit is that of a hypothetical market participant which are developed based upon an analysis of comparable companies and include adjustments made to account for any individual reporting unit specific attributes such as, size and industry.
The majority of the Predecessor Company’s recorded intangible assets as of December 31, 2016 were acquired as part of the Transtar acquisition in September 2006 and consist of customer relationships amortized over their useful lives of 4 to 12 years. In connection with the Company’s adoption of fresh-start accounting, on the Effective Date an insignificant amount of the Predecessor's intangible assets and related accumulated amortization were eliminated. Also as part of fresh-start accounting, the Company recorded an adjustment of $5,500 representing the fair value of the intangible asset of the Successor (refer to Note 2 - Bankruptcy Related Disclosures). The intangible asset of the Successor is comprised of an indefinite-lived trade name, which is not subject to amortization. The fair value of the Successor trade name intangible asset was determined based on the relief from royalty method, which estimates the savings that the owner of the asset would realize rather than paying a royalty to use the asset, using forecasted net sales attributable to the trade name and applying a royalty rate, assumed to be 0.1% to those net sales.
The Company’s indefinite-lived intangible asset is tested for impairment on an annual basis on December 1 of each year or more frequently if significant events or changes in circumstances occur which may indicate that the carrying amount of the asset may not be recoverable, as measured by comparing carrying value to the estimated future cash flows generated by its use. An impaired asset is recorded at estimated fair value, determined principally using an income-based approach similar to the relief from royalty method used in the initial valuation of the indefinite-lived intangible asset, with the excess amount of carrying value over the fair value representing the amount of the impairment. Assumptions used in the income-based approach including projected revenues and assumed royalty rate, long-term growth and discount rates.
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
During 2017, the Company's foreign assets remained pledged as collateral for certain borrowings. This continues to result in a taxable income inclusion in the U.S. of the annual earnings generated by its foreign subsidiaries. As a result of the Tax Act (see Note 13 - Income Taxes) and this pledge of foreign assets, there are no remaining undistributed earnings which have not been subject to U.S. income taxation as of December 31, 2017 (Successor) on which the Company would need to record any additional U.S. deferred tax liability.
For uncertain tax positions, if any, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. As of December 31, 2017 (Successor), the Company has no uncertain tax positions for which a tax or interest reserve has been recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits, if any, within income tax expense. Accrued interest and penalties are included within other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2017 (Successor), the Company has accrued no interest and penalties associated with unrecognized tax benefits.
During the period September 1, 2017 through December 31, 2017 (Successor), the Company recorded a net tax benefit based on currently available information and interpretations of applying the provisions of the 2017 U.S. Tax Cuts and Jobs Act (Tax Act) as of the time of filing this Annual Report on Form 10-K. In accordance with Staff Accounting Bulletin (SAB) No. 118 issued by the Securities and Exchange Commission (SEC), the income tax effect for certain aspects of the Tax Act represent provisional amounts for which the Company’s accounting is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 expresses views of the SEC regarding ASC 740, "Income Taxes", (“ASC 740”) in the reporting period that includes the enactment date of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Company adopted this guidance in the fourth quarter of 2017.
SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. During the period September

1, 2017 through December 31, 2017 (Successor), the Company recorded a net tax benefit based on currently available information and interpretations of applying the provisions of the Tax Act as of the time of filing this Annual Report on Form 10-K. In accordance with SAB No. 118 issued by the SEC, the income tax effect for certain aspects of the Tax Act represent provisional amounts for which the Company’s accounting is incomplete but a reasonable estimate could be determined and recorded during the period September 1, 2017 through December 31, 2017 (Successor). For additional information regarding the Company's adoption of SAB 118 and the impact of the Tax Act on its income taxes for the period September 1, 2017 through December 31, 2017 (Successor), refer to Note 13 - Income Taxes.
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
Foreign currency — For the majority of the Company’s operations, the functional currency is the local currency. Assets and liabilities of those operations are translated into U.S. dollars using year-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. The currency effects of translating financial statements of the Company’s non-U.S. operations which operate in local currency environments are recorded in accumulated other comprehensive loss, a separate component of stockholders’ (deficit) equity. Transaction gains or losses resulting from foreign currency transactions have historically been primarily related to unhedged intercompany financing arrangements between the United States and the United Kingdom and Canada.
(Loss) earnings per share — Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options (Predecessor), restricted stock awards (Predecessor and Successor), other share-based payment awards (Predecessor), and contingently issuable shares related to the Company’s New Convertible Notes (Predecessor), and the Company's Second Lien Notes (Successor), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 6 - Debt, for further description of the New Convertible Notes and Second Lien Notes.

The following table is a reconciliation of the basic and diluted loss per share calculations:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Numerator:
(Loss) income from continuing operations	$(13,327)	$36,190	$(114,090)
Income from discontinued operations, net of income taxes	—	—	6,108
Net (loss) income	$(13,327)	$36,190	$(107,982)
Denominator:
Weighted average common shares outstanding	2,000	32,174	29,009
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted (loss) earnings per share	2,000	32,174	29,009

Basic (loss) earnings per common share:
Continuing operations	$(6.66)	$1.12	$(3.93)
Discontinued operations	—	—	0.21
Net basic (loss) earnings per common share	$(6.66)	$1.12	$(3.72)

Diluted (loss) earnings per common share:
Continuing operations	$(6.66)	$1.12	$(3.93)
Discontinued operations	—	—	0.21
Net diluted (loss) earnings per common share	$(6.66)	$1.12	$(3.72)
Excluded outstanding share-based awards having an anti-dilutive effect	1,734	—	2,640
Excluded "in the money" portion of New Convertible Notes (Predecessor) and common stock warrants (Predecessor) having an anti-dilutive effect	—	—	—
Excluded "in the money" portion of Second Lien Notes (Successor) having an anti-dilutive effect	—	—	—
The Second Lien Notes are dilutive to the extent the Company generates net income and the average stock price during the annual period is greater than $3.77 per share, which is the conversion price of the Second Lien Notes. Under the if-converted method, the Second Lien Notes are only dilutive for the “in the money” portion of the Second Lien Notes that could be settled with the Company’s stock. In future periods, absent a fundamental change (as defined in the Second Lien Notes indenture), the outstanding Second Lien Notes could increase diluted average shares outstanding by a maximum of approximately 43,700 shares.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals-using industries. The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represented more than 5% of the Company’s total net sales in either the periods September 1, 2017 through December 31, 2017 (Successor) or January 1, 2017 through August 31, 2017 (Predecessor). Approximately 65% and 63% of the Company’s net sales in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively, were from locations in the United States.
Share-based compensation — Pursuant to the Plan, on the Effective Date, all prior director, officer and employee management incentive share-based compensation plans, as well as the unvested/unexercised awards issued thereunder, were extinguished without recovery. Also on the Effective Date, the new A.M. Castle & Co. 2017

Management Incentive Plan (the "MIP"), under which persons eligible to receive awards include directors, officers and employees of the Company and its subsidiaries, became effective.
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
Compensation expense is recognized on a straight-line basis over the vesting period based on the estimated grant date fair value of the Restricted Shares and Restricted Notes, respectively. The Company may either issue from treasury or new shares upon award vesting. In connection with the adoption of fresh-start accounting, the Company elected to make an accounting policy change related to the accounting for stock-based compensation. The Predecessor estimated the level of forfeitures expected to occur at the time of each grant and recorded compensation expense only for those stock-based awards that it ultimately expected would vest. The estimate was based on the Company's historical rates of forfeitures and was updated periodically. The Successor has elected to no longer estimate the number of stock-based awards expected to vest but rather, will account for forfeitures as they occur.
New Accounting Standards
Recently Adopted Accounting Standards
Effective January 1, 2017, the Company adopted FASB Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. Under ASU No. 2016-09, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, eliminating the notion of the additional paid-in capital pool and significantly reducing the complexity and cost of accounting for excess tax benefits and tax deficiencies. This aspect of the guidance is required to be applied prospectively. For interim reporting purposes, excess tax benefits and tax deficiencies are considered discrete items in the reporting period in which they occur and are not included in the estimate of an entity’s annual effective tax rate. ASU No. 2016-09 further eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable. Upon adoption, the Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU No. 2016-09 did not have a material impact on the Company's consolidated financial statements. As described above, upon emergence from bankruptcy, the Company elected to account for forfeitures as they occur, which did not have a material impact on the consolidated financial statements.
Recently Issued Account Standards Not Yet Effective
In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers must present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item(s) that includes the service cost component and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-07 on January 1, 2018 and concluded it will have an insignificant impact on its (loss) income before income taxes. The Company is currently assessing the impact the adoption of this ASU will have on the presentation of its statement of operations and comprehensive (loss) income.
In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other (Topic 350)", which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for annual and interim impairment tests beginning January 1, 2020 for the Company and is required to be adopted using a prospective approach. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. Unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company's annual goodwill impairment testing will next occur on December 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to reduce the existing diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The amendments in ASU No. 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The provisions of ASU No. 2016-15 must be applied retrospectively to all periods presented with limited exceptions. For public companies, the amendments in ASU No. 2016-15 were effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU No. 2016-15 on January 1, 2018 and will comply with the presentation and statement of cash flows classification guidance going forward.
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" and has subsequently issued several supplemental and/or clarifying ASUs (collectively, "ASC 606"). The underlying principle of ASC 606 is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. Adoption of ASC 606 was required for annual and interim periods beginning after December 15, 2017. Almost all of the Company’s purchase orders, contracts or purchase agreements do not contain performance obligations other than delivery of the agreed upon product, with title transfer generally occurring at the time of shipment. Thus, the Company generally recognizes revenue upon shipment of the product. Based on the Company's analysis of all of its revenue generating activities and the contracts which might impact its revenue generating activities in light of the new standard, the Company has concluded that the timing and amount of revenue recognized under ASC 606 is consistent with the revenue recognition policy under the previous guidance and none of its revenue streams are materially affected by the adoption of ASC 606. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective transition method and will expand its consolidated financial statement disclosures in order to comply with the ASU.
(2) Bankruptcy Related Disclosures
Chapter 11 Bankruptcy Filing
On the Petition Date, the Debtors filed voluntary chapter 11 petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court pursuant to the terms of a Restructuring Support Agreement (as defined below) that contemplated the reorganization of the Debtors pursuant to a prepackaged plan of reorganization. The chapter 11 cases were consolidated for procedural purposes only and were administered jointly under the caption In re Keystone Tube Company, LLC, et al. (Case No. 17-11330). No trustee was appointed in the chapter 11 cases, and during the pendency of the chapter 11 cases, the Debtors continued to operate their business as “debtors-in-possession” subject to the supervision and orders of the Bankruptcy Court in accordance with the Bankruptcy Code.
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

•
Entry into an Indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB (“WSFS, FSB”), as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately$162,502 in aggregate original principal amount of its 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “Second Lien Notes”), excluding restricted notes issued under the A.M. Castle & Co. 2017 Management Incentive Plan (See Note 10 - Share Based Compensation, for full description).

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

•	Issuance of an aggregate of 2,000 shares of a new class of common stock, par value $0.01 per share (the “New Common Stock”), as follows:

◦	1,300 shares issued to holders of Prepetition Second Lien Secured Claims in partial satisfaction of their claims;

◦	300 shares issued to holders of Prepetition Third Lien Secured Claims in partial satisfaction of their claims; and

◦	400 shares issued to participating holders of the Company's outstanding common stock as of August 2, 2017.

•	Payment in full of all general unsecured claims and claims that were unimpaired under the Plan in cash in the ordinary course of business.

•	Cash payment of $6,646 to holders of Prepetition Second Lien Secured Claims.

•	Cash payment of a put option fee of $2,000 to the Commitment Parties pursuant to the Commitment Agreement.

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

Reporting During Bankruptcy
During the pendency of the Company's chapter 11 cases, expenses and income directly associated with the chapter 11 proceedings were reported separately in reorganization items, net in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments were determined. In addition, effective as of the Petition Date and during the pendency of the Company's chapter 11 cases, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC. Upon the Company's emergence from its chapter 11 cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.
Fresh-Start Accounting
Under ASC No. 852, "Reorganizations", fresh-start accounting is required upon emergence from chapter 11 if (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company qualified for and adopted fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficits. The cancellation of all existing common shares outstanding on the Effective Date and issuance of new shares of the reorganized entity resulted in a change of control of the Company under ASC No. 852, "Reorganizations".
Adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes and the recording of the Company’s assets and liabilities at their fair value as of the Effective Date, with the excess of reorganization value over net asset values recorded as goodwill, in conformity with ASC No. 805, "Business Combinations". The estimated fair values of the Company’s assets and liabilities as of that date differed from the recorded values of its assets and liabilities as reflected in its historical consolidated financial statements. In addition, the Company’s adoption of fresh-start accounting affected its results of operations following the fresh-start reporting date, as the Company had a new basis in its assets and liabilities. The Company also adopted one new accounting policy in connection with its adoption of fresh-start accounting (see Note 1 - Basis of Presentation and Significant Accounting Policies). Consequently, the Company’s financial statements on or after the Effective Date are not comparable with the financial statements prior to that date and the historical financial statements before the Effective Date are not reliable indicators of its financial condition and results of operations for any period after it adopted fresh-start accounting.
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

The following table reconciles the Company's enterprise value to the reorganization value of the Successor's assets:

Enterprise value	$244,000
Current liabilities (excluding short-term borrowings and current portion of long-term debt)	61,169
Noncurrent liabilities (excluding long-term debt)	23,479
Reorganization value of Successor assets	$328,648
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

Reorganization Adjustments
The consolidated financial information gives effect to the following Reorganization Adjustments, the Plan and the implementation of the transactions contemplated by the Plan. These adjustments give effect to the terms of the Plan and certain underlying assumptions, which include, but are not limited to, the following:

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
An adjustment of $8,151 was made to record the estimated fair value of the Successor trade name of $5,500 and write off $24 of Predecessor intangible assets, and to record goodwill of $2,675, representing the excess of the reorganization value of the assets over the fair value of identifiable assets, as follows:

Reorganization value of assets	$328,648
Less: fair value of:
Total current assets	(251,710)
Property, plant and equipment	(56,668)
Successor trade name	(5,500)
Other noncurrent assets	(12,095)
Goodwill	$2,675
The fair value of the Successor's customer relationships was determined to be nil.

k.	Represents the elimination of deferred rent and deferred gains of $2,105, adjusting these balances to zero fair value, net of a liability for unfavorable contracts of $390.

l.	Represents the cumulative impact of fresh-start adjustments as discussed above and the elimination of Predecessor retained deficit and other comprehensive loss.

m.	Represents the recording of a tax liability related to indefinite lived trade name and land.
Contractual Interest
Effective June 18, 2017, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC. The table below shows contractual interest amounts for debt classified as LSTC calculated in accordance with the respective agreements without giving effect to any penalties as a result of the default on such agreements, which are amounts due under the contractual terms of the outstanding debt. Interest expense reported in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the periods after the Effective Date does not include $4,880, per the table below, in contractual interest on prepetition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.

Predecessor
June 18, 2017 Through August 31, 2017
12.75% Senior Secured Notes due December 15, 2018	$4,639
5.25% Convertible Notes due December 30, 2019	241
Total Contractual Interest	$4,880

Reorganization Items, Net
During the pendency of the Company's chapter 11 cases, expenses and income directly associated with the chapter 11 proceedings were reported separately in reorganization items, net in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Reorganization items, net also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments were determined. The following table presents reorganization items incurred in the the periods after the Effective Date, as reported in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income:

	Successor	Predecessor
	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017
Gain on extinguishment of debt	—	(89,989)
Gain on fresh-start revaluation	—	(16,566)
Write-off of unamortized debt issuance costs and discounts	—	10,262
Prepayment penalties and debt-related fees	—	13,191
Professional fees	2,141	7,342
Key employee incentive plan	—	1,229
Reorganization items, net	$2,141	$(74,531)
For the period from January 31, 2017 through August 31, 2017 (Predecessor), the cash reorganization items included approximately $8,571 of professional fees and employee incentives and $3,673 of debt issuance and repayment costs. Cash reorganization items included approximately $2,141 for professional fees for the period from September 1, 2017 through December 31, 2017 (Successor). The cash outflow is included in net cash provided by operating activities in our Consolidated Statements of Cash Flows for the periods presented.
(3) Discontinued Operation
On March 15, 2016, the Company completed the sale of TPI for $55,070 in cash, subject to customary working capital adjustments. Under the terms of the sale, $1,500 of the purchase price was placed into escrow pending adjustment based upon the final calculation of the working capital at closing. The Company and the buyer agreed to the final working capital adjustment during the third quarter of 2016, which resulted in the full escrowed amount being returned to the buyer. The sale resulted in pre-tax and after-tax gains of $2,003 and $1,306, respectively, for the year ended December 31, 2016 (Predecessor).
Prior to the sale of TPI, the Company had two reportable segments consisting of its Plastics segment and its Metals segment. Subsequent to the sale of TPI, which represented the Company's Plastics segment in its entirety, the Company has only one reportable segment.
Summarized results of the discontinued operation were as follows:

Predecessor
Year Ended
December 31, 2016
Net sales	$29,680
Cost of materials	21,027
Operating costs and expenses	7,288
Interest expense(a)	333
Income from discontinued operations before income taxes	$1,032
Income tax benefit (b)	(3,770)
Gain on sale of discontinued operations, net of income taxes	1,306
Income from discontinued operations, net of income taxes	$6,108
(a) Interest expense was allocated to the discontinued operation based on the debt that was required to be paid as a result of the sale of TPI.
(b) Income tax benefit for the year ended December 31, 2016 (Predecessor) includes $4,207 reversal of valuation allowance resulting from the sale of TPI.
(4) Joint Venture
Kreher Steel Company, LLC, a national distributor and processor of carbon and alloy steel bar products, headquartered in Melrose Park, Illinois, was a 50% owned joint venture of the Company. In June 2016, the Company received an offer from its joint venture partner to purchase its ownership share in Kreher for an amount that was less than the current carrying value of the Company's investment in Kreher. The Company determined that the offer to purchase its ownership share in Kreher at a purchase price lower than the carrying value indicated that it may not be able to recover the full carrying amount of its investment, and therefore recognized a $4,636 other-than-temporary impairment charge in the second quarter of 2016 to reduce the carrying amount of the investment to the negotiated purchase price. Prior to receiving the purchase offer, the Company had no previous indicators that its investment in Kreher had incurred a loss in value that was other-than-temporary. In August 2016, the Company completed the sale of its ownership share in Kreher to its joint venture partner for aggregate cash proceeds of $31,550, which resulted in a loss on disposal of $5, including selling expenses. The impairment charge and the loss on disposal are reported in equity in earnings (losses) of joint venture in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2016 (Predecessor). Because the sale of the Company's investment in Kreher is not considered to be a strategic shift that will have a major effect on the Company's operations and financial results, the results of Kreher are reflected within continuing operations in the consolidated financial statements.
The following information summarizes the Company’s participation in the joint venture as of and for the year ended December 31, 2016 (Predecessor):

2016
Equity in losses of joint venture	$(4,177)
Investment in joint venture	—
Sales to joint venture	188
Purchases from joint venture	4
(5) Goodwill and Intangible Assets
Goodwill
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The goodwill will not be tax deductible. The Company currently has one reporting unit. The Company will test goodwill for impairment at the reporting unit level on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The was no change in the carrying value of goodwill between the Effective Date and December 31, 2017 (Successor).
Intangible assets, net
The following summarizes the components of the Company's intangible assets at December 31, 2017 (Successor) and December 31, 2016 (Predecessor):

	Successor		Predecessor
	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$—	$—	$67,317	$63,216
Intangible asset not subject to amortization:
Trade name	5,500	—	—	—
Total intangible assets	$5,500	$—	$67,317	$63,216
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, an insignificant amount of intangible assets and related accumulated amortization of the Predecessor were eliminated. Also as part of fresh-start accounting, the Company recorded an adjustment of $5,500 representing the fair value of the intangible asset of the Successor (refer to Note 2 - Bankruptcy Related Disclosures). The intangible asset of the Successor is comprised of an indefinite-lived trade name, which is not subject to amortization. The fair value of the Successor trade name intangible asset was determined based on the relief from royalty method, which estimates the savings that the owner of the asset would realize rather than paying a royalty to use the asset, using forecasted net sales attributable to the trade name and applying a royalty rate, assumed to be 0.1% to those net sales.
The Company recorded amortization expense $4,088 and $6,126 for the period January 1, 2017 through August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor), respectively. The was no amortization expense recorded in the period September 1, 2017 through December 31, 2017 (Successor).
(6) Debt
Long-term debt consisted of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
LONG-TERM DEBT
7.0% Convertible Notes due December 15, 2017	—	41
11.0% Senior Secured Term Loan Credit Facilities due September 14, 2018	—	99,500
12.75% Senior Secured Notes due December 15, 2018	—	177,019
5.25% Convertible Notes due December 30, 2019	—	22,323
5.00% / 7.00% Convertible Notes due August 31, 2022	168,767	—
Floating rate New ABL Credit Facility due February 28, 2022	101,047	—
Other, primarily capital leases	288	96
Plus: derivative liability for embedded conversion feature	—	403
Less: unvested restricted Second Lien Notes(a)	(2,144)	—
Less: unamortized discount	(67,937)	(7,587)
Less: unamortized debt issuance costs	—	(5,199)
Total long-term debt	$200,021	$286,596
Less: current portion	118	137
Total long-term portion	$199,903	$286,459
(a) Represents unvested portion of $2,400 of restricted Second Lien Notes issued to certain members of management (see Note 10 - Share-based compensation).
Credit Facilities Agreement
On the Effective Date, by operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Credit Facilities Agreement, amounting to $49,400, was paid in full with the proceeds of borrowings under the New ABL Facility and the issuance of Second Lien Notes under the Second Lien Notes Indenture.
12.75% Senior Secured Notes
On the Effective Date, by operation of the Plan, all outstanding indebtedness of the Debtors under the Company's 12.75% New Secured Notes and the New Secured Notes Indenture, was discharged and canceled.
5.25% Convertible Senior Secured Notes
On the Effective Date, by operation of the Plan, all outstanding indebtedness of the Debtors under the Company's 5.25% New Convertible Notes and the New Convertible Notes Indenture, was discharged and canceled.
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
The Company may prepay its obligations under the New ABL Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Indebtedness for borrowings under the New ABL Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of a loan party, failure by a loan party to perform certain covenants, defaults under indebtedness owed to third parties, certain liability producing events relating to the Employee Retirement Income Security Act of 1974 ("ERISA"), the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Interest on indebtedness accrues based on the applicable prime or LIBOR-based rate plus a margin, as set forth in the New ABL Facility. Additionally, the Company must pay a monthly Facility Fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount, 0.375% per annum) multiplied by (ii) the amount by which the maximum revolving advance amount exceeds such average daily revolving facility usage for such month. The weighted average interest rate on outstanding borrowings under the Revolving Credit Facility for the Successor period September 1, 2017 through December 31, 2017 (Successor) was 3.95% and the weighted average Facility Fee for the period was 0.25%. The Company pays certain customary recurring fees with respect to the Revolving Credit Facility.
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
The Company's New ABL Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the New ABL Facility Agreement) is less than the greater of i) 10% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Agreement) and ii) $9.0 million. The Company is not in a covenant testing period as of December 31, 2017 (Successor).
Second Lien Notes
Pursuant to the Plan, on the Effective Date, the Company entered into a Second Lien Notes Indenture with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately $164,902 in aggregate original principal amount of its Second Lien Notes, including $2,400 of restricted Second Lien Notes issued to certain members of management (see Note 10 - Share-based compensation).
The Second Lien Notes are five year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the New ABL Facility.
As further described below, the Second Lien Notes are convertible into common stock at the option of the holder. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares. The Company determined that upon issuance, the conversion option was not clearly and closely related to the economic characteristics of the Second Lien Notes, nor did it meet the criteria to be considered indexed to the Company’s common stock. As a result, the Company concluded that the embedded conversion option must be bifurcated from the Second Lien Notes, separately valued and marked-to-market through earnings in each subsequent reporting period. Prior to December 31, 2017, the embedded conversion option was classified in long-term debt.
On December 31, 2017, changes in the Company's governance were resolved that resulted in the conversion option meeting the criteria to be considered indexed to the Company’s common stock effective December 31, 2017. Accordingly, the conversion option was no longer required to be recognized as a bifurcated embedded derivative with changes in its fair value marked-to-market through earnings. On this date, the previously bifurcated embedded conversion option was remeasured to a fair value of $60,760 and reclassified from a liability to additional paid-in capital. The deferred tax asset of $17,044 associated with the temporary difference between the financial reporting basis of the liability and its tax basis at the Effective Date was also reclassified to additional paid-in capital for a net reclass to additional paid in capital of $43,716.
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
The Company must use the excess proceeds of material sales of collateral to make an offer of repurchase to holders of the Second Lien Notes. Indebtedness for borrowings under the Second Lien Notes Indenture is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor under the Second Lien Notes, failure by an obligor under the Second Lien Notes to perform certain covenants, the invalidity or impairment of the Indenture Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Interest on the Second Lien Notes accrues at the rate of 5.00%, except that the Company may, in circumstances where the payment on interest in cash would cause a condition of default under the New ABL Facility, pay at the rate of 7.00% in kind. Currently, the Company is paying interest on the Second Lien Notes in kind at a rate of 7.00%, as required in the first 12 months per the Second Lien Notes Indenture. Interest expense of $3,865 was paid in kind for the period September 1, 2017 through December 31, 2017 (Successor).
Short-term borrowings
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of December 31, 2017 (Successor), the French subsidiary has borrowings of $5,854 under the credit facility.
(7) Fair Value Measurements
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
The Company’s pension plan asset portfolio as of December 31, 2017 (Successor) and December 31, 2016 (Predecessor) is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the pension plan asset portfolio are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 11 - Employee Benefit Plans for pension fair value disclosures.
Fair Value Measurements of Debt
As of December 31, 2017 (Successor), the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $159,042 compared to a carrying value of $166,623. The fair values for the Second Lien Notes, including the conversion option, falls within Level 3 of the fair value hierarchy and was determined based on market information and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The main inputs and assumptions into the fair value model for the Second Lien Notes at December 31, 2017 (Successor) were as follows:

Risk-free interest rate	2.16%
Credit spreads	13.93%
PIK premium spread	2.00%
Volatility	50.00%
Given the nature and the variable interest rates, the fair value of borrowings under the New ABL Facility and the French subsidiary's foreign line of credit approximated the carrying value at December 31, 2017 (Successor).
Fair Value Measurements of Embedded Conversion Feature
The estimated fair value of the conversion option of the Second Lien Notes reclassified from a derivative liability classified as long-term debt to additional paid-in capital on December 31, 2017 (Successor) was estimated to be $60,760 as of that date (see Note 6 - Debt). The estimated fair value of the conversion option of the Second Lien Notes, which falls within Level 3 of the fair value hierarchy, was measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the Second Lien Notes and observed spreads of similar debt instruments that do not include a conversion feature. Effective with the reclassification of the conversion option from debt to additional paid-in capital on December 31, 2017 (Successor), the conversion option will no longer be measured at fair value on a recurring basis.

Prior to December 31, 2017, the conversion option was recognized as a derivative liability classified as long-term debt with changes in its fair value marked-to-market through earnings. The following reconciliation represents the change in fair value of the conversion option of the Second Lien Notes between December 31, 2016 (Predecessor) and December 31, 2017 (Successor) prior to its reclassification to additional paid-in capital:

Derivative liability for embedded conversion option (Successor)
Fair value at issuance date	$61,608
Interest paid in kind	1,504
Mark-to-market adjustment on conversion feature(a)	(2,352)
Fair value as of December 31, 2017 (Successor)	$60,760
(a) Mark-to-market adjustment is recognized in unrealized gain on embedded debt conversion option in the Consolidated Statements of Operations and Comprehensive (Loss) Earnings in the period September 1, 2017 through December 31, 2017 (Successor).
(8) Lease Agreements
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
Subsequent to the completion of construction, the Company did not qualify for sale-leaseback accounting because of provisions in the lease which constituted prohibited continuing involvement. As a result, the Company will amortize the build-to-suit liability over the lease term and depreciate the building over the lease term. The Company has reflected $10,148 and $12,305 as build-to-suit liability in the Consolidated Balance Sheets as of December 31, 2017 (Successor) and December 31, 2016 (Predecessor), respectively.
Total gross value of property, plant and equipment under capital leases was $360 and $524 as of December 31, 2017 (Successor) and December 31, 2016 (Predecessor), respectively.
Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 (Successor) are as follows:

	Capital Leases	Operating Leases	Built-to-Suit Lease
2018	$118	$7,970	$897
2019	117	5,848	915
2020	54	4,878	933
2021	—	4,511	952
2022	—	4,643	971
Later years	—	7,255	8,451
Total future minimum rental payments	$289	$35,105	$13,119
Total rental payments charged to expense were $2,869 in the period September 1, 2017 through December 31, 2017 (Successor), $6,028 in the period January 1, 2017 through August 31, 2017 (Predecessor), and $9,175 in the year ended December 31, 2016 (Predecessor). Lease extrication charges of $6,038 associated with restructuring activities were charged to expense in the year ended December 31, 2016 (Predecessor) within restructuring expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no lease extrication charges in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor).

(9) Stockholders' Equity
Stockholders' Equity upon Emergence from Bankruptcy
Pursuant to the Plan, on the Effective Date the Company issued an aggregate of 2,000 shares of New Common Stock. All agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company (which include warrants to purchase the Company’s prior common stock and unvested/unexercised awards under any existing pre-Effective Date management incentive compensation plans) were canceled without recovery (refer to Note 2 - Bankruptcy Related Disclosures).
Reclassification of Conversion Option from Liabilities to Equity
On December 31, 2017, the Company determined that the condition that caused the conversion option to not meet the criteria to be considered indexed to the Company’s common stock was no longer in effect, and the conversion option met the criteria to be considered indexed to the Company’s common stock effective December 31, 2017 (see Note 6 - Debt). Accordingly, the previously bifurcated embedded conversion option was remeasured to a fair value of $60,760 and reclassified from a liability to additional paid-in capital. The deferred tax asset of $17,044 associated with the temporary difference between the financial reporting basis of the derivative and its tax basis at the Effective Date was also reclassified to additional paid-in capital for a net reclass to additional paid-in capital of $43,716.
Accumulated Comprehensive Loss
Accumulated other comprehensive loss as reported in the Consolidated Balance Sheets as of December 31, 2017 (Successor) and December 31, 2016 (Predecessor) was comprised of the following:

	Successor	Predecessor
	December 31	December 31
	2017	2016
Unrecognized pension and postretirement benefit (costs), net of tax	$34	$(9,797)
Foreign currency translation losses, net of tax	(2,703)	(16,142)
Total accumulated other comprehensive loss, net of tax	$(2,669)	$(25,939)

Changes in accumulated other comprehensive (loss) income by component for are as follows:

	Defined Benefit Pension and Postretirement Items			Foreign Currency Items			Total

	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017	Year Ended December 31, 2016	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017	Year Ended December 31, 2016	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017	Year Ended December 31, 2016

Beginning Balance	$—	$(9,797)	$(17,185)	$—	$(16,142)	$(16,636)	$—	$(25,939)	$(33,821)
Other comprehensive income (loss) before reclassifications, net of tax	34	—	5,565	(2,703)	385	494	(2,669)	385	6,059
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	(1,008)	1,823	—	—	—	—	(1,008)	1,823
Net current period other comprehensive income (loss)	34	(1,008)	7,388	(2,703)	385	494	(2,669)	(623)	7,882
Adjustment for fresh-start accounting(b)	—	10,805	—	—	15,757	—	—	26,562	—
Ending Balance	$34	$—	$(9,797)	$(2,703)	$—	$(16,142)	$(2,669)	$—	$(25,939)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the periods September 1, 2017 through December 31, 2017 (Successor), January 1, 2017 through August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor).
(b) In connection with the application of fresh-start accounting, Predecessor accumulated comprehensive loss was eliminated (refer to Note 2 - Bankruptcy Related Disclosures).

Reclassifications from accumulated other comprehensive loss are as follows:

	Successor	Predecessor
	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017	Year Ended December 31, 2016

Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$—	$(133)	$(200)
Actuarial (loss) gain(a)	—	1,141	(1,623)
Total before tax	—	1,008	(1,823)
Tax effect	—	—	—
Total reclassifications for the period, net of tax	$—	$1,008	$(1,823)
(a) These accumulated other comprehensive loss income are included in the computation of net periodic pension and postretirement benefit cost included in sales, general and administrative expense.
(10) Share-based Compensation
On the Effective Date, pursuant to the operation of the Plan, the Company's MIP became effective.
The Board or a committee thereof (either, in such capacity, the “Administrator”) will administer the MIP. The Administrator has broad authority under the MIP, among other things, to: (i) select participants; (ii) determine the terms and conditions, not inconsistent with the MIP, of any award granted under the MIP; (iii) determine the number of shares of the Company’s New Common Stock to be covered by each award granted under the MIP; and (iv) determine the fair market value of awards granted under the MIP.
Persons eligible to receive awards under the MIP include officers, directors and employees of the Company and its subsidiaries. The types of awards that may be granted under the MIP include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of cash or share-based awards.
The maximum number of shares of the Company’s New Common Stock that may be issued or transferred pursuant to awards under the MIP (including shares initially convertible as a result of conversion of Second Lien Notes issued pursuant to the MIP) is 3,952, which number may be increased with the approval of the Company’s shareholders. If any outstanding award granted under the MIP expires or is terminated or canceled without having been exercised or settled in full, or if shares of the Company’s New Common Stock acquired pursuant to an award subject to forfeiture are forfeited, the shares of the Company’s New Common Stock allocable to the terminated portion of such award or such forfeited shares will revert to the MIP and will be available for grant under the MIP as determined by the Administrator, subject to certain restrictions.
As is customary in management incentive plans of this nature, in the event of any change in the outstanding shares of the Company’s New Common Stock by reason of a stock split, stock dividend or other non-recurring dividends or distributions, recapitalization, merger, consolidation, spin-off, combination, repurchase or exchange of stock, reorganization, liquidation, dissolution or other similar corporate transaction, an equitable adjustment will be made in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the MIP. Such adjustment may include an adjustment to the maximum number and kind of shares of stock or other securities or other equity interests as to which awards may be granted under the MIP, the number and kind of shares of stock or other securities or other equity interests subject to outstanding awards and the exercise price thereof, if applicable.
On the Effective Date, pursuant to the operation of the Plan, all unvested and/or unexercised equity awards under any existing pre-Effective Date management incentive compensation plans were extinguished without recovery.
2017 Management Incentive Plan Award
Pursuant to the Plan, on September 1, 2017, 1,734 shares, together with an aggregate original principal amount of $2,400 of Second Lien Notes (the "Restricted Notes") convertible into an additional 638 shares of New Common Stock as of the Effective Date, were issued as awards of restricted shares of the Company's New Common Stock (the "Restricted Shares") under the MIP to certain officers of the Company.

The Restricted Shares and Restricted Notes cliff vest on August 31, 2020, subject to the conditions set forth in the MIP. The Restricted Shares grant date fair value of $3.14 per share was based on the value of the New Common Stock of the Successor Company as calculated on the Effective date.
The following table summarizes the activity relating to the Company's Restricted Shares for the period September 1, 2017 through December 31, 2017 (Successor):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at September 1, 2017 (Successor)	—	$—
Granted	1,734	3.14
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2017 (Successor)	1,734	3.14
Expected to vest after December 31, 2017 (Successor)	1,734	3.14
As of December 31, 2017, the unrecognized share-based compensation expense related to unvested Restricted Shares was $4,843 and the remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.7 years. As discussed in Note 1 - Basis of Presentation and Significant Accounting Policies, the Successor has elected to account for forfeitures as they occur.
As of December 31, 2017, the unrecognized compensation expense related to the aggregate original principal amount of $2,400 of Second Lien Notes issued to certain officers of the Company was $2,044 and is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company will recognize this expense on a straight-line basis over the three-year vesting period using the fair value at the issue date, $2,300.
Total share-based compensation expense was $605 for the period September 1, 2017 through December 31, 2017 (Successor), $630 for the period January 1, 2017 through August 31, 2017 (Predecessor) and $1,154 for the year ended December 31, 2016 (Predecessor).
(11) Employee Benefit Plans
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
Upon the adoption of fresh-start accounting, the Company remeasured its obligations under its pension plans. The re-measurement increased the Company's defined benefit pension obligations by approximately $4,348 and was driven primarily by a change in the discount rate.
The Company-sponsored pension plans are frozen for all employees except for employees represented by the United Steelworkers of America. The assets of the Company-sponsored qualified pension plan are maintained in a single trust account.
The Company’s funding policy is to satisfy the minimum funding requirements of the ERISA.

Components of net periodic pension plans (benefit) cost were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Service cost	$140	$260	$377
Interest cost	1,574	3,194	5,182
Expected return on assets	(2,767)	(5,425)	(8,139)
Amortization of prior service cost	—	133	200
Amortization of actuarial loss	—	631	1,832
Net periodic pension plans benefit	$(1,053)	$(1,207)	$(548)
The Company expects no amortization of pension prior service cost and actuarial gain/loss for the next fiscal year (Successor).
The status of the pension plans were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$159,028	$154,680	$162,941
Service cost	140	260	377
Interest cost	1,574	3,194	5,182
Benefit payments	(3,889)	(7,282)	(9,459)
Actuarial loss (gain)	574	8,176	(4,361)
Projected benefit obligation at end of period	$157,427	$159,028	$154,680
Change in plan assets:
Fair value of plan assets at beginning of period	$162,929	$157,714	$154,506
Actual return on assets	3,376	11,897	12,253
Employer contributions	342	600	414
Benefit payments	(3,889)	(7,282)	(9,459)
Fair value of plan assets at end of period	$162,758	$162,929	$157,714
Funded status – net asset	$5,331	$3,901	$3,034
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$10,745	$9,350	$8,501
Accrued liabilities	(378)	(370)	(367)
Pension benefit obligations	(5,036)	(5,079)	(5,100)
Net amount recognized	$5,331	$3,901	$3,034
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial gain (loss)	$34	$—	$(25,665)
Unrecognized prior service cost	—	—	(517)
Total	$34	$—	$(26,182)
Accumulated benefit obligation	$157,427	$158,373	$154,044
For the plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $5,414, $5,414 and $0, respectively, at December 31, 2017 (Successor), $5,449, $5,449 and $0, respectively, at August 31, 2017 (Predecessor) and $5,467, $5,467 and $0, respectively, at December 31, 2016 (Predecessor).

The assumptions used to measure the projected benefit obligations for the Company’s defined benefit pension plans were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Discount rate	3.51 - 3.58%	3.52 - 3.62%	3.70 - 3.83%
Projected annual salary increases	0 - 3.00%	0 - 3.00%	0 - 3.00%
The assumptions used to determine net periodic pension cost were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Discount rate	3.52 - 3.62%	3.70 - 3.83%	4.00%
Expected long-term rate of return on plan assets	5.00%	5.25%	5.25%
Projected annual salary increases	0 - 3.00%	0 - 3.00%	0 - 3.00%
The Company’s expected long-term rate of return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.
The Company’s pension plan assets are allocated primarily to fixed income securities at December 31, 2017 (Successor) and December 31, 2016 (Predecessor).
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
In accordance with ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value ("NAV") per Share (or Its Equivalent)," certain of the Company's investments have been valued using the NAV per share (or its equivalent) practical expedient and are therefore not classified in the fair value hierarchy. The fair value amounts presented in these tables for the Company's investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan's benefit obligations and fair value of plan assets above.
The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2017 (Successor):

	Level 1	Level 2	Level 3	Total
Fixed income securities (a)	$16,841	$140,877	$—	$157,718
Investments measured at net asset value				6,567
Accounts payable – pending trades				(1,527)
Total				$162,758
(a) Fixed income securities are comprised of corporate bonds (80%), government bonds (12%), government agency securities (3%) and other fixed income securities (5%).

The fair values of the Company’s pension plan assets fall within the following levels of the fair value hierarchy as of December 31, 2016 (Predecessor):

	Level 1	Level 2	Level 3	Total
Fixed income securities (b)	$16,427	$142,486	$—	$158,913
Investments measured at net asset value				5,455
Accounts payable – pending trades				(6,654)
Total				$157,714
(b) Fixed income securities are comprised of corporate bonds (87%), government bonds, (4%) government agency securities (2%) and other fixed income securities (7%).
The estimated future pension benefit payments are:

2018	$10,563
2019	10,670
2020	10,730
2021	10,748
2022	10,561
2023 — 2027	49,917
The Company was party to a multi-employer pension plan in Ohio. In connection with the April 2015 restructuring plan, the Company stated its intention to withdraw from the Ohio multi-employer pension plan. The liability associated with the withdrawal from this plan was initially estimated by the Company to be $5,500 at December 31, 2015 (Predecessor). Based on additional information obtained by the Company during the year ended December 31, 2016 (Predecessor), the estimated withdrawal obligation was reduced by $1,973, resulting in an estimated liability to withdraw from the plan of $3,527 at December 31, 2016 (Predecessor). The gain recognized from the reduction in the withdrawal liability is included in restructuring expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the Predecessor year ended December 31, 2016 (Predecessor).
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.
Upon the adoption of fresh-start accounting, the Company remeasured its obligations under its postretirement plans. The re-measurement decreased the Company's other postretirement benefit obligations by approximately $74 and was driven primarily by a change in the discount rate.
Components of net periodic postretirement plan benefit were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Service cost	$12	$22	$71
Interest cost	12	33	65
Amortization of actuarial gain	—	(193)	(209)
Net periodic postretirement plan gain (cost)	$24	$(138)	$(73)
The Company expects no amortization of actuarial gain/loss for the next fiscal year.

The status of the postretirement plan was as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of period	$1,490	$1,564	$2,427
Service cost	12	22	71
Interest cost	12	33	65
Benefit payments	(78)	(156)	(240)
Actuarial loss (gain)	2	27	(759)
Accumulated postretirement benefit obligation at end of period	$1,438	$1,490	$1,564
Funded status – net liability	$(1,438)	$(1,490)	$(1,564)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(97)	$(143)	$(234)
Postretirement benefit obligations	(1,341)	(1,347)	(1,330)
Net amount recognized	$(1,438)	$(1,490)	$(1,564)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial (loss) gain	$(1)	$—	$2,574
Total	$(1)	$—	$2,574
The assumed health care cost trend rates for medical plans were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Medical cost trend rate	5.50%	6.00%	6.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%
Year ultimate medical cost trend rate will be reached	2019	2019	2019
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation at December 31, 2017 (Successor) by $50 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation at December 31, 2017 (Successor) by $46 with no significant impact on the annual periodic postretirement benefit cost.
The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Net periodic postretirement benefit costs	3.61%	3.42%	3.50%
Accumulated postretirement benefit obligations	3.45%	3.45%	3.61%

Retirement Savings Plans
The Company’s retirement savings plan for U.S. employees includes features under Section 401(k) of the Internal Revenue Code. The Company provides a 401(k) matching contribution of 100% of each dollar on eligible employee contributions up to the first 3% of the employee’s pre-tax compensation, and an additional 50% of each dollar on eligible employee contributions up to the next 2% of the employee's pre-tax compensation. Each year, in addition to the employer matching contribution, the Company's Chief Executive Officer may approve a discretionary Company contribution up to 4% of eligible employee's annual pre-tax compensation. The discretionary contribution is provided as an identical percentage of each employee's annual pre-tax compensation, regardless of their individual contributions to the 401(k) program. Company contributions cliff vest after two years of employment.
The amounts expensed by the Company relating to its 401(k) plan and other international retirement plans were $749 and $1,244 for the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively, and $2,725 for the year ended December 31, 2016 (Predecessor).
(12) Restructuring Activity
The Company has implemented several restructuring plans over the last several years in an effort to adapt operations to market conditions. These restructuring plans included organizational changes, including workforce reductions and the consolidation of facilities in locations deemed to have redundant operations. The organizational changes and consolidations were part of the Company's overall plan to streamline the organizational structure, lower structural operating costs, and increase liquidity.
As a result of its restructuring activities, the Company incurred the following restructuring expenses:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Employee termination and related benefits(a)	$—	$185	$(854)
Lease termination costs	—	—	6,038
Moving costs associated with plant consolidations	—	305	4,558
Professional fees	—	76	1,839
Loss on disposal of fixed assets	—	—	1,361
Total expense	$—	$566	$12,942
(a) Employee termination and related benefits primarily consists of severance and pension related costs. Included in the year ended December 31, 2016 (Predecessor) was income of $1,973, which resulted from a reduction in an estimated pension withdrawal liability of $5,500 recorded in 2015.
In the year ended December 31, 2016 (Predecessor), the Company recorded charges of $452 for inventory moved from consolidated plants that was subsequently identified to be scrapped. The inventory charge is reported in cost of materials in the Consolidated Statement of Operations and Comprehensive Loss (Income) for the year ended December 31, 2016 (Predecessor).
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
As all of the previously announced restructuring activities are complete, the Company recorded no restructuring expenses in the period September 1, 2017 through December 31, 2017 (Successor).

Restructuring reserve activity is summarized below:

	Successor
		Period Activity
	Balance September 1, 2017	Charges (gains)	Cash payments	Impairment and non-cash activity	Balance December 31, 2017

Employee termination and related benefits(a)	$3,551	$—	$(44)	$—	$3,507
Lease termination costs(b)	701	—	(139)	—	562
Total 2017 Activity	$4,252	$—	$(183)	$—	$4,069

	Predecessor
		Period Activity
	Balance January 1, 2017	Charges	Cash payments	Impairment and non-cash activity	Balance August 31, 2017
Employee termination and related benefits	$3,627	$185	$(261)	$—	$3,551
Lease termination costs	823	—	(496)	374	701
Moving costs associated with plant consolidations	—	305	(305)	—	—
Professional fees	—	76	(76)	—	—
Total	$4,450	$566	$(1,138)	$374	$4,252

	Predecessor
		Period Activity
	Balance January 1, 2016	Charges (gains)	Cash (payments) receipts	Impairment and non-cash activity	Balance December 31, 2016
Employee termination and related benefits(c)	$8,301	$(854)	$(3,820)	$—	$3,627
Lease termination costs(d)	232	6,038	(3,160)	(2,287)	823
Moving costs associated with plant consolidations	—	4,558	(4,558)	—	—
Professional fees	—	1,839	(1,839)	—	—
Disposal of fixed assets	—	1,361	2,703	(4,064)	—
Inventory adjustment	—	452	—	(452)	—
Total 2016 Activity	$8,533	$13,394	$(10,674)	$(6,803)	$4,450
(a) As of December 31, 2017 (Successor), the short-term employee termination and related benefits of $340 is included in accrued payroll and employee benefits in the Consolidated Balance Sheets and the long-term liability of $3,167 associated with the Company's withdrawal from a multi-employer pension plan is included in other non-current liabilities in the Consolidated Balance Sheets.
(b) Payments on certain of the lease obligations are scheduled to continue until 2020. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods. As of December 31, 2017 (Successor), the short-term portion of the lease termination costs of $304 is included in accrued and other current liabilities and the long-term portion of the lease termination costs of $258 is included in other noncurrent liabilities in the Consolidated Balance Sheets.
(c) Included in charges (gains) for the year ended December 31, 2016 (Predecessor) is income of $1,973 that resulted from a reduction in an estimated pension withdrawal liability of $5,500 recorded in the year ended December 31, 2015 (Predecessor).
(d) In connection with the closure of the Company's Houston and Edmonton facilities, the Company agreed to sell its fixed assets and to a reduction in future proceeds from the sale of inventory in exchange for the assignment of its remaining lease obligations at its Houston facility resulting in a non-cash charge of $2,287 during the year ended December 31, 2016 (Predecessor).

(13) Income Taxes
The components of (loss) income from continuing operations before income taxes and equity in losses of joint venture were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Domestic	$(16,934)	$27,153	$(104,524)
Non-United States ("U.S")	419	7,650	(7,935)
The income taxes benefit consisted of the following components:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Federal
current	$—	$—	$—
deferred	(3,106)	(1,412)	(4,231)
State
current	—	25	25
deferred	(316)	—	(114)
Foreign
current	249	953	1,783
deferred	(15)	(953)	(9)
	$(3,188)	$(1,387)	$(2,546)

The items accounting for differences between the income tax benefit computed at the federal statutory rate and the provision for income taxes were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Federal income tax at statutory rates	$(5,780)	$12,181	$(39,361)
State income taxes, net of federal income tax benefits	(2,871)	(2,347)	(5,118)
Permanent items:
Section 956 inclusions	294	2,132	13,132
Convertible debt – non-deductible	—	(29,903)	3,024
Intercompany bad debt deduction	(11,680)	—	—
Other permanent differences	943	1,941	2,719
Federal and state income tax on joint venture	—	—	(1,660)
Rate differential on foreign income	(34)	(490)	795
Valuation allowance	19,157	15,771	23,746
Discrete impact of the Tax Act	(4,799)	—	—
Other	1,582	(672)	177
Income tax benefit	$(3,188)	$(1,387)	$(2,546)
Effective income tax benefit rate	19.3%	(4.0)%	2.3%
On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act. The Tax Act included significant changes to existing tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%.

On December 22, 2017, the SEC issued SAB 118, which expresses views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements.
As a result of the Tax Act's impact on the realizability of the Company's deferred tax assets, and after consideration of the impacts to valuation allowances, the Company has recognized a net tax benefit of $4,799, which was recorded as additional income tax benefit for the period September 1, 2017 through December 31, 2017 (Successor). The Company has recorded provisional adjustments but it has not completed its accounting for income tax effects for certain elements of the Tax Act.
A deferred tax asset of $17,044 at December 31, 2017 associated with the temporary difference between the financial reporting basis and tax basis at the Effective Date of an embedded derivative liability was reclassified from a liability to additional paid-in capital on December 31, 2017 (see Note 9 - Stockholders' Equity).
Significant components of deferred tax assets and liabilities of December 31, 2017 and 2016 are as follows:

	Successor	Predecessor
	December 31,	December 31,
	2017	2016
Deferred tax assets:
Pension and postretirement benefits	$—	$809
Deferred compensation	540	595
Restructuring related and other reserves	5	4
Alternative minimum tax and net operating loss carryforward	55,295	91,769
Intangible assets and goodwill	6,439	11,647
Other, net	1,692	2,818
Deferred tax assets before valuation allowance	63,971	107,642
Valuation allowance	(52,153)	(79,908)
Total deferred tax assets	$11,818	$27,734
Deferred tax liabilities:
Depreciation	$4,991	$5,006
Inventory	3,301	20,172
Pension	135	—
Excess of book basis over tax basis in investments	238	—
Convertible debt discount	17,773	1,883
Other, net	268	292
Total deferred tax liabilities	26,706	27,353
Net deferred tax (liabilities) assets	$(14,888)	$381
As of December 31, 2017 (Successor), the Company had $162,523 of federal and $207,131 of state net operating loss carryforwards which will begin expiring in 2032 and 2018, respectively, $2,010 of federal AMT credits which will be fully refundable by 2021 as a result of the Tax Act, and $546 of state credit carryforwards which will begin expiring in 2024. Substantially all of the Company's federal and state net operating loss carryforwards are expected to be limited by IRC Section 382 due to the ownership change in 2017 resulting from the Company's restructuring through its chapter 11 cases. As of December 31, 2017 (Successor), the Company had $37,335 of foreign net operating loss carryforwards, of which a significant portion carry forward for an indefinite period.
The Company continues to maintain valuation allowances against substantially all U.S. and foreign deferred tax assets to reduce those deferred tax assets to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

Activity in the Company's valuation allowances for the U.S. and non-U.S. operations were as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Domestic
Balance, beginning of period	$47,898	$69,683	$55,474
Provision charged to expense	(6,403)	(16,765)	18,906
Fresh-start accounting adjustments	—	(5,020)	—
Provision charged to discontinued operations and other comprehensive income	1,542	—	(4,697)
Balance, end of period	$43,037	$47,898	$69,683
Foreign
Balance, beginning of period	$8,725	$10,225	$8,481
Impact of foreign exchange on beginning of period balance	230	633	(702)
Fresh-start accounting adjustments	—	(354)
Provision charged to expense	161	(1,779)	2,446
Balance, end of period	$9,116	$8,725	$10,225
The Company is subject to taxation in the U.S, state jurisdictions and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not criterion, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities, including the IRS. In general, the Company is no longer subject to audit by the IRS for tax years through 2012 and state, local or foreign taxing authorities for tax years through 2011. Currently, the Company is undergoing an income tax audit related to its Canadian operations for the years 2015 and 2016. The Company does not anticipate that any adjustments from this audit will have a material impact on its consolidated financial position, results of operations or cash flows.
During 2017, the Company pledged its foreign assets as collateral for the New ABL Facility. This resulted in a foreign income inclusion in the U.S. under IRC Section 956, which was comprised of current and accumulated earnings and profits. As a result of this inclusion and the deemed repatriation under the Tax Act, there are no remaining undistributed earnings as of December 31, 2017 (Successor) on which the Company would need to record any additional deferred tax liability in the U.S.
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
The Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, stainless steel, nickel, carbon and titanium. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, CNC machinery and sheet shearing equipment. The Company also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally process, turn, polish, cut-to-length and straighten alloy and carbon bar.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Company-wide geographic data is as follows:

	Successor	Predecessor
	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017	Year Ended December 31, 2016

Net sales
United States	$107,080	$222,186	$336,495
Canada	12,476	26,897	40,107
Mexico	18,875	37,418	49,968
All other countries	26,511	67,425	106,580
Total	$164,942	$353,926	$533,150

	Successor	Predecessor
	December 31,	December 31,
	2017	2016
Long-lived assets
United States	$46,989	$40,253
Canada	3,075	2,937
Mexico	3,350	3,198
All other countries	3,513	3,322
Total	$56,927	$49,710

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.
Oak Brook, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2017 (Successor) and 2016 (Predecessor), and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the period from September 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through August 31, 2017, and for the year ended December 31, 2016 (Predecessor), and the related consolidated notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 (Successor) and 2016 (Predecessor), and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the period from September 1, 2017 through December 31, 2017 (Successor), the period from January 1, 2017 through August 31, 2017, and for the year ended December 31, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
Emergence from Bankruptcy
As discussed in Note 2 to the financial statements, on August 2, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on August 31, 2017. Accordingly, the accompanying financial statements have been prepared in conformity with Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Chicago, Illinois
March 14, 2018
We have served as the Company's auditor since 2002.

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 (Successor).

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

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 (Successor) based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control - Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2017 (Successor).

(b) Change in Internal Control Over Financial Reporting

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
Item 9B — Other Information
None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Information with respect to our executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.” All additional information required by this Item 10 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2018 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 11 — Executive Compensation
The information required by this Item 11 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2018 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2018 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2018 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 14 — Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2018 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

PART IV
ITEM 15 — Financial Statement Schedules and Exhibits
A. M. Castle & Co.
Index to Financial Statements

Page
Consolidated Statements of Operations and Comprehensive (Loss) Income—For the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor)	36
Consolidated Balance Sheets—December 31, 2017 (Successor) and December 31, 2016 (Predecessor)	37
Consolidated Statements of Cash Flows—For the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor)	38
Consolidated Statements of Stockholders' Equity (Deficit) – For the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) and the year ended December 31, 2016 (Predecessor)	40
Notes to Consolidated Financial Statements	41
Report of Independent Registered Public Accounting Firm	76
Exhibit Index

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

2.1	Debtors’ Amended Prepackaged Joint Chapter 11 Plan of Reorganization dated July 25, 2017.	8-K	2.1	August 3, 2017	1-5415

3.1	Articles of Amendment and Restatement of the Company.	8-A	3.1	August 31, 2017	1-5415

3.2	Amended and Restated Bylaws of the Company, adopted August 31, 2017.	8-A	3.2	August 31, 2017	1-5415

4.1	Specimen Certificate for New Common Stock.	8-A	4.1	August 31, 2017	1-5415

4.2	Indenture, dated August 31, 2017, between the Company, certain of its subsidiaries, WSFS, FSB, as Trustee and Collateral Agent.	8-K	10.2	September 6, 2017	1-5415

4.3	Stockholders Agreement dated as of August 31, 2017 by and among A.M. Castle & Co. and certain beneficial owners or holders of record of the New Common Stock signatory thereto.	8-A	10.1	August 31, 2017	1-5415

10.1	Revolving Credit and Security Agreement dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	September 6, 2017	1-5415

10.2	Intercreditor Agreement dated August 31, 2017, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries.	8-K	10.3	September 6, 2017	1-5415

10.3	Registration Rights Agreement dated as of August 31, 2017 by and among A. M. Castle & Co. and certain beneficial owners or holders of record of the New Common Stock signatory thereto.	8-A	10.2	August 31, 2017	1-5415

10.4*	2017 Management Incentive Plan of the Company.	10-Q	10.1	November 14, 2017	1-5415

10.5*	Form of Award Agreement under the 2017 Management Incentive Plan of the Company.	8-K	10.4	September 6, 2017	1-5415

10.6*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415

10.7*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415

10.8*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415

10.9*	Amended and Restated Employment Agreement dated December 15, 2017, between A. M. Castle & Co. and Edward Quinn.

10.10*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Steven W. Scheinkman.	10-Q	10.1	August 9, 2017	1-5415

10.11*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Marec E. Edgar.	10-Q	10.2	August 9, 2017	1-5415

10.12*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Patrick R. Anderson.	10-Q	10.3	August 9, 2017	1-5415

10.13*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Ronald E. Knopp.	10-Q	10.4	August 9, 2017	1-5415

10.14*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415

10.15*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415

10.16*	Form of A. M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415
10.17*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415

10.18*	Severance Agreement dated April 16, 2015, between A. M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415

10.19*	Change of Control Agreement, dated April 16, 2015, between A. M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415

10.20	Settlement Agreement by and among A. M. Castle & Co., Raging Capital Management, LLC, Raging Capital Master Fund, Ltd., William C. Martin, Kenneth H. Traub, Allan J. Young and Richard N. Burger, dated May 27, 2016.	8-K	10.1	May 27, 2016	1-5415

10.21	Settlement Agreement dated November 3, 2016, by and among A. M. Castle & Co., Raging Capital Management, LLC and certain of their affiliates, and Steven W. Scheinkman, Kenneth H. Traub, Allan J. Young, and Richard N. Burger.	8-K	10.1	November 4, 2016	1-5415

10.22	Amended and Restated Transaction Support Agreement, dated March 16, 2016, with certain holders of the senior secured notes and convertible notes.	8-K	10.1	March 22, 2016	1-5415

10.23	Unit Purchase Agreement, dated August 7, 2016, by and between A. M. Castle & Co. and Duferco Steel, Inc.	8-K	10.1	August 9, 2016	1-5415

10.24	Asset Purchase Agreement, dated March 11, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC.	8-K	10.1	March 17, 2016	1-5415

10.25	Amendment No. 1 to Asset Purchase Agreement, dated March 14, 2016, by and between Total Plastics, Inc. and Total Plastics Resources LLC.	8-K	10.2	March 17, 2016	1-5415

10.26*	Special Bonus Letter dated March 17, 2015, between A.M. Castle & Co. and Mr. Marec Edgar.	10-Q	10.2	April 29, 2015	1-5415

10.27*	A.M. Castle & Co. Directors Deferred Compensation Plan (as amended and restated as of January 1, 2015).	10-K/A	10.42	March 16, 2016	1-5415

10.28*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.	10-K/A	10.43	March 16, 2016	1-5415

10.29*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).	10-K/A	10.44	March 16, 2016	1-5415

10.30*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.	10-K/A	10.45	March 16, 2016	1-5415

21.1	Subsidiaries of Registrant	.

23.1	Consent of Deloitte & Touche LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
ITEM 16 — Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 14, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 14th day of March, 2018.

/s/ Steven W. Scheinkman	/s/ Patrick R. Anderson
Steven W. Scheinkman, President,	Patrick R. Anderson, Executive
Chief Executive Officer and	Vice President, Chief Financial Officer
Chairman of the Board	and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jeffrey A. Brodsky	/s/ Jonathan B. Mellin	/s/ Jacob Mercer
Jeffrey A. Brodsky, Director	Jonathan B. Mellin, Director	Jacob Mercer, Director

/s/ Jonathan Segal	/s/ Michael J. Sheehan
Jonathan Segal, Director	Michael J. Sheehan, Director