Form 10-Q
period 2018-03-31
CASTLE A M & CO
filed 2018-05-14
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2018
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of May 10, 2018 was 3,802,839 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	Successor
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,778	$11,104
Accounts receivable, less allowances of $1,663 and $1,586, respectively	91,784	74,370
Inventories	158,064	154,491
Prepaid expenses and other current assets	16,073	12,274
Income tax receivable	1,923	1,576
Total current assets	275,622	253,815
Goodwill and intangible assets, net	8,176	8,176
Prepaid pension cost	11,433	10,745
Deferred income taxes	1,298	1,278
Other noncurrent assets	1,934	1,344
Property, plant and equipment:
Land	5,581	5,581
Buildings	21,238	21,296
Machinery and equipment	34,645	33,011
Property, plant and equipment, at cost	61,464	59,888
Accumulated depreciation	(5,211)	(2,961)
Property, plant and equipment, net	56,253	56,927
Total assets	$354,716	$332,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,911	$41,757
Accrued and other current liabilities	16,396	13,931
Income tax payable	163	262
Short-term borrowings	4,803	5,854
Current portion of long-term debt	119	118
Total current liabilities	74,392	61,922
Long-term debt, less current portion	214,977	199,903
Deferred income taxes	16,294	16,166
Build-to-suit liability	9,431	10,148
Other noncurrent liabilities	3,727	3,784
Pension and postretirement benefit obligations	6,344	6,377
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value—200,000 Class A shares authorized with 3,734 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	37	37
Additional paid-in capital	51,526	49,944
Accumulated deficit	(18,468)	(13,327)
Accumulated other comprehensive loss	(3,544)	(2,669)
Total stockholders’ equity	29,551	33,985
Total liabilities and stockholders’ equity	$354,716	$332,285

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017 As Adjusted*

Net sales	$145,873	$135,926
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	109,904	101,037
Warehouse, processing and delivery expense	20,355	18,719
Sales, general and administrative expense	16,548	15,096
Restructuring expense	—	128
Depreciation and amortization expense	2,376	3,864
Total costs and expenses	149,183	138,844
Operating loss	(3,310)	(2,918)
Interest expense, net	7,126	11,946
Financial restructuring expense	—	877
Unrealized loss on embedded debt conversion option	—	146
Other income, net	(4,774)	(2,332)
Loss before income taxes	(5,662)	(13,555)
Income tax benefit	(521)	(63)
Net loss	$(5,141)	$(13,492)

Basic and diluted loss per common share	$(2.57)	$(0.42)

Comprehensive loss:
Net loss	$(5,141)	$(13,492)
Change in unrecognized pension and postretirement benefit costs, net of tax	—	214
Foreign currency translation adjustments, net of tax	(875)	(1,000)
Comprehensive loss	$(6,016)	$(14,278)

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards, for additional information.

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Operating activities:
Net loss	$(5,141)	$(13,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,376	3,864
Amortization of deferred financing costs and debt discount	1,580	1,410
Unrealized loss on embedded debt conversion option	—	146
Gain on sale of property, plant and equipment	(5)	(2)
Unrealized foreign currency gain	(991)	(527)
Noncash interest paid in kind	2,954	—
Noncash compensation expense	646	154
Deferred income taxes	127	(734)
Other, net	154	207
Changes in assets and liabilities:
Accounts receivable	(17,195)	(15,164)
Inventories	(3,389)	(10,285)
Prepaid expenses and other current assets	(3,848)	(3,938)
Other noncurrent assets	312	2,635
Prepaid pension costs	(688)	(718)
Accounts payable	11,095	15,281
Income tax payable and receivable	(440)	144
Accrued and other current liabilities	1,304	3,652
Pension and postretirement benefit obligations and other noncurrent liabilities	(54)	(171)
Net cash used in operating activities	(11,203)	(17,538)
Investing activities:
Capital expenditures	(1,538)	(1,096)
Proceeds from sale of property, plant and equipment	5	2
Proceeds from release of cash collateralization of letters of credit	—	45
Net cash used in investing activities	(1,533)	(1,049)
Financing activities:
Proceeds from long-term debt including credit facilities	11,500	—
Repayments of long-term debt including credit facilities	(22)	(78)
Repayments of short-term borrowings, net	(1,191)	—
Payments of debt issue costs	—	(911)
Payments of build-to-suit liability	(897)	—
Net cash from (used in) financing activities	9,390	(989)
Effect of exchange rate changes on cash and cash equivalents	20	197
Net change in cash and cash equivalents	(3,326)	(19,379)
Cash and cash equivalents - beginning of year	11,104	35,624
Cash and cash equivalents - end of period	$7,778	$16,245
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
The Condensed Consolidated Financial Statements included herein have been prepared to reflect the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 852, "Reorganizations" and ASC 805, "Business Combinations". Accordingly, the Company adopted fresh-start accounting upon emergence from their chapter 11 cases and became a new entity for financial reporting purposes as of September 1, 2017. For accounting purposes all emergence related transactions of the Predecessor including the impact of the issuance of the Successor common stock, the entry into a new asset-based revolving credit facility and new senior secured convertible notes, and the accelerated debt obligations of the Company that were satisfied pursuant to the terms of the Plan, were recorded as of August 31, 2017. Accordingly, the Condensed Consolidated Financial Statements for the Successor are not comparable to the Condensed Consolidated Financial Statements for the Predecessor.
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
The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). This report contains Condensed Consolidated Financial Statements of the Company as of March 31, 2018 (Successor) and for the three-months ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor). The Condensed Consolidated Balance Sheet at December 31, 2017 (Successor) is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The 2018 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
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
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Credit Facilities Agreement (as defined below) and the 11.00% Senior Secured Term Loan Credit Facilities

due 2018 issued pursuant thereto (the "Credit Facilities"), (ii) the Indenture dated February 8, 2016 (the "Secured Notes Indenture") and the 12.75% Senior Secured Notes due 2018 issued pursuant thereto (the "Secured Notes"), and (iii) the Indenture dated May 19, 2016 (the "Convertible Notes Indenture") and the 5.25% Convertible Senior Secured Notes due 2019 issued pursuant thereto (the "Convertible Notes"). The Credit Facilities Agreement, the Secured Notes Indenture, and the Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Credit Facilities Agreement, the Secured Notes Indenture, and the Convertible Notes Indenture were automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Credit Facilities Agreement, the Secured Notes Indenture, and the Convertible Notes Indenture are subject to the applicable provisions of the Restructuring Support Agreement (as defined below) and the Bankruptcy Code.
Prior to the Petition Date, on June 16, 2017, the Debtors entered into an agreement (the "Commitment Agreement") with certain of their creditors (the "Commitment Parties"). The Commitment Parties are the holders (or the investment advisors or managers for the holders) of the Credit Facility term loans made to the Company under a Credit and Guaranty Agreement, dated December 8, 2016, by and among the Company, Highbridge International Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P., WFF Cayman II Limited, and SGF, LLC and Cantor Fitzgerald Securities, among others (as amended, the “Credit Facilities Agreement").
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

◦
On the Effective Date, in connection with its entering into the New ABL Agreement, the Company borrowed an aggregate amount equal to $78,797, proceeds from which, along with proceeds of the New Money Notes (defined below) of $38,002, were used to pay down all outstanding indebtedness, accrued interest, and related fees of the Company under the Credit Facilities Agreement and the borrowings outstanding under the DIP Facility.

•
Entry into an Indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately$162,502 in aggregate original principal amount of its 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK")

Toggle Notes due 2022 (the “Second Lien Notes”), excluding restricted notes issued under the A.M. Castle & Co. 2017 Management Incentive Plan.
The Second Lien Notes were issued as follows:

◦	$111,875 in aggregate principal Second Lien Notes issued to holders of Prepetition Second Lien Secured Claims in partial satisfaction of their claims;

◦	$3,125 in aggregate principal Second Lien Notes issued to holders of Prepetition Third Lien Secured Claims in partial satisfaction of their claims; and

◦	$47,502 in aggregate principal Second Lien Notes issued to the Commitment Parties pursuant to the Commitment Agreement (the "New Money Notes").
As a result of these Plan actions, all of the outstanding indebtedness of the Secured Notes and Convertible Notes was discharged and canceled.

•	Issuance of an aggregate of 2,000 shares of a new class of common stock, par value $0.01 per share (the "New Common Stock"), as follows:

◦	1,300 shares issued to holders of Prepetition Second Lien Secured Claims in partial satisfaction of their claims;

◦	300 shares issued to holders of Prepetition Third Lien Secured Claims in partial satisfaction of their claims; and

◦	400 shares issued to participating holders of the Company's outstanding common stock as of August 2, 2017.

•	Payment in full of all general unsecured claims and claims that were unimpaired under the Plan in cash in the ordinary course of business.

•	Cash payment of $6,646 to holders of Prepetition Second Lien Secured Claims.

•	Cash payment of a put option fee of $2,000 to the Commitment Parties pursuant to the Commitment Agreement.

•
All agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company (which include the Company's prior common stock, warrants to purchase the Company’s prior common stock, and unvested/unexercised awards under any management equity plans adopted before the Effective Date) were canceled and extinguished without recovery.

•
All prior director, officer and employee incentive plans, as well as the awards issued thereunder, were canceled. The new A.M. Castle & Co. 2017 Management Incentive Plan, under which persons eligible to receive awards including directors, officers and employees of the Company and its subsidiaries, became effective.

Financial Reporting During Bankruptcy
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
Fresh-Start Accounting
Under ASC No. 852, "Reorganizations", fresh-start accounting is required upon emergence from chapter 11 if (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company qualified for and adopted fresh-start accounting as of the Effective Date. Adopting fresh-start accounting results in a new reporting entity with no beginning retained earnings or deficits. The cancellation of all existing common shares outstanding on the Effective

Date and issuance of new shares of the reorganized entity resulted in a change of control of the Company under ASC No. 852 "Reorganizations".
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
(3) New Accounting Standards
Standards Updates Adopted
In March 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers must present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item(s) that includes the service cost component and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-07 in the first quarter of 2018 and concluded it had no impact on its net loss before income taxes. Prior to the adoption of ASU No. 2017-07, the Company's net periodic pension and postretirement benefit costs were reported as sales, general and administrative expense on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss. As a result of the adoption of ASU No. 2017-07, the Company reclassified the interest cost component of net periodic pension and postretirement benefit costs of $1,210 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $1,820 from sales, general and administrative expense to other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss in the three months ended March 31, 2017 (Predecessor).
In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other (Topic 350)", which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. ASU 2017-04 is effective for annual and interim impairment tests beginning January 1, 2020 for the Company and is required to be adopted using a prospective approach. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. Unless an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company's annual goodwill impairment testing will next occur on December 1, 2018. The Company adopted the new guidance in the first quarter of 2018 and as a result, will no longer apply step two from the goodwill impairment test when performing its annual or interim goodwill impairment testing, if necessary.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to reduce the existing diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The amendments in ASU No. 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The provisions of ASU No. 2016-15 must be applied retrospectively to all periods presented with limited exceptions. For public companies, the amendments in ASU No. 2016-15 were effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company's adoption of ASU No. 2016-15 on January 1, 2018 had no financial statement impact and the Company will apply the presentation and statement of cash flows classification guidance going forward.

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
Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. The adoption of ASC 606 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations. The adoption of ASC 606 did result in the addition of required disclosures within the notes to the financial statements and the modification of certain significant accounting policies, as disclosed in Note 4 - Revenue.
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
(4) Revenue
Adoption of ASC 606, “Revenue from Contracts with Customers (Topic 606)”
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method in which the cumulative effect of initially applying the new standard was applied to contracts not completed as of that date. The adoption of Topic 606 did not have a material effect on the Company’s financial position or results of operations.
Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the three months ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor). Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three months ended March 31, 2018 (Successor) and March 31, 2017 (Predecessor), shipping and handling costs included in warehouse, processing and delivery expenses were $6,792 and $5,730, respectively. As a practical expedient under ASC 606, the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.

The Company maintains an allowance for doubtful accounts related to the potential inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.
The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the table below:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Balance, beginning of period	$1,586	$1,945
Add Provision charged to expense(a)	115	22
Recoveries	11	21
Less Charges against allowance	(49)	(191)
Balance, end of period	$1,663	$1,797
(a) Includes the net amount of credit memos reserved and issued.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer and exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net sales
United States	$93,566	$84,940
Canada	12,454	10,531
Mexico	15,948	12,772
All other countries	23,905	27,683
Total	$145,873	$135,926
The Company does not incur significant incremental costs when obtaining customer contracts and any costs that are incurred are generally not recoverable from its customers. Substantially all of the Company's customer contracts are for a duration of less than one year. As a practical expedient under ASC 606, the Company has elected to continue to recognize incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain a contract that are capitalized under ASC 606.

(5) Loss Per Share
Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options (Predecessor), restricted stock awards (Predecessor and Successor), other share-based payment awards (Predecessor), and contingently issuable shares related to the Company’s 5.25% Convertible Notes (Predecessor), and the Company's Second Lien Notes (Successor), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 7 - Debt for further description of the Convertible Notes and Second Lien Notes.
The following tables are reconciliations of the basic and diluted loss per common share calculations:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Numerator:
Net loss	$(5,141)	$(13,492)
Denominator:
Weighted average common shares outstanding	2,000	32,303
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted loss per common share	2,000	32,303

Basic loss per common share	$(2.57)	$(0.42)
Diluted loss per common share	$(2.57)	$(0.42)
Excluded outstanding share-based awards having an anti-dilutive effect	1,734	2,468

The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s outstanding Second Lien Notes (Successor) or the 5.25% Convertible Notes (Predecessor), as they were anti-dilutive under the if-converted method.
The Second Lien Notes (Successor) are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share. In future periods, absent a fundamental change (as defined in the Second Lien Notes Indenture), the outstanding Second Lien Notes could increase diluted average shares outstanding by a maximum of approximately 43,700 shares.
(6) Goodwill and Intangible Asset
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The goodwill is not tax deductible. There were no changes in the amount of goodwill recognized in the three months ended March 31, 2018 (Successor). Also as part of fresh-start accounting, the Company recorded an intangible asset comprised of the indefinite-lived trade name of the Successor, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both March 31, 2018 (Successor) and December 31, 2017 (Successor).
The Company will test both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

(7) Debt
Long-term debt consisted of the following:

	Successor
	March 31, 2018	December 31, 2017
LONG-TERM DEBT
5.00% / 7.00% Second Lien Notes due August 31, 2022	$171,720	$168,767
Floating rate New ABL Credit Facility due February 28, 2022	112,547	101,047
Other, primarily capital leases	268	288
Less: unvested restricted Second Lien Notes(a)	(1,953)	(2,144)
Less: unamortized discount	(67,486)	(67,937)
Total long-term debt	215,096	200,021
Less: current portion of long-term debt	119	118
Total long-term portion	$214,977	$199,903
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
Interest on indebtedness accrues based on the applicable Prime or LIBOR-based rate plus a margin, as set forth in the New ABL Facility. Additionally, the Company must pay a monthly facility fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount, 0.375% per annum) multiplied by (ii) the amount by which the maximum revolving advance amount exceeds such average daily revolving facility usage for such month. The weighted average interest rate on outstanding borrowings under the New ABL Facility for the three months ended March 31, 2018 (Successor) was 4.25% and the weighted average facility fee for the period was 0.25%. The Company pays certain customary recurring fees with respect to the New ABL Facility.
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

The Company's New ABL Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the New ABL Facility Agreement) is less than the greater of i) 10% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Agreement) and ii) $9,000. The Company is not in a covenant testing period as of March 31, 2018 (Successor).
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
The Second Lien Notes are convertible into shares of the Company’s New Common Stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Second Lien Notes Indenture. The value of shares of the Company’s New Common Stock for purposes of the settlement of the conversion right will be calculated as provided in the Second Lien Notes Indenture, using a 20 trading day observation period. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s New Common Stock or a combination of cash and shares of the Company’s New Common Stock, at the Company’s election, together with cash in lieu of fractional shares.
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

Interest on the Second Lien Notes accrues at the rate of 5.00%, except that the Company may, in circumstances where the payment on interest in cash would cause a condition of default under the New ABL Facility, pay at the rate of 7.00% in kind. Currently, the Company is paying interest on the Second Lien Notes in kind as per the Second Lien Notes Indenture, interest on the Second Lien Notes in the first 12 months is required to be paid in kind at a rate of 7.00%. Interest expense of $2,954 was paid in kind in the three months ended March 31, 2018 (Successor).
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of March 31, 2018 (Successor), the French subsidiary has borrowings of $4,803 under the credit facility.
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
The Company’s pension plan asset portfolio as of March 31, 2018 (Successor) and December 31, 2017 (Successor) is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
As of March 31, 2018 (Successor), the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $163,907 compared to a carrying value of $171,720. The fair value of the Second Lien Notes, including the conversion option falls within Level 3 of the fair value hierarchy, was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The following valuation assumptions were used in determining the fair value of the Second Lien Notes, including the conversion option, as of March 31, 2018 (Successor):

Risk-free interest rate	2.16%
Credit spreads	13.93%
PIK premium spread	2.00%
Volatility	50.00%
Given the nature and the variable interest rates, the fair value of borrowings under the New ABL Facility and the French subsidiary's foreign line of credit approximated their carrying value as of March 31, 2018.

(9) Stockholders’ Equity
Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Successor
	March 31, 2018	December 31, 2017
Unrecognized pension and postretirement benefit costs, net of tax	$34	$34
Foreign currency translation losses, net of tax	(3,578)	(2,703)
Total accumulated other comprehensive loss	$(3,544)	$(2,669)
Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor) are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Beginning Balance	$34	$(9,797)	$(2,703)	$(16,142)	$(2,669)	$(25,939)
Other comprehensive loss before reclassifications, net of tax	—	—	(875)	(1,000)	(875)	(1,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	214	—	—	—	214
Net current period other comprehensive income (loss)	—	214	(875)	(1,000)	(875)	(786)
Ending Balance	$34	$(9,583)	$(3,578)	$(17,142)	$(3,544)	$(26,725)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor).

Reclassifications from accumulated other comprehensive loss are as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$—	$(50)
Actuarial gain (loss) (a)	—	(164)
Total before tax	—	(214)
Tax effect	—	—
Total reclassifications for the period, net of tax	$—	$(214)
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other income, net.
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
As of March 31, 2018 (Successor), the unrecognized share-based compensation expense related to unvested Restricted Shares was $4,389 and the remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years. As discussed in Note 1 - Basis of Presentation, the Successor has elected to account for forfeitures as they occur.
As of March 31, 2018 (Successor), the unrecognized share-based compensation expense related to the aggregate original principal amount of $2,400 of Second Lien Notes issued to certain officers of the Company was $1,853 and is expected to be recognized over a weighted-average period of approximately 2.4 years. The Company will recognize this expense on a straight-line basis over the three-year vesting period using the fair value at the issue date, $2,300.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Service cost	$117	$106
Interest cost	1,225	1,210
Expected return on assets	(1,971)	(2,034)
Amortization of prior service cost	—	50
Amortization of actuarial loss	—	164
Net periodic pension and postretirement benefit gain	$(629)	$(504)
Contributions paid	$—	$356

The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2018.
In the first quarter of 2018, the Company adopted ASU 2017-07, which requires that all net periodic pension and postretirement benefit costs, with the exception of service costs, be included as a component of non-operating income on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss. Prior to the adoption of ASU 2017-07, the Company reported net periodic pension and postretirement benefit costs as a component of sales, general and administrative expense. As a result of the adoption of ASU No. 2017-07, the Company included the interest cost component of net periodic pension and postretirement benefit costs of $1,225 in interest expense and the expected return on assets component net periodic pension and postretirement benefit costs of $1,971 in other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss in the three months ended March 31, 2018 (Successor). Prior year amounts have been reclassified to conform to the current year presentation in the Condensed Consolidated Financial Statements (see Note 3 - New Accounting Standards).
The Company was party to a multi-employer pension plan. In connection with the April 2015 restructuring plan, which is now complete, the Company stated its intention to withdraw from the multi-employer pension plan. At March 31, 2018 (Successor), the total estimated liability to withdraw from the plan is $3,374. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term liability of $3,134 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(12) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
In the three months ended March 31, 2018 (Successor), the Company recorded income tax benefit of $521 on pre-tax loss of $5,662, for an effective tax rate of 9.2%.

In the three months ended March 31, 2017 (Predecessor), the Company recorded income tax benefit of $63 on pre-tax loss of $13,555, for an effective tax rate of 0.5%.
On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act included significant changes to existing tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
On December 22, 2017, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 118, "SAB 118", which expresses views of the SEC regarding ASC Topic 740, "Income Taxes" ("ASC 740"), in the reporting period that includes the enactment date of the Tax Act. Subsequent to the issuance of SAB 118, in March 2018, the FASB issued ASU 2018-05 "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin 118," which formally amended ASC 740 for the guidance previously provided by SAB 118. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record and provisional estimate in the financial statements.
Given the complexity of the Tax Act and anticipated guidance from the U.S. treasury about implementing the Tax Act, the Company’s analysis and accounting for the tax effects of the enactment of the Tax Act is preliminary. The Company has made provisional estimates in accordance with SAB 118 but has not fully completed its analysis and calculation of foreign earnings subject to the transition tax or its analysis of certain other aspects of the Tax Act that could result in adjustments to the remeasurement of deferred tax balances. Upon completion of the analysis in 2018, these estimates may be adjusted through income tax benefit or expense in the Consolidated Statements of Operations and Comprehensive Loss. No adjustments to these provisional estimates were made in the three months ended March 31, 2018 (Successor).
The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, "Accounting for Global Intangible Low-Taxed Income", states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018 (Successor), because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
Accordingly, in the three months ended March 31, 2018 (Successor), the Company's income tax provision reflects i) the current year impacts of the Tax Act on the estimated annual effective tax rate and ii) discrete items, if any, resulting directly from the enactment of the Tax Act based on information available, prepared, or analyzed (including computations) in reasonable detail. There were no discrete impacts from the enactment of the Tax Act in the three months ended March 31, 2018.
The most significant factors impacting the effective tax rate in the three months ended March 31, 2018 (Successor) were the impact of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate, the foreign rate differential, and the release of valuation allowances in jurisdictions that have become profitable.
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

(14) Subsequent Event
In May 2018, the Company reached an agreement in principle with its first lien lender, PNC Bank, National Association, to provide for up to an additional $20,500 of borrowing capacity under its existing New ABL Facility. When finalized, this contemplated additional borrowing capacity will be made available in part by way of a participation in the New ABL Facility by certain of the Company’s shareholders. The agreement to provide this additional borrowing capacity is subject to customary conditions to closing, including execution of acceptable documentation and approval, which the Company expects to occur during the second quarter of 2018.
The Company expects to pay an amendment fee of 0.25% on the $125,000 borrowing capacity of the New ABL Facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the cost savings and other benefits that we expect to achieve from our restructuring, as well as the anticipated increase in our borrowing capacity under our existing revolving credit facility. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” "should," or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include our ability to effectively manage our operational initiatives and implemented restructuring activities, the impact of volatility of metals prices, the impact of imposed tariffs and/or duties, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, the impact of our substantial level of indebtedness and our ability to obtain the requisite approvals and finalize the documentation relating to our additional borrowing capacity, as well as those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed on March 15, 2018. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
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
Recent Developments
Emergence from Chapter 11
On June 18, 2017, A. M. Castle & Co. and four of its subsidiaries (together with A. M. Castle & Co., the "Debtors") filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the "Bankruptcy Court"). The four subsidiaries in the chapter 11 cases are Keystone Tube Company, LLC, HY-Alloy Steels Company, Keystone Service, Inc. and Total Plastics, Inc. Also on June 18, 2017, the Debtors filed the Debtors' Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed the Debtors' Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the "Plan") with the Bankruptcy Court. On August 2, 2017, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the Plan. On August 31, 2017 (the "Effective Date"), the Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases.
On the Effective Date, by operation of the Plan, among other things:

•
The Company issued an aggregate of 2.0 million shares of its new class of common stock, par value $0.01 per share ("New Common Stock") consisting of 1.3 million shares issued to holders of Prepetition Second Lien Secured Claims (as defined by the Plan) in partial satisfaction of their claims; 0.3 million shares issued to holders of Prepetition Third Lien Secured Claims (as defined by the Amended Plan) in partial satisfaction of their claims; and 0.4 million shares issued to participating holders of the Company's outstanding common stock as of August 2, 2017.

•
All agreements, instruments, and other documents evidencing, related to or connected with any equity interests of the Company (which include the Company's prior common stock, par value $0.01 per share, warrants to purchase such common stock, and awards under management equity plans adopted before the Effective Date) were canceled and extinguished without recovery.

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

•
All outstanding indebtedness of the Debtors under the Company’s 12.75% Senior Secured Notes due 2018 ("Secured Notes") and the Indenture dated February 8, 2016 ("Secured Notes Indenture"), by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, and all outstanding indebtedness of the Debtors under the Company’s 5.25% Convertible Senior Secured Notes due 2019 ("Convertible Notes") and the Indenture dated May 19, 2016 ("Convertible Notes Indenture"), by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, was discharged and canceled in exchange for Second Lien Notes (defined below) and New Common Stock in the Company.

•	The A.M. Castle & Co. 2017 Management Incentive Plan became effective.

•	All of the existing members of the Board were deemed to have resigned and were replaced the new Board of the Company consisting of six members, four of whom were new to the Board.
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
The obligations of the borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors. The New ABL Facility provides for a $125.0 million senior secured, revolving credit facility for the Company. Subject to certain exceptions and permitted encumbrances, the obligations under the New ABL Facility are secured by a first priority security interest in substantially all of the assets of each of the borrowers and certain of their foreign subsidiaries. The proceeds of the advances under the New ABL Facility may only be used to (i) pay certain fees and expenses to the agent and the lenders under the New ABL Facility, (ii) provide for borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017, by and among the Company, the lenders party thereto, and PNC Bank, National Association (the "Agent"), and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the New ABL Facility.
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
Results of Operations: Three Months Ended March 31, 2018 (Successor) Compared to Three Months Ended March 31, 2017 (Predecessor)
The following table sets forth certain statement of operations data in the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor).

	Successor		Predecessor
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017 As Adjusted*		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$145.9	100.0%	$135.9	100.0%	$10.0	7.4%
Cost of materials (exclusive of depreciation and amortization)	109.9	75.3%	101.0	74.3%	(8.9)	(8.8)%
Operating costs and expenses(a)	39.3	26.9%	37.8	27.8%	(1.5)	(4.0)%
Operating loss	$(3.3)	(2.3)%	$(2.9)	(2.1)%	$(0.4)	(13.8)%

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.

(a) Operating costs and expenses include restructuring expenses of $0.1 million for the three months ended March 31, 2017.
Net Sales
Net sales of $145.9 million in the three months ended March 31, 2018 (Successor) were an increase of $10.0 million, or 7.4%, compared to the three months ended March 31, 2017 (Predecessor). The increase in net sales in the current quarter compared to the prior year quarter was driven primarily by increased sales volume and higher selling prices. Tons sold per day increased by 4.4% in the three months ended March 31, 2018 (Successor) compared to the same period in the prior year with the largest sales volume increases in carbon and alloy products, stainless, alloy bar and aluminum.
Average selling prices overall increased 5.1% in the three months ended March 31, 2018 (Successor) compared to the three months ended March 31, 2017 (Predecessor), driven mainly by favorable selling prices in some of the Company's highest selling products including alloy bar and SBQ bar. Strong demand, along with the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries, favorably impacted selling prices in the current year quarter.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) were $109.9 million in the three months ended March 31, 2018 (Successor) compared to $101.0 million in the three months ended March 31, 2017 (Predecessor). The $8.9 million, or 8.8%, increase between the three month periods is due mainly to the increase in sales volume in the three months ended March 31, 2018 (Successor).

Cost of materials (exclusive of depreciation and amortization) was 75.3% of net sales in the three months ended March 31, 2018 (Successor) compared to 74.3% of net sales in the three months ended March 31, 2017 (Predecessor) due mainly to higher sales volume offset by aggressive product pricing and sales of excess and slow-moving inventory in the period.
The recent imposition of tariffs favorably impacted the Company's gross material margin (calculated as net sales less cost of materials divided by net sales) as the Company experienced an overall increase in its average selling prices per ton sold.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 (Predecessor) were as follows:

	Successor	Predecessor	Favorable/(Unfavorable)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017 As Adjusted*	Three Month $ Change	Three Month % Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$20.4	$18.7	$(1.7)	(9.1)%
Sales, general and administrative expense	16.5	15.1	(1.4)	(9.3)%
Restructuring expense	—	0.1	0.1	100.0%
Depreciation and amortization expense	2.4	3.9	1.5	38.5%
Total operating costs and expenses	$39.3	$37.8	$(1.5)	(4.0)%
* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.
Operating costs and expenses increased by $1.5 million from $37.8 million in the three months ended March 31, 2017 (Predecessor) to $39.3 million in the three months ended March 31, 2018 (Successor).

•
Warehouse, processing and delivery expense increased by $1.7 million mainly as a result of higher payroll and benefits costs as well as higher warehouse and freight costs attributable to an increase in fuel prices and additional variable expense resulting from an increase in shipping volume.

•	Sales, general and administrative expense increased by $1.4 million mainly as a result of higher payroll and benefits costs.

•
Depreciation and amortization expense decreased by 1.5 million due to lower depreciation expense in the three months ended March 31, 2018 (Successor) from a lower depreciable base of property, plant and equipment as a result of fresh-start accounting and, no amortization of intangible assets.

Operating loss in the three months ended March 31, 2018 (Successor) was $3.3 million compared to operating loss of $2.9 million, including $0.1 million of restructuring expense, in the three months ended March 31, 2017 (Predecessor).
Other Income and Expense, Income Taxes and Net Loss
The Company adopted Accounting Standards Update ("ASU") No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", in the first quarter of 2018. In accordance with the adoption of ASU No. 2017-07, the Company now classifies the interest cost component of net periodic benefit cost in interest expense, net, with the service cost component continuing to be classified in sales, general and administrative expense. The other components of net periodic benefit cost are now classified in other income, net. As result of the adoption of ASU No. 2017-07, the Company reclassified a net pension cost of $1.2 million from sales, general and administrative expense to interest expense and a net pension benefit of $1.8 million from sales, general and administrative expense to other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 (Predecessor). See Note - 3 New Accounting Standards for further discussion.
Interest expense was $7.1 million in the three months ended March 31, 2018 (Successor), compared to $11.9 million in the three months ended March 31, 2017 (Predecessor). Interest expense in both the three months ended March 31, 2018 (Successor) and the three months ended March 31, 2017 included the interest cost component of net periodic benefit cost of $1.2 million. Following the Plan becoming effective on August 31, 2017, the Company has significantly reduced its debt and contractual interest burden from what it had been in the prepetition periods resulting in significantly lower interest expense from debt in the three months ended March 31, 2018 (Successor), compared to the three months ended March 31, 2017 (Predecessor).
Financial restructuring expense of $0.9 million in the three months ended March 31, 2017 (Predecessor) was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Other income, net, was a gain of $4.8 million in the three months ended March 31, 2018 (Successor), compared to $2.3 million gain in the three months ended March 31, 2017 (Predecessor). Included in other income, net in the three months ended March 31, 2018 (Successor) was net pension benefit of $2.0 million compared to a net pension benefit of $1.8 million in the three months ended March 31, 2017 (Predecessor). The remaining other income, net for the comparative periods is comprised mostly of foreign currency transaction gains.
Loss before income taxes was $5.7 million in the three months ended March 31, 2018 (Successor). Loss before income taxes was $13.6 million for the three months ended March 31, 2017 (Predecessor).
The Company recorded income tax benefit of $0.5 million in the three months ended March 31, 2018 (Successor) compared to an income tax benefit of $0.1 million in the three months ended March 31, 2017 (Predecessor). The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended March 31, 2018 (Successor) and three months ended March 31, 2017 was 9.2% and 0.5%, respectively. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S., the impact of the U.S. federal corporate tax rate reduction in connection with the U.S. tax reform legislation enacted in December 2017, and the impact of the foreign income tax rate differential.
Net loss was $5.1 million in the three months ended March 31, 2018 (Successor). Net loss in the three months ended March 31, 2017 (Predecessor) was $13.5 million.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(Dollar amounts in millions)
Net cash used in operating activities	$(11.2)	$(17.5)
Net cash used in investing activities	(1.5)	(1.0)
Net cash from (used in) financing activities	9.4	(1.0)
Effect of exchange rate changes on cash and cash equivalents	—	0.1
Net change in cash and cash equivalents	$(3.3)	$(19.4)
The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under the New ABL Facility. In periods of market growth, such as that currently being experienced, a substantial amount of the Company's principal sources of liquidity are invested in working capital to support the growth. Accordingly, the Company expects working capital increases to result in a cash flow use from operations in the near term, supported by higher borrowings under its New ABL Facility.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:

•
Higher accounts receivable at March 31, 2018 (Successor) compared to year-end 2017 resulted in a cash flow use of $17.2 million in the three months ended March 31, 2018 (Successor) compared to $15.2 million of cash flow use in the three months ended March 31, 2017 (Predecessor). Average receivable days outstanding was 53.7 days in the three months ended March 31, 2018 compared to 49.6 days for the three months ended March 31, 2017.

•	Higher inventory levels at March 31, 2018 (Successor) compared to year-end 2017 resulted in a cash flow use of $3.4 million in the three months ended March 31, 2018 (Successor) compared to a $10.3 million cash flow use in the three months ended March 31, 2017 (Predecessor). Average days sales in inventory was 128.5 days for the three months ended March 31, 2018 compared to 137.6 days for the three months ended March 31, 2017. The decrease in average days sales in inventory is primarily the result of improved inventory management and the Company's ongoing initiative to sell through its excess and slower moving inventory.

•
Increases in total accounts payable and accrued and other current liabilities compared to year-end 2017 resulted in a $12.4 million cash flow source in the three months ended March 31, 2018 (Successor) compared to a $18.9 million cash flow source for the Predecessor's same period last year. Accounts payable days outstanding was 43.6 days for the three months ended March 31, 2018 compared to 43.2 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	Successor
(Dollar amounts in millions)	March 31, 2018	December 31, 2017	Working Capital Increase (Decrease)
Working capital	$201.2	$191.9	$9.3
Cash and cash equivalents	7.8	11.1	(3.3)
Accounts receivable	91.8	74.4	17.4
Inventories	158.1	154.5	3.6
Accounts payable	52.9	41.8	(11.1)
Accrued and other current liabilities	16.4	13.9	(2.5)
Approximately $3.0 million of the Company’s consolidated cash and cash equivalents balance of $7.8 million at March 31, 2018 (Successor) resided in the United States.
Net cash used in investing activities of $1.5 million during the three months ended March 31, 2018 (Successor) and $1.0 million in the three months ended March 31, 2017 (Predecessor) is mostly attributable to cash paid for capital expenditures in the respective periods. Management expects capital expenditures to range from $6.5 million to $7.5 million for the full-year 2018.
During the three months ended March 31, 2018 (Successor), net cash from financing activities of $9.4 million was mainly attributable to proceeds from borrowings under the Company's New ABL Facility offset by net repayments of short-term borrowings under the Company's foreign line of credit and a payment of $0.9 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI. During the three months ended March 31, 2017 (Predecessor), net cash used in financing activities of $1.0 million was mainly due to the cash payment of debt issuance costs.
As fully discussed at Note 2 - Bankruptcy Related Disclosures, to the Condensed Consolidated Financial Statements, on the August 31, 2017 Effective Date, the Company's bankruptcy Plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. By operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Former Credit Agreement, amounting to $49.4 million, was paid in full with the proceeds of borrowings under the New ABL Facility and the issuance of Second Lien Notes under the Second Lien Indenture. Also, on the Effective Date and by operation of the Plan, all outstanding indebtedness of the Debtors under (i) the Company's Secured Notes Indenture and the Secured Notes issued pursuant thereto, and (ii) the Company's Convertible Notes Indenture and the Convertible Notes issues pursuant thereto, were discharged and canceled.
The New ABL Facility provides for a $125.0 million senior secured, revolving credit facility for the Company. Subject to certain exceptions and permitted encumbrances, the obligations under the New ABL Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain of their foreign subsidiaries. The proceeds of the advances under the New ABL Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the New ABL Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017, by and among the Company, the lenders party thereto, and PNC Bank, National Association ("PNC"), and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the New ABL Facility.

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
The Company's New ABL Facility contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the agreement governing the New ABL Facility, the "New ABL Facility Agreement") is less than the greater of i) 10% of the New ABL Facility's maximum borrowing capacity (as defined in the New ABL Facility Agreement) and ii) $9.0 million. The Company is not in a covenant testing period as of March 31, 2018 (Successor).
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
Additional unrestricted borrowing capacity under the New ABL Facility as of March 31, 2018 (Successor) was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(2.1)
Availability reserve	(5.0)
Current maximum borrowing capacity	117.9
Current borrowings	(112.5)
Additional unrestricted borrowing capacity	$5.4
The New ABL Facility matures on February 28, 2022.
In May 2018, the Company reached an agreement in principle with PNC to provide for up to an additional $20,500 of borrowing capacity under the New ABL Facility. Refer to Note 14 - Subsequent Event to the Condensed Consolidated Financial Statements for further detail.
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
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of as of March 31, 2018 (Successor), the French subsidiary has borrowings of $4.8 million under the credit facility.
As of as of March 31, 2018 (Successor), the Company had $2.1 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the New ABL Facility, the Second Lien Notes, and the French credit facility refer to Note 7 - Debt to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's most recent Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on March 15, 2018, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first three months of 2018.
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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
The risk factors that were disclosed under the caption “Risk Factors” in Part I, Item 1A of the Company's most recent Form 10-K have not materially changed since the date the most recent Form 10-K was filed with the SEC.
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

A. M. Castle & Co.
(Registrant)
Date:	May 14, 2018	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)