Form 10-Q
period 2018-06-30
CASTLE A M & CO
filed 2018-08-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2018
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
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of August 3, 2018 was 3,802,839 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	Successor
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,636	$11,104
Accounts receivable, less allowances of $1,678 and $1,586, respectively	91,060	74,370
Inventories	164,120	154,491
Prepaid expenses and other current assets	15,307	12,274
Income tax receivable	3,593	1,576
Total current assets	280,716	253,815
Goodwill and intangible assets, net	8,176	8,176
Prepaid pension cost	12,121	10,745
Deferred income taxes	1,277	1,278
Other noncurrent assets	1,270	1,344
Property, plant and equipment:
Land	5,578	5,581
Buildings	21,264	21,296
Machinery and equipment	35,843	33,011
Property, plant and equipment, at cost	62,685	59,888
Accumulated depreciation	(7,227)	(2,961)
Property, plant and equipment, net	55,458	56,927
Total assets	$359,018	$332,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,031	$41,757
Accrued and other current liabilities	15,581	13,931
Income tax payable	—	262
Short-term borrowings	4,838	5,854
Current portion of long-term debt	119	118
Total current liabilities	72,569	61,922
Long-term debt, less current portion	229,183	199,903
Deferred income taxes	16,166	16,166
Build-to-suit liability	9,609	10,148
Other noncurrent liabilities	3,577	3,784
Pension and postretirement benefit obligations	6,313	6,377
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value—200,000 Class A shares authorized with 3,803 shares issued and outstanding at June 30, 2018 and 3,734 shares issued and outstanding at December 31, 2017	38	37
Additional paid-in capital	53,212	49,944
Accumulated deficit	(26,981)	(13,327)
Accumulated other comprehensive loss	(4,668)	(2,669)
Total stockholders’ equity	21,601	33,985
Total liabilities and stockholders’ equity	$359,018	$332,285

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017 As Adjusted*	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017 As Adjusted*

Net sales	$150,414	$136,482	$296,287	$272,408
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	111,061	102,052	220,965	203,089
Warehouse, processing and delivery expense	21,165	19,318	41,520	38,037
Sales, general and administrative expense	16,974	15,215	33,522	30,311
Restructuring expense	—	40	—	168
Depreciation and amortization expense	2,362	3,895	4,738	7,759
Total costs and expenses	151,562	140,520	300,745	279,364
Operating loss	(1,148)	(4,038)	(4,458)	(6,956)
Interest expense, net	8,129	11,274	15,255	23,220
Financial restructuring expense	—	5,723	—	6,600
Unrealized loss on embedded debt conversion option	—	—	—	146
Other expense (income), net	673	(4,067)	(4,101)	(6,399)
Reorganization items, net	—	5,502	—	5,502
Loss before income taxes	(9,950)	(22,470)	(15,612)	(36,025)
Income tax (benefit) expense	(1,437)	71	(1,958)	8
Net loss	$(8,513)	$(22,541)	$(13,654)	$(36,033)

Basic and diluted loss per common share	$(4.26)	$(0.70)	$(6.83)	$(1.12)

Comprehensive loss:
Net loss	$(8,513)	$(22,541)	$(13,654)	$(36,033)
Change in unrecognized pension and postretirement benefit costs, net of tax	—	214	—	428
Foreign currency translation adjustments, net of tax	(1,124)	(685)	(1,999)	(1,685)
Comprehensive loss	$(9,637)	$(23,012)	$(15,653)	$(37,290)

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards, for additional information.

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Successor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Operating activities:
Net loss	$(13,654)	$(36,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,738	7,759
Amortization of deferred financing costs and debt discount	3,628	3,056
Unrealized loss on embedded debt conversion option	—	146
Noncash reorganization items, net	—	4,850
(Gain) loss on sale of property, plant and equipment	(5)	7
Unrealized foreign currency gain	(11)	(3,153)
Noncash interest paid in kind	6,138	—
Noncash compensation expense	1,342	442
Deferred income taxes	—	(1,325)
Other, net	298	408
Changes in assets and liabilities:
Accounts receivable	(17,283)	(16,729)
Inventories	(10,776)	487
Prepaid expenses and other current assets	(3,586)	(6,262)
Other noncurrent assets	806	1,533
Prepaid pension costs	(1,376)	(1,792)
Accounts payable	10,663	5,976
Income tax payable and receivable	(2,288)	433
Accrued and other current liabilities	964	7,200
Pension and postretirement benefit obligations and other noncurrent liabilities	(195)	(353)
Net cash used in operating activities	(20,597)	(33,350)
Investing activities:
Capital expenditures	(3,379)	(2,264)
Proceeds from sale of property, plant and equipment	5	47
Proceeds from release of cash collateralization of letters of credit	—	246
Net cash used in investing activities	(3,374)	(1,971)
Financing activities:
Proceeds from long-term debt including credit facilities	39,461	12,500
Repayments of long-term debt including credit facilities	(17,570)	(126)
Repayments of short-term borrowings, net	(852)	—
Payments of debt issue costs	(482)	(1,831)
Payments of build-to-suit liability	(897)	—
Net cash from financing activities	19,660	10,543
Effect of exchange rate changes on cash and cash equivalents	(157)	374
Net change in cash and cash equivalents	(4,468)	(24,404)
Cash and cash equivalents - beginning of year	11,104	35,624
Cash and cash equivalents - end of period	$6,636	$11,220
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
The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). This report contains Condensed Consolidated Financial Statements of the Company as of June 30, 2018 (Successor) and for the three and six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor). The Condensed Consolidated Balance Sheet at December 31, 2017 (Successor) is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The 2018 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
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
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Pre-Bankruptcy Facilities Agreement (as defined below) and the 11.00% Senior Secured Term Loan Credit

Facilities due 2018 issued pursuant thereto (the "Pre-Bankruptcy Credit Facilities"), (ii) the Indenture dated February 8, 2016 (the "Pre-Bankruptcy Secured Notes Indenture") and the 12.75% Senior Secured Notes due 2018 issued pursuant thereto (the "Pre-Bankruptcy Secured Notes"), and (iii) the Indenture dated May 19, 2016 (the "Pre-Bankruptcy Convertible Notes Indenture") and the 5.25% Convertible Senior Secured Notes due 2019 issued pursuant thereto (the "Pre-Bankruptcy Convertible Notes"). The Pre-Bankruptcy Credit Facilities Agreement, the Pre-Bankruptcy Secured Notes Indenture, and the Pre-Bankruptcy Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Pre-Bankruptcy Credit Facilities Agreement, the Pre-Bankruptcy Secured Notes Indenture, and the Pre-Bankruptcy Convertible Notes Indenture were automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Pre-Bankruptcy Credit Facilities Agreement, the Pre-Bankruptcy Secured Notes Indenture, and the Pre-Bankruptcy Convertible Notes Indenture are subject to the applicable provisions of the Restructuring Support Agreement (as defined below) and the Bankruptcy Code.
Prior to the Petition Date, on June 16, 2017, the Debtors entered into an agreement (the "Commitment Agreement") with certain of their creditors (the "Commitment Parties"). The Commitment Parties are the holders (or the investment advisors or managers for the holders) of the Pre-Bankruptcy Credit Facility term loans made to the Company under a Credit and Guaranty Agreement, dated December 8, 2016, by and among the Company, Highbridge International Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P., WFF Cayman II Limited, and SGF, LLC and Cantor Fitzgerald Securities, among others (as amended, the “Pre-Bankruptcy Credit Facilities Agreement").
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
Key components of the Plan, which became effective on August 31, 2017, include:

•
Entry into a Revolving Credit and Security Agreement (the "ABL Credit Agreement") dated as of August 31, 2017 with PNC Bank, National Association ("PNC"), as lender and as administrative and collateral agent (the “Agent”), and the other lenders party thereto, which provided for a $125,000 senior secured, revolving credit facility for the Company (the "Revolving A Credit Facility"). Refer to Note 7 - Debt, for further details.

◦
On the Effective Date, in connection with its entering into the ABL Credit Agreement, the Company borrowed an aggregate amount equal to $78,797, proceeds from which, along with proceeds of the New Money Notes (defined below) of $38,002, were used to pay down all outstanding indebtedness, accrued interest, and related fees of the Company under the Pre-Bankruptcy Credit Facilities Agreement and the borrowings outstanding under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017.

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
As a result of these Plan actions, all of the outstanding indebtedness of the Pre-Bankruptcy Secured Notes and Pre-Bankruptcy Convertible Notes was discharged and canceled.

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
Reorganization items, net for the both the three and six months ended June 30, 2017 (Predecessor) was an expense of $5,502, and was comprised of legal and other professional fees of $652 and the write-off of unamortized debt issuance costs and discounts related to the Pre-Bankruptcy Secured Notes and Pre-Bankruptcy Convertible Notes of $4,850, both of which occurred in the second quarter of 2017.
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
(3) New Accounting Standards
Standards Updates Adopted
In March 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers must present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item(s) that includes the service cost component and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-07 in the first quarter of 2018 and concluded it had no impact on its net loss before income taxes. Prior to the adoption of ASU No. 2017-07, the Company's net periodic pension and postretirement benefit costs were reported as sales, general and administrative expense on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss. As a result of the adoption of ASU No. 2017-07, the Company reclassified the interest cost component of net periodic pension and postretirement benefit costs of $1,211 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $1,821 from sales, general and administrative expense to other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss in the three months ended June 30, 2017 (Predecessor). The Company reclassified the interest cost component of net periodic pension and postretirement benefit costs of $2,421 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $3,641 from sales, general and administrative expense to other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss in the six months ended June 30, 2017 (Predecessor).
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
Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the three and six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor), respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor), shipping and handling costs included in warehouse, processing and delivery expenses were $6,813 and $6,130, respectively. In the six months ended June 30, 2018 (Successor) and June 30, 2017 (Predecessor), shipping and handling costs included in warehouse, processing and delivery expenses were $13,605 and $11,860, respectively. As a practical expedient under ASC 606, the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
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
Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the table below:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Balance, beginning of period	$1,663	$1,797	$1,586	$1,945
Add Provision charged to expense(a)	58	58	173	80
Recoveries	15	4	26	25
Less Charges against allowance	(58)	(93)	(107)	(284)
Balance, end of period	$1,678	$1,766	$1,678	$1,766
(a) Includes the net amount of credit memos reserved and issued.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer and exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net sales
United States	$97,933	$82,605	$191,499	$167,545
Canada	11,821	10,118	24,275	20,649
Mexico	15,590	15,987	31,538	28,759
All other countries	25,070	27,772	48,975	55,455
Total	$150,414	$136,482	$296,287	$272,408
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

(5) Loss Per Share
Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options (Predecessor), restricted stock awards (Predecessor and Successor), other share-based payment awards (Predecessor), contingently issuable shares related to the Company’s 5.25% Pre-Bankruptcy Convertible Notes (Predecessor), and the Company's Second Lien Notes (Successor), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 7 - Debt for further description of the Pre-Bankruptcy Convertible Notes and Second Lien Notes.
The following tables are reconciliations of the basic and diluted loss per common share calculations:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Numerator:
Net loss	$(8,513)	$(22,541)	$(13,654)	$(36,033)
Denominator:
Weighted average common shares outstanding	2,000	32,310	2,000	32,306
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted loss per common share	2,000	32,310	2,000	32,306

Basic loss per common share	$(4.26)	$(0.70)	$(6.83)	$(1.12)
Diluted loss per common share	$(4.26)	$(0.70)	$(6.83)	$(1.12)
Excluded outstanding share-based awards having an anti-dilutive effect	1,803	2,457	1,803	2,457

The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s outstanding Second Lien Notes (Successor) or the 5.25% Pre-Bankruptcy Convertible Notes (Predecessor), as they were anti-dilutive under the if-converted method.
The Second Lien Notes (Successor) are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share. In future periods, absent a fundamental change (as defined in the Second Lien Notes Indenture), the outstanding Second Lien Notes could increase diluted average shares outstanding by a maximum of approximately 43,700 shares.
(6) Goodwill and Intangible Asset
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The goodwill is not tax deductible. There were no changes in the amount of goodwill recognized in the six months ended June 30, 2018 (Successor). Also as part of fresh-start accounting, the Company recorded an intangible asset comprised of the indefinite-lived trade name of the Successor, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both June 30, 2018 (Successor) and December 31, 2017 (Successor).
The Company will test both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

(7) Debt
Long-term debt consisted of the following:

	Successor
	June 30, 2018	December 31, 2017
LONG-TERM DEBT
5.00% / 7.00% Second Lien Notes due August 31, 2022	$174,725	$168,767
Floating rate Revolving A Credit Facility due February 28, 2022	104,988	101,047
12.00% Revolving B Credit Facility due February 28, 2022	18,180	—
Other, primarily capital leases	238	288
Less: unvested restricted Second Lien Notes(a)	(1,761)	(2,144)
Less: unamortized discount	(66,597)	(67,937)
Less: unamortized debt issuance costs	(471)	—
Total long-term debt	229,302	200,021
Less: current portion of long-term debt	119	118
Total long-term portion	$229,183	$199,903
(a) Represents unvested portion of $2,400 of restricted Second Lien Notes issued to certain members of management (see Note 10 - Share-based compensation).
Credit Facilities
Pursuant to the Plan, on the Effective Date, the Successor entered into the Revolving Credit and Security Agreement dated as of August 31, 2017 (the "ABL Credit Agreement"), which provided a $125,000 senior secured, revolving credit facility under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors.
On June 1, 2018, the Company entered into an Amendment No. 1 to Revolving Credit and Security Agreement (the “Credit Agreement Amendment”) by and among the Company, the Borrowers and guarantors party thereto and the Agent and the lenders party thereto, which amended the ABL Credit Agreement (as amended by the Credit Agreement Amendment, the “Expanded ABL Credit Agreement”) to provide for additional borrowing capacity.
The Expanded ABL Credit Agreement provides for an additional $25,000 last out Revolving B Credit Facility (the "Revolving B Credit Facility" and together with the Revolving A Credit Facility, the "Expanded Credit Facility") made available in part by way of a participation in the Revolving B Credit Facility by certain of the Company’s shareholders. Borrowings under the Expanded Credit Facility will mature on February 28, 2022.
Subject to certain exceptions and permitted encumbrances, the obligations under the Expanded Credit Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain of their foreign subsidiaries. The proceeds of the advances under the Expanded Credit Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the Expanded Credit Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of July 10, 2017, by and among the Company, the lenders party thereto, and PNC, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the Expanded ABL Credit Agreement.
The Company may prepay its obligations under the Expanded Credit Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company's obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to June 1, 2020, a 0.50% fee shall be due for the period from June 1, 2018 through May 31, 2019 and 0.25% for the period from June 1, 2019 through May 31, 2020, in each case on the amount of such commitment reduction, subject to reduction as set forth in the Expanded ABL Credit Agreement. Indebtedness for borrowings under the Expanded Credit Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of a loan party, failure by a loan party to perform certain covenants, defaults under indebtedness owed to third parties, certain liability producing events relating to ERISA, the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Interest on indebtedness under the Revolving A Credit Facility accrues at a variable rate based on a grid with the highest interest rate being the applicable LIBOR-based rate plus a margin of 3.0%, as set forth in the Expanded ABL Credit Agreement. Interest on indebtedness under the Revolving B Credit Facility accrues at a rate of 12.0% per annum, which will be paid in kind unless the Company elects to pay such interest in cash and the Revolving B payment conditions specified in the Expanded ABL Credit Agreement are satisfied. Additionally, the Company must pay a monthly facility fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount of the Expanded Credit Facility, 0.375% per annum) multiplied by (ii) the amount by which the maximum advance amount of the Expanded Credit Facility exceeds such average daily Expanded Credit Facility usage for such month. Interest expense related to the Revolving B Credit Facility of $180 was paid in kind in both the three months ended June 30, 2018 (Successor) and six months ended June 30, 2018 (Successor), respectively.
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the three months ended June 30, 2018 (Successor) and six months ended June 30, 2018 (Successor) was 4.73% and 4.49%, respectively, and the weighted average facility fee for both periods was 0.25%. The Company pays certain customary recurring fees with respect to the Expanded ABL Credit Agreement.
The Expanded ABL Credit Agreement includes negative covenants customary for an asset-based revolving loan. Such covenants include limitations on the ability of the Borrowers to, among other things, (i) effect mergers and consolidations, (ii) sell assets, (iii) create or suffer to exist any lien, (iv) make certain investments, (v) incur debt and (vi) transact with affiliates. In addition, the Expanded ABL Credit Agreement includes customary affirmative covenants for an asset-based revolving loan, including covenants regarding the delivery of financial statements, reports and notices to the Agent. The Expanded ABL Credit Agreement also contains customary representations and warranties and event of default provisions for a secured term loan.
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the Expanded ABL Credit Agreement) is less than $12,500. The Company is not in a covenant testing period as of June 30, 2018 (Successor).
Unamortized debt issuance costs of $471 associated with the Expanded ABL Credit Agreement were recorded as a reduction in long-term debt as of June 30, 2018 (Successor).
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
The Second Lien Notes are five year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the Expanded ABL Credit Agreement.
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Currently, the Company is paying interest on the Second Lien Notes in kind as per the Second Lien Notes Indenture, interest on the Second Lien Notes in the first 12 months is required to be paid in kind at a rate of 7.00%. The Company may pay the interest on the Second Lien Notes in cash after the first 12 months if certain defined interest payment conditions are met. Interest expense related to the Second Lien Notes of $3,005 and $5,959 was paid in kind in the three months ended June 30, 2018 (Successor) and six months ended June 30, 2018 (Successor), respectively.
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of June 30, 2018 (Successor), the French subsidiary has borrowings of $4,838 under the credit facility.

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
The Company’s pension plan asset portfolio as of June 30, 2018 (Successor) and December 31, 2017 (Successor) is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
As the Credit Agreement Amendment was entered into on June 1, 2018 between the Company and the lenders in an arm's length transaction, the Company has determined the fair value of its borrowings under the Revolving B Credit Facility approximated its carrying value of $18,180 as of June 30, 2018 (Successor).
As of June 30, 2018 (Successor), the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $166,775 compared to a carrying value of $174,725. The fair value of the Second Lien Notes, including the conversion option falls within Level 3 of the fair value hierarchy, was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The following valuation assumptions were used in determining the fair value of the Second Lien Notes, including the conversion option, as of June 30, 2018 (Successor):

Risk-free interest rate	2.16%
Credit spreads	13.93%
PIK premium spread	2.00%
Volatility	50.00%
Given the nature and the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility and the French subsidiary's foreign line of credit approximated their carrying value as of June 30, 2018.
(9) Stockholders’ Equity
Accumulated Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	Successor
	June 30, 2018	December 31, 2017
Unrecognized pension and postretirement benefit costs, net of tax	$34	$34
Foreign currency translation losses, net of tax	(4,702)	(2,703)
Total accumulated other comprehensive loss	$(4,668)	$(2,669)

Changes in accumulated other comprehensive loss by component in the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor) are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Beginning Balance	$34	$(9,583)	$(3,578)	$(17,142)	$(3,544)	$(26,725)
Other comprehensive loss before reclassifications, net of tax	—	—	(1,124)	(685)	(1,124)	(685)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	214	—	—	—	214
Net current period other comprehensive income (loss)	—	214	(1,124)	(685)	(1,124)	(471)
Ending Balance	$34	$(9,369)	$(4,702)	$(17,827)	$(4,668)	$(27,196)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor).
Changes in accumulated other comprehensive loss by component in the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor) are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Beginning Balance	$34	$(9,797)	$(2,703)	$(16,142)	$(2,669)	$(25,939)
Other comprehensive loss before reclassifications, net of tax	—	—	(1,999)	(1,685)	(1,999)	(1,685)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	428	—	—	—	428
Net current period other comprehensive income (loss)	—	428	(1,999)	(1,685)	(1,999)	(1,257)
Ending Balance	$34	$(9,369)	$(4,702)	$(17,827)	$(4,668)	$(27,196)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor).

Reclassifications from accumulated other comprehensive loss are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$—	$(50)	$—	$(100)
Actuarial gain (loss) (a)	—	(164)	—	(328)
Total before tax	—	(214)	—	(428)
Tax effect	—	—	—	—
Total reclassifications for the period, net of tax	$—	$(214)	$—	$(428)
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other expense (income), net.

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
The Restricted Shares issued on September 1, 2017 and Restricted Notes cliff vest three years from the date of grant, subject to the conditions set forth in the MIP. The grant date fair value of the Restricted Shares issued on September 1, 2017 of $3.14 per share was based on the value of the common stock of the Successor company as calculated on the Effective Date pursuant to the Plan.
On April 25, 2018, the Company issued 69 Restricted Shares to certain members of the Company's Board of Directors under the MIP. The Restricted Shares issued on April 25, 2018 cliff vest one year from the date of grant, subject to the conditions set forth in the MIP. The grant date fair value of the Restricted Shares issued on April 25, 2018 of $4.35 per share was based on the market price of the Company's common stock on the date of grant.
A summary of the non-vested Restricted Shares activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	1,734	3.14
Granted	69	4.35
Forfeited	—	—
Vested	—	—
Outstanding at June 30, 2018	1,803	3.18
Expected to vest at June 30, 2018	1,803	3.18
As of June 30, 2018 (Successor), the unrecognized share-based compensation expense related to unvested Restricted Shares was $4,184 and the remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years. As discussed in Note 1 - Basis of Presentation, the Successor has elected to account for forfeitures as they occur.
As of June 30, 2018 (Successor), the unrecognized share-based compensation expense related to the Restricted Notes issued to certain officers of the Company was $1,661 and is expected to be recognized over a weighted-average period of approximately 2.2 years. The Company will recognize this expense on a straight-line basis over the three-year vesting period using the fair value at the issue date, $2,300.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Service cost	$117	$105	$234	$211
Interest cost	1,225	1,211	2,450	2,421
Expected return on assets	(1,971)	(2,035)	(3,942)	(4,069)
Amortization of prior service cost	—	50	—	100
Amortization of actuarial loss	—	164	—	328
Net periodic pension and postretirement benefit gain	$(629)	$(505)	$(1,258)	$(1,009)
Contributions paid	$—	$—	$—	$356

The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2018.
In the first quarter of 2018, the Company adopted ASU 2017-07, which requires that all net periodic pension and postretirement benefit costs, with the exception of service costs, be included as a component of non-operating income on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss. Prior to the adoption of ASU 2017-07, the Company reported net periodic pension and postretirement benefit costs as a component of sales, general and administrative expense. As a result of the adoption of ASU No. 2017-07, the Company included the interest cost component of net periodic pension and postretirement benefit costs of $1,225 in interest expense and the expected return on assets component net periodic pension and postretirement benefit costs of $1,971 in other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss in the three months ended June 30, 2018 (Successor) and included the interest cost component of net periodic pension and postretirement benefit costs of $2,450 in interest expense and the expected return on assets component net periodic pension and postretirement benefit costs of $3,942 in other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss in the six months ended June 30, 2018 (Successor). Prior year amounts have been reclassified to conform to the current year presentation in the Condensed Consolidated Financial Statements (see Note 3 - New Accounting Standards).
The Company was party to a multi-employer pension plan. In connection with the April 2015 restructuring plan, which is now complete, the Company stated its intention to withdraw from the multi-employer pension plan. At June 30, 2018 (Successor), the total estimated liability to withdraw from the plan is $3,340. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term liability of $3,100 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(12) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
In the three months ended June 30, 2018 (Successor), the Company recorded income tax benefit of $1,437 on pre-tax loss of $9,950, for an effective tax rate of 14.4%. In the three months ended June 30, 2017 (Predecessor), the Company recorded income tax expense of $71 on pre-tax loss of $22,470, for an effective tax rate of (0.3)%.
In the six months ended June 30, 2018 (Successor), the Company recorded income tax benefit of $1,958 on pre-tax loss of $15,612, for an effective tax rate of 12.5%. In the six months ended June 30, 2017 (Predecessor), the Company recorded income tax expense of $8 on pre-tax loss of $36,025, for an effective tax rate of (0.02)%.
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
Given the complexity of the Tax Act and anticipated guidance from the U.S. treasury about implementing the Tax Act, the Company’s analysis and accounting for the tax effects of the enactment of the Tax Act is preliminary. The Company has made provisional estimates in accordance with SAB 118 but has not fully completed its analysis and calculation of foreign earnings subject to the transition tax or its analysis of certain other aspects of the Tax Act that could result in adjustments to the remeasurement of deferred tax balances. Upon completion of the analysis in 2018, these estimates may be adjusted through income tax benefit or expense in the Consolidated Statements of Operations and Comprehensive Loss. No adjustments to these provisional estimates were made in either the three or six months ended June 30, 2018 (Successor).
The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, "Accounting for Global Intangible Low-Taxed Income", states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018 (Successor), because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
Accordingly, in both the three months ended June 30, 2018 (Successor) and the six months ended June 30, 2018 (Successor), the Company's income tax provision reflects i) the current year impacts of the Tax Act on the estimated annual effective tax rate and ii) discrete items, if any, resulting directly from the enactment of the Tax Act based on information available, prepared, or analyzed (including computations) in reasonable detail. There were no discrete impacts from the enactment of the Tax Act in either the three months ended June 30, 2018 (Successor) or six months ended June 30, 2018 (Successor).
The most significant factors impacting the effective tax rate in the three and six months ended June 30, 2018 (Successor) were the impact of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate, the foreign rate differential, and the release of valuation allowances in jurisdictions that have become profitable.
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

•
All outstanding indebtedness, accrued interest, and related fees of the Debtors under that certain Credit and Guaranty Agreement, dated December 8, 2016, by and among the Company, Highbridge International Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P., WFF Cayman II Limited, and SGF, LLC and Cantor Fitzgerald Securities, among others (as amended, the “Pre-Bankruptcy Credit Facilities Agreement”), amounting to $49.4 million, was paid in full with the proceeds of borrowings under the Revolving A Credit Facility (defined below) and the issuance of Second Lien Notes (defined below) under the Indenture dated August 31, 2017 ("Second Lien Notes Indenture").

•
All outstanding indebtedness of the Debtors under the Company’s 12.75% Senior Secured Notes due 2018 (the "Pre-Bankruptcy Secured Notes") and the Indenture dated February 8, 2016 (the "Pre-Bankruptcy Secured Notes Indenture"), by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, and all outstanding indebtedness of the Debtors under the Company’s 5.25% Convertible Senior Secured Notes due 2019 (the "Pre-Bankruptcy Convertible Notes") and the Indenture dated May 19, 2016 (the "Pre-Bankruptcy Convertible Notes Indenture"), by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee, was discharged and canceled in exchange for Second Lien Notes (defined below) and New Common Stock in the Company.

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
Pursuant to the Plan, on the Effective Date, the Debtors entered into Revolving Credit and Security Agreement (the "ABL Credit Agreement") dated as of August 31, 2017 with PNC Bank, National Association ("PNC"), as lender and as administrative and collateral agent (the “Agent”) which, provided for a $125.0 million senior secured, revolving credit facility for the Company (the "Revolving A Credit Facility").
On the Effective Date, in connection with its entering into the ABL Credit Agreement, the Company borrowed an aggregate amount equal to $78.8 million, of which $49.4 million was used to pay down outstanding indebtedness, accrued interest, and related fees of the Company under the Pre-Bankruptcy Credit Facilities Agreement.
Pursuant to the Plan, on the Effective Date, the Company entered into the Second Lien Notes Indenture and, pursuant thereto, issued approximately $164.9 million in Second Lien Notes.
The Second Lien Notes are five-year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the ABL Credit Agreement.
Financial Reporting Under Reorganization
Refer to Note 2 - Bankruptcy Related Disclosures, to the Notes to the Condensed Consolidated Financial Statements for further discussion of financial reporting implications related to the Company's chapter 11 cases, and emergence therefrom.
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
Expanded Credit Facility
On June 1, 2018, the Debtors entered into an Amendment No. 1 to Revolving Credit and Security Agreement (the “Credit Agreement Amendment”) by and among the Company, the other borrowers and guarantors party thereto and the Agent and the lenders party thereto, which amended the ABL Credit Agreement (as amended by the Credit Agreement Amendment, the “Expanded ABL Credit Agreement”) to provide for additional borrowing capacity. Refer to Note 7 - Debt, to the Notes to the Condensed Consolidated Financial Statements for further details.
Results of Operations: Three Months Ended June 30, 2018 (Successor) Compared to Three Months Ended June 30, 2017 (Predecessor)
The following table sets forth certain statement of operations data in the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor).

	Successor		Predecessor
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017 As Adjusted*		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$ Change	% Change

Net sales	$150.4	100.0%	$136.5	100.0%	$13.9	10.2%
Cost of materials (exclusive of depreciation and amortization)	111.1	73.8%	102.1	74.8%	(9.0)	(8.8)%
Operating costs and expenses	40.4	26.9%	38.4	28.2%	(2.0)	(5.2)%
Operating loss	$(1.1)	(0.7)%	$(4.0)	(3.0)%	$2.9	72.5%

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.

Net Sales
Net sales of $150.4 million in the three months ended June 30, 2018 (Successor) were an increase of $13.9 million, or 10.2%, compared to $136.5 million in the three months ended June 30, 2017 (Predecessor). The increase in net sales in the current quarter compared to the prior year quarter was driven primarily by strong market demand and an increase in commodities pricing, both of which had a favorable impact on selling prices in the current year quarter, as did the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries. Overall average selling prices increased 14.4% in the three months ended June 30, 2018 (Successor) compared to the three months ended June 30, 2017 (Predecessor) with favorable selling prices realized on virtually every product the Company sells. The most favorable selling prices were realized on many of the Company's highest selling products including all carbon and alloy products, as well as SBQ bar.
Tons sold per day decreased by 4.7% in the three months ended June 30, 2018 (Successor) compared to the same period in the prior year driven mainly by sales volume decreases in flat carbon and alloy products, cold finished carbon and SBQ bar, which more than offset sales volume increases in many of the Company's other products including aluminum and stainless. The decrease in tons sold of many of these products was the result of lower sales of excess and slow-moving inventory in the current quarter compared to the prior year quarter.

Cost of Materials
Cost of materials (exclusive of depreciation and amortization) was $111.1 million in the three months ended June 30, 2018 (Successor) compared to $102.1 million in the three months ended June 30, 2017 (Predecessor). The $9.0 million, or 8.8%, increase between the three month periods is due mainly to an increase in product mill pricing through the first half of 2018 resulting from higher market demand for metals and higher commodity pricing. Also contributing to the increase in the Company's material cost of each ton sold was higher mill pricing resulting from the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries.
Cost of materials (exclusive of depreciation and amortization) was 73.8% of net sales in the three months ended June 30, 2018 (Successor) compared to 74.8% of net sales in the three months ended June 30, 2017 (Predecessor) due mainly to the recent imposition of tariffs which, favorably impacted the Company's gross material margin (calculated as net sales less cost of materials divided by net sales) as the Company experienced an overall increase in its average selling prices per ton sold. Gross material margins were also beneficially impacted by the elimination of some lower margin sales of excess and slow-moving inventory in the current year quarter as compared to the prior year quarter.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor) were as follows:

	Successor	Predecessor	Favorable/(Unfavorable)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017 As Adjusted*	$ Change	% Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$21.1	$19.3	$(1.8)	(9.3)%
Sales, general and administrative expense	17.0	15.2	(1.8)	(11.8)%
Depreciation and amortization expense	2.3	3.9	1.6	41.0%
Total operating costs and expenses	$40.4	$38.4	$(2.0)	(5.2)%
* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.
Operating costs and expenses increased by $2.0 million from $38.4 million in the three months ended June 30, 2017 (Predecessor) to $40.4 million in the three months ended June 30, 2018 (Successor).

•
Warehouse, processing and delivery expense increased by $1.8 million mainly as a result of higher payroll and benefits costs, as well as higher warehouse and freight costs attributable to an increase in fuel prices and labor costs.

•	Sales, general and administrative expense increased by $1.8 million mainly as a result of higher payroll and benefits costs.

•
Depreciation and amortization expense decreased by $1.6 million due to lower depreciation expense in the three months ended June 30, 2018 (Successor) from a lower depreciable base of property, plant and equipment as a result of fresh-start accounting and no amortization of intangible assets.

Operating loss in the three months ended June 30, 2018 (Successor) was $1.1 million compared to operating loss of $4.0 million in the three months ended June 30, 2017 (Predecessor).
Other Income and Expense, Income Taxes and Net Loss
The Company adopted Accounting Standards Update ("ASU") No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", in the first quarter of 2018. In accordance with the adoption of ASU No. 2017-07, the Company now classifies the interest cost component of net periodic benefit cost in interest expense, net, with the service cost component continuing to be classified in sales, general and administrative expense. The other components of net periodic benefit cost are now classified in other expense (income), net. As result of the adoption of ASU No. 2017-07, the Company reclassified a net pension cost of $1.2 million from sales, general and administrative expense to interest expense and a net pension benefit of $1.8 million from sales, general and administrative expense to other expense (income), net on the Condensed

Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2017 (Predecessor). See Note - 3 New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for further discussion.
Interest expense was $8.1 million in the three months ended June 30, 2018 (Successor), compared to $11.3 million in the three months ended June 30, 2017 (Predecessor). Interest expense in both the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 included the interest cost component of net periodic benefit cost of $1.2 million. Following the Plan becoming effective on August 31, 2017, the Company has significantly reduced its debt and contractual interest burden from what it had been in the prepetition periods resulting in significantly lower interest expense from debt in the three months ended June 30, 2018 (Successor), compared to the three months ended June 30, 2017 (Predecessor).
Financial restructuring expense of $5.7 million in the three months ended June 30, 2017 (Predecessor) was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Other expense, net was $0.7 million in the three months ended June 30, 2018 (Successor), compared to other income, net $4.1 million in the three months ended June 30, 2017 (Predecessor). Included in other expense (income), net in the three months ended June 30, 2018 (Successor) and the three months ended June 30, 2017 (Predecessor) was net pension benefit of $2.0 million and $1.8 million, respectively. The remaining other expense (income), net for the comparative periods is comprised mostly of foreign currency transaction gains and losses. The Company recorded a foreign currency loss of $2.6 million in the three months ended June 30, 2018 (Successor) compared to a foreign currency gain of $2.2 million in the three months ended June 30, 2017 (Predecessor).
Reorganization items, net in the three months ended June 30, 2017 (Predecessor) was an expense of $5.5 million, and was comprised of legal and other professional fees of $0.7 million and the write-off of unamortized debt issuance costs and discounts related to the Pre-Bankruptcy Secured Notes and Pre-Bankruptcy Convertible Notes of $4.8 million. Reorganization items, net represent expenses and income directly associated with the chapter 11 proceedings, as well as adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
Loss before income taxes was $10.0 million in the three months ended June 30, 2018 (Successor). Loss before income taxes was $22.5 million in the three months ended June 30, 2017 (Predecessor). Included in the loss before income taxes in the three months ended June 30, 2017 (Predecessor) was financial restructuring expenses of $5.7 million and expenses related to reorganization items, net of $5.5 million.
The Company recorded income tax benefit of $1.4 million in the three months ended June 30, 2018 (Successor) compared to an income tax expense of $0.1 million in the three months ended June 30, 2017 (Predecessor). The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended June 30, 2018 (Successor) and three months ended June 30, 2017 was 14.4% and (0.3)%, respectively. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the inability to benefit from current year losses due to valuation allowance positions in the U.S., the impact of the U.S. federal corporate tax rate reduction in connection with the U.S. tax reform legislation enacted in December 2017, the inclusion of foreign earnings under Internal Revenue Code ("IRC") Section 956, and the impact of the foreign income tax rate differential.
Net loss was $8.5 million in the three months ended June 30, 2018 (Successor). Net loss in the three months ended June 30, 2017 (Predecessor), which includes financial restructuring expense and reorganization items, was $22.5 million.

Results of Operations: Six Months Ended June 30, 2018 (Successor) Compared to Six Months Ended June 30, 2017 (Predecessor)
The following table sets forth certain statement of operations data in the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor).

	Successor		Predecessor
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017 As Adjusted*		Favorable/(Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$ Change	% Change
Net sales	$296.3	100.0%	$272.4	100.0%	$23.9	8.8%
Cost of materials (exclusive of depreciation and amortization)	221.0	74.6%	203.1	74.6%	(17.9)	(8.8)%
Operating costs and expenses	79.8	26.9%	76.3	28.0%	(3.5)	(4.6)%
Operating loss	$(4.5)	(1.5)%	$(7.0)	(2.6)%	$2.5	35.7%
* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.

Net Sales
Net sales of $296.3 million in the six months ended June 30, 2018 (Successor) were an increase of $23.9 million, or 8.8%, compared to the six months ended June 30, 2017 (Predecessor). The increase in net sales in the first half of 2018 compared to the first half of 2017 was driven primarily by strong market demand and an increase in commodities pricing, both of which had a favorable impact on selling prices in the first half of the current year, as did the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries. Overall average selling prices increased 9.7% in the six months ended June 30, 2018 (Successor) compared to the six months ended June 30, 2017 (Predecessor) on the strength of favorable pricing of many of the Company's highest selling products including all carbon and alloy products, as well as SBQ bar.
Overall tons sold per day were flat in the six months ended June 30, 2018 (Successor) compared to the same period in the prior year. Sales volume increases in many carbon and alloy products, as well as sales volume increases in aluminum and stainless were offset by significant decreases in carbon and alloy plate and SBQ bar, the majority of which occurred in the second quarter of 2018.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) was $221.0 million in the six months ended June 30, 2018 (Successor) compared to $203.1 million in the six months ended June 30, 2017 (Predecessor). The $17.9 million, or 8.8%, increase between the six month periods is due mainly to an increase in product mill pricing through the first half of 2018 resulting from higher market demand for metals and higher commodity pricing. Also contributing to the increase in the Company's material cost of each ton sold was higher mill pricing resulting from the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries.
Cost of materials (exclusive of depreciation and amortization) was 74.6% as a percent of net sales in both the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor). Although the Company's material cost of each ton sold was higher in the six months ended June 30, 2018 (Successor) compared to the six months ended June 30, 2017 (Predecessor), the Company recognized a similar increase in the selling prices on products sold to customers, which resulted in a flat cost of materials (exclusive of depreciation and amortization) as a percentage of net sales between periods.
.

Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the six months ended June 30, 2018 (Successor) and six months ended June 30, 2017 (Predecessor) were as follows:

	Successor	Predecessor	Favorable/(Unfavorable)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017 As Adjusted*	$ Change	% Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$41.5	$38.0	$(3.5)	(9.2)%
Sales, general and administrative expense	33.5	30.4	(3.1)	(10.2)%
Restructuring expense	—	0.1	0.1	100.0%
Depreciation and amortization expense	4.8	7.8	3.0	38.5%
Total operating costs and expenses	$79.8	$76.3	$(3.5)	(4.6)%
* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.
Operating costs and expenses increased by $3.5 million from $76.3 million during the six months ended June 30, 2017 (Predecessor) to $79.8 million in the six months ended June 30, 2018 (Successor).

•
Warehouse, processing and delivery expense increased by $3.5 million primarily mainly as a result of higher payroll and benefits costs as well as higher warehouse and freight costs attributable to an increase in fuel prices and labor costs.

•	Sales, general and administrative expense increased by $3.1 million mainly as a result of higher payroll and benefits costs.

•
Depreciation and amortization expense decreased by $3.0 million due to lower depreciation expense in the six months ended June 30, 2018 (Successor) from a lower depreciable base of property, plant and equipment as a result of fresh-start accounting and no amortization of intangible assets.

Operating loss in the six months ended June 30, 2018 (Successor) was $4.5 million compared to operating loss of $7.0 million in the six months ended June 30, 2017 (Predecessor).
Other Income and Expense, Income Taxes and Net Loss
As result of the adoption of ASU No. 2017-07, the Company reclassified a net pension cost of $2.4 million from sales, general and administrative expense to interest expense and a net pension benefit of $3.6 million from sales, general and administrative expense to other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2018 (Predecessor).
Interest expense was $15.3 million in the six months ended June 30, 2018 (Successor) compared to $23.2 million in the six months ended June 30, 2017 (Predecessor). Interest expense in the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor) included the interest cost component of net periodic benefit cost of $2.5 million and $2.4 million, respectively. Following the Plan becoming effective on August 31, 2017, the Company has significantly reduced its debt and contractual interest burden from what it had been in the prepetition periods resulting in significantly lower interest expense from debt in the six months ended June 30, 2018 (Successor), compared to the six months ended June 30, 2017 (Predecessor).
Financial restructuring expense of $6.6 million in the six months ended June 30, 2017 (Predecessor) was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Unrealized loss on the embedded conversion option associated with the Pre-Bankruptcy Convertible Notes was $0.1 million in the six months ended June 30, 2017 (Predecessor). Because of the chapter 11 bankruptcy proceedings, the fair value of the derivative liability for the embedded conversion feature of the Pre-Bankruptcy Convertible Notes was estimated to be zero as of the Petition Date, and the carrying value of the embedded conversion feature was written off to reorganization items, net in the second quarter of 2017 (Predecessor).

Other income, net was $4.1 million in the six months ended June 30, 2018 (Successor) compared to income, net of $6.4 million in the six months ended June 30, 2017 (Predecessor). Included in other income, net in the six months ended June 30, 2018 (Successor) and the six months ended June 30, 2017 (Predecessor) was net pension benefit of $3.9 million and $3.6 million, respectively. The remaining other income, net for the comparative periods is comprised mostly of foreign currency transaction gains of $0.2 million in the six months ended June 30, 2018 (Successor) and $2.8 million in the six months ended June 30, 2017 (Predecessor).
Reorganization items, net for the six months ended June 30, 2017 (Predecessor) was an expense of $5.5 million, and was comprised of legal and other professional fees of $0.7 million and the write-off of unamortized debt issuance costs and discounts related to the Pre-Bankruptcy Secured Notes and Pre-Bankruptcy Convertible Notes of $4.8 million, both of which were incurred in the second quarter of 2017. Reorganization items, net represent expenses and income directly associated with the chapter 11 proceedings, as well as adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
Loss before income taxes was $15.6 million in the six months ended June 30, 2018 (Successor). Loss before income taxes was $36.0 million in the six months ended June 30, 2017 (Predecessor). Included in the loss before income taxes in the six months ended June 30, 2017 (Predecessor) was financial restructuring expenses of $6.6 million and expenses related to reorganization items, net of $5.5 million.
The Company recorded income tax expense of $2.0 million in the six months ended June 30, 2018 (Successor) and an income tax expense of less than $0.1 million in the six months ended June 30, 2017 (Predecessor). The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the six months ended June 30, 2018 (Successor) was 12.5% and (0.02)% in the six months ended June 30, 2017 (Predecessor). The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the inability to benefit from current year losses due to valuation allowance positions in the U.S., and the impact of intraperiod allocations.
Net loss was $13.7 million in the six months ended June 30, 2018 (Successor). Net loss was $36.0 million for six months ended June 30, 2017 (Predecessor), which includes financial restructuring expense and reorganization items.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Successor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
(Dollar amounts in millions)
Net cash used in operating activities	$(20.6)	$(33.3)
Net cash used in investing activities	(3.4)	(2.0)
Net cash from financing activities	19.7	10.5
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.4
Net change in cash and cash equivalents	$(4.5)	$(24.4)

The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities. As discussed in further detail below and at Note 7 - Debt, to the Notes to the Condensed Consolidated Financial Statements, on June 1, 2018, the Company entered into the Credit Agreement Amendment which increased the maximum borrowing availability under its existing revolving credit facilities by $25.0 million, to a total maximum borrowing capacity of $150.0 million.
In periods of market growth, such as those currently being experienced, a substantial amount of the Company's principal sources of liquidity are invested in working capital to support the growth. Accordingly, the Company expects working capital increases to result in a cash flow use from operations in the near term, supported by higher borrowings under its revolving credit facilities.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:

•
Higher accounts receivable at June 30, 2018 (Successor) compared to year-end 2017 resulted in a cash flow use of $17.3 million in the six months ended June 30, 2018 (Successor) compared to $16.7 million of cash flow use in the six months ended June 30, 2017 (Predecessor). The increase in accounts receivable at June 30, 2018 (Successor) compared to the year-end 2017 was mainly attributable to higher net sales in the three months ended June 30, 2018 (Successor). Average receivable days outstanding was 53.6 days in the six months ended June 30, 2018 compared to 51.4 days for the six months ended June 30, 2017.

•
Higher inventory levels at June 30, 2018 (Successor) compared to year-end 2017 resulted in a cash flow use of $10.8 million in the six months ended June 30, 2018 (Successor) compared to a $0.5 million cash flow source in the six months ended June 30, 2017 (Predecessor). Average days sales in inventory was 129.8 days for the six months ended June 30, 2018 compared to 135.9 days for the six months ended June 30, 2017. The decrease in average days sales in inventory is primarily the result of improved inventory management.

•
Increases in total accounts payable and accrued and other current liabilities compared to year-end 2017 resulted in a $11.6 million cash flow source in the six months ended June 30, 2018 (Successor) compared to a $13.2 million cash flow source for the Predecessor's same period last year. Accounts payable days outstanding was 43.1 days for the six months ended June 30, 2018 compared to 38.8 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	Successor
(Dollar amounts in millions)	June 30, 2018	December 31, 2017	Working Capital Increase (Decrease)
Working capital	$208.1	$191.9	$16.2
Cash and cash equivalents	6.6	11.1	(4.5)
Accounts receivable	91.1	74.4	16.7
Inventories	164.1	154.5	9.6
Accounts payable	52.0	41.8	(10.2)
Accrued and other current liabilities	15.6	13.9	(1.7)
Approximately $2.8 million of the Company’s consolidated cash and cash equivalents balance of $6.6 million at June 30, 2018 (Successor) resided in the United States.
Net cash used in investing activities of $3.4 million during the six months ended June 30, 2018 (Successor) and $2.0 million in the six months ended June 30, 2017 (Predecessor) is mostly attributable to cash paid for capital expenditures in the respective periods. Management expects capital expenditures to range from $6.5 million to $7.5 million for the full-year 2018.
During the six months ended June 30, 2018 (Successor), net cash from financing activities of $19.7 million was mainly attributable to proceeds from borrowings under the Company's Expanded ABL Credit Agreement offset by net repayments of short-term borrowings under the Company's foreign line of credit and a payment of $0.9 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI. During the six months ended June 30, 2017 (Predecessor), net cash from financing activities of $10.5 million was mainly due to proceeds from borrowings under the Company's credit facilities available at that time, partially offset by the cash payment of debt issuance costs.
As fully discussed at Note 2 - Bankruptcy Related Disclosures, to the Condensed Consolidated Financial Statements, on the August 31, 2017 Effective Date, the Company's bankruptcy plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. By operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Pre-Bankruptcy Credit Facilities Agreement, amounting to $49.4 million, was paid in full with the proceeds of borrowings under the Revolving Credit A Facility and the issuance of Second Lien Notes under the Second Lien Indenture. Also, on the Effective Date and by operation of the Plan, all outstanding indebtedness of the Debtors under (i) the Company's Pre-Bankruptcy Secured Notes Indenture and the Pre-Bankruptcy Secured Notes issued pursuant thereto, and (ii) the Company's Pre-Bankruptcy Convertible Notes Indenture and the Pre-Bankruptcy Convertible Notes issues pursuant thereto, were discharged and canceled.
The ABL Credit Agreement provided for a $125.0 million senior secured, revolving credit facility for the Company. On June 1, 2018, the Company entered into the Credit Agreement Amendment by and among the Company, the Borrowers and guarantors party thereto and the Agent and the lenders party thereto, which amended the ABL Credit Agreement (as amended by the Credit Agreement Amendment, the Expanded ABL Credit Agreement) to provide for additional borrowing capacity.
The Expanded ABL Credit Agreement provides for an additional $25.0 million last out Revolving B Credit Facility (the "Revolving B Credit Facility" and together with the Revolving A Credit Facility, the "Expanded Credit Facility") made available in part by way of a participation in the Revolving B Credit Facility by certain of the Company’s shareholders. Borrowings under the Expanded Credit Facility will mature on February 28, 2022.
Subject to certain exceptions and permitted encumbrances, the obligations under the Expanded Credit Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain of their foreign subsidiaries. The proceeds of the advances under the Expanded Credit Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the Expanded Credit Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017, by and among the Company, the lenders party thereto, and PNC, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the Expanded ABL Credit Agreement.
The Company may prepay its obligations under the Expanded Credit Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company's obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to June 1, 2020, a 0.50% fee shall be due for the period from June 1, 2018 through May 31, 2019 and 0.25% for the period from June 1, 2019 through May 31, 2020, in each case on the amount of such commitment reduction, subject to reduction as set forth in the Expanded ABL Credit Agreement. Indebtedness for borrowings under the Expanded Credit Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of a loan party, failure by a loan party to perform certain covenants, defaults under indebtedness owed to third parties, certain liability producing events relating to ERISA, the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Interest on indebtedness under the Revolving A Credit Facility accrues at a variable rate based on a grid with the highest interest rate being the applicable LIBOR-based rate plus a margin of 3.0%, as set forth in the Expanded ABL Credit Agreement. Interest on indebtedness under the Revolving B Credit Facility accrues at a rate of 12.0% per annum, which will be paid-in-kind unless the Company elects to pay such interest in cash and the Revolving B payment conditions specified in the Expanded ABL Credit Agreement are satisfied. Additionally, the Company must pay a monthly facility fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount of the Expanded Credit Facility, 0.375% per annum) multiplied by (ii) the amount by which the maximum advance amount of the Expanded Credit Facility exceeds such average daily Expanded Credit Facility usage for such month.
Under the Expanded ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. The weighted average advance rates used in the borrowing base calculation are 88.4% on eligible accounts receivable and 70.4% on eligible inventory.

The Company's Expanded ABL Credit Agreement contains certain covenants and restrictions customary to an asset-based revolving loan. Indebtedness for borrowings under the Expanded ABL Credit Agreement is subject to acceleration upon the occurrence of specified defaults or events of default, including failure to pay principal or interest, the inaccuracy of any representation or warranty of a loan party, failure by a loan party to perform certain covenants, defaults under indebtedness owed to third parties, certain liability producing events relating to ERISA, the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and other events.
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the Expanded Credit Facility Agreement is less than $12.5 million. The Company is not in a covenant testing period as of June 30, 2018 (Successor).
Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain cash liquidity (as defined in the Expanded Credit Facility Agreement) in excess of $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Expanded Credit Facility Agreement (“Cash Dominion”). Based on the Company's cash projections, it does not anticipate that Cash Dominion will occur during the next 12 months.
Additional unrestricted borrowing capacity under the Revolving A Credit Facility as of June 30, 2018 (Successor) was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(2.1)
Current maximum borrowing capacity	122.9
Current borrowings	(105.0)
Additional unrestricted borrowing capacity	$17.9
The Second Lien Notes are five-year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the Expanded ABL Credit Agreement.
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Currently, the Company is paying interest on the Second Lien Notes in kind as per the Second Lien Notes Indenture, interest on the Second Lien Notes in the first 12 months is required to be paid in kind at a rate of 7.00%. The Company may pay the interest on the Second Lien Notes in cash after the first 12 months if certain defined interest payment conditions are met.
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of as of June 30, 2018 (Successor), the French subsidiary has borrowings of $4.8 million under the credit facility.
Interest expense in the three and six months ended June 30, 2018 (Successor) was $8.1 million and $15.3 million, respectively, of which $1.7 million and $3.1 million, respectively, was cash interest.
As of as of June 30, 2018 (Successor), the Company had $2.1 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the Expanded ABL Credit Agreement, the Second Lien Notes, and the French credit facility refer to Note 7 - Debt to the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's most recent Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on March 15, 2018, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first six months of 2018.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.1
Amendment No. 1 to Revolving Credit and Security Agreement dated June 1, 2018 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the SEC on June 4, 2018. Commission File No. 1-05415

10.2
Supplemental Indenture and Amendment No. 1 dated June 1, 2018 between the Company, certain of its subsidiaries, Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent. Incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed with the SEC on June 4, 2018. Commission File No. 1-05415

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

A. M. Castle & Co.
(Registrant)
Date:	August 9, 2018	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)