Form 10-Q
period 2018-09-30
CASTLE A M & CO
filed 2018-11-14
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2018
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
Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
The number of shares outstanding of the registrant’s common stock as of November 9, 2018 was 3,802,839 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	Successor
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,356	$11,104
Accounts receivable, less allowances of $1,100 and $1,586, respectively	89,297	74,370
Inventories	167,915	154,491
Prepaid expenses and other current assets	15,735	12,274
Income tax receivable	2,056	1,576
Total current assets	282,359	253,815
Goodwill and intangible assets, net	8,176	8,176
Prepaid pension cost	12,810	10,745
Deferred income taxes	1,291	1,278
Other noncurrent assets	835	1,344
Property, plant and equipment:
Land	5,579	5,581
Buildings	21,319	21,296
Machinery and equipment	37,136	33,011
Property, plant and equipment, at cost	64,034	59,888
Accumulated depreciation	(9,366)	(2,961)
Property, plant and equipment, net	54,668	56,927
Total assets	$360,139	$332,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,363	$41,757
Accrued and other current liabilities	16,862	13,931
Income tax payable	668	262
Short-term borrowings	5,069	5,854
Current portion of long-term debt	119	118
Total current liabilities	73,081	61,922
Long-term debt, less current portion	239,908	199,903
Deferred income taxes	11,978	16,166
Build-to-suit liability	9,790	10,148
Other noncurrent liabilities	3,509	3,784
Pension and postretirement benefit obligations	6,281	6,377
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value—200,000 Class A shares authorized with 3,803 shares issued and outstanding at September 30, 2018 and 3,734 shares issued and outstanding at December 31, 2017	38	37
Additional paid-in capital	54,872	49,944
Accumulated deficit	(33,636)	(13,327)
Accumulated other comprehensive loss	(5,682)	(2,669)
Total stockholders’ equity	15,592	33,985
Total liabilities and stockholders’ equity	$360,139	$332,285

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
	Successor		Predecessor
	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017 As Adjusted*	July 1, 2017 Through August 31, 2017 As Adjusted*

Net sales	$148,109	$41,725	$81,518
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	110,896	31,482	63,406
Warehouse, processing and delivery expense	21,092	5,972	12,277
Sales, general and administrative expense	16,871	5,141	10,455
Restructuring expense	—	—	398
Depreciation and amortization expense	2,227	502	2,391
Total costs and expenses	151,086	43,097	88,927
Operating loss	(2,977)	(1,372)	(7,409)
Interest expense, net	8,746	1,805	3,409
Financial restructuring expense	—	—	424
Other (income) expense, net	(3,000)	(2,770)	(2,037)
Reorganization items, net	—	128	(80,033)
(Loss) income before income taxes	(8,723)	(535)	70,828
Income tax (benefit) expense	(2,068)	286	(1,395)
Net (loss) income	$(6,655)	$(821)	$72,223

Basic and diluted (loss) earnings per common share	$(3.33)	$(0.41)	$2.27

Comprehensive (loss) income:
Net (loss) income	$(6,655)	$(821)	$72,223
Change in unrecognized pension and postretirement benefit costs, net of tax	—	—	9,369
Foreign currency translation adjustments, net of tax	(1,014)	(2,362)	17,827
Comprehensive (loss) income	$(7,669)	$(3,183)	$99,419

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards, for additional information.

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income Continued
	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017 As Adjusted*	January 1, 2017 Through August 31, 2017 As Adjusted*

Net sales	$444,396	$41,725	$353,926
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	331,861	31,482	266,495
Warehouse, processing and delivery expense	62,612	5,972	50,314
Sales, general and administrative expense	50,393	5,141	40,766
Restructuring expense	—	—	566
Depreciation and amortization expense	6,965	502	10,150
Total costs and expenses	451,831	43,097	368,291
Operating loss	(7,435)	(1,372)	(14,365)
Interest expense, net	24,001	1,805	26,629
Financial restructuring expense	—	—	7,024
Unrealized loss on embedded debt conversion option	—	—	146
Other (income) expense, net	(7,101)	(2,770)	(8,436)
Reorganization items, net	—	128	(74,531)
(Loss) income before income taxes	(24,335)	(535)	34,803
Income tax (benefit) expense	(4,026)	286	(1,387)
Net (loss) income	$(20,309)	$(821)	$36,190

Basic and diluted (loss) earnings per common share	$(10.15)	$(0.41)	$1.12

Comprehensive (loss) income:
Net (loss) income	$(20,309)	$(821)	$36,190
Change in unrecognized pension and postretirement benefit costs, net of tax	—	—	9,797
Foreign currency translation adjustments, net of tax	(3,013)	(2,362)	16,142
Comprehensive (loss) income	$(23,322)	$(3,183)	$62,129

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards, for additional information.

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017

Operating activities:
Net (loss) income	$(20,309)	$(821)	$36,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,965	502	10,150
Amortization of deferred financing costs and debt discount	5,762	73	3,810
Unrealized loss on embedded debt conversion option	—	—	146
Noncash reorganization items, net	—	—	(87,107)
(Gain) loss on sale of property, plant and equipment	(4)	—	7
Unrealized foreign currency gain	(784)	(1,292)	(4,439)
Noncash interest paid in kind	9,755	951	—
Noncash compensation expense	2,063	215	630
Deferred income taxes	(4,188)	—	(953)
Other, net	463	66	537
Changes in assets and liabilities:
Accounts receivable	(15,253)	(3,658)	(6,061)
Inventories	(14,324)	(784)	(2,703)
Prepaid expenses and other current assets	(3,614)	(3,050)	(3,100)
Other noncurrent assets	540	567	1,664
Prepaid pension costs	(2,065)	(168)	(849)
Accounts payable	8,947	235	8,602
Income tax payable and receivable	(83)	174	(340)
Accrued and other current liabilities	1,791	523	(6,002)
Pension and postretirement benefit obligations and other noncurrent liabilities	(287)	(93)	(471)
Net cash used in operating activities	(24,625)	(6,560)	(50,289)
Investing activities:
Capital expenditures	(4,909)	(924)	(2,850)
Proceeds from sale of property, plant and equipment	53	5	619
Proceeds from release of cash collateralization of letters of credit	—	—	7,492
Net cash (used in) from investing activities	(4,856)	(919)	5,261
Financing activities:
Proceeds from long-term debt including credit facilities	45,454	8,677	195,026
Repayments of long-term debt including credit facilities	(17,600)	(25)	(175,414)
Repayments of short-term borrowings, net	(607)	(216)	3,797
Payments of debt issue costs	(499)	—	(1,831)
Payments of build-to-suit liability	(897)	—	(3,000)
Net cash from financing activities	25,851	8,436	18,578
Effect of exchange rate changes on cash and cash equivalents	(118)	95	890
Net change in cash and cash equivalents	(3,748)	1,052	(25,560)
Cash and cash equivalents - beginning of period	11,104	10,064	35,624
Cash and cash equivalents - end of period	$7,356	$11,116	$10,064
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
The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). This report contains Condensed Consolidated Financial Statements of the Company as of September 30, 2018 (Successor) and for the three and nine months ended September 30, 2018 (Successor), for the period from July 1, 2017 to August 31, 2017 (Predecessor), for the period from January 1, 2017 to August 31, 2017 (Predecessor), and for the period from September 1, 2017 to September 30, 2017 (Successor). The Condensed Consolidated Balance Sheet at December 31, 2017 (Successor) is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The 2018 interim results reported herein may not necessarily be indicative of the results of the Company’s operations for the full year.
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

◦
On the Effective Date, in connection with its entering into the ABL Credit Agreement, the Company borrowed an aggregate amount equal to $78,797, proceeds from which, along with proceeds of the New Money Notes (defined below) of $38,002, were used to pay down all outstanding indebtedness, accrued interest, and related fees of the Company under the Pre-Bankruptcy Credit Facilities Agreement and the borrowings outstanding under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of June 10, 2017 (the "DIP facility").

•
Entry into an Indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately $162,502 in aggregate original principal amount of its 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK")

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

Financial Reporting During Bankruptcy
During the pendency of the Company's chapter 11 cases, expenses and income directly associated with the chapter 11 proceedings were reported separately in reorganization items, net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments were determined. In addition, effective as of the Petition Date and during the pendency of the Company's chapter 11 cases, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC. Upon the Company's emergence from its chapter 11 cases, the Company settled and extinguished or reinstated liabilities that were subject to compromise.

Reorganization Items, Net
The following table presents reorganization items incurred in the periods after the Effective Date, as reported in the accompanying Condensed Consolidated Statement of Operations:

	Successor	Predecessor
	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	June 18, 2017 Through August 31, 2017
Gain on extinguishment of debt	—	(89,989)	(89,989)
Gain on fresh-start revaluation	—	(16,566)	(16,566)
Write-off of unamortized debt issuance costs and discounts	—	5,412	10,262
Prepayment of penalties and debt-related fees	—	13,191	13,191
Professional fees	128	6,690	7,342
Key employee incentive plan	—	1,229	1,229
Reorganization items, net	128	(80,033)	(74,531)
For the period from June 18, 2017 through August 31, 2017, the cash reorganization items included approximately $8,571 of professional fees and employee incentives and $3,673 of debt issuance and repayment costs. Cash reorganization items included approximately $128 for professional fees for the period from September 1, 2017 through September 30, 2017 (Successor). The cash outflow is included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the periods presented.
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
(3) New Accounting Standards
Standards Updates Adopted
In March 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers must present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item(s) that includes the service cost component and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-07 in the first quarter of 2018 and concluded it had no impact on its net loss before income taxes. Prior to the adoption of ASU No. 2017-07, the Company's net periodic pension and postretirement benefit costs were reported as sales, general and administrative expense on the Company's Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result of the adoption of ASU No. 2017-07, the Company reclassified the interest cost component of net periodic pension and postretirement benefit costs of $397 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $692 from sales, general and administrative expense to other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the period September 1, 2017 through September 30, 2017 (Successor). The Company reclassified the interest cost component of net periodic pension and postretirement benefit costs of $806 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $1,213 from sales, general and administrative expense to other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the period July 1, 2017 through August 31, 2017 (Predecessor) and the interest cost component of net periodic pension and postretirement benefit costs of $3,227 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $4,854 from sales, general and administrative expense to other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the period January 1, 2017 through August 31, 2017 (Predecessor).
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
Standards Updates Issued Not Yet Effective
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 amends Fair Value Measurement (Topic 820) to add, remove, and modify fair value measurement disclosure requirements. The ASU’s changes to disclosures aim to improve the effectiveness of Topic 820's disclosure requirements under the aforementioned FASB disclosure framework project. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for any eliminated or modified disclosures prescribed by the ASU. The Company will adopt the disclosure requirements of ASU No. 2018-13 in fiscal year 2020.
Also in August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans - General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plan.” ASU No. 2018-14 amends Compensation - Retirement Benefits (Topic 715) to add or remove certain disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes to disclosures aim to improve the effectiveness of Topic 715's disclosure requirements under the FASB’s disclosure framework project. ASU No. 2018-14 is effective for public entities for fiscal years beginning after December 15, 2020. ASU No. 2018-14 does not impact the interim disclosure requirements of Topic 715. Early adoption is permitted. The Company will adopt the disclosure requirements of this new guidance in fiscal year 2021.
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
ASU No. 2016-02 is effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt ASU No. 2016-02 on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The Company expects that the adoption of this standard will have a material effect on its financial statements. While it continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for its real estate operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions that currently do not qualify for sale accounting, including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset; and (3) providing significant new disclosures about the Company's leasing activities. The Company does not expect a significant change its leasing activities between now and adoption.
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
Revenue from the sale of products is recognized when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 2% of the Company’s consolidated net sales in the three and nine months ended September 30, 2018 (Successor), in the period September 1, 2017 through September 30, 2017 (Successor), in the period July 1, 2017 through August 31, 2017 (Predecessor), and in the period January 1, 2017 through August 31, 2017 (Predecessor), respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three and nine months ended September 30, 2018 (Successor), shipping and handling costs included in warehouse, processing and delivery expenses were $6,662 and $20,267, respectively. In the period September 1, 2017 through September 30, 2017 (Successor), in the period July 1, 2017 through August 31, 2017 (Predecessor), and in the period January 1, 2017 through August 31, 2017 (Predecessor), shipping and handling costs included in warehouse, processing and delivery expenses were $1,962, $4,432, and $16,292, respectively. As a practical expedient under ASC 606, the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
The Company maintains an allowance for doubtful accounts related to the potential inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.
The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the tables below:

	Successor		Predecessor
	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017

Balance, beginning of period	$1,678	$—	$1,766
Add Provision charged to expense(a)	(139)	493	(46)
Recoveries	10	12	—
Less Charges against allowance	(449)	(83)	(32)
Fresh-start accounting adjustment	—	—	(1,688)
Balance, end of period	$1,100	$422	$—
(a) Includes the net amount of credit memos reserved and issued.

	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017

Balance, beginning of period	$1,586	$—	$1,945
Add Provision charged to expense(a)	34	493	34
Recoveries	36	12	25
Less Charges against allowance	(556)	(83)	(316)
Fresh-start accounting adjustment	—	—	(1,688)
Balance, end of period	$1,100	$422	$—
(a) Includes the net amount of credit memos reserved and issued.

The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer and exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017

Net sales
United States	$97,679	$26,646	$54,641
Canada	11,402	3,100	6,248
Mexico	16,767	5,212	8,659
France	11,944	3,763	5,439
All other countries	10,317	3,004	6,531
Total	$148,109	$41,725	$81,518

	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017

Net sales
United States	$289,178	$26,646	$222,186
Canada	35,677	3,100	26,897
Mexico	48,305	5,212	37,418
France	38,981	3,763	25,216
All other countries	32,255	3,004	42,209
Total	$444,396	$41,725	$353,926

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
(5) (Loss) Earnings Per Share
Diluted (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options (Predecessor), restricted stock awards (Predecessor and Successor), other share-based payment awards (Predecessor), contingently issuable shares related to the Company’s 5.25% Pre-Bankruptcy Convertible Notes (Predecessor), and the Company's Second Lien Notes (Successor), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 7 - Debt for further description of the Pre-Bankruptcy Convertible Notes and Second Lien Notes.

The following tables are reconciliations of the basic and diluted (loss) earnings per common share calculations:

	Successor		Predecessor
	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017

Numerator:
Net (loss) income	$(6,655)	$(821)	$72,223
Denominator:
Weighted average common shares outstanding	2,000	2,000	31,790
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted (loss) earnings per common share	2,000	2,000	31,790

Basic (loss) earnings per common share	$(3.33)	$(0.41)	$2.27
Diluted (loss) earnings per common share	$(3.33)	$(0.41)	$2.27
Excluded outstanding share-based awards having an anti-dilutive effect	1,803	1,734	—

	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017

Numerator:
Net (loss) income	$(20,309)	$(821)	$36,190
Denominator:
Weighted average common shares outstanding	2,000	2,000	32,174
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted (loss) earnings per common share	2,000	2,000	32,174

Basic (loss) earnings per common share	$(10.15)	$(0.41)	$1.12
Diluted (loss) earnings per common share	$(10.15)	$(0.41)	$1.12
Excluded outstanding share-based awards having an anti-dilutive effect	1,803	1,734	—

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
(6) Goodwill and Intangible Asset
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The goodwill is not tax deductible. There were no changes in the amount of goodwill recognized in the three and nine months ended September 30, 2018 (Successor). Also as part of fresh-start accounting, the Company recorded an intangible asset comprised of the indefinite-lived trade name of the Successor, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both September 30, 2018 (Successor) and December 31, 2017 (Successor).
The Company will test both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

(7) Debt
Long-term debt consisted of the following:

	Successor
	September 30, 2018	December 31, 2017
LONG-TERM DEBT
5.00% / 7.00% Second Lien Notes due August 31, 2022	$177,783	$168,767
Floating rate Revolving A Credit Facility due February 28, 2022	110,988	101,047
12.00% Revolving B Credit Facility due February 28, 2022	18,738	—
Other, primarily capital leases	208	288
Less: unvested restricted Second Lien Notes(a)	(1,570)	(2,144)
Less: unamortized discount	(65,665)	(67,937)
Less: unamortized debt issuance costs	(455)	—
Total long-term debt	240,027	200,021
Less: current portion of long-term debt	119	118
Total long-term portion	$239,908	$199,903
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
Interest on indebtedness under the Revolving A Credit Facility accrues at a variable rate based on a grid with the highest interest rate being the applicable LIBOR-based rate plus a margin of 3.0%, as set forth in the Expanded ABL Credit Agreement. Interest on indebtedness under the Revolving B Credit Facility accrues at a rate of 12.0% per annum, which will be paid in kind unless the Company elects to pay such interest in cash and the Revolving B payment conditions specified in the Expanded ABL Credit Agreement are satisfied. Additionally, the Company must pay a monthly facility fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount of the Expanded Credit Facility, 0.375% per annum) multiplied by (ii) the amount by which the maximum advance amount of the Expanded Credit Facility exceeds such average daily Expanded Credit Facility usage for such month. Interest expense related to the Revolving B Credit Facility of $558 and $738 was paid in kind in the three months ended September 30, 2018 (Successor) and nine months ended September 30, 2018 (Successor), respectively.
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the three months ended September 30, 2018 (Successor) and nine months ended September 30, 2018 (Successor) was 5.21% and 4.74%, respectively, and the weighted average facility fee for both periods was 0.25%. The Company pays certain customary recurring fees with respect to the Expanded ABL Credit Agreement.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the Expanded ABL Credit Agreement) is less than $12,500. The Company is not in a covenant testing period as of September 30, 2018 (Successor).
Unamortized debt issuance costs of $455 associated with the Expanded ABL Credit Agreement were recorded as a reduction in long-term debt as of September 30, 2018 (Successor).
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, the Company is currently paying interest on the Second Lien Notes in kind. Interest expense related to the Second Lien Notes of $3,058 and $9,017 was paid in kind in the three months ended September 30, 2018 (Successor) and nine months ended September 30, 2018 (Successor), respectively, and $951 was paid in kind in the period September 1, 2017 through September 30, 2017 (Successor).
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of September 30, 2018 (Successor), the French subsidiary has borrowings of $5,069 under the credit facility.

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
The Company’s pension plan asset portfolio as of September 30, 2018 (Successor) and December 31, 2017 (Successor) is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
As the Credit Agreement Amendment was entered into on June 1, 2018, and based on the terms of the Credit Agreement Amendment, the Company has determined the fair value of its borrowings under the Revolving B Credit Facility approximated its carrying value of $18,738 as of September 30, 2018 (Successor).
As of September 30, 2018 (Successor), the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $169,694 compared to a carrying value of $177,783. The fair value of the Second Lien Notes, including the conversion option falls within Level 3 of the fair value hierarchy, was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The following valuation assumptions were used in determining the fair value of the Second Lien Notes, including the conversion option, as of September 30, 2018 (Successor):

Risk-free interest rate	2.16%
Credit spreads	13.93%
PIK premium spread	2.00%
Volatility	50.00%
Given the nature and the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility and the French subsidiary's foreign line of credit approximated their carrying value as of September 30, 2018 (Successor).
(9) Stockholders’ Equity
Accumulated Comprehensive (Loss) Income
The components of accumulated other comprehensive loss are as follows:

	Successor
	September 30, 2018	December 31, 2017
Unrecognized pension and postretirement benefit costs, net of tax	$34	$34
Foreign currency translation losses, net of tax	(5,716)	(2,703)
Total accumulated other comprehensive loss	$(5,682)	$(2,669)

Changes in accumulated other comprehensive loss by component in the three months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor) are as follows:

	Defined Benefit Pension and Postretirement Items			Foreign Currency Items			Total

	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017

Beginning Balance	$34	$—	$(9,369)	$(4,702)	$—	$(17,827)	$(4,668)	$—	$(27,196)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(1,014)	(2,362)	2,070	(1,014)	(2,362)	2,070
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	—	(1,436)	—	—	—	—	—	(1,436)
Net current period other comprehensive income (loss)	—	—	(1,436)	(1,014)	(2,362)	2,070	(1,014)	(2,362)	634
Adjustment for fresh-start accounting(b)	—	—	10,805	—	—	15,757	—	—	26,562
Ending Balance	$34	$—	$—	$(5,716)	$(2,362)	$—	$(5,682)	$(2,362)	$—
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the three months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor).
Changes in accumulated other comprehensive loss by component in the nine months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) are as follows:

	Defined Benefit Pension and Postretirement Items			Foreign Currency Items			Total

	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017

Beginning Balance	$34	$—	$(9,797)	$(2,703)	$—	$(16,142)	$(2,669)	$—	$(25,939)
Other comprehensive loss before reclassifications, net of tax	—	—	—	(3,013)	(2,362)	385	(3,013)	(2,362)	385
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	—	(1,008)	—	—	—	—	—	(1,008)
Net current period other comprehensive income (loss)	—	—	(1,008)	(3,013)	(2,362)	385	(3,013)	(2,362)	(623)
Adjustment for fresh-start accounting(b)	—	—	10,805	—	—	15,757	—	—	26,562
Ending Balance	$34	$—	$—	$(5,716)	$(2,362)	$—	$(5,682)	$(2,362)	$—
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the nine months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor).

Reclassifications from accumulated other comprehensive loss are as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017

Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$—	$—	$(33)
Actuarial gain (loss) (a)	—	—	1,326
Total before tax	—	—	1,293
Tax effect	—	—	143
Total reclassifications for the period, net of tax	$—	$—	$1,436
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other expense (income), net.

	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017

Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$—	$—	$(133)
Actuarial gain (loss) (a)	—	—	998
Total before tax	—	—	865
Tax effect	—	—	143
Total reclassifications for the period, net of tax	$—	$—	$1,008
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other expense (income), net.
(10) Share-based Compensation
On the Effective Date, pursuant to the operation of the Plan, the A.M. Castle & Co. 2017 Management Incentive Plan (the “MIP”) became effective.
Restricted Shares
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

Performance Share Units
On September 10, 2018, the Company granted 644 performance share units ("PSUs") under the MIP to senior level managers and other select personnel. The PSUs contain a performance-based condition tied to the enterprise value of the Company. Each PSU that becomes vested entitles the participant to receive one share of the Company's common stock. Vesting occurs upon achievement of a defined enterprise value of the Company, with 50% vesting upon achievement of the defined enterprise value between the performance period September 30, 2020 and September 30, 2022 and 100% vesting upon the achievement of the defined enterprise value as a result of a specified transaction, as defined in the PSU agreement, on or before September 30, 2022. At the discretion of the Company's Board of Directors, payment can be made in stock, cash, or a combination of both.
Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of September 30, 2018 (Successor), no expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition was not met.
As of September 30, 2018 (Successor), the unrecognized share-based compensation expense related to unvested Restricted Shares was $3,655 and the remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years. As discussed in Note 1 - Basis of Presentation, the Successor has elected to account for forfeitures as they occur.
As of September 30, 2018 (Successor), the unrecognized share-based compensation expense related to the Restricted Notes issued to certain officers of the Company was $1,469 and is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company will recognize this expense on a straight-line basis over the three-year vesting period using the fair value at the issue date, $2,300.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit cost are as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	July 1, 2017 Through August 31, 2017

Service cost	$117	$38	$71
Interest cost	1,225	397	806
Expected return on assets	(1,971)	(692)	(1,356)
Amortization of prior service cost	—	—	33
Amortization of actuarial loss	—	—	110
Net periodic pension and postretirement benefit credit	$(629)	$(257)	$(336)
Contributions paid	$—	$213	$—

	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017

Service cost	$351	$38	$282
Interest cost	3,675	397	3,227
Expected return on assets	(5,913)	(692)	(5,425)
Amortization of prior service cost	—	—	133
Amortization of actuarial loss	—	—	438
Net periodic pension and postretirement benefit credit	$(1,887)	$(257)	$(1,345)
Contributions paid	$—	$213	$356
The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2018.
In the first quarter of 2018, the Company adopted ASU 2017-07, which requires that all net periodic pension and postretirement benefit costs, with the exception of service costs, be included as a component of non-operating income on the Company's Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Prior to the adoption of ASU 2017-07, the Company reported net periodic pension and postretirement benefit costs as a component of sales, general and administrative expense. As a result of the adoption of ASU No. 2017-07, the Company included the interest cost component of net periodic pension and postretirement benefit costs of $1,225 in interest expense and the expected return on assets component net periodic pension and postretirement benefit costs of $1,971 in other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the three months ended September 30, 2018 (Successor) and included the interest cost component of net periodic pension and postretirement benefit costs of $3,675 in interest expense and the expected return on assets component net periodic pension and postretirement benefit costs of $5,913 in other expense (income), net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the nine months ended September 30, 2018 (Successor). Prior year amounts have been reclassified to conform to the current year presentation in the Condensed Consolidated Financial Statements (see Note 3 - New Accounting Standards).
The Company was party to a multi-employer pension plan. In connection with the April 2015 restructuring plan, which is now complete, the Company stated its intention to withdraw from the multi-employer pension plan. At September 30, 2018 (Successor), the total estimated liability to withdraw from the plan is $3,307. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet and the long-term liability of $3,067 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet.
(12) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
In the period September 1 through September 30, 2017 (Successor), the Company recorded income tax expense of $286 on pre-tax loss from continuing operations of $535, for an effective tax rate of (53.5)%.
In the three months ended September 30, 2018 (Successor), the Company recorded income tax benefit of $2,068 on pre-tax loss of $8,723, for an effective tax rate of 23.7%. In the period July 1, 2017 through August 31, 2017 (Predecessor), the Company recorded income tax benefit of $1,395 on pre-tax income of $70,828, for an effective tax rate of (2.0)%.
In the nine months ended September 30, 2018 (Successor), the Company recorded income tax benefit of $4,026 on pre-tax loss of $24,335, for an effective tax rate of 16.5%. In the period January 1, 2017 through August 31, 2017 (Predecessor), the Company recorded income tax benefit of $1,387 on pre-tax income of $34,803, for an effective tax rate of (4.0)%.
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
Given the complexity of the Tax Act and anticipated guidance from the U.S. treasury about implementing the Tax Act, the Company’s analysis and accounting for the tax effects of the enactment of the Tax Act is preliminary. The Company has made provisional estimates in accordance with SAB 118 but has not fully completed its analysis and calculation of foreign earnings subject to the transition tax or its analysis of certain other aspects of the Tax Act that could result in adjustments to the remeasurement of deferred tax balances. Upon completion of the analysis in 2018, these estimates may be adjusted through income tax benefit or expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. No adjustments to these provisional estimates were made in either the three or nine months ended September 30, 2018 (Successor). The Company expects to finalize its accounting for the tax effects of the Tax Act in the fourth quarter of 2018.

The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, "Accounting for Global Intangible Low-Taxed Income", states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018 (Successor), because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
Accordingly, in both the three months ended September 30, 2018 (Successor) and the nine months ended September 30, 2018 (Successor), the Company's income tax provision reflects i) the current year impacts of the Tax Act on the estimated annual effective tax rate and ii) discrete items, if any, resulting directly from the enactment of the Tax Act based on information available, prepared, or analyzed (including computations) in reasonable detail. There were no material discrete impacts from the enactment of the Tax Act in either the three months ended September 30, 2018 (Successor) or nine months ended September 30, 2018 (Successor).
The most significant factors impacting the effective tax rate in the three and nine months ended September 30, 2018 (Successor) were the impact of the U.S. federal corporate tax rate reduction in connection with the enactment of the Tax Act on the estimated annual effective tax rate, the foreign rate differential, and the release of valuation allowances in jurisdictions that have become profitable.
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

•	The A.M. Castle & Co. 2017 Management Incentive Plan became effective.

•	All of the existing members of the Board were deemed to have resigned and were replaced with the new Board of the Company consisting of six members, four of whom were new to the Board.
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

In the following discussion and analysis of the results of operations and liquidity, the Company compares certain financial information for the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017. The Company believes that in certain instances, combining the financial results when discussing the Predecessor and Successor periods within the three and nine months ended September 30, 2017 is useful for management and investors to assess the Company's ongoing financial and operational performance and trends.
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
Results of Operations: Three Months Ended September 30, 2018 (Successor) Compared to the Periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor)
The following table sets forth certain statement of operations data in the three months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor).

	Successor				Predecessor
	Three Months Ended September 30, 2018		September 1, 2017 through September 30, 2017 As Adjusted*		July 1, 2017 Through August 31, 2017 As Adjusted*		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$148.1	100.0%	$41.7	100.0%	$81.5	100.0%	$24.9	20.2%
Cost of materials (exclusive of depreciation and amortization)	110.9	74.9%	31.5	75.5%	63.4	77.8%	(16.0)	(16.9)%
Operating costs and expenses	40.2	27.1%	11.6	27.8%	25.5	31.3%	(3.1)	(8.4)%
Operating loss	$(3.0)	(2.0)%	$(1.4)	(3.3)%	$(7.4)	(9.1)%	$5.8	(65.9)%

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.

Net Sales
Net sales of $148.1 million in the three months ended September 30, 2018 (Successor) were an increase of $24.9 million, or 20.2%, compared to $41.7 million in the period September 1, 2017 through September 30, 2017 (Successor) and $81.5 million in the period July 1, 2017 through August 31, 2017 (Predecessor). The increase in net sales in the current quarter compared to the prior year quarter was driven primarily by strong market demand and a substantial increase in commodities pricing, both of which had a favorable impact on selling prices in the current year quarter, as did the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries. Overall average selling prices increased 15.1% in the three months ended September 30, 2018 (Successor) compared to the three months ended September 30, 2017 (Predecessor) with favorable selling prices realized on virtually every product the Company sells. The most favorable selling prices were realized on the majority of the Company's highest selling products including all carbon and alloy products, as well as SBQ bar and stainless.
Tons sold per day increased by 2.8% in the three months ended September 30, 2018 (Successor) compared to the same period in the prior year driven mainly by sales volume increases in aluminum, alloy bar and stainless products, which more than offset a sales volume decrease in SBQ bar in the quarter.

Cost of Materials
Cost of materials (exclusive of depreciation and amortization) was $110.9 million in the three months ended September 30, 2018 (Successor) compared to $31.5 million in the period September 1, 2017 through September 30, 2017 (Successor) and $63.4 million in the period July 1, 2017 through August 31, 2017 (Predecessor). The $16.0 million, or 16.9%, increase between the three month periods is due mainly to higher sales volume in the quarter as well as a continuing trend towards increased product mill pricing resulting from higher market demand for metals and higher commodity pricing.
Cost of materials (exclusive of depreciation and amortization) was 74.9% of net sales in the three months ended September 30, 2018 (Successor) compared to 77.0% of net sales in the three months ended September 30, 2017 (Predecessor) due mainly to the recent imposition of tariffs which, favorably impacted the Company's gross material margin (calculated as net sales less cost of materials divided by net sales) as the Company experienced an overall increase in its average selling prices per ton sold. Gross material margins were also beneficially impacted by the elimination of some lower margin sales in the current year quarter as compared to the prior year quarter, as well as the negative impacts of the Company's bankruptcy proceedings on gross material margins in the prior year quarter.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the three months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor) were as follows:

	Successor		Predecessor	Favorable/(Unfavorable)
	Three Months Ended September 30, 2018	September 1, 2017 through September 30, 2017 As Adjusted*	July 1, 2017 Through August 31, 2017 As Adjusted*	Three Month $ Change	Three Month % Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$21.1	$6.0	$12.3	$(2.8)	(15.3)%
Sales, general and administrative expense	16.9	5.1	10.4	$(1.4)	(9.0)%
Restructuring expense	—	—	0.4	$0.4	n/a
Depreciation and amortization expense	2.2	0.5	2.4	$0.7	24.1%
Total operating costs and expenses	$40.2	$11.6	$25.5	$(3.1)	(8.4)%
* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.
Operating costs and expenses increased by $3.1 million from $11.6 million in the period September 1, 2017 through September 30, 2017 (Successor) and $25.5 million in the period July 1, 2017 through August 31, 2017 (Predecessor) to $40.2 million in the three months ended September 30, 2018 (Successor).

•
Warehouse, processing and delivery expense increased by $2.8 million mainly as a result of higher payroll and benefits costs as well as higher warehouse and freight costs attributable to an increase in fuel prices and labor costs. In addition, the prior year period included the favorable impact of the resolution of certain real estate and personal property tax matters associated with the Houston and Edmonton facilities, which were closed in the first quarter of 2016.

•
Sales, general and administrative expense increased by $1.4 million mainly as a result of higher payroll and benefits costs, as well as costs incurred for outside professional services for the review of the Company’s information technology security processes and protocol for potential enhancement.

•
Depreciation and amortization expense decreased by $0.7 million due to lower depreciation expense in the three months ended September 30, 2018 (Successor) from a lower depreciable base of property, plant and equipment, as a result of fresh-start accounting, and no amortization of intangible assets.

Operating loss in the three months ended September 30, 2018 (Successor) was $3.0 million, compared to $1.4 million in the period September 1, 2017 through September 30, 2017 (Successor) and $7.4 million in the period July 1, 2017 through August 31, 2017 (Predecessor).
Other Income and Expense, Income Taxes and Net Loss
The Company adopted Accounting Standards Update ("ASU") No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", in the first quarter of 2018. In accordance with the adoption of ASU No. 2017-07, the Company now classifies the interest cost component of net periodic benefit cost in interest expense, net, with the service cost component continuing to be classified in sales, general and administrative expense. The other components of net periodic benefit cost are now classified in other expense (income), net. See Note - 3 New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for further discussion of amounts reclassified in prior year financial statements as a result of this adoption.
Interest expense was $8.7 million in the three months ended September 30, 2018 (Successor), compared to $1.8 million in the period September 1, 2017 through September 30, 2017 (Successor) and $3.4 million in the period July 1, 2017 through August 31, 2017 (Predecessor). Interest expense in the three months ended September 30, 2018 (Successor) includes the interest cost component of net periodic benefit cost of $1.2 million. Interest expense in the periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor) includes the interest cost component of net periodic benefit cost of $0.4 million and $0.8 million, respectively. Effective on the bankruptcy Petition Date, the Company discontinued recording interest expense on outstanding prepetition debt classified as liabilities subject to compromise ("LSTC"). As a result, interest expense for the period July 1, 2017 through the Effective Date, August 31, 2017, excludes approximately $4.1 million of contractual interest expense associated with the Pre-Bankruptcy Secured Notes and Pre-Bankruptcy Convertible Notes. Offsetting this increase in the current year period is lower interest expense on the Company's existing debt as following the Effective Date, the Company has significantly reduced its debt and contractual interest burden from what it had been in the prepetition periods.
Financial restructuring expense of $0.4 million in the period July 1, 2017 through August 31, 2017 (Predecessor) was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Other income, net was $3.0 million in the three months ended September 30, 2018 (Successor), compared to $2.8 million in the period September 1, 2017 through September 30, 2017 (Successor) and $2.0 million in the period July 1, 2017 through August 31, 2017 (Predecessor). Other income, net in the three months ended September 30, 2018 (Successor) includes net pension benefit of $2.0 million. The periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor) include a net pension benefit of $0.7 million and $1.2 million, respectively. The remaining other income, net for the comparative periods is comprised mostly of foreign currency transaction gains and losses. The Company recorded a foreign currency gain of $1.0 million in the three months ended September 30, 2018 (Successor) compared to a foreign currency gain of $2.1 million in the period September 1, 2017 through September 30, 2017 (Successor) and $0.8 million in the period July 1, 2017 through August 31, 2017 (Predecessor).
Reorganization items, net in the period July 1, 2017 through August 31, 2017 (Predecessor) was a gain of $80.0 million and relates to expenses and income directly associated with the chapter 11 proceedings and incurred during the pendency of the Company's Chapter 11 Cases. The balance in the period July 1, 2017 through August 31, 2017 is comprised of a gain on extinguishment of debt of $90.0 million and a gain on fresh-start revaluation of $16.6 million. Offsetting these gains are $5.4 million related to the write-off of unamortized debt issuance costs and discounts related to the Pre-Bankruptcy Secured Notes and the Pre-Bankruptcy Convertible Notes, prepayment penalties and debt related fees of $13.2 million, professional fees of $6.7 million and key employee incentive plan expense of $1.2 million.
Loss before income taxes was $8.7 million in the three months ended September 30, 2018 (Successor). Loss before income taxes in the period September 1, 2017 through September 30, 2017 (Successor) was $0.5 million. The Company had income before income taxes of $70.8 million in the period July 1, 2017 through August 31, 2017 (Predecessor) due mainly to the gain from reorganization items, net, of $80.0 million in the period.
The Company recorded income tax benefit of $2.1 million in the three months ended September 30, 2018 (Successor) compared to an income tax expense of $0.3 million in the period September 1, 2017 through September 30, 2017 (Successor) and an income tax benefit of $1.4 million in the period July 1, 2017 through August 31, 2017 (Predecessor). The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended September 30, 2018 (Successor) was 23.7%. The effective tax rate for the periods September 1, 2017 through September 30, 2017 (Successor) and July 1, 2017 through August 31, 2017 (Predecessor) was (53.5)% and (1.97)%, respectively. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the impact of the U.S. federal corporate tax rate reduction in connection with the Tax Act, the inclusion of foreign earnings under Internal Revenue Code ("IRC") Section 951A, and the impact of the foreign income tax rate differential.
Net loss was $6.7 million in the three months ended September 30, 2018 (Successor) and $0.8 million in the period September 1, 2017 through September 30, 2017 (Successor). Net income of $72.2 million in the period July 1, 2017 through August 31, 2017 (Predecessor) includes the gain from reorganization items, net, of $80.0 million.
Results of Operations: Nine Months Ended September 30, 2018 (Successor) Compared to the Periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor)
The following table sets forth certain statement of operations data in the nine months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor).

	Successor				Predecessor
	Nine Months Ended September 30, 2018		September 1, 2017 through September 30, 2017 As Adjusted*		January 1, 2017 Through August 31, 2017 As Adjusted*		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	Nine Month $ Change	Nine Month % Change
Net sales	$444.4	100.0%	$41.7	100.0%	$353.9	100.0%	$48.8	12.3%
Cost of materials (exclusive of depreciation and amortization)	331.8	74.7%	31.5	75.5%	266.5	75.3%	(33.8)	(11.3)%
Operating costs and expenses	120.0	27.0%	11.6	27.8%	101.8	28.8%	(6.6)	(5.8)%
Operating loss	$(7.4)	(1.7)%	$(1.4)	(3.3)%	$(14.4)	(4.1)%	$8.4	53.2%
* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.

Net Sales
Net sales of $444.4 million in the nine months ended September 30, 2018 (Successor) were an increase of $48.8 million, or 12.3%, compared to $41.7 million in the period September 1, 2017 through September 30, 2017 (Successor) and $353.9 million in the period January 1, 2017 through August 31, 2017 (Predecessor). The increase in net sales in the first nine months of 2018 compared to the first nine months of 2017 was driven primarily by continuing strong market demand and an increase in commodities pricing, both of which had a favorable impact on selling prices in the first nine months of the current year, as did the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries. Overall average selling prices increased 11.4% in the nine months ended September 30, 2018 (Successor) compared to the same period last year. In the first nine months of the current year, pricing has increased for virtually all of the Company's products with double-digit percentage increases compared to the same period last year for most of the Company's highest selling products including all carbon and alloy products and SBQ bar.
Overall tons sold per day increased 0.7% in the nine months ended September 30, 2018 (Successor) compared to the same period in the prior year. The increase was primarily the result of continuing sales volume increases in most carbon and alloy products, as well as aluminum and stainless products, partially offset by sales volume decreases in carbon and alloy plate and SBQ bar.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) was $331.8 million in the nine months ended September 30, 2018 (Successor), compared to $31.5 million in the period September 1, 2017 through September 30, 2017 (Successor) and $266.5 million in the period January 1, 2017 through August 31, 2017 (Predecessor). The $33.8 million, or 11.3% increase between the nine month periods is due mainly to sales volume increases and an increase in product mill pricing through the first nine months of 2018 resulting from higher market demand for metals and higher commodity pricing. Higher mill pricing resulting from the announced imposition of tariffs by the U.S. on imports of steel and aluminum from certain countries continues to impact the material cost of each ton sold, as it has throughout 2018.
Cost of materials (exclusive of depreciation and amortization) was 74.7% as a percent of net sales in the nine months ended September 30, 2018 (Successor) compared to 75.3% in the nine months ended September 30, 2017 (Predecessor). Although the Company's selling prices on products sold to customers increased in the nine months ended September 30, 2018 (Successor) compared to the nine months ended September 30, 2017 (Predecessor), the Company recognized a similar increase in the material cost of each ton sold in the period. The primary contributor to the lower cost of materials (exclusive of depreciation and amortization) as a percent of net sales in the nine months ended September 30, 2018 (Successor) compared to the nine months ended September 30, 2017 (Predecessor) was the elimination of some lower margin sales in the first nine months of the current year as compared to the same period last year, as well as the negative impacts of the Company's bankruptcy proceedings on gross material margins in the prior year period.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the nine months ended September 30, 2018 (Successor) and in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) were as follows:

	Successor		Predecessor	Favorable/(Unfavorable)
	Nine Months Ended September 30, 2018	September 1, 2017 through September 30, 2017 As Adjusted*	January 1, 2017 Through August 31, 2017 As Adjusted*	Nine Month $ Change	Nine Month % Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$62.6	$6.0	$50.2	$(6.4)	(11.4)%
Sales, general and administrative expense	50.4	5.1	40.8	$(4.5)	(9.8)%
Restructuring expense	—	—	0.6	$0.6	n/a
Depreciation and amortization expense	7.0	0.5	10.2	$3.7	34.6%
Total operating costs and expenses	$120.0	$11.6	$101.8	$(6.6)	(5.8)%
* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 3 - New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for additional information.
Operating costs and expenses increased by $6.6 million from $11.6 million in the period September 1, 2017 through September 30, 2017 (Successor) and $101.8 million in the period January 1, 2017 through August 31, 2017 (Predecessor) to $120.0 million in the nine months ended September 30, 2018 (Successor).

•
Warehouse, processing and delivery expense increased by $6.4 million primarily as a result of higher payroll and benefits costs, as well as higher warehouse and freight costs attributable to an increase in fuel prices and labor costs.

•	Sales, general and administrative expense increased by $4.5 million mainly as a result of higher payroll and benefits costs.

•
Depreciation and amortization expense decreased by $3.7 million due to lower depreciation expense in the nine months ended September 30, 2018 (Successor) from a lower depreciable base of property, plant and equipment as a result of fresh-start accounting, and no amortization of intangible assets.

Operating loss in the nine months ended September 30, 2018 (Successor) was $7.4 million compared to $1.4 million in the period September 1, 2017 through September 30, 2017 (Successor) and $14.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor).

Other Income and Expense, Income Taxes and Net Loss
See Note - 3 New Accounting Standards to the Notes to the Condensed Consolidated Financial Statements for further discussion of amounts reclassified in prior year financial statements as a result of the adoption of ASU No. 2017-07.
Interest expense was $24.0 million in the nine months ended September 30, 2018 (Successor) compared to $1.8 million in the period September 1, 2017 through September 30, 2017 (Successor) and $26.6 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Interest expense in the nine months ended September 30, 2018 (Successor) included the interest cost component of net periodic benefit cost of $3.7 million. Interest expense in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) included the interest cost component of net periodic benefit cost of $0.4 million and $3.2 million, respectively. The Company has significantly reduced its debt and contractual interest burden from what it had been in the prepetition periods resulting in significantly lower interest expense from debt in the nine months ended September 30, 2018 (Successor) compared to the same period last year. Offsetting this decrease, interest expense for the period January 1, 2017 through the Effective Date of August 31, 2017 excludes approximately $4.1 million of contractual interest expense associated with the Pre-Bankruptcy Secured Notes and Pre-Bankruptcy Convertible Notes. Effective on the bankruptcy Petition Date, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC.
Financial restructuring expense of $7.0 million in the period January 1, 2017 through August 31, 2017 (Predecessor) was mostly comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
Other income, net was $7.1 million in the nine months ended September 30, 2018 (Successor) compared to $2.8 million in the period September 1, 2017 through September 30, 2017 (Successor) and $8.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Included in other income, net in the nine months ended September 30, 2018 (Successor) was net pension benefit of $5.9 million. Included in other income, net in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) were net pension benefits of $0.7 million and $4.9 million, respectively. The remaining other income, net for the comparative periods is comprised mostly of foreign currency transaction gains. The Company recorded a foreign currency transaction gain of $1.2 million in the nine months ended September 30, 2018 (Successor) compared to a foreign currency transaction gain of $2.1 million in the period September 1, 2017 through September 30, 2017 (Successor) and $3.6 million in the period January 1, 2017 through August 31, 2017 (Predecessor).
Reorganization items, net for the nine months ended September 30, 2017 (Predecessor) was an expense of $74.5 million and relates to expenses and income directly associated with the chapter 11 proceedings and incurred during the pendency of the Company's Chapter 11 Cases. The balance for the period January 1, 2017 through August 31, 2017 is comprised of a gain on extinguishment of debt of $90.0 million and a gain on fresh-start revaluation of $16.6 million. Offsetting these gains are $10.3 million related to the write-off of debt issuance costs and discounts related to the Pre-Bankruptcy Secured Notes and the Pre-Bankruptcy Convertible Notes, prepayment penalties and debt related fees of $13.2 million, professional fees of $7.3 million and key employee incentive plan expense of $1.2 million.
Loss before income taxes was $24.3 million in the nine months ended September 30, 2018 (Successor). Loss before income taxes in the period September 1, 2017 through September 30, 2017 (Successor) was $0.5 million. The Company had income before income taxes of $34.8 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Included in the income before income taxes in the period January 1, 2017 through August 31, 2017 (Predecessor) was financial restructuring expense of $7.0 million and the gain related to reorganization items, net of $74.5 million.
The Company recorded income tax benefit of $4.0 million in the nine months ended September 30, 2018 (Successor) compared to an income tax expense of $0.3 million in the period September 1, 2017 through September 30, 2017 (Successor) and an income tax benefit of $1.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor). The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the nine months ended September 30, 2018 (Successor) was 16.5% compared to (53.5)% in the period September 1, 2017 through September 30, 2017 (Successor) and (4.0)% in the period January 1, 2017 through August 31, 2017 (Predecessor), respectively. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the impact of the U.S. federal corporate tax rate reduction in connection with the Tax Act, and the inclusion of foreign earnings under IRC Section 951A.
Net loss was $20.3 million in the nine months ended September 30, 2018 (Successor) and $0.8 million for the period September 1, 2017 through September 30, 2017 (Successor). Net income of $36.2 million for the period January 1, 2017 through August 31, 2017 (Predecessor) includes the gain of $74.5 million from reorganization items, net.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Successor		Predecessor
	Nine Months Ended September 30, 2018	September 1, 2017 Through September 30, 2017	January 1, 2017 Through August 31, 2017
(Dollar amounts in millions)
Net cash used in operating activities	$(24.6)	$(6.6)	$(50.3)
Net cash (used in) from investing activities	(4.9)	(0.9)	5.3
Net cash from financing activities	25.9	8.4	18.6
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	0.9
Net change in cash and cash equivalents	$(3.7)	$1.1	$(25.6)
The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities. As discussed in further detail below and in Note 7 - Debt, to the Notes to the Condensed Consolidated Financial Statements, on June 1, 2018, the Company entered into the Credit Agreement Amendment which increased the maximum borrowing availability under its existing revolving credit facilities by $25.0 million, to a total maximum borrowing capacity of $150.0 million.
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
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:

•
Higher accounts receivable at September 30, 2018 (Successor) compared to year-end 2017 resulted in a cash flow use of $15.3 million in the nine months ended September 30, 2018 (Successor). Higher accounts receivable at both September 30, 2017 (Successor) and August 31, 2017 (Predecessor) compared to year-end 2016 (Predecessor) resulted in $3.7 million and $6.1 million of cash flow use, respectively. Average receivable days outstanding was 53.9 days in the nine months ended September 30, 2018 compared to 52.2 days for the nine months ended September 30, 2017.

•
Higher inventory levels at September 30, 2018 (Successor) compared to year-end 2017 resulted in a cash flow use of $14.3 million in the nine months ended September 30, 2018 (Successor). Higher inventory levels at both September 30, 2017 (Successor) and August 31, 2017 (Predecessor) compared to year-end 2016 (Predecessor) used $0.8 million and $2.7 million of cash, respectively. Average days sales in inventory was 131.5 days for the nine months ended September 30, 2018 compared to 140.1 days for the nine months ended September 30, 2017. The decrease in average days sales in inventory is primarily the result of improved inventory management.

•
Increases in total accounts payable and accrued and other current liabilities compared to year-end 2017 resulted in a $10.7 million cash flow source in the nine months ended September 30, 2018 (Successor). Increases in accounts payable and accrued and other current liabilities were a $0.8 million and $2.6 million cash flow source in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively. Accounts payable days outstanding was 42.8 days for the nine months ended September 30, 2018 compared to 40.7 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	Successor
(Dollar amounts in millions)	September 30, 2018	December 31, 2017	Working Capital Increase (Decrease)
Working capital	$209.3	$191.9	$17.4
Cash and cash equivalents	7.4	11.1	(3.7)
Accounts receivable	89.3	74.4	14.9
Inventories	167.9	154.5	13.4
Accounts payable	50.4	41.8	(8.6)
Accrued and other current liabilities	16.9	13.9	(3.0)
Approximately $2.6 million of the Company’s consolidated cash and cash equivalents balance of $7.4 million at September 30, 2018 (Successor) resided in the United States.
Net cash used in investing activities of $4.9 million during the nine months ended September 30, 2018 (Successor) and $0.9 million in the period September 1, 2017 through September 30, 2017 (Successor) is mostly attributable to cash paid for capital expenditures in the respective periods. Net cash from investing activities of $5.3 million in the period January 1, 2017 through August 31, 2017 (Predecessor) is mainly due to a $7.5 million reduction in the cash collateralization requirements of outstanding letters of credit offset by cash paid for capital expenditures of $2.9 million in the period. Management expects capital expenditures to range from $6.5 million to $7.5 million for the full-year 2018.
During the nine months ended September 30, 2018 (Successor), net cash from financing activities of $25.9 million was mainly attributable to net proceeds from borrowings under the Company's Expanded ABL Credit Agreement offset by net repayments of short-term borrowings under the Company's foreign line of credit and a payment of $0.9 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI. During the period September 1, 2017 through September 30, 2017 (Successor), net cash from financing activities of $8.4 million was mainly attributable to borrowings under the Company's ABL Credit Agreement. Finally, during the period January 1, 2017 through August 31, 2017 (Predecessor), net cash from financing activities of $18.6 million was mainly attributable to proceeds and repayments of debt in connection with the Company's bankruptcy proceedings (see below), as well as net proceeds from short-term borrowings under the Company's foreign line of credit. Offsetting these net cash proceeds were a payment of $3.0 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI.
As fully discussed in Note 2 - Bankruptcy Related Disclosures, to the Condensed Consolidated Financial Statements, on the August 31, 2017 Effective Date, the Company's bankruptcy plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. By operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Pre-Bankruptcy Credit Facilities Agreement, amounting to $49.4 million, was paid in full with the proceeds of borrowings under the Revolving Credit A Facility and the issuance of Second Lien Notes under the Second Lien Indenture. Also, on the Effective Date and by operation of the Plan, all outstanding indebtedness of the Debtors under (i) the Company's Pre-Bankruptcy Secured Notes Indenture and the Pre-Bankruptcy Secured Notes issued pursuant thereto, and (ii) the Company's Pre-Bankruptcy Convertible Notes Indenture and the Pre-Bankruptcy Convertible Notes issues pursuant thereto, were discharged and canceled.
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
Under the Expanded ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. As of September 30, 2018 (Successor), the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 70.5% on eligible inventory.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the Expanded Credit Facility Agreement, inclusive of certain cash balances in North America) is less than $12.5 million for five consecutive days. The Company was not in a covenant testing period as of and for the period ended September 30, 2018 (Successor).
Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain cash liquidity (as defined in the Expanded Credit Facility Agreement, inclusive of certain cash balances) in excess of $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Expanded Credit Facility Agreement (“Cash Dominion”). Based on the Company's cash projections, it does not anticipate that Cash Dominion will occur, or that it will be in a covenant testing period during the next 12 months.

Additional unrestricted borrowing capacity under the Revolving A Credit Facility as of September 30, 2018 (Successor) was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(2.5)
Current maximum borrowing capacity	122.5
Current borrowings	(111.0)
Additional unrestricted borrowing capacity	$11.5
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, the Company is currently paying interest on the Second Lien Notes in kind.
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of as of September 30, 2018 (Successor), the French subsidiary has borrowings of $5.1 million under the credit facility.
Interest expense in the three and nine months ended September 30, 2018 (Successor) was $8.7 million and $24.0 million, respectively, of which $1.8 million and $4.8 million, respectively, was cash interest.
As of as of September 30, 2018 (Successor), the Company had $2.5 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the Expanded ABL Credit Agreement, the Second Lien Notes, and the French credit facility refer to Note 7 - Debt to the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's most recent Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission on March 15, 2018, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the first nine months of 2018.

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
(b) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6.     Exhibits
Exhibits required to be filed as part of this Report on Form 10-Q are listed in the Exhibit Index, which is incorporated by reference herein.

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

Exhibit No.	Description
10.1*	Form of Performance Unit Award Agreement
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	November 13, 2018	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)