Form 10-K
period 2018-12-31
CASTLE A M & CO
filed 2019-03-15
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,435,221.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes    ☐ No
The number of shares outstanding of the registrant’s common stock on March 13, 2019 was 3,634,658 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
This Annual Report on Form 10-K incorporates by reference portions of the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders. In the event the registrant does not file a Proxy Statement for its 2019 Annual Meeting of Stockholders with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2018 fiscal year, this information will be included in an amendment to this Annual Report on Form 10-K.
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
Company Overview
A.M. Castle & Co. (the "Company") is a global distributor of specialty metals and supply chain services, principally serving the producer durable equipment, commercial aircraft, heavy equipment, industrial goods, construction equipment, and retail sectors of the global economy. Its customer base includes many Fortune 500 companies as well as thousands of medium- and smaller-sized firms spread across a variety of industries. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
On August 31, 2017, the Company emerged from its chapter 11 cases and its Amended Prepackaged Joint Chapter 11 Plan of Reorganization became effective (the "Effective Date"). References to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. For more information on the chapter 11 cases, see Note 2 - Bankruptcy Related Disclosures in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
The Company’s corporate headquarters is located in Oak Brook, Illinois. As of December 31, 2018, the Company operates out of 21 service centers located throughout North America (17), Europe (2) and Asia (2). The Company's service centers hold inventory and process and distribute products to both local and export markets.
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
The principal markets served by the Company are highly competitive. The Company is principally focused on two key markets, aerospace and industrial. Competition within these markets is based on service, quality, processing capabilities, inventory availability, timely delivery, ability to provide supply chain solutions and price. The Company competes in a highly fragmented industry. Competition in the various markets in which the Company participates comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources and some of which have more established brand names in the local, regional and global markets served by the Company.
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
The Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy and stainless steels, nickel alloys, aluminum, titanium, and carbon. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, the Company's service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, CNC machinery and sheet shearing equipment. Various specialized fabrications are also performed for customers through pre-qualified subcontractors that thermally process, turn, polish, cut-to-length and straighten alloy and carbon bar.
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
Employees
As of December 31, 2018, the Company had 979 full-time employees. Of these full-time employees, 135 were represented by the United Steelworkers of America under collective bargaining agreements. Effective May 15, 2018, we entered into a four-year collective bargaining agreement with the USW, which covers approximately 106 employees at our largest facility in Cleveland, Ohio. Approximately 29 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW that was renegotiated effective September 1, 2016 and expires on August 31, 2020. The Company believes its relationships with its employees are good.
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
We have substantial debt service obligations. As of December 31, 2018, we had approximately $317.8 million of total debt outstanding, excluding capital lease obligations of $0.2 million, all of which is secured. The debt outstanding, in order of priority, was comprised of $131.4 million of borrowings against our Revolving Credit and Security Agreement (as amended, the “Expanded ABL Credit Agreement”), $180.9 million aggregate principal amount of 5.00% / 7.00% Convertible Senior Secured Paid In Kind (PIK) Toggle Notes due 2022 (the “Second Lien Notes”), including $2.4 million of restricted Second Lien Notes issued to certain members of management (“MIP Notes”), and short-term borrowings of approximately $5.5 million under a local credit facility, entered into by the Company’s French subsidiary under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million euros (the “Foreign Line of Credit”).
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
The Expanded ABL Credit Agreement provides for a $125.0 million senior secured, revolving credit facility ("Revolving A Credit Facility") and an additional $25.0 million last out Revolving B Credit Facility (the "Revolving B Credit Facility" and together with the Revolving A Credit Facility, the "Expanded Credit Facility"). We expect to obtain the funds to pay our expenses and to satisfy our debt obligations from our operations and available resources under the Expanded Credit Facility. Our ability to meet our expenses and make these principal and interest payments as they come due, therefore, depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our anticipated revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives which could have an adverse effect on our financial condition or liquidity.
We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our total outstanding debt under our Expanded Credit Facility, the Second Lien Notes, including MIP Notes, and the Foreign Line of Credit has an aggregate principal amount of $317.8 million as of December 31, 2018. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
The prices we pay for metal raw materials and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import tariffs, duties, and other trade restrictions, and currency fluctuations. To the extent metal prices decline, we would generally expect lower sales, pricing and possibly lower operating income. Depending on the timing of the price changes and to the extent we are not able to pass on to our customers any increases in our metal raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain provisions of our debt instruments, as well as result in us incurring impairment charges.
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
On August 31, 2017, the effective date of the Company’s plan of reorganization, the Company adopted fresh-start reporting as a result of the bankruptcy reorganization as prescribed in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP") and the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 852, "Reorganizations". As required by fresh-start reporting, the Company’s assets and liabilities were recorded at fair value by allocating the reorganization value determined in connection with the plan of reorganization. Accordingly, the Company’s financial condition and results of operations from and after the effective date of the Company’s plan of reorganization are not comparable, in various material respects, to the financial condition and results of operations prior to the effective date of the Company’s plan of reorganization. Further, as a result of the implementation of the Company’s plan of reorganization and the transactions contemplated thereby, the Company’s historical financial information may not be indicative of its future financial performance.
Our common stock is traded on the OTCQX® Best Market (the “OTCQX”), which could have an adverse impact on the market price and liquidity of our common stock and could involve additional risks compared to being listed on a national securities exchange.
Effective January 10, 2019, the Company’s Common Stock is traded on the OTCQX under the ticker “CTAM”, after previously trading on the OTCQB® Venture Market. The trading of our common stock in the OTC market rather than a national securities exchange may negatively impact the trading price of our common stock and the levels of liquidity available to our shareholders. Securities traded in the OTC market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
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
Because our common stock trades on the OTCQX, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock

Holders of our Second Lien Notes can require us to repurchase their Second Lien Notes following a fundamental change, which includes, among other things, the acquisition of more than 50% of our outstanding voting power by a person or group. We may not have sufficient funds to satisfy such cash obligations.
As of December 31, 2018, we had approximately $180.9 million of aggregate principal amount outstanding under the Second Lien Notes, including $2.4 million of MIP Notes. Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, we are currently paying interest on the Second Lien Notes in kind. Upon the occurrence of a fundamental change (as defined in the indenture for the Second Lien Notes), which includes the acquisition of more than 50% of our outstanding voting power by a person or group, we may be required to repurchase some or all of the Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount of the Second Lien Notes being repurchased, plus any accrued and unpaid interest up to but excluding the relevant fundamental change repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Second Lien Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under the Second Lien Notes, which in turn could constitute an event of default under our other outstanding indebtedness, thereby potentially resulting in the acceleration of certain of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.
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
Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and other factors beyond our control. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. Historically, we have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sectors of the North American economy and the two primary markets which we serve, aerospace and industrial.
Our industry is highly competitive, which may force us to lower our prices and may have an adverse effect on our operating results.
The principal markets that we serve, aerospace and industrial, are highly competitive. Competition is based principally on price, service, quality, processing capabilities, inventory availability and timely delivery. We compete in a highly fragmented industry. Competition in the various markets in which we participate comes from a large number of value-added metals processors and service centers on a regional and local basis, some of which have greater financial resources than we do and some of which have more established brand names in the local markets we serve. We also compete to a lesser extent with primary metals producers who typically sell to very large customers requiring shipments of large volumes of metal. Increased competition could force us to lower our prices or to offer increased services at a higher cost to us, which could have an adverse effect on our operating results.
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
We continue to evaluate opportunities to reduce costs and improve operating performance. These actions could result in restructuring and related charges, including but not limited to asset impairments, employee termination costs, charges for pension benefits, and pension settlement and/or curtailments, which could be significant and could adversely affect our financial condition and results of operations.
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
We have incurred substantial losses since 2008. As of December 31, 2018, we had United States (“U.S.”) federal net operating loss carryforwards, or NOLs, of $2.1 million. The U.S. federal NOLs will expire in various years beginning with 2032. These U.S. federal NOLs reflect the attribute reduction for the cancellation of indebtedness resulting from our bankruptcy proceedings, as well as the write-off of the statutorily limited losses, which the Company will never be able to utilize due to Internal Revenue Code (“IRC”) section 382 limitations. We have determined that an ownership shift of greater than fifty percent occurred in 2015, 2016 and 2017 and as such, a significant portion of the pre-ownership shift NOLs are subject to an annual utilization under IRC section 382 limitation that will act to prevent the Company from utilizing most of its losses against future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. In addition, we may not generate future taxable income so that we can use our available NOLs as an offset. As of December 31, 2018, we have a full valuation allowance against our federal and state NOLs that we do not expect to utilize under IRC section 382 as we have concluded, based on all available evidence, that it is more likely than not that we will not utilize these federal and state NOLs prior to their respective expiration.
Changes in United States tax laws could have a material adverse effect on our business, cash flow, results of operations or financial condition.
On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”). The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Legislative or regulatory measures by states or non-U.S. governments in response to the Tax Act or otherwise, or rules and interpretations under the Tax Act, further changes in corporate tax rates, the realizability of the deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses (such as executive compensation) contained in the Tax Act or other tax reform legislation could have a material impact on the value of our deferred tax assets and/or liabilities, could result in significant charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding the reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial condition.
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
In addition to the United States, we operate in Canada, Mexico, France, Singapore, and China. An act of war or terrorism or major pandemic event could disrupt international shipping schedules, cause additional delays in importing or exporting products into or out of any of these countries, including the United States, or increase the costs required to do so. In addition, acts of crime or violence in these international markets could adversely affect our operating results. Fluctuations in the value of the U.S. dollar versus foreign currencies could reduce the value of these assets as reported in our consolidated financial statements, which could reduce our stockholders’ equity. If we do not adequately anticipate and respond to these risks and the other risks inherent in international operations, it could have a material adverse impact on our operating results.
The imposition of tariffs or duties on imported metals could significantly increase the price of the metals we purchase from international suppliers and/or result in shortages in the supply of raw materials.
On April 19 and 26, 2017, the U.S. Department of Commerce (the "DOC") initiated investigations under Section 232 of the Trade Expansion Act of 1962 to determine the effects of steel and aluminum imports, respectively, on U.S. national security. On January 11, 2018, the DOC submitted its investigation reports to the President, who, on March 8, 2018, signed two Presidential Proclamations imposing a 25% tariff on steel, and a 10% tariff on aluminum, imported from all countries except Canada and Mexico (and later, other countries granted temporary exemptions), which began on March 23, 2018. On May 31, 2018, the President eliminated the previously granted temporary exemptions, added exemptions for countries that had agreed to quantitative export limits, and imposed additional tariffs on steel and aluminum imported from everywhere else, including Canada and Mexico, effective June 1, 2018. A number of jurisdictions, including Canada and Mexico, the European Union, and others, imposed retaliatory duties on articles of the United States in response.
The imposition of these trade measures, other similar measures imposed by the U.S. government, and retaliatory/corresponding measure by other countries, is expected to continue to have a pervasive impact on the metals market in which we operate. For example, we may be unable to pass through the higher costs to our customers for the metals we buy internationally, which could adversely impact our financial condition and operating results. Similarly, further decreases in imports could cause a disruption or shortage in the availability of the raw materials that we buy, which could limit our ability to meet customer's demand or to purchase material at competitive prices. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation, all of which may adversely affect our operating results.
Political and economic uncertainty arising from the outcome of the referendum on the membership of the United Kingdom in the European Union could adversely impact our financial condition and operating results.
On June 23, 2016, the United Kingdom ("UK") voted to leave the European Union (the “EU”). The UK’s vote to voluntarily exit from the EU, generally referred to as the “Brexit,” triggered short-term financial volatility, including a decline in the value of the Great Britain Pound ("GBP") in comparison to both the U.S. dollar and the EU countries' euro. In addition, discussions and negotiations to determine the future terms of the UK’s relationship with the EU are ongoing, and the legal and regulatory framework that will be applicable in the UK may change. The ongoing uncertainty could have a negative economic impact and result in further volatility in the markets for several years. The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond.
We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks inherent in doing business in other countries. The majority of our European sales are attributable to our operations in France, with a much smaller portion attributable to our operations in the UK. In the year ended December 31, 2018 (Successor), 0.1% of our consolidated net sales were attributable to our operations in the UK, and 8.9% of our consolidated net sales were attributable to our operations in Europe overall. During the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), 0.1% and 2.3% of our consolidated net sales were attributable to our operations in the UK, respectively, and 9.3% and 9.4% of our consolidated net sales were attributable to our operations in Europe, respectively. As of December 31, 2018, the Company has ceased its operations in the UK and does not expect to have a significant amount of sales directly to the UK in future periods. The Company and its various subsidiaries hold financial assets and liabilities denominated in GBP and Euro, including cash and cash equivalents, accounts receivable, and accounts payable, and the future impacts of the UK’s exit from the EU could have a materially adverse impact on our financial condition and operating results.
A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.
As of December 31, 2018, approximately 20% of our U.S. employees were represented by the United Steelworkers of America (“USW”) under collective bargaining agreements, including hourly warehouse employees at our distribution centers in Cleveland, Ohio and Hammond, Indiana. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the USW to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with the USW will be or whether we will be able to meet the USW requirements without impacting our operating results and financial condition. The USW may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationship with the USW could negatively impact the timely processing and shipment of our products, which could strain relationships with customers or suppliers and adversely affect our operating results. Effective May 15, 2018, we entered into a four-year collective bargaining agreement with the USW, which covers approximately 106 employees at our largest facility in Cleveland, Ohio. Approximately 29 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW that was renegotiated effective September 1, 2016 and expires on August 31, 2020.
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
Our business could be negatively impacted by cyber and other security threats or disruptions.
We face various cyber and other security threats, including attempts to gain unauthorized access to our sensitive information and computer networks. Unauthorized or inappropriate access to, or use of, our computer networks or systems may be intentional, unintentional or a result of criminal activity. Such unauthorized or inappropriate access may lead to the corruption of data, which could cause interruption in our operations or damage our computer systems or those of our customers or vendors. A party that is able to circumvent our security measures could also gain unauthorized access to confidential, proprietary, personal or other sensitive information or capabilities, which may belong to third parties, our employees or us.
The occurrence of such threats, attacks or incidents exposes us to risk of loss and possible claims brought by our customers, employees or other parties with whom we have commercial relationships, as well as actions by government regulators. In addition to potential legal liability, these activities may interfere with our ability to provide our products and services. Further, a perception that our security measures are ineffective against security incidents could damage our reputation, and we could lose employees, customers or vendors. Any of these occurrences could have an adverse impact on our financial condition and results of operations.
Thus, the success of our business depends on the security of our computer networks and systems and, in part, on the security of the computer networks and systems of our third-party vendors. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. We also cannot give assurance that the security measures of our third-party vendors, including network and system providers, providers of customer and vendor support services and other vendors will be adequate. Thus, we may need to expend significant resources to protect against security breaches or to address problems caused by such breaches.
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
We are exposed to various interest rate risks that arise in the normal course of business. Market risk arises from changes in interest rates. We currently finance our operations with both fixed rate and variable rate borrowings, and the market value of our $203.8 million of fixed rate borrowings may be impacted by changes in interest rates. In addition, if in the future interest rates subsequently increase significantly, it could significantly increase the interest expense on our variable rate borrowings which could have an adverse effect on our operating results and liquidity.
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
As a metals distributor, our operations do not emit significant amounts of greenhouse gas ("GHG"). However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG legislative or regulatory measures may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations. Until the timing, scope and extent of any future legislation and regulation becomes known, we cannot predict the effect on our results of operations, financial condition and cash flows.
We have various mechanisms in place that may prevent a change in control that stockholders may otherwise consider favorable.
We are subject to the anti-takeover provisions of the Maryland General Corporation Law (the “MGCL”) that prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of five years after the date of the transaction in which the person first becomes an “interested stockholder,” unless the business combination or stockholder interest is approved in a prescribed manner. The application of these and certain other provisions of our charter or the MGCL could have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

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
ITEM 1B — Unresolved Staff Comments
None.

ITEM 2 — Properties
The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. As of December 31, 2018, distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

Locations	Approximate Floor Area in Square Feet
North America
Bedford Heights, Ohio	374,400	(1)
Charlotte, North Carolina	116,500	(1)
Fairless Hills, Pennsylvania	71,600	(1)
Fort Smith, Arkansas	28,000
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	252,595
Janesville, Wisconsin	208,000
Kennesaw, Georgia	87,500
Mexicali, Mexico	160,220
Mississauga, Ontario	57,000
Paramount, California	155,568
Queretaro, Mexico	32,291
Santa Cantarina, Nuevo Leon, Mexico	97,692
Saskatoon, Saskatchewan	15,000
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Wichita, Kansas	68,900
Europe
Tarbes, France	36,705
Montoir de Bretagne, France	38,940
Asia
Shanghai, China	45,700
Singapore	39,578
Sales Offices
Auburn, Massachusetts	(Intentionally left blank)
Bilbao, Spain	(Intentionally left blank)
Sub-Total	2,074,189

Headquarters
Oak Brook, Illinois	39,361	(2)
GRAND TOTAL	2,113,550

(1)	Represents owned facility.

(2)	The Company’s principal executive office does not include a distribution center.

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
ITEM 4 — Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 15, 2019.

Name and Title	Age	Business Experience
Patrick R. Anderson Executive Vice President, Finance & Administration	47
Mr. Anderson began his employment with the registrant in 2007 as Vice President, Corporate Controller and Chief Accounting Officer. In September 2014, he was appointed to the position of Interim Vice President, Chief Financial Officer and Treasurer, and in May 2015 was appointed to the position of Executive Vice President, Chief Financial Officer & Treasurer. In December 2018, he was appointed to the position of Executive Vice President, Finance & Administration. Prior to joining the registrant, he was employed with Deloitte & Touche LLP (a global accounting firm) from 1994 to 2007.

Marec E. Edgar President	43
Mr. Edgar began his employment with the registrant in April 2014, as Vice President, General Counsel and Secretary. In May 2015, he was appointed to the position of Executive Vice President, General Counsel, Secretary & Chief Administrative Officer. In November 2018, he was promoted to the position of President. Prior to joining the registrant, he held positions of increasing responsibility with Gardner Denver, Inc. (a global manufacturer of industrial compressors, blowers, pumps, loading arms and fuel systems) from 2004 to 2014. Before joining the registrant, he served as Assistant General Counsel and Risk Manager and Chief Compliance Officer of Gardner Denver.

Steven W. Scheinkman Chairman & Chief Executive Officer	65
Mr. Scheinkman began his employment with the registrant in April 2015 as President & Chief Executive Officer, and became Chairman of the registrant's Board of Directors in September 2017. Mr. Scheinkman resigned as President of the registrant in November 2018, concurrent with Mr. Edgar's promotion to President. Mr. Scheinkman was an independent member of the Company’s Board of Directors from March 2015 to April 2015. Prior to joining the registrant, Mr. Scheinkman served as President and Chief Executive Officer and a director of Innovative Building Systems LLC, and certain of its affiliates and predecessor entities (a leading customer modular home producer) beginning in 2010. He served as a director of Claymont Steel Holdings, Inc. (a manufacturer of custom discrete steel plate) from 2006 to 2008. He served as the President and Chief Executive Officer and a director of Transtar Metals Corp. (“Transtar”) (a supply chain manager/distributor of high alloy metal products for the transportation, aerospace and defense industries) from 1999 to 2006. Following Transtar’s acquisition by the Company in September 2006, he served as President of Transtar Metals Holdings, Inc. until September 2007, and thereafter served as its advisor until December 2007. He served in various capacities as an executive officer of Macsteel Service Centers USA (a distributor and processor of steel products) including President, Chief Operating Officer and Chief Financial Officer, from 1986 to 1999.

PART II
ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is traded on the OTCQX tier of the OTC Markets Group, Inc. ("OTCQX") under the symbol "CTAM".
As of December 31, 2018, there were approximately 335 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.
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
EXECUTIVE OVERVIEW
Presentation of Predecessor and Successor
The Company adopted fresh-start reporting as of August 31, 2017, the date the Company and four of its subsidiaries' (together with the A.M. Castle & Co., the "Debtors") Amended Prepackaged Joint Chapter 11 Plan of Reorganization filed with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware on July 25, 2017 (the "Plan") became effective (the "Effective Date") pursuant to its terms, and the Debtors emerged from their chapter 11 cases. As a result of the application of fresh-start reporting, the Company's financial statements for periods prior to the Effective Date are not comparable to those for periods subsequent to the Effective Date. References in this report to “Successor” refer to the Company on or after the Effective Date. References to “Predecessor” refer to the Company prior to the Effective Date. Operating results for the Successor and Predecessor periods are not necessarily indicative of the results to be expected for a full fiscal year. References such as the “Company,” “we,” “our” and “us” refer to A.M. Castle & Co. and its consolidated subsidiaries, whether Predecessor and/or Successor, as appropriate.
In the following discussion and analysis of the results of operations and liquidity, the Company compares certain financial information for the year ended December 31, 2018 to the year ended December 31, 2017. The Company believes that in certain instances, combining the financial results when discussing the Predecessor and Successor periods within the year ended December 31, 2017 is useful for management and investors to assess the Company's ongoing financial and operational performance and trends.
Financial Results Summary
The Company’s strategy is to become a leading global provider of metals products and services and specialized supply chain solutions to targeted global industries.
During the year ended December 31, 2018 (Successor):

•
Net sales increased by 12.2% compared to the prior year combined periods of September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor). The increase in net sales in the current year was driven primarily by a substantial increase in commodities pricing as well as the favorable impact of the announced imposition of tariffs buy the U.S. on imports of steel and aluminum from certain countries.

•
Operating loss improved from a loss of $13.1 million in the period September 1, 2017 through December 31, 2017 (Successor) and $14.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor) to an operating loss of $16.7 million in the year ended December 31, 2018 (Successor).

•
Operating cash flows improved from a use of cash of $20.6 million in the period September 1, 2017 through December 31, 2017 (Successor) and $50.3 million in the period January 1, 2017 through August 31, 2017 (Predecessor) to a use of cash of $23.8 million in the year ended December 31, 2018 (Successor).

•
On June 1, 2018, the Company entered into an Amendment No. 1 to Revolving Credit and Security Agreement, which amended its existing $125.0 million revolving credit facility to provide for additional borrowing capacity of $25.0 million. Refer to Note 4 - Debt, to the Notes to the Consolidated Financial Statements for further details.

Recent Market and Pricing Trends
After several years of a challenging pricing environment within the metals market, commodities pricing improved significantly in 2018. The higher pricing of its products favorably impacted the Company's overall operating results in 2018, as opposed to the prior years in which the lower pricing of its products unfavorably impacted the Company's overall operating results. Management believes the Company's overall operating results will continue to be significantly impacted by the pricing of its products. To the extent that the Company can pass through higher material costs to its contractual customers, higher prices within the metals market will have an overall favorable impact on the Company's operating results. If higher material costs are not passed through to its contractual customers, or if prices begin to decrease within the metals market, the Company's operating results will be adversely impacted.
In many cases, the pricing of its products can have a more significant impact on the Company's operating results than demand because of the following reasons, among others:

•
Changes in volume resulting from changes in demand typically result in corresponding changes to the Company’s variable costs. However, as pricing changes occur, variable expenses are not directly impacted.

•	If surcharges are not passed through to the customer or are passed through without a mark-up, the Company’s profitability will be adversely impacted.
The U.S. government's imposition of tariffs on all imports of steel and aluminum as a result of Section 232 of the Trade Expansion Act of 1962 ("Section 232") favorably impacted product pricing in 2018 which, in turn, favorably impacted the Company's operating results. In the year ended December 31, 2018 (Successor), the Company's year over year net sales increased $63.2 million, or 12.2%, compared to the combined periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), driven by sales price increases on the majority of the products the Company sells. The Company's operating loss improved by $10.8 million, or 39.3%, from an operating loss of $27.5 million in the combined periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) to an operating loss of $16.7 million in the year ended December 31, 2018 (Successor). Because of its long-standing relationships with domestic steel mills, the Company believes it was well-positioned to take advantage of an increasing pricing environment resulting from the Section 232 tariffs as compared to U.S. based metals service centers that are more reliant on imported steel and aluminum products.
The demand for the Company's products may change from time to time based on, among other things, general economic conditions, industry capacity, and the cyclical nature of the industries in which the Company's customers operate. As witnessed in 2018, industry regulation, such as that under Section 232, and the pricing environment, leading to increased competitiveness within the market, can also have a significant impact on demand. An increase or decrease in the demand for the Company's products has a significant impact on the Company's operating results. When volume increases, the Company's sales dollars generally increase, which leads to more dollars earned from normal operations. Similarly, a decrease in demand results in lower sales dollars which, once costs and expenses are factored in, leads to less dollars earned from normal operations. Although the lower demand also decreases the cost of materials and operating costs, including warehouse, delivery, selling, general and administrative expenses, the decrease in these costs and expenses is often less than the decrease in sales dollars due to fixed costs, resulting in lower operating margins. Management believes its recent restructuring activities have put the Company is a better position to react to variability in end-market demand and to manage the impact that demand variability might have on operating margins.
Industry data provided by the Metals Service Center Institute ("MSCI") indicates that overall 2018 U.S. steel service center shipment volumes increased 4% compared to 2017 levels. According to MSCI data, industry sales volumes of products consistent with the Company's product mix increased 5% in 2018 compared to 2017. Of the U.S. steel service center products tracked by the MSCI, shipment volumes for aluminum, stainless, and carbon flat rolled, plate, pipe and tube, and structural products had the most significant increases 2018 compared to 2017 with carbon bars only having a modest increase compared to last year.
Demand for the Company's products remained steady in 2018. Tons sold per day increased compared to the prior year for many of the products the Company sells. Most notably, the Company experienced an increase in demand for its aluminum and stainless products in 2018 compared to the prior year, primarily the result of strength in the aerospace market, a trend the Company expects to continue. Tons sold per day of alloy bar also increased in 2018 compared to 2017. Offsetting these increases in demand was a decrease in tons sold per day of carbon and alloy plate and SBQ bar.
The Company's gross material margin, calculated as net sales less cost of materials (exclusive of depreciation and amortization) divided by net sales, improved to 24.9% in 2018 compared to 24.0% in the combined Successor and Predecessor periods in 2017. Along with being favorably impacted by sales price increases, the Company improved its gross margin in 2018 by implementing improved inventory management strategies and by better matching sales prices with the inventory replacement cost. The Company expects its margins will continue to improve in 2019 as its excess inventory is sold and replaced with inventory better matched to the current market conditions, and to the extent that the pricing environment remains strong and the Company is able to pass through higher material costs from its suppliers.
Current Business Outlook
The Company is principally focused on two key markets, aerospace and industrial.
The aerospace market continues to be strong with defense and commercial spending driving the demand for the Company's aluminum, stainless, and titanium products. The Company expects the aerospace market to remain stable and for business to improve, particularly where the Company has long-term contracts with subcontractors who support platforms that are anticipated to grow. However, the Company does anticipate continued pressure on transactional pricing resulting from competition in the market.
After exhibiting weakness the last several years, the industrial market has shown signs of stabilizing. General sentiment in the industrial market has improved with mining, heavy machinery and light vehicles all having a positive outlook. Given the Company's lower cost structure, which is the result of its restructuring activities, it does see an opportunity to grow market share by continuing to improve its conversion rate on transactional business on a competitive basis at still accretive net margins.
The Company expects Section 232 tariffs to continue to have a favorable impact on the pricing of the Company's products, although it also expects U.S. mill pricing to increase, resulting in higher material costs. However, given its long-standing relationships with domestic steel mills, the Company also believes it is currently well-positioned to take advantage of an increasing pricing environment expected to result from the tariffs and may have a competitive price advantage relative to other U.S.-based steel service centers that are more reliant on imported steel and aluminum products. Further, as the U.S. government continues to negotiate trade deals with foreign nations, which will impact future tariffs or duties on the importing of steel or aluminum, the Company expects uncertainty to contribute to a competitive pricing environment in 2019.
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

Year Ended December 31, 2018 (Successor) Compared to the Periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor)
The following table sets forth certain statement of operations data in the year ended December 31, 2018 (Successor) and in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor).

	Successor				Predecessor
	Year Ended December 31, 2018		September 1, 2017 through December 31, 2017 *As Adjusted		January 1, 2017 through August 31, 2017 *As Adjusted		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	Year-over-Year $ Change	Year-over-Year % Change
Net sales	$582.0	100.0%	$164.9	100.0%	$353.9	100.0%	$63.2	12.2%
Cost of materials (exclusive of depreciation and amortization)	437.1	75.1%	127.8	77.5%	266.5	75.3%	(42.8)	(10.9)%
Operating costs and expenses	161.7	27.8%	50.2	30.4%	101.8	28.8%	(9.7)	(6.4)%
Operating loss	$(16.7)	(2.9)%	$(13.1)	(7.9)%	$(14.4)	(4.1)%	$10.8	39.3%

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 1 - Basis of Presentation and Significant Accounting Policies, for additional information.

Net Sales
Net sales of $582.0 million in the year ended December 31, 2018 (Successor) were an increase of $63.2 million, or 12.2%, compared to $164.9 million in the period September 1, 2017 through December 31, 2017 (Successor) and $353.9 million in the period January 1, 2017 through August 31, 2017 (Predecessor). The increase in net sales in the current year was driven primarily by a substantial increase in commodities pricing as well as the favorable impact of the announced imposition of tariffs by the U.S. on all imports of steel and aluminum. Overall, average selling prices increased 12.6% in the year ended December 31, 2018 (Successor) compared to the prior year with favorable selling prices realized on every product the Company sells. The most favorable selling prices were realized on the majority of the Company's highest selling products including all carbon and alloy products, as well as SBQ, aluminum and stainless. Tons sold per day remained virtually flat in the year ended December 31, 2018 (Successor) compared to the same period last year.
Cost of Materials
Cost of materials (exclusive of depreciation and amortization) were $437.1 million in the year ended December 31, 2018 (Successor) compared to $127.8 million in the period September 1, 2017 through December 31, 2017 (Successor) and $266.5 million in the period January 1, 2017 through August 31, 2017 (Predecessor). The $42.8 million, or 10.9%, increase in the year ended December 31, 2018 (Successor) compared to the same combined periods in 2017 was primarily due to an increase in product mill pricing resulting from higher market demand for metals and higher commodity pricing.
Cost of materials (exclusive of depreciation and amortization) decreased to 75.1% of net sales in the year ended December 31, 2018 (Successor) compared to 77.5% of net sales in the period September 1, 2017 through December 31, 2017 (Successor) and 75.3% of net sales in the period January 1, 2017 through August 31, 2017 (Predecessor) due mainly to imposition of tariffs, which favorably impacted the Company's gross material margin (calculated as net sales less cost of materials divided by net sales) as the Company experienced an overall increase in its average selling prices per ton sold. Gross material margins were also beneficially impacted by the elimination of some lower margin sales in the current year as compared to the prior year, as well as the negative impacts of the Company's bankruptcy proceedings on gross material margins in the prior year.

Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the year ended December 31, 2018 (Successor) and in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) were as follows:

	Successor		Predecessor	Favorable/ (Unfavorable)
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017 * As Adjusted	January 1, 2017 through August 31, 2017 *As Adjusted	Year-over-Year $ Change	Year-over-Year % Change
(Dollar amounts in millions)
Warehouse, processing and delivery expense	$83.7	$25.4	$50.2	$(8.1)	(10.7)%
Sales, general and administrative expense	68.9	21.6	40.8	(6.5)	(10.4)%
Restructuring expense, net	—	—	0.6	0.6	n/a
Depreciation and amortization expense	9.1	3.2	10.2	4.3	32.1%
Total operating costs and expenses	$161.7	$50.2	$101.8	$(9.7)	(6.4)%

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 1 - Basis of Presentation and Significant Accounting Policies, for additional information.

Total operating costs and expenses increased by $9.7 million to $161.7 million in the year ended December 31, 2018 (Successor) from $50.2 million in the period September 1, 2017 through December 31, 2017 (Successor) and $101.8 million in the period January 1, 2017 through August 31, 2017 (Predecessor):

•
Warehouse, processing and delivery expense increased by $8.1 million primarily as a result of higher payroll and benefits costs, as well as higher warehouse and freight costs attributable to an increase in labor costs and fuel prices. Also, the prior year was favorably impacted by the timing of the resolution of certain real estate and personal property tax matters associated with two facilities which were closed in the first quarter of 2016. The resolution of these matters contributed a $3.9 million offset to the warehouse, processing, and delivery expense in the prior year.

•
Sales, general and administrative expense increased by $6.5 million mainly as a result of higher payroll and benefit costs, as well as costs incurred for outside professional services for the review of the Company’s information technology security processes and protocol for potential enhancement. Also included in sales, general and administrative expenses in the year ended December 31, 2018 (Successor) were costs associated with the Company's business development initiatives.

•
Depreciation and amortization expense decreased by $4.3 million due mainly to no amortization of intangible assets in the year ended December 31, 2018 (Successor). Prior to the Effective Date, the Predecessor had definite-lived intangible assets, which were amortized over the period January 1, 2017 through August 31, 2017 (Predecessor). After the application of fresh start accounting, the Company did not have any amortizable intangible assets.

Operating loss in the year ended December 31, 2018 (Successor) was $16.7 million compared to $13.1 million in the period September 1, 2017 through December 31, 2017 (Successor) and $14.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor).
Other Income and Expense, Income Taxes and Net Loss
See Note - 1 Basis of Presentation and Significant Accounting Policies to the Notes to the Consolidated Financial Statements for further discussion of amounts reclassified in prior year financial statements as a result of the adoption of Accounting Standards Update ("ASU") No. 2017-07.
Interest expense, net was $33.2 million in the year ended December 31, 2018 (Successor) compared to $9.2 million in the period September 1, 2017 through December 31, 2017 (Successor) and $26.6 million in the period January 1, 2017 through August 31, 2017 (Predecessor). The Company has reduced its debt and contractual interest burden from what it had been in the prepetition periods resulting in lower interest expense from debt in the year ended December 31, 2018 (Successor) compared to the same period last year.

Financial restructuring expense of $7.0 million in the period January 1, 2017 through August 31, 2017 (Predecessor) was comprised of legal and other professional fees incurred prior to filing the chapter 11 bankruptcy petitions in connection with the financial restructuring of the debt and equity of the Company.
The unrealized gain on embedded conversion option of $2.4 million in the period September 1, 2017 through December 31, 2017 (Successor) is the result of the mark-to-market adjustment associated with the bifurcated embedded derivative liability of the Company's 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due 2022 (the "Second Lien Notes"). On December 31, 2017, the Company determined that the condition that caused the conversion option to not meet the criteria to be considered indexed to the Company’s common stock was no longer in effect, and the conversion option met the criteria to be considered indexed to the Company’s common stock effective December 31, 2017 (see Note 4 - Debt, in the Notes to the Consolidated Financial Statements). Accordingly, the previously bifurcated embedded conversion option was remeasured to a fair value and reclassified from a liability to additional paid-in capital.
Other income, net, was $8.0 million in the year ended December 31, 2018 (Successor) compared to $5.6 million in the period September 1, 2017 through December 31, 2017 (Successor) and $8.4 million the period January 1, 2017 through August 31, 2017 (Predecessor). Included in other income, net in the year ended December 31, 2018 (Successor) was net pension benefit of $7.9 million. Included in other income, net in the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) were net pension benefits of $2.8 million and $4.9 million, respectively. The remaining other income, net for the comparative periods is comprised mostly of foreign currency transaction gains. The Company recorded a foreign currency transaction gain of $0.1 million in the year ended December 31, 2018 (Successor), compared to a foreign currency transaction gain of $3.6 million in each of the periods September 1, 2017 through September 30, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor).
Reorganization items, net, in the period September 1, 2017 through December 31, 2017 (Successor) was an expense of $2.1 million and a gain of $74.5 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Amounts recorded relate to expenses and income directly associated with the chapter 11 proceedings and incurred during or, in the case of some professional fees, after the pendency of the Company's chapter 11 cases. The balance for the period September 1, 2017 through December 31, 2017 (Successor) is comprised solely of professional fees. The balance for the period January 1, 2017 through August 31, 2017 (Predecessor) is comprised of a gain on extinguishment of debt of $90.0 million and a gain on fresh-start revaluation of $16.6 million. Offsetting these gains are $10.3 million related to the write-off of debt issuance costs and discounts related to the Company’s 12.75% Senior Secured Notes due 2018 (the "Pre-Bankruptcy Secured Notes") and the Company’s 5.25% Convertible Senior Secured Notes due 2019 (the "Pre-Bankruptcy Convertible Notes"), prepayment penalties and debt related fees of $13.2 million, professional fees of $7.3 million, and key employee incentive plan expense of $1.2 million (refer to Note 2 - Bankruptcy Relates Disclosures, in the Notes to the Consolidated Financial Statements).
The Company recorded an income tax benefit of $4.8 million in the year ended December 31, 2018 (Successor) compared to an income tax benefit of $3.2 million in the period September 1, 2017 through December 31, 2017 (Successor) and $1.4 million in the period January 1, 2017 through August 31, 2017 (Predecessor). The Company’s effective tax rate is expressed as income tax expense benefit as a percentage of (loss) income before income taxes. The effective tax rate was 11.4% in the year ended December 31, 2018 (Successor), and 19.3% and (4.0)% in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income (losses), the inability to benefit from current year losses due to valuation allowance positions in the U.S., the impact of the recent U.S. tax reform, and the impact of intraperiod allocations.
Net loss was $37.1 million in the year ended December 31, 2018 (Successor) compared to net loss $13.3 million in the period September 1, 2017 through December 31, 2017 (Successor) and net income of $36.2 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Net income in the period January 1, 2017 through August 31, 2017 (Predecessor) includes the gain of $74.5 million for reorganization items, net.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017
(Dollar amounts in millions)
Net cash used in operating activities	$(23.8)	$(20.6)	$(50.3)
Net cash (used in) from investing activities	(5.6)	(3.7)	5.3
Net cash from financing activities	27.3	24.7	18.6
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.6	0.9
Net change in cash and cash equivalents	$(2.4)	$1.0	$(25.6)
The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities. As discussed in further detail below and in Note 4 - Debt, in the Notes to the Consolidated Financial Statements, on June 1, 2018, the Company entered into an amendment to its existing credit agreement governing its revolving credit facility (the "Credit Agreement Amendment") which increased the maximum borrowing availability under its existing revolving credit facilities by $25.0 million, to a total maximum borrowing capacity of $150.0 million.
In periods of market growth, such as those currently being experienced, a substantial amount of the Company's principal sources of liquidity are invested in working capital to support the growth. Accordingly, the Company expects working capital increases to result in a cash flow use from operations in the near term, supported by continued higher borrowings under its revolving credit facilities.
Specific components of the change in working capital (defined as current assets less current liabilities) are highlighted below:

•
Increases in accounts receivable in the year ended December 31, 2018 (Successor), and both the period September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) resulted in a $6.1 million, $2.2 million and $6.1 million cash flow use, respectively. The higher accounts receivable balance in each respective period is primarily attributable to increased sales. Average receivable days outstanding was 54.4 days in the year ended December 31, 2018 and 53.3 days in the year ended December 31, 2017.

•
Increases in inventory levels in the year ended December 31, 2018 (Successor), and both the period September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) resulted in a $7.7 million, $2.0 million and $2.7 million cash flow use, respectively. The higher inventory balance in each respective period is primarily attributable to increased investment in inventory to support the Company's sales growth, as well as the higher price of the inventory due to pricing increases from the Company's suppliers. Average days sales in inventory were 133.5 days in the year ended December 31, 2018 as compared to 140.6 days in the year ended December 31, 2017. The decrease in average days sales in inventory in 2018 compared to 2017 resulted primarily from improved inventory management. The Company's inventory management strategy is focused on adjusting its inventory deployment initiatives to better align inventory at its facilities with the needs of the customers specific to that facility.

•
Total accounts payable, accrued payroll and employee benefits, and accrued and other current liabilities provided a cash flow source of $3.7 million in the year ended December 31, 2018 (Successor), a cash flow use of $4.4 million in the period September 1, 2017 through December 31, 2017 (Successor), and a cash flow use of $2.6 million in the period January 1, 2017 through August 31, 2017 (Predecessor). Accounts payable days outstanding were 41.9 days in the year ended December 31, 2018 and 41.4 days in the same period last year.

Net cash used in investing activities of $5.6 million in the year ended December 31, 2018 (Successor) and $3.7 million in the period September 1, 2017 through December 31, 2017 (Successor) was almost entirely the result of cash paid for capital expenditures. Net cash from investing activities of $5.3 million in the period January 1, 2017 through August 31, 2017 (Predecessor) was mainly due to a $7.5 million reduction in the cash collateralization requirements of outstanding letters of credit, partially offset by cash paid for capital expenditures of $2.9 million in the period.

Net cash from financing activities of $27.3 million in the year ended December 31, 2018 (Successor) was mainly attributable to net proceeds from borrowings under the Company's Expanded ABL Credit Agreement (defined below), partially offset by payments of $0.9 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI. During the period September 1, 2017 through December 31, 2017 (Successor), net cash from financing activities of $24.7 million was mainly attributable to borrowings under the Company's Revolving Credit and Security Agreement (the "ABL Credit Agreement") dated as of August 31, 2017 with PNC Bank, National Association ("PNC"), as lender and as administrative and collateral agent (the “Agent”) which, provided for a $125.0 million senior secured, revolving credit facility for the Company (the "Revolving A Credit Facility"). Finally, during the period January 1, 2017 through August 31, 2017 (Predecessor), net cash from financing activities of $18.6 million was mainly attributable to proceeds and repayments of debt in connection with the Company's 2017 bankruptcy proceedings, as well as net proceeds from short-term borrowings under the Company's foreign line of credit. Partially offsetting these net cash proceeds were payments of $3.0 million made in connection with the Company's build-to-suit liability associated with its warehouse in Janesville, WI.
As fully discussed at Note 2 - Bankruptcy Related Disclosures, in the Notes to the Consolidated Financial Statements, on August 31, 2017, the Company's bankruptcy plan became effective pursuant to its terms and the Debtors emerged from their chapter 11 cases. By operation of the Plan, all outstanding indebtedness, accrued interest, and related fees of the Debtors under the Credit and Guaranty Agreement, dated December 8, 2016, by and among the Company, Highbridge International Capital Management, LLC, Corre Partners Management, LLC, Whitebox Credit Partners, L.P., WFF Cayman II Limited, and SGF, LLC and Cantor Fitzgerald Securities, among others (as amended, the “Pre-Bankruptcy Credit Facilities Agreement”), amounting to $49.4 million, was paid in full with the proceeds of borrowings under the Revolving A Credit Facility and the issuance of Second Lien Notes under the Indenture dated August 31, 2017 ("Second Lien Notes Indenture"). Also, on the Effective Date and by operation of the Plan, all outstanding indebtedness of the Debtors under (i) the Company's Indenture dated February 8, 2016, by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee (the "Pre-Bankruptcy Secured Notes Indenture"), and the Pre-Bankruptcy Secured Notes issued pursuant thereto, and (ii) the Company's Indenture dated May 19, 2016, by and between the Company, as issuer, its guarantors, and U.S. Bank National Association, as trustee (the "Pre-Bankruptcy Convertible Notes Indenture"), and the Pre-Bankruptcy Convertible Notes issues pursuant thereto, were discharged and canceled.
The ABL Credit Agreement provided for a $125.0 million senior secured, revolving credit facility under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). On June 1, 2018, the Company entered into the Credit Agreement Amendment by and among the Company, the Borrowers and guarantors party thereto, and the Agent and the lenders party thereto, which amended the ABL Credit Agreement (as amended by the Credit Agreement Amendment, the "Expanded ABL Credit Agreement") to provide for additional borrowing capacity. The Expanded ABL Credit Agreement provides for an additional $25.0 million last out revolving B credit facility (the "Revolving B Credit Facility" and together with the Revolving A Credit Facility, the "Expanded Credit Facility") made available in part by way of a participation in the Revolving B Credit Facility by certain of the Company’s shareholders. Borrowings under the Expanded Credit Facility will mature on February 28, 2022.
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
Under the Expanded ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. As of December 31, 2018 (Successor), the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 71.3% on eligible inventory.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the Expanded Credit Facility Agreement, inclusive of certain cash balances in North America) is less than $12.5 million for five consecutive days. The Company was not in a covenant testing period as of and for the year ended December 31, 2018 (Successor).
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
Additional unrestricted borrowing capacity under the Revolving A Credit Facility at December 31, 2018 (Successor) was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(2.3)
Current maximum borrowing capacity	122.7
Current borrowings	(108.5)
Additional unrestricted borrowing capacity	$14.2
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Pursuant to the terms of the Second Lien Note Indenture, the Company is currently paying interest on the Second Lien Notes in kind.
Interest expense, net was $33.2 million in the year ended December 31, 2018 (Successor), of which $21.7 million was non-cash interest related to long term debt and $4.9 million was non-cash interest related to the pension plan.
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of December 31, 2018 (Successor), the French subsidiary has borrowings of $5.5 million under the credit facility, which is recorded as short-term borrowings at the Consolidated Balance Sheets.
As of December 31, 2018 (Successor), the Company had $2.3 million of irrevocable letters of credit outstanding.
The Company's debt agreements impose significant operating and financial restrictions which may prevent the Company from executing certain business opportunities, such as making acquisitions or paying dividends, among other things.
For additional information regarding the terms of the Expanded ABL Credit Agreement, the Second Lien Notes, and the French credit facility refer to Note 4 - Debt, in the Notes to the Consolidated Financial Statements.
The Company is committed to achieving a strong financial position while maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization. Cash and cash equivalents at December 31, 2018 (Successor) were $8.7 million, with approximately $3.4 million of the Company’s consolidated cash and cash equivalents balance residing in the United States.

Working capital, defined as current assets less current liabilities, and the balances of its significant components were as follows:

	Successor		Working Capital
(Dollar amounts in millions)	December 31, 2018	December 31, 2017	Increase (Decrease)
Working capital	$198.2	$191.9	$6.3
Inventory	160.7	154.5	6.2
Accounts receivable	79.8	74.4	5.4
Accounts payable	42.7	41.8	(0.9)
Accrued and other current liabilities	5.3	6.0	0.7
Accrued payroll and employee benefits	11.3	8.0	(3.3)
Cash and cash equivalents	8.7	11.1	(2.4)
The Company currently plans that it will have sufficient cash flows from its operations to continue as a going concern.
Capital Expenditures
Cash paid for capital expenditures was $5.7 million in the year ended December 31, 2018 (Successor) and $3.7 million and $2.9 million in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively. Expenditures in the 2018 periods include $1.4 million related to software licenses and IT equipment. The balance of the capital expenditures in 2018 is the result of normal equipment purchases, building improvements, and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will be approximately $6.0 million to $8.0 million in 2019.
Pension Funding
The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2018, the Company does not anticipate making significant cash contributions to the pension plans in 2019.
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
Off-Balance Sheet Arrangements
With the exception of operating lease financing on certain buildings and equipment used in the operation of the business, it is not the Company’s general practice to use off-balance sheet arrangements, such as third-party special-purpose entities or guarantees of third parties.
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

For purposes of assessing whether it is more-likely-than-not that deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 10 - Income Taxes in the Notes to the Consolidated Financial Statements, for further information about the Company's valuation allowance assessments.
The Company has incurred significant losses in recent years. The Company’s operations in the United States, United Kingdom and Canada have generated pre-tax losses for the three-year period ended December 31, 2018.  As a result of the Company having recorded deferred tax assets in these jurisdictions as December 31, 2018 and 2017, coupled with the negative evidence of significant cumulative three-year pre-tax losses, the Company has provided a valuation allowance against the full net deferred tax asset balances recorded in United Kingdom and Canada and certain of the deferred income tax assets recorded by the United States operations at December 31, 2018.
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
Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense. Discount rates used for determining the Company’s projected benefit obligation for its pension plans were 4.00 - 4.06% at December 31, 2018 (Successor) 3.51 - 3.58% at December 31, 2017 (Successor) and 3.52 - 3.62% at August 31, 2017 (Predecessor).
The Company’s pension plan asset portfolio as of December 31, 2018 (Successor) is primarily invested in fixed income securities with a duration of approximately 9 years. The assets generally fall within Level 2 of the fair value hierarchy. Assets in the Company’s pension plans have earned approximately 7% since 2008 when the Company changed its target investment allocation to focus primarily on fixed income securities. In 2018, the pension plan assets realized an investment loss of approximately 4%. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. There was a funding deficit of approximately 2% at December 31, 2018 (Successor) compared to a funding surplus of 3% at December 31, 2017 (Successor).
To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.

The Company used the following weighted average discount rates and expected return on plan assets to determine the net periodic pension cost:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Discount rate	3.51 - 3.58%	3.52 - 3.62%	3.70 - 3.83%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.25%
Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension cost:

(Dollar amounts in millions)	Impact on 2019 Expenses - Increase (Decrease)
100 basis point decrease in discount rate	$1.0
100 basis point increase in discount rate	0.6
100 basis point decrease in expected long-term rate of return on plan assets	1.4
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
New Accounting Standards
See Note 1 - Basis of Presentation and Significant Accounting Policies to the Notes to the Consolidated Financial Statements for detailed information on recently issued guidance, whether adopted or to be adopted.

ITEM 8 — Financial Statements and Supplementary Data
(Amounts in thousands, except par value and per share data)

A.M. Castle & Co. Consolidated Statements of Operations and Comprehensive (Loss) Income
	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017 *As Adjusted	January 1, 2017 through August 31, 2017 *As Adjusted

Net sales	$581,970	$164,942	$353,926
Costs and expenses:
Cost of materials (exclusive of depreciation and amortization)	437,052	127,828	266,495
Warehouse, processing and delivery expense	83,635	25,353	50,314
Sales, general and administrative expense	68,933	21,645	40,766
Restructuring expense, net	—	—	566
Depreciation and amortization expense	9,082	3,213	10,150
Total costs and expenses	598,702	178,039	368,291
Operating loss	(16,732)	(13,097)	(14,365)
Interest expense, net	33,172	9,220	26,629
Financial restructuring expense	—	—	7,024
Unrealized (gain) loss on embedded debt conversion option	—	(2,352)	146
Other income, net	(7,980)	(5,591)	(8,436)
Reorganization items, net	—	2,141	(74,531)
(Loss) income before income taxes	(41,924)	(16,515)	34,803
Income tax benefit	(4,779)	(3,188)	(1,387)
Net (loss) income	$(37,145)	$(13,327)	$36,190

Basic and diluted (loss) income per common share	$(18.57)	$(6.66)	$1.12

Comprehensive (loss) income:
Net (loss) income	$(37,145)	$(13,327)	$36,190
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $3,060, $0, and $0	(9,187)	34	9,797
Foreign currency translation adjustments, net of tax	(2,492)	(2,703)	16,142
Comprehensive (loss) income	$(48,824)	$(15,996)	$62,129

* Adjusted due to the adoption of ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." See Note 1 - Basis of Presentation and Significant Accounting Policies, for additional information.

The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Balance Sheets
	Successor
	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,668	$11,104
Accounts receivable, less allowances of $1,364 and $1,586, respectively	79,757	74,370
Inventories	160,686	154,491
Prepaid expenses and other current assets	14,344	12,274
Income tax receivable	1,268	1,576
Total current assets	264,723	253,815
Goodwill and intangible assets, net	8,176	8,176
Prepaid pension cost	1,754	10,745
Deferred income taxes	1,261	1,278
Other noncurrent assets	1,278	1,344
Property, plant and equipment:
Land	5,577	5,581
Buildings	21,218	21,296
Machinery and equipment	38,394	33,011
Property, plant and equipment, at cost	65,189	59,888
Accumulated depreciation	(11,989)	(2,961)
Property, plant and equipment, net	53,200	56,927
Total assets	$330,392	$332,285
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$42,719	$41,757
Accrued payroll and employee benefits	11,307	7,963
Accrued and other current liabilities	5,324	5,968
Income tax payable	1,589	262
Short-term borrowings	5,498	5,854
Current portion of long-term debt	119	118
Total current liabilities	66,556	61,922
Long-term debt, less current portion	246,027	199,903
Deferred income taxes	7,540	16,166
Build-to-suit liability	9,975	10,148
Other noncurrent liabilities	3,334	3,784
Pension and postretirement benefit obligations	6,321	6,377
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Common stock, $0.01 par value—200,000 Class A shares authorized with 3,803 shares issued and outstanding at December 31, 2018 and 3,734 shares issued and outstanding at December 31, 2017	38	37
Additional paid-in capital	55,421	49,944
Accumulated deficit	(50,472)	(13,327)
Accumulated other comprehensive loss	(14,348)	(2,669)
Total stockholders’ (deficit) equity	(9,361)	33,985
Total liabilities and stockholders’ (deficit) equity	$330,392	$332,285
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Cash Flows
	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Operating activities:
Net (loss) income	$(37,145)	$(13,327)	$36,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,082	3,213	10,150
Amortization of deferred financing costs and debt discount	8,160	1,958	3,810
Unrealized (gain) loss on embedded debt conversion option	—	(2,352)	146
Noncash interest paid in kind	13,502	3,865	—
Noncash reorganization items, net	—	—	(87,107)
Loss on sale of property, plant & equipment	64	26	7
Unrealized foreign currency transaction loss (gain)	580	(1,709)	(4,439)
Deferred income taxes	(7,071)	(3,437)	(953)
Non-cash compensation expense	2,784	866	630
Other, net	631	634	537
Changes in assets and liabilities:
Accounts receivable	(6,100)	(2,205)	(6,061)
Inventories	(7,730)	(1,978)	(2,703)
Prepaid expenses and other current assets	(2,955)	752	(3,100)
Other noncurrent assets	740	324	1,664
Prepaid pension costs	(2,717)	(1,395)	(849)
Accounts payable	1,370	(4,548)	8,602
Accrued payroll and employee benefits	3,453	945	(2,670)
Income tax payable and receivable	1,624	(828)	(340)
Accrued and other current liabilities	(1,120)	(773)	(3,332)
Postretirement benefit obligations and other noncurrent liabilities	(933)	(585)	(471)
Net cash used in operating activities	(23,781)	(20,554)	(50,289)
Investing activities:
Capital expenditures	(5,687)	(3,742)	(2,850)
Proceeds from sale of property, plant and equipment	77	31	619
Cash collateralization of letters of credit	—	—	7,492
Net cash (used in) from investing activities	(5,610)	(3,711)	5,261
Financing activities:
Short-term borrowings, net	(115)	1,720	3,797
Proceeds from long-term debt including credit facilities	49,954	22,973	195,026
Repayments of long-term debt including credit facilities	(21,130)	(25)	(175,414)
Payments of debt issue costs	(499)	—	(1,831)
Payments of build-to-suit liability	(897)	—	(3,000)
Net cash from financing activities	27,313	24,668	18,578
Effect of exchange rate changes on cash and cash equivalents	(358)	637	890
Net change in cash and cash equivalents	(2,436)	1,040	(25,560)
Cash and cash equivalents—beginning of period	11,104	10,064	35,624
Cash and cash equivalents—end of period	$8,668	$11,104	$10,064
See Note 1 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for supplemental cash flow disclosures.
The accompanying notes are an integral part of these statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Preferred Stock (Predecessor)	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017 - Predecessor	32,768	(202)	$—	$327	$(1,049)	$244,825	$(253,291)	$(25,939)	$(35,127)
Net income							36,190		36,190
Foreign currency translation, net of tax								385	385
Change in unrecognized pension and postretirement benefit costs, $0 tax effect								(1,008)	(1,008)
Share-based compensation						630			630
Exercise of stock options and other		(80)			(29)	91			62
Balance at August 31, 2017 - Predecessor	32,768	(282)	$—	$327	$(1,078)	$245,546	$(217,101)	$(26,562)	$1,132
Cancellation of Predecessor equity	(32,768)	282		(327)	1,078	(245,546)	217,101	26,562	(1,132)
Issuance of Successor common stock	2,000			20		5,640			5,660
Balance at August 31, 2017 - Successor	2,000	—		$20	$—	$5,640	$—	$—	$5,660

Balance at September 1, 2017 - Successor	2,000	—		$20	$—	$5,640	$—	$—	$5,660
Net loss							(13,327)		(13,327)
Foreign currency translation, net of tax								(2,703)	(2,703)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect								34	34
Reclassification of conversion option to equity, net of $17,044 tax effect (Note 7)						43,716			43,716
Share-based compensation						605			605
Issuance of restricted shares	1,734			17		(17)			—
Balance at December 31, 2017 - Successor	3,734	—		$37	$—	$49,944	$(13,327)	$(2,669)	$33,985
Net loss							(37,145)		(37,145)
Foreign currency translation, net of tax								(2,492)	(2,492)
Change in unrecognized pension and postretirement benefit costs, $3,060 tax effect								(9,187)	(9,187)
Reclassification to equity of interest paid in kind attributable to conversion option, net of $1,208 tax effect (Note 7)						3,430			3,430
Share-based compensation						1,816			1,816
Issuance of restricted shares	69			1		231			232
Balance at December 31, 2018 - Successor	3,803	—		$38	$—	$55,421	$(50,472)	$(14,348)	$(9,361)
The accompanying notes are an integral part of these statements.

A. M. Castle & Co.
Notes to Consolidated Financial Statements
(Amounts in thousands except par value and per share data)
(1) Basis of Presentation and Significant Accounting Policies
Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals distribution serving customers on a global basis. The Company has operations in the United States, Canada, Mexico, France, Spain, China and Singapore. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers. The Company's customers are principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
The Company’s corporate headquarters is located in Oak Brook, Illinois. The Company has 21 operational service centers located throughout North America (17), Europe (2) and Asia (2).
The Company purchases metals from many producers. Purchases are made in large lots and held in distribution centers until sold, usually in smaller quantities and often with value-added processing services performed. Orders are primarily filled with materials shipped from the Company's stock. The materials required to fill the balance of sales are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization.
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
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report contains consolidated financial statements of the Company as of and for the year ended December 31, 2018 (Successor), for the period from January 1, 2017 to August 31, 2017 (Predecessor), and for the period from September 1, 2017 to December 31, 2017 (Successor).
The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company's principal source of liquidity is cash flows from operations and borrowings under its asset-based revolving credit facilities.
Use of estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, the valuation of goodwill and intangible assets, the valuation of deferred income taxes, the fair value of the Company's 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “Second Lien Notes”) and Revolving B Credit Facility (defined at Note 4 - Debt, in the Notes to the Consolidated Financial Statements), pension and other post-employment benefits, and share-based compensation.

Revenue recognition — On January 1, 2018, the Company adopted ASC 606, "Revenue for Contracts with Customers (Topic 606)" ("ASC 606") using the modified retrospective method in which the cumulative effect of initially applying the new standard was applied to contracts not completed as of that date. The adoption of ASC 606 did not have a material effect on the Company’s financial position or results of operations.
Revenue from the sale of products is recognized when control of the product has transferred to the customer, which is primarily at the time of shipment to the customer. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the year ended December 31, 2018 (Successor) and the periods ended September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales.
Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the year ended December 31, 2018 (Successor) and the periods ended September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), shipping and handling costs included in warehouse, processing and delivery expenses were $26,704, $8,120, and $16,292, respectively. As a practical expedient under ASC 606, the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
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
Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the table below:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Balance, beginning of period	$1,586	$—	$1,945
Add Provision charged to expense(a)	379	1,735	34
Recoveries	44	13	25
Less Charges against allowance	(645)	(162)	(316)
Fresh-start accounting adjustment	—	—	(1,688)
Balance, end of period	$1,364	$1,586	$—
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
Information regarding the disaggregation of the Company's revenue by geographic region can be found at Note 12 — Segment Reporting.

Cost of materials — Cost of materials consists of the costs the Company pays for metals and related inbound freight charges. It excludes depreciation and amortization which is discussed below.
Operating expenses — Operating costs and expenses primarily consist of:

•	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;

•	Sales expenses, including compensation and employee benefits for sales personnel;

•
General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, bad debt expenses, data communication costs, computer hardware and maintenance expenses and occupancy costs for non-warehouse locations; and

•
Depreciation and amortization expenses, including depreciation for all owned property and equipment. For periods after the Effective Date, the Company no longer has any intangible assets that are subject to amortization.

Cash equivalents — Cash equivalents are highly liquid, short-term investments that have an original maturity of 90 days or less.
Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$115	$356	$45
Reclassification of conversion option from debt to equity, net (Note 7)	3,430	43,716	—
Cash paid during the period for:
Interest	5,110	1,209	13,332
Income taxes	866	495	1,889
Cash received during the period for:
Income tax refunds	37	49	201
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
Excess and obsolete inventory allowance activity is presented in the table below:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Balance, beginning of period	$1,680	$—	$7,877
Adjustments to provision	3,612	1,736	(945)
Charges against allowance	(2,018)	(56)	(1,661)
Fresh-start accounting adjustment	—	—	(5,271)
Balance, end of period	$3,274	$1,680	$—
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
Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method. Depreciation expense in the year ended December 31, 2018 (Successor) was $9,082 and in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor) was $3,213 and $6,062, respectively.
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
Goodwill and intangible assets — In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The Company currently has one reporting unit. The Company tests goodwill for impairment at the reporting unit level on an annual basis at December 1 of each year or more frequently if a significant event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company assesses, at least quarterly, whether any events or circumstances have significantly changed which may imply that the carrying amount of its reporting unit's goodwill is in excess of its fair value. Based on the results of the Company's goodwill impairment testing it has recorded no impairment charges in the year ended December 31, 2018 (Successor) or since the goodwill was originally recognized.
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
The indefinite-lived trade name intangible asset is tested for impairment on an annual basis on December 1 of each year or more frequently if significant events or changes in circumstances occur which may indicate that the carrying amount of the asset may not be recoverable, as measured by comparing carrying value to the estimated future cash flows generated by its use. An impaired asset is recorded at estimated fair value, determined principally using an income-based approach similar to the relief from royalty method used in the initial valuation of the indefinite-lived intangible asset, with the excess amount of carrying value over the fair value representing the amount of the impairment. Assumptions used in the income-based approach including projected revenues and assumed royalty rate, long-term growth and discount rates. The Company recorded no impairment charges related to its indefinite-lived trade name intangible assets in the year ended December 31, 2018 (Successor) or since the intangible asset was originally recorded.
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
During 2018, the Company's foreign assets remained pledged as collateral for certain borrowings. This continues to result in a taxable income inclusion in the U.S. of the annual earnings generated by its foreign subsidiaries. As a result of the enactment of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”) and this pledge of foreign assets, there are no remaining undistributed earnings which have not been subject to U.S. income taxation as of December 31, 2018 (Successor) on which the Company would need to record any additional U.S. deferred tax liability.
For uncertain tax positions, if any, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. As of December 31, 2018 (Successor), the Company has no uncertain tax positions for which a tax or interest reserve has been recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits, if any, within income tax expense. Accrued interest and penalties are included within income tax payable in the Consolidated Balance Sheets. As of December 31, 2018 (Successor), the Company has accrued no interest and penalties associated with unrecognized tax benefits.
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
(Loss) earnings per share — Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock plus outstanding common stock equivalents. Common stock equivalents consist of employee and director stock options (Predecessor), restricted stock awards (Predecessor and Successor), other share-based payment awards (Predecessor), and contingently issuable shares related to the Company’s 5.25% Convertible Senior Secured Notes due 2019 (the "Pre-Bankruptcy Convertible Notes"), and the Company's Second Lien Notes (Successor), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 4 - Debt, for further description of the Pre-Bankruptcy Convertible Notes and Second Lien Notes.
The following table is a reconciliation of the basic and diluted loss (earnings) per share calculations:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Numerator:
Net (loss) income	$(37,145)	$(13,327)	$36,190
Denominator:
Weighted average common shares outstanding	2,000	2,000	32,174
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—
Denominator for diluted (loss) earnings per share	2,000	2,000	32,174

Net basic (loss) earnings per common share	$(18.57)	$(6.66)	$1.12

Net diluted (loss) earnings per common share	$(18.57)	$(6.66)	$1.12
Excluded outstanding share-based awards having an anti-dilutive effect	1,803	1,734	—
The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s outstanding Second Lien Notes (Successor) or the Pre-Bankruptcy Convertible Notes (Predecessor), as they were anti-dilutive under the if-converted method.
The Second Lien Notes (Successor) are convertible into shares of the Company's common stock at any time at the initial conversion price of $3.77 per share. In future periods, absent a fundamental change (as defined in the Second Lien Notes Indenture), the outstanding Second Lien Notes could increase diluted average shares outstanding by a maximum of approximately 48,000 shares.
Concentrations — The Company serves a wide range of customers within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, retail, marine and automotive sectors of the economy. Its customer base includes many Fortune 500 companies as well as thousands of medium and smaller sized firms spread across the entire spectrum of metals-using industries. The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represented more than 5% of the Company’s total net sales in either the year ended December 31, 2018 (Successor) or the periods September 1, 2017 through December 31, 2017 (Successor) or January 1, 2017 through August 31, 2017 (Predecessor). Approximately 65% of the Company’s net sales the year ended December 31, 2018

(Successor) and 65% and 63% of the Company’s net sales in the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively, were from locations in the United States.
Share-based compensation — On the Effective Date, the new A.M. Castle & Co. 2017 Management Incentive Plan (the "MIP"), under which persons eligible to receive awards include directors, officers and employees of the Company and its subsidiaries, became effective. The types of awards that may be granted under the MIP include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of cash or stock based awards. Under the MIP, the Company has issued restricted shares, restricted Second Lien Notes and performance share units.
Compensation expense related to restricted share awards made to directors, officers and employees of the Company is recognized on a straight-line basis over the vesting period based on the estimated grant date fair value of the award. The Company accounts for forfeitures as they occur. Compensation expense related to performance share unit awards made to senior level managers and other select personnel is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
New Accounting Standards
Recently Adopted Accounting Standards
In March 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under the new guidance, employers must present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost must be reported separately from the line item(s) that includes the service cost component and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the income statement presentation of the components of net periodic benefit cost must be applied retrospectively, while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component must be applied prospectively. The Company adopted ASU 2017-07 in the first quarter of 2018 and concluded it had no impact on its net loss before income taxes. Prior to the adoption of ASU No. 2017-07, the Company's net periodic pension and postretirement benefit costs were reported as sales, general and administrative expense on the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result of the adoption of ASU No. 2017-07, the Company reclassified the interest cost component of net periodic pension and postretirement benefit costs of $1,586 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $2,767 from sales, general and administrative expense to other expense (income), net on the Consolidated Statements of Operations and Comprehensive (Loss) Income in the period September 1, 2017 through September 30, 2017 (Successor). The Company reclassified the interest cost component of net periodic pension and postretirement benefit costs of $3,227 from sales, general and administrative expense to interest expense and a net periodic pension and postretirement benefit of $4,854 from sales, general and administrative expense to other expense (income), net on the Consolidated Statements of Operations and Comprehensive (Loss) Income in the period January 1, 2017 through August 31, 2017 (Predecessor).
In January 2017, the FASB issued ASU 2017-04, "Intangibles – Goodwill and Other (Topic 350)", which simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. ASU No. 2017-04 is effective for annual and interim impairment tests beginning January 1, 2020 for the Company and is required to be adopted using a prospective approach. Early adoption is allowed for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the new guidance in the first quarter of 2018 and as a result, will no longer apply step two from the goodwill impairment test when performing its annual or interim goodwill impairment testing, if necessary. The Company performed its annual goodwill impairment testing on December 1, 2018 and determined that its goodwill was not impaired.
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
The Company adopted the requirements of ASC 606 on January 1, 2018 using the modified retrospective method, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. The adoption of ASC 606 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations. The adoption of ASC 606 did result in the addition of required disclosures within the notes to the financial statements and the modification of certain significant accounting policies, which are included herein.
Recently Issued Account Standards Not Yet Effective
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 amends Fair Value Measurement (Topic 820) to add, remove, and modify fair value measurement disclosure requirements. The ASU’s changes to disclosures aim to improve the effectiveness of Topic 820's disclosure requirements under the aforementioned FASB disclosure framework project. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for any eliminated or modified disclosures prescribed by the ASU. The Company will adopt the disclosure requirements of ASU No. 2018-13 in fiscal year 2020.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU No. 2016-02 also requires additional disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach, and are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”); and ASU No. 2018-20, “Narrow-Scope Improvements for Lessors”. ASU 2018-11 provides clarity on separating components of a lease contract and includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application.
The Company adopted ASU No. 2016-02 effective January 1, 2019 using the modified retrospective approach, as required. The Company elected the transition method that allows it to apply the new standard only to leases existing at the date of initial application, January 1, 2019, and recognized the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The Company has also elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carryforward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize those lease payments in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its real estate leases.
While the Company is still finalizing the adoption procedures, the Company estimates that the adoption of this standard will result in recognition of additional lease assets and lease liabilities on its consolidated balance sheet as of January 1, 2019 of approximately $35.0 million. Additionally, the Company’s build-to-suit financing obligation will be classified as a finance lease liability, resulting in an insignificant adjustment to the Company’s beginning accumulated deficit. The Company does not believe the adoption of ASU No. 2016-02 will materially affect its consolidated net loss or liquidity.
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
The filing of the bankruptcy petitions constituted a default or event of default that accelerated the Company’s obligations under (i) the Pre-Bankruptcy Credit Facilities Agreement (as defined below) and the 11.00% Senior Secured Term Loan Credit Facilities due 2018 issued pursuant thereto (the "Pre-Bankruptcy Credit Facilities"), (ii) the Indenture dated February 8, 2016 (the "Pre-Bankruptcy Senior Notes Indenture") and the 12.75% Senior Secured Notes due 2018 issued pursuant thereto (the "Pre-Bankruptcy Secured Notes"), and (iii) the Indenture dated May 19, 2016 (the "Pre-Bankruptcy Convertible Notes Indenture") and the Pre-Bankruptcy Convertible Notes. The Pre-Bankruptcy Credit Facilities Agreement, the Pre-Bankruptcy Senior Notes Indenture, and the Pre-Bankruptcy Convertible Notes Indenture provide that, as a result of the filing of the bankruptcy petitions, all outstanding indebtedness due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Pre-Bankruptcy Credit Facilities Agreement, the Pre-Bankruptcy Senior Notes Indenture, and the Pre-Bankruptcy Convertible Notes Indenture were automatically stayed as a result of the bankruptcy petitions, and the creditors’ rights of enforcement in respect of the Pre-Bankruptcy Credit Facilities Agreement, the Pre-Bankruptcy Senior Notes Indenture, and the Pre-Bankruptcy Convertible Notes Indenture are subject to the applicable provisions of the Restructuring Support Agreement (as defined below) and the Bankruptcy Code.
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
Key components of the Plan, which became effective on August 31, 2017, include:

•
Entry into a Revolving Credit and Security Agreement (the "ABL Credit Agreement") dated as of August 31, 2017 with PNC Bank, National Association ("PNC"), as lender and as administrative and collateral agent (the “Agent”), and the other lenders party thereto, which provided for a $125,000 senior secured, revolving credit facility for the Company (the "Revolving A Credit Facility"). Refer to Note 4 - Debt, for further details.

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

•
Entry into an Indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB (“WSFS, FSB”), as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately$162,502 in aggregate original principal amount of its Second Lien Notes, excluding restricted notes issued under the MIP.

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
As a result of these Plan actions, all of the outstanding indebtedness of the Pre-Bankruptcy Secured Notes and the Pre-Bankruptcy Convertible Notes was discharged and canceled.

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

•
All agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company (which include the Company's prior common stock, warrants to purchase the Company’s prior common stock and unvested/unexercised awards under any management equity incentive plans adopted before the Effective Date) were canceled and extinguished without recovery.

•
All prior director, officer and employee incentive plans, as well as the awards issued thereunder, were canceled. The MIP, under which persons eligible to receive awards include directors, officers and employees of the Company and its subsidiaries, became effective.

Reporting During Bankruptcy
During the pendency of the Company's chapter 11 cases, expenses and income directly associated with the chapter 11 proceedings were reported separately in reorganization items, net in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Reorganization items, net also include adjustments to reflect the carrying value of liabilities subject to compromise ("LSTC") at their estimated allowed claim amounts, as such adjustments were determined. In addition, effective as of the Petition Date and during the pendency of the Company's chapter 11 cases, the Company discontinued recording interest expense on outstanding prepetition debt classified as LSTC. Interest expense reported in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the period from the Effective Date through August 31, 2017 does not include $4,880 in contractual interest on prepetition debt classified as LSTC, which was stayed by the Bankruptcy Court effective on the Petition Date.
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
Reorganization Items, Net
During the pendency of the Company's chapter 11 cases, expenses and income directly associated with the chapter 11 proceedings were reported separately in reorganization items, net in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no expenses nor income directly associated with the chapter 11 proceedings that were reported separately in reorganization items, net for the year ended December 31, 2018. Reorganization items, net also include adjustments to reflect the carrying value of LSTC at their estimated allowed claim amounts, as such adjustments were determined. The following table presents reorganization items incurred in the periods after the Effective Date, as reported in the accompanying Consolidated Statement of Operations and Comprehensive (Loss) Income:

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
(3) Goodwill and Intangible Assets
In connection with the Company’s adoption of fresh-start accounting on the Effective Date, the Company recorded $2,675 of goodwill representing the excess of reorganization value over the fair value of identifiable tangible and intangible assets. The goodwill is not tax deductible. There was no change in the carrying value of goodwill recognized in the year ended December 31, 2018 (Successor). Also as part of fresh-start accounting, the Company recorded an intangible asset comprised of the indefinite-lived trade name of the Successor, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both December 31, 2018 (Successor) and December 31, 2017 (Successor).
There was no amortization expense recorded in the year ended December 31, 2018 (Successor) or the period September 1, 2017 through December 31, 2017 (Successor). Related to the customer relationships intangible asset of the Predecessor, which was subject to amortization, the Company recorded amortization expense of $4,088 in the period January 1, 2017 through August 31, 2017 (Predecessor).
The Company tests both goodwill and its intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or the intangible asset, as applicable, below its carrying value.
(4) Debt
Long-term debt consisted of the following:

	Successor
	December 31, 2018	December 31, 2017
LONG-TERM DEBT
5.00% / 7.00% Second Lien Notes due August 31, 2022	180,894	168,767
Floating rate Revolving A Credit Facility due February 28, 2022	108,488	101,047
12.00% Revolving B Credit Facility due February 28, 2022	22,875	—
Other, primarily capital leases	180	288
Less: unvested restricted Second Lien Notes(a)	(1,378)	(2,144)
Less: unamortized discount	(64,491)	(67,937)
Less: unamortized debt issuance costs	(422)	—
Total long-term debt	$246,146	$200,021
Less: current portion of long-term debt	119	118
Total long-term portion	$246,027	$199,903
(a) Represents unvested portion of $2,400 of restricted Second Lien Notes issued to certain members of management (see Note 8 - Share-based compensation).
Credit Facilities
Pursuant to the Plan, on the Effective Date, the Successor entered into the ABL Credit Agreement, which provided a $125,000 senior secured, revolving credit facility under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”).
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
Subject to certain exceptions and permitted encumbrances, the obligations under the Expanded Credit Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain subsidiaries of the Company named as guarantors. The proceeds of the advances under the Expanded Credit Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the Expanded Credit Facility, (ii) provide for Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the DIP Facility, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the Expanded ABL Credit Agreement.
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
Interest on indebtedness under the Revolving A Credit Facility accrues at a variable rate based on a grid with the highest interest rate being the applicable LIBOR-based rate plus a margin of 3.0%, as set forth in the Expanded ABL Credit Agreement. Interest on indebtedness under the Revolving B Credit Facility accrues at a rate of 12.0% per annum, which will be paid in kind unless the Company elects to pay such interest in cash and the Revolving B payment conditions specified in the Expanded ABL Credit Agreement are satisfied. Additionally, the Company must pay a monthly Facility Fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount, 0.375% per annum) multiplied by (ii) the amount by which the maximum revolving advance amount exceeds such average daily revolving facility usage for such month. Interest expense related to the Revolving B Credit Facility of $1,375 was paid in kind in the year ended December 31, 2018 (Successor).
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the year ended December 31, 2018 (Successor) was 4.90% and the weighted average Facility Fee for the period was 0.25%. The Company pays certain customary recurring fees with respect to the Expanded ABL Credit Agreement.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any covenant testing period when the Company's cash liquidity (as defined in the Expanded ABL Credit Agreement) is less than $12.5 million. The Company is not in a covenant testing period as of December 31, 2018 (Successor).
Unamortized debt issuance costs of $422 associated with the Expanded ABL Credit Agreement were recorded as a reduction in long-term debt as of December 31, 2018 (Successor).
Second Lien Notes
Pursuant to the Plan, on the Effective Date, the Company entered into a Second Lien Notes Indenture with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately $164,902 in aggregate original principal amount of its Second Lien Notes, including $2,400 of restricted Second Lien Notes issued to certain members of management (see Note 8 - Share-based compensation).
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
The Company determined that upon issuance on the Effective Date, the conversion option of the Second Lien Notes was not clearly and closely related to the economic characteristics of the Second Lien Notes, nor did it meet the criteria to be considered indexed to the Company’s common stock. As a result, the Company concluded that the embedded conversion option must be bifurcated from the Second Lien Notes, separately valued and marked-to-market through earnings in each subsequent reporting period. Prior to December 31, 2017, the embedded conversion option was classified in long-term debt.
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
Under the Second Lien Notes Indenture, in a conversion of the Second Lien Notes in connection with a “Fundamental Change” (as defined in the Second Lien Notes Indenture), for each $1.00 principal amount of the Second Lien Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price and (b) $1.00 divided by the stock price with respect to such Fundamental Change, subject to other provisions of the Second Lien Notes Indenture. Subject to certain exceptions, under the Second Lien Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the Second Lien Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, the Company is currently paying interest on the Second Lien Notes in kind. Interest expense of $12,127 was paid in kind for the year ended December 31, 2018 (Successor) and interest expense of $3,865 was paid in kind for the period September 1, 2017 through December 31, 2017 (Successor).
As of December 31, 2018 (Successor), all of the Company's principal and interest paid in kind related to its long-term debt, excluding capital leases, matures and is payable in fiscal year 2022. The Company has no other required long-term debt payments within the next five years or thereafter.
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of December 31, 2018 (Successor), the French subsidiary has borrowings of $5,498 under the local credit facility.
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
The fair value of cash, accounts receivable and accounts payable approximate their carrying values. The fair value of cash equivalents is determined using the fair value hierarchy described above.
The Company’s pension plan asset portfolio as of December 31, 2018 (Successor) and December 31, 2017 (Successor) is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the pension plan asset portfolio are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 9 - Employee Benefit Plans for pension fair value disclosures.
Fair Value Measurements of Debt
As of December 31, 2018 (Successor), the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $174,063 compared to a carrying value of $180,894. As of December 31, 2017 (Successor), the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $159,042 compared to a carrying value of $166,623.The fair values for the Second Lien Notes, including the conversion option, falls within Level 3 of the fair value hierarchy and was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.

The main inputs and assumptions into the fair value model for the Second Lien Notes at December 31, 2018 (Successor) were as follows:

Risk-free interest rate	2.48%
Credit spreads	18.96%
PIK premium spread	2.00%
Volatility	50.00%
As of December 31, 2018 (Successor), the fair value of the Company's Revolving B Credit Facility was estimated to be $22,124 compared to a carrying value of $22,875. The fair value of the Revolving B Credit Facility was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
Given the nature and the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility and the French subsidiary's foreign line of credit approximated the carrying value at December 31, 2018 (Successor).
Fair Value Measurements of Embedded Conversion Feature
The estimated fair value of the conversion option of the Second Lien Notes reclassified from a derivative liability classified as long-term debt to additional paid-in capital on December 31, 2017 (Successor) was estimated to be $60,760 as of that date (see Note 4 - Debt). The estimated fair value of the conversion option of the Second Lien Notes, which falls within Level 3 of the fair value hierarchy, was measured on a recurring basis using a binomial lattice model using the Company's historical volatility over the term corresponding to the remaining contractual term of the Second Lien Notes and observed spreads of similar debt instruments that do not include a conversion feature. Effective with the reclassification of the conversion option from debt to additional paid-in capital on December 31, 2017 (Successor), the conversion option is no longer measured at fair value on a recurring basis.
Prior to December 31, 2017, the conversion option was recognized as a derivative liability classified as long-term debt with changes in its fair value marked-to-market through earnings. The following reconciliation represents the change in fair value of the conversion option of the Second Lien Notes between the issuance date, August 31, 2017 (Successor), and December 31, 2017 (Successor) prior to its reclassification to additional paid-in capital:

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
The Company has determined that for accounting purposes, its lease of its operating facility in Janesville, Wisconsin is a build-to-suit lease. During the construction of this facility, which concluded in the fourth quarter of 2015, the Company assumed certain risks of certain construction cost overages and was, therefore, deemed to be the owner of the facility during the construction period. All costs of construction related to this facility are recognized as property, plant and equipment, with a related build-to-suit liability.
Subsequent to the completion of construction, the Company did not qualify for sale-leaseback accounting because of provisions in the lease which constituted prohibited continuing involvement. As a result, the Company will amortize the build-to-suit liability over the lease term and depreciate the building over the lease term. The Company has reflected $9,975 and $10,148 as build-to-suit liability in the Consolidated Balance Sheets as of December 31, 2018 (Successor) and December 31, 2017 (Successor), respectively.

Total gross value of property, plant and equipment under capital leases was $360 as of both December 31, 2018 (Successor) and December 31, 2017 (Successor).
Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 (Successor) are as follows:

	Capital Leases	Operating Leases	Built-to-Suit Lease
2019	$119	$7,882	$915
2020	56	7,398	933
2021	2	6,414	952
2022	2	5,702	971
2023	1	4,828	990
Later years	—	8,068	7,461
Total future minimum rental payments	$180	$40,292	$12,222
Total rental payments charged to expense were $8,377 in the year ended December 31, 2018 (Successor), $2,869 in the period September 1, 2017 through December 31, 2017 (Successor), and $6,028 in the period January 1, 2017 through August 31, 2017 (Predecessor).
(7) Stockholders' Equity
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
Reclassification of Conversion Option from Liabilities to Equity
On December 31, 2017, the Company determined that the condition that caused the conversion option to not meet the criteria to be considered indexed to the Company’s common stock was no longer in effect, and the conversion option met the criteria to be considered indexed to the Company’s common stock effective December 31, 2017 (see Note 4 - Debt). Accordingly, the previously bifurcated embedded conversion option was remeasured to a fair value of $60,760 and reclassified from a liability to additional paid-in capital. The deferred tax asset of $17,044 associated with the temporary difference between the financial reporting basis of the derivative and its tax basis at the Effective Date was also reclassified to additional paid-in capital for a net reclass to additional paid-in capital of $43,716. Similarly, the Company reclassified $4,638 of interest paid-in kind attributable to the fair value of the conversion option as of December 31, 2018 (Successor) from a liability to additional paid-in capital in the year ended December 31, 2018 (Successor). The net reclass to additional paid-in capital in the year ended December 31, 2018 (Successor) was $3,430, which includes the tax impact of $1,208.
Accumulated Comprehensive Loss
Accumulated other comprehensive loss as reported in the Consolidated Balance Sheets as of December 31, 2018 (Successor) and December 31, 2017 (Successor) was comprised of the following:

	Successor
	December 31	December 31
	2018	2017
Unrecognized pension and postretirement (cost) benefit, net of tax	$(9,153)	$34
Foreign currency translation losses, net of tax	(5,195)	(2,703)
Total accumulated other comprehensive loss, net of tax	$(14,348)	$(2,669)

Changes in accumulated other comprehensive (loss) income by component are as follows:

	Defined Benefit Pension and Postretirement Items			Foreign Currency Items			Total

	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017	Year Ended December 31, 2018	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017	Year Ended December 31, 2018	September 1, 2017 Through December 31, 2017	January 1, 2017 Through August 31, 2017

Beginning Balance	$34	$—	$(9,797)	$(2,703)	$—	$(16,142)	$(2,669)	$—	$(25,939)
Other comprehensive income (loss) before reclassifications, net of tax	(9,187)	34	—	(2,492)	(2,703)	385	(11,679)	(2,669)	385
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	—	—	(1,008)	—	—	—	—	—	(1,008)
Net current period other comprehensive income (loss)	(9,187)	34	(1,008)	(2,492)	(2,703)	385	(11,679)	(2,669)	(623)
Adjustment for fresh-start accounting(b)	—	—	10,805	—	—	15,757	—	—	26,562
Ending Balance	$(9,153)	$34	$—	$(5,195)	$(2,703)	$—	$(14,348)	$(2,669)	$—
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the year ended December 31, 2018 (Successor) and the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor).
(b) In connection with the application of fresh-start accounting, Predecessor accumulated comprehensive loss was eliminated (refer to Note 2 - Bankruptcy Related Disclosures).
Reclassifications from accumulated other comprehensive loss are as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$—	$—	$(133)
Actuarial (loss) gain(a)	—	—	998
Total before tax	—	—	865
Tax effect	—	—	143
Total reclassifications for the period, net of tax	$—	$—	$1,008
(a) These accumulated other comprehensive loss income are included in the computation of net periodic pension and postretirement benefit cost included in other expense (income), net.
(8) Share-based Compensation
Provisions governing the Company's share-based compensation awards are included in the Company's MIP. The Board of Directors (the "Board") or a committee thereof (either, in such capacity, the “Administrator”) administers the MIP. The Administrator has broad authority under the MIP, among other things, to: (i) select participants; (ii) determine the terms and conditions, not inconsistent with the MIP, of any award granted under the MIP; (iii) determine the number of shares of the Company’s New Common Stock to be covered by each award granted under the MIP; and (iv) determine the fair market value of awards granted under the MIP.
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
Restricted Shares
On September 1, 2017, 1,734 shares, together with an aggregate original principal amount of $2,400 of Second Lien Notes (the "Restricted Notes") convertible into an additional 638 shares of common stock as of the Effective Date, were issued as awards of restricted shares of the Company's common stock (the "Restricted Shares") under the MIP to certain officers of the Company.
The Restricted Shares issued on September 1, 2017 and the Restricted Notes cliff vest three years from the date of grant, subject to the conditions set forth in the MIP. The grant date fair value of the Restricted Shares issued on September 1, 2017 of $3.14 per share was based on the market price of the Company's common stock on the date of grant.
On April 25, 2018, the Company issued 69 Restricted Shares from the MIP to certain members of the Company's Board. The Restricted Shares issued on April 25, 2018 cliff vest one year from the date of grant, subject to the conditions set forth in the MIP. The grant date fair value of the Restricted Shares issued on April 25, 2018 of $4.35 per share was based on the market price of the Company's common stock on the date of grant.
The following table summarizes the activity relating to the Company's Restricted Shares for the year ended December 31, 2018 (Successor):

	Number of Shares	Weighted-Average Grant Date Fair Value
Beginning Balance	1,734	$3.14
Granted	69	4.35
Forfeited	—	—
Vested	—	—
Ending Balance	1,803	3.19
Expected to vest after December 31, 2018 (Successor)	1,803	3.19
Performance Share Units
On September 10, 2018, the Company granted 664 performance share unit awards ("PSUs") under the MIP to senior level managers and other select personnel. The PSUs contain a performance-based condition tied to the enterprise value of the Company. Each PSU that becomes vested entitles the participant to receive one share of the Company's common stock. Vesting occurs upon achievement of a defined enterprise value of the Company, with 50% vesting upon achievement of the defined enterprise value between the performance period September 30, 2020 and September 30, 2022, and 100% vesting upon the achievement of the defined enterprise value as a result of a specified transaction, as defined in the PSU agreement, on or before September 30, 2022. At the discretion of the Company's Board, payment can be made in stock, cash, or a combination of both.

Share-Based Compensation Expense
As of December 31, 2018 (Successor), the unrecognized share-based compensation expense related to unvested Restricted Shares was $3,127 and the remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. As discussed in Note 1 - Basis of Presentation and Significant Accounting Policies, the Company has elected to account for forfeitures as they occur.
As of December 31, 2018 (Successor), the unrecognized compensation expense related to the aggregate original principal amount of $2,400 of Second Lien Notes issued to certain officers of the Company was $1,278 and is expected to be recognized over a weighted-average period of approximately 1.7 years. The Company will recognize this expense on a straight-line basis over the three-year vesting period using the fair value at the issue date, $2,300.
Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of December 31, 2018 (Successor), no expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition was not met.
Total share-based compensation expense was $2,784 for the year ended December 31, 2018 (Successor), $605 for the period September 1, 2017 through December 31, 2017 (Successor), and $630 for the period January 1, 2017 through August 31, 2017 (Predecessor).
(9) Employee Benefit Plans
Pension Plans
Certain employees of the Company are covered by a Company-sponsored qualified pension plan and a supplemental non-qualified, unfunded pension plan (collectively, the “Pension Plans”). These Pension Plans are defined benefit, noncontributory plans. Benefits paid to retirees are based upon age at retirement, years of credited service and average earnings. The Company uses a December 31 measurement date for the pension plans.
The Company-sponsored pension plans are frozen for all employees except for employees represented by the United Steelworkers of America. The assets of the Company-sponsored qualified pension plan are maintained in a single trust account.
Effective January 1, 2017, the Company opened a lump-sum payout option to participants and their surviving spouses eligible to receive postretirement defined benefit pension payments under the Company-sponsored qualified pension plan. Eligible pension plan participants were provided the opportunity to elect to receive a one-time lump-sum payment equal to the actuarial equivalent present value of the participant's accrued benefit payable at the participant's normal retirement date. Pension benefit payments paid from pension plan assets under the lump-sum payout options were $1,931 and $2,012 during the years ended December 31, 2018 (Successor) and December 31, 2017 (Successor) respectively.
In 2018, the collective bargaining agreement was updated to provide an increase in the benefit multiplier for eligible hourly participants in the qualified pension plan, effective May 15, 2018 through September 30, 2022. As a result of this amendment, a prior service cost base was established and the impact of this plan amendment was included in the projected benefit obligation as of December 31, 2018 (Successor).
The Company’s funding policy is to satisfy the minimum funding requirements of the ERISA.

Components of net periodic pension plans benefit were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Service cost	$434	$140	$260
Interest cost	4,858	1,574	3,194
Expected return on assets	(7,883)	(2,767)	(5,425)
Amortization of prior service cost	—	—	133
Amortization of actuarial loss	—	—	631
Net periodic pension plans benefit	$(2,591)	$(1,053)	$(1,207)
The Company expects amortization of pension prior service cost of $52 and no amortization of actuarial gain/loss for the next fiscal year (Successor).
The status of the Pension Plans was as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$157,427	$159,028	$154,680
Service cost	434	140	260
Interest cost	4,858	1,574	3,194
Benefit payments	(10,959)	(3,889)	(7,282)
Actuarial loss (gain)	(3,631)	574	8,176
Plan amendment resulting from change in collective bargaining agreement	350	—	—
Projected benefit obligation at end of period	$148,479	$157,427	$159,028
Change in plan assets:
Fair value of plan assets at beginning of period	$162,758	$162,929	$157,714
Actual return on assets	(7,105)	3,376	11,897
Employer contributions	371	342	600
Benefit payments	(10,959)	(3,889)	(7,282)
Fair value of plan assets at end of period	$145,065	$162,758	$162,929
Funded status – net (liability) asset	$(3,414)	$5,331	$3,901
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$1,754	$10,745	$9,350
Accrued liabilities	(389)	(378)	(370)
Pension benefit obligations	(4,779)	(5,036)	(5,079)
Net amount recognized	$(3,414)	$5,331	$3,901
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial gain	$11,322	$34	$—
Unrecognized prior service cost	350	—	—
Total	$11,672	$34	$—
Accumulated benefit obligation	$148,479	$157,427	$158,373
For the plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $148,479, $148,479 and $145,064, respectively, at

December 31, 2018 (Successor), $5,414, $5,414 and $0, respectively, at December 31, 2017 (Successor), and $5,449, $5,449 and $0, respectively, at August 31, 2017 (Predecessor).
The assumptions used to measure the projected benefit obligations of the Company’s Pension Plans were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Discount rate	4.00 - 4.06%	3.51 - 3.58%	3.52 - 3.62%
The assumptions used to determine net periodic pension cost of the Company’s Pension Plans were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Discount rate	3.51 - 3.58%	3.52 - 3.62%	3.70 - 3.83%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.25%
The Company’s expected long-term rate of return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.
The Company has not used a projected annual salary increase assumption in the measurement of the projected benefit obligations or net periodic pension cost. For salaried and hourly, non-union participants, the Pension Plans were frozen in July 2008. As a result, the projected benefit obligations or net periodic pension cost are based on the accrued benefit as of that date. For hourly, union participants, the accrued benefit is based on a multiplier that is pre-defined per the agreement governing the Pension Plans and therefore, the projected benefit obligations or expense are not dependent on projected salary increases.
The assets of the Company-sponsored qualified pension plan are allocated primarily to fixed income securities at December 31, 2018 (Successor) and December 31, 2017 (Successor).
The assets of the Company-sponsored qualified pension plan are managed in accordance with investment policies recommended by its investment advisor and approved by the human resources committee of the board of directors (the "Committee"). The overall target portfolio allocation is 100% fixed income securities. These funds’ conformance with style profiles and performance is monitored regularly by management, with the assistance of the Company’s investment advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from the target range. The investment advisor provides quarterly reports to management and the Committee.
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
The fair values of the assets of the Company-sponsored qualified pension plan fall within the following levels of the fair value hierarchy as of December 31, 2018 (Successor):

	Level 1	Level 2	Level 3	Total
Fixed income securities (a)	$9,232	$136,778	$—	$146,010
Investments measured at net asset value				7,323
Accounts payable – pending trades				(8,268)
Total				$145,065
(a) Fixed income securities are comprised of corporate bonds (75%), government bonds (17%), government agency securities (2%) and other fixed income securities (6%).

The fair values of the assets of the Company-sponsored qualified pension plan fall within the following levels of the fair value hierarchy as of December 31, 2017 (Successor):

	Level 1	Level 2	Level 3	Total
Fixed income securities (b)	$16,841	$140,877	$—	$157,718
Investments measured at net asset value				6,567
Accounts payable – pending trades				(1,527)
Total				$162,758
(b) Fixed income securities are comprised of corporate bonds (80%), government bonds, (12%) government agency securities (3%) and other fixed income securities (5%).
The estimated future pension benefit payments are:

2019	$11,840
2020	10,810
2021	10,960
2022	10,850
2023	10,290
2024 — 2028	49,810
The Company was party to a multi-employer pension plan in Ohio from which it has stated its intention to withdraw. As of December 31, 2018 (Successor), the total estimated liability to withdraw from the plan is $3,273. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Consolidated Balance Sheet and the long-term liability of $3,033 is included in other noncurrent liabilities in the Consolidated Balance Sheet.
Postretirement Plan
The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.
Components of net periodic postretirement plan benefit were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Service cost	$35	$12	$22
Interest cost	41	12	33
Amortization of actuarial gain	—	—	(193)
Net periodic postretirement plan benefit (cost)	$76	$24	$(138)
The Company expects no amortization of pension prior service cost and amortization of actuarial gain/loss of $42 the next fiscal year.

The status of the postretirement plan was as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of period	$1,438	$1,490	$1,564
Service cost	35	12	22
Interest cost	41	12	33
Benefit payments	(426)	(78)	(156)
Actuarial loss	556	2	27
Contribution change per collective bargaining agreement	(17)	—	—
Accumulated postretirement benefit obligation at end of period	$1,627	$1,438	$1,490
Funded status – net liability	$(1,627)	$(1,438)	$(1,490)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(85)	$(97)	$(143)
Postretirement benefit obligations	(1,542)	(1,341)	(1,347)
Net amount recognized	$(1,627)	$(1,438)	$(1,490)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized prior service cost	$(17)	$—	$—
Unrecognized actuarial gain (loss)	558	(1)	—
Total	$541	$(1)	$—
The assumed health care cost trend rates for medical plans were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Medical cost trend rate	7.00%	6.00%	6.00%
Ultimate medical cost trend rate	4.50%	5.00%	5.00%
Year ultimate medical cost trend rate will be reached	2027	2019	2019
A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation as of December 31, 2018 (Successor) by $64 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation as of December 31, 2018 (Successor) by $60 with no significant impact on the annual periodic postretirement benefit cost.
The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Net periodic postretirement benefit costs	3.45%	3.61%	3.42%
Accumulated postretirement benefit obligations	3.90%	3.45%	3.45%

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
The amounts expensed by the Company relating to its 401(k) plan and other international retirement plans were $2,114 for the year ended December 31, 2018 (Successor) and $749 and $1,244 for the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor), respectively.
(10) Income Taxes
The components of (loss) income before income taxes were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Domestic	$(48,194)	$(16,934)	$27,153
Foreign	6,270	419	7,650
The income taxes benefit consisted of the following components:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Federal
current	$(413)	$—	$—
deferred	(5,000)	(3,106)	(1,412)
State
current	296	—	25
deferred	(1,761)	(316)	—
Foreign
current	1,986	249	953
deferred	113	(15)	(953)
	$(4,779)	$(3,188)	$(1,387)

The items accounting for differences between the income tax benefit computed at the federal statutory rate and the provision for income taxes were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Federal income tax at statutory rates	$(8,804)	$(5,780)	$12,181
State income taxes, net of federal income tax benefits	(1,536)	(2,871)	(2,347)
Permanent items:
Foreign inclusions	369	294	2,132
Convertible debt – non-deductible	—	—	(29,903)
Intercompany bad debt deduction	—	(11,680)	—
Other permanent differences	804	943	1,941
Rate differential on foreign income	452	(34)	(490)
Valuation allowance	(40,849)	19,157	15,771
Provision to return adjustments	2,910	124	—
Net operating loss ("NOL") carryforward asset limitation	41,767	—	—
Discrete impact of the Tax Act	—	(4,799)	—
Other	108	1,458	(672)
Income tax benefit	$(4,779)	$(3,188)	$(1,387)
Effective income tax benefit rate	11.4%	19.3%	(4.0)%
On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act. The Tax Act included significant changes to existing tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%.
Also on December 22, 2017, the SEC issued SAB 118, which expresses views of the SEC regarding ASC 740 in the reporting period that includes the enactment date of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. There were no discrete impacts from the enactment of the Tax Act in the year ended December 31, 2018 (Successor). The Company finalized its accounting for the tax effects of the Tax Act in the fourth quarter of 2018.
As a result of the Tax Act's impact on the realizability of the Company's deferred tax assets, and after consideration of the impacts to valuation allowances, the Company recognized a net tax benefit of $4,799, which was recorded as additional income tax benefit for the period September 1, 2017 through December 31, 2017 (Successor).
Substantially all of the Company's federal and state net operating loss carryforwards are expected to be limited by Internal Revenue Code Section 382 ("Section 382") due to the ownership change in 2017 resulting from the Company's restructuring through its chapter 11 cases. In the year ended December 31, 2018 (Successor), the Company wrote-off the federal and state net operating loss deferred tax assets that are statutorily unusable in future periods due to these Section 382 limitations and the pre-2017 NOL carryforward periods. There was a corresponding reduction to the valuation allowance in the same amount.
The Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, "Accounting for Global Intangible Low-Taxed Income", states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. At December 31, 2018 (Successor), the Company has elected to include $351 of tax expense related to GILTI as a period expense.
A deferred tax asset of $1,208 at December 31, 2018 (Successor) and $17,044 at December 31, 2017 (Successor) associated with the temporary difference between the financial reporting basis and tax basis of the Second Lien Notes conversion feature at each balance sheet date was reclassified from a liability to additional paid-in capital on December 31, 2018 (Successor) and December 31, 2017 (Successor), respectively. (see Note 7 - Stockholders' Equity).
Significant components of deferred tax assets and liabilities are as follows:

	Successor
	December 31,	December 31,
	2018	2017
Deferred tax assets:
Pension and postretirement benefits	$2,111	$—
Deferred compensation	1,452	540
Restructuring related and other reserves	4	5
Alternative minimum tax and net operating loss carryforward	11,227	55,295
Inventory	5,223	—
Intangible assets and goodwill	5,561	6,439
Other, net	1,841	1,692
Deferred tax assets before valuation allowance	27,419	63,971
Valuation allowance	(10,842)	(52,153)
Total deferred tax assets	$16,577	$11,818
Deferred tax liabilities:
Depreciation	$5,372	$4,991
Inventory	—	3,301
Pension	—	135
Excess of book basis over tax basis in investments	225	238
Convertible debt discount	16,834	17,773
Other, net	425	268
Total deferred tax liabilities	22,856	26,706
Net deferred tax liabilities	$(6,279)	$(14,888)
As of December 31, 2018 (Successor), the Company had $2,027 of federal and $1,187 of state net operating loss carryforwards which will begin expiring in 2031 and 2019, respectively, $1,005 of federal AMT credits which will be fully refundable by 2021 as a result of the Tax Act, and $546 of state credit carryforwards which will begin expiring in 2024. Substantially all of the Company's federal and state net operating loss carryforwards are expected to be limited by IRC Section 382 due to the ownership change in 2017 resulting from the Company's restructuring through its chapter 11 cases. As of December 31, 2018 (Successor), the Company had $37,425 of foreign net operating loss carryforwards, of which a significant portion carry forward for an indefinite period.
The Tax Act includes new limitations on the deductibility of interest expense. As of December 31, 2018 (Successor), the portion of the non-deductible interest expense as a result of the Tax Act will be carried forward.
The Company continues to maintain valuation allowances against substantially all U.S. and foreign deferred tax assets to reduce those deferred tax assets to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

Activity in the Company's valuation allowances for the U.S. and non-U.S. operations were as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Domestic
Balance, beginning of period	$43,037	$47,898	$69,683
Provision charged to expense	—	(6,403)	(16,765)
Reduction due to Section 382 limitations	(40,766)	—	—
Fresh-start accounting adjustments	—	—	(5,020)
Provision charged to discontinued operations and other comprehensive income	—	1,542	—
Balance, end of period	$2,271	$43,037	$47,898
Foreign
Balance, beginning of period	$9,116	$8,725	$10,225
Impact of foreign exchange on beginning of period balance	(437)	230	633
Fresh-start accounting adjustments	—	—	(354)
Provision charged to expense	(108)	161	(1,779)
Balance, end of period	$8,571	$9,116	$8,725
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
Pursuant to changes made by the Tax Act, remittances from subsidiaries held by the Company made in 2018 and future years are generally not subject to U.S. federal income tax. These remittances are either excluded from taxable income in the United States as earnings that are already subject to taxation or are subject to a 100% dividends received deduction. There are no other differences which would cause the Company to be required to record a material deferred tax liability.
(11) Commitments and Contingent Liabilities
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

(12) Segment Reporting
The Company has only one reportable segment, Metals. The Company’s marketing strategy focuses on distributing highly engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy, aluminum, stainless steel, nickel, carbon and titanium. Inventories of these products assume many forms such as plate, sheet, extrusions, round bar, hexagon bar, square and flat bar, tubing and coil. Depending on the size of the facility and the nature of the markets it serves, service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting equipment, stress relieving and annealing furnaces, surface grinding equipment, CNC machinery and sheet shearing equipment. The Company also performs various specialized fabrications for its customers through pre-qualified subcontractors that thermally process, turn, polish, cut-to-length and straighten alloy and carbon bar.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer and exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Successor		Predecessor
	Year Ended December 31, 2018	September 1, 2017 through December 31, 2017	January 1, 2017 through August 31, 2017

Net sales
United States	$379,155	$107,080	$222,186
Canada	47,454	12,476	26,897
Mexico	62,431	18,875	37,418
France	50,900	15,191	25,216
All other countries	42,030	11,320	42,209
Total	$581,970	$164,942	$353,926

	Successor
	December 31,	December 31,
	2018	2017
Long-lived assets
United States	$43,698	$46,989
Canada	2,579	3,075
Mexico	3,549	3,350
France	2,162	1,872
All other countries	1,212	1,641
Total	$53,200	$56,927

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.
Oak Brook, Illinois

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the “Company”) as of December 31, 2018 (Successor) and 2017 (Successor), and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018 (Successor), the period from September 1, 2017, through December 31, 2017 (Successor), and the period from January 1, 2017, through August 31, 2017 (Predecessor), and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 (Successor) and 2017 (Successor), and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018 (Successor), the period from September 1, 2017, through December 31, 2017 (Successor), and the period from January 1, 2017, through August 31, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
Emergence from Bankruptcy
As discussed in Note 2 to the financial statements, on August 2, 2017, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on August 31, 2017. Accordingly, the accompanying financial statements have been prepared in conformity with Financial Accounting Standards Board Accounting Standards Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.
 Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Chicago, Illinois
March 15, 2019
We have served as the Company's auditor since 2002.

ITEM 9 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A — Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 (Successor).

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

The Company, under the direction of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control - Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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
Item 9B — Other Information
None.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Information with respect to our executive officers is set forth in Part I of this Annual Report under the caption “Executive Officers of the Registrant.” All additional information required by this Item 10 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2019 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 11 — Executive Compensation
The information required by this Item 11 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2019 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2019 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2019 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.
ITEM 14 — Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated by reference from the Company's Definitive Proxy Statement for its 2019 annual meeting of stockholders, dated and to be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year end.

PART IV
ITEM 15 — Financial Statement Schedules and Exhibits
A. M. Castle & Co.
Index to Financial Statements

Page
Consolidated Statements of Operations and Comprehensive (Loss) Income—For the year ended December 31, 2018 (Successor) and for the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor)	32
Consolidated Balance Sheets—December 31, 2018 (Successor) and December 31, 2017 (Successor)	33
Consolidated Statements of Cash Flows—For the year ended December 31, 2018 (Successor) and the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor)	34
Consolidated Statements of Stockholders' (Deficit) Equity – For the year ended December 31, 2018 (Successor) and the periods September 1, 2017 through December 31, 2017 (Successor) and January 1, 2017 through August 31, 2017 (Predecessor)	35
Notes to Consolidated Financial Statements	36
Report of Independent Registered Public Accounting Firm	65
Exhibit Index	69

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

2.1	Debtors’ Amended Prepackaged Joint Chapter 11 Plan of Reorganization dated July 25, 2017.	8-K	2.1	August 3, 2017	1-5415

3.1	Articles of Amendment and Restatement of the Company.	8-A	3.1	August 31, 2017	1-5415

3.2	Amended and Restated Bylaws of the Company, adopted August 31, 2017.	8-A	3.2	August 31, 2017	1-5415

4.1	Specimen Certificate for New Common Stock.	8-A	4.1	August 31, 2017	1-5415

4.2	Indenture, dated August 31, 2017, between the Company, certain of its subsidiaries, WSFS, FSB, as Trustee and Collateral Agent.	8-K	10.2	September 6, 2017	1-5415

4.3	Stockholders Agreement dated as of August 31, 2017 by and among A.M. Castle & Co. and certain beneficial owners or holders of record of the New Common Stock signatory thereto.	8-A	10.1	August 31, 2017	1-5415

10.1	Revolving Credit and Security Agreement dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	September 6, 2017	1-5415

10.2	Intercreditor Agreement dated August 31, 2017, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries.	8-K	10.3	September 6, 2017	1-5415

10.3	Registration Rights Agreement dated as of August 31, 2017 by and among A. M. Castle & Co. and certain beneficial owners or holders of record of the New Common Stock signatory thereto.	8-A	10.2	August 31, 2017	1-5415

10.4*	2017 Management Incentive Plan of the Company.	10-Q	10.1	November 14, 2017	1-5415

10.5*	Form of Award Agreement under the 2017 Management Incentive Plan of the Company.	8-K	10.4	September 6, 2017	1-5415

10.6*	Form of Amended and Restated Change of Control Agreement for all executive officers other than the CEO.	8-K	10.24	September 21, 2010	1-5415

10.7*	Form of Amended and Restated Severance Agreement for executive officers other than the CEO.	8-K	10.26	December 23, 2010	1-5415

10.8*	Form of Retention Bonus Agreement for certain executive officers in connection with CEO leadership transition, dated May 14, 2012.	10-Q	10.30	August 7, 2012	1-5415

10.9*	Amended and Restated Employment Agreement dated December 15, 2017, between A. M. Castle & Co. and Edward Quinn.	10-K	10.9	March 15, 2018	1-5415

10.10*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Steven W. Scheinkman.	10-Q	10.1	August 9, 2017	1-5415

10.11*	Amended and Restated Employment Agreement dated December 21, 2018, between A. M. Castle & Co. and Marec E. Edgar.	8-K	10.1	December 28, 2018	1-5415

10.12*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Patrick R. Anderson.	10-Q	10.3	August 9, 2017	1-5415

10.14*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415

10.15*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415

10.16*	Form of A. M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415
10.17*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415

10.18*	Severance Agreement dated April 16, 2015, between A. M. Castle & Co. and Steven W. Scheinkman.	8-K	10.3	April 22, 2015	1-5415

10.19*	Change of Control Agreement, dated April 16, 2015, between A. M. Castle & Co. and Steven W. Scheinkman.	8-K	10.4	April 22, 2015	1-5415

10.20*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.	10-K/A	10.43	March 16, 2016	1-5415

10.21*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).	10-K/A	10.44	March 16, 2016	1-5415

10.22*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.	10-K/A	10.45	March 16, 2016	1-5415

10.23	Amendment No. 1, dated June 1, 2018, to the Revolving Credit and Security Agreement Revolving Credit dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	June 4, 2018	1-5415

10.24	Supplemental Indenture and Amendment No. 1, dated June 1, 2018, to the Indenture dated August 31, 2017 between the Company and Wilmington Saving Fund Society, FSB, as trustee and as collateral agent.	8-K	10.2	June 4, 2018	1-5415

10.25*	Form of Performance Unit Award Agreement	10-Q	10.1	November 14, 2018	1-5415

21.1	Subsidiaries of Registrant	.

23.1	Consent of Deloitte & Touche LLP

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
ITEM 16 — Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 15th day of March, 2019.

/s/ Steven W. Scheinkman	/s/ Patrick R. Anderson
Steven W. Scheinkman,	Patrick R. Anderson, Executive
Chief Executive Officer and	Vice President, Finance and
Chairman of the Board	Administration
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jeffrey A. Brodsky	/s/ Jonathan B. Mellin	/s/ Jacob Mercer
Jeffrey A. Brodsky, Director	Jonathan B. Mellin, Director	Jacob Mercer, Director

/s/ Jonathan Segal	/s/ Michael J. Sheehan
Jonathan Segal, Director	Michael J. Sheehan, Director