Form 10-Q
period 2019-03-31
CASTLE A M & CO
filed 2019-05-09
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2019
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
Yes  ☒ No  ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CTAM	OCTQX Best Market

The number of shares outstanding of the registrant’s common stock as of May 6, 2019 was 3,634,658 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,842	$8,668
Accounts receivable, less allowances of $1,507 and $1,364, respectively	92,305	79,757
Inventories	164,227	160,686
Prepaid expenses and other current assets	13,769	14,344
Income tax receivable	1,268	1,268
Total current assets	277,411	264,723
Goodwill and intangible assets	8,176	8,176
Prepaid pension cost	1,920	1,754
Deferred income taxes	1,266	1,261
Operating right-of-use assets	33,353	—
Other noncurrent assets	1,245	1,278
Property, plant and equipment:
Land	5,578	5,577
Buildings	20,863	21,218
Machinery and equipment	39,449	38,394
Property, plant and equipment, at cost	65,890	65,189
Accumulated depreciation	(14,119)	(11,989)
Property, plant and equipment, net	51,771	53,200
Total assets	$375,142	$330,392
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$54,058	$42,719
Accrued and other current liabilities	17,711	16,631
Operating lease liabilities	6,908	—
Income tax payable	2,116	1,589
Short-term borrowings	6,801	5,498
Current portion of finance leases	623	119
Total current liabilities	88,217	66,556
Long-term debt, less current portion	251,344	245,966
Deferred income taxes	7,024	7,540
Finance leases, less current portion	8,639	61
Build-to-suit liability	—	9,975
Other noncurrent liabilities	2,999	3,334
Pension and postretirement benefit obligations	6,310	6,321
Noncurrent operating lease liabilities	26,796	—
Commitments and contingencies (see Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value—200,000 Class A shares authorized with 3,803 shares issued and 3,635 shares outstanding at March 31, 2019, and 3,803 shares issued and outstanding at December 31, 2018	38	38
Additional paid-in capital	57,247	55,421
Accumulated deficit	(58,229)	(50,472)
Accumulated other comprehensive loss	(14,789)	(14,348)
Treasury stock, at cost — 168 shares at March 31, 2019 and no shares at December 31, 2018	(454)	—
Total stockholders’ deficit	(16,187)	(9,361)
	$375,142	$330,392

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended
	March 31,
	2019	2018
Net sales	$149,527	$145,873
Costs and expenses:
Cost of materials (exclusive of depreciation)	110,958	109,904
Warehouse, processing and delivery expense	20,277	20,355
Sales, general and administrative expense	16,502	16,548
Depreciation expense	2,121	2,376
Total costs and expenses	149,858	149,183
Operating loss	(331)	(3,310)
Interest expense, net	9,449	7,126
Other (income) expense, net	(1,602)	(4,774)
Loss before income taxes	(8,178)	(5,662)
Income tax benefit	(175)	(521)
Net loss	$(8,003)	$(5,141)

Basic and diluted loss per common share	$(3.82)	$(2.57)

Comprehensive loss:
Net loss	$(8,003)	$(5,141)
Change in unrecognized pension and postretirement benefit costs, net of tax	23	—
Foreign currency translation adjustments, net of tax	(464)	(875)
Comprehensive loss	$(8,444)	$(6,016)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net loss	$(8,003)	$(5,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,121	2,376
Amortization of deferred financing costs and debt discount	2,565	1,580
Gain on sale of property, plant and equipment	—	(5)
Unrealized foreign currency gain	(140)	(991)
Noncash interest paid in kind	3,852	2,954
Noncash rent expense	582	—
Noncash compensation expense	643	646
Deferred income taxes	(836)	127
Other, net	—	154
Changes in assets and liabilities:
Accounts receivable	(12,701)	(17,195)
Inventories	(3,810)	(3,389)
Prepaid expenses and other current assets	(142)	(3,848)
Other noncurrent assets	(111)	312
Prepaid pension costs	(189)	(688)
Accounts payable	11,088	11,095
Income tax payable and receivable	521	(440)
Accrued and other current liabilities	1,084	1,304
Lease liabilities	146	—
Pension and postretirement benefit obligations and other noncurrent liabilities	(67)	(54)
Net cash used in operating activities	(3,397)	(11,203)
Investing activities:
Capital expenditures	(764)	(1,538)
Proceeds from sale of property, plant and equipment	—	5
Net cash used in investing activities	(764)	(1,533)
Financing activities:
Proceeds from long-term debt including credit facilities	—	11,500
Proceeds from (repayments of) short-term borrowings, net	1,471	(1,191)
Principal paid on financing leases	(149)	(22)
Payments of build-to-suit liability	—	(897)
Net cash from financing activities	1,322	9,390
Effect of exchange rate changes on cash and cash equivalents	13	20
Net change in cash and cash equivalents	(2,826)	(3,326)
Cash and cash equivalents - beginning of year	8,668	11,104
Cash and cash equivalents - end of period	$5,842	$7,778
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2017	3,734	—	$37	$—	$49,944	$(13,327)	$(2,669)	$33,985
Net loss						(5,141)		(5,141)
Foreign currency translation, net of tax							(875)	(875)
Reclassification to equity of interest paid in kind attributable to conversion option, net of $0 tax effect					1,128			1,128
Share-based compensation					454			454
Balance as of March 31, 2018	3,734	—	$37	$—	$51,526	$(18,468)	$(3,544)	$29,551

Balance as of December 31, 2018	3,803	—	$38	$—	$55,421	$(50,472)	$(14,348)	$(9,361)
Cumulative effect from adoption of the new lease standard (Leases: Topic 842) (Note 8)						246		246
Net loss						(8,003)		(8,003)
Foreign currency translation, net of tax							(464)	(464)
Change in unrecognized pension and postretirement benefit costs, net of $0 tax effect							23	23
Reclassification to equity of interest paid in kind attributable to conversion option, net of $315 tax effect					896			896
Share-based compensation					401			401
Exercise of stock options and other		(168)		(454)	529			75
Balance as of March 31, 2019	3,803	(168)	$38	$(454)	$57,247	$(58,229)	$(14,789)	$(16,187)
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The Condensed Consolidated Financial Statements of A.M. Castle & Co. and its consolidated subsidiaries (collectively, "the Company") included herein and the Notes thereto have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2018 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The operating results for the three months ended March 31, 2019, as reported herein, may not necessarily be indicative of the Company’s operating results for the full year.
The Company has reclassified certain prior year presentations to conform to the current period presentation.
(2) New Accounting Standards
Standards Updates Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. ASU No. 2016-02 also requires additional disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach, and are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”); and ASU No. 2018-20, “Narrow-Scope Improvements for Lessors” (collectively, "ASC 842"). ASU 2018-11 provides clarity on separating components of a lease contract and includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application.
The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach, as required. The Company elected the transition method that allows it to apply the new standard only to leases existing at the date of initial application, January 1, 2019, and recognized the cumulative effect of initially applying the standard as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The Company has also elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carryforward the historical lease classification. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet and recognize those lease payments in the Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its real estate leases.
The adoption of ASC 842 resulted in recognition of additional operating right of use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets as of January 1, 2019 of $35,508 and $35,470, respectively. Additionally, the Company’s build-to-suit financing obligation has been classified as a finance lease liability, resulting in a $246 adjustment to the Company’s beginning accumulated deficit. The adoption of Topic 842 did not have a material effect on the Company's consolidated net loss or liquidity. Refer to Note 8 - Leases, for further information and disclosures related to the adoption of ASC 842.

Standards Updates Issued Not Yet Effective
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
(3) Revenue
The Company recognizes revenue from the sale of products when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the three months ended March 31, 2019 and March 31, 2018, respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the Company's business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company records revenue from shipping and handling charges in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three months ended March 31, 2019 and March 31, 2018, shipping and handling costs included in warehouse, processing and delivery expenses were $6,136 and $6,792, respectively. As a practical expedient under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
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

Accounts receivable allowance for doubtful accounts and credit memos activity is as follows:

	Three Months Ended
	March 31,
	2019	2018
Balance, beginning of period	$1,364	$1,586
Add Provision charged to expense(a)	192	115
Recoveries	11	11
Less Charges against allowance	(60)	(49)
Balance, end of period	$1,507	$1,663
(a) Includes the net amount of credit memos reserved and issued.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Net sales exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Three Months Ended
	March 31,
	2019	2018
Net sales
United States	$95,132	$93,566
Canada	11,840	12,454
Mexico	12,656	15,948
France	15,098	13,879
China	10,411	6,336
All other countries	4,390	3,690
Total	$149,527	$145,873
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
(4) Loss Per Share
Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of the common stock of A.M. Castle & Co. outstanding plus outstanding common stock equivalents. Common stock equivalents consist of restricted stock awards and other share-based payment awards, shares that may be issued upon conversion of the Company’s outstanding 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “Second Lien Notes”), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 6 - Debt, for further description of the Second Lien Notes.

The following table is a reconciliation of the basic and diluted loss per common share calculations:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(8,003)	$(5,141)
Denominator:
Weighted average common shares outstanding	2,096	2,000
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted loss per common share	2,096	2,000

Basic loss per common share	$(3.82)	$(2.57)
Diluted loss per common share	$(3.82)	$(2.57)
Excluded outstanding share-based awards having an anti-dilutive effect	1,600	1,734
The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s Second Lien Notes, as they were anti-dilutive under the if-converted method.
The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share. In future periods, absent a fundamental change (as defined in the Second Lien Notes Indenture, which is described in Note 6 - Debt), the outstanding Second Lien Notes could increase diluted average shares outstanding by a maximum of approximately 49,000 shares.
(5) Goodwill and Intangible Asset
As of both March 31, 2019 and December 31, 2018, the Company had goodwill with a carrying value of $2,676, none of which is tax deductible. There were no changes in the amount of goodwill recognized in the three months ended March 31, 2019. The Company's other intangible asset is comprised of an indefinite-lived trade name, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both March 31, 2019 and December 31, 2018.
The Company tests both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

(6) Debt
Long-term debt consisted of the following:

	As of
	March 31, 2019	December 31, 2018
LONG-TERM DEBT
5.00% / 7.00% Second Lien Notes due August 31, 2022	$183,827	$180,894
Floating rate Revolving A Credit Facility due February 28, 2022	108,488	108,488
12.00% Revolving B Credit Facility due February 28, 2022	23,561	22,875
Less: unvested restricted Second Lien Notes(a)	(978)	(1,378)
Less: unamortized discount	(63,165)	(64,491)
Less: unamortized debt issuance costs	(389)	(422)
Total long-term debt	251,344	245,966
Less: current portion of long-term debt	—	—
Total long-term portion	$251,344	$245,966
(a) Represents unvested portion of restricted Second Lien Notes issued to certain members of management (see Note 10 - Share-based compensation).
Credit Facilities
On August 31, 2017, the Company entered into the Revolving Credit and Security Agreement with PNC Bank, National Association ("PNC") as lender and as administrative and collateral agent (the “Agent”), and other lenders party thereto (the "ABL Credit Agreement"). The ABL Credit Agreement provides for a $125,000 senior secured, revolving credit facility (the "Revolving A Credit Facility"), under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors.
On June 1, 2018, the Company entered into an Amendment No. 1 to ABL Credit Agreement (the “Credit Agreement Amendment”) by and among the Company, the Borrowers and guarantors party thereto and the Agent and the other lenders party thereto, which amended the ABL Credit Agreement (as amended by the Credit Agreement Amendment, the “Expanded ABL Credit Agreement”) to provide for additional borrowing capacity.
The Expanded ABL Credit Agreement provides for an additional $25,000 last out Revolving B Credit Facility (the "Revolving B Credit Facility" and together with the Revolving A Credit Facility, the "Expanded Credit Facility"). The Expanded Credit Facility was made available in part by way of a participation in the Revolving B Credit Facility by certain of the Company’s stockholders. Borrowings under the Expanded Credit Facility will mature on February 28, 2022.
Subject to certain exceptions and permitted encumbrances, the obligations under the Expanded Credit Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain subsidiaries of the Company that are named as guarantors. The proceeds of the advances under the Expanded Credit Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the Expanded Credit Facility, (ii) provide for the Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of July 10, 2017, by and among the Company, the lenders party thereto, and PNC, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the Expanded ABL Credit Agreement.
The Company may prepay its obligations under the Expanded Credit Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company's obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to June 1, 2020, a 0.50% fee shall be due for the period from June 1, 2018 through May 31, 2019 and 0.25% for the period from June 1, 2019 through May 31, 2020, in each case on the amount of such commitment reduction, subject to reduction as set forth in the Expanded ABL Credit Agreement. Indebtedness for borrowings under the Expanded Credit Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including (i) failure to pay principal or interest, (ii) the inaccuracy of any representation or warranty of a loan party, (iii) failure by a loan party to perform certain covenants, (iv) defaults under indebtedness owed to third parties, (v) certain liability producing events relating to ERISA, (vi) the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and (vii) certain adverse bankruptcy-related and other events.
Interest on indebtedness under the Revolving A Credit Facility accrues at a variable rate based on a grid with the highest interest rate being the applicable LIBOR-based rate plus a margin of 3.0%, as set forth in the Expanded ABL Credit Agreement. Interest on indebtedness under the Revolving B Credit Facility accrues at a rate of 12.0% per annum, which will be paid in kind unless the Company elects to pay such interest in cash and the Revolving B payment conditions specified in the Expanded ABL Credit Agreement are satisfied. Additionally, the Company must pay a monthly facility fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount of the Expanded Credit Facility, 0.375% per annum) multiplied by (ii) the amount by which the maximum advance amount of the Expanded Credit Facility exceeds such average daily Expanded Credit Facility usage for such month. Interest expense related to the Revolving B Credit Facility of $686 was paid in kind in the three months ended March 31, 2019.
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the three months ended March 31, 2019 and March 31, 2018 was 5.57% and 4.25%, respectively, and the weighted average facility fee for each such quarter was 0.25%. The Company pays certain customary recurring fees with respect to the Expanded ABL Credit Agreement.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the Expanded ABL Credit Agreement) when the Company's liquidity (as defined in the Expanded ABL Credit Agreement) is less than $12,500. The Company is not in a Covenant Testing Period as of March 31, 2019.
Unamortized debt issuance costs of $389 associated with the Expanded ABL Credit Agreement were recorded as a reduction in long-term debt as of March 31, 2019.
Second Lien Notes
Also on August 31, 2017, the Company entered into an indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately $164,902 in aggregate principal amount of the Second Lien Notes, including $2,400 of restricted Second Lien Notes issued to certain members of management.
The Second Lien Notes are five year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the Expanded ABL Credit Agreement.
The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Second Lien Notes Indenture. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right, if the Company elects to settle in cash, will be calculated as provided in the Second Lien Notes Indenture, using a 20 trading day observation period. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares.
Under the Second Lien Notes Indenture, upon the conversion of the Second Lien Notes in connection with a Fundamental Change (as defined in the Second Lien Notes Indenture), for each $1.00 principal amount of the Second Lien Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price or (b) $1.00 divided by the price paid per share of the Company's common stock in connection with such Fundamental Change calculated in accordance with the Second

Lien Notes Indenture, subject to other provisions of the Second Lien Notes Indenture. Subject to certain exceptions, under the Second Lien Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the Second Lien Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.
The Second Lien Notes are guaranteed, jointly and severally, by certain subsidiaries of the Company. The Second Lien Notes and the related guarantees are secured by a lien on substantially all of the Company’s and the guarantors’ assets, subject to certain exceptions pursuant to certain collateral documents entered by the Company and the guarantors in connection with Second Lien Notes Indenture. The terms of the Second Lien Notes contain numerous covenants imposing financial and operating restrictions on the Company’s business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue certain stock; make certain investments; create liens; agree to certain payment restrictions affecting certain subsidiaries; sell or otherwise transfer or dispose assets; enter into transactions with affiliates; and enter into sale and leaseback transactions.
The Second Lien Notes may not be redeemed by the Company in whole or in part at any time, except in the event of a Fundamental Change or certain asset sales involving the Company or one of its restricted subsidiaries, as described more particularly in the Second Lien Notes Indenture. In addition, if a Fundamental Change occurs at any time, each holder of any Second Lien Notes has the right to require the Company to repurchase such holder’s Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, the Company is currently paying interest on the Second Lien Notes in kind. Interest expense related to the Second Lien Notes of $3,166 and $2,954 was paid in kind in the three months ended March 31, 2019 and March 31, 2018, respectively.
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of March 31, 2019 and December 31, 2018, the French subsidiary had borrowings of $6,801 and $5,498, respectively, under the local credit facility.

(7) Fair Value Measurements
The three-tier value hierarchy used by the Company, which prioritizes the inputs used in the valuation methodologies, is:
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
The Company’s pension plan asset portfolio as of March 31, 2019 and December 31, 2018 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee of the pension plan by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
As of March 31, 2019, the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $176,878 compared to a carrying value of $183,827. As of December 31, 2018, the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $174,063 compared to a carrying value of $180,894. The fair value of the Second Lien Notes, including the conversion option, falls within Level 3 of the fair value hierarchy. The fair value of the Second Lien Notes was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The following valuation assumptions were used in determining the fair value of the Second Lien Notes, including the conversion option, as of March 31, 2019:

Risk-free interest rate	2.48%
Credit spreads	18.96%
PIK premium spread	2.00%
Volatility	50.00%
As of March 31, 2019, the fair value of the Company's Revolving B Credit Facility was estimated to be $22,829 compared to a carrying value of $23,561. As of December 31, 2018, the fair value of the Company's Revolving B Credit Facility was estimated to be $22,124 compared to a carrying value of $22,875.The fair value of the Revolving B Credit Facility was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
Given the nature and the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility and the French subsidiary's foreign line of credit approximated the carrying value as of March 31, 2019.
(8) Leases
The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach. Refer to Note - 2 New Accounting Standards for additional information regarding the adoption of ASC 842.
The Company has operating and finance leases covering primarily warehouse and office facilities and equipment, with the lapse of time as the basis for all rental payments. The Company determines if an arrangement is a lease at inception.
Operating right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. In determining the estimated present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, with consideration given to the Company's recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the Company's incremental borrowing rates.
The ROU assets also include any lease payments made and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.
Real estate leases of warehouse and office facilities are the most significant leases held by the Company. For these leases, the Company has elected the practical expedient permitted under ASC 842 to account for the lease and non-lease components as a single lease component. As a result, non-lease components, such as common area maintenance charges, are accounted for as a single lease element. The Company’s remaining operating leases are primarily comprised of leases of copiers, vehicles, and other warehouse equipment.
Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance, payments based on the usage of the asset, and rental payments adjusted periodically for inflation. Pass-through charges, payments due to changes in usage of the asset, and payments due to changes in indexation are included within variable rent expense.
As a result of the adoption of ASC 842, the Company's build-to-suit liability recognized under the previous guidance was reclassified to a finance leases liability in the Condensed Consolidated Balance Sheet and is presented as such as of March 31, 2019.
None of the Company's lease agreements contain significant residual value guarantees, restrictions, or covenants.
Lease-related assets and liabilities consisted of the following:

	Classification on the Balance Sheet	March 31, 2019
ASSETS
Operating lease assets	Operating right-of-use assets	$33,353
Finance lease assets	Property, plant and equipment, net	11,078
Total lease assets		44,431

LIABILITIES
Current
Operating	Operating lease liabilities	$6,908
Finance	Current portion of finance leases	623
Noncurrent
Operating	Noncurrent operating lease liabilities	26,796
Finance	Finance leases, less current portion	8,639
Total lease liabilities		$42,966

Weighted average remaining lease term
Operating leases		6.0 years
Finance leases		11.6 years
Weighted average discount rate
Operating leases		5.2%
Finance leases		4.7%

Lease-related expenses for the three months ended March 31, 2019 were as follows:

Three Months Ended March 31, 2019
Finance lease expense:
Amortization of finance lease assets	$261
Interest on finance lease liabilities	109
Operating lease expense	2,155
Variable lease expense	135
Short-term lease expense	16
Sublease income (1)	(243)
Total lease expense	$2,433
(1) Relates primarily to one property subleased through September 2020.
Lease-related supplemental cash flow information for the three months ended March 31, 2019 was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	(2,164)
Operating cash flows for finance leases	(109)
Financing cash flows for finance leases	(149)
Lease obligations obtained in exchange for right-of-use assets
Operating leases	812
(1,610)
Maturities of lease liabilities as of March 31, 2019 were as follows:

Year ending December 31,	Finance Leases	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$776	$6,331
2020	990	7,571
2021	955	6,742
2022	974	5,703
2023	992	4,826
Later years	7,376	8,041
Total lease payments	12,063	39,214
Less: imputed interest	(2,801)	(5,510)
Total lease obligations	$9,262	$33,704

Comparable future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year as previously disclosed under Accounting Standards Codification No. 840 ("Leases") ("ASC 840") as of December 31, 2018 are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Built-to-Suit Lease
2019 (full twelve months)	$119	$7,882	$915
2020	56	7,398	933
2021	2	6,414	952
2022	2	5,702	971
2023	1	4,828	990
Later years	—	8,068	7,461
Total future minimum rental payments under ASC 840	$180	$40,292	$12,222
Total rental payments charged to expense for operating leases under ASC 840 were $2,085 during the three months ended March 31, 2018.
(9) Stockholders’ Equity
The components of accumulated other comprehensive loss are as follows:

	As of
	March 31, 2019	December 31, 2018
Unrecognized pension and postretirement benefit costs, net of tax	$(9,130)	$(9,153)
Foreign currency translation losses, net of tax	(5,659)	(5,195)
Total accumulated other comprehensive loss	$(14,789)	$(14,348)
Changes in accumulated other comprehensive loss by component in the three months ended March 31, 2019 and in the three months ended March 31, 2018 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Beginning Balance	$(9,153)	$34	$(5,195)	$(2,703)	$(14,348)	$(2,669)
Other comprehensive loss before reclassifications, net of tax	—	—	(464)	(875)	(464)	(875)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	23	—	—	—	23	—
Net current period other comprehensive income (loss)	23	—	(464)	(875)	(441)	(875)
Ending Balance	$(9,130)	$34	$(5,659)	$(3,578)	$(14,789)	$(3,544)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the three months ended March 31, 2019 and in the three months ended March 31, 2018.

Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2019	2018
Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$(13)	$—
Actuarial gain (loss) (a)	(10)	—
Total before tax	(23)	—
Tax effect	—	—
Total reclassifications for the period, net of tax	$(23)	$—
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other expense (income), net.
(10) Share-based Compensation
The A.M. Castle & Co. 2017 Management Incentive Plan (the “MIP”) became effective on August 31, 2017. Under the MIP, the Board of Directors, or a committee thereof, may grant to eligible officers, directors and employees of the Company stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of cash or share-based awards. During each of the last two fiscal years during which the MIP was in effect, the Board of Directors has awarded restricted shares of the Company’s common stock (“Restricted Shares”) to certain officers of the Company and certain members of the Company's Board of Directors.
The Board of Directors has issued restricted shares of the Company's common stock (the "Restricted Shares") to certain officers of the Company and certain members of the Company's Board of Directors, as well as an aggregate original principal amount of $2,400 of Second Lien Notes (the "Restricted Notes") convertible into an additional 638 shares of the Company's common stock.
The Restricted Shares and Restricted Notes issued to certain officers of the Company cliff vest three years from the date of grant, September 1, 2017, subject to the conditions set forth in the MIP. The Restricted Shares issued to certain members of the Company's Board of Directors cliff vested one year from the date of grant, April 25, 2018, subject to the conditions set forth in the MIP.
A summary of the activity of the Company's Restricted Shares as of March 31, 2019 and in the three-months then ended follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	1,803	3.19
Granted	—	—
Forfeited	(168)	3.14
Vested	(153)	3.14
Outstanding at March 31, 2019	1,482	3.20
Expected to vest after March 31, 2019	1,482	3.20
On September 10, 2018, the Board of Directors granted as awards under the MIP 664 performance share units ("PSUs") to senior level managers and other select personnel. The PSUs contain a performance-based condition tied to the enterprise value of the Company. Each PSU that vests will entitle the participant to receive one share of the Company's common stock. Vesting occurs upon achievement of a defined enterprise value of the Company, with 50% vesting upon achievement of the defined enterprise value between the performance period September 30, 2020 and September 30, 2022 and 100% vesting upon the achievement of the defined enterprise value as a result of a specified transaction, as defined in the PSU agreement, on or before September 30, 2022. At the discretion of the Company's Board of Directors, payment can be made in stock, cash, or a combination of both.
Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of

March 31, 2019, there are 654 PSUs outstanding and no compensation expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition had not been met.
As of March 31, 2019, the unrecognized share-based compensation expense related to unvested Restricted Shares was $2,122 and is expected to be recognized over a weighted-average period of approximately 1.4 years. Forfeitures are accounted for as they occur.
As of March 31, 2019, the unrecognized share-based compensation expense related to the outstanding Restricted Notes was $876 and is expected to be recognized over a weighted-average period of approximately 1.4 years. The Company will recognize this compensation expense on a straight-line basis over the three-year vesting period using the fair value of the Restricted Notes at the issue date.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit credit are as follows:

	Three Months Ended
	March 31,
	2019	2018
Service cost	$106	$117
Interest cost	1,322	1,225
Expected return on assets	(1,531)	(1,971)
Amortization of prior service cost	13	—
Amortization of actuarial loss	10	—
Net periodic pension and postretirement benefit credit	$(80)	$(629)
Contributions paid	$—	$—
The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2019.
The Company was party to a multi-employer pension plan from which the Company determined to withdraw. At March 31, 2019, the total estimated liability to withdraw from the plan was $3,239. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets and the long-term liability of $2,999 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(12) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
In the three months ended March 31, 2019, the Company recorded income tax benefit of $175 on pre-tax loss of $8,178, for an effective tax rate of 2.1%. In the three months ended March 31, 2018, the Company recorded income tax benefit of $521 on pre-tax income of $5,662, for an effective tax rate of 9.2%. The most significant factors impacting the effective tax rate in the three months ended March 31, 2019 were (i) the recording of the period expense associated with the quasi territorial tax regime called the Global Intangible Low Taxed Income Inclusion (“GILTI”), (ii) the foreign rate differential, and (iii) changes in valuation allowances in various jurisdictions.
Effective January 1, 2018, the Company's U.S. federal corporate income tax rate is 21%.
On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”). U.S. federal corporate income tax law changes as a result of the Tax Act continue to impact the Company, most significantly, (i) interest deductibility limits imposed by section 163(j), (ii) GILTI and (iii) the immediate deductibility of certain qualified assets acquired and placed in service. The Company continues to monitor proposed regulations and clarifying guidance from U.S. Treasury as a result of the Tax Act and incorporates relevant items to the computation of the tax provision.

(13) Commitments and Contingent Liabilities
The Company is party to a variety of legal proceedings, claims, and inquiries, including proceedings or inquiries by governmental authorities, which arise in the ordinary course of, and are incidental to, the Company's business. The majority of these legal proceedings, claims, and inquiries relate to commercial disputes with customers, suppliers, and others; employment and employee benefits-related disputes; product quality disputes with vendors and/or customers; and environmental, health and safety claims. It is the opinion of management that the currently expected outcome of these proceedings, claims, and inquiries, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Certain statements contained in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements reflect our expectations, estimates or projections concerning our possible or assumed future results of operations, including, but not limited to, descriptions of our business strategy. These statements are often identified by the use of words such as “believe,” “expect,” “anticipate,” “may,” “could,” “estimate,” “likely,” “will,” “intend,” “predict,” “plan,” "should," or other similar expressions. Forward-looking statements are not guarantees of performance or results and involve a number of risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable assumptions and estimates, there are many factors that could cause our actual results to differ materially from those projected, including those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Any forward-looking statement speaks only as of the date made. Except as required by applicable laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1 “Financial Statements (unaudited)”.
Overview
A. M. Castle & Co., together with its subsidiaries (the “Company,” “we” or “us”), is a global distributor of specialty metals and supply chain services, principally serving the producer durable equipment, commercial aircraft, heavy equipment, industrial goods, construction equipment, and retail sectors of the global economy. The Company provides a broad range of product inventories as well as value-added processing and supply chain services to a wide array of customers, with a particular focus on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.
Results of Operations: Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The following table sets forth certain statement of operations data in the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$149.5	100.0%	$145.9	100.0%	$3.6	2.5%
Cost of materials (exclusive of depreciation)	111.0	74.2%	109.9	75.3%	(1.1)	(1.0)%
Operating costs and expenses	38.8	26.0%	39.3	26.9%	0.5	1.3%
Operating loss	$(0.3)	(0.2)%	$(3.3)	(2.3)%	$3.0	(90.9)%

Net Sales
Net sales of $149.5 million in the three months ended March 31, 2019 increased $3.6 million, or 2.5%, compared to $145.9 million in the three months ended March 31, 2018. The increase in net sales in the current quarter compared to the prior year quarter was driven primarily by an increase in commodities pricing, which had a favorable impact on selling prices in the quarter ended March 31, 2019, and a favorable product sales mix. Overall average selling prices of the Company's product mix sold increased 23.5% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 with favorable selling prices realized all the commodities that the Company sells. The most favorable selling prices were realized on the majority of the Company's highest selling commodities including all carbon and alloy products, SBQ bar, and stainless.
Tons sold per day for the Company's products decreased by 17.0% in the three months ended March 31, 2019 compared to the same quarter in the prior year driven primarily by decreased sales volumes of carbon and alloy products, partially offset by increases in tons sold per day of aluminum and stainless products. The decrease in tons sold was a result of an overall trend towards lower sales volumes in the market and a change in product mix sold by the Company in the first quarter of 2019, which aligns with the Company's strategic initiative to focus on profitable sales rather than volume of tons sold.
Cost of Materials
Cost of materials (exclusive of depreciation) was $111.0 million in the three months ended March 31, 2019 compared to $109.9 million in the three months ended March 31, 2018. The $1.1 million, or 1.0%, increase between the three month periods is primarily due to an increase in product mill pricing resulting from higher market demand for metals and higher commodity pricing.
Cost of materials (exclusive of depreciation) was 74.2% of net sales in the three months ended March 31, 2019 compared to 75.3% of net sales in the three months ended March 31, 2018 due primarily to an increase in commodities pricing, which favorably impacted the Company's gross material margin (calculated as net sales less cost of materials divided by net sales) as the Company experienced an overall increase in its average selling prices per ton sold. Gross material margins were also beneficially impacted in the quarter ended March 31, 2019 by the Company's strategic initiative to eliminate lower margin sales that are not accretive to profitability.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2019	2018	Three Month $ Change	Three Month % Change
Warehouse, processing and delivery expense	$20.3	$20.4	$0.1	0.5%
Sales, general and administrative expense	16.5	16.5	$—	—%
Depreciation expense	2.0	2.4	$0.4	16.7%
Total operating costs and expenses	$38.8	$39.3	$0.5	1.3%
Operating costs and expenses decreased by $0.5 million from $39.3 million in the three months ended March 31, 2018 to $38.8 million in the three months ended March 31, 2019, primarily as a result of the following:

•	Warehouse, processing and delivery expense decreased by $0.1 million as a decrease in warehouse and freight costs due to lower sales volume was partially offset by higher payroll and benefits costs.

•
Sales, general and administrative expense were virtually flat in the period as a slight increase in payroll and benefit costs was more than offset by the timing of certain other sales, general and administrative expenses.

•	Depreciation expense decreased by $0.4 million due to a lower depreciable base of property, plant and equipment in the three months ended March 31, 2019.
Operating loss in the three months ended March 31, 2019 was $0.3 million, compared to $3.3 million in the three months ended March 31, 2018.
Other Income and Expense, Income Taxes and Net Loss
Interest expense, net was $9.4 million in the three months ended March 31, 2019, compared to $7.1 million in the three months ended March 31, 2018. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $1.3 million in the three months ended March 31, 2019 and $1.2 million in the three months ended March 31, 2018. The increase in interest expense in the three months ended March 31, 2019 compared to the same period in the prior year is primarily due to interest on the Company's Revolving B Credit Facility, which it entered into in June 2018, as well as higher average interest rates on borrowings from the

Company's Revolving A Credit Facility (see Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements).
Other income, net was $1.6 million in the three months ended March 31, 2019, compared to $4.8 million in the three months ended March 31, 2018. Other income, net in the three months ended March 31, 2019 includes net pension benefit of $1.5 million in the three months ended March 31, 2019 and $2.0 million in the three months ended March 31, 2018. The remaining decrease in other income, net between the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a foreign currency gain of $0.1 million in the three months ended March 31, 2019, compared to a foreign currency gain of $2.8 million in the three months ended March 31, 2018.
Loss before income taxes was $8.2 million in the three months ended March 31, 2019, compared to $5.7 million in the three months ended March 31, 2018. The $3.0 million decrease in operating loss between the three months ended March 31, 2019 and the three months ended March 31, 2018 was more than offset by increased interest expense and lower other income, net in the three months ended March 31, 2019.
The Company recorded an income tax benefit of $0.2 million in the three months ended March 31, 2019, compared to $0.5 million in the three months ended March 31, 2018. The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended March 31, 2019 was 2.1% as compared to 9.2% in the three months ended March 31, 2018. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the inclusion of foreign earnings under Internal Revenue Code ("IRC") Section 951A, and the impact of the foreign income tax rate differential.
Net loss was $8.0 million in the three months ended March 31, 2019, compared to $5.1 million in the three months ended March 31, 2018.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents increased (decreased) as follows:

	Three Months Ended
	March 31,
(Dollar amounts in millions)	2019	2018
Net cash used in operating activities	$(3.4)	$(11.2)
Net cash used in investing activities	(0.8)	(1.5)
Net cash from financing activities	1.3	9.4
Effect of exchange rate changes on cash and cash equivalents	—	—
Net change in cash and cash equivalents	$(2.8)	$(3.3)
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
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:

•
Higher accounts receivable at March 31, 2019 compared to December 31, 2018 resulted in a cash flow use of $12.7 million in the three months ended March 31, 2019, compared to a cash flow use of $17.2 million in the three months ended March 31, 2018. The higher accounts receivable balance in each respective period is primarily attributable to increased sales. Average receivable days outstanding was steady at 53.1 days in the three months ended March 31, 2019 compared to 53.7 days for the three months ended March 31, 2018.

•
Higher inventory levels at March 31, 2019 compared to December 31, 2018 resulted in a cash flow use of $3.8 million in the three months ended March 31, 2019 compared to a cash flow use of $3.4 million in the three months ended March 31, 2018. The higher inventory balance in each respective period is primarily attributable to increased investment in inventory to align with the Company's sales growth, as well as the higher price of the inventory due to price increases from the Company's suppliers. Average days sales in inventory was 134.0 days for the three months ended March 31, 2019 compared to 128.5 days for the three months ended March 31, 2018. The increase in average days sales in inventory is primarily due to the higher price of the inventory on-hand as a result of increased commodity pricing within the market.

•
Increases in total accounts payable and accrued and other current liabilities compared to December 31, 2018 resulted in a $12.2 million cash flow source in the three months ended March 31, 2019 compared to a cash flow source of $12.4 million in the three months ended March 31, 2018. Accounts payable days outstanding was 42.6 days for the three months ended March 31, 2019 compared to 43.6 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	As of
(Dollar amounts in millions)	March 31, 2019	December 31, 2018	Working Capital Increase (Decrease)
Working capital	$189.2	$198.2	$(9.0)
Cash and cash equivalents	5.8	8.7	(2.9)
Accounts receivable	92.3	79.8	12.5
Inventories	164.2	160.7	3.5
Accounts payable	54.1	42.7	(11.4)
Accrued and other current liabilities	17.7	16.6	(1.1)
Operating lease liabilities	6.9	—	(6.9)
Approximately $2.3 million of the Company’s consolidated cash and cash equivalents balance of $5.8 million at March 31, 2019 resided in the United States.
The decrease in net cash used in investing activities to $0.8 million during the three months ended March 31, 2019 from $1.5 million in the three months ended March 31, 2018 is due to cash paid for capital expenditures primarily for warehouse equipment. Management expects capital expenditures will be approximately $6.0 million to $8.0 million for the full-year 2019.
During the three months ended March 31, 2019, the net cash from financing activities of $1.3 million was attributable to net proceeds from short-term borrowings under the Company's foreign line of credit partially offset by principal paid on financing leases. During the three months ended March 31, 2018, the net cash from financing activities of $9.4 million was primarily attributable to proceeds from borrowings under the Company's revolving credit facility, offset by net repayments of short-term borrowings under the Company's foreign line of credit and payments made in connection with the Company's build-to-suit liability.
Capital Resources
On August 31, 2017, the Company entered into the Revolving Credit and Security Agreement with PNC Bank, National Association ("PNC") as lender and as administrative and collateral agent (the “Agent”), and other lenders party thereto (the "ABL Credit Agreement"). The ABL Credit Agreement provides for a $125,000 senior secured, revolving credit facility (the "Revolving A Credit Facility"), under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors.
On June 1, 2018, the Company entered into an Amendment No. 1 to ABL Credit Agreement (the “Credit Agreement Amendment”) by and among the Company, the Borrowers and guarantors party thereto and the Agent and the other lenders party thereto, which amended the ABL Credit Agreement (as amended by the Credit Agreement Amendment, the “Expanded ABL Credit Agreement”) to provide for additional borrowing capacity. The Expanded ABL Credit Agreement provides for an additional $25,000 last out Revolving B Credit Facility (the "Revolving B Credit Facility" and together with the Revolving A Credit Facility, the "Expanded Credit Facility") made available in part by way of a participation in the Revolving B Credit Facility by certain of the Company’s stockholders. Borrowings under the Expanded Credit Facility will mature on February 28, 2022.

Subject to certain exceptions and permitted encumbrances, the obligations under the Expanded Credit Facility are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain subsidiaries of the Company that are named as guarantors. The proceeds of the advances under the Expanded Credit Facility may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the Expanded Credit Facility, (ii) provide for the Borrowers' working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of July 10, 2017, by and among the Company, the lenders party thereto, and PNC, and certain other existing indebtedness, and (iv) provide for the Borrowers' capital expenditure needs, in accordance with the Expanded ABL Credit Agreement.
The Company may prepay its obligations under the Expanded Credit Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company's obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to June 1, 2020, a 0.50% fee shall be due for the period from June 1, 2018 through May 31, 2019 and 0.25% for the period from June 1, 2019 through May 31, 2020, in each case on the amount of such commitment reduction, subject to reduction as set forth in the Expanded ABL Credit Agreement. Indebtedness for borrowings under the Expanded Credit Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including (i) failure to pay principal or interest, (ii) the inaccuracy of any representation or warranty of a loan party, (iii) failure by a loan party to perform certain covenants, (iv) defaults under indebtedness owed to third parties, (v) certain liability producing events relating to ERISA, (vi) the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and (vii) certain adverse bankruptcy-related and other events.
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
Under the Expanded ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. As of March 31, 2019, the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 71.4% on eligible inventory.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the Expanded ABL Credit Agreement) when the Company's liquidity (as defined in the Expanded ABL Credit Agreement), is less than $12.5 million for five consecutive days. The Company was not in a Covenant Testing Period as of and for the three months ended March 31, 2019.
Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain its liquidity (as defined in the Expanded ABL Credit Agreement, inclusive of certain cash balances) in excess of $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Expanded Credit Facility Agreement (“Cash Dominion”). Based on the Company's cash projections, it does not anticipate that Cash Dominion will occur, or that it will be in a Covenant Testing Period during the next 12 months.

Additional unrestricted borrowing capacity under the Revolving A Credit Facility as of March 31, 2019 was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(2.3)
Current maximum borrowing capacity	122.7
Current borrowings	(108.5)
Additional unrestricted borrowing capacity	$14.2
Also on August 31, 2017, the Company entered into an indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately $164,902 in aggregate principal amount of 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “Second Lien Notes”), including $2,400 of restricted Second Lien Notes issued to certain members of the Company's management. The Second Lien Notes are five-year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the Expanded ABL Credit Agreement.
The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Second Lien Notes Indenture. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right, if the Company elects to settle in cash, will be calculated as provided in the Second Lien Notes Indenture, using a 20 trading day observation period. Upon conversion, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares.
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

In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of March 31, 2019, the French subsidiary has borrowings of $6.8 million under the local credit facility.
Interest expense in the three months ended March 31, 2019 and the three months ended March 31, 2018 was $9.4 million and $7.1 million, respectively, of which $1.7 million and $1.3 million, respectively, was cash interest.
As of March 31, 2019, the Company had $2.3 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the Expanded ABL Credit Agreement, the Second Lien Notes, and the French credit facility refer to Note 6 - Debt to the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2019. Further, we do not believe that the new accounting guidance implemented in 2019 changed our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President, Finance and Administration (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 1-Q. Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to a variety of legal proceedings, claims, and inquiries, including proceedings or inquiries by governmental authorities, which arise in the ordinary course of, and are incidental to, the Company's business. The majority of these legal proceedings, claims, and inquiries relate to commercial disputes with customers, suppliers, and others; employment and employee benefits-related disputes; product quality disputes with vendors and/or customers; and environmental, health and safety claims. It is the opinion of management that the currently expected outcome of these proceedings, claims, and inquiries, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the caption “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference:

Exhibit No.	Description
10.1*	Employment Agreement dated May 9, 2019, between A.M. Castle & Co. and Jeremy Steele
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	May 9, 2019	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)