Form 10-Q
period 2019-06-30
A. M. Castle & Co.
filed 2019-08-14
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2019
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
Yes  ☒ No  ☐
The number of shares outstanding of the registrant’s common stock as of August 12, 2019 was 3,649,658 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,534	$8,668
Accounts receivable, less allowances of $1,701 and $1,364, respectively	93,337	79,757
Inventories	157,715	160,686
Prepaid expenses and other current assets	10,593	14,344
Income tax receivable	1,268	1,268
Total current assets	269,447	264,723
Goodwill and intangible assets	8,176	8,176
Prepaid pension cost	2,131	1,754
Deferred income taxes	1,268	1,261
Operating right-of-use assets	32,175	—
Other noncurrent assets	867	1,278
Property, plant and equipment:
Land	5,579	5,577
Buildings	20,936	21,218
Machinery and equipment	40,734	38,394
Property, plant and equipment, at cost	67,249	65,189
Accumulated depreciation	(16,075)	(11,989)
Property, plant and equipment, net	51,174	53,200
Total assets	$365,238	$330,392
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$48,475	$42,719
Accrued and other current liabilities	13,109	16,631
Operating lease liabilities	6,725	—
Income tax payable	1,519	1,589
Short-term borrowings	7,979	5,498
Current portion of finance leases	631	119
Total current liabilities	78,438	66,556
Long-term debt, less current portion	260,527	245,966
Deferred income taxes	6,478	7,540
Finance leases, less current portion	8,483	61
Build-to-suit liability	—	9,975
Other noncurrent liabilities	2,964	3,334
Pension and postretirement benefit obligations	6,300	6,321
Noncurrent operating lease liabilities	25,486	—
Commitments and contingencies (see Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value—200,000 Class A shares authorized with 3,818 shares issued and 3,650 shares outstanding at June 30, 2019, and 3,803 shares issued and outstanding at December 31, 2018	38	38
Additional paid-in capital	58,556	55,421
Accumulated deficit	(66,533)	(50,472)
Accumulated other comprehensive loss	(15,045)	(14,348)
Treasury stock, at cost — 168 shares at June 30, 2019 and no shares at December 31, 2018	(454)	—
Total stockholders’ deficit	(23,438)	(9,361)
	$365,238	$330,392

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$147,930	$150,414	$297,457	$296,287
Costs and expenses:
Cost of materials (exclusive of depreciation)	109,941	111,061	220,899	220,965
Warehouse, processing and delivery expense	20,541	21,165	40,818	41,520
Sales, general and administrative expense	16,477	16,974	32,979	33,522
Depreciation expense	2,130	2,362	4,251	4,738
Total costs and expenses	149,089	151,562	298,947	300,745
Operating loss	(1,159)	(1,148)	(1,490)	(4,458)
Interest expense, net	9,850	8,129	19,299	15,255
Other (income) expense, net	(2,480)	673	(4,082)	(4,101)
Loss before income taxes	(8,529)	(9,950)	(16,707)	(15,612)
Income tax benefit	(225)	(1,437)	(400)	(1,958)
Net loss	$(8,304)	$(8,513)	$(16,307)	$(13,654)

Basic and diluted loss per common share	$(3.77)	$(4.26)	$(7.58)	$(6.83)

Comprehensive loss:
Net loss	$(8,304)	$(8,513)	$(16,307)	$(13,654)
Change in unrecognized pension and postretirement benefit costs, net of tax	23	—	46	—
Foreign currency translation adjustments, net of tax	(279)	(1,124)	(743)	(1,999)
Comprehensive loss	$(8,560)	$(9,637)	$(17,004)	$(15,653)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net loss	$(16,307)	$(13,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,251	4,738
Amortization of deferred financing costs and debt discount	5,394	3,628
Loss (gain) on sale of property, plant and equipment	154	(5)
Unrealized foreign currency gain	(748)	(11)
Noncash interest paid in kind	7,788	6,138
Noncash rent expense	476	—
Noncash compensation expense	1,191	1,342
Deferred income taxes	(1,836)	—
Other, net	—	298
Changes in assets and liabilities:
Accounts receivable	(13,354)	(17,283)
Inventories	3,213	(10,776)
Prepaid expenses and other current assets	3,764	(3,586)
Other noncurrent assets	(13)	806
Prepaid pension costs	(377)	(1,376)
Accounts payable	5,573	10,663
Income tax payable and receivable	(770)	(2,288)
Accrued and other current liabilities	(3,546)	964
Lease liabilities	(62)	—
Pension and postretirement benefit obligations and other noncurrent liabilities	(89)	(195)
Net cash used in operating activities	(5,298)	(20,597)
Investing activities:
Capital expenditures	(2,627)	(3,379)
Proceeds from sale of property, plant and equipment	21	5
Net cash used in investing activities	(2,606)	(3,374)
Financing activities:
Proceeds from long-term debt including credit facilities	3,500	39,461
Repayments of long-term debt including credit facilities	—	(17,570)
Proceeds from (repayments of) short-term borrowings, net	2,528	(852)
Principal paid on financing leases	(301)	—
Payments of debt issue costs	—	(482)
Payments of build-to-suit liability	—	(897)
Net cash from financing activities	5,727	19,660
Effect of exchange rate changes on cash and cash equivalents	43	(157)
Net change in cash and cash equivalents	(2,134)	(4,468)
Cash and cash equivalents - beginning of year	8,668	11,104
Cash and cash equivalents - end of period	$6,534	$6,636
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2018	3,734	—	$37	$—	$51,526	$(18,468)	$(3,544)	$29,551
Net loss	—	—	—	—	—	(8,513)	—	(8,513)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,124)	(1,124)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect	—	—	—	—	—	—	—	—
Reclassification to equity of interest paid in kind attributable to conversion option, net of $0 tax effect	—	—	—	—	1,150	—	—	1,150
Share-based compensation	69	—	—	—	454	—	—	454
Vesting of restricted shares and other	—	—	1	—	82	—	—	83
Balance as of June 30, 2018	3,803	—	$38	$—	$53,212	$(26,981)	$(4,668)	$21,601

Balance as of March 31, 2019	3,803	(168)	$38	$(454)	$57,247	$(58,229)	$(14,789)	$(16,187)
Net loss	—	—	—	—	—	(8,304)	—	(8,304)
Foreign currency translation, net of tax	—	—	—	—	—	—	(279)	(279)
Change in unrecognized pension and postretirement benefit costs, net of $0 tax effect	—	—	—	—	—	—	23	23
Reclassification to equity of interest paid in kind attributable to conversion option, net of $320 tax effect	—	—	—	—	912	—	—	912
Share-based compensation	—	—	—	—	371	—	—	371
Vesting of restricted shares and other	15	—	—	—	26	—	—	26
Balance as of June 30, 2019	3,818	(168)	$38	$(454)	$58,556	$(66,533)	$(15,045)	$(23,438)

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2017	3,734	—	$37	$—	$49,944	$(13,327)	$(2,669)	$33,985
Net loss	—	—	—	—	—	(13,654)	—	(13,654)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,999)	(1,999)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect	—	—	—	—	—	—	—	—
Reclassification to equity of interest paid in kind attributable to conversion option, net of $0 tax effect	—	—	—	—	2,278	—	—	2,278
Share-based compensation	69	—	—	—	908	—	—	908
Vesting of restricted shares and other	—	—	1	—	82	—	—	83
Balance as of June 30, 2018	3,803	—	$38	$—	$53,212	$(26,981)	$(4,668)	$21,601

Balance as of December 31, 2018	3,803	—	$38	$—	$55,421	$(50,472)	$(14,348)	$(9,361)
Cumulative effect from adoption of the new lease standard (Leases: Topic 842) (Note 8)	—	—	$—	—	—	246	—	246
Net loss	—	—	—	—	—	(16,307)	—	(16,307)
Foreign currency translation, net of tax	—	—	—	—	—	—	(743)	(743)
Change in unrecognized pension and postretirement benefit costs, net of $0 tax effect	—	—	—	—	—	—	46	46
Reclassification to equity of interest paid in kind attributable to conversion option, net of $635 tax effect	—	—	—	—	1,808	—	—	1,808
Share-based compensation	—	—	—	—	772	—	—	772
Vesting of restricted shares and other	15	(168)	—	(454)	555	—	—	101
Balance as of June 30, 2019	3,818	(168)	$38	$(454)	$58,556	$(66,533)	$(15,045)	$(23,438)

The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The Condensed Consolidated Financial Statements of A.M. Castle & Co. and its consolidated subsidiaries (collectively, the "Company") included herein and the Notes thereto have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2018 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The operating results for the three and six months ended June 30, 2019, as reported herein, may not necessarily be indicative of the Company’s operating results for the full year.
The Company has reclassified certain prior year presentations to conform to the current period presentation.
(2) New Accounting Standards
Standards Updates Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position. ASU No. 2016-02 also requires additional disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The provisions of ASU No. 2016-02 are to be applied using a modified retrospective approach, and are effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that reporting period. Topic 842 was subsequently amended by ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”; ASU No. 2018-10, “Codification Improvements to Topic 842, Leases”; ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”); and ASU No. 2018-20, “Narrow-Scope Improvements for Lessors” (collectively, "ASC 842"). ASU 2018-11 provides clarity on separating components of a lease contract and includes an option to not restate comparative periods in transition and elect to use the effective date of Topic 842 as the date of initial application.
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
(3) Revenue
The Company recognizes revenue from the sale of products when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the three and six months ended June 30, 2019 and June 30, 2018, respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the Company's business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company records revenue from shipping and handling charges in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three months ended June 30, 2019 and June 30, 2018, shipping and handling costs included in warehouse, processing and delivery expenses were $6,160 and $6,813, respectively. In the six months ended June 30, 2019 and June 30, 2018, shipping and handling costs included in warehouse, processing and delivery expenses were $12,296 and $13,605, respectively. As a practical expedient under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
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

Accounts receivable allowance for doubtful accounts and credit memos activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of period	$1,507	$1,663	$1,364	$1,586
Add Provision charged to expense(a)	195	58	387	173
Recoveries	—	15	11	26
Less Charges against allowance	(1)	(58)	(61)	(107)
Balance, end of period	$1,701	$1,678	$1,701	$1,678
(a) Includes the net amount of credit memos reserved and issued.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Net sales exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
United States	$93,891	$97,933	$189,023	$191,499
Canada	11,708	11,821	23,548	24,275
Mexico	12,865	15,590	25,521	31,538
France	13,527	13,158	28,625	27,037
China	11,167	7,480	21,578	13,816
All other countries	4,772	4,432	9,162	8,122
Total	$147,930	$150,414	$297,457	$296,287
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

The following table is a reconciliation of the basic and diluted loss per common share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(8,304)	$(8,513)	$(16,307)	$(13,654)
Denominator:
Weighted average common shares outstanding	2,203	2,000	2,150	2,000
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted loss per common share	2,203	2,000	2,150	2,000

Basic loss per common share	$(3.77)	$(4.26)	$(7.58)	$(6.83)
Diluted loss per common share	$(3.77)	$(4.26)	$(7.58)	$(6.83)
Excluded outstanding share-based awards having an anti-dilutive effect	1,437	1,803	1,518	1,803
The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s Second Lien Notes, as they were anti-dilutive under the if-converted method.
The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share. In future periods, absent a fundamental change (as defined in the Second Lien Notes Indenture, which is described in Note 6 - Debt), the outstanding Second Lien Notes could increase diluted average shares outstanding by a maximum of approximately 49,600 shares.
(5) Goodwill and Intangible Asset
As of both June 30, 2019 and December 31, 2018, the Company had goodwill with a carrying value of $2,676, none of which is tax deductible. There were no changes in the amount of goodwill recognized in the six months ended June 30, 2019. The Company's other intangible asset is comprised of an indefinite-lived trade name, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both June 30, 2019 and December 31, 2018.
The Company tests both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

(6) Debt
Long-term debt consisted of the following:

	As of
	June 30, 2019	December 31, 2018
LONG-TERM DEBT
5.00% / 7.00% Second Lien Notes due August 31, 2022(a)	$187,048	$180,894
Floating rate Revolving A Credit Facility due February 28, 2022	111,988	108,488
12.00% Revolving B Credit Facility due February 28, 2022(b)	24,276	22,875
Less: unvested restricted Second Lien Notes(c)	(826)	(1,378)
Less: unamortized discount	(61,604)	(64,491)
Less: unamortized debt issuance costs	(355)	(422)
Total long-term debt	260,527	245,966
Less: current portion of long-term debt	—	—
Total long-term portion	$260,527	$245,966
(a) Included in balance is interest paid in kind of $18,604 as of June 30, 2019 and $12,217 as of December 31, 2018.
(b) Included in balance is interest paid in kind of $2,776 as of June 30, 2019 and $1,375 as of December 31, 2018.
(c) Represents unvested portion of restricted Second Lien Notes issued to certain members of management (see Note 10 - Share-based compensation).
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
The Company may prepay its obligations under the Expanded Credit Facility at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company's obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to June 1, 2020, a 0.25% fee shall be due for the period from June 1, 2019 through May 31, 2020, on the amount of such commitment reduction, subject to reduction as set forth in the Expanded ABL Credit Agreement. Indebtedness for borrowings under the Expanded Credit Facility is subject to acceleration upon the occurrence of specified defaults or events of default, including (i) failure to pay principal or interest, (ii) the inaccuracy of any representation or warranty of a loan party, (iii) failure by a loan party to perform certain covenants, (iv) defaults under indebtedness owed to third parties, (v) certain liability producing events relating to ERISA, (vi) the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and (vii) certain adverse bankruptcy-related and other events.
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
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the three and six months ended June 30, 2019 was 5.72% and 5.65%, respectively, and 4.73% and 4.49% for the three and six months ended June 30, 2018, respectively. The weighted average facility fee for each such quarter was 0.25%. The Company pays certain customary recurring fees with respect to the Expanded ABL Credit Agreement. Interest expense related to the Revolving B Credit Facility of $715 and $1,401 was paid in kind in the three and six months ended June 30, 2019, respectively. Interest expense related to the Revolving B Credit Facility of $180 was paid in kind in both the three and six months ended June 30, 2018, respectively.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the Expanded ABL Credit Agreement) when the Company's liquidity (as defined in the Expanded ABL Credit Agreement) is less than $12,500. The Company is not in a Covenant Testing Period as of June 30, 2019.
Unamortized debt issuance costs of $355 associated with the Expanded ABL Credit Agreement were recorded as a reduction in long-term debt as of June 30, 2019.
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, the Company is currently paying interest on the Second Lien Notes in kind. Interest expense related to the Second Lien Notes of $3,221 and $6,387 was paid in kind in the three and six months ended June 30, 2019, respectively, and $3,005 and $5,959 in the three and six months ended June 30, 2018, respectively.
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of June 30, 2019 and December 31, 2018, the French subsidiary had borrowings of $5,580 and $5,498, respectively, under their local credit facility.
On May 15, 2019, the Company's Chinese subsidiary entered into a local credit facility, which expires on February 18, 2020, under which it may borrow short term loans for up to 90 days in United States Dollars or Chinese Yuan up to the equivalent of 25,000 Chinese Yuan. Under the terms of the agreement, borrowings on the Chinese subsidiary's credit facility are charged interest at a rate of 3.60%. The Chinese subsidiary utilizes the local credit facility to finance its trading activities and all borrowings are guaranteed by the Chinese subsidiary's outstanding accounts receivable. As of June 30, 2019, the Chinese subsidiary had borrowings of $2,399 under their local credit facility.

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
The Company’s pension plan asset portfolio as of June 30, 2019 and December 31, 2018 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee of the pension plan by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
As of June 30, 2019, the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $179,978 compared to a carrying value of $187,048. As of December 31, 2018, the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $174,063 compared to a carrying value of $180,894. The fair value of the Second Lien Notes, including the conversion option, falls within Level 3 of the fair value hierarchy. The fair value of the Second Lien Notes was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The following valuation assumptions were used in determining the fair value of the Second Lien Notes, including the conversion option, as of June 30, 2019:

Risk-free interest rate	2.48%
Credit spreads	18.96%
PIK premium spread	2.00%
Volatility	50.00%
As of June 30, 2019, the fair value of the Company's Revolving B Credit Facility was estimated to be $23,557 compared to a carrying value of $24,276. As of December 31, 2018, the fair value of the Company's Revolving B Credit Facility was estimated to be $22,124 compared to a carrying value of $22,875.The fair value of the Revolving B Credit Facility was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
Given the short-term nature and/or the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility, the French subsidiary's foreign line of credit and the Chinese subsidiary's foreign line of credit approximated the carrying value as of June 30, 2019.
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
The ROU assets also include any lease payments made and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized in operating loss on a straight-line basis over the expected lease term.
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
As a result of the adoption of ASC 842, the Company's build-to-suit liability recognized under the previous guidance was reclassified to a finance leases liability in the Condensed Consolidated Balance Sheet and is presented as such as of June 30, 2019.
None of the Company's lease agreements contain significant residual value guarantees, restrictions, or covenants.
Lease-related assets and liabilities consisted of the following:

	Classification on the Balance Sheet	June 30, 2019
ASSETS
Operating lease assets	Operating right-of-use assets	$32,175
Finance lease assets	Property, plant and equipment, net	10,816
Total lease assets		42,991

LIABILITIES
Current
Operating	Operating lease liabilities	$6,725
Finance	Current portion of finance leases	631
Noncurrent
Operating	Noncurrent operating lease liabilities	25,486
Finance	Finance leases, less current portion	8,483
Total lease liabilities		$41,325

Weighted average remaining lease term
Operating leases		5.9 years
Finance leases		11.4 years
Weighted average discount rate
Operating leases		5.2%
Finance leases		4.7%

Lease-related expenses for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease expense:
Amortization of finance lease assets	$262	$523
Interest on finance lease liabilities	107	216
Operating lease expense	2,162	4,317
Variable lease expense	196	331
Short-term lease expense	6	22
Sublease income (1)	(185)	(428)
Total lease expense	$2,548	$4,981
(1) Relates primarily to one property subleased through September 2020.
Lease-related supplemental cash flow information for the six months ended June 30, 2019 was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(4,323)
Operating cash flows for finance leases	(216)
Financing cash flows for finance leases	(301)
Lease obligations obtained in exchange for right-of-use assets
Operating leases	812
$(4,028)
Maturities of lease liabilities as of June 30, 2019 were as follows:

Year ending December 31,	Finance Leases	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$518	$4,429
2020	991	7,579
2021	955	6,738
2022	975	5,699
2023	992	4,789
Later years	7,377	8,062
Total lease payments	11,808	37,296
Less: imputed interest	(2,694)	(5,085)
Total lease obligations	$9,114	$32,211

Comparable future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year as previously disclosed under Accounting Standards Codification No. 840, (Leases) ("ASC 840") as of December 31, 2018 are as follows:

Year ending December 31,	Finance Leases	Operating Leases	Built-to-Suit Lease
2019 (full twelve months)	$119	$7,882	$915
2020	56	7,398	933
2021	2	6,414	952
2022	2	5,702	971
2023	1	4,828	990
Later years	—	8,068	7,461
Total future minimum rental payments under ASC 840	$180	$40,292	$12,222
Total rental payments charged to expense for operating leases under ASC 840 were $2,055 and $4,140 during the three and six months ended June 30, 2018, respectively.
(9) Stockholders’ Equity
The components of accumulated other comprehensive loss are as follows:

	As of
	June 30, 2019	December 31, 2018
Unrecognized pension and postretirement benefit costs, net of tax	$(9,107)	$(9,153)
Foreign currency translation losses, net of tax	(5,938)	(5,195)
Total accumulated other comprehensive loss	$(15,045)	$(14,348)
Changes in accumulated other comprehensive loss by component in the three months ended June 30, 2019 and June 30, 2018 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Beginning Balance	$(9,130)	$34	$(5,659)	$(3,578)	$(14,789)	$(3,544)
Other comprehensive loss before reclassifications, net of tax	—	—	(279)	(1,124)	(279)	(1,124)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	23	—	—	—	23	—
Net current period other comprehensive income (loss)	23	—	(279)	(1,124)	(256)	(1,124)
Ending Balance	$(9,107)	$34	$(5,938)	$(4,702)	$(15,045)	$(4,668)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the three months ended June 30, 2019 and June 30, 2018.

Changes in accumulated other comprehensive loss by component in the six months ended June 30, 2019 and June 30, 2018 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Beginning Balance	$(9,153)	$34	$(5,195)	$(2,703)	$(14,348)	$(2,669)
Other comprehensive loss before reclassifications, net of tax	—	—	(743)	(1,999)	(743)	(1,999)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	46	—	—	—	46	—
Net current period other comprehensive income (loss)	46	—	(743)	(1,999)	(697)	(1,999)
Ending Balance	$(9,107)	$34	$(5,938)	$(4,702)	$(15,045)	$(4,668)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the six months ended June 30, 2019 and June 30, 2018.

Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$(13)	$—	$(26)	$—
Actuarial gain (loss) (a)	(10)	—	(20)	—
Total before tax	(23)	—	(46)	—
Tax effect	—	—	—	—
Total reclassifications for the period, net of tax	$(23)	$—	$(46)	$—
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other expense (income), net.
(10) Share-based Compensation
The A.M. Castle & Co. 2017 Management Incentive Plan (the “MIP”) became effective on August 31, 2017. Under the MIP, the Board of Directors, or a committee thereof, may grant to eligible officers, directors and employees of the Company Second Lien Notes, stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of cash or share-based awards.
The Board of Directors has issued restricted shares of the Company's common stock ("Restricted Shares") to certain officers of the Company and certain members of the Company's Board of Directors, as well as an aggregate original principal amount of $2,400 of Second Lien Notes (the "Restricted Notes") convertible into an additional 638 shares of the Company's common stock.
The Restricted Shares and Restricted Notes issued to certain officers of the Company cliff vest three years from the date of grant, September 1, 2017, subject to the conditions set forth in the MIP. The Restricted Shares issued to certain members of the Company's Board of Directors cliff vested one year from the date of grant, April 25, 2018, subject to the conditions set forth in the MIP.

A summary of the activity of the Company's Restricted Shares as of June 30, 2019 and in the six months then ended follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	1,803	3.19
Granted	15	1.77
Forfeited	(168)	3.14
Vested	(222)	3.52
Outstanding at June 30, 2019	1,428	3.13
Expected to vest after June 30, 2019	1,428	3.13
On September 10, 2018, the Board of Directors granted as awards under the MIP 664 performance share units ("PSUs") to non-executive senior level managers and other select personnel. The PSUs contain a performance-based condition tied to the enterprise value of the Company. Each PSU that vests will entitle the participant to receive one share of the Company's common stock. Vesting occurs upon achievement of a defined enterprise value of the Company, with 50% vesting upon achievement of the defined enterprise value between the performance period September 30, 2020 and September 30, 2022 and the remaining 50% vesting upon the achievement of the defined enterprise value as a result of a specified transaction, as defined in the PSU agreement, on or before September 30, 2022. At the discretion of the Company's Board of Directors, payment can be made in stock, cash, or a combination of both.
Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of June 30, 2019, there are 701 PSUs outstanding and no compensation expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition had not been met.
As of June 30, 2019, the unrecognized share-based compensation expense related to unvested Restricted Shares was $1,753 and is expected to be recognized over a weighted-average period of approximately 1.2 years. Forfeitures are accounted for as they occur.
As of June 30, 2019, the unrecognized share-based compensation expense related to the outstanding Restricted Notes was $722 and is expected to be recognized over a weighted-average period of approximately 1.2 years. The Company will recognize this compensation expense on a straight-line basis over the three-year vesting period using the fair value of the Restricted Notes at the issue date.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit credit are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$106	$117	$212	$234
Interest cost	1,322	1,225	2,644	2,450
Expected return on assets	(1,531)	(1,971)	(3,062)	(3,942)
Amortization of prior service cost	13	—	26	—
Amortization of actuarial loss	10	—	20	—
Net periodic pension and postretirement benefit credit	$(80)	$(629)	$(160)	$(1,258)
Contributions paid	$—	$—	$—	$—
The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2019.
The Company was party to a multi-employer pension plan from which the Company determined to withdraw. At June 30, 2019, the total estimated liability to withdraw from the plan was $3,204. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets and the long-term liability of $2,964 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(12) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
In the three months ended June 30, 2019, the Company recorded income tax benefit of $225 on a loss before income taxes of $8,529, for an effective tax rate of 2.6%. In the three months ended June 30, 2018, the Company recorded income tax benefit of $1,437 on a loss before income taxes of $9,950, for an effective tax rate of 14.4%.
In the six months ended June 30, 2019, the Company recorded income tax benefit of $400 on a loss before income taxes of $16,707, for an effective tax rate of 2.4%. In the six months ended June 30, 2018, the Company recorded income tax benefit of $1,958 on a loss before income taxes of $15,612, for an effective tax rate of 12.5%.
The most significant factors impacting the effective tax rate in the three and six months ended June 30, 2019 were (i) the recording of the period expense associated with the quasi territorial tax regime called the Global Intangible Low Taxed Income Inclusion (“GILTI”), (ii) the foreign rate differential, and (iii) changes in valuation allowances in various jurisdictions.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Certain statements contained in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements reflect our expectations, estimates or projections concerning our possible or assumed future results of operations, including, but not limited to, descriptions of our business strategy, and the benefits we expect to achieve from our working capital management initiative. These statements are often identified by the use of words such as “believe,” “expect,” “anticipate,” “may,” “could,” “estimate,” “likely,” “will,” “intend,” “predict,” “plan,” "should," or other similar expressions. Forward-looking statements are not guarantees of performance or results and involve a number of risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable assumptions and estimates, there are many factors that could cause our actual results to differ materially from those projected, including those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Any forward-looking statement speaks only as of the date made. Except as required by applicable laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
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

Results of Operations
The following tables set forth certain statement of operations data in each period indicated:

	Three Months Ended June 30,
	2019		2018		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$147.9	100.0%	$150.4	100.0%	$(2.5)	(1.7)%
Cost of materials (exclusive of depreciation)	110.0	74.3%	111.1	73.8%	1.1	1.0%
Operating costs and expenses	39.1	26.5%	40.4	26.9%	1.3	3.2%
Operating loss	$(1.2)	(0.8)%	$(1.1)	(0.7)%	$(0.1)	(9.1)%

	Six Months Ended June 30,
	2019		2018		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$297.5	100.0%	$296.3	100.0%	$1.2	0.4%
Cost of materials (exclusive of depreciation)	220.9	74.3%	221.0	74.6%	0.1	—%
Operating costs and expenses	78.1	26.2%	79.8	26.9%	1.7	2.1%
Operating loss	$(1.5)	(0.5)%	$(4.5)	(1.5)%	$3.0	66.7%

Net Sales
Net sales of $147.9 million in the three months ended June 30, 2019 decreased $2.5 million, or 1.7%, compared to $150.4 million in the three months ended June 30, 2018. The decrease in net sales in the current quarter compared to the prior year quarter was a result of a decrease in tons sold per day, partially offset by an increase in selling prices and a favorable sales mix. Tons sold per day for the Company's products decreased by 17.0% in the three months ended June 30, 2019 compared to the same quarter in the prior year driven primarily by decreased sales volumes of carbon and alloy products, SBQ bar and stainless partially offset by increases in tons sold per day of aluminum products.
Commodities pricing increases continue to have a favorable impact on the Company's selling prices. Overall average selling prices of the Company's product mix sold increased 20.5% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 with favorable selling prices realized on a majority of the commodities that the Company sells. The most favorable selling prices were realized on the Company's highest selling commodities including carbon and alloy plate, alloy bar, SBQ bar, aluminum, and stainless.
Net sales of $297.5 million in the six months ended June 30, 2019 increased $1.2 million, or 0.4%, compared to $296.3 million in the six months ended June 30, 2018. Overall average selling prices of the Company's product mix sold increased 22.0% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Tons sold per day for the Company's products decreased by 17.0% in the six months ended June 30, 2018 compared to the first half of the prior year. The decrease in tons sold was a result of an overall trend towards lower sales volumes in the market and a change in product mix sold by the Company through the first half of 2019. The Company expects the trend towards lower sales with a favorable product sales mix to continue as it focuses on profitable sales in key markets rather than volume of tons sold.

Cost of Materials
Cost of materials (exclusive of depreciation) was $110.0 million in the three months ended June 30, 2019 compared to $111.1 million in the three months ended June 30, 2018. The $1.1 million, or 1.0%, decrease between the three month periods is primarily due to the decrease in net sales volume compared to the same period last year.
Cost of materials (exclusive of depreciation) was 74.3% of net sales in the three months ended June 30, 2019 compared to 73.8% of net sales in the three months ended June 30, 2018. Although increased commodities pricing continues to favorably impact the Company's overall gross material margin (calculated as net sales less cost of materials divided by net sales), the amount of higher material costs that the Company is able to pass to its contractual customers can impact the overall gross material margin between quarters. In the three months ended June 30, 2019, material costs were higher than in the three months ended June 30, 2018 due to several quarters of commodity pricing increases, resulting in a slight decrease in the gross material margin in the three months ended June 30, 2019.
Cost of materials (exclusive of depreciation) was $220.9 million in the six months ended June 30, 2019, virtually flat compared to $221.0 million in the six months ended June 30, 2018. Cost of materials (exclusive of depreciation) was 74.3% of net sales in the six months ended June 30, 2019 compared to 74.6% of net sales in the six months ended June 30, 2018.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in each period indicated were as follows:

	Three Months Ended June 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2019	2018	Three Month $ Change	Three Month % Change
Warehouse, processing and delivery expense	$20.5	$21.1	$0.6	2.8%
Sales, general and administrative expense	16.5	17.0	0.5	2.9%
Depreciation expense	2.1	2.3	0.2	8.7%
Total operating costs and expenses	$39.1	$40.4	$1.3	3.2%
Operating costs and expenses decreased by $1.3 million from $40.4 million in the three months ended June 30, 2018 to $39.1 million in the three months ended June 30, 2019, primarily as a result of the following:

•	Warehouse, processing and delivery expense decreased by $0.6 million primarily due to a decrease in warehouse and freight costs resulting from lower sales volume.

•	Sales, general and administrative expense decreased by $0.5 million primarily the result of lower payroll and benefits costs.
Operating loss in the three months ended June 30, 2019 was $1.2 million, compared to $1.1 million in the three months ended June 30, 2018.

	Six Months Ended June 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2019	2018	Three Month $ Change	Three Month % Change
Warehouse, processing and delivery expense	$40.8	$41.5	$0.7	1.7%
Sales, general and administrative expense	33.0	33.5	0.5	1.5%
Depreciation expense	4.3	4.8	0.5	10.4%
Total operating costs and expenses	$78.1	$79.8	$1.7	2.1%
Operating costs and expenses decreased by $1.7 million from $79.8 million in the six months ended June 30, 2018 to $78.1 million in the six months ended June 30, 2019, primarily as a result of the following:

•
Warehouse, processing and delivery expense decreased by $0.7 million as a decrease in warehouse and freight costs due to lower sales volume was partially offset by higher personal property and real estate taxes.

•	Sales, general and administrative expense decreased by $0.5 million primarily the result of lower payroll and benefits costs.
Operating loss in the six months ended June 30, 2019 was $1.5 million, compared to $4.5 million in the six months ended June 30, 2018.
Other Income and Expense, Income Taxes and Net Loss
Interest expense, net was $9.9 million in the three months ended June 30, 2019, compared to $8.1 million in the three months ended June 30, 2018. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $1.3 million in the three months ended June 30, 2019 and $1.2 million in the three months ended June 30, 2018. Interest expense, net was $19.3 million in the six months ended June 30, 2019, compared to $15.3 million in the six months ended June 30, 2018. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $2.6 million in the six months ended June 30, 2019 and $2.5 million in the six months ended June 30, 2018. The increase in interest expense in both the three and six months ended June 30, 2019 compared to the same periods in the prior year is primarily due to an increase in non-cash amortization of the Second Lien Note discount as well as increased interest expense on the Company's Revolving B Credit Facility, which it entered into in June 2018. (see Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements).
Other income, net was $2.5 million in the three months ended June 30, 2019, compared to other expense, net of $0.7 million in the three months ended June 30, 2018. Included in other income (expense), net in the three months ended June 30, 2019 and the three months ended June 30, 2018 was net pension benefit of $1.5 million and $2.0 million, respectively. The remaining other income (expense), net for the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a foreign currency gain of $1.0 million in the three months ended June 30, 2019, compared to a foreign currency loss of $2.6 million in the three months ended June 30, 2018.
Other income, net was $4.1 million in both the six months ended June 30, 2019 and the six months ended June 30, 2018. Included in other income (expense), net in the six months ended June 30, 2019 and the six months ended June 30, 2018 was net pension benefit of $3.1 million and $3.9 million, respectively. The remaining other income (expense), net for the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a foreign currency gain of $1.0 million in the six months ended June 30, 2019, compared to a foreign currency gain of $0.2 million in the six months ended June 30, 2018.
Loss before income taxes was $8.5 million in the three months ended June 30, 2019, compared to $10.0 million in the three months ended June 30, 2018. The decrease in the loss before income taxes in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily the result of other income, net of $2.5 million in the three months ended June 30, 2019, compared to other expense, net of $0.7 million in the three months ended June 30, 2018, partially offset by increased interest expense in the three months ended June 30, 2019. Loss before income taxes was $16.7 million in the six months ended June 30, 2019, compared to $15.6 million in the six months ended June 30, 2018. The decrease in operating loss in the six months ended June 30, 2019 was more than offset by increased interest expense in that period, resulting in a higher loss before income taxes in the six months ended June 30, 2019 compared to the same period last year.
The Company recorded an income tax benefit of $0.2 million in the three months ended June 30, 2019, compared to $1.4 million in the three months ended June 30, 2018 and an income tax benefit of $0.4 million in the six months ended June 30, 2019, compared to $2.0 million in the six months ended June 30, 2018. The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended June 30, 2019 was 2.6% as compared to 14.4% in the three months ended June 30, 2018. The effective tax rate in the six months ended June 30, 2019 was 2.4% as compared to 12.5% in the six months ended June 30, 2018. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the inclusion of foreign earnings under Internal Revenue Code ("IRC") Section 951A, and the impact of the foreign income tax rate differential.
Net loss was $8.3 million in the three months ended June 30, 2019, compared to $8.5 million in the three months ended June 30, 2018, and $16.3 million in the six months ended June 30, 2019, compared to $13.7 million in the six months ended June 30, 2018.

Liquidity and Capital Resources
Liquidity
Cash and cash equivalents increased (decreased) as follows:

	Six Months Ended
	June 30,
(Dollar amounts in millions)	2019	2018
Net cash used in operating activities	$(5.3)	$(20.6)
Net cash used in investing activities	(2.6)	(3.4)
Net cash from financing activities	5.7	19.7
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Net change in cash and cash equivalents	$(2.1)	$(4.5)
The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:

•
Higher accounts receivable at June 30, 2019 compared to December 31, 2018 resulted in a cash flow use of $13.4 million in the six months ended June 30, 2019, compared to a cash flow use of $17.3 million in the six months ended June 30, 2018. Average receivable days outstanding was steady at 54.5 days in the six months ended June 30, 2019 compared to 53.6 days for the six months ended June 30, 2018.

•
Lower inventory levels at June 30, 2019 compared to December 31, 2018 resulted in a cash flow source of $3.2 million in the six months ended June 30, 2019 compared to a higher inventory levels at June 30, 2018 compared to December 30, 2017, which resulted in a cash flow use of $10.8 million in the six months ended June 30, 2018. Average days sales in inventory was 133.0 days for the six months ended June 30, 2019 compared to 129.8 days for the six months ended June 30, 2018. The increase in average days sales in inventory is primarily due to the higher price of the inventory on-hand as a result of increased commodity pricing within the market.

•
An increase in total accounts payable and accrued and other current liabilities compared to December 31, 2018 resulted in a $2.0 million cash flow source in the six months ended June 30, 2019 compared to a cash flow source of $11.6 million in the six months ended June 30, 2018. Accounts payable days outstanding was 42.5 days for the six months ended June 30, 2019 compared to 43.1 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	As of
(Dollar amounts in millions)	June 30, 2019	December 31, 2018	Working Capital Increase (Decrease)
Working capital	$191.0	$198.2	$(7.2)
Cash and cash equivalents	6.5	8.7	(2.2)
Accounts receivable	93.3	79.8	13.5
Inventories	157.7	160.7	(3.0)
Accounts payable	48.5	42.7	(5.8)
Accrued and other current liabilities	13.1	16.6	3.5
Operating lease liabilities	6.7	—	(6.7)
Approximately $2.1 million of the Company’s consolidated cash and cash equivalents balance of $6.5 million at June 30, 2019 resided in the United States.
The decrease in net cash used in investing activities to $2.6 million during the six months ended June 30, 2019 from $3.4 million in the six months ended June 30, 2018 is due to a decrease in cash paid for capital expenditures, primarily purchases of warehouse equipment. Management expects capital expenditures will be approximately $4.0 million to $6.0 million for the full-year 2019.
During the six months ended June 30, 2019, the net cash from financing activities of $5.7 million was attributable to proceeds from borrowings under the Company's revolving credit facilities, as well as proceeds from short-term borrowings, which were primarily from the initial borrowings on the Company's Chinese subsidiary's new local credit facility. During the six months ended June 30, 2018, the net cash from financing activities of $19.7 million was primarily attributable to net proceeds of $21.9 million from borrowings under the Company's revolving credit facilities, partially offset by net repayments of short-term borrowings under the Company's foreign line of credit in France and payments made in connection with the Company's build-to-suit liability.
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

Under the Expanded ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. As of June 30, 2019, the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 70.9% on eligible inventory.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the Expanded ABL Credit Agreement) when the Company's liquidity (as defined in the Expanded ABL Credit Agreement), is less than $12.5 million for five consecutive days. The Company was not in a Covenant Testing Period as of and for the three months ended June 30, 2019.
Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain its liquidity (as defined in the Expanded ABL Credit Agreement, inclusive of certain cash balances and the additional unrestricted borrowing capacity shown below) in excess of $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the Expanded Credit Facility Agreement (“Cash Dominion”). Based on the Company's cash projections, it does not anticipate that Cash Dominion will occur, or that it will be in a Covenant Testing Period during the next 12 months.
Additional unrestricted borrowing capacity under the Revolving A Credit Facility as of June 30, 2019 was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(2.3)
Current maximum borrowing capacity	122.7
Current borrowings	(112.0)
Additional unrestricted borrowing capacity	$10.7
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
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of June 30, 2019, the French subsidiary has borrowings of $5.6 million under their local credit facility.
In May 2019, the Company's Chinese subsidiary entered into a local credit facility, which expires on February 18, 2020, under which it may borrow short term loans for up to 90 days in United States Dollars or Chinese Yuan up to the equivalent of 25.0 million Chinese Yuan. Under the terms of the loan agreement, borrowings on the Chinese subsidiary's credit facility are charged interest at a rate of 3.60%. The Chinese subsidiary utilizes the local credit facility to finance its trading activities and all borrowings are guaranteed by the Chinese subsidiary's outstanding accounts receivable. As of June 30, 2019, the Chinese subsidiary had borrowings of $2.4 million under their local credit facility. Subsequent to June 30, 2019, the Company repaid $1.0 million of the borrowings outstanding on the Chinese subsidiary's credit facility.
Interest expense in the six months ended June 30, 2019 and the six months ended June 30, 2018 was $19.3 million and $15.3 million, respectively, of which $3.5 million and $3.0 million, respectively, was cash interest.
As of June 30, 2019, the Company had $2.3 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the Expanded ABL Credit Agreement, the Second Lien Notes, and the Company's foreign credit facilities refer to Note 6 - Debt to the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2019. Further, we do not believe that the new accounting guidance implemented in 2019 materially changed our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President, Finance and Administration (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A. M. Castle & Co.
(Registrant)
Date:	August 14, 2019	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)