Form 10-Q
period 2019-09-30
A. M. Castle & Co.
filed 2019-11-12
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended September 30, 2019
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
Yes  ☒ No  ☐
The number of shares outstanding of the registrant’s common stock as of November 5, 2019 was 3,649,658 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,499	$8,668
Accounts receivable, less allowances of $1,847 and $1,364, respectively	87,859	79,757
Inventories	150,126	160,686
Prepaid expenses and other current assets	7,726	14,344
Income tax receivable	2,139	1,268
Total current assets	255,349	264,723
Goodwill and intangible assets	8,176	8,176
Prepaid pension cost	2,320	1,754
Deferred income taxes	1,260	1,261
Operating right-of-use assets	30,054	—
Other noncurrent assets	401	1,278
Property, plant and equipment:
Land	5,578	5,577
Buildings	20,911	21,218
Machinery and equipment	40,356	38,394
Property, plant and equipment, at cost	66,845	65,189
Accumulated depreciation	(17,420)	(11,989)
Property, plant and equipment, net	49,425	53,200
Total assets	$346,985	$330,392
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$47,758	$42,719
Accrued and other current liabilities	13,203	16,631
Operating lease liabilities	6,422	—
Income tax payable	670	1,589
Short-term borrowings	4,028	5,498
Current portion of finance leases	614	119
Total current liabilities	72,695	66,556
Long-term debt, less current portion	262,077	245,966
Deferred income taxes	6,564	7,540
Finance leases, less current portion	8,347	61
Build-to-suit liability	—	9,975
Other noncurrent liabilities	2,929	3,334
Pension and postretirement benefit obligations	6,290	6,321
Noncurrent operating lease liabilities	23,464	—
Commitments and contingencies (see Note 13)
Stockholders’ deficit:
Common stock, $0.01 par value—200,000 Class A shares authorized with 3,818 shares issued and 3,650 shares outstanding at September 30, 2019, and 3,803 shares issued and outstanding at December 31, 2018	38	38
Additional paid-in capital	59,854	55,421
Accumulated deficit	(78,729)	(50,472)
Accumulated other comprehensive loss	(16,090)	(14,348)
Treasury stock, at cost — 168 shares at September 30, 2019 and no shares at December 31, 2018	(454)	—
Total stockholders’ deficit	(35,381)	(9,361)
	$346,985	$330,392

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$136,113	$148,109	$433,570	$444,396
Costs and expenses:
Cost of materials (exclusive of depreciation)	103,019	110,896	323,918	331,861
Warehouse, processing and delivery expense	18,759	21,092	59,577	62,612
Sales, general and administrative expense	16,048	16,871	49,027	50,393
Depreciation expense	2,055	2,227	6,306	6,965
Total costs and expenses	139,881	151,086	438,828	451,831
Operating loss	(3,768)	(2,977)	(5,258)	(7,435)
Interest expense, net	10,204	8,746	29,503	24,001
Other income, net	(697)	(3,000)	(4,779)	(7,101)
Loss before income taxes	(13,275)	(8,723)	(29,982)	(24,335)
Income tax benefit	(1,079)	(2,068)	(1,479)	(4,026)
Net loss	$(12,196)	$(6,655)	$(28,503)	$(20,309)

Basic and diluted loss per common share	$(5.49)	$(3.33)	$(13.11)	$(10.15)

Comprehensive loss:
Net loss	$(12,196)	$(6,655)	$(28,503)	$(20,309)
Change in unrecognized pension and postretirement benefit costs, net of tax	23	—	69	—
Foreign currency translation adjustments, net of tax	(1,068)	(1,014)	(1,811)	(3,013)
Comprehensive loss	$(13,241)	$(7,669)	$(30,245)	$(23,322)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net loss	$(28,503)	$(20,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,306	6,965
Amortization of deferred financing costs and debt discount	8,511	5,762
Loss (gain) on sale of property, plant and equipment	210	(4)
Unrealized foreign currency gain	(223)	(784)
Noncash interest paid in kind	11,810	9,755
Noncash rent expense	544	—
Noncash compensation expense	1,715	2,063
Deferred income taxes	(2,016)	(4,188)
Other, net	—	463
Changes in assets and liabilities:
Accounts receivable	(8,356)	(15,253)
Inventories	10,029	(14,324)
Prepaid expenses and other current assets	5,873	(3,614)
Other noncurrent assets	(134)	540
Prepaid pension costs	(566)	(2,065)
Accounts payable	5,093	8,947
Income tax payable and receivable	(1,805)	(83)
Accrued and other current liabilities	(3,451)	1,791
Lease liabilities	(340)	—
Pension and postretirement benefit obligations and other noncurrent liabilities	(111)	(287)
Net cash from (used in) operating activities	4,586	(24,625)
Investing activities:
Capital expenditures	(3,530)	(4,909)
Proceeds from sale of property, plant and equipment	442	53
Net cash used in investing activities	(3,088)	(4,856)
Financing activities:
Proceeds from long-term debt including credit facilities	3,500	45,454
Repayments of long-term debt including credit facilities	(4,488)	(17,600)
Repayments of short-term borrowings, net	(1,238)	(607)
Principal paid on financing leases	(454)	—
Payments of debt issue costs	—	(499)
Payments of build-to-suit liability	—	(897)
Net cash (used in) from financing activities	(2,680)	25,851
Effect of exchange rate changes on cash and cash equivalents	13	(118)
Net change in cash and cash equivalents	(1,169)	(3,748)
Cash and cash equivalents - beginning of year	8,668	11,104
Cash and cash equivalents - end of period	$7,499	$7,356

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	3,803	—	$38	$—	$53,212	$(26,981)	$(4,668)	$21,601
Net loss	—	—	—	—	—	(6,655)	—	(6,655)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,014)	(1,014)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect	—	—	—	—	—	—	—	—
Reclassification to equity of interest paid in kind attributable to conversion option, net of $0 tax effect	—	—	—	—	1,169	—	—	1,169
Share-based compensation	—	—	—	—	454	—	—	454
Vesting of restricted shares and other	—	—	—	—	37	—	—	37
Balance as of September 30, 2018	3,803	—	$38	$—	$54,872	$(33,636)	$(5,682)	$15,592

Balance as of June 30, 2019	3,818	(168)	$38	$(454)	$58,556	$(66,533)	$(15,045)	$(23,438)
Net loss	—	—	—	—	—	(12,196)	—	(12,196)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,068)	(1,068)
Change in unrecognized pension and postretirement benefit costs, net of $0 tax effect	—	—	—	—	—	—	23	23
Reclassification to equity of interest paid in kind attributable to conversion option, net of $326 tax effect	—	—	—	—	927	—	—	927
Share-based compensation	—	—	—	—	371	—	—	371
Vesting of restricted shares and other	—	—	—	—	—	—	—	—
Balance as of September 30, 2019	3,818	(168)	$38	$(454)	$59,854	$(78,729)	$(16,090)	$(35,381)

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2017	3,734	—	$37	$—	$49,944	$(13,327)	$(2,669)	$33,985
Net loss	—	—	—	—	—	(20,309)	—	(20,309)
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,013)	(3,013)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect	—	—	—	—	—	—	—	—
Reclassification to equity of interest paid in kind attributable to conversion option, net of $0 tax effect	—	—	—	—	3,447	—	—	3,447
Share-based compensation	69	—	—	—	1,362	—	—	1,362
Vesting of restricted shares and other	—	—	1	—	119	—	—	120
Balance as of September 30, 2018	3,803	—	$38	$—	$54,872	$(33,636)	$(5,682)	$15,592

Balance as of December 31, 2018	3,803	—	$38	$—	$55,421	$(50,472)	$(14,348)	$(9,361)
Cumulative effect from adoption of the new lease standard (Leases: Topic 842) (Note 8)	—	—	$—	—	—	246	—	246
Net loss	—	—	—	—	—	(28,503)	—	(28,503)
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,811)	(1,811)
Change in unrecognized pension and postretirement benefit costs, net of $0 tax effect	—	—	—	—	—	—	69	69
Reclassification to equity of interest paid in kind attributable to conversion option, net of $961 tax effect	—	—	—	—	2,735	—	—	2,735
Share-based compensation	—	—	—	—	1,143	—	—	1,143
Vesting of restricted shares and other	15	(168)	—	(454)	555	—	—	101
Balance as of September 30, 2019	3,818	(168)	$38	$(454)	$59,854	$(78,729)	$(16,090)	$(35,381)

The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The Condensed Consolidated Financial Statements of A.M. Castle & Co. and its consolidated subsidiaries (collectively, the "Company") included herein and the Notes thereto have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2018 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The operating results for the three and nine months ended September 30, 2019, as reported herein, may not necessarily be indicative of the Company’s operating results for the full year.
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
The adoption of ASC 842 resulted in recognition of additional operating right of use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets as of January 1, 2019 of $35,508 and $35,470, respectively. Additionally, the Company’s build-to-suit financing obligation has been classified as a finance lease liability, resulting in a $246 adjustment to the Company’s beginning accumulated deficit. The adoption of Topic 842 did not have a material effect on the Company's consolidated net loss or liquidity. The Company has reclassified certain prior year presentations to conform to the current period presentation under ASC 842. Refer to Note 8 - Leases, for further information and disclosures related to the adoption of ASC 842.

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
(3) Revenue
The Company recognizes revenue from the sale of products when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the three and nine months ended September 30, 2019 and September 30, 2018, respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the Company's business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company records revenue from shipping and handling charges in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three months ended September 30, 2019 and September 30, 2018, shipping and handling costs included in warehouse, processing and delivery expenses were $5,869 and $6,662, respectively. In the nine months ended September 30, 2019 and September 30, 2018, shipping and handling costs included in warehouse, processing and delivery expenses were $18,165 and $20,267, respectively. As a practical expedient under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
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

Accounts receivable allowance for doubtful accounts and credit memos activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance, beginning of period	$1,701	$1,678	$1,364	$1,586
Add Provision charged to expense(a)	142	(139)	529	34
Recoveries	7	10	18	36
Less Charges against allowance	(3)	(449)	(64)	(556)
Balance, end of period	$1,847	$1,100	$1,847	$1,100
(a) Includes the net amount of credit memos reserved and issued.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Net sales exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
United States	$89,407	$97,679	$278,430	$289,178
Canada	9,916	11,402	33,464	35,677
Mexico	11,700	16,767	37,221	48,305
France	13,013	11,944	41,638	38,981
China	7,751	6,129	29,329	19,945
All other countries	4,326	4,188	13,488	12,310
Total	$136,113	$148,109	$433,570	$444,396
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

The following table is a reconciliation of the basic and diluted loss per common share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(12,196)	$(6,655)	$(28,503)	$(20,309)
Denominator:
Weighted average common shares outstanding	2,221	2,000	2,174	2,000
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted loss per common share	2,221	2,000	2,174	2,000

Basic loss per common share	$(5.49)	$(3.33)	$(13.11)	$(10.15)
Diluted loss per common share	$(5.49)	$(3.33)	$(13.11)	$(10.15)
Excluded outstanding share-based awards having an anti-dilutive effect	1,429	1,803	1,488	1,803
The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s Second Lien Notes, as they were anti-dilutive under the if-converted method.
The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share. In future periods, absent a fundamental change (as defined in the Second Lien Notes Indenture, which is described in Note 6 - Debt), the outstanding Second Lien Notes could increase diluted average shares outstanding by a maximum of approximately 50,500 shares.
(5) Goodwill and Intangible Asset
As of both September 30, 2019 and December 31, 2018, the Company had goodwill with a carrying value of $2,676, none of which is tax deductible. There were no changes in the amount of goodwill recognized in the nine months ended September 30, 2019. The Company's other intangible asset is comprised of an indefinite-lived trade name, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both September 30, 2019 and December 31, 2018.
The Company tests both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

(6) Debt
Long-term debt consisted of the following:

	As of
	September 30, 2019	December 31, 2018
LONG-TERM DEBT
5.00% / 7.00% Second Lien Notes due August 31, 2022(a)	$190,325	$180,894
Floating rate Revolving A Credit Facility due February 28, 2022	107,500	108,488
12.00% Revolving B Credit Facility due February 28, 2022(b)	25,021	22,875
Less: unvested restricted Second Lien Notes(c)	(673)	(1,378)
Less: unamortized discount	(59,774)	(64,491)
Less: unamortized debt issuance costs	(322)	(422)
Total long-term debt	262,077	245,966
Less: current portion of long-term debt	—	—
Total long-term portion	$262,077	$245,966
(a) Included in balance is interest paid in kind of $21,881 as of September 30, 2019 and $12,217 as of December 31, 2018.
(b) Included in balance is interest paid in kind of $3,521 as of September 30, 2019 and $1,375 as of December 31, 2018.
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
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the three and nine months ended September 30, 2019 was 5.29% and 5.47%, respectively, and 5.21% and 4.74% for the three and nine months ended September 30, 2018, respectively. The weighted average facility fee for each such quarter was 0.25%. The Company pays certain customary recurring fees with respect to the Expanded ABL Credit Agreement. Interest expense related to the Revolving B Credit Facility of $744 and $2,145 was paid in kind in the three and nine months ended September 30, 2019, respectively, and $558 and $738 was paid in kind in the three and nine months ended September 30, 2018, respectively.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the Expanded ABL Credit Agreement) when the Company's liquidity (as defined in the Expanded ABL Credit Agreement) is less than $12,500. The Company is not in a Covenant Testing Period as of September 30, 2019.
Unamortized debt issuance costs of $322 associated with the Expanded ABL Credit Agreement were recorded as a reduction in long-term debt as of September 30, 2019.
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
The Second Lien Notes may not be redeemed by the Company in whole or in part at any time, except the Company may be required to make an offer to purchase Second Lien Notes using the proceeds of certain material asset sales involving the Company or one of its restricted subsidiaries, as described more particularly in the Second Lien Notes Indenture. In addition, if a Fundamental Change occurs at any time, each holder of any Second Lien Notes has the right to require the Company to repurchase such holder’s Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
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
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, the Company is currently paying interest on the Second Lien Notes in kind. Interest expense related to the Second Lien Notes of $3,277 and $9,664 was paid in kind in the three and nine months ended September 30, 2019, respectively, and $3,058 and $9,017 in the three and nine months ended September 30, 2018, respectively.
Upon satisfaction of certain conditions more particularly described in the Second Lien Notes Indenture, including the deposit in trust of cash or securities sufficient to pay the principal of and interest and any premium on the Second Lien Notes, the Company may effect a covenant defeasance of certain of the covenants imposing financial and operating restrictions on the Company’s business. In addition, and subject to certain exceptions as more particularly described in the Second Lien Notes Indenture, the Company may amend, supplement or waive provisions of the Second Lien Notes Indenture with the consent of holders representing a majority in aggregate principal amount of the Second Lien Notes, and may in effect release collateral from the liens securing the Second Lien Notes with the consent of holders representing 66-2/3% in aggregate principal amount of the Second Lien Notes.
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of September 30, 2019 and December 31, 2018, the French subsidiary had borrowings of $3,236 and $5,498, respectively, under their local credit facility.
On May 15, 2019, the Company's Chinese subsidiary entered into a local credit facility, which expires on February 18, 2020, under which it may borrow short term loans for up to 90 days in United States Dollars or Chinese Yuan up to the equivalent of 25,000 Chinese Yuan. Under the terms of the agreement, borrowings on the Chinese subsidiary's credit facility are currently charged interest at a rate of 4.79%. The Chinese subsidiary utilizes the local credit facility to finance its trading activities and all borrowings are guaranteed by the Chinese subsidiary's outstanding accounts receivable. As of September 30, 2019, the Chinese subsidiary had borrowings of $792 under its local credit facility.

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
The Company’s pension plan asset portfolio as of September 30, 2019 and December 31, 2018 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee of the pension plan by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
As of September 30, 2019, the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $183,131 compared to a carrying value of $190,325. As of December 31, 2018, the fair value of the Company's Second Lien Notes, including the conversion option, was estimated to be $174,063 compared to a carrying value of $180,894. The fair value of the Second Lien Notes, including the conversion option, falls within Level 3 of the fair value hierarchy. The fair value of the Second Lien Notes was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Second Lien Notes.
The following valuation assumptions were used in determining the fair value of the Second Lien Notes, including the conversion option, as of September 30, 2019:

Risk-free interest rate	2.48%
Credit spreads	18.96%
PIK premium spread	2.00%
Volatility	50.00%
As of September 30, 2019, the fair value of the Company's Revolving B Credit Facility was estimated to be $24,307 compared to a carrying value of $25,021. As of December 31, 2018, the fair value of the Company's Revolving B Credit Facility was estimated to be $22,124 compared to a carrying value of $22,875.The fair value of the Revolving B Credit Facility was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

Given the short-term nature and/or the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility, the French subsidiary's foreign line of credit and the Chinese subsidiary's foreign line of credit approximated the carrying value as of September 30, 2019.
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
As a result of the adoption of ASC 842, the Company's build-to-suit liability recognized under the previous guidance was reclassified to a finance leases liability in the Condensed Consolidated Balance Sheet and is presented as such as of September 30, 2019.
None of the Company's lease agreements contain significant residual value guarantees, restrictions, or covenants.

Lease-related assets and liabilities consisted of the following:

	Classification on the Balance Sheet	September 30, 2019
ASSETS
Operating lease assets	Operating right-of-use assets	$30,054
Finance lease assets	Property, plant and equipment, net	10,555
Total lease assets		40,609

LIABILITIES
Current
Operating	Operating lease liabilities	$6,422
Finance	Current portion of finance leases	614
Noncurrent
Operating	Noncurrent operating lease liabilities	23,464
Finance	Finance leases, less current portion	8,347
Total lease liabilities		$38,847

Weighted average remaining lease term
Operating leases		5.8 years
Finance leases		11.1 years
Weighted average discount rate
Operating leases		5.2%
Finance leases		4.7%
Lease-related expenses for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease expense:
Amortization of finance lease assets	$261	$784
Interest on finance lease liabilities	105	321
Operating lease expense	2,127	6,444
Variable lease expense	143	474
Short-term lease expense	6	28
Sublease income (1)	(158)	(586)
Total lease expense	$2,484	$7,465
(1) Relates primarily to one property subleased through September 2020.
Lease-related supplemental cash flow information for the nine months ended September 30, 2019 was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(6,322)
Operating cash flows for finance leases	(321)
Financing cash flows for finance leases	(454)
Lease obligations obtained in exchange for right-of-use assets
Operating leases	812

Maturities of lease liabilities as of September 30, 2019 were as follows:

Year ending December 31,	Finance Leases	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$260	$1,899
2020	991	7,517
2021	955	6,702
2022	975	5,664
2023	992	4,762
Later years	7,377	8,010
Total lease payments	11,550	34,554
Less: imputed interest	(2,589)	(4,668)
Total lease obligations	$8,961	$29,886
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
Total rental payments charged to expense for operating leases under ASC 840 were $2,118 and $6,258 during the three and nine months ended September 30, 2018, respectively.
(9) Stockholders’ Equity
The components of accumulated other comprehensive loss are as follows:

	As of
	September 30, 2019	December 31, 2018
Unrecognized pension and postretirement benefit costs, net of tax	$(9,084)	$(9,153)
Foreign currency translation losses, net of tax	(7,006)	(5,195)
Total accumulated other comprehensive loss	$(16,090)	$(14,348)
Changes in accumulated other comprehensive loss by component in the three months ended September 30, 2019 and September 30, 2018 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Beginning Balance	$(9,107)	$34	$(5,938)	$(4,702)	$(15,045)	$(4,668)
Other comprehensive loss before reclassifications, net of tax	—	—	(1,068)	(1,014)	(1,068)	(1,014)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	23	—	—	—	23	—
Net current period other comprehensive income (loss)	23	—	(1,068)	(1,014)	(1,045)	(1,014)
Ending Balance	$(9,084)	$34	$(7,006)	$(5,716)	$(16,090)	$(5,682)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the three months ended September 30, 2019 and September 30, 2018.

Changes in accumulated other comprehensive loss by component in the nine months ended September 30, 2019 and September 30, 2018 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Beginning Balance	$(9,153)	$34	$(5,195)	$(2,703)	$(14,348)	$(2,669)
Other comprehensive loss before reclassifications, net of tax	—	—	(1,811)	(3,013)	(1,811)	(3,013)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	69	—	—	—	69	—
Net current period other comprehensive income (loss)	69	—	(1,811)	(3,013)	(1,742)	(3,013)
Ending Balance	$(9,084)	$34	$(7,006)	$(5,716)	$(16,090)	$(5,682)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the nine months ended September 30, 2019 and September 30, 2018.

Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$(12)	$—	$(38)	$—
Actuarial loss (a)	(11)	—	(31)	—
Total before tax	(23)	—	(69)	—
Tax effect	—	—	—	—
Total reclassifications for the period, net of tax	$(23)	$—	$(69)	$—
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

A summary of the activity of the Company's Restricted Shares as of September 30, 2019 and in the nine months then ended follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	1,803	3.19
Granted	15	1.77
Forfeited	(168)	3.14
Vested	(222)	3.52
Outstanding at September 30, 2019	1,428	3.13
Expected to vest after September 30, 2019	1,428	3.13
On September 10, 2018, the Board of Directors granted 664 performance share units as awards under the MIP ("PSUs") to non-executive senior level managers and other select personnel, and has granted additional PSUs since that date. The PSUs contain a performance-based condition tied to the enterprise value of the Company. Each PSU that vests will entitle the participant to receive one share of the Company's common stock. Vesting occurs upon achievement of a defined enterprise value of the Company, with 50% vesting upon achievement of the defined enterprise value between the performance period September 30, 2020 and September 30, 2022 and the remaining 50% vesting upon the achievement of the defined enterprise value as a result of a specified transaction, as defined in the PSU agreement, on or before September 30, 2022. At the discretion of the Company's Board of Directors, payment can be made in stock, cash, or a combination of both.
Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of September 30, 2019, there are 791 PSUs outstanding and no compensation expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition had not been met.
As of September 30, 2019, the unrecognized share-based compensation expense related to unvested Restricted Shares was $1,381 and is expected to be recognized over a weighted-average period of approximately 0.9 years. Forfeitures are accounted for as they occur.
As of September 30, 2019, the unrecognized share-based compensation expense related to the outstanding Restricted Notes was $567 and is expected to be recognized over a weighted-average period of approximately 0.9 years. The Company will recognize this compensation expense on a straight-line basis over the remaining three-year vesting period using the fair value of the Restricted Notes at the issue date.
(11) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit credit are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$106	$117	$318	$351
Interest cost	1,322	1,225	3,966	3,675
Expected return on assets	(1,531)	(1,971)	(4,593)	(5,913)
Amortization of prior service cost	12	—	38	—
Amortization of actuarial loss	11	—	31	—
Net periodic pension and postretirement benefit credit	$(80)	$(629)	$(240)	$(1,887)
Contributions paid	$—	$—	$—	$—
The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2019.
The Company was party to a multi-employer pension plan from which the Company determined to withdraw. At September 30, 2019, the total estimated liability to withdraw from the plan was $3,169. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets and the long-term liability of $2,929 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(12) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
In the three months ended September 30, 2019, the Company recorded income tax benefit of $1,079 on a loss before income taxes of $13,275, for an effective tax rate of 8.1%. In the three months ended September 30, 2018, the Company recorded income tax benefit of $2,068 on a loss before income taxes of $8,723, for an effective tax rate of 23.7%.
In the nine months ended September 30, 2019, the Company recorded income tax benefit of $1,479 on a loss before income taxes of $29,982, for an effective tax rate of 4.9%. In the nine months ended September 30, 2018, the Company recorded income tax benefit of $4,026 on a loss before income taxes of $24,335, for an effective tax rate of 16.5%.
The most significant factors impacting the effective tax rate in the three and nine months ended September 30, 2019 were (i) the recording of the period expense associated with the quasi territorial tax regime called the Global Intangible Low Taxed Income Inclusion (“GILTI”), (ii) the foreign rate differential, and (iii) changes in valuation allowances in the United States and Canada.
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

Results of Operations
The following tables set forth certain statement of operations data in each period indicated:

	Three Months Ended September 30,
	2019		2018		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$136.1	100.0%	$148.1	100.0%	$(12.0)	(8.1)%
Cost of materials (exclusive of depreciation)	103.0	75.7%	110.9	74.9%	7.9	7.1%
Operating costs and expenses	36.9	27.1%	40.2	27.1%	3.3	8.2%
Operating loss	$(3.8)	(2.8)%	$(3.0)	(2.0)%	$(0.8)	26.7%

	Nine Months Ended September 30,
	2019		2018		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Nine Month $ Change	Nine Month % Change

Net sales	$433.6	100.0%	$444.4	100.0%	$(10.8)	(2.4)%
Cost of materials (exclusive of depreciation)	323.9	74.7%	331.9	74.7%	8.0	2.4%
Operating costs and expenses	114.9	26.5%	120.0	27.0%	5.1	4.3%
Operating loss	$(5.3)	(1.2)%	$(7.4)	(1.7)%	$2.1	28.4%

Net Sales
Net sales of $136.1 million in the three months ended September 30, 2019 decreased $12.0 million, or 8.1%, compared to $148.1 million in the three months ended September 30, 2018. The decrease in net sales in the current quarter compared to the prior year quarter was a result of a decrease in tons sold per day, partially offset by an increase in selling prices and a favorable sales mix. Tons sold per day for the Company's products decreased by 25.9% in the three months ended September 30, 2019 compared to the same quarter in the prior year driven primarily by decreased sales volumes of carbon flat roll, alloy bar products, SBQ bar and stainless partially offset by increases in tons sold per day of aluminum products.
Commodities pricing increases continue to have a favorable impact on the Company's selling prices. Overall average selling prices of the Company's product mix sold increased 24.3% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 with favorable selling prices realized on a majority of the commodities that the Company sells. The most favorable selling prices were realized on the Company's highest selling commodities including carbon and alloy plate, alloy bar, aluminum, and stainless.
Net sales of $433.6 million in the nine months ended September 30, 2019 decreased $10.8 million, or 2.4%, compared to $444.4 million in the nine months ended September 30, 2018. Overall average selling prices of the Company's product mix sold increased 22.8% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Tons sold per day for the Company's products decreased by 19.9% in the nine months ended September 30, 2019 compared to the first nine months of the prior year. The decrease in tons sold was a result of an overall trend towards lower sales volumes in the market and a change in product mix sold by the Company through the first nine months of 2019. The Company expects the trend towards lower sales with a more favorable product sales mix to continue for the remainder of the year as it focuses on profitable, high material margin sales in key markets rather than volume of tons sold.

Cost of Materials
Cost of materials (exclusive of depreciation) was $103.0 million in the three months ended September 30, 2019 compared to $110.9 million in the three months ended September 30, 2018. The three months ended September 30, 2019 included a one-time $1.3 million noncash charge for the write-down of inventory in conjunction with the Company's decision to exit a portion of its carbon flat-roll business in one of its Mexican operations ("Mexican inventory write-down"). The $7.9 million, or 7.1%, decrease between the three month periods is primarily due to the decrease in net sales volume compared to the same period last year, partially offset the Mexican inventory write-down. Cost of materials (exclusive of depreciation) was 75.7% of net sales in the three months ended September 30, 2019 compared to 74.9% of net sales in the three months ended September 30, 2018. Ongoing strength in commodity pricing and a favorable product mix towards sales of products with higher gross material margins (calculated as net sales less cost of materials divided by net sales) in the quarter was more than offset by the impact of the Mexican inventory write-town, resulting in a lower gross material margin in three months ended September 30, 2019 compared to the same quarter last year.
Cost of materials (exclusive of depreciation) was $323.9 million in the nine months ended September 30, 2019 compared to $331.9 million in the nine months ended September 30, 2018. The $8.0 million, or 2.4%, decrease between the nine month periods is primarily due to the decrease in net sales volume compared to the same period last year. Cost of materials (exclusive of depreciation) was 74.7% of net sales in both the nine months ended September 30, 2019 and the nine months ended September 30, 2018.
Operating Costs and Expenses and Operating Loss
Operating costs and expenses in each period indicated were as follows:

	Three Months Ended September 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2019	2018	Three Month $ Change	Three Month % Change
Warehouse, processing and delivery expense	$18.8	$21.1	$2.3	10.9%
Sales, general and administrative expense	16.0	16.9	0.9	5.3%
Depreciation expense	2.1	2.2	0.1	4.5%
Total operating costs and expenses	$36.9	$40.2	$3.3	8.2%
Operating costs and expenses decreased by $3.3 million from $40.2 million in the three months ended September 30, 2018 to $36.9 million in the three months ended September 30, 2019, primarily as a result of the following:
•Warehouse, processing and delivery expense decreased by $2.3 million primarily due to lower sales volume in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which resulted in a decrease in warehouse and freight costs as well as lower payroll and benefits costs.
•Sales, general and administrative expense decreased by $0.9 million primarily due to costs incurred in the three months ended September 30, 2018 for outside professional services related to the review of the Company’s information technology security processes and protocol for potential enhancement ("IT Security Costs"). There were not such costs incurred in the same period this year.
Operating loss in the three months ended September 30, 2019 was $3.8 million, compared to $3.0 million in the three months ended September 30, 2018.

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2019	2018	Nine Month $ Change	Nine Month % Change
Warehouse, processing and delivery expense	$59.6	$62.6	$3.0	4.8%
Sales, general and administrative expense	49.0	50.4	1.4	2.8%
Depreciation expense	6.3	7.0	0.7	10.0%
Total operating costs and expenses	$114.9	$120.0	$5.1	4.3%

Operating costs and expenses decreased by $5.1 million from $120.0 million in the nine months ended September 30, 2018 to $114.9 million in the nine months ended September 30, 2019, primarily as a result of the following:
•Warehouse, processing and delivery expense decreased by $3.0 million primarily due to a decrease in warehouse and freight costs, as well as lower payroll and benefits costs, resulting from lower sales volume in the nine months ended September 30, 2019 compared to the same period last year.
•Sales, general and administrative expense decreased by $1.4 million primarily the result of IT Security Costs incurred in the three months ended September 30, 2018, which were not incurred in the same period this year, and lower payroll and benefits costs in the nine months ended September 30, 2019 compared to nine months ended September 30, 2018.
Operating loss in the nine months ended September 30, 2019 was $5.3 million, compared to $7.4 million in the nine months ended September 30, 2018.
Other Income and Expense, Income Taxes and Net Loss
Interest expense, net was $10.2 million in the three months ended September 30, 2019, compared to $8.7 million in the three months ended September 30, 2018. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $1.3 million in the three months ended September 30, 2019 and $1.2 million in the three months ended September 30, 2018. Interest expense, net was $29.5 million in the nine months ended September 30, 2019, compared to $24.0 million in the nine months ended September 30, 2018. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $4.0 million in the nine months ended September 30, 2019 and $3.7 million in the nine months ended September 30, 2018. The increase in interest expense in both the three and nine months ended September 30, 2019 compared to the same periods in the prior year is primarily due to an increase in non-cash amortization of the 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “Second Lien Notes”) discount. Also contributing to the increase in interest expense in the nine months ended September 30, 2019 is additional non-cash interest expense on the Company's $25,000 revolving credit facility entered into in June 2018. (see Note 6 - Debt in the Notes to the Condensed Consolidated Financial Statements).
Other income, net was $0.7 million in the three months ended September 30, 2019, compared to $3.0 million in the three months ended September 30, 2018. Included in other income, net in the three months ended September 30, 2019 and the three months ended September 30, 2018 was net pension benefit of $1.5 million and $2.0 million, respectively. The remaining other income (expense), net for the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a foreign currency transaction loss of $0.8 million in the three months ended September 30, 2019, compared to a foreign currency transaction gain of $1.0 million in the three months ended September 30, 2018.
Other income, net was $4.8 million in the nine months ended September 30, 2019, compared to other income, net of $7.1 million in the nine months ended September 30, 2018. Included in other income (expense), net in the nine months ended September 30, 2019 and the nine months ended September 30, 2018 was net pension benefit of $4.6 million and $5.9 million, respectively. The remaining other income (expense), net for the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a foreign currency transaction gain of $0.2 million in the nine months ended September 30, 2019, compared to a foreign currency transaction gain of $1.2 million in the nine months ended September 30, 2018.
Loss before income taxes was $13.3 million in the three months ended September 30, 2019, compared to $8.7 million in the three months ended September 30, 2018. The increase in the loss before income taxes in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily the result of other income, net of only $0.7 million in the three months ended September 30, 2019, compared to other income, net of $3.0 million in the three months ended September 30, 2018, as well as higher interest expense of $10.2 million in the three months ended September 30, 2019, compared to $8.7 million in the three months ended September 30, 2018, the majority of which is attributable to non-cash amortization of the Second Lien Note discount and non-cash interest expense on the Company's $25,000 revolving credit facility entered into in June 2018. Loss before income taxes was $30.0 million in the nine months ended September 30, 2019, compared to $24.3 million in the nine months ended September 30, 2018. The decrease in operating loss in the nine months ended September 30, 2019 compared to the same period in the prior year was more than offset by higher interest expense and lower other income, net in the nine months ended September 30, 2019 compared to the same period last year.

The Company recorded an income tax benefit of $1.1 million in the three months ended September 30, 2019, compared to $2.1 million in the three months ended September 30, 2018 and an income tax benefit of $1.5 million in the nine months ended September 30, 2019, compared to $4.0 million in the nine months ended September 30, 2018. The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended September 30, 2019 was 8.1% as compared to 23.7% in the three months ended September 30, 2018. The effective tax rate in the nine months ended September 30, 2019 was 4.9% as compared to 16.5% in the nine months ended September 30, 2018. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the inclusion of foreign earnings under Internal Revenue Code ("IRC") Section 951A, and the impact of the foreign income tax rate differential.
Net loss was $12.2 million in the three months ended September 30, 2019, compared to $6.7 million in the three months ended September 30, 2018, and $28.5 million in the nine months ended September 30, 2019, compared to $20.3 million in the nine months ended September 30, 2018.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents increased (decreased) as follows:

	Nine Months Ended
	September 30,
(Dollar amounts in millions)	2019	2018
Net cash from (used in) operating activities	$4.6	$(24.6)
Net cash used in investing activities	(3.1)	(4.9)
Net cash (used in) from financing activities	(2.7)	25.9
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net change in cash and cash equivalents	$(1.2)	$(3.7)
The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:
•Higher accounts receivable at September 30, 2019 compared to December 31, 2018 resulted in a cash flow use of $8.4 million in the nine months ended September 30, 2019, compared to a cash flow use of $15.3 million in the nine months ended September 30, 2018. Average receivable days outstanding was 55.4 days in the nine months ended September 30, 2019 compared to 53.9 days for the nine months ended September 30, 2018.
•Lower inventory levels at September 30, 2019 compared to December 31, 2018 resulted in a cash flow source of $10.0 million in the nine months ended September 30, 2019 compared to a higher inventory levels at September 30, 2018 compared to December 30, 2017, which resulted in a cash flow use of $14.3 million in the nine months ended September 30, 2018. Average days sales in inventory was 133.4 days for the nine months ended September 30, 2019 compared to 131.5 days for the nine months ended September 30, 2018. The increase in average days sales in inventory is primarily due to the higher price of the inventory on-hand as a result of increased commodity pricing within the market.
•A decrease in prepaid expenses and other current assets at September 30, 2019 compared to December 31, 2018 resulted in a cash flow source of $5.9 million. The decrease was primarily due to a decrease in value added tax receivables from customers and the timing of certain prepayments to vendors.
•An increase in total accounts payable and accrued and other current liabilities compared to December 31, 2018 resulted in a $1.6 million cash flow source in the nine months ended September 30, 2019 compared to a cash flow source of $10.7 million in the nine months ended September 30, 2018. Accounts payable days outstanding was 41.7 days for the nine months ended September 30, 2019 compared to 42.8 days for the same period last year.

Working capital and the balances of its significant components are as follows:

	As of
(Dollar amounts in millions)	September 30, 2019	December 31, 2018	Working Capital Increase (Decrease)
Working capital	$182.7	$198.2	$(15.5)
Cash and cash equivalents	7.5	8.7	(1.2)
Accounts receivable	87.9	79.8	8.1
Inventories	150.1	160.7	(10.6)
Accounts payable	47.8	42.7	(5.1)
Accrued and other current liabilities	13.2	16.6	3.4
Operating lease liabilities	6.4	—	(6.4)
Approximately $2.3 million of the Company’s consolidated cash and cash equivalents balance of $7.5 million at September 30, 2019 resided in the United States.
The decrease in net cash used in investing activities to $3.1 million during the nine months ended September 30, 2019 from $4.9 million during the nine months ended September 30, 2018 is due to a decrease in cash paid for capital expenditures, primarily purchases of warehouse equipment. Management expects capital expenditures will be approximately $4.0 million to $5.0 million for the full-year 2019.
During the nine months ended September 30, 2019, net cash used in financing activities of $2.7 million was attributable to net principal repayments made by the Company on its revolving credit facility, as well as net repayments of short-term borrowings under the Company's foreign lines of credit in France and China. During the nine months ended September 30, 2018, the net cash from financing activities of $25.9 million was primarily attributable to net proceeds of $27.9 million from borrowings under the Company's revolving credit facilities, partially offset by net repayments of short-term borrowings under the Company's foreign line of credit in France and payments made in connection with the Company's build-to-suit liability.
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
Under the Expanded ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. As of September 30, 2019, the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 70.8% on eligible inventory.
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
The Company's Expanded ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the Expanded ABL Credit Agreement) when the Company's liquidity (as defined in the Expanded ABL Credit Agreement), is less than $12.5 million for five consecutive days. The Company was not in a Covenant Testing Period as of and for the three months ended September 30, 2019.
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
Additional unrestricted borrowing capacity under the Revolving A Credit Facility as of September 30, 2019 was as follows (in millions):

Maximum borrowing capacity	$125.0
Letters of credit and other reserves	(2.6)
Current maximum borrowing capacity	122.4
Current borrowings	(107.5)
Additional unrestricted borrowing capacity	$14.9
Also on August 31, 2017, the Company entered into an indenture (the “Second Lien Notes Indenture”) with Wilmington Savings Fund Society, FSB, as trustee and collateral agent (“Indenture Agent”) and, pursuant thereto, issued approximately $164,902 in aggregate principal amount of Second Lien Notes, including $2,400 of restricted

Second Lien Notes issued to certain members of the Company's management. The Second Lien Notes are five-year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the Expanded ABL Credit Agreement.
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
The Second Lien Notes may not be redeemed by the Company in whole or in part at any time, except the Company may be required to make an offer to purchase Second Lien Notes using the proceeds of certain material asset sales involving the Company or one of its restricted subsidiaries, as described more particularly in the Second Lien Notes Indenture. In addition, if a Fundamental Change occurs at any time, each holder of any Second Lien Notes has the right to require the Company to repurchase such holder’s Second Lien Notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
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
Upon satisfaction of certain conditions more particularly described in the Second Lien Notes Indenture, including the deposit in trust of cash or securities sufficient to pay the principal of and interest and any premium on the Second Lien Notes, the Company may effect a covenant defeasance of certain of the covenants imposing financial and operating restrictions on the Company’s business. In addition, and subject to certain exceptions as more particularly described in the Second Lien Notes Indenture, the Company may amend, supplement or waive provisions of the Second Lien Notes Indenture with the consent of holders representing a majority in aggregate principal amount of the Second Lien Notes, and may in effect release collateral from the liens securing the Second Lien Notes with the consent of holders representing 66-2/3% in aggregate principal amount of the Second Lien Notes.
Interest on the Second Lien Notes accrues at the rate of 5.00% if paid in cash and at the rate of 7.00% if paid in kind. Pursuant to the terms of the Second Lien Notes Indenture, the Company is currently paying interest on the Second Lien Notes in kind.

In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of September 30, 2019, the French subsidiary has borrowings of $3.2 million under their local credit facility.
In May 2019, the Company's Chinese subsidiary entered into a local credit facility, which expires on February 18, 2020, under which it may borrow short term loans for up to 90 days in United States Dollars or Chinese Yuan up to the equivalent of 25.0 million Chinese Yuan. Under the terms of the loan agreement, borrowings on the Chinese subsidiary's credit facility are currently charged interest at a rate of 4.79%. The Chinese subsidiary utilizes the local credit facility to finance its trading activities and all borrowings are guaranteed by the Chinese subsidiary's outstanding accounts receivable. As of September 30, 2019, the Chinese subsidiary had borrowings of $0.8 million under its local credit facility.
Interest expense in the nine months ended September 30, 2019 and the nine months ended September 30, 2018 was $29.5 million and $24.0 million, respectively, of which $5.2 million and $4.8 million, respectively, was cash interest.
As of September 30, 2019, the Company had $2.4 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the Expanded ABL Credit Agreement, the Second Lien Notes, and the Company's foreign credit facilities refer to Note 6 - Debt to the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2019. Further, we do not believe that the new accounting guidance implemented in 2019 materially changed our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President, Finance and Administration (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits
The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference:

Exhibit No.	Description
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	November 12, 2019	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)