Form 10-K/A
period 2019-12-31
A. M. Castle & Co.
filed 2020-03-19
CIK 18172

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed with the U.S. Security and Exchange Commission on February 27, 2020 (the “Original Filing”) by A. M. Castle & Co., a Maryland corporation ("A.M. Castle & Co.," the “Company,” “we,” or “us”). We are filing the Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our year ended December 31, 2019. In addition, the Company is revising Item 1A. “Risk Factors” to add a risk factor regarding the Coronavirus Disease 2019 (COVID-19). The reference on the cover page of the 2019 Form 10-K to the incorporation by reference of portions of the Company's definitive proxy statement into Part III of the 2019 Form 10-K is hereby deleted.
In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
No other changes have been made to the Form 10-K other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

A. M. Castle & Co.

PART I
ITEM 1A — Risk Factors
Our business and operations, and the operations of our suppliers and customers, may be adversely affected by the recent coronavirus (or COVID-19) outbreak.
We may face risks related to the recent outbreak of the Coronavirus Disease 2019 (COVID-19), which has been declared a “pandemic” by the World Health Organization as the disease has spread across the globe to many countries in which the Company does business and is impacting worldwide economic activity. The full impact of COVID-19 is unknown and rapidly evolving. Health epidemics or outbreaks of communicable diseases such as COVID-19 could result in widespread or localized health crises that could adversely affect general commercial activity and the economies and financial markets of many countries or localities in which the Company operates, sells, or purchases good and services. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. For example, in January and February 2020, our operations in China, along with most other businesses in the country, were required by local authorities to take an extended Lunar New Year holiday in an effort to mitigate the effects of the COVID-19 outbreak. The shutdown of our Chinese facility caused a delay in commercial operations of that operation, but did not otherwise have a material impact on results. Similar shutdowns or similar directives to “de-densify” worksites are being implemented, considered, and/or proposed by government authorities in Europe, cities and states in the United States, and other locations throughout the world. There can be no assurance that COVID-19 will not impact any of our branches or our business generally as a result of the virus’ potential impact on delays in supply chain, production and/or our customers. While each of our operations has prepared customized business continuity plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, and mitigating the potential impacts of COVID-19 or other similar epidemics, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic or epidemic may have, much of which is still entirely uncertain. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could have on our branches, the continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to continue operations, and the impact of the pandemic on various business activities in affected countries could adversely affect our financial condition, results of operations and cash flows. The extent to which COVID-19 impacts our business will depend on the severity, location and duration of the spread of COVID-19, and the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, and the actions undertaken by the leadership and employees of our Company as well as those of our suppliers, customers and other business partners.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
Board Structure
The structure and governance procedures of the Company's Board of Directors (the "Board") require each director nominee to be approved by the stockholders at each Annual Meeting. Each director elected at the Annual Meeting will hold office until the next succeeding annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation, or removal.
Board Membership Criteria
The Company’s Corporate Governance Guidelines set forth the process by which its Governance Committee identifies, evaluates, and recommends candidates for nomination to the Board. In making its recommendations of director nominees to the Board, the Governance Committee may also consider any advice and recommendations offered by the Company’s Chief Executive Officer, other directors, the stockholders of the Company, or any advisors the Governance Committee may retain. Any stockholder wishing to suggest a director candidate should submit his or her suggestion in writing to the attention of the Corporate Secretary of the Company, providing the candidate’s name and qualifications for service as a Board member, a document signed by the candidate indicating the candidate’s willingness to serve, if elected, and evidence of the stockholder’s ownership of the Company’s stock. Any stockholder who wishes to formally recommend individuals for nomination to the Board may do so in accordance with the Company’s Bylaws, which require advance notice to the Company and certain other information. A copy of the Company’s Bylaws was filed in the Company’s Form 8-A filed with the SEC on August 31, 2017 and is available at the SEC’s website or at the Company’s website. You also may request a free copy of the Company’s Bylaws by writing to the Secretary of the Company at 1420 Kensington Road, Suite 220, Oak Brook, Illinois 60523.
The current membership of the Board represents a diverse mix of directors in terms of background and expertise. In considering whether to recommend persons to be nominated for directors, the Governance Committee will apply the criteria set forth in the Company’s Corporate Governance Guidelines, which include but are not limited to:

•	Business experience;
•	Integrity;
•	Absence of conflict or potential conflict of interest;
•	Ability to make independent analytical inquiries;
•	Understanding of the Company’s business environment; and
•	Willingness to devote adequate time to Board duties.
While the Company’s Corporate Governance Guidelines do not prescribe specific diversity standards, they do provide that the Board will seek a diversified membership for the Board as a whole, in terms of both the personal characteristics of individuals involved and their various experiences and areas of expertise. When identifying and evaluating candidates, the Governance Committee, as a matter of practice, also considers whether there are any evolving needs of the Board that require experience in a particular field and may consider additional factors it deems appropriate. The Governance Committee does not assign specific weights to any particular criterion and no particular criterion is necessarily applicable to all prospective nominees. The Governance Committee also conducts regular reviews of current directors who may be proposed for re-election and their past contributions to the Board.
Under the Company’s Corporate Governance Guidelines, no director may be nominated for re-election following his or her 72nd birthday. On the recommendation of the Governance Committee, the Board may waive this requirement as to any director if it deems a waiver to be in the best interest of the Company.
The Corporate Governance Guidelines are made available on the Company’s website.
Director Resignation Policy
In an uncontested election (i.e., an election where the number of nominees is not greater than the number of directors to be elected), any nominee for director who receives a greater number of votes “withheld” from his or her election than votes “for” such election (a “Majority Withheld Vote”) shall promptly tender his or her resignation following certification of the stockholder vote. The Governance Committee shall promptly consider the resignation offer and make a recommendation to the Board. The Board will act on the Governance Committee’s recommendation within 90 days following certification of the stockholder vote. Thereafter, the Board will promptly publicly disclose its decision regarding whether to accept the director’s resignation offer. Any director who tenders his or her resignation shall not participate in the Governance Committee recommendation or Board action regarding whether to accept the resignation offer. However, if each member of the Governance Committee receives a Majority Withheld Vote at the same election, then all non-employee directors on the Board who did not receive a Majority Withheld Vote shall appoint a committee amongst themselves to consider the resignation offers and recommend to the Board whether to accept them.
Director Qualifications and Experience
Below is certain biographical and other information regarding the persons elected as directors, which is based upon statements made or confirmed to the Company by or on behalf of these directors, except to the extent certain information appears in the Company’s records. Ages shown for all directors are as of March 18, 2020. Following each director’s biographical information, the Company has also provided additional information regarding the particular experience, qualifications, attributes and skills that informed the Governance Committee and the Board’s determination that such individual should serve as a director.
The Company’s directors have a variety of qualifications, skills and experience that contribute to an effective and well-functioning Board, including the following key characteristics:

•	Wealth of leadership experience;
•	Demonstrated business acumen and ability to exercise sound business judgment;
•	Extensive board and/or financial experience; and
•	Reputation for integrity, honesty and adherence to the highest ethical standards.
Directors

Jeffrey A. Brodsky	Age: 61 Director since 2017 Independent Audit (Chair) and Governance Committees
Background:

Mr. Brodsky is a co-founder and Managing Director of Quest Turnaround Advisors, LLC where he provides advisory and interim management services to boards of directors, senior management and creditors of companies. He also serves as a director of Her Justice (2010 – Present), a non-profit organization that provides free legal assistance to women living in poverty in New York City. Mr. Brodsky also oversaw Quest's activities as liquidating trust manager of the ResCap Liquidating Trust (2013 – 2015), a Liquidating Trust formed in connection with Residential Capital, LLC’s Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, where he led all activities relating to ResCap's emergence and management of its operations, including the distribution of over $2.2 billion to beneficiaries. Previously, Mr. Brodsky has served in roles as a lead director, a non-executive chairman, or a director of various entities.

Current Public Company Directorships:	None

Other Public Company Directorships during Past Five Years:	Broadview Networks, Inc. (2012-2017) (publicly registered debt)

Skills and Qualifications:
Mr. Brodsky’s individual qualifications and skills as a director include his extensive experience in financing, mergers, acquisitions, investments, strategic transactions, and turnaround/performance management. Mr. Brodsky holds a Bachelor of Science degree from New York University College of Business and Public Administration and a Master of Business Administration degree from New York University Graduate School of Business. He is also a Certified Public Accountant.

Marec E. Edgar	Age: 44 Director since 2020
Background:

Mr. Edgar is the Chief Executive Officer (January 1, 2020 - Present) of the Company and President (since November, 2018). Mr. Edgar was previously Executive Vice President, General Counsel, Secretary & Chief Administrative Officer of the Company (2015-2018). Prior to joining the Company, he held positions of increasing responsibility with Gardner Denver, Inc. (2004-2014) including serving as Assistant General Counsel, Risk Manager & Chief Compliance Officer.

Current Public Company Directorships:	None

Other Public Company Directorships during Past Five Years:	None

Skills and Qualifications:
Mr. Edgar’s individual qualifications and skills as a director include his extensive experience serving as an executive of two multinational industrial companies, his significant legal expertise (including experience advising Boards of Directors at two different multi-national public companies), and his significant experience in legal strategic transactions. He was also one of the primary leaders in the Company’s recent operational turnaround and financial restructuring.

Jonathan B. Mellin	Age: 56 Director since 2014 Independent Governance (Chair) and Audit Committees
Background:

Mr. Mellin is President and Chief Executive Officer of Simpson Estates, Inc., a Single Family Office, since 2013. Mr. Mellin became President of Simpson Estates, Inc. in 2012, prior to being appointed President and Chief Executive Officer in 2013.

Current Public Company Directorships:	Angelo Gordon Energy Fund II (2017 – Present) (registered investment company)

Other Public Company Directorships during Past Five Years:	None

Skills and Qualifications:
Mr. Mellin’s years of experience as the Chief Financial Officer of large private companies and subsidiaries of publicly-held companies provides valuable financial expertise to the Board, including extensive experience in annual business planning, forecasting, and expense reduction. His expertise in leading complex finance functions as well as strong background and experience with strategic acquisitions and major restructuring projects contributes greatly to the Board’s composition. Mr. Mellin also serves as a Director on several privately held companies.

Jacob Mercer	Age: 45 Director since 2017 Independent Governance and Human Resources Committees
Background:

Mr. Mercer is Head of Special Situations and Restructuring for Whitebox Advisors LLC (2007 – Present), an employee-owned hedge fund sponsor. He also serves as a director of Nalpropion Pharmaceuticals (2018 – Present), a private American pharmaceutical company, Malamute Energy, Inc. (2016 – Present), a controlling interest in the Umiat Project, director and Manager of Jerritt Canyon LLC (2015 – Present), a private mid-tier gold producer.

Current Public Company Directorships:	Hycroft Mining Corporation (2015 - Present) (OTCMKTS: HYCT)
SAExploration Holdings Inc. (2016-present) (NASDAQ: SAEX)
Adanac Molybdenum Corporation (2015-present) (formerly TSX Venture: AUA)
White Forest Resources, formerly Xinergy Ltd. (2016-present) (formerly TSX: XRG)
Other Public Company Directorships during Past Five Years:	Platinum Energy Solutions (2013-2017) (formerly NYSE: FRAC)

Skills and Qualifications:
Mr. Mercer’s individual qualifications and skills as a director include his extensive investment and financial expertise, particularly in public and private debt restructuring, as well as significant turnaround and performance improvement experience. He has served on a number of public and private company boards and holds a Bachelor of Arts degree in Finance and Economics from St. John's University. Mr. Mercer is also a Chartered Financial Analyst.

Steven W. Scheinkman	Age: 66 Director since 2015
Background:
Mr. Scheinkman was the Chief Executive Officer (2018 – 2020) of the Company and Chairperson of the Board (2017 – 2020). Mr. Scheinkman was previously the President and Chief Executive Officer (2015 – 2018) of the Company. In addition, Mr. Scheinkman previously served as President, Chief Executive Officer and director of Innovative Building Systems LLC (2010 – 2015), a leading custom modular home producer; as President, Chief Executive Officer, and director of Transtar Metals Corp. (1999 – 2006), a supply chain manager/distributor of high alloy metal products for the transportation, aerospace and defense industries; and following Transtar’s acquisition by the Company in September 2006, as President of Transtar Metals Holdings Inc. until September 2007 and thereafter served as its advisor until December 2007. Furthermore, he previously served as a director of Claymont Steel Holdings, Inc. (2006 – 2008), a private manufacturer of custom discrete steel plate.

Current Public Company Directorships:	None

Other Public Company Directorships during Past Five Years:	None

Skills and Qualifications:
Mr. Scheinkman’s individual qualifications and skills as a director include his extensive experience serving as an executive of various metal products companies, his significant financial expertise, and his significant experience in strategic transactions. He also successfully led the Company’s recent operational turnaround and financial restructuring.

Jonathan Segal	Age: 38 Director since 2017 Lead Independent Director Human Resources (Chair) and Audit Committees
Background:
Mr. Segal is managing director and portfolio manager of Highbridge Capital Management, LLC (2007 – Present), a leading global alternative investment firm. Before joining Highbridge, Mr. Segal previously worked as a Research Analyst at Sanford C. Bernstein & Co., LLC (2005 – 2007), an indirect wholly-owned subsidiary of AllianceBernstein L.P.

Current Public Company Directorships:	Hycroft Mining Corporation (2015 - Present) (OTCMKTS: HYCT)

Other Public Company Directorships during Past Five Years:	Contura Energy (2016-2018) (OTCMKTS: CNTE)

Skills and Qualifications:
Mr. Segal’s individual qualifications and skills as a director include his extensive capital markets, investment, and financial expertise; his significant experience in public and private debt restructuring; and his turnaround and performance improvement experience. He has served on a number of public and private company boards and received a Bachelor of Arts degree in Urban Studies from the University of Pennsylvania.

Michael J. Sheehan	Age: 59 Director since 2017 Independent Board Chairperson Human Resources Committee
Background:
Mr. Sheehan is the Managing Member of Whitecap Performance LLC (2013 – Present), a marketing consultancy, Whitecap Aviation (2013 – Present), an aircraft charter operation, and Managing Partner of Allied Sports a division of Allied Global Marketing (2018 – Present). Mr. Sheehan is a Partner of Vermont Donut Enterprises (2013 – Present), a privately-held holding company with related interests in various food purveying businesses. He also serves on the Board of South Shore Bank (2012 – Present), a full service mutual savings bank in Massachusetts. Mr. Sheehan is the former Chief Executive Officer of Boston Globe Media Partners (2014 – 2017), a leading media company. He previously served as Chairman, Chief Executive Officer, President, and Chief Creative Officer of Hill Holliday (2000 – 2014), a full-service marketing and communications agency; and as Executive Vice President and Executive Creative Director for DDB Chicago (1999 – 2000), a full-service advertising agency. He also serves on the Boards of Harvard University’s American Repertory Theater (2011 – Present), a professional not-for-profit theater; Catholic Charities of the Archdiocese of Boston (2006 – Present), part of the Catholic Charities network; and Newport Festivals (2017 – Present), a music festival foundation.

Current Public Company Directorships:	None

Other Public Company Directorships during Past Five Years:	None

Skills and Qualifications:
Mr. Sheehan’s individual qualifications and skills as a director include his extensive experience in managing large public and private companies and in sales and marketing leadership. He attended the United States Naval Academy and graduated from Saint Anselm College in 1982 with a Bachelor of Arts degree in English. Mr. Sheehan previously served as a director of the Company from July 27, 2016 to August 31, 2017.

Executive Officers of the Registrant
The following selected information for each of the Company's current executive officers (as defined by regulations of the SEC) was prepared as of March 18, 2020.

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
Mr. Quinn began his employment with the registrant in December 2017 as Vice President, Controller and Chief Accounting Officer. Prior to joining the registrant, Mr. Quinn served as Director, Transaction & Regulatory Advisory Services at SolomonEdwardsGroup LLC, a strategic consulting firm, from April 2015 to December 2017. Before that, Mr. Quinn served as a Senior Manager for Deloitte Financial Advisory Services from 2001 to 2015.

Jeremy T. Steele Senior Vice President, General Counsel & Secretary	47	Mr. Steele began his employment with the registrant in May 2019 as Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Steele served as President of Stenograph, LLC, a court reporting and captioning technology subsidiary of The Heico Companies, LLC, from 2017 to 2018. Before that, from 2011 to 2017, Mr. Steele served in increasing roles of responsibility in the Legal Department of The Heico Companies, LLC, a holding company of diversified industrial manufacturing and service companies, including General Counsel of Heico’s Pettibone Division and Heico’s Deputy General Counsel and Director of Corporate Compliance.
Mark D. Zundel Executive Vice President, Global Supply & Aerospace	46	Mr. Zundel was appointed Executive Vice President of Global Supply and Aerospace in November 2018. Mr. Zundel began his employment with the registrant in December 1995 as Vice President of Sales. In March 2009 he was appointed to Regional Commercial Manager, in April 2010 he was appointed to Director of Merchandising, in September 2013 he was appointed Director of Sourcing Commodity, in September 2015 he was appointed Vice President of Strategic Sourcing, and in June 2017, he was appointed to Senior Vice President of Commercial Sales.

Corporate Governance

Board Leadership
The Company has no policy that requires the combination or separation of the roles of Chairperson or Chief Executive Officer. Mr. Sheehan, a non-employee independent director, has served as Chairperson of the Board since January 2020. Mr. Segal, also a non-employee independent director, has served as Lead Independent Director since November 2017. In his role as Lead Independent Director, Mr. Segal presides over meetings of the full Board and executive sessions in the absence of the Chairperson and, prior to Mr. Sheehan’s appointment as Chairperson, Mr. Segal presided over executive sessions of the independent directors.
With the recent exception of Mr. Scheinkman’s role as Chief Executive Officer and Chairperson of the Board, the Company has historically separated these roles. Upon Mr. Scheinkman’s retirement as Chief Executive Officer and his resignation from the Chairperson role in January 2020, the Board again separated these roles and appointed Mr. Sheehan as Chairperson and Mr. Edgar as Chief Executive Officer. Doing so allows Mr. Edgar to focus on strategic business on growth initiatives, while allowing the Chairperson to lead the Board in its fundamental role of providing advice to, and independent oversight of, management.
The Chairperson of the Board:

•	Provides strategic leadership and guidance;
•	Establishes the agendas for Board meetings, with advice from executive and senior management teams;
•	Advises and consults with the executive and senior management teams regarding strategies, risks, opportunities, and other matters; and
•	Presides over meetings of the full Board.
While the Board believes the Company’s leadership model provides appropriate oversight and an effective governance structure, it recognizes that, depending on the circumstances, other leadership models might be appropriate. Accordingly, the Board periodically reviews its leadership structure.
Standing Board Committees
The Board has three standing committees: the Audit Committee, the Governance Committee and the Human Resources Committee. Each committee has a written charter adopted by the Board, copies of which are posted under the “Corporate Governance” section of the Company’s website at https://castlemetals.com/investors/corporate-governance.
Each Committee reviews the appropriateness of its charter and performs a self-evaluation at least annually. The Board will review the composition of each committee in light of any changes to the Board’s composition whether as a result of the annual meeting of stockholders each year or otherwise.

The following summarizes the responsibilities of each of the Company’s three standing Board committees:

Audit Committee	The Company’s Audit Committee reviews the Company’s audited financial statements with management; reviews the qualifications, performance and independence of the Company’s independent registered public accountants; approves audit fees and fees for the preparation of the Company’s tax returns; reviews the Company’s accounting policies and internal control procedures; and considers and appoints the Company’s independent registered public accountants. The Audit Committee has the authority to engage the services of independent outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

The Audit Committee oversees the annual risk management assessments, monitors reports received on the Company’s incident reporting hotline, oversees the Company’s compliance program, including an annual review of the Company’s Code of Conduct, and prepares the “Report of the Audit Committee” for its stockholders.

Governance Committee	The Company’s Governance Committee oversees all corporate governance matters, including acting as an independent committee evaluating transactions between the Company and directors and officers of the Company; reviewing governance policies and practices; reviewing governance-related legal and regulatory matters that could impact the Company; reviewing and making recommendations on the overall size and composition of the Board and its committees; overseeing Board recruitment, including identification of potential director candidates, evaluating candidates, and recommending nominees for membership to the full Board; and leading the annual self-evaluation of the Board and its committees. The Governance Committee has the authority to engage the services of outside consultants and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Human Resources Committee	The Company’s Human Resources Committee assists the Board in the discharge of its responsibilities with respect to employee and non-employee director compensation, including the adoption, periodic review and oversight of the Company’s compensation strategy, policies and plans. The Human Resources Committee approves and administers the incentive compensation and equity-based plans of the Company. The Human Resources Committee has the authority to engage the services of independent outside experts and advisors as it deems necessary or appropriate to carry out its duties and responsibilities.

Director Independence; Financial Expert
While the Company’s stock is currently traded on, the OTCQX market, which requires the Company to establish and maintain fundamental corporate governance standards, the Company has elected to adopt more exacting governance standards that are substantially similar to the NASDAQ listing standards. The Board has affirmatively determined that each current Board member, except for Messrs. Scheinkman and Edgar, is “independent” within the definitions contained in the current NASDAQ listing standards and the standards set by the Board in the Company’s Corporate Governance Guidelines. Furthermore, the Board has determined that all members of the Company’s Audit Committee meet the financial sophistication requirements of the NASDAQ listing standards. The Board has determined that Mr. Brodsky qualifies as an “audit committee financial expert” for purposes of the SEC rules.

Non-Employee Director Compensation
Cash Compensation
The Company’s director compensation program provides that the cash compensation paid to, or earned by, its non-employee directors will be comprised of the following components:

Role	Annual Retainers*
Director	$60,000
Non-Employee Board Chairperson	$40,000
Audit Committee Chairperson	$10,000
Governance Committee Chairperson	$5,000
Human Resources Committee Chairperson	$7,500
*Retainers are paid in quarterly installments.

Equity-Based Compensation
No equity-based compensation was paid to the Company’s non-employee directors in 2019.
Other Compensation
Reimbursement is made for travel and accommodation expenses incurred to attend meetings and participate in other corporate functions and for the cost of attending one director continuing education program annually. For each director, the Company pays and maintains coverage for personal excess liability, business travel and accident, and director and officer liability insurance policies.
Director Compensation Table – Fiscal Year 2019
The following table summarizes the compensation paid to or earned by the non-employee directors for 2019. Any employee of the Company who serves as a director receive no additional compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey A. Brodsky(1)	70,000	–	–	–	–	–	70,000
Jonathan Mellin(2)	62,500	–	–	–	–	–	62,500
Jacob Mercer(3)	60,000	–	–	–	–	–	60,000
Jonathan Segal(4)	67,500	–	–	–	–	–	67,500
Michael Sheehan	60,000	–	–	–	–	–	60,000

(1) Mr. Brodsky elected to have his cash compensation paid to Jeffrey Brodsky & Associates, of which he is Managing Director.

(2) Mr. Mellin waived his retainer as Governance Committee Chairperson in the fourth quarter of 2019.

(3) Mr. Mercer elected to have his cash compensation paid to various funds related to Whitebox Advisors LLC.

(4) Mr. Segal elected to have his cash compensation paid to Highbridge Capital Management, LLC.

Code of Conduct
The Board has adopted a Code of Conduct for Directors and a Code of Conduct for Officers. A copy of each Code of Conduct policy can be found on the “Corporate Governance” section of the Company’s website at https://castlemetals.com/investors/corporate-governance.
Every director and officer is required to read and follow the Code that is applicable to his or her role. Any waiver of either Code of Conduct requires the approval of the Governance Committee, and must be promptly disclosed to the Company’s stockholders and the public. The Company intends to disclose on the “Corporate Governance” section of its website any material amendments to, or waivers from, the Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership of the Company’s common stock with the SEC and to furnish the Company with a copy of those reports.
Based on the Company’s review of the reports and upon the written confirmation that the Company received from each of its executive officers and directors, the Company believes that, other than a Form 4 filed July 15, 2019 for Mark Zundel, all Section 16(a) reports were timely filed in 2019.
ITEM 11 — Executive Compensation
Executive Compensation
In this section, the Company describes its compensation programs and policies and the material elements of compensation for the year ended December 31, 2019, for its Chief Executive Officer, the principal executive officer (“PEO”), and its two most highly compensated executive officers (other than the PEO) serving as executive officers at the end of 2019 whose total compensation was in excess of $100,000. Compensation information is reported as of December 31, 2019, but the Company notes that subsequently, effective as of January 1, 2020, Mr. Scheinkman retired as Chief Executive Officer and Mr. Edgar was appointed President and Chief Executive Officer of the Company. The Company refers to all individuals whose executive compensation is disclosed in this section as its Named Executive Officers (collectively, the “Named Executive Officers”).
Compensation Consultant
The Human Resources Committee has periodically engaged Willis Towers Watson (“Willis”) to consult regarding executive officer and director compensation.
The Human Resources Committee conducted an independence review in 2019 regarding its engagement of Willis and concluded that Willis is independent.
The Company’s compensation consultant provides advice to the Human Resources Committee on an as-request basis as follows:

•	Reviews the Company's executive compensation program designs and levels, including the mix of total compensation elements, compared to industry peer groups and broader market practices.

•	Provides information on emerging trends and legislative developments in executive compensation and implications for the Company.

•	Reviews the Company's executive stock ownership guidelines, compared to industry peer groups and broader market practices.

•	Reviews the Company's director compensation program compared to industry peer groups and broader market practices.

Summary Compensation Table
The table below includes the total compensation paid to or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2019, and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Steven Scheinkman, Chief Executive Officer	2019	650,000	―	―	―	225,000	―	258,128	1,133,128
	2018	650,000	―	―	―	646,263	―	238,347	1,534,610
Marec Edgar, President	2019	475,000	―	―	―	516,701	―	92,371	1,084,072
	2018	431,923	―	―	―	377,815	―	74,969	884,707
Patrick Anderson, EVP, Finance & Administration	2019	330,000	―	―	―	222,757	―	76,078	628,835
	2018	312,000	―	―	―	196,861	―	67,800	576,111

(1)	Reflects the cash awards under the Company’s 2019, 2018 and 2017 STIP (amounts earned during the applicable fiscal year but paid after the end of that fiscal year) and a one-time discretionary supplemental cash short-term incentive award related to 2018 and 2019 performance that was paid in 2019.

(2)	The amounts shown are detailed in the supplemental “All Other Compensation Table – Fiscal Year 2019” below.

All Other Compensation Table – Fiscal Year 2019
The table below provides additional information about the amounts that appear in the “All Other Compensation” column in the Summary Compensation Table above:

Name	Note Award ($)(1)	401(k) Plan Company Matching Contributions ($)	Deferred Plan Company Matching Contributions ($)	Housing Reimbursement ($)	Miscellaneous ($)(2)	Total All Other Compensation ($)
Steven Scheinkman	66,215	9,219	54,007	116,763	11,924	258,128
Marec Edgar	35,000	11,200	29,563	―	16,608	92,371
Patrick Anderson	35,000	5,007	19,463	―	16,608	76,078
(1)	Represents amounts paid in PIK interest pursuant to the terms of the Second Lien Notes during 2019.

(2)	Includes the cost, including insurance, fuel and lease payments, of a Company-provided automobile or vehicle stipend, a cellular telephone allowance, and personal excess liability insurance premiums paid by the Company.

Elements of Compensation
The Company has three elements of total direct compensation: base salary, annual incentives, and long-term incentives, which are described in the following table. The Company also provides the Named Executive Officers with limited perquisites and standard retirement and benefit plans (see the sections below entitled “Retirement Benefits” and “Perquisites and Other Personal Benefits”).
Base Salary
With the exception of the CEO, whose compensation was reviewed and recommended by the Human Resources Committee and approved by the independent members of the Board, the Human Resources Committee reviewed and approved the base salaries of the Named Executive Officers in 2019. In each case, the Human Resources Committee took into account the CEO’s recommendation, as well as experience, internal equity, the performance of each Named Executive Officer during the year, and external competitive compensation data, among other factors. Fixed compensation recognizes individual performance, seniority, scope of responsibilities, leadership skills, experience, and succession planning considerations.
Annual Incentives
Annual incentives are awarded under the Company’s Short-Term Incentive Program (“STIP”) and are subject to the terms of the A. M. Castle & Co. 2017 Management Incentive Plan (“MIP”). The purpose of the STIP is to provide variable compensation based on Company performance against annually established key operational and financial measures, as well as individual performance. Metrics and targets under the STIP are evaluated each year for alignment with business strategy.
STIP and One-Time Award Payouts
For the 2019 STIP, the Board approved a plan for the Named Executive Officers that focused on management’s performance in relation to the Company’s operating plan for 2019, as approved and revised throughout the year, with key achievement criteria to include, among other things, top-line revenue performance, margin expansion, growth in highly-accretive product lines and value-added services, improved cash generation and working capital management, and overall EBITDA performance. For the 2018 STIP, the Board approved a plan for the Named Executive Officers that focused on three metrics: (1) top-line revenue performance; (2) EBITDA performance; and (3) net working capital improvement performance. Based on the Company’s overall performance in 2018, the Human Resources Committee and full Board previously exercised their discretion, in accordance with the STIP plan, to adjust the 2018 STIP payouts downward.
In 2019 the Human Resources Committee and full Board exercised its discretion under the 2017 Management Incentive Plan, to make one-time discretionary cash incentive awards to management in light of sustained and material improvements in the Company’s working capital management beginning in late 2018 and continuing into 2019.
Based on the Company’s overall performance in 2019, the Human Resources Committee and full Board exercised their discretion, in accordance with the STIP plan, to award 2019 STIP payouts at approximately 50% of target, subject to discretionary adjustments.
2017 Management Incentive Plan
At the Company’s emergence from restructuring proceedings on August 31, 2017, the MIP became effective. The Human Resources Committee administers the MIP and has broad authority under the MIP, among other things, to: (i) select participants; (ii) determine the terms and conditions, not inconsistent with the MIP, of any award granted under the MIP; (iii) determine the number of shares of the Company’s common stock to be covered by each award granted under the MIP; and (iv) to determine the fair market value of awards granted under the MIP. Persons eligible to receive awards under the MIP include officers and employees of the Company and its subsidiaries. The types of awards that may be granted under the MIP include stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, and other forms of cash or stock based awards.
The Company grants long-term incentive awards under the MIP to the Named Executive Officers to reward performance over a multi-year time period. Equity-based compensation remains an important component of the Company’s overall compensation strategy to align the interests of the Named Executive Officers with the interests of its stockholders and serves as an important tool for the Company with respect to attracting and retaining executive talent.
Retirement Benefits
The following retirement plans are generally available to all non-union, salaried employees, including the Named Executive Officers:

•
Salaried Pension Plan. The Company maintains the Salaried Employees Pension Plan (the “Salaried Pension Plan”), a qualified, noncontributory defined benefit pension plan covering eligible salaried employees who meet certain age and service requirements. As of June 30, 2008, the benefits under the Salaried Pension Plan were frozen. There are no enhanced pension formulas or benefits available to the Named Executive Officers. Of the current Named Executive Officers, only Mr. Anderson is eligible to receive benefits under the Salaried Pension Plan.

•
401(k) Savings and Retirement Plan. The Company maintains the 401(k) Savings and Retirement Plan (the “401(k) Plan”), a qualified defined contribution plan, for its employees in the United States who work full-time. There are no enhanced 401(k) benefits available to the Named Executive Officers. Refer to the “All Other Compensation Table” above for the Company’s contributions to each Named Executive Officer under the 401(k) Plan.

The Company also maintains the following plan that is available to a limited number of senior management employees, including the Named Executive Officers:

•
Supplemental 401(k) Savings and Retirement Plan. The Company maintains an unfunded, nonqualified, deferred compensation plan, the Supplemental 401(k) Plan (the “Supplemental 401(k) Plan”), for its executive officers and senior management. The Supplemental 401(k) Plan has investment options that mirror the Company’s 401(k) Plan and provide participants with the ability to save for retirement with additional tax-deferred funds that otherwise would have been limited due to IRS compensation and benefit limitations. Refer to the “All Other Compensation Table” above for the Company’s contributions to each participating Named Executive Officer under the Supplemental 401(k) Plan.

Perquisites and Other Personal Benefits
The Company provides the following limited perquisites to the Named Executive Officers: automobile usage or stipends; phone allowances; personal excess liability coverage policy; reimbursement of spousal travel expenses on Company business in certain limited instances; and medical, dental, life insurance, short-term, and long-term disability coverage (standard benefits available to most of its employees). In 2018 and 2019, Mr. Scheinkman, who is required to maintain a residence in Chicago as CEO of the Company, was provided a monthly living allowance towards living expenses.
Employment-Related Agreements
To assure stability and continuity of management, the Company has entered into Amended and Restated Employment Agreements with each of the Named Executive Officers (each, an “Employment Agreement”). Mr. Scheinkman’s Employment Agreement had been dated May 15, 2017, but terminated upon Mr. Scheinkman’s retirement as CEO effective as of January 1, 2020 pursuant to the terms of the Retirement Agreement and Release, dated January 7, 2020, between the Company and Mr. Scheinkman. Mr. Edgar’s Employment Agreement, previously dated as of December 14, 2018 in connection with his appointment to the office of President, was subsequently amended and restated on January 7, 2020 in connection with his appointment to the office of President and CEO effective as of January 1, 2020. Mr. Anderson’s Employment Agreements was entered into on May 15, 2017.
Executive Compensation Philosophy
Each year, the Human Resources Committee reviews and approves the Company's overall Compensation Philosophy and Strategy. Pay for performance is an essential element of the Company's executive compensation philosophy. The Company’s executive compensation programs are designed so that a significant portion of an executive’s compensation is dependent upon the performance of the Company. Measures of financial performance for short-term and long-term incentive programs, and the use of equity, are intended to align compensation with the creation of stockholder value. Target and maximum performance goals under incentive programs are selected so as to generate target or maximum payouts, commensurate with performance, respectively.
These programs are designed to provide a total compensation opportunity for the Named Executive Officers that is competitive with the total compensation opportunity offered to executives with similar responsibilities at comparable companies, also known as the “market median guideline.” Actual compensation will differ from the targeted opportunity based on actual Company performance. Total compensation is the aggregate of the following categories: (i) base salary; (ii) short-term incentive compensation; and (iii) long-term incentive compensation. In reviewing the Named Executive Officers’ target total cash compensation and total direct compensation opportunities, the Human Resources Committee generally uses the fiftieth percentile of the competitive market data (“market median,” as described below) as a guideline. Other factors considered by the Human Resources Committee in setting each Named Executive Officer’s opportunity are experience, internal equity (rational linkage between job responsibilities and total compensation opportunities across all jobs within the Company), individual executive performance, and the alignment between Company performance and executive pay.
Executive Compensation Process
Oversight of the Executive Compensation Programs
The Human Resources Committee oversees the Company’s executive compensation programs, operating under a charter that is reviewed annually and approved by the Board. All members of the Human Resources Committee are required to be independent under the NASDAQ listing standards definitions of “Independence”. The Human Resources Committee seeks the assistance of an executive compensation consultant, who is engaged periodically and is also independent of the Company and management.

Process for the CEO
Early each year, the Board meets in executive session with the CEO to discuss the CEO's prior year performance, and to identify tentative goals for the upcoming year.
As with the process for the other Named Executive Officers, the Human Resources Committee considers individual performance, Company performance, and the analysis of its compensation consultant, as requested, when setting the CEO’s compensation. The Human Resources Committee develops recommendations for CEO compensation for the upcoming year for consideration by the Board.
The Board meets annually, without the CEO present, to consider the recommendations of the Human Resources Committee, determine any compensation adjustments applicable to the CEO, and finalize the CEO's goals and objectives for the upcoming year. The independent members of the Board then meet with the CEO.
Process for Executives other than the CEO
The Company utilizes a formal performance management process to establish goals for its executive officers, including the Named Executive Officers, and to evaluate management performance. The Human Resources Committee annually reviews the performance of the executive officers with the CEO and the CEO’s recommendation for any changes in the executive officers’ compensation.
The CEO's performance review of the executive officers addresses each executive's performance relative to established financial and personal objectives and specific project assignments, and includes a review of the following leadership competencies:

•	Strategic leadership;
•	Driving execution;
•	Cross-functional alignment and collaboration;
•	Decision making;
•	Talent management;
•	Engaging and influencing others; and
•	Business, financial, and other relevant subject matter acumen.

In addition to the reviews of individual executive performance, the Human Resources Committee takes into account the overall performance of the Company (as related to the short term and long term incentive plans), as well as the analysis and findings of its executive compensation consultant, as requested, regarding market pay levels and practices.
The Human Resources Committee also reviews and approves the material terms of any employment, severance, and change-in-control agreements with the Named Executive Officers, with a view to approving terms that are competitive in the marketplace and that serve to attract, motivate and retain executives.
Benchmarking
In order to establish the market median guideline, the Human Resources Committee reviews competitive market compensation data periodically, including industry compensation data provided by its executive compensation consultant as requested. In 2019 and 2018, the Human Resources Committee’s executive compensation consultant assembled market pay data from published executive compensation surveys including Willis Towers Watson 2017 CBD Executive Compensation Survey, Willis Towers Watson 2017 CSR Executive Compensation Survey and Mercer 2017 MBD Executive Compensation Survey. The survey data was scoped to reflect practices of organizations in the manufacturing industry and were regressed to reflect the Company’s annual revenue.
Additional Executive Compensation Information and Policies
Severance and Change in Control Benefits
In order to attract and retain an appropriate caliber of talent, the Company provides the Named Executive Officers with severance and change in control protections pursuant to the terms of their Employment Agreements.
In the event a Named Executive Officer’s employment with the Company terminates for any reason, he will be entitled to certain unpaid and accrued payments and benefits. However, if the Named Executive Officer’s employment is terminated by the Company for “good cause” or if the Named Executive Officer terminates his employment without “good reason”, then he will be entitled only to limited payments and benefits consisting primarily of earned but unpaid salary and those benefits as required by applicable law or the terms of the Company’s benefit programs.
In the event of termination of Named Executive Officer’s employment with the Company at the end of the initial term of his Employment Agreement or any renewal term, and if such termination is solely due to non-renewal of the Employment Agreement by the Company, then the Named Executive Officer will receive (i) all salary earned but not yet paid through the date of termination and (ii) (x) any prior-year STIP compensation earned but not yet paid and the prorated portion of any current year STIP compensation, and (y) any and all options, rights or awards granted to the Named Executive Officer under the MIP prior to the termination date, that will vest on a prorated basis to reflect the portion of the applicable vesting period lapsed as of the date of termination. In the event of termination of the Employment Agreement due to non-renewal of the Employment Agreement by the Named Executive Officer, then the Named Executive Officer is entitled only to the salary earned but not yet paid through the date of termination.
In the event of termination of the Named Executive Officer’s employment by the Company due to his death or permanent disability, the Named Executive Officer or his beneficiaries will be entitled to (i) any compensation owed to the Named Executive Officer through the date of his death or determination of permanent disability (including salary), (ii) any prior-year STIP compensation earned but not yet paid, plus the prorated portion of any current year STIP compensation and (iii) pro-rata vesting of each of his then outstanding and non-vested options, rights or awards under any of the Company’s incentive compensation plans. The Company will provide medical insurance and other benefits to the Named Executive Officer and his dependents, as applicable, for ninety (90) days following his death or determination of permanent disability.
If the Named Executive Officer’s employment is terminated by the Named Executive Officer without “good reason” upon thirty (30) days’ prior written notice to the Company, then the Named Executive Officer is entitled to payment of compensation and all other benefits through the date of termination; provided, however, that if the Company waives the required notice period and terminates his employment early, the Named Executive Officer will be entitled to payment of compensation and all other benefits that he would have been entitled to during such thirty-day notice period.
If the Named Executive Officer’s employment is terminated either involuntarily by the Company and not due to “good cause” or by the Named Executive Officer for “good reason”, then, in addition to payment of compensation and benefits earned through the date of termination, the Named Executive Officer will be entitled to (i) a cash severance amount, which shall be equal to a “severance multiple” of the sum of his base salary and the amount of his target STIP in the year the termination occurs; (ii) the prorated portion of any current year STIP; (iii) pro-rata vesting of each of his then outstanding and non-vested options, rights or awards under any of the Company’s incentive compensation plans; (iv) a monthly cash reimbursement for a period of time following termination for the portion of the Named Executive Officer’s cost of COBRA premiums that are in excess of the active-employee cost of such coverage; and (v) the benefit of the auto allowance, mobile telephone allowance and other perquisites for one (1) year following termination. The “severance multiple” for Messrs. Scheinkman and Edgar is two times (2x) the sum of his base salary and the amount of his target STIP in the year the termination occurs; the “severance multiple” for Mr. Anderson is one and one-half times (1.5x) the sum of his base salary and the amount of his target STIP in the year the termination occurs. The period of COBRA premium reimbursement is two (2) years for Messrs. Scheinkman and Edgar and one and one-half (1.5) year for Mr. Anderson.
The Employment Agreements provide for compensation due to termination of employment following a change in control. A “change in control” will be generally defined to include the acquisition of 40% or more of the Company’s voting power, specified changes in a majority of the Board, and the sale or liquidation of the Company. If the Named Executive Officer’s employment is terminated in connection with a change in control either involuntarily by the Company and not due to “good cause” or by the Named Executive Officer for “good reason”, then, in addition to payment of compensation and benefits earned through the date of termination, the Named Executive Officer will receive (i) a “severance multiple” of the sum of his base salary and the amount of his target STIP in the year the termination occurs; (ii) the prorated portion of any current year STIP; (iii) pro-rata vesting of each of his then outstanding and non-vested options, rights or awards under any of the Company’s incentive compensation plans; (iv) a monthly cash reimbursement for a period of time following termination for the portion of the Named Executive Officer’s cost of COBRA premiums that are in excess of the active-employee cost of such coverage; and (v) the benefit of the auto allowance, mobile telephone allowance and other perquisites for one (1) year following termination. The Named Executive Officer will be eligible to receive any remaining ungranted and unallocated portion of the MIP the Board is required to award in the event of a change in control, subject to the Board’s sole discretion to determine the recipients thereof and the allocation to such recipients. The change in control “severance multiple” for Messrs. Scheinkman and Edgar is two and one-half times (2.5x) the sum of his base salary and the amount of his target STIP in the year the termination occurs; the change in control “severance multiple” for Mr.

Anderson is two times (2x) the sum of his base salary and the amount of his target STIP in the year the termination occurs. The period of COBRA premium reimbursement after a change in control is two and one-half (2.5) years for Messrs. Scheinkman and Edgar and two (2) years for Mr. Anderson.
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
Anti-Hedging and Anti-Pledging Policy
Under the Company’s Insider Trading Policy, directors, executive officers and employees are prohibited from (i) hedging the economic interest in the Company’s securities, and (ii) purchasing securities on margin, holding Company securities in a margin account, or pledging Company securities as collateral for a loan.

Outstanding Equity Awards at 2019 Fiscal Year-End
The following table sets forth information on the holdings of stock options and stock awards by the Named Executive Officers as of December 31, 2019.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Steven Scheinkman	―	―	―	―	―
Marec Edgar	―	―	―	―	―
Patrick Anderson	―	―	―	―	―
Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
Steven Scheinkman	607,035	1,001,608	262,031	432,351
Marec Edgar	320,861	529,421	138,502	228,528
Patrick Anderson	320,861	529,421	138,502	228,528
(1)	Mr. Scheinkman owns 607,035 shares of restricted stock that will vest on August 31, 2020. Messrs. Edgar and Anderson each own 320,861 shares of restricted stock that will vest on August 31, 2020.

(2)	Market value has been computed by multiplying the closing price of the Company’s common stock on December 31, 2019, $ 1.65, by the number of shares of restricted stock.

(3)	Represents shares of the Company’s common stock that may be acquired upon conversion of restricted Second Lien Notes issued pursuant to the MIP as described in the above section entitled, “Grant of 2017 MIP,” and the amounts paid in PIK interest pursuant to the terms of the Second Lien Notes as of December 31, 2019. The restricted Second Lien Notes owned by Messrs. Scheinkman, Edgar and Anderson will vest on August 31, 2020.

(4)	Market value has been computed by multiplying the closing price of the Company’s common stock on December 31, 2019, $1.65, by the number of shares convertible from restricted Second Lien Notes (and accompanying PIK interest paid pursuant to their terms as of December 31, 2019).

ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
This table provides information regarding the equity authorized for issuance under the Company’s equity compensation plans as of December 31, 2019.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	682,754(1)	3.77(2)	1,886,910
Equity compensation plans not approved by security holders	N/A	N/A	N/A
(1)
This number represents the gross number of underlying shares of common stock associated with the Second Lien Notes issued under the Company’s the 2017 MIP, and the amounts paid in PIK as of December 31, 2019. This does not include 1,428,308 shares of unvested restricted stock issued under the 2017 MIP and outstanding as of December 31, 2019.

(2)	Based on an initial conversion rate of 0.2654 shares of common stock per $1.00 principal amount of the Company’s the Second Lien Notes. The conversion rate is subject to adjustment from time to time pursuant to the terms of the indenture governing the Second Lien Notes. Because the conversion price of the Second Lien Notes is subject to downward adjustment, the Second Lien Notes may be convertible, including in connection with a Fundamental Change (as defined in the indenture governing the Second Lien Notes), into a greater number of shares in the future. In addition, the Company may, in certain circumstances, pay interest on the Second Lien Notes in kind, which would result in additional Second Lien Notes outstanding and available for conversion.

Stock Ownership
Directors and Management
The following table sets forth the number of shares and percentage of the Company’s common stock that was owned beneficially as of February 24, 2020, by each of the Company’s directors, each current member of Executive Management, including those set forth hereafter in the Summary Compensation Table and by all directors and executive management as a group, with each person having sole voting and dispositive power except as indicated:

Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock(1)
Directors
Jeffrey A. Brodsky	22,910	*
Jonathan Mellin	24,806	*(2)
Jacob Mercer	0	*
Steven Scheinkman(3)	607,127	16.6%(4)
Jonathan Segal	0	*
Michael Sheehan	24,576	*
Management
Marec Edgar, President & Chief Executive Officer(3)	321,016	8.8%(5)
Patrick Anderson, Executive Vice President, Finance & Administration	321,090	8.8%(5)
All directors and executive officers as a group (8 persons)	1,321,525	36.2%(6)
* Percentage of shares owned equals less than 1%.

(1)	Based on 3,649,658 shares of common stock issued and outstanding as of February 24, 2020.

(2)	Represents 24,806 shares held by Mr. Mellin individually. Excludes 325,521 shares Mr. Mellin may be deemed to beneficially own in his capacity as trustee, officer or general partner of certain trusts and other entities established for the benefit of members of the Simpson family. See Note (5) under the “Principal Stockholders” table below. Also excludes 7,767,685 shares of common stock, which may be acquired upon conversion of the Company’s Second Lien Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond his control.

(3)	Mr. Scheinkman served as Chief Executive Officer and Chairperson of the Board until his retirement effective as of January 1, 2020, at which time Mr. Edgar was appointed President & Chief Executive Officer. Following his retirement as Chief Executive Officer, Mr. Scheinkman remained a director of the Company.

(4)
Excludes 262,031 shares of common stock that may be acquired upon conversion of the Company’s Second Lien Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond his control.

(5)
Excludes 138,502 shares of common stock that may be acquired upon conversion of the Company’s Second Lien Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond his control.

(6)
Excludes 539,035 shares of common stock that may be acquired upon conversion of the Company’s Second Lien Notes, because the mode of payment is determined in the sole discretion of the Company and each beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond such beneficial owner’s control.

Principal Stockholders
The only persons who held of record or, to the Company’s knowledge (based on the review of Schedules 13D, 13F and 13G, and amendments thereto), owned beneficially more than 5% of the outstanding shares of the Company’s common stock as of February 24, 2020, are set forth below, with each person having sole voting and dispositive power except as indicated:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock (1)
Highbridge Capital Management, LLC/ Highbridge MSF International Ltd. 277 Park Avenue, 23rd Floor New York, New York 10172	509,102(2)(6)	14.0%
Whitebox Advisors LLC/ Whitebox General Partner LLC 3033 Excelsior Boulevard, Suite 500 Minneapolis, Minnesota 55416	400,872(3)(6)	11.0%
W.B. & Co/FOM Corporation/SGF, LLC/ The Northern Trust Company/ Jonathan B. Mellin/Reuben S. Donnelley 30 North LaSalle Street, Suite 1232 Chicago, Illinois 60602-2504	370,993(4)(6)	10.2%
Corre Opportunities Qualified Master Fund, LP/ Corre Partners Advisors, LLC/Corre Partners Management, LLC/ John Barrett/Eric Soderlund 12 East 49th Street, 40th Floor New York, New York 10017	233,472(5)(6)	6.4%

(1)	Based on 3,649,658 shares of common stock issued and outstanding as of February 24, 2020.

(2)	Highbridge Capital Management, LLC (“HCM”), the trading manager of Highbridge MSF International Ltd. (formerly known as 1992 MSF International Ltd.) and 1992 Tactical Credit Master Fund, L.P. (together, the “1992 Funds”), may be deemed to be the beneficial owner of the shares held by the 1992 Funds. Highbridge MSF International Ltd. may be deemed the beneficial owner of 425,848 of the shares beneficially owned by the 1992 Funds.

(3)	Whitebox Advisors LLC (“Whitebox Advisors”) may be deemed to be the beneficial owner of 400,870 shares of common stock. Whitebox General Partner LLC (“Whitebox GP”) may be deemed to be the beneficial owner of 380,957 of the shares beneficially owned by Whitebox Advisors. These shares are directly owned by Pandora Select Partners, L.P., Whitebox Asymmetric Partners, L.P., Whitebox Credit Partners, L.P., Whitebox GT Fund, LP, Whitebox Institutional Partners, L.P., Whitebox Multi-Strategy Partners, L.P. and Whitebox Caja Blanca, L.P. (together, the “Private Funds”) and may be deemed to be beneficially owned by (a) Whitebox Advisors by virtue of its role as the investment manager of the Private Funds and/or (b) Whitebox GP by virtue of its role as the general partner of the Private Funds.

(4)	Includes: (i) shares held by W.B & Co. on behalf of certain members of an extended family group and various trusts, estates and estate planning vehicles established by certain deceased and surviving family members (together, the “Simpson Estate Members”); (ii) shares held by SGF; (iii) shares held by Mr. Donnelley individually, shares held by a member of his household, and shares beneficially owned by Mr. Donnelley in his capacity as general partner of a Simpson Estate member; (iv) shares held by Mr. Mellin individually and shares beneficially owned by Mr. Mellin in his capacity as trustee, officer or general partner of certain Simpson Estate Members; (v) shares held by FOM Corporation (“FOM”) on behalf of certain Simpson Estate Members and shares beneficially owned by FOM Corporation in its capacity as trustee , trust administrator or custodian of certain Simpson Estate Members; and (vi) shares held by The Northern Trust Company in its capacity as trustee of certain Simpson Estate Members. SGF, FOM, W.B. & Co., Mr. Mellin, Mr. Donnelley and The Northern Trust Company may be deemed to constitute a group pursuant to Rule 13d-5(b) of the Securities Exchange Act of 1934, as amended.

(5)	Corre Partners Advisors, LLC (the “Corre GP”) serves as the general partner of Corre Opportunities Fund, LP, Corre Opportunities Qualified Master Fund, LP and Corre Opportunities II Master Fund, LP (together, the “Corre Funds”), which directly own the shares of common stock. Corre GP has delegated investment authority over the assets of the Corre Funds to Corre Partners Management, LLC (the “Corre Investment Advisor”). Each of Mr. John Barrett and Mr. Eric Soderlund serve as a managing member of Corre GP. As a result of the relationships described in this footnote (5), each of Corre GP, the Corre Investment Advisor, Mr. Barrett and Mr. Soderlund may be deemed to be the beneficial owner of 233,472 shares of common stock.

(6)	Excludes shares of common stock which may be acquired upon conversion of the Second Lien Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond its control. The beneficial owner disclaims beneficial ownership of any shares of common stock that they might receive upon conversion of the Second Lien Notes. Because of the relationship between the beneficial owner and the other stockholders of the Company party to the Stockholders Agreement, the beneficial owner may be deemed, pursuant to Rule 13d-3 under the Securities Act, to beneficially own a total of 2,971,747 shares of common stock, which represents the aggregate number of shares of common stock beneficially owned by the parties to the Stockholders Agreement.

ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
Related Parties
The Company’s Related-Party Transactions Policy governs the review, approval and ratification of transactions involving the Company and related persons where the amount involved exceeds $120,000. Related persons include:

•	Directors;
•	Director nominees;
•	Executive officers;
•	5% stockholders;
•	Immediate family members of the above persons; and
•	Entities in which the above persons have a direct or indirect material interest.
Potential related-party transactions are reviewed by the Company’s Legal Department. If the Company’s Legal Department determines that the proposed transaction is a related-party transaction for such purposes, the proposed transaction is then submitted to the Governance Committee for review.
The Governance Committee considers all of the relevant facts and circumstances available, including but not limited to:

•	whether the proposed transaction is on terms that are fair to the Company and no less favorable to the Company than terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to, the Company of entering into the proposed transaction;
•	the impact on a director’s independence, in the event such person is an outside director; and
•	whether the proposed transaction would present an improper conflict of interest.
In the event that the Company becomes aware of a related-party transaction that has not been previously approved or ratified by the Governance Committee, a similar process will be undertaken by the Governance Committee in order to determine if the existing transaction should continue or be terminated.
A copy of the Company’s Related-Party Transactions Policy can be found on the “Corporate Governance” section of its website at https://castlemetals.com/investors/corporate-governance.

Related-Party Transactions and Relationships
Convertible Notes
On June 18, 2017, the Company and four of its subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware in Wilmington, Delaware (the “Bankruptcy Court”). Also on June 18, 2017, the Debtors filed their Prepackaged Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and on July 25, 2017, the Debtors filed their Amended Prepackaged Joint Chapter 11 Plan of Reorganization (the “Plan”) with the Bankruptcy Court. On August 2, 2017, the Bankruptcy Court entered an order confirming the Plan. On August 31, 2017 (the “Effective Date”), the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases. On February 6, 2018, the Bankruptcy Court entered a final order closing the Chapter 11 cases of the Debtors.
Pursuant to the Plan, on the Effective Date, the Bankruptcy Court discharged and canceled certain senior secured indebtedness and, in exchange, the Company issued new common stock in the Company and entered into an Indenture with Wilmington Savings Fund Society, FSB, as trustee and collateral agent and, pursuant thereto, issued approximately $164.9 million in aggregate original principal amount of its 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due 2022 (the “Second Lien Notes”). As noted below, in addition to certain members of management, certain stockholders and (including stockholders with whom members of the Board of Directors are affiliated) received and continue to hold Second Lien Notes.
The Second Lien Notes are five year senior obligations of the Company and certain of its subsidiaries, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries, and certain of its foreign subsidiaries. The Second Lien Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Indenture governing the Second Lien Notes. Interest on the Second Lien Notes accrues at the rate of 5.00%, except that the Company may, in certain circumstances, pay at the rate of 7.00% in kind.
On February 27, 2020, the Company filed a Registration Statement on Form S-4 (the “S-4 Registration Statement”) and Schedule TO with respect to a registered exchange offer (the “Exchange Offer”) pursuant to which the Company will issue its 3.00%/5.00% Convertible Senior PIK Toggle Notes due 2024 (the “New Notes”) and shares of its common stock in exchange for any and all Second Lien Notes tendered. The New Notes will be guaranteed on a senior basis by all current and future domestic subsidiaries (other than those designated as “Unrestricted Subsidiaries”) of the Issuer (the “Guarantors”). The restrictive covenants in the indenture governing the New Notes will be substantially similar to the covenants in the indenture governing the Second Lien Notes. The New Notes will bear interest at a rate of 3.00% per annum if paid in cash or 5.00% if paid in kind per annum, payable quarterly. The New Notes will mature four years after issuance and will be convertible, at the option of the holders, into shares of the Company's common stock.
Concurrently with the Exchange Offer, the Company is soliciting consents from holders of the Second Lien Notes for certain amendments (the “Proposed Amendments”) to the indenture governing the Second Lien Notes to eliminate or amend substantially all of the restrictive covenants, release all collateral securing the Company’s obligations under the indenture governing the Second Lien Notes, and modify certain of the events of default and various other provisions, contained in such indenture.
On February 27, 2020, the Company announced that it entered into support agreements with holders who, in the aggregate, hold in excess of 96% of the Second Lien Notes, who have agreed, among other things, to tender their Second Lien Notes in the Exchange Offer and to consent to the Proposed Amendments, subject to certain conditions.
Additional information regarding the Exchange Offer may be found in the Company’s S-4 Registration Statement filed with the SEC on February 27, 2020.
Stockholders Agreement
Pursuant to the Plan, on August 31, 2017, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) with Highbridge Capital Management, LLC and its affiliates (“Highbridge”), Whitebox Advisors LLC and its affiliates (“Whitebox”), SGF, Inc. (“SGF”), Corre Partners Management, LLC and its affiliates (“Corre”), Wolverine Flagship Fund Trading Limited and its affiliates (“WFF”), and certain members of the Company’s management. The Stockholders Agreement includes certain customary board designation rights, preemptive rights, transfer restrictions, and tag-along and drag-along rights. For additional information on the terms of the Stockholders Agreement, see the Company’s Registration Statement on Form 8-A filed with the SEC on August 31, 2017.

Registration Rights Agreement
Pursuant to the Plan, on the Effective Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Highbridge, Whitebox, SGF, Corre and WFF. Under the Registration Rights Agreement, the Company has granted registration rights to those recipients who are party to the Registration Rights Agreement with respect to certain securities of the Company. For additional information on the terms of the Registration Rights Agreement, see the Company’s Registration Statement on Form 8-A filed with the SEC on August 31, 2017. As reported in the S-4 Registration Statement, upon closing of the Exchange Offer, an amended and restated Registration Rights Agreement, with terms substantially consistent with those applicable to the existing agreement, will be executed.
Highbridge Capital Management, LLC
One of the Company’s current directors, Jonathan Segal, serves as a managing director of, and portfolio manager for, Highbridge. Pursuant to the Plan and the Stockholders Agreement, Highbridge and/or the its affiliates have the right to designate one member of the Board. Mr. Segal was selected by Highbridge. Furthermore, on the Effective Date, in connection with the transactions described above, Highbridge and/or one or more of its affiliates received approximately $49.7 million in aggregate principal amount of the Second Lien Notes, 509,105 shares of the Company’s new common stock and a cash payment of $4.0 million.
Highbridge has received PIK interest payments, in the amounts of $4,087,013 (in 2019), $3,773,825 (in 2018) and 1,163,787 (in 2017) with respect to its Second Lien Notes, in each case commensurate with other holders thereof.
Whitebox Advisors LLC
One of the Company’s directors, Jacob Mercer, is the Head of Restructuring and Special Situations at Whitebox. Pursuant to the Plan and the Stockholders Agreement, Whitebox and/or its affiliates and/or the its affiliates have the right to designate one member of the New Board. Mr. Mercer was selected by Whitebox. Furthermore, on the Effective Date, in connection with the transactions described above, Whitebox and/or one or more of its affiliates received approximately $46.0 million in aggregate principal amount of Second Lien Notes, 400,876 shares of the Company’s new common stock and a cash payment of $3.6 million.
Whitebox has received PIK interest payments, in the amounts of $3,801,382 (in 2019), $3,507,348 (in 2018) and $1,078,876 (in 2017) with respect to its Second Lien Notes, in each case commensurate with other holders thereof.
Simpson Estates / SGF, Inc.
One of the Company’s current directors, Mr. Mellin, serves as the President, Chief Executive Officer and Chief Investment Officer of Simpson Estates, Inc., an affiliate of SGF. Pursuant to the Plan and the Stockholders Agreement, SGF and/or its affiliates have the right to designate one member of the Board. SGF selected Mr. Mellin. Furthermore, on the Effective Date, in connection with the transactions described above, SGF and/or one or more of its affiliates received approximately $24.9 million in aggregate principal amount of the Second Lien Notes, 206,557 shares of the Company’s new common stock and a cash payment of $2.0 million.
SGF received PIK interest payments, in the amounts of $1,962,899 (in 2019), $1,831,304 (in 2018) and $583,568 (in 2017) with respect to its Second Lien Notes, in each case commensurate with other holders thereof.
Corre Partners Management, LLC
On the Effective Date and in connection with the transactions described above Corre, and/or one or more of its affiliates received approximately $24.2 million in aggregate principal amount of the Second Lien Notes, 234,554 shares of the Company’s new common stock and a cash payment of $3.1 million.
Corre received PIK interest payments, in the amounts of $1,899,993 (in 2019), $1,772,614 (in 2018) and $565,620 (in 2017) with respect to its Second Lien Notes, in each case commensurate with other holders thereof.
Wolverine Flagship Fund Trading Limited
On the Effective Date and in connection with the transactions described above, WFF and/or one or more of its affiliates received approximately $8.5 million in aggregate principal amount of the Second Lien Notes, 70,905 shares of the Company’s new common stock and a cash payment of $.7 million.
WFF received PIK interest payments, in the amounts of $668,228 (in 2019), $623,429 (in 2018) and $198,664 (in 2017) with respect to its Second Lien Notes, in each case commensurate with other holders thereof.

Pursuant to the Plan and Stockholders Agreement, Corre and WFF have the right by mutual agreement to designate one member of the Board; provided that such designated individual who qualifies as an “independent director” under NASDAQ Marketplace Rule 5605(a)(2). Mr. Brodsky was selected by Corre and WFF.
Revolving Credit and Security Agreement
On June 1, 2018, the Company entered into an Amendment No. 1 to Revolving Credit and Security Agreement (the “Credit Agreement Amendment”) by and among the Company, the other borrowers and guarantors party thereto and PNC Bank, National Association as the agent and the lenders, which amends that certain Revolving Credit and Security Agreement dated as of August 31, 2017 (as amended by the Credit Agreement Amendment, the “Expanded Credit Facility”) to provide for additional borrowing capacity. The Expanded Credit Facility provides for an additional $25 million last out Revolving B credit facility made available in part by way of a participation in the Revolving B credit facility by each of Highbridge in the aggregate amount of approximately $7.6 million, Whitebox in the aggregate amount of approximately $7.1 million, SGF in the aggregate amount of $3.8 million, and Corre in the aggregate amount of approximately $3.0 million. The Revolving B credit facility accrues interest at 12.0% per annum and will be paid-in-kind unless the Company elects to pay such interest in cash and the Revolving B payment conditions specified in the Expanded Credit Facility are satisfied. Borrowings under the existing Revolving B credit facility will mature on February 28, 2022. The Expanded Credit Facility continues to be secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors..
ITEM 14 — Principal Accountant Fees and Services
Audit Committee Matters
Audit and Non-Audit Fees
The following table sets forth the aggregate fees billed or expected to be billed by Deloitte for professional services incurred for the years ended December 31, 2019, and 2018, on the Company’s behalf:

Fee Category	2019	2018
Audit Fees	$821,885	$864,497
Audit-Related Fees	3,790	47,390
Tax Fees	76,401	108,038
All Other Fees	―	―
Total Fees	$902,076	$1,019,925
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
Tax Fees
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. These services include assistance with the preparation of various tax returns.
Pre-Approval Policy for Audit and Non-Audit Services
The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services to be provided by the Company’s independent auditor. Also, specific pre-approval by the Audit Committee is required for any proposed services exceeding pre-approved cost levels. The Audit Committee periodically reviews reports summarizing all services provided by the independent auditor. In 2019, the Audit Committee pre-approved all audit and non-audit services provided to the Company in accordance with the Audit Committee pre-approval policy.

PART IV
ITEM 1 — Financial Statement Schedules and Exhibits
No financial statements or financial statements schedules are filed with this report on Form 10-K/A.

Exhibit Index
The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

2.1	Debtors’ Amended Prepackaged Joint Chapter 11 Plan of Reorganization dated July 25, 2017.	8-K	2.1	August 3, 2017	1-5415

3.1	Articles of Amendment and Restatement of the Company.	8-A	3.1	August 31, 2017	1-5415

3.2	Amended and Restated Bylaws of the Company, adopted August 31, 2017.	8-A	3.2	August 31, 2017	1-5415

4.1	Specimen Certificate for New Common Stock.	8-A	4.1	August 31, 2017	1-5415

4.2	Indenture, dated August 31, 2017, between the Company, certain of its subsidiaries, WSFS, FSB, as Trustee and Collateral Agent.	8-K	10.2	September 6, 2017	1-5415

4.3	Stockholders Agreement dated as of August 31, 2017 by and among A.M. Castle & Co. and certain beneficial owners or holders of record of the New Common Stock signatory thereto.	8-A	10.1	August 31, 2017	1-5415

4.4	Description of the Company's Securities Registered Pursuant to Section 12 of the Exchange Ace of 1934	10-K	4.4	February 27, 2020	1-5415

10.1	Revolving Credit and Security Agreement dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	September 6, 2017	1-5415

10.2	Intercreditor Agreement dated August 31, 2017, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries.	8-K	10.3	September 6, 2017	1-5415

10.3	Registration Rights Agreement dated as of August 31, 2017 by and among A. M. Castle & Co. and certain beneficial owners or holders of record of the New Common Stock signatory thereto.	8-A	10.2	August 31, 2017	1-5415

10.4*	2017 Management Incentive Plan of the Company.	10-Q	10.1	November 14, 2017	1-5415

10.5*	Form of Award Agreement under the 2017 Management Incentive Plan of the Company.	8-K	10.4	September 6, 2017	1-5415

10.9*	Amended and Restated Employment Agreement dated December 15, 2017, between A. M. Castle & Co. and Edward Quinn.	10-K	10.9	March 15, 2018	1-5415

10.10*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Patrick R. Anderson.	10-Q	10.3	August 9, 2017	1-5415

10.11*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415

10.12*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415

10.13*	Form of A. M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415
10.14*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415

10.15*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.	10-K/A	10.4	March 16, 2016	1-5415

10.16*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).	10-K/A	10.4	March 16, 2016	1-5415

10.17*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.	10-K/A	10.5	March 16, 2016	1-5415

10.18	Amendment No. 1, dated June 1, 2018, to the Revolving Credit and Security Agreement Revolving Credit dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	June 4, 2018	1-5415

10.19	Supplemental Indenture and Amendment No. 1, dated June 1, 2018, to the Indenture dated August 31, 2017 between the Company and Wilmington Saving Fund Society, FSB, as trustee and as collateral agent.	8-K	10.2	June 4, 2018	1-5415

10.20*	Form of Performance Unit Award Agreement	10-Q	10.1	November 14, 2018	1-5415

10.21*	Employment Agreement dated May 9, 2019, between A.M. Castle & Co. and Jeremy Steele	10-Q	10.1	May 9, 2019	1-5415

10.22*	Retirement Agreement and Release dated January 7, 2020, between A.M. Castle & Co. and Steven W. Scheinkman	8-K	10.1	January 8, 2020	1-5415

10.23*	Amended and Restated Employment Agreement dated January 7, 2020, between A.M. Castle & Co. and Marec E. Edgar	8-K	10.2	January 8, 2020	1-5415

10.24*	Form of Non-Employee Director Restricted Stock Award Agreement under the 2017 Management Incentive Plan of the Company	10-K	10.2	February 27, 2020	1-5415

21.1	Subsidiaries of Registrant	10-K	21.1	February 27, 2020	1-5415

23.1	Consent of Deloitte & Touche LLP	10-K	23.1	February 27, 2020	1-5415

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	10-K	31.1	February 27, 2020	1-5415

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	10-K	31.2	February 27, 2020	1-5415

31.3	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, relating to the Registrant's Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019.

31.4	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, relating to the Registrant's Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019.

32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	10-K	32.1	February 27, 2020	1-5415

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Deficit, and (vi) Notes to Consolidated Financial Statements.	10-K	101.0	February 27, 2020	1-5415

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 19th day of March, 2020.

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