Form 10-Q
period 2020-03-31
A. M. Castle & Co.
filed 2020-05-15
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2020
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
Yes  ☒ No  ☐
The number of shares outstanding of the registrant’s common stock as of May 13, 2020 was 73,910,334 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,269	$6,433
Accounts receivable, less allowances of $1,979 and $1,766, respectively	83,554	74,697
Inventories	151,239	144,411
Prepaid expenses and other current assets	10,171	9,668
Income tax receivable	2,390	1,995
Total current assets	251,623	237,204
Goodwill and intangible assets	8,176	8,176
Prepaid pension cost	6,317	5,758
Deferred income taxes	1,484	1,534
Operating right-of-use assets	32,309	29,423
Other noncurrent assets	437	792
Property, plant and equipment:
Land	5,575	5,579
Buildings	20,801	20,950
Machinery and equipment	40,840	41,054
Property, plant and equipment, at cost	67,216	67,583
Accumulated depreciation	(21,282)	(20,144)
Property, plant and equipment, net	45,934	47,439
Total assets	$346,280	$330,326
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,361	$41,745
Accrued and other current liabilities	10,922	11,188
Operating lease liabilities	6,065	6,537
Income tax payable	497	573
Short-term borrowings	2,277	2,888
Current portion of finance leases	579	596
Total current liabilities	79,701	63,527
Long-term debt, less current portion	246,168	263,523
Deferred income taxes	3,619	3,775
Finance leases, less current portion	8,080	8,208
Other noncurrent liabilities	2,859	2,894
Pension and postretirement benefit obligations	6,658	6,709
Noncurrent operating lease liabilities	26,317	22,760
Commitments and contingencies (see Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value—200,000 Class A shares authorized with 74,079 shares issued and 73,911 shares outstanding at March 31, 2020, and 3,818 shares issued and 3,650 shares outstanding at December 31, 2019	741	38
Additional paid-in capital	86,670	61,461
Accumulated deficit	(99,782)	(88,741)
Accumulated other comprehensive loss	(14,297)	(13,374)
Treasury stock, at cost — 168 shares at March 31, 2020 and 168 shares at December 31, 2019	(454)	(454)
Total stockholders’ deficit	(27,122)	(41,070)
	$346,280	$330,326

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended
	March 31,
	2020	2019
Net sales	$126,610	$149,527
Costs and expenses:
Cost of materials (exclusive of depreciation)	92,296	110,958
Warehouse, processing and delivery expense	18,036	20,277
Sales, general and administrative expense	16,214	16,502
Depreciation expense	2,076	2,121
Total costs and expenses	128,622	149,858
Operating loss	(2,012)	(331)
Interest expense, net	9,976	9,449
Other expense (income), net	196	(1,602)
Loss before income taxes	(12,184)	(8,178)
Income tax benefit	(1,143)	(175)
Net loss	$(11,041)	$(8,003)

Basic and diluted loss per common share	$(1.67)	$(3.82)

Comprehensive loss:
Net loss	$(11,041)	$(8,003)
Change in unrecognized pension and postretirement benefit costs, net of tax	25	23
Foreign currency translation adjustments, net of tax	(948)	(464)
Comprehensive loss	$(11,964)	$(8,444)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net loss	$(11,041)	$(8,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,076	2,121
Amortization of deferred financing costs and debt discount	3,436	2,565
Unrealized foreign currency loss (gain)	2,063	(140)
Noncash interest paid in kind	4,065	3,852
Noncash rent expense	89	728
Noncash compensation expense	291	643
Deferred income taxes	(14)	(836)
Changes in assets and liabilities:
Accounts receivable	(9,661)	(12,701)
Inventories	(7,928)	(3,810)
Prepaid expenses and other current assets	(430)	(142)
Other noncurrent assets	(166)	(111)
Prepaid pension costs	(534)	(189)
Accounts payable	17,792	11,088
Income tax payable and receivable	(475)	521
Accrued and other current liabilities	(204)	1,084
Pension and postretirement benefit obligations and other noncurrent liabilities	(86)	(67)
Net cash used in operating activities	(727)	(3,397)
Investing activities:
Capital expenditures	(683)	(764)
Proceeds from sale of property, plant and equipment	50	—
Net cash used in investing activities	(633)	(764)
Financing activities:
Proceeds from long-term debt including credit facilities	2,000	—
Repayments of long-term debt including credit facilities	(500)	—
(Repayments of) proceeds from short-term borrowings, net	(563)	1,471
Principal paid on financing leases	(144)	(149)
Payments of debt restructuring costs	(1,474)	—
Net cash (used in) provided by financing activities	(681)	1,322
Effect of exchange rate changes on cash and cash equivalents	(123)	13
Net change in cash and cash equivalents	(2,164)	(2,826)
Cash and cash equivalents - beginning of year	6,433	8,668
Cash and cash equivalents - end of period	$4,269	$5,842

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	3,803	—	$38	$—	$55,421	$(50,472)	$(14,348)	$(9,361)
Cumulative effect from adoption of the new lease standard (Leases: Topic 842)	—	—	—	—	—	246	—	246
Net loss	—	—	—	—	—	(8,003)	—	(8,003)
Foreign currency translation, net of tax	—	—	—	—	—	—	(464)	(464)
Change in unrecognized pension and postretirement benefit costs, net of tax	—	—	—	—	—	—	23	23
Reclassification to equity of interest paid in kind attributable to conversion option, net of $315 tax effect	—	—	—	—	896	—	—	896
Share-based compensation	—	—	—	—	401	—	—	401
Vesting of restricted shares and other	—	(168)	—	(454)	529	—	—	75
Balance as of March 31, 2019	3,803	(168)	$38	$(454)	$57,247	$(58,229)	$(14,789)	$(16,187)

Balance as of December 31, 2019	3,818	(168)	$38	$(454)	$61,461	$(88,741)	$(13,374)	$(41,070)
Net loss	—	—	—	—	—	(11,041)	—	(11,041)
Foreign currency translation, net of tax	—	—	—	—	—	—	(948)	(948)
Change in unrecognized pension and postretirement benefit costs, net of tax	—	—	—	—	—	—	25	25
Common shares issued upon conversion of debt (Note 6)	70,261	—	703	—	25,245	—	—	25,948
Share-based compensation	—	—	—	—	214	—	—	214
Vesting of restricted shares and other	—	—	—	—	(250)	—	—	(250)
Balance as of March 31, 2020	74,079	(168)	$741	$(454)	$86,670	$(99,782)	$(14,297)	$(27,122)
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The Condensed Consolidated Financial Statements of A.M. Castle & Co. and its consolidated subsidiaries (collectively, the "Company") included herein and the notes thereto have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2019 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The operating results for the three months ended March 31, 2020, as reported herein, may not necessarily be indicative of the Company’s operating results for the full year.
(2) New Accounting Standards
Standards Updates Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 amends Fair Value Measurement (Topic 820) to add, remove, and modify fair value measurement disclosure requirements. The ASU’s changes to disclosures aim to improve the effectiveness of Topic 820's disclosure requirements under the aforementioned FASB disclosure framework project. The Company adopted the disclosure requirements of ASU No. 2018-13 in this Form 10-Q for the three-months ended March 31, 2020 and determined it had no impact on its fair value disclosures herein.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. Early adoption is permitted. The Company adopted the new guidance under ASU 2019-12 in the first quarter of 2020 and removed the exception for intraperiod allocations from its interim period tax provision calculation, accordingly.
On March 2, 2020, the SEC issued Final Rule Release No. 33-10762, "Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities" (the “final rule”). The final rule simplifies the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, which currently require separate financial statements for (1) subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met and (2) affiliates that collateralize registered securities offerings if the affiliates’ securities are a substantial portion of the collateral. Under the final rule, alternative financial disclosures or narrative disclosures (referred to collectively as “Alternative Disclosures”) may be provided in lieu of separate financial statements of the guarantors or affiliates. The amendments in the final rule are generally effective for filings on or after January 4, 2021, with early application permitted. The Company has elected to adopt the amendments of the final rule for the quarter ended March 31, 2020 and accordingly, has elected to present the alternative disclosures of the guarantors of its registered securities in Part I Item 2, Management's Discussion and Analysis, of this Form 10-Q.
Standards Updates Issued Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted. The Company will adopt the guidance and disclosure requirements of ASU 2016-13 in fiscal year 2023.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The purpose of ASU 2020-04 is to provide optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates, and, in particular, the risk of cessation of the London Interbank Offered Rate (LIBOR), reference rate reform refers to a global initiative to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a topic or an industry subtopic, the amendments in ASU 2020-04 must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. The Company is currently assessing the accounting and financial impact of reference rate reform and will consider applying the optional guidance of ASU 2020-04 accordingly.
(3) Revenue
The Company recognizes revenue from the sale of products when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the three months ended March 31, 2020 and March 31, 2019, respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the Company's business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company records revenue from shipping and handling charges in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three months ended March 31, 2020 and March 31, 2019, shipping and handling costs included in warehouse, processing and delivery expenses were $5,607 and $6,136, respectively. As a practical expedient under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
The Company maintains an allowance for doubtful accounts related to the potential inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers. The Company considered the economic impact of the the novel coronavirus ("COVID-19") pandemic on the collectibility of customer accounts receivable and determined that no additional allowance for doubtful accounts was required as of March 31, 2020. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The Company will continue to analyze any financial and commercial impacts of the COVID-19 pandemic, including any adverse impact the COVID-19 pandemic may have on the collectibility of customer accounts receivable.

The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Accounts receivable allowance for doubtful accounts and credit memos activity is as follows:

	Three Months Ended
	March 31,
	2020	2019
Balance, beginning of period	$1,766	$1,364
Add Provision charged to expense(a)	223	192
Recoveries	—	11
Less Charges against allowance	(10)	(60)
Balance, end of period	$1,979	$1,507
(a) Includes the net amount of credit memos reserved and issued.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Net sales exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales
United States	$85,437	$95,132
Canada	10,023	11,840
Mexico	11,122	12,656
France	11,712	15,098
China	4,825	10,411
All other countries	3,491	4,390
Total	$126,610	$149,527
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
(4) Loss Per Share
Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of the common stock of A.M. Castle & Co. outstanding plus outstanding common stock equivalents. Common stock equivalents consist of restricted stock awards and other share-based payment awards, and shares that may be issued upon conversion of the Company’s outstanding 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “Existing Notes”) and the Company's outstanding 3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due 2024 (the “New Notes”), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 6 - Debt, for further description of the Existing Notes and New Notes.

The following table is a reconciliation of the basic and diluted loss per common share calculations:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(11,041)	$(8,003)
Denominator:
Weighted average common shares outstanding	6,608	2,096
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted loss per common share	6,608	2,096

Basic loss per common share	$(1.67)	$(3.82)
Diluted loss per common share	$(1.67)	$(3.82)
Excluded outstanding share-based awards having an anti-dilutive effect	1,407	1,600
The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s Existing Notes or New Notes, as they were anti-dilutive under the if-converted method.
The Existing Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share. The New Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $0.46 per share. In future periods, absent a fundamental change as described in Note 6 - Debt, the outstanding Existing Notes and New Notes could increase diluted average shares outstanding by a maximum of approximately 209,717 shares.
(5) Goodwill and Intangible Asset
As of both March 31, 2020 and December 31, 2019, the Company had goodwill with a carrying value of $2,676, none of which is tax deductible. There were no changes in the amount of goodwill recognized in the three months ended March 31, 2020. The Company's other intangible asset is comprised of an indefinite-lived trade name, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both March 31, 2020 and December 31, 2019.
The Company tests both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the recent outbreak of the COVID-19 pandemic, which has spread across the globe to many countries in which the Company does business and is impacting worldwide economic activity, the Company has determined that the potential impact on its business, including, but not limited to, a potential decrease in revenue, supply chain disruptions and/or facility closures, represented a triggering event requiring an interim impairment test of its goodwill and indefinite-lived trade name assets. Based on the results of these interim impairment tests, the Company determined its one reporting unit's goodwill and indefinite-lived trade name asset were not impaired as of March 31, 2020.
While the Company considered the impact the COVID-19 pandemic may have on it future cash flows when preparing its interim goodwill impairment test, the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown. The Company will continue to assess its goodwill for impairment as events and circumstances change. Any further deterioration in the Company's forecasted revenue, gross material margin, and/or costs and expenses could result in an impairment of a portion or all of its goodwill. The amount of such impairment would be recognized as an expense in the period the goodwill is impaired.

(6) Debt
Long-term debt consisted of the following:

	As of
	March 31, 2020	December 31, 2019
LONG-TERM DEBT
Floating rate Revolving A Credit Facility due February 28, 2022	$103,500	$102,000
12.00% Revolving B Credit Facility due February 28, 2022(a)	26,570	25,788
3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024(b)	95,135	—
5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022(c)	3,757	193,660
Total principal balance of long-term debt	228,962	321,448
Plus: derivative liability for embedded conversion feature(d)	38,962	—
Less: unvested restricted 3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024(e)	(228)	—
Less: unvested restricted 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022(e)	—	(323)
Less: unamortized discount	(21,273)	(57,313)
Less: unamortized debt issuance costs	(255)	(289)
Total long-term debt	246,168	263,523
Less: current portion of long-term debt	—	—
Total long-term portion	$246,168	$263,523
(a) Included in balance is interest paid in kind of $5,070 as of March 31, 2020 and $4,288 as of December 31, 2019.
(b) There was no interest paid in kind included in the balance as of March 31, 2020.
(c) Included in balance is interest paid in kind of $618 as of March 31, 2020 and $28,991 as of December 31, 2019.
(d) If the Company receives shareholder approval for the authorization of additional shares of the Company's common stock, the derivative liability for the embedded conversion feature will be reclassified from a liability to equity (see further discussion below).
(e) Represents the unvested portion of restricted 3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024 issued to certain members of management and the unvested portion of restricted 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022 issued to certain members of management (see Note 9 - Share-based compensation).
Credit Facilities
On August 31, 2017, the Company entered into the Revolving Credit and Security Agreement with PNC Bank, National Association ("PNC") as lender and as administrative and collateral agent (the “Agent”), and other lenders party thereto (the "Original ABL Credit Agreement"). The Original ABL Credit Agreement provided for a $125,000 senior secured, revolving credit facility (the "Revolving A Credit Facility") under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors.
On June 1, 2018, the Company entered into an Amendment No. 1 to Original ABL Credit Agreement (the “Credit Agreement Amendment No. 1”) by and among the Company, the Borrowers and guarantors party thereto and the Agent and the other lenders party thereto, which amended the Original ABL Credit Agreement to provide for additional borrowing capacity. On March 27, 2020, the Company entered into an Amendment No. 2 to the Original ABL Credit Agreement (the "Credit Agreement Amendment No. 2") by and among the Company, the Borrowers and guarantors party thereto and the Agent and the other lenders party thereto, which amended the Original ABL Credit Agreement (as amended by the Credit Agreement Amendment No. 1 and Credit Agreement No. 2, the “ABL Credit Agreement”) to permit the Exchange Offer (defined below) to proceed.
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
The Company may prepay its obligations under the ABL Credit Agreement at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company's obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to March 27, 2021, a 0.50% fee shall be due and, for the period from March 28, 2021 through September 27, 2021, a 0.25% fee shall be due, in each case in the amount of such commitment reduction, subject to reduction as set forth in the ABL Credit Agreement. Indebtedness for borrowings under the ABL Credit Agreement is subject to acceleration upon the occurrence of specified defaults or events of default, including (i) failure to pay principal or interest, (ii) the inaccuracy of any representation or warranty of a loan party, (iii) failure by a loan party to perform certain covenants, (iv) defaults under indebtedness owed to third parties, (v) certain liability producing events relating to ERISA, (vi) the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and (vii) certain adverse bankruptcy-related and other events.
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
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the three months ended March 31, 2020 and the three months ended March 31, 2019 was 4.71% and 5.57%, respectively. The weighted average facility fee for each such quarter was 0.25%. The Company pays certain customary recurring fees with respect to the ABL Credit Agreement. Interest expense related to the Revolving B Credit Facility of $782 and $686 was paid in kind in the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively.
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
The Company's ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the ABL Credit Agreement) when the Company's cash liquidity (as defined in the ABL Credit Agreement) is less than $12,500. The Company is not in a Covenant Testing Period as of March 31, 2020.
Unamortized debt issuance costs of $255 associated with the ABL Credit Agreement were recorded as a reduction in long-term debt as of March 31, 2020.
Convertible Senior Secured Notes
On March 27, 2020, the Company completed an exchange offer and consent solicitation (the “Exchange Offer”) to issue its New Notes and shares of its common stock in exchange for its Existing Notes, including any accrued and unpaid interest on the Existing Notes as of the date in which the Exchange Offer was completed. Pursuant to the terms of the Exchange Offer, $190,200 in aggregate principal amount of the Existing Notes were tendered and accepted and in exchange, the Company issued $95,135 in aggregate principal amount of its New Notes and 70,261 shares of its common stock. The New Notes are guaranteed on a senior basis by all current and future domestic subsidiaries (other than those designated as "unrestricted subsidiaries") of the Company (the "Guarantors"). Holders of the Existing Notes who did not tender into this Exchange Offer will retain their Existing Notes. An aggregate principal amount of Existing Notes in the amount of $3,693 were not tendered and remained outstanding at the date of Exchange Offer.
The New Notes have substantially the same terms that the Existing Notes had prior to the completion of the Exchange Offer except for the following primary differences: (i) the New Notes are not exempt from the registration requirements of the Securities Act of 1933, as amended, and have the benefit of registration rights to the holders of the New Notes, (ii) the interest on the New Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, compared to interest on the Existing Notes, which accrues at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, and (iii) the New Notes have a maturity date of August 31, 2024, compared to the Existing Notes, which have a maturity date of August 31, 2022.
In conjunction with the Exchange Offer, on March 27, 2020, the Company, the guarantors of the Existing Notes and the trustee for the Existing Notes entered into a supplemental indenture to the indenture governing the Existing Notes (the “Existing Indenture”) to provide for, among other things, the elimination or amendment of substantially all of the restrictive covenants, the release of all collateral securing the Company’s obligations under the Existing Indenture, and the modification of certain of the events of default and various other provisions contained in the Existing Indenture (the "Supplemental Indenture").
Also on March 27, 2020, PNC (in its capacity as “First Lien Agent”), the trustee for the Existing Notes and the Company and certain of its subsidiaries executed an intercreditor agreement (the “New Intercreditor Agreement”) providing for the lien priority of the first lien facility over the New Notes. The terms and conditions of the New Intercreditor Agreement are substantially consistent with those applicable to the intercreditor agreement between the First Lien Agent and the trustee for the Existing Notes prior to the completion of the Exchange Offer (the “Existing Intercreditor Agreement”). PNC and the trustee for the Existing Notes also entered into an amendment of the Existing Intercreditor Agreement to, among other things, remove certain limitations and rights of the Existing Notes with respect to the first lien facility.
The New Notes were issued pursuant to an indenture (the “New Notes Indenture”), which the Company and the Guarantors entered into with Wilmington Savings Fund Society, FSB, as trustee and collateral agent ("Indenture Agent"), on March 27, 2020. The New Notes are, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the ABL Credit Agreement.
The New Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $0.46 per share, which rate is subject to adjustment as set forth in the New Notes Indenture. Under the New Notes Indenture, upon the conversion of the New Notes in connection with a Fundamental Change (as defined in the New Notes Indenture), for each $1.00 principal amount of the New Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price or (b) $1.00 divided by the price paid per share of the Company's common stock in connection with such Fundamental Change calculated in accordance with the New Notes Indenture, subject to other provisions of the New Notes Indenture. Subject to certain exceptions, under the New Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the New Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.
The Existing Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Supplemental Indenture. Under the Supplemental Indenture, the conversion of the Existing Notes in connection with a Fundamental Change (as defined in the Supplemental Indenture) is substantially the same as under the New Notes Indenture, other than the applicable conversion price.

Upon conversion of the New Notes and/or the Existing Notes, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right, if the Company elects to settle in cash, will be calculated as provided in the New Notes Indenture or Supplemental Indenture, as applicable, using a 20 trading day observation period.
As discussed previously, the New Notes are convertible into` common stock at the option of the holder. The Company determined that the conversion option is not clearly and closely related to the economic characteristics of the New Notes, nor does the conversion option meet the own equity scope exception as the Company does not currently have sufficient authorized and unissued common stock shares to satisfy the maximum number of common stock shares that could be required to be issued upon conversion. As a result, the Company concluded that the embedded conversion option must be bifurcated from the New Notes, separately valued, and accounted for as a derivative liability. The initial value allocated to the derivative liability was $38,962, with a corresponding reduction in the carrying value of the New Notes. During each reporting period, the derivative liability, which is classified in long-term debt, will be marked to fair value through earnings. If the Company receives shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the New Notes so the conversion option can be share-settled in full, the conversion option is expected to qualify for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.
The New Notes are fully and unconditionally guaranteed, jointly and severally, by certain subsidiaries of the Company. The New Notes and the related guarantees are secured by a lien on substantially all of the Company’s and the guarantors’ assets, subject to certain exceptions pursuant to certain collateral documents pursuant to the New Notes Indenture. The terms of the New Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue certain stock; make certain investments; create liens; agree to certain payment restrictions affecting certain subsidiaries; sell or otherwise transfer or dispose assets; enter into transactions with affiliates; and enter into sale and leaseback transactions.
Neither the New Notes nor the Existing Notes may be redeemed by the Company in whole or in part at any time prior to maturity, except the Company may be required to make an offer to purchase the New Notes using the proceeds of certain material asset sales involving the Company or one of its restricted subsidiaries, as described more particularly in the New Notes Indenture. In addition, if a Fundamental Change (as defined in the New Notes Indenture and the Supplemental Indenture, as applicable) occurs at any time, each holder of any New Notes or Existing Notes has the right to require the Company to repurchase such holder’s notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
The Company must use the net proceeds of material sales of collateral, which proceeds are not used for other permissible purposes, to make an offer of repurchase to holders of the New Notes. Indebtedness for borrowings under the New Notes Indenture and the Supplemental Indenture is subject to acceleration upon the occurrence of specified defaults or events of default as set forth under each such indenture, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor, failure by an obligor to perform certain covenants, the invalidity or impairment of the Agent’s lien on its collateral under the New Notes Indenture, the invalidity or impairment of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Upon satisfaction of certain conditions more particularly described in the New Notes Indenture, including the deposit in trust of cash or securities sufficient to pay the principal of and interest and any premium on the New Notes, the Company may effect a covenant defeasance of certain of the covenants imposing financial and operating restrictions on the Company’s business. In addition, and subject to certain exceptions as more particularly described in the New Notes Indenture, the Company may amend, supplement or waive provisions of the New Notes Indenture with the consent of holders representing a majority in aggregate principal amount of the New Notes, and may in effect release collateral from the liens securing the New Notes with the consent of holders representing 66.67% in aggregate principal amount of the New Notes.
Interest on the New Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, payable quarterly beginning with the quarter ending June 30, 2020. Interest on the Existing Notes continues to accrue at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, payable quarterly. Pursuant to the terms of both the New Notes Indenture and the Supplemental Indenture, the Company is currently paying interest on both the New Notes and the Existing Notes in kind. Interest expense related to the Existing Notes of $65 and $3,166 was paid in kind in the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively.
The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of ASC No. 470-60, "Debt-Troubled Debt Restructurings". Accordingly, for the quarter ended March 31, 2020, the Company has expensed legal and other direct costs incurred in conjunction with the Exchange Offer in the amount of $737 in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations and Comprehensive Loss and recognized additional legal and other direct costs incurred also in the amount for $737 as a decrease to additional paid-in capital for the quarter ended March 31, 2020.
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of March 31, 2020 and December 31, 2019, the French subsidiary had borrowings of $2,277 and $2,888, respectively, under the local credit facility.
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
The Company’s pension plan asset portfolio as of March 31, 2020 and December 31, 2019 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee of the pension plan by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
As of March 31, 2020, the fair value of the Company's New Notes, including the conversion option, was estimated to be $96,462, compared to a face value of $95,135. As of March 31, 2020, the fair value of the Company's Existing Notes, including the conversion option, was estimated to be $3,247 compared to a face value of $3,757. As of December 31, 2019, the fair value of the Company's Existing Notes, including the conversion option, was estimated to be $136,085 compared to a face value of $193,660. The fair value of the New Notes as of March 31, 2020 and the Existing Notes as of December 31, 2019 was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Notes, which is a Level 3 input as defined by the fair value hierarchy. The fair value of the Existing Notes as of March 31, 2020 was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

The following valuation assumptions were used in determining the fair value of the New Notes, including the conversion option, as of March 31, 2020:

Risk-free interest rate	0.35%
Credit spread	14.11%
PIK premium spread	2.00%
Volatility	50.00%
As of March 31, 2020, the fair value of the Company's Revolving B Credit Facility was estimated to be $25,882 compared to a face value of $26,570. As of December 31, 2019, the fair value of the Company's Revolving B Credit Facility was estimated to be $25,082 compared to a face value of $25,788.The fair value of the Revolving B Credit Facility was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
Given the short-term nature and/or the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility and the French subsidiary's foreign line of credit approximated the carrying value as of March 31, 2020.
Fair Value Measurement of Embedded Conversion Feature
The fair value of the derivative liability for the embedded conversion feature of the New Notes was estimated to be $38,962 as of March 31, 2020. The estimated fair value of the derivative liability for the embedded conversion feature of the New Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature. There was no significant change in the fair value of the embedded conversion feature of the New Notes between March 27, 2020, the date it was recorded, and March 31, 2020.
(8) Stockholders’ Equity
Exchange Offer
The Company issued 70,261 shares of its common stock on March 27, 2020 in connection with the Exchange Offer (see Note 6 - Debt). The issuance of these shares was recorded using the fair value of the Company's common stock on the date the shares were issued, and resulted in an increase in the par value of common stock and additional paid-in capital of $703 and $25,245, respectively. The shares were issued in exchange for Existing Notes, and, as such, the Company received no cash proceeds as part of the exchange.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	As of
	March 31, 2020	December 31, 2019
Unrecognized pension and postretirement benefit costs, net of tax	$(7,046)	$(7,071)
Foreign currency translation losses, net of tax	(7,251)	(6,303)
Total accumulated other comprehensive loss	$(14,297)	$(13,374)

Changes in accumulated other comprehensive loss by component in the three months ended March 31, 2020 and March 31, 2019 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Beginning Balance	$(7,071)	$(9,153)	$(6,303)	$(5,195)	$(13,374)	$(14,348)
Other comprehensive loss before reclassifications, net of tax	—	—	(948)	(464)	(948)	(464)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	25	23	—	—	25	23
Net current period other comprehensive income (loss)	25	23	(948)	(464)	(923)	(441)
Ending Balance	$(7,046)	$(9,130)	$(7,251)	$(5,659)	$(14,297)	$(14,789)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the three months ended March 31, 2020 and March 31, 2019.

Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2020	2019
Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$13	$13
Actuarial loss (a)	12	10
Total before tax	25	23
Tax effect	—	—
Total reclassifications for the period, net of tax	$25	$23
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other income, net.
(9) Share-based Compensation
Restricted Shares
The Company's Board of Directors (the "Board") has issued restricted shares of the Company's common stock ("Restricted Shares") and restricted Existing Notes (the "Existing Restricted Notes") to certain officers of the Company, as well as Restricted Shares to certain members of the Board. On March 27, 2020, in conjunction with the Exchange Offer, the Company issued restricted New Notes (the "New Restricted Notes") and Restricted Shares in exchange for all of the outstanding Existing Restricted Notes, including any accrued and unpaid interest on the Existing Restricted Notes as of the date in which the Exchange Offer was completed (the "Restricted Note Exchange"). Pursuant to the Restricted Note Exchange, $1,613 in aggregate principal amount of the Existing Restricted Notes were tendered and accepted and in exchange, the Company issued $793 in aggregate principal amount of New Restricted Notes and 586 shares of Restricted Shares. The New Restricted Notes outstanding were convertible into an additional 1,740 shares of the Company's common stock as of March 31, 2020.
The Restricted Shares granted to certain officers of the Company on September 1, 2017 cliff vest three years from the date of grant, subject to the conditions set forth in the MIP. As they relate to the first tranche of Existing Restricted Notes, New Restricted Notes and Restricted Shares issued as a result of the Restricted Note Exchange cliff vest three years from the original date of grant, September 31, 2017. As they relate to the second tranche of Existing Restricted Notes, which were made available as lapsed incentive awards and awarded to certain officers of the Company on March 25, 2020, the New Restricted Notes and Restricted Shares issued as a result of the Restricted Note Exchange cliff vest on August 31, 2024.

A summary of the activity of the Company's Restricted Shares as of March 31, 2020 and in the three months then ended follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	1,429	$3.13
Issued upon exchange of Existing Restricted Notes	586	0.38
Forfeited	—	—
Vested	(607)	3.14
Outstanding at March 31, 2020	1,408	1.98
Expected to vest after March 31, 2020	1,408	1.98
Performance Share Units
The Board has granted performance share units ("PSUs") as awards under the MIP to non-executive senior level managers and other select personnel. The PSUs contain a performance-based condition tied to the enterprise value of the Company. Each PSU that vests entitles the participant to receive, at the discretion of the Company's Board, one share of the Company's common stock or cash equal to the fair market value of one share of the Company's common stock. Vesting occurs upon achievement of a defined enterprise value of the Company, with 50% vesting upon achievement of the defined enterprise value between the performance period September 30, 2020 and September 30, 2022, and the remaining 50% vesting upon the achievement of the defined enterprise value as a result of a specified transaction, as defined in the PSU agreement, on or before September 30, 2022.
As of March 31, 2020, there were 783 PSUs outstanding.
Share-Based Compensation Expense
Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of March 31, 2020, no compensation expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition had not been met.
As of March 31, 2020, the unrecognized share-based compensation expense related to unvested Restricted Shares was $435 and is expected to be recognized over a weighted-average period of approximately 0.7 years. Forfeitures are accounted for as they occur.
As of March 31, 2020, the unrecognized share-based compensation expense related to the outstanding New Restricted Notes was $793 and is expected to be recognized over a weighted-average period of approximately 0.8 years. The Company will recognize this compensation expense on a straight-line basis over the remaining vesting period using the fair value of the New Restricted Notes at the Restricted Note Exchange date.
(10) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit credit are as follows:

	Three Months Ended
	March 31,
	2020	2019
Service cost	$112	$106
Interest cost	1,014	1,322
Expected return on assets	(1,681)	(1,531)
Amortization of prior service cost	13	13
Amortization of actuarial loss	12	10
Net periodic pension and postretirement benefit credit	$(530)	$(80)
Contributions paid	$—	$—
The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2020.

The Company was party to a multi-employer pension plan from which the Company determined to withdraw. At March 31, 2020, the total estimated liability to withdraw from the plan was $3,099. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets and the long-term liability of $2,859 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(11) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
On March 27, 2020, the U.S. federal government signed into law the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, to provide economic relief to U.S. companies impacted by the COVID-19 pandemic. Pursuant to the provisions of the CARES Act, the Company will carryback its net operating losses from 2019 to offset taxable net income realized in 2018.
In the three months ended March 31, 2020, the Company recorded income tax benefit of $1,143 on a loss before income taxes of $12,184, for an effective tax rate of 9.4%. In the three months ended March 31, 2019, the Company recorded income tax benefit of $175 on a loss before income taxes of $8,178, for an effective tax rate of 2.1%. The most significant factors impacting the effective tax rate in the three months ended March 31, 2020 were (i) the increase in net operating loss carrybacks due to the CARES Act, (ii) the recording of the period expense associated with the quasi territorial tax regime called the Global Intangible Low Taxed Income Inclusion (“GILTI”), (iii) the foreign rate differential, and (iv) changes in valuation allowances in the United States and Canada.
The Company's U.S. federal corporate income tax rate is 21%.
(12) Commitments and Contingent Liabilities
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
(13) Subsequent Event
The Company qualified under the “alternative size standard” for a forgivable loan under the Paycheck Protection Program (“PPP”) administered by the Small Business Association (SBA) pursuant to the CARES Act. On April 28, 2020, the Company entered into an unsecured PPP loan in the aggregate principal amount of $10,000, which is to be used only for payroll expenses, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "PPP Loan"). After taking into account, among other things, the disruptions to the Company’s business activities caused by the COVID-19 pandemic, the recently completed Exchange Offer, its available, committed primary sources of liquidity, and its lack of access to alternative sources of liquidity, current economic conditions made this loan request necessary and appropriate to support the Company’s ongoing U.S. operations and mitigate potentially significant detriment to the Company’s business. The PPP Loan, which is evidenced by a Paycheck Protection Program Term Note, matures on April 28, 2022 and bears interest at a fixed rate of 1.0 percent per annum, with the first six months of interest deferred. The PPP Loan is payable in 17 monthly payments commencing on November 16, 2020 and may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, the PPP Loan, and interest accrued thereon, is forgivable, partially or in full, subject to certain conditions, including the extent to which the PPP Loan proceeds are used for permissible purposes within the eight week period following loan disbursement. The Company intends to use the PPP Loan proceeds for permissible purposes only and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP and the CARES Act; however, the Company can provide no assurances that it will be eligible for forgiveness of the PPP Loan, in whole or in part, and cannot quantify the portion of the PPP Loan that will be forgiven.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Certain statements contained in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect our expectations, estimates or projections concerning our possible or assumed future results of operations, including, but not limited to, descriptions of our business strategy, and the benefits we expect to achieve from our working capital management initiative. These statements are often identified by the use of words such as “believe,” “expect,” “anticipate,” “may,” “could,” “estimate,” “likely,” “will,” “intend,” “predict,” “plan,” "should," or other similar expressions. Forward-looking statements are not guarantees of performance or results and involve a number of risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable assumptions and estimates, there are many factors that could cause our actual results to differ materially from those projected. These factors include the impact of volatility of metals prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, the impact of our substantial level of indebtedness, the impact of the novel Coronavirus (COVID-19) pandemic on our financial results and business, as well as those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 and Part II Item 1A of this quarterly report on Form 10-Q. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Any forward-looking statement speaks only as of the date made. Except as required by applicable laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
The following discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related notes thereto in Item 1. “Financial Statements (unaudited)”.
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
Exchange Offer
On March 27, 2020, the Company completed an exchange offer and consent solicitation (the “Exchange Offer”) to issue its 3.00% / 5.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2024 (the “New Notes”) and shares of its common stock in exchange for its 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due 2022 (the “Existing Notes”), including any accrued and unpaid interest on the Existing Notes as of the date in which the Exchange Offer was completed. Pursuant to the terms of the Exchange Offer, $190.2 million in aggregate principal amount of the Existing Notes were tendered and accepted and in exchange, the Company issued $95.1 million in aggregate principal amount of its New Notes and 70,261 shares of its common stock. Holders of the Existing Notes who did not tender into this Exchange Offer will retain their Existing Notes. An aggregate principal amount of Existing Notes in the amount of $3.7 million were not tendered and remained outstanding at the date of Exchange Offer. As a result of the Exchange Offer, the Company reduced the aggregate principal amount of its long-term debt by $94.5 million and expects to reduce its annual interest expense by over $10.0 million.
In conjunction with the Exchange Offer, on March 27, 2020, the Company, the guarantors of the Existing Notes and the trustee for the Existing Notes entered into a supplemental indenture to the indenture governing the Existing Notes (the “Existing Indenture”) to provide for, among other things, the elimination or amendment of substantially all of the restrictive covenants, the release of all collateral securing the Company’s obligations under the Existing Indenture, and the modification of certain of the events of default and various other provisions contained in the Existing Indenture.

Impact of Coronavirus (COVID-19) Pandemic
Although the Company has already been impacted by the global emergence of the novel coronavirus 2019 (“COVID-19”) pandemic, the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown. To date, the Company has had no reported or presumptive positive cases of COVID-19 among its workforce and its branches, and its network as a whole has remained operational, albeit at varying levels of volume aligned to customer orders and forecasts.
The Company has prepared and regularly updates business continuity plans for ongoing operations and has taken steps to adjust its business to match the deteriorating economic conditions, including the implementation of enhanced measures through its global supply and branch management teams to ensure the Company is efficiently utilizing inventory on hand and inbound, as well as its internal processing capabilities.
In an effort to bolster its liquidity position and mitigate potentially significant detriment to its business, the Company is pursuing a variety of government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates. Actual relief under each of these measures varies in terms of timing and availability as governments continue to define, implement and fund their relief programs.
The Company qualified under the “alternative size standard” for a forgivable loan under the Paycheck Protection Program (“PPP”) administered by the Small Business Association (SBA) pursuant to the CARES Act. On April 28, 2020, the Company entered into an unsecured PPP loan in the aggregate principal amount of $10.0 million, which is to be used only for payroll expenses, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "PPP Loan"). After taking into account, among other things, the disruptions to the Company’s business activities caused by the COVID-19 pandemic, the recently completed Exchange Offer, its available, committed primary sources of liquidity, and its lack of access to alternative sources of liquidity, current economic conditions made this loan request necessary and appropriate to support the Company’s ongoing U.S. operations and mitigate potentially significant detriment to the Company’s business. The PPP Loan, which is evidenced by a Paycheck Protection Program Term Note, matures on April 28, 2022 and bears interest at a fixed rate of 1.0 percent per annum, with the first six months of interest deferred. The PPP Loan is payable in 17 monthly payments commencing on November 16, 2020 and may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the CARES Act, the PPP Loan, and interest accrued thereon, is forgivable, partially or in full, subject to certain conditions, including the extent to which the PPP Loan proceeds are used for permissible purposes within the eight week period following loan disbursement. The Company intends to use the PPP Loan proceeds for permissible purposes only and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP and the CARES Act; however, the Company can provide no assurances that it will be eligible for forgiveness of the PPP Loan, in whole or in part, and cannot quantify the portion of the PPP Loan that will be forgiven.
In addition, the Company has implemented a number of temporary and long-term cost-cutting initiatives to meet current demand and to be prepared for any market recovery once this pandemic has passed, including staff reductions, reduction in employee hours and/or salaries, furloughs, temporary layoffs, deferral of periodic salary increases and/or incentive pay, and/or a combination of these actions, at each of its locations. In an effort to protect the health and safety of its employees, the Company has adopted sanitization, social distancing and other behavioral best practices at its locations, including working from home, reducing the number of people in the Company's branch locations at any one time, and suspending non-essential employee travel. Despite these plans and precautions, certain branches are experiencing more significant impacts as governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities, and as the Company has received updates from customers on reductions in anticipated production forecasts and/or closures or reductions in their own operations. In particular, the Company has seen a growing trend of its customers reducing forecasts and requesting elongated payment terms, as their customers implement the same.
The Company considers itself and has been identified as an “essential” business, as defined by the various local, state and national orders and as supported by the directives of the Company’s customers many of whom are explicitly deemed “essential” businesses themselves, and therefore has generally continued to operate during the pandemic. The Company will continue to actively monitor the situation and may take further actions altering the Company's business operations that we determine are in the best interests of the Company's employees, customers, business partners, suppliers, and shareholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the Company's business, including the effects on the Company's customers, employees, and prospects, or on the Company's financial results for the remainder of fiscal 2020.
The Company anticipates that these actions and the global health crisis caused by the COVID-19 pandemic will negatively impact business activity across the globe. The Company has already experienced declining demand as many of the industries the Company serves have been significantly impacted economically, which has resulted in a decline in orders from and shipments to customers as well as slower-than-normal payments from customers and disruptions at certain of the Company's suppliers. The pandemic situation and circumstances in each city, state and country, and at each of the Company’s branches, is very fluid and subject to rapid change. The Company anticipates improvements in economic activity will depend on the rate, pace, and effectiveness of the efforts deployed by various national, state, and local governments to contain the COVID-19 pandemic and the rate and pace at which its customers and suppliers return their own businesses to pre-pandemic levels.

Results of Operations
The following tables set forth certain statement of operations data in each period indicated:

	Three Months Ended March 31,
	2020		2019		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$126.6	100.0%	$149.5	100.0%	$(22.9)	(15.3)%
Cost of materials (exclusive of depreciation)	92.3	72.9%	111.0	74.2%	18.7	16.8%
Operating costs and expenses	36.3	28.7%	38.9	26.0%	2.6	6.7%
Operating loss	$(2.0)	(1.6)%	$(0.3)	(0.2)%	$(1.7)	n/m

Net Sales
Net sales of $126.6 million in the three months ended March 31, 2020 decreased $22.9 million, or 15.3%, compared to $149.5 million in the three months ended March 31, 2019. The decrease in net sales in the current quarter compared to the prior year quarter was a result of a decrease in tons sold per day, partially offset by an increase in selling prices and a favorable sales mix. Tons sold per day for the Company's products decreased by 20.7% in the three months ended March 31, 2020 compared to the same quarter in the prior year as sales volumes decreased for virtually all of the core products that the Company sells. The decrease in demand was driven by continued softness in the industrial end markets, which was worsened by the macroeconomic impacts of the COVID-19 pandemic, and a decrease in demand for global aerospace products. The weakening of demand within the aerospace market is largely attributable to grounding of the Boeing 737 MAX, on which some of the Company's locations have customers that supply content, and, most recently, the impact of the COVID-19 pandemic on global air travel.
Overall average selling prices of the Company's product mix sold increased 6.0% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven by favorable selling prices realized on the Company's aluminum and stainless product lines. As expected, demand and pricing headwinds in the industrial market from the second half of 2019 continued into the first quarter of 2020, resulting in a decrease in volumes and average selling prices for the majority of the Company's other core industrial products, namely alloy bar, carbon and alloy flat products, and SBQ bar.
The Company realized a favorable sales mix in the first quarter of 2020 compared to the same quarter of the prior year as a result of its strategic focus on more highly accretive sales, particularly those including higher margin, value added service offerings, as well as a shift in sales volume towards higher priced aluminum and stainless products.

The Company expects that the unfavorable financial and business impacts of the COVID-19 pandemic that were realized in the later portion of the first quarter of 2020 will continue into the near-term as the Company's customers and suppliers reduce their purchasing forecasts and output. In turn, this decrease in demand and availability of supply could lead to increased competition in the markets that the Company serves, which could result in a decrease in sales volume and pricing of the Company's products in the near-term.
Cost of Materials
Cost of materials (exclusive of depreciation) was $92.3 million in the three months ended March 31, 2020 compared to $111.0 million in the three months ended March 31, 2019. The $18.7 million, or 16.8%, decrease in the first quarter of 2020 compared to the first quarter of 2019 is primarily due to the decrease in net sales volume compared to the same period last year. Cost of materials (exclusive of depreciation) was 72.9% of net sales in the three months ended March 31, 2020 compared to 74.2% of net sales in the three months ended March 31, 2019. The Company's focus on selectively pursuing higher margin sales that are more accretive to the business, particularly those including the Company's value added service offerings, resulted in favorable product mix towards sales of products with higher gross material margins (calculated as net sales less cost of materials divided by net sales) in the first quarter of 2020, compared to the same quarter last year. The Company expects its margins will remain relatively stable for the remainder of 2020 as its improved inventory management offsets the headwinds produced by reduced demand, a downward pricing environment and the unfavorable impacts of the COVID-19 pandemic on the overall global economy.
Operating Costs and Expenses and Operating Loss

	Three Months Ended March 31,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2020	2019	Three Month $ Change	Three Month % Change
Warehouse, processing and delivery expense	$18.0	$20.3	$2.3	11.3%
Sales, general and administrative expense	16.2	16.5	0.3	1.8%
Depreciation expense	2.1	2.1	—	—%
Total operating costs and expenses	$36.3	$38.9	$2.6	6.7%
Operating costs and expenses decreased by $2.6 million from $38.9 million in the three months ended March 31, 2019 to $36.3 million in the three months ended March 31, 2020, primarily as a result of the following:
•Warehouse, processing and delivery expense decreased by $2.3 million primarily due to a decrease in warehouse and freight costs, as well as lower payroll and benefits costs, resulting from lower sales volume in the three months ended March 31, 2020 compared to the same period last year.
•Sales, general and administrative expense decreased by $0.3 million primarily the result of lower payroll and benefits costs in the three months ended March 31, 2020 compared to three months ended March 31, 2019 and the timing of certain other sales, general and administrative expenses, somewhat offset by legal and other direct fees associated with the Exchange Offer in the amount of $0.8 million.
As the Company continues to respond to the unfavorable global economic conditions resulting from the COVID-19 pandemic, it plans to take the necessary steps to align its operating costs and expenses with a decrease in customer and supplier forecasts and output. As a result, the Company expects operating costs and expenses to continue to decrease in the near term as sales volumes are expected to decrease. Further, the Company has implemented and plans to continue to implement, as necessary, staff reductions, reductions in employee work hours and/or salaries, furloughs, temporary layoffs, or a combination of these actions at each of its branches and at its corporate offices.
In the first quarter of 2020, the Company performed an interim impairment test of its goodwill and intangible assets. Based on this test, the Company determined its one reporting unit's goodwill and indefinite-lived trade name assets were not impaired as of March 31, 2020. While the Company considered the impact the COVID-19 pandemic may have on it future cash flows when preparing its interim goodwill impairment test, the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown. The Company will continue to assess its goodwill for impairment as events and circumstances change. Any further deterioration in the Company's forecasted revenue, gross material margin, and/or costs and expenses could result in an impairment of a portion or all of its goodwill. The amount of such impairment would be recognized as an expense in the period the goodwill is impaired.
Operating loss in the three months ended March 31, 2020 was $2.0 million, compared to $0.3 million in the three months ended March 31, 2019.
Other Income and Expense, Income Taxes and Net Loss
Interest expense, net was $10.0 million in the three months ended March 31, 2020, compared to $9.4 million in the three months ended March 31, 2019. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $1.0 million in the three months ended March 31, 2020 and $1.3 million in the three months ended March 31, 2019. The increase in interest expense in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to an increase in non-cash amortization of the Existing Notes, partially offset by a decrease in the interest cost component of the net periodic benefit cost.
Other expense, net was $0.2 million in the three months ended March 31, 2020, compared to other income, net of $1.6 million in the three months ended March 31, 2019. Included in other (expense) income, net in the three months ended March 31, 2020 and the three months ended March 31, 2019 was net pension benefit of $1.7 million and $1.5 million, respectively. The remaining other (expense) income, net for the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a foreign currency loss of $1.8 million in the three months ended March 31, 2020, of which $2.0 million is an unrealized loss on intercompany loan, compared to a foreign currency gain of $0.1 million in the three months ended March 31, 2019, virtually of which was attributable to a unrealized gain on intercompany loan.
Loss before income taxes was $12.2 million in the three months ended March 31, 2020, compared to $8.2 million in the three months ended March 31, 2019. The increase in the loss before income taxes in the three months ended March 31, 2020 compared to the same period in the prior year was primarily due to a $1.7 million increase in the operating loss for the quarter as well as the unfavorable impact of foreign currency in the three months ended March 31, 2020.
The Company recorded an income tax benefit $1.1 million in the three months ended March 31, 2020, compared to and income tax benefit of $0.2 million in the three months ended March 31, 2019. The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended March 31, 2020 was 9.4% as compared to 2.1% in the three months ended March 31, 2019. The change in the effective tax rate between periods resulted from an increase in the Company's net operating loss carrybacks due to the CARES Act, changes in the geographic mix and timing of income or losses, the inclusion of foreign earnings under Internal Revenue Code ("IRC") Section 951A, and the impact of the foreign income tax rate differential.
Net loss was $11.0 million in the three months ended March 31, 2020, compared to $8.0 million in the three months ended March 31, 2019.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents increased (decreased) as follows:

	Three Months Ended
	March 31,
(Dollar amounts in millions)	2020	2019
Net cash used in operating activities	$(0.7)	$(3.4)
Net cash used in investing activities	(0.6)	(0.8)
Net cash (used in) provided by financing activities	(0.7)	1.3
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net change in cash and cash equivalents	$(2.2)	$(2.8)
The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities. Given the economic uncertainty and disruptions resulting from the COVID-19 pandemic, the Company will continue to focus on maintaining liquidity to fund its normal operations and appropriately aligning its working capital with the changing economic conditions. Although the Company is not currently aware of any such circumstances, a prolonged economic downturn as a result of COVID-19 could have a significant unfavorable impact on its suppliers' ability to deliver products and services and its customers' ability to purchase goods and services and pay their accounts receivable timely, if at all, which could have an significant adverse effect on the Company's operations, financial condition and liquidity. With the benefit of the various government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates, including the PPP Loan received in April 2020, coupled with temporary and long-term cost-cutting initiatives implemented by the Company, the Company expects it will be able to maintain adequate liquidity and working capital to continue its normal operations over the next 12 months (see Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Coronavirus (COVID-19) Pandemic). Given the current uncertain economic conditions, there can be no assurance that the Company will be able to achieve its strategic initiatives or obtain additional funding on favorable terms in the future, which could have a significant adverse effect on its operations, financial condition and liquidity.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:
•An increase in accounts receivable at March 31, 2020 compared to December 31, 2019 resulted in a cash flow use of $9.7 million in the three months ended March 31, 2020, compared to a cash flow use of $12.7 million in the three months ended March 31, 2019. Average receivable days outstanding was 56.5 days in the three months ended March 31, 2020 compared to 53.1 days for the three months ended March 31, 2019, which, the Company believes, reflects some slowing in payments from customers due to the financial uncertainties resulting from the COVID-19 pandemic. Although the Company expects slowness of payments from customers to continue, the Company considered the economic impact of the COVID-19 pandemic on the collectibility of customer accounts receivable and determined that no specific addition allowance for doubtful accounts was required as of March 31, 2020. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The Company will continue to analyze any financial and commercial impacts of the COVID-19 pandemic, including any adverse impact the COVID-19 pandemic may have on the collectibility of customer accounts receivable as well the impact the level of accounts receivable may have on its borrowing capacity under the ABL Credit Agreement.
•Higher inventory levels at March 31, 2020 compared to December 31, 2019 resulted in a cash flow use of $7.9 million in the three months ended March 31, 2020 compared to a higher inventory levels at March 31, 2019 compared to December 31, 2018, which resulted in a cash flow use of $3.8 million in the three months ended March 31, 2019. Average days sales in inventory was 136.0 days for the three months ended March 31, 2020 compared to 134.0 days for the three months ended March 31, 2019. The increase in average days sales in inventory is primarily due to the higher price of the inventory on-hand as a result of increased commodity pricing within the aerospace market throughout 2019 and the beginning of the first quarter of 2020 as well as the impact of the COVID-19 pandemic, which caused a slow-down in sales near the latter part of the three months ended March 31, 2020, offset somewhat by the Company's improved inventory management. As the Company expects the markets to continue to soften due to the impacts of the COVID-19 pandemic, it will continue to focus on managing inventory levels, primarily by reducing aged inventories, lowering overall stock levels throughout the business and the real-time facilitation of its branches in selling higher-priced inventory. The Company will continue to monitor the impact its inventory levels may have on its borrowing capacity under the ABL Credit Agreement.
•An increase in total accounts payable and accrued and other current liabilities compared to December 31, 2019 resulted in a $17.6 million cash flow source in the three months ended March 31, 2020 compared to a cash flow source of $12.2 million in the three months ended March 31, 2019. Accounts payable days outstanding was 43.7 days for the three months ended March 31, 2020 compared to 42.6 days for the same period last year. The improving financial condition of the Company prior to the impact of the COVID-19 pandemic, particularly the recent completion of the Exchange Offer, had resulted in improved credit terms with certain of its suppliers, including an extension of net payment dates and/or credit limits. As the Company continues to align its cash flows in response to the economic impacts and uncertainties caused by the COVID-19 pandemic, it expects some variability in the timing of payments to vendors to continue.

Working capital and the balances of its significant components are as follows:

	As of
(Dollar amounts in millions)	March 31, 2020	December 31, 2019	Working Capital Increase (Decrease)
Working capital	$171.9	$173.7	$(1.8)
Cash and cash equivalents	4.3	6.4	(2.1)
Accounts receivable	83.6	74.7	8.9
Inventories	151.2	144.4	6.8
Accounts payable	59.4	41.7	(17.7)
Accrued and other current liabilities	10.9	11.2	0.3
Operating lease liabilities	6.1	6.5	0.4
Approximately $2.3 million of the Company’s consolidated cash and cash equivalents balance of $4.3 million at March 31, 2020 resided in the United States.
The decrease in net cash used in investing activities to $0.6 million during the three months ended March 31, 2020 from $0.8 million during the three months ended March 31, 2019 is due to a decrease in cash paid for capital expenditures, primarily purchases of warehouse equipment. In response to the COVID-19 pandemic, management now expects capital expenditures will be approximately $3.0 million to $4.0 million for the full-year 2020. Depending on the severity and duration of the pandemic, management will continue to assess its capital expenditures for the remainder of 2020 and may lower its expected capital expenditures further.
During the three months ended March 31, 2020, net cash used in financing activities of $0.7 million was attributable to net proceeds from borrowings made by the Company on its revolving credit facility, which were more than offset by payments of debt restructuring costs, net repayments of short-term borrowings under the Company's foreign line of credit in France and principal paid on financing leases. During the three months ended March 31, 2019, the net cash from financing activities of $1.3 million was primarily attributable to net proceeds from borrowings under the Company's foreign line of credit in France, partially offset by principal paid on financing leases.
Capital Resources
The Company's various credit arrangements are with well-established, global lenders. The Company does not expect the COVID-19 pandemic will have a significant impact on the ability of these lenders to continue to lend cash to the Company pursuant to the credit arrangements that the Company has with these lenders.
On August 31, 2017, the Company entered into the Revolving Credit and Security Agreement with PNC Bank, National Association ("PNC") as lender and as administrative and collateral agent (the “Agent”), and other lenders party thereto (the "Original ABL Credit Agreement"). The Original ABL Credit Agreement provided for a $125.0 million senior secured, revolving credit facility (the "Revolving A Credit Facility"), under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors. On June 1, 2018, the Company entered into an Amendment No. 1 to ABL Credit Agreement (the “Credit Agreement Amendment No. 1”) by and among the Company, the Borrowers and guarantors party thereto and the Agent and the other lenders party thereto, which amended the Original ABL Credit Agreement to provide for additional borrowing capacity. On March 27, 2020, the Company entered into an Amendment No. 2 to the Original ABL Credit Agreement (the "Credit Agreement Amendment No. 2) by and among the Company, the Borrowers and guarantors party thereto and the Agent and other lenders party thereto, which amended the Original ABL Credit Agreement (as amended by the Credit Agreement Amendment No. 1 and Credit Agreement Amendment No. 2, the "ABL Credit Agreement") to permit the Exchange Offer (defined below) to proceed. The ABL Credit Agreement provides for an additional $25.0 million last out Revolving B Credit Facility (the "Revolving B Credit Facility" and together with the Revolving A Credit Facility, the "Credit Facility") made available in part by way of a participation in the Revolving B Credit Facility by certain of the Company’s stockholders. Borrowings under the Credit Facility will mature on February 28, 2022.
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
The Company may prepay its obligations under the ABL Credit Agreement at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company's obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to March 27, 2021, a 0.50% fee shall be due and, for the period from March 28, 2021 through September 27, 2021, a 0.25% fee shall be due, in each case in the amount of such commitment reduction, subject to reduction as set forth in the ABL Credit Agreement. Indebtedness for borrowings under the ABL Credit Agreement is subject to acceleration upon the occurrence of specified defaults or events of default, including (i) failure to pay principal or interest, (ii) the inaccuracy of any representation or warranty of a loan party, (iii) failure by a loan party to perform certain covenants, (iv) defaults under indebtedness owed to third parties, (v) certain liability producing events relating to ERISA, (vi) the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and (vii) certain adverse bankruptcy-related and other events.
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
Under the ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. As of March 31, 2020, the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 70.58% on eligible inventory.
The Company's ABL Credit Agreement contains certain covenants and restrictions customary to an asset-based revolving loan. Pursuant to the terms of the ABL Credit Agreement, the PPP Loan (defined below) shall be excluded for all purposes from any covenant calculations.
The Company's ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the ABL Credit Agreement) when the Company's cash liquidity (as defined in the ABL Credit Agreement) is less than $12.5 million for five consecutive days. The Company was not in a Covenant Testing Period as of and for the three months ended March 31, 2020.
Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain cash liquidity (as defined in the ABL Credit Agreement, inclusive of certain cash balances and the additional unrestricted borrowing capacity shown below) in excess of $12.5 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the ABL Credit Agreement (“Cash Dominion”). A prolonged economic downturn due to the COVID-19 pandemic could result in the Company's cash liquidity decreasing to a level that would cause Cash Dominion to occur and/or the Company to enter into a Covenant Testing Period. The extent to which the COVID-19 pandemic will impact the Company's liquidity is currently unknown. Based on the Company's current cash projections, taking into consideration the benefit of the various government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates, including the PPP Loan received in April 2020, coupled with temporary and long-term cost-cutting initiatives implemented by the Company, it does not anticipate that Cash Dominion will occur, or that it will be in a Covenant Testing Period during the next 12 months.

The Company's ability to borrow funds is dependent on its ability to maintain an adequate borrowing base. Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs and planned capital expenditures, and its availability is depleted, it may need to take further actions, such as reducing or delaying capital investments, strategic investments or other actions. A prolonged economic downturn due to the COVID-19 pandemic could unfavorably impact the Company's ability to fund its working capital needs through operating cash flows, which could result in a reduction in its borrowing base. Although the extent to which the COVID-19 pandemic will impact the Company's operating cash flows and borrowing base is currently unknown, the Company anticipates it will be able to maintain an adequate borrowing base to support ongoing availability under its ABL Credit Agreement.
Considerable uncertainty exists with regards to the ultimate duration and severity of the COVID-19 pandemic as well as the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition. However, with the benefit of the various government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates, including the PPP Loan received in April 2020, coupled temporary and long-term cost-cutting initiatives implemented by the Company, the Company believes that its existing cash balances, together with cash generated from operations and proceeds from its various revolving credit facilities, will be sufficient to fund its normal business operations and service its debt over the next twelve months from the issuance of this report. In addition, on April 28, 2020, the Company entered into the PPP Loan, which provides additional cash to be used for payroll costs, interest on mortgages, rent and utilities. The Company plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP and the CARES Act; however, the Company can provide no assurances that it will be eligible for forgiveness of the PPP Loan, in whole or in part, and cannot quantify the portion of the PPP Loan that will be forgiven.
Additional unrestricted borrowing capacity under the Revolving A Credit Facility as of March 31, 2020 was as follows (in millions):

Maximum borrowing capacity	$125.0
Collateral reserves	(2.2)
Letters of credit and other reserves	(2.4)
Current maximum borrowing capacity	120.4
Current borrowings	(103.5)
Additional unrestricted borrowing capacity(a)	$16.9
(a) Subject to the cash dominion threshold noted above
On March 27, 2020, the Company completed the Exchange Offer, which resulted in the issuance of $95.1 million in aggregate principal of New Notes and Existing Notes with the aggregate principal amount of $3.7 million which were not tendered and remained outstanding at the date of Exchange Offer. The Company received no cash proceeds as part of the Exchange Offer.
The New Notes were issued pursuant to an indenture (the “New Notes Indenture”), which the Company and the Guarantors (defined below) entered into with Wilmington Savings Fund Society, FSB, as trustee and collateral agent ("Indenture Agent"), on March 27, 2020. The New Notes are, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the ABL Credit Agreement.
The New Notes have substantially the same terms that the Existing Notes had prior to the completion of the Exchange Offer, except for the following primary differences: (i) the New Notes are not exempt from the registration requirements of the Securities Act and have the benefit of registration rights to the holders of the New Notes, (ii) the interest on the New Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, compared to interest on the Existing Notes, which accrues at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, and (iii) the New Notes have a maturity date of August 31, 2024, compared to the Existing Notes, which have a maturity date of August 31, 2022.
In conjunction with the Exchange Offer, on March 27, 2020, the Company, the guarantors of the Existing Notes and the trustee for the Existing Notes entered into the Supplemental Indenture to provide for, among other things, the elimination or amendment of substantially all of the restrictive covenants, the release of all collateral securing the Company’s obligations under the Existing Indenture, and the modification of certain of the events of default and various other provisions contained in the Existing Indenture.

Also on March 27, 2020, PNC (in its capacity as “First Lien Agent”), the trustee for the Existing Notes and the Company and certain of its subsidiaries executed an intercreditor agreement (the “New Intercreditor Agreement”) providing for the lien priority of the first lien facility over the New Notes. The terms and conditions of the New Intercreditor Agreement are substantially consistent with those applicable to the intercreditor agreement between the First Lien Agent and the trustee for the Existing Notes prior to the completion of the Exchange Offer (the “Existing Intercreditor Agreement”). PNC and the trustee for the Existing Notes also entered into an amendment of the Existing Intercreditor Agreement to, among other things, remove certain limitations and rights of the Existing Notes with respect to the first lien facility.
The New Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $0.46 per share, which rate is subject to adjustment as set forth in the New Notes Indenture. Under the New Notes Indenture, upon the conversion of the New Notes in connection with a Fundamental Change (as defined in the New Notes Indenture), for each $1.00 principal amount of the New Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price or (b) $1.00 divided by the price paid per share of the Company's common stock in connection with such Fundamental Change calculated in accordance with the New Notes Indenture, subject to other provisions of the New Notes Indenture. Subject to certain exceptions, under the New Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the New Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.
The Existing Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Supplemental Indenture. Under the Supplemental Indenture, the conversion of the Existing Notes in connection with a Fundamental Change (as defined in the Supplemental Indenture) is substantially the same as under the New Notes Indenture, other than the applicable conversion price.
Upon conversion of the New Notes and/or the Existing Notes, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right, if the Company elects to settle in cash, will be calculated as provided in the New Notes Indenture or Supplemental Indenture, as applicable, using a 20 trading day observation period.
As discussed previously, the New Notes are convertible into common stock at the option of the holder. The Company determined that the conversion option is not clearly and closely related to the economic characteristics of the New Notes, nor does the conversion option meet the own equity scope exception as the Company does not currently have sufficient authorized and unissued common stock shares to satisfy the maximum number of common stock shares that could be required to be issued upon conversion. The initial value allocated to the derivative liability was $38,962, with a corresponding reduction in the carrying value of the New Notes. If the Company receives shareholder approval for the increase in the number of shares of common stock authorized and available for issuance upon conversion of the New Notes so the conversion option can be share-settled in full, the conversion option is expected to qualify for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. The Company expects the approval of the authorization of additional shares of the Company's common stock to occur at its annual meeting scheduled for June 30, 2020. Until such time, the derivative liability, which is classified in long-term debt, will be marked to fair value through earnings.
The terms of the New Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue certain stock; make certain investments; create liens; agree to certain payment restrictions affecting certain subsidiaries; sell or otherwise transfer or dispose assets; enter into transactions with affiliates; and enter into sale and leaseback transactions.
Neither the New Notes nor the Existing Notes may be redeemed by the Company in whole or in part at any time prior to maturity, except the Company may be required to make an offer to purchase the New Notes using the proceeds of certain material asset sales involving the Company or one of its restricted subsidiaries, as described more particularly in the New Notes Indenture. In addition, if a Fundamental Change (as defined in the New Notes Indenture and the Supplemental Indenture, as applicable) occurs at any time, each holder of any New Notes or Existing Notes has the right to require the Company to repurchase such holder’s notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
Indebtedness for borrowings under the New Notes Indenture and the Supplemental Indenture is subject to acceleration upon the occurrence of specified defaults or events of default as set forth under each such indenture, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor, failure by an obligor to perform certain covenants, the invalidity or impairment of the Agent’s lien on its collateral under the New Notes Indenture, the invalidity or impairment of any applicable guarantee, and certain adverse bankruptcy-related and other events. Although the full extent that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown, it does not anticipate that any specified defaults or events of default as set forth in the indenture will occur during the next 12 months.
Upon satisfaction of certain conditions more particularly described in the New Notes Indenture, including the deposit in trust of cash or securities sufficient to pay the principal of and interest and any premium on the New Notes, the Company may effect a covenant defeasance of certain of the covenants imposing financial and operating restrictions on the Company’s business. In addition, and subject to certain exceptions as more particularly described in the New Notes Indenture, the Company may amend, supplement or waive provisions of the New Notes Indenture with the consent of holders representing a majority in aggregate principal amount of the New Notes, and may in effect release collateral from the liens securing the New Notes with the consent of holders representing 66-2/3% in aggregate principal amount of the New Notes.
Interest on the New Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, payable quarterly. Interest on the Existing Notes continues to accrue at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, payable quarterly. Pursuant to the terms of both the New Notes Indenture and the Supplemental Indenture, the Company is currently paying interest on both the New Notes and the Existing Notes in kind.
Summarized Parent and Guarantor Financial Information
As discussed above, the New Notes issued by A.M. Castle and Co. (the "Parent") are unconditionally guaranteed on a joint and several basis by all current and future domestic subsidiaries of the Parent (other than those designated as unrestricted subsidiaries) and the parent’s subsidiaries in Canada and Mexico (collectively, the “Guarantors”). Each guarantor is 100% owned by the Parent.
The guarantees of the Guarantors are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.
On March 31, 2020, the Company early adopted the guidance of the SEC Final Rule Release No. 33-10762, "Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities" (the "final rule") and has elected to present the summarized financial information of Parent and Guarantors (together, the "Obligors") as of and for the three months ended March 31, 2020 and as of and for the year ended December 31, 2019 (see Note 2 - New Accounting Standards, to the notes to the condensed consolidated financial statements for further information on the final rule).
The summarized financial information of the Obligors after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor follows:

	Obligors
(in millions)	As of and for the Three Months Ended March 31, 2020	As of and for the Year Ended December 31, 2019
Total current assets	$203.7	$192.4
Total non-current assets (1)	136.2	134.4
Total current liabilities	69.0	54.9
Total non-current liabilities (1)	298.0	313.0
Net sales	106.6	453.1
Total costs and expenses	109.3	467.1
Operating loss	(2.7)	(14.0)
Net loss	(11.0)	(38.5)
(1) Included in non-current assets are $12.3 million and $12.2 million of non-current intercompany receivables due to the Obligors from the Non-Guarantors as of March 31, 2020 and December 31, 2019, respectively. Excluded from non-current liabilities are $7.7 million and $8.6 million of non-current intercompany payables due to the Non-Guarantors from the Obligors as of March 31, 2020 and December 31, 2019, respectively.
Other Credit Facilities
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of March 31, 2020, the French subsidiary has borrowings of $2.3 million under its local credit facility, which is recorded as short-term borrowings at the Condensed Consolidated Balance Sheets.
Interest expense in the three months ended March 31, 2020 and the three months ended March 31, 2019 was $10.0 million and $9.4 million, respectively, of which $1.4 million and $1.7 million, respectively, was cash interest.
As of March 31, 2020, the Company had $2.4 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the ABL Credit Agreement, the New Notes, the Existing Notes and the Company's foreign credit facility, refer to Note 6 - Debt to the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President, Finance and Administration (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Other than the risk factor described below, there have been no material changes to the risk factors disclosed under the caption “Risk Factors” in Part I, Item 1A of both the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020, and Form 10-K/A for the fiscal year ended December 31, 2019, filed with the SEC on March 19, 2020.
Our business and operations, and the operations of our suppliers and customers, have been, and for an indefinite period of time may continue to be, adversely affected by the recent novel coronavirus (or COVID-19) pandemic.
We may face risks related to the recent outbreak of the Novel Coronavirus Disease 2019 (COVID-19), which has been declared a “pandemic” by the World Health Organization and a national public health emergency by governments throughout the world as the disease has spread across the globe and is substantially and materially impacting worldwide economic activity. The full impact of COVID-19 and the associated pandemic is unknown and rapidly evolving. Health epidemics or outbreaks of communicable diseases such as COVID-19 could result in widespread or localized health crises that could adversely affect general commercial activity and the economies and financial markets of many countries or localities in which the Company operates, sells, or purchases good and services. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. Directives to “de-densify” worksites, “Shelter in Place,” “Safe at Home,” quarantine or similar orders or mandates that restrict workforce and/or require closures of “non-essential” businesses have been implemented by government authorities to one degree or another starting with China in January 2020 and quickly spreading in the following months through Europe, North America and most locations throughout the world. Although the Company has already been impacted by the COVID-19 pandemic, the situation is very fluid and subject to rapid change; the full extent of the impact that the COVID-19 pandemic may have on the Company's business, operations and financial condition is currently unknown.
While we have fortunately had no reported positive cases of COVID-19 among our workforce, and while our branches have as a whole generally remained operational at varying levels of volume, there can be no assurances that we will not have to close any branch due to concerns over the health and well-being of our employees, due to further developments in government directives or due to continued drop in demand from our customers. While we have implemented policies and practices to protect our employees at each of our locations, including sanitizing and cleaning protocols, social distancing and other behavioral best practices, remote work, staggered and spaced shifts, and suspending non-essential employee travel and visitors to our locations throughout the world, there can be no assurances that these efforts will be successful to prevent a contamination from impacting or potentially closing any of our branches for a time. While each of our operations has prepared and regularly updates customized business continuity and return to work plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, and mitigating the potential impacts of COVID-19 or other similar epidemics, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic, much of which is still entirely uncertain. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could have on our branches, the continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to continue operations, and the impact of the pandemic on various business activities in affected countries could adversely affect our financial condition, results of operations and cash flows.
In April 2020, we applied for and received a $10.0 million PPP Loan (see Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Coronavirus (COVID-19) Pandemic). After taking into account, among other things, the disruptions to our business activities caused by the COVID-19 pandemic, our recently completed Exchange Offer, available, committed primary sources of liquidity, and our lack of access to alternative sources of liquidity, we believed and certified that current economic conditions made this loan request necessary and appropriate to support our ongoing U.S. operations and mitigate potentially significant detriment to our business. Recipients of loans in excess of $2.0 million will be audited and, despite our good-faith belief that given our circumstances we then satisfied and continue to satisfy all eligible requirements for the PPP Loan, the federal government may disagree and determine that we were ineligible to have applied for and received the PPP Loan. In such event, we may be required to repay the PPP Loan in its entirety and could be subject to additional penalties, which could have a material adverse effect on our liquidity and financial condition.
While we have and continue to pursue government relief programs in addition to the PPP loan (including tax deferrals, subsidies, loans, etc.) and have and continue to implement a number of temporary and long-term cost-cutting initiatives to align our operations to current customer demand as well as be prepared for any market recovery once this pandemic has passed, including staff reductions, reduction in employee hours and/or salaries, furloughs, temporary layoffs, or a combination of these actions, at each of our locations there can be no assurances that such actions will be sufficient to stave off the economic impacts of the pandemic or that further such actions will be warranted. We have already seen a significant reduction in customer forecasts and orders as a result of the pandemic and there can be no assurances that we will not see further degradation in customer business in the short-term and it is uncertain how quickly customer forecasts and business will improve following this pandemic.
The full extent to which COVID-19 impacts our business both in the short-term and long-term will depend on the severity, location and duration of the spread of COVID-19, and rate, pace, and effectiveness of the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, and the rate, pace and effectiveness of the actions undertaken by the leadership and employees of our Company, as well as those of our suppliers, customers and other business partners, to return businesses to pre-pandemic levels.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits
The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference:

Exhibit No.	Description
4.1
Indenture governing 3.00%/5.00% Convertible Senior PIK Toggle Notes due 2024, dated March 27, 2020, between the Company, certain of its subsidiaries, and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent.

4.2
Supplemental Indenture relating to the Indenture dated August 31, 2017, dated March 27, 2020, between the Company, certain of its subsidiaries, and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent.

10.1*	Retirement Agreement and Release by and between A.M. Castle & Co. and Steven W. Scheinkman
10.2*	Amended and Restated Employment Agreement by and between A.M. Castle & Co. and Marec E. Edgar
10.3
Amended and Restated Registration Rights Agreement, dated March 27, 2020, among the Company and the stockholders named therein, relating to the 3.00%/5.00% Convertible Senior PIK Toggle Notes due 2024.

10.4	Intercreditor Agreement, dated as of March 27, 2020, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries.
10.5
Amendment to Intercreditor Agreement dated August 31, 2017, dated as of March 27, 2020, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries.

10.6
Amendment No. 2 to the Revolving Credit and Security Agreement Revolving Credit dated August 31, 2017, dated as of March 27, 2020, between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto.

10.7	Paycheck Protection Program Term Note, dated April 28, 2020, between A.M. Castle & Co. and PNC Bank, National Association.
22.1	List of Issuer and Guarantor Subsidiaries.
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Deficit, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan and arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	May 15, 2020	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)