Form 10-Q
period 2020-06-30
A. M. Castle & Co.
filed 2020-08-14
CIK 18172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2020
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
Yes  ☒ No  ☐
The number of shares outstanding of the registrant’s common stock as of August 12, 2020 was 73,910,334 shares.

A. M. Castle & Co.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Amounts in thousands, except par value and per share data

A.M. Castle & Co. Condensed Consolidated Balance Sheets
	As of
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26,374	$6,433
Accounts receivable, less allowances of $1,912 and $1,766, respectively	55,018	74,697
Inventories	149,568	144,411
Prepaid expenses and other current assets	8,729	9,668
Income tax receivable	2,472	1,995
Total current assets	242,161	237,204
Goodwill and intangible assets	8,176	8,176
Prepaid pension cost	6,910	5,758
Deferred income taxes	1,490	1,534
Operating right-of-use assets	30,216	29,423
Other noncurrent assets	422	792
Property, plant and equipment:
Land	5,577	5,579
Buildings	20,880	20,950
Machinery and equipment	40,385	41,054
Property, plant and equipment, at cost	66,842	67,583
Accumulated depreciation	(22,027)	(20,144)
Property, plant and equipment, net	44,815	47,439
Total assets	$334,190	$330,326
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$48,848	$41,745
Accrued and other current liabilities	8,569	11,188
Operating lease liabilities	5,877	6,537
Income tax payable	592	573
Short-term borrowings	—	2,888
Current portion of finance leases	654	596
Current portion of long-term debt	4,444	—
Total current liabilities	68,984	63,527
Long-term debt, less current portion	214,967	263,523
Deferred income taxes	2,188	3,775
Finance leases, less current portion	8,060	8,208
Other noncurrent liabilities	3,260	2,894
Pension and postretirement benefit obligations	6,606	6,709
Noncurrent operating lease liabilities	24,399	22,760
Commitments and contingencies (see Note 12)
Stockholders’ equity (deficit):
Common stock, $0.01 par value—400,000 Class A shares authorized with 74,079 shares issued and 73,911 shares outstanding at June 30, 2020, and 3,818 shares issued and 3,650 shares outstanding at December 31, 2019	741	38
Additional paid-in capital	123,510	61,461
Accumulated deficit	(103,835)	(88,741)
Accumulated other comprehensive loss	(14,236)	(13,374)
Treasury stock, at cost — 168 shares at June 30, 2020 and 168 shares at December 31, 2019	(454)	(454)
Total stockholders’ equity (deficit)	5,726	(41,070)
	$334,190	$330,326

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$84,712	$147,930	$211,322	$297,457
Costs and expenses:
Cost of materials (exclusive of depreciation)	60,900	109,941	153,196	220,899
Warehouse, processing and delivery expense	14,154	20,541	32,190	40,818
Sales, general and administrative expense	12,086	16,477	28,300	32,979
Depreciation expense	2,038	2,130	4,114	4,251
Total costs and expenses	89,178	149,089	217,800	298,947
Operating loss	(4,466)	(1,159)	(6,478)	(1,490)
Interest expense, net	5,093	9,850	15,069	19,299
Unrealized gain on embedded debt conversion option	(2,010)	—	(2,010)	—
Other (income) expense, net	(2,048)	(2,480)	(1,852)	(4,082)
Loss before income taxes	(5,501)	(8,529)	(17,685)	(16,707)
Income tax benefit	(1,448)	(225)	(2,591)	(400)
Net loss	$(4,053)	$(8,304)	$(15,094)	$(16,307)

Basic and diluted loss per common share	$(0.06)	$(3.77)	$(0.38)	$(7.58)

Comprehensive loss:
Net loss	$(4,053)	$(8,304)	$(15,094)	$(16,307)
Change in unrecognized pension and postretirement benefit costs, net of tax	25	23	50	46
Foreign currency translation adjustments, net of tax	36	(279)	(912)	(743)
Comprehensive loss	$(3,992)	$(8,560)	$(15,956)	$(17,004)
The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Condensed Consolidated Statements of Cash Flows
	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net loss	$(15,094)	$(16,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,114	4,251
Amortization of deferred financing costs and debt discount	4,265	5,394
Loss on sale of property, plant and equipment	26	154
Unrealized foreign currency loss (gain)	881	(748)
Unrealized gain on embedded debt conversion option	(2,010)	—
Noncash interest paid in kind	6,165	7,788
Noncash rent expense	139	414
Noncash compensation expense	579	1,191
Deferred income taxes	(1,560)	(1,836)
Changes in assets and liabilities:
Accounts receivable	19,340	(13,354)
Inventories	(5,630)	3,213
Prepaid expenses and other current assets	915	3,764
Other noncurrent assets	699	(13)
Prepaid pension costs	(1,102)	(377)
Accounts payable	6,957	5,573
Income tax payable and receivable	(459)	(770)
Accrued and other current liabilities	(2,550)	(3,546)
Pension and postretirement benefit obligations and other noncurrent liabilities	263	(89)
Net cash provided by (used in) operating activities	15,938	(5,298)
Investing activities:
Capital expenditures	(1,399)	(2,627)
Proceeds from sale of property, plant and equipment	50	21
Net cash used in investing activities	(1,349)	(2,606)
Financing activities:
Proceeds from long-term debt including credit facilities	19,536	3,500
Repayments of long-term debt including credit facilities	(8,500)	—
(Repayments of) proceeds from short-term borrowings, net	(2,852)	2,528
Principal paid on financing leases	(88)	(301)
Payments of debt restructuring costs	(2,752)	—
Net cash provided by financing activities	5,344	5,727
Effect of exchange rate changes on cash and cash equivalents	8	43
Net change in cash and cash equivalents	19,941	(2,134)
Cash and cash equivalents - beginning of year	6,433	8,668
Cash and cash equivalents - end of period	$26,374	$6,534

The accompanying notes are an integral part of these financial statements.

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2019	3,803	(168)	$38	$(454)	$57,247	$(58,229)	$(14,789)	$(16,187)
Net loss	—	—	—	—	—	(8,304)	—	(8,304)
Foreign currency translation, net of tax	—	—	—	—	—	—	(279)	(279)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect	—	—	—	—	—	—	23	23
Reclassification to equity of interest paid in kind attributable to conversion option, net of $320 tax effect	—	—	—	—	912	—	—	912
Share-based compensation	—	—	—	—	371	—	—	371
Vesting of restricted shares and other	15	—	—	—	26	—	—	26
Balance as of June 30, 2019	3,818	(168)	$38	$(454)	$58,556	$(66,533)	$(15,045)	$(23,438)

Balance as of March 31, 2020	74,079	(168)	$741	$(454)	$86,670	$(99,782)	$(14,297)	$(27,122)
Net loss	—	—	—	—	—	(4,053)	—	(4,053)
Foreign currency translation, net of tax	—	—	—	—	—	—	36	36
Change in unrecognized pension and postretirement benefit costs, net of $0 tax effect	—	—	—	—	—	—	25	25
Reclassification to equity of interest paid in kind attributable to conversion option, net of $109 tax effect	—	—	—	—	305	—	—	305
Reclassification of conversion option to equity, net of $0 tax effect (Note 8)	—	—	—	—	36,952	—	—	36,952
Conversion of debt (Note 6)	—	—	—	—	(639)	—	—	(639)
Share-based compensation	—	—	—	—	222	—	—	222
Balance as of June 30, 2020	74,079	(168)	$741	$(454)	$123,510	$(103,835)	$(14,236)	$5,726

A.M. Castle & Co. Consolidated Statements of Stockholders' Equity (Deficit)
	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	3,803	—	$38	$—	$55,421	$(50,472)	$(14,348)	$(9,361)
Cumulative effect from adoption of the new lease standard (Leases: Topic 842)	—	—	—	—	—	246	—	246
Net loss	—	—	—	—	—	(16,307)	—	(16,307)
Foreign currency translation, net of tax	—	—	—	—	—	—	(743)	(743)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect	—	—	—	—	—	—	46	46
Reclassification to equity of interest paid in kind attributable to conversion option, net of $635 tax effect	—	—	—	—	1,808	—	—	1,808
Share-based compensation	—	—	—	—	772	—	—	772
Vesting of restricted shares and other	15	(168)	—	(454)	555	—	—	101
Balance as of June 30, 2019	3,818	(168)	$38	$(454)	$58,556	$(66,533)	$(15,045)	$(23,438)

Balance as of December 31, 2019	3,818	(168)	$38	$(454)	$61,461	$(88,741)	$(13,374)	$(41,070)
Net loss	—	—	—	—	—	(15,094)	—	(15,094)
Foreign currency translation, net of tax	—	—	—	—	—	—	(912)	(912)
Change in unrecognized pension and postretirement benefit costs, $0 tax effect	—	—	—	—	—	—	50	50
Reclassification to equity of interest paid in kind attributable to conversion option, net of $109 tax effect	—	—	—	—	305	—	—	305
Reclassification of conversion option to equity, net of $0 tax effect (Note 8)	—	—	—	—	36,952	—	—	36,952
Conversion of debt (Note 6)	70,261	—	703	—	24,606	—	—	25,309
Share-based compensation	—	—	—	—	436	—	—	436
Vesting of restricted shares and other	—	—	—	—	(250)	—	—	(250)
Balance as of June 30, 2020	74,079	(168)	$741	$(454)	$123,510	$(103,835)	$(14,236)	$5,726
The accompanying notes are an integral part of these financial statements.

A. M. Castle & Co.
Notes to Condensed Consolidated Financial Statements
Unaudited - Amounts in thousands except per share data and percentages
(1) Basis of Presentation
The Condensed Consolidated Financial Statements of A.M. Castle & Co. and its consolidated subsidiaries (collectively, the "Company") included herein and the notes thereto have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2019 is derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, the unaudited statements included herein contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial results for the interim period. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The operating results for the three and six months ended June 30, 2020, as reported herein, may not necessarily be indicative of the Company’s operating results for the full year.
(2) New Accounting Standards
Standards Updates Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 amends Fair Value Measurement (Topic 820) to add, remove, and modify fair value measurement disclosure requirements. The ASU’s changes to disclosures aim to improve the effectiveness of Topic 820's disclosure requirements under the aforementioned FASB disclosure framework project. The Company adopted the disclosure requirements of ASU No. 2018-13 in the first quarter of 2020. The Company determined the adoption of the disclosure requirements had no impact on its fair value disclosures herein.
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
(3) Revenue
The Company recognizes revenue from the sale of products when the earnings process is complete and when the title and risk and rewards of ownership have passed to the customer, which is primarily at the time of shipment. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in the three and six months ended June 30, 2020 and June 30, 2019, respectively. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. The Company utilizes historical information and the current sales trends of the Company's business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company records revenue from shipping and handling charges in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the three months ended June 30, 2020 and June 30, 2019, shipping and handling costs included in warehouse, processing and delivery expenses were $4,841 and $6,160, respectively. In the six months ended June 30, 2020 and June 30, 2019, shipping and handling costs included in warehouse, processing and delivery expenses were $10,448 and $12,296, respectively. As a practical expedient under Accounting Standards Codification No. 606, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), the Company has elected to account for shipping and handling activities as fulfillment costs and not a promised good or service. As a result, there is no change to the Company's accounting for revenue from shipping and handling charges under ASC 606.
The Company maintains an allowance for doubtful accounts related to the potential inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers. The Company considered the economic impact of the novel coronavirus ("COVID-19") pandemic on the collectibility of customer accounts receivable. Although the Company has detected some slowing in payments from customers due to the financial uncertainties resulting from the COVID-19 pandemic, it determined that no additional allowance for doubtful accounts specific to customer accounts receivable impacted by COVID-19 was required as of June 30, 2020. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The Company will continue to analyze any financial and commercial impacts of the COVID-19 pandemic, including any adverse impact the COVID-19 pandemic may have on the collectibility of customer accounts receivable.
The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.
Accounts receivable allowance for doubtful accounts and credit memos activity is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,979	$1,507	$1,766	$1,364
Add Provision charged to expense(a)	—	195	222	387
Recoveries	—	—	—	11
Less Charges against allowance	(67)	(1)	(76)	(61)
Balance, end of period	$1,912	$1,701	$1,912	$1,701
(a) Includes the net amount of credit memos reserved and issued.
The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer. Net sales exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
United States	$59,615	$93,891	$145,052	$189,023
Canada	5,027	11,708	15,050	23,548
Mexico	6,758	12,865	17,880	25,521
France	4,997	13,527	16,709	28,625
China	5,847	11,167	10,672	21,578
All other countries	2,468	4,772	5,959	9,162
Total	$84,712	$147,930	$211,322	$297,457
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
(4) Loss Per Share
Diluted loss per common share is computed by dividing net loss by the weighted average number of shares of the common stock of A.M. Castle & Co. outstanding plus outstanding common stock equivalents. Common stock equivalents consist of restricted stock awards and other share-based payment awards, and shares that may be issued upon conversion of the Company’s outstanding 5.00% / 7.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2022 (the “5.00%/7.00% Convertible Notes”) and the Company's outstanding 3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due 2024 (the “3.00%/5.00% Convertible Notes”), which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 6 - Debt, for further description of the 5.00%/7.00% Convertible Notes and the 3.00%/5.00% Convertible Notes.

The following table is a reconciliation of the basic and diluted loss per common share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,053)	$(8,304)	$(15,094)	$(16,307)
Denominator:
Weighted average common shares outstanding	72,503	2,203	39,376	2,150
Effect of dilutive securities:
Outstanding common stock equivalents	—	—	—	—
Denominator for diluted loss per common share	72,503	2,203	39,376	2,150

Basic loss per common share	$(0.06)	$(3.77)	$(0.38)	$(7.58)
Diluted loss per common share	$(0.06)	$(3.77)	$(0.38)	$(7.58)
Excluded outstanding share-based awards having an anti-dilutive effect	1,407	1,437	1,132	1,518
The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s 5.00%/7.00% Convertible Notes or 3.00%/5.00% Convertible Notes, as they were anti-dilutive under the if-converted method.
The 5.00%/7.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share. The 3.00%/5.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $0.46 per share. In future periods, absent a fundamental change as described in Note 6 - Debt, the outstanding 5.00%/7.00% Convertible Notes and 3.00%/5.00% Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 212,400 shares.
(5) Goodwill and Intangible Asset
As of both June 30, 2020 and December 31, 2019, the Company had goodwill with a carrying value of $2,676, none of which is tax deductible. There were no changes in the amount of goodwill recognized in the six months ended June 30, 2020. The Company's other intangible asset is comprised of an indefinite-lived trade name, which is not subject to amortization. The gross carrying value of the trade name intangible asset was $5,500 at both June 30, 2020 and December 31, 2019.
The Company tests both its goodwill and intangible asset for impairment on an annual basis and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the recent outbreak of the COVID-19 pandemic, which has spread across the globe to many countries in which the Company does business and is impacting worldwide economic activity, the Company has determined that the potential impact on its business, including, but not limited to, a potential decrease in revenue, supply chain disruptions and/or facility closures, represented a triggering event requiring an interim impairment test of its goodwill and indefinite-lived trade name assets. Based on the results of these interim impairment tests, the Company determined its one reporting unit's goodwill and indefinite-lived trade name asset were not impaired as of June 30, 2020.
While the Company considered the impact the COVID-19 pandemic may have on its future cash flows when preparing its interim goodwill and intangible asset impairment tests, the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown. The Company will continue to assess its goodwill and intangible asset for impairment as events and circumstances change. Any further deterioration in the Company's forecasted revenue, gross material margin, and/or costs and expenses, or an increase in the Company's assumed discount rate, could result in an impairment of a portion or all of its goodwill or a portion or all of its intangible asset. The amount of such impairment would be recognized as a noncash expense in the period the goodwill and/or intangible asset is impaired.

(6) Debt
Long-term debt consisted of the following:

	As of
	June 30, 2020	December 31, 2019
LONG-TERM DEBT
Floating rate Revolving A Credit Facility due February 28, 2022	$96,400	$102,000
12.00% Revolving B Credit Facility due February 28, 2022(a)	27,376	25,788
3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024(b)	96,364	—
5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022(c)	3,823	193,660
1.00% Paycheck Protection Program Term Note due April 28, 2022	10,000	—
France Term Loan	6,721	—
Total principal balance of long-term debt	240,684	321,448
Less: unvested restricted 3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024(d)	(159)	—
Less: unvested restricted 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022(d)	—	(323)
Less: unamortized discount	(20,892)	(57,313)
Less: unamortized debt issuance costs	(222)	(289)
Total long-term debt	219,411	263,523
Less: current portion of long-term debt	4,444	—
Total long-term portion	$214,967	$263,523
(a) Included in balance is interest paid in kind of $5,876 as of June 30, 2020 and $4,288 as of December 31, 2019.
(b) Included in balance is interest paid in kind of $1,229 as of June 30, 2020.
(c) Included in balance is interest paid in kind of $131 as of June 30, 2020 and $28,991 as of December 31, 2019.
(d) Represents the unvested portion of restricted 3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024 issued to certain members of management and the unvested portion of restricted 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022 issued to certain members of management (see Note 9 - Share-based compensation).
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
The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the three and six months ended June 30, 2020 was 3.52% and 4.11%, respectively, and 5.72% and 5.65% for the three and six months ended June 30, 2019, respectively. The weighted average facility fee for each such period was 0.25%. The Company pays certain customary recurring fees with respect to the ABL Credit Agreement. Interest expense related to the Revolving B Credit Facility of $806 and $1,588 was paid in kind in the three and six months ended June 30, 2020. Interest expense related to the Revolving B Credit Facility of $715 and $1,401 was paid in kind in the three and six months ended June 30, 2019, respectively.
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
The Company's ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the ABL Credit Agreement) when the Company's cash liquidity (as defined in the ABL Credit Agreement) is less than $12,500. The Company was not in a Covenant Testing Period as of and for the three and six months ended June 30, 2020.
Unamortized debt issuance costs of $222 associated with the ABL Credit Agreement were recorded as a reduction in long-term debt as of June 30, 2020.
Convertible Senior Secured Notes
On March 27, 2020, the Company completed an exchange offer and consent solicitation (the “Exchange Offer”) to issue its 3.00%/5.00% Convertible Notes and shares of its common stock in exchange for its 5.00%/7.00%

Convertible Notes, including any accrued and unpaid interest on the 5.00%/7.00% Convertible Notes as of the date in which the Exchange Offer was completed. Pursuant to the terms of the Exchange Offer, $190,200 in aggregate principal amount of the 5.00%/7.00% Convertible Notes were tendered and accepted and in exchange, the Company issued $95,135 in aggregate principal amount of its 3.00%/5.00% Convertible Notes and 70,261 shares of its common stock. The 3.00%/5.00% Convertible Notes are guaranteed on a senior basis by all current and future domestic subsidiaries (other than those designated as "unrestricted subsidiaries") of the Company (the "Guarantors"). An aggregate principal amount of 5.00%/7.00% Convertible Notes in the amount of $3,693 were not tendered and remained outstanding at the date of Exchange Offer.
The 3.00%/5.00% Convertible Notes have substantially the same terms that the 5.00%/7.00% Convertible Notes had prior to the completion of the Exchange Offer except for the following primary differences: (i) the 3.00%/5.00% Convertible Notes are not exempt from the registration requirements of the Securities Act of 1933, as amended, and have the benefit of registration rights to the holders of the 3.00%/5.00% Convertible Notes, (ii) the interest on the 3.00%/5.00% Convertible Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, compared to interest on the 5.00%/7.00% Convertible Notes, which accrues at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, and (iii) the 3.00%/5.00% Convertible Notes have a maturity date of August 31, 2024, compared to the 5.00%/7.00% Convertible Notes, which have a maturity date of August 31, 2022.
In conjunction with the Exchange Offer, on March 27, 2020, the Company, the guarantors of the 5.00%/7.00% Convertible Notes and the trustee for the 5.00%/7.00% Convertible Notes entered into a supplemental indenture to the indenture governing the 5.00%/7.00% Convertible Notes (the “5.00%/7.00% Convertible Notes Indenture”) to provide for, among other things, the elimination or amendment of substantially all of the restrictive covenants, the release of all collateral securing the Company’s obligations under the 5.00%/7.00% Convertible Notes Indenture, and the modification of certain of the events of default and various other provisions contained in the 5.00%/7.00% Convertible Notes Indenture (the "Supplemental Indenture").
Also on March 27, 2020, PNC (in its capacity as “First Lien Agent”), the trustee for the 5.00%/7.00% Convertible Notes and the Company and certain of its subsidiaries executed an intercreditor agreement (the “New Intercreditor Agreement”) providing for the lien priority of the first lien facility over the 3.00%/5.00% Convertible Notes. The terms and conditions of the New Intercreditor Agreement are substantially consistent with those applicable to the intercreditor agreement between the First Lien Agent and the trustee for the 5.00%/7.00% Convertible Notes prior to the completion of the Exchange Offer (the “5.00%/7.00% Convertible Notes Intercreditor Agreement”). PNC and the trustee for the 5.00%/7.00% Convertible Notes also entered into an amendment of the 5.00%/7.00% Convertible Notes Intercreditor Agreement to, among other things, remove certain limitations and rights of the 5.00%/7.00% Convertible Notes with respect to the first lien facility.
The 3.00%/5.00% Convertible Notes were issued pursuant to an indenture (the “3.00%/5.00% Convertible Notes Indenture”), which the Company and the Guarantors entered into with Wilmington Savings Fund Society, FSB, as trustee and collateral agent ("Indenture Agent"), on March 27, 2020. The 3.00%/5.00% Convertible Notes are, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the ABL Credit Agreement.
The 3.00%/5.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $0.46 per share, which rate is subject to adjustment as set forth in the 3.00%/5.00% Convertible Notes Indenture. Under the 3.00%/5.00% Convertible Notes Indenture, upon the conversion of the 3.00%/5.00% Convertible Notes in connection with a Fundamental Change (as defined in the 3.00%/5.00% Convertible Notes Indenture), for each $1.00 principal amount of the 3.00%/5.00% Convertible Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price or (b) $1.00 divided by the price paid per share of the Company's common stock in connection with such Fundamental Change calculated in accordance with the 3.00%/5.00% Convertible Notes Indenture, subject to other provisions of the 3.00%/5.00% Convertible Notes Indenture. Subject to certain exceptions, under the 3.00%/5.00% Convertible Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the 3.00%/5.00% Convertible Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.
The 5.00%/7.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Supplemental Indenture. Under the Supplemental Indenture, the conversion of the 5.00%/7.00% Convertible Notes in connection with a Fundamental Change (as defined in the Supplemental Indenture) is substantially the same as under the 3.00%/5.00% Convertible Notes Indenture, other than the applicable conversion price.
Upon conversion of the 3.00%/5.00% Convertible Notes and/or the 5.00%/7.00% Convertible Notes, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right, if the Company elects to settle in cash, will be calculated as provided in the 3.00%/5.00% Convertible Notes Indenture or Supplemental Indenture, as applicable, using a 20 trading day observation period.
As discussed previously, the 3.00%/5.00% Convertible Notes are convertible into common stock at the option of the holder. As of March 27, 2020, the date of the Exchange Offer, the Company determined that the conversion option was not clearly and closely related to the economic characteristics of the 3.00%/5.00% Convertible Notes, nor did the conversion option meet the own equity scope exception as the Company did not have sufficient authorized and unissued common stock shares to satisfy the maximum number of common stock shares that could be required to be issued upon conversion. As a result, the Company concluded that the embedded conversion option must be bifurcated from the 3.00%/5.00% Convertible Notes, separately valued, and accounted for as a derivative liability, which was classified in long term debt and marked to fair value through earnings.
On June 30, 2020, the Company filed articles of amendment to increase the number of shares of common stock authorized (see Note 8 - Stockholders' Equity). As a result of this increase, the number of the Company's common stock shares available for issuance upon conversion of the 3.00%/5.00% Convertible Notes is sufficient to allow the conversion option to be share-settled in full. The Company has concluded that as of June 30, 2020 the conversion option qualifies for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of June 30, 2020, the fair value of the conversion option of $36,952 was classified to equity as additional paid-in capital. The remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.
The 3.00%/5.00% Convertible Notes are fully and unconditionally guaranteed, jointly and severally, by certain subsidiaries of the Company. The 3.00%/5.00% Convertible Notes and the related guarantees are secured by a lien on substantially all of the Company’s and the guarantors’ assets, subject to certain exceptions pursuant to certain collateral documents pursuant to the 3.00%/5.00% Convertible Notes Indenture. The terms of the 3.00%/5.00% Convertible Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue certain stock; make certain investments; create liens; agree to certain payment restrictions affecting certain subsidiaries; sell or otherwise transfer or dispose assets; enter into transactions with affiliates; and enter into sale and leaseback transactions.
Neither the 3.00%/5.00% Convertible Notes nor the 5.00%/7.00% Convertible Notes may be redeemed by the Company in whole or in part at any time prior to maturity, except the Company may be required to make an offer to purchase the 3.00%/5.00% Convertible Notes using the proceeds of certain material asset sales involving the Company or one of its restricted subsidiaries, as described more particularly in the 3.00%/5.00% Convertible Notes Indenture. In addition, if a Fundamental Change (as defined in the 3.00%/5.00% Convertible Notes Indenture and the Supplemental Indenture, as applicable) occurs at any time, each holder of any 3.00%/5.00% Convertible Notes or 5.00%/7.00% Convertible Notes has the right to require the Company to repurchase such holder’s notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
The Company must use the net proceeds of material sales of collateral, which proceeds are not used for other permissible purposes, to make an offer of repurchase to holders of the 3.00%/5.00% Convertible Notes. Indebtedness for borrowings under the 3.00%/5.00% Convertible Notes Indenture and the Supplemental Indenture is subject to acceleration upon the occurrence of specified defaults or events of default as set forth under each such indenture, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor, failure by an obligor to perform certain covenants, the invalidity or impairment of the Agent’s lien on its collateral under the 3.00%/5.00% Convertible Notes Indenture, the invalidity or impairment of any applicable guarantee, and certain adverse bankruptcy-related and other events.
Upon satisfaction of certain conditions more particularly described in the 3.00%/5.00% Convertible Notes Indenture, including the deposit in trust of cash or securities sufficient to pay the principal of and interest and any premium on the 3.00%/5.00% Convertible Notes, the Company may effect a covenant defeasance of certain of the covenants imposing financial and operating restrictions on the Company’s business. In addition, and subject to certain exceptions as more particularly described in the 3.00%/5.00% Convertible Notes Indenture, the Company may amend, supplement or waive provisions of the 3.00%/5.00% Convertible Notes Indenture with the consent of holders representing a majority in aggregate principal amount of the 3.00%/5.00% Convertible Notes, and may in effect release collateral from the liens securing the 3.00%/5.00% Convertible Notes with the consent of holders representing 66.67% in aggregate principal amount of the 3.00%/5.00% Convertible Notes.
Interest on the 3.00%/5.00% Convertible Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, payable quarterly beginning with the quarter ending June 30, 2020. Interest on the 5.00%/7.00% Convertible Notes continues to accrue at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, payable quarterly. Pursuant to the terms of both the 3.00%/5.00% Convertible Notes Indenture and the Supplemental Indenture, the Company is currently paying interest on both the 3.00%/5.00% Convertible Notes and the 5.00%/7.00% Convertible Notes in kind. Interest expense related to the 5.00%/7.00% Convertible Notes of $66 and $3,348 was paid in kind in the three and six months ended June 30, 2020 respectively. Interest expense related to the 5.00%/7.00% Convertible Notes of $3,221 and $6,387 was paid in kind in the three and the six months ended June 30, 2019, respectively. Interest expense related to the 3.00%/5.00% Convertible Notes of $1,229 was paid in kind in both the three and six months ended June 30, 2020.
The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of ASC No. 470-60, "Debt-Troubled Debt Restructurings". Accordingly, for the three and six months ended June 30, 2020, the Company has expensed legal and other direct costs incurred in conjunction with the Exchange Offer in the amount of $639 and $1,376, respectively, in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss and recognized additional legal and other direct costs incurred also in the amount $639 and $1,376 as a decrease to additional paid-in capital for the three and six months ended June 30, 2020, respectively.
Other long-term debt
The Company qualified under the “alternative size standard” for a forgivable loan under the Paycheck Protection Program (“PPP”) administered by the Small Business Association (SBA) pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. On April 28, 2020, the Company entered into an unsecured PPP loan in the aggregate principal amount of $10,000, which is to be used only for payroll expenses, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "PPP Loan"). After taking into account, among other things, the disruptions to the Company’s business activities caused by the COVID-19 pandemic, the completed Exchange Offer, its available, committed primary sources of liquidity, and its lack of access to alternative sources of liquidity, current economic conditions made this loan request necessary and appropriate to support the Company’s ongoing U.S. operations and mitigate potentially significant detriment to the Company’s business. The PPP Loan, which is evidenced by a Paycheck Protection Program Term Note, matures on April 28, 2022 and bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred. The PPP Loan is payable in 17 monthly payments commencing on November 16, 2020 and may be prepaid at any time prior to maturity with no prepayment penalties.
Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act passed on June 5, 2020 (the "PPPFA"), the PPP Loan, and interest accrued thereon, is forgivable, partially or in full, subject to certain conditions, including the extent to which the PPP Loan proceeds are used for permissible purposes within the 24 week period following loan disbursement (which period was extended by the PPPFA from the 8 week period originally allowed by the CARES Act). The Company believes it has used the PPP Loan proceeds for permissible purposes only and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, the CARES Act and the PPPFA. As of June 30, 2020, the Company has recorded the amount of the PPP Loan due within one year in the current portion of long-term debt and the remainder in long-term debt on the Condensed Consolidated Balance Sheets.
On June 24, 2020, the Company's French subsidiary entered into a €6,000 term loan (the "France Term Loan"). The France Term Loan, which is fully guaranteed by the French government, is part of a relief program related to the

COVID-19 pandemic. Similar to the PPP Loan, economic conditions resulting from the COVID-19 pandemic made this France Term Loan necessary and appropriate to support the Company’s ongoing operations in France and mitigate potentially significant detriment to the Company’s business in France. The France Term Loan, which is evidenced by a term note with HSBC Bank, matures on June 24, 2021 and bears no interest. However, in connection with the government guarantee of the France Term Loan, the Company must pay a commission to the French government of 0.5% per annum of the principal loan balance. Under the terms of the France Term Loan, the Company has the option to extend the maturity of the loan for a period of up to five years. As of June 30, 2020, the Company has the intent and ability to extend the maturity of the France Term Loan beyond twelve months and has therefore included the entire outstanding principal balance of the France Term Loan in long-term debt at the Condensed Consolidated Balance Sheets.
Short-term borrowings
The Company's French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6,500 Euros. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary's credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of June 30, 2020, the French subsidiary had no borrowings under the local credit facility and had borrowings under the local credit facility of $2,888 as of December 31, 2019. The Company records borrowings under the local credit facility as short-term borrowings in the Condensed Consolidated Balance Sheets.

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
The Company’s pension plan asset portfolio as of June 30, 2020 and December 31, 2019 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities are valued based on evaluated prices provided to the trustee of the pension plan by independent pricing services. Such prices may be determined by various factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities.
Fair Value Measurements of Debt
As of June 30, 2020, the fair value of the Company's 3.00%/5.00% Convertible Notes, including the conversion option, was estimated to be $109,640, compared to a face value of $96,364. As of June 30, 2020, the fair value of the Company's 5.00%/7.00% Convertible Notes, including the conversion option, was estimated to be $3,350 compared to a face value of $3,823. As of December 31, 2019, the fair value of the Company's 5.00%/7.00% Convertible Notes, including the conversion option, was estimated to be $136,085 compared to a face value of $193,660. The fair value of the 3.00%/5.00% Convertible Notes as of June 30, 2020 and the 5.00%/7.00% Convertible Notes as of December 31, 2019 was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the 3.00%/5.00% Convertible Notes, which is a Level 3 input as defined by the fair value hierarchy. The fair value of the 5.00%/7.00% Convertible Notes as of June 30, 2020 was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
The following valuation assumptions were used in determining the fair value of the 3.00%/5.00% Convertible Notes, including the conversion option, as of June 30, 2020:

Risk-free interest rate	0.24%
Credit spread	9.47%
PIK premium spread	2.00%
Volatility	50.00%
As of June 30, 2020, the fair value of the Company's Revolving B Credit Facility was estimated to be $26,707 compared to a face value of $27,376. As of December 31, 2019, the fair value of the Company's Revolving B Credit Facility was estimated to be $25,082 compared to a face value of $25,788. Also as of June 30, 2020, the fair value of the Company's PPP Loan was estimated to be $8,571 compared to a face value of $10,000 and the fair value of the Company's France Term Loan was estimated to be $3,271 compared to a face value of $6,721. The fair value of the Revolving B Credit Facility, the PPP Loan and the France Term Loan was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
Given the short-term nature and/or the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility approximated the carrying value as of June 30, 2020.
Fair Value Measurement of Embedded Conversion Feature
On June 30, 2020, the Company filed articles of amendment to increase the number of shares of common stock authorized (see Note 8 - Stockholders' Equity). As a result of this increase, the number the Company's common stock shares available for issuance upon conversion of the 3.00%/5.00% Convertible Notes is sufficient to allow the conversion option to be share-settled in full. The Company has concluded that as of June 30, 2020, the conversion option qualifies for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of June 30, 2020, the fair value of the conversion option of $36,952 was classified to equity as additional paid-in capital. There was no tax impact of the reclassification of the conversion option to equity. The estimated fair value of the derivative liability for the embedded conversion feature of the 3.00%/5.00% Convertible Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using the same assumptions as the 3.00%/5.00% Convertible Notes. The following reconciliation represents the change in fair value of the embedded conversion feature of the 3.00%/5.00% Convertible Notes for the six months ended June 30, 2020. Prior to the reclassification of the embedded conversion feature to additional paid-in capital on June 30, 2020, the Company recognized a gain of $2,010 on the mark-to-fair value adjustment on the embedded debt conversion option.

Fair value as of December 31, 2019	$—
Fair value at issuance date	38,962
Mark-to-fair value adjustment on embedded conversion feature	(2,010)
Reclassification of embedded conversion feature to additional paid-in capital	(36,952)
Fair value as of June 30, 2020	$—

(8) Stockholders’ Equity
Authorized Shares of Common Stock
On June 30, 2020, the Company's shareholders approved a proposal to amend the Company's charter to authorize an increase in the Company's authorized shares of common stock. Subsequent to this approval, also on June 30, 2020, the Company filed articles of amendment with the Secretary of State of the State of Maryland, which amended its Articles of Amendment and Restatement effective on such date to increase the Company's authorized common stock shares from 200,000 shares of common stock at $0.01 par value per share to 400,000 shares of common stock at $0.01 par value per share. The Company has concluded that as of June 30, 2020 the conversion option qualifies for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of June 30, 2020, the fair value of the conversion option of $36,952 was classified to equity as additional paid-in capital.
Exchange Offer
The Company issued 70,261 shares of its common stock on March 27, 2020 in connection with the Exchange Offer (see Note 6 - Debt). The issuance of these shares was recorded using the fair value of the Company's common stock on the date the shares were issued and resulted in an increase in the par value of common stock and additional paid-in capital of $703 and $24,606, respectively. The shares were issued in exchange for 5.00%/7.00% Convertible Notes, and, as such, the Company received no cash proceeds as part of the exchange.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	As of
	June 30, 2020	December 31, 2019
Unrecognized pension and postretirement benefit costs, net of tax	$(7,021)	$(7,071)
Foreign currency translation losses, net of tax	(7,215)	(6,303)
Total accumulated other comprehensive loss	$(14,236)	$(13,374)
Changes in accumulated other comprehensive loss by component in the three months ended June 30, 2020 and June 30, 2019 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Beginning Balance	$(7,046)	$(9,130)	$(7,251)	$(5,659)	$(14,297)	$(14,789)
Other comprehensive loss before reclassifications, net of tax	—	—	36	(279)	36	(279)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	25	23	—	—	25	23
Net current period other comprehensive income (loss)	25	23	36	(279)	61	(256)
Ending Balance	$(7,021)	$(9,107)	$(7,215)	$(5,938)	$(14,236)	$(15,045)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the three months ended June 30, 2020 and June 30, 2019.
Changes in accumulated other comprehensive loss by component in the six months ended June 30, 2020 and June 30, 2019 are as follows:

	Defined Benefit Pension and Postretirement Items		Foreign Currency Items		Total

	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Beginning Balance	$(7,071)	$(9,153)	$(6,303)	$(5,195)	$(13,374)	$(14,348)
Other comprehensive loss before reclassifications, net of tax	—	—	(912)	(743)	(912)	(743)
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	50	46	—	—	50	46
Net current period other comprehensive income (loss)	50	46	(912)	(743)	(862)	(697)
Ending Balance	$(7,021)	$(9,107)	$(7,215)	$(5,938)	$(14,236)	$(15,045)
(a) See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss in the six months ended June 30, 2020 and June 30, 2019.

Reclassifications from accumulated other comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Unrecognized pension and postretirement benefit items:
Prior service cost (a)	$13	$13	$26	$26
Actuarial loss (a)	12	10	24	20
Total before tax	25	23	50	46
Tax effect	—	—	—	—
Total reclassifications for the period, net of tax	$25	$23	$50	$46
(a) These accumulated other comprehensive loss components are included in the computation of net periodic pension and postretirement benefit cost included in other income, net.
(9) Share-based Compensation
Restricted Shares
The Company's Board of Directors (the "Board") has issued restricted shares of the Company's common stock ("Restricted Shares") and restricted 5.00%/7.00% Convertible Notes (the "Restricted 5.00%/7.00% Convertible Notes") to certain officers of the Company, as well as Restricted Shares to certain members of the Board. On March 27, 2020, in conjunction with the Exchange Offer, the Company issued restricted 3.00%/5.00% Convertible Notes (the "Restricted 3.00%/5.00% Convertible Notes") and Restricted Shares in exchange for all of the outstanding Restricted 5.00%/7.00% Convertible Notes, including any accrued and unpaid interest on the Restricted 5.00%/7.00% Convertible Notes as of the date in which the Exchange Offer was completed (the "Restricted Note Exchange"). Pursuant to the Restricted Note Exchange, $1,613 in aggregate principal amount of the Restricted 5.00%/7.00% Convertible Notes were tendered and accepted and in exchange, the Company issued $793 in aggregate principal amount of Restricted 3.00%/5.00% Convertible Notes and 586 shares of Restricted Shares. The Restricted 3.00%/5.00% Convertible Notes outstanding were convertible into an additional 1,740 shares of the Company's common stock as of June 30, 2020.
The Restricted Shares granted to certain officers of the Company on September 1, 2017 cliff vest three years from the date of grant, subject to the conditions set forth in the MIP. As they relate to the first tranche of Restricted 5.00%/7.00% Convertible Notes, the Restricted 3.00%/5.00% Convertible Notes and Restricted Shares issued as a result of the Restricted Note Exchange cliff vest three years from the original date of grant, September 31, 2017. As they relate to the second tranche of Restricted 5.00%/7.00% Convertible Notes, which were made available as lapsed incentive awards and awarded to certain officers of the Company on March 25, 2020, the Restricted 3.00%/5.00% Convertible Notes, and Restricted Shares issued as a result of the Restricted Note Exchange cliff vest on August 31, 2024.
A summary of the activity of the Company's Restricted Shares as of June 30, 2020 and in the six months then ended follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	1,429	$3.13
Issued upon exchange of Restricted 5.00%/7.00% Convertible Notes	586	0.38
Forfeited	—	—
Vested	(607)	3.14
Outstanding at June 30, 2020	1,408	1.98
Expected to vest after June 30, 2020	1,408	1.98
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
As of June 30, 2020, there were 783 PSUs outstanding.
Share-Based Compensation Expense
Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of June 30, 2020, no compensation expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition had not been met.
As of June 30, 2020, the unrecognized share-based compensation expense related to unvested Restricted Shares was $202 and is expected to be recognized over a weighted-average period of approximately 0.7 years. Forfeitures are accounted for as they occur.
As of June 30, 2020, the unrecognized share-based compensation expense related to the outstanding Restricted 3.00%/5.00% Convertible Notes was $159 and is expected to be recognized over a weighted-average period of approximately 1.7 years. The Company will recognize this compensation expense on a straight-line basis over the remaining vesting period using the fair value of the Restricted 3.00%/5.00% Convertible Notes at the Restricted Note Exchange date.
(10) Employee Benefit Plans
Components of the net periodic pension and postretirement benefit credit are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$112	$106	$224	$212
Interest cost	1,015	1,322	2,029	2,644
Expected return on assets	(1,681)	(1,531)	(3,362)	(3,062)
Amortization of prior service cost	13	13	26	26
Amortization of actuarial loss	12	10	24	20
Net periodic pension and postretirement benefit credit	$(529)	$(80)	$(1,059)	$(160)
Contributions paid	$—	$—	$—	$—
The Company anticipates making no additional cash contributions to its pension plans in the remainder of 2020.
The Company was party to a multi-employer pension plan from which the Company determined to withdraw. At June 30, 2020, the total estimated liability to withdraw from the plan was $3,064. The current liability associated with the Company's withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets and the long-term liability of $2,824 is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
(11) Income Taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective tax rate is expressed as income tax benefit as a percentage of loss before income taxes.
On March 27, 2020, the U.S. federal government signed into law the CARES Act, to provide economic relief to U.S. companies impacted by the COVID-19 pandemic. Pursuant to the provisions of the CARES Act, the Company will carryback its net operating losses from 2019 to offset taxable net income realized in 2018.

In the three months ended June 30, 2020, the Company recorded income tax benefit of $1,448 on a loss before income taxes of $5,501, for an effective tax rate of 26.3%. In the three months ended June 30, 2019, the Company recorded income tax benefit of $225 on a loss before income taxes of $8,529, for an effective tax rate of 2.6%.
In the six months ended June 30, 2020, the Company recorded income tax benefit of $2,591 on a loss before income taxes of $17,685, for an effective tax rate of 14.7%. In the six months ended June 30, 2019, the Company recorded income tax benefit of $400 on a loss before income taxes of $16,707, for an effective tax rate of 2.4%.
The most significant factors impacting the effective tax rate in the three months ended June 30, 2020 were (i) the recording of the period expense associated with the quasi territorial tax regime called the Global Intangible Low Taxed Income Inclusion (“GILTI”), (ii) the foreign rate differential, and (iii) changes in valuation allowances in the United States and Canada. Also impacting the effective tax rate in the six months ended June 30, 2020 was the increase in net operating loss carrybacks due to the CARES Act.
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
(13) Subsequent Event
On July 20, 2020, the Company's China subsidiary entered into a $3,000 local banking line of credit with the Bank of Communication Shanghai (the "China Credit Facility"). The China Credit Facility has an initial maturity date of January 20, 2021 and accrues interest at a rate of 3.6% per annum.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Certain statements contained in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect our expectations, estimates or projections concerning our possible or assumed future results of operations, including, but not limited to, descriptions of our business strategy, and the benefits we expect to achieve from our working capital management initiative. These statements are often identified by the use of words such as “believe,” “expect,” “anticipate,” “may,” “could,” “estimate,” “likely,” “will,” “intend,” “predict,” “plan,” "should," or other similar expressions. Forward-looking statements are not guarantees of performance or results and involve a number of risks and uncertainties. Although we believe that these forward-looking statements are based on reasonable assumptions and estimates, there are many factors that could cause our actual results to differ materially from those projected. These factors include the impact of volatility of metals prices, the cyclical and seasonal aspects of our business, our ability to effectively manage inventory levels, the impact of our substantial level of indebtedness, the impact of the novel Coronavirus (COVID-19) pandemic on our financial results and business, as well as those risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019, Part II Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, and Part II Item 1A of this quarterly report on Form 10-Q for the quarter ended June 30, 2020. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Any forward-looking statement speaks only as of the date made. Except as required by applicable laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.
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
Authorization of Additional Shares of Common Stock
At the Company's annual meeting of stockholders held on June 30, 2020, the Company’s stockholders approved a proposal to amend the Company’s charter to authorize an increase in the Company’s authorized shares of capital stock and common stock from 200,000 shares to 400,000 shares. On June 30, 2020, the Company filed articles of amendment with the Secretary of State of the State of Maryland, which amended its articles of amendment and restatement effective on such date.
Impact of Coronavirus (COVID-19) Pandemic
In the second quarter of 2020, the Company experienced a significant decline in demand as many of the industries the Company serves have been rapidly and materially impacted economically by the novel coronavirus 2019 ("COVID-19") pandemic. The global health crisis caused by the COVID-19 pandemic resulted in a decline in orders from and shipments to customers as well as slower-than-normal payments from customers and disruptions at certain of the Company's suppliers. The Company anticipates the recovery in economic activity will depend on the rate, pace, and effectiveness of the efforts deployed by various national, state, and local governments to contain the COVID-19 pandemic and the rate and pace at which its customers and suppliers return their own businesses to pre-pandemic levels. In the short-term, the Company expects COVID-19 to continue to have an unfavorable impact on its financial results and business.
To date, the Company has taken actions to maintain operations through the pandemic and its network as a whole has remained operational, albeit at varying levels of volume aligned to customer orders and forecasts. The

Company has prepared and regularly updates business continuity plans for ongoing operations and has taken steps to adjust its business to match the deteriorating economic conditions, including the implementation of enhanced measures through its global supply and branch management teams to ensure the Company is efficiently utilizing inventory on hand and inbound, as well as its internal processing capabilities.
The Company continues to implement temporary and long-term cost-cutting initiatives to align to current demand and to be prepared for any market recovery once this pandemic has passed, including staff reductions, reduction in employee hours and/or salaries, furloughs, temporary layoffs, deferral of periodic salary increases and/or incentive pay, and/or a combination of these actions, at each of its locations. In an effort to protect the health and safety of its employees, the Company has adopted sanitization, social distancing and other behavioral best practices at its locations, including remote work arrangements, reducing the number of people in the Company's branch locations at any one time, and suspending non-essential employee travel. At the outset of the COVID-19 pandemic, the Company established a COVID-19 response team to closely monitor the local, regional, and national situations that impact the Company's various branches, monitor and advise on COVID-19 exposures and potential exposures within the Company's workspaces, direct and implement health and safety plans and business continuity plans, and establish pandemic-related guidelines and policies to best protect the Castle team and its business, including responsible return-to-work or restart plans. Variables that the Company is taking into consideration as some branches and the Corporate office begin to return to normal operations include local case trends, testing availability, number of employees and the workstation layout, productivity and engagement concerns, and most importantly, guidance and requirements from local, state, and federal government, medical and scientific authorities.
In an effort to bolster its liquidity position and mitigate potentially significant detriment to its business, the Company has and will continue to pursue a variety of government-sponsored support programs, such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates. Actual relief under each of these measures varies in terms of timing and availability as governments continue to define, implement, extend and/or fund their relief programs.
The Company qualified under the “alternative size standard” for a forgivable loan under the Paycheck Protection Program (“PPP”) administered by the Small Business Association (SBA) pursuant to the CARES Act. On April 28, 2020, the Company entered into an unsecured PPP loan in the aggregate principal amount of $10.0 million, which is to be used only for payroll expenses, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "PPP Loan"). After taking into account, among other things, the disruptions to the Company’s business activities caused by the COVID-19 pandemic, the completed exchange offer and consent solicitation (the “Exchange Offer”) to issue its 3.00% / 5.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2024 (the “3.00% / 5.00% Convertible Notes”) and shares of its common stock in exchange for its 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due 2022 (the “5.00% / 7.00% Convertible Notes”), its available, committed primary sources of liquidity, and its lack of access to alternative sources of liquidity, current economic conditions made this loan request necessary and appropriate to support the Company’s ongoing U.S. operations and mitigate potentially significant detriment to the Company’s business. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act passed on June 5, 2020 (the "PPPFA"), the PPP Loan, and interest accrued thereon, is forgivable, partially or in full, subject to certain conditions, including the extent to which the PPP Loan proceeds are used for permissible purposes within the 24 week period following loan disbursement (which period was extended by the PPPFA from the 8 week period originally allowed by the CARES Act). The Company believes it has used the PPP Loan proceeds for permissible purposes only and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, the CARES Act and the PPPFA.
On June 24, 2020, the Company's French subsidiary entered into a €6,000 term loan (the "France Term Loan"). The France Term Loan, which is fully guaranteed by the French government, is part of a relief program related to the COVID-19 pandemic. Similar to the PPP Loan, economic conditions resulting from the COVID-19 pandemic made this France Term Loan necessary and appropriate to support the Company’s ongoing operations in France and mitigate potentially significant detriment to the Company’s business in France. The France Term Loan, which is evidenced by a term note with HSBC Bank, matures on June 24, 2021 and bears no interest. However, in connection with the government guarantee of the France Term Loan, the Company must pay a commission to the French government of 0.5% per annum of the principal loan balance. Under the terms of the France Term Loan, the Company has the option to extend the maturity of the loan for a period of up to five years. As of June 30, 2020, the Company has the intent and ability to extend the maturity of the France Term Loan beyond twelve months and has therefore included the entire outstanding principal balance of the France Term Loan in long-term debt at the Condensed Consolidated Balance Sheets.

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
Results of Operations
The following tables set forth certain statement of operations data in each period indicated:

	Three Months Ended June 30,
	2020		2019		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Three Month $ Change	Three Month % Change

Net sales	$84.7	100.0%	$147.9	100.0%	$(63.2)	(42.7)%
Cost of materials (exclusive of depreciation)	60.9	71.9%	109.9	74.3%	49.0	44.6%
Operating costs and expenses	28.3	33.4%	39.1	26.5%	10.8	27.6%
Operating loss	$(4.5)	(5.3)%	$(1.2)	(0.8)%	$(3.3)	n/m

	Six Months Ended June 30,
	2020		2019		Favorable/ (Unfavorable)
(Dollar amounts in millions)	$	% of Net Sales	$	% of Net Sales	Six Month $ Change	Six Month % Change

Net sales	$211.3	100.0%	$297.5	100.0%	$(86.2)	(29.0)%
Cost of materials (exclusive of depreciation)	153.2	72.5%	220.9	74.3%	67.7	30.6%
Operating costs and expenses	64.6	30.6%	78.1	26.2%	13.5	17.3%
Operating loss	$(6.5)	(3.1)%	$(1.5)	(0.5)%	$(5.0)	n/m

Net Sales
Net sales of $84.7 million in the three months ended June 30, 2020 decreased $63.2 million, or 42.7%, compared to $147.9 million in the three months ended June 30, 2019. Net sales of $211.3 million in the six months ended June 30, 2020 decreased $86.2 million, or 29.0%, compared to $297.5 million in the six months ended June 30, 2019. The decrease in net sales in both the three and six months ended June 30, 2020 compared to the same periods in the prior year was driven primarily by the macroeconomic impacts of the COVID-19 pandemic, which worsened already soft industrial end markets and further weakened demand for global aerospace products. The weakening of demand within the aerospace market is largely attributable to the impact of the COVID-19 pandemic on global air travel and the grounding of the Boeing 737 MAX, for which some of the Company's locations have customers that supply content. Tons sold per day for the Company's products decreased by 40.2% in the three months ended June 30, 2020 compared to the same quarter in the prior year and 30.4% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
In the six months ended June 30, 2020, the decrease in tons sold per day was partially offset by a 1.7% increase in overall selling prices compared to the three months ended June 30, 2019, which resulted from favorable selling prices realized on the Company's aluminum and stainless product lines in the first quarter of 2020 prior to the impact of the COVID-19 pandemic. In the three months ended June 30, 2020, overall average selling prices of the Company's product mix sold decreased 4.4% compared to the three months ended June 30, 2019 as the macroeconomic impact of the COVID-19 pandemic resulted in a decrease in demand and availability of supply led to increased price competition for all of the Company's core products.

The Company realized a favorable sales mix in both the second quarter and first half of 2020 compared to the second quarter and first half of the prior year as a result of its strategic focus on more highly accretive sales, particularly those including higher margin, value added service offerings, as well as a shift in sales volume towards higher priced aluminum and stainless products.
The Company expects that the unfavorable financial and business impacts of the COVID-19 pandemic that were realized in the first half of 2020 will continue into the second half of 2020 as the Company's customers and suppliers continue to maintain reduced purchasing forecasts and output. In turn, the Company's expects the decrease in demand and availability and increase in competition in the markets that the Company serves to continue into the second half of 2020, although not at as detrimental levels as those experienced in the three and six months ended June 30, 2020. Although the Company began to see some markets begin to recover in the late second quarter of 2020, given the above factors and the uncertainties surrounding the COVID-19 pandemic the Company believes it will continue to have a decrease in sales volume and pricing of the Company's products in the latter half of 2020.
Cost of Materials
Cost of materials (exclusive of depreciation) was $60.9 million in the three months ended June 30, 2020 compared to $109.9 million in the three months ended June 30, 2019. The $49.0 million, or 44.6%, decrease in the second quarter of 2020 compared to the second quarter of 2019 is primarily due to the decrease in net sales volume compared to the same period last year. Cost of materials (exclusive of depreciation) was 71.9% of net sales in the three months ended June 30, 2020 compared to 74.3% of net sales in the three months ended June 30, 2019.
Cost of materials (exclusive of depreciation) was $153.2 million in the six months ended June 30, 2020 compared to $220.9 million in the six months ended June 30, 2019, and decrease of $67.7 million, or 30.6%. Cost of materials (exclusive of depreciation) was 72.5% of net sales in the six months ended June 30, 2020 compared to 74.3% of net sales in the six months ended June 30, 2019.
The Company's focus on selectively pursuing higher margin sales that are more accretive to the business, particularly those including the Company's value added service offerings, resulted in favorable product mix towards sales of products with higher gross material margins (calculated as net sales less cost of materials divided by net sales) in both the second quarter and first half of 2020, compared to the same periods last year. The Company expects its margins will remain relatively stable for the remainder of 2020 as its improved inventory management offsets the headwinds produced by reduced demand, a downward pricing environment and the unfavorable impacts of the COVID-19 pandemic on the overall global economy.
Operating Costs and Expenses and Operating Loss
In response to the unfavorable global economic conditions resulting from the COVID-19 pandemic, the Company began early in the second quarter of 2020 to take steps to align its operating costs and expenses with a decrease in customer and supplier forecasts and output. The steps taken by management have included reductions in discretionary spending, staff reductions, reductions in employee work hours and/or salaries, furloughs, temporary layoffs, deferral of periodic salary increases and/or incentive pay, or a combination of these actions at each of its branches and at its corporate offices. In addition, for the safety of its employees, the Company has suspended non-essential employee travel. The cost-cutting measures taken by the Company have resulted in a significant decrease in operating costs and expenses in the three and six months ended June 30, 2020 compared to the same periods last year. The Company expects to continue to implement the temporary and long-term cost cutting initiatives it has taken to align to the current demand and to be prepared for any market recovery once the pandemic has passed.

	Three Months Ended June 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2020	2019	Three Month $ Change	Three Month % Change
Warehouse, processing and delivery expense	$14.2	$20.5	$6.3	30.7%
Sales, general and administrative expense	12.1	16.5	4.4	26.7%
Depreciation expense	2.0	2.1	0.1	4.8%
Total operating costs and expenses	$28.3	$39.1	$10.8	27.6%
Operating costs and expenses decreased by $10.8 million, or 27.6%, from $39.1 million in the three months ended June 30, 2019 to $28.3 million in the three months ended June 30, 2020, primarily as a result of the following:
•Warehouse, processing and delivery expense decreased by $6.3 million primarily due to a lower payroll and benefits costs and lower warehouse and freight costs in the three months ended June 30, 2020 compared to the same period last year. The 30.7% decrease was driven by cost cutting measures taken by the Company in response to the COVID-19 pandemic, as well as lower sales volume.
•Sales, general and administrative expense decreased by $4.4 million primarily the result of lower payroll and benefits costs, as well as other reductions in employee expenses and discretionary spending in the three months ended June 30, 2020 compared to three months ended June 30, 2019 driven mainly by the cost cutting measures taken by the Company in response to the COVID-19 pandemic, including staff reductions, reductions in employee work hours and/or salaries, furloughs, temporary layoffs, deferral of periodic salary increases and/or incentive pay, or a combination of these actions. The decreases were partially offset by legal and other direct fees associated with the Exchange Offer in the amount of $0.6 million.

	Six Months Ended June 30,		Favorable/(Unfavorable)
(Dollar amounts in millions)	2020	2019	Three Month $ Change	Three Month % Change
Warehouse, processing and delivery expense	$32.2	$40.8	$8.6	21.1%
Sales, general and administrative expense	28.3	33.0	4.7	14.2%
Depreciation expense	4.1	4.3	0.2	4.7%
Total operating costs and expenses	$64.6	$78.1	$13.5	17.3%
Operating costs and expenses decreased by $13.5 million, or 17.3%, from $78.1 million in the six months ended June 30, 2019 to $64.6 million in the six months ended June 30, 2020, primarily as a result of the following:
•Warehouse, processing and delivery expense decreased by $8.6 million primarily due to a lower payroll and benefits costs and lower warehouse and freight costs in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The 21.1% decrease was driven by cost cutting measures taken by the Company in the second quarter of 2020 in response to the COVID-19 pandemic, as well as lower sales volume.
•Sales, general and administrative expense decreased by $4.7 million primarily the result of lower payroll and benefits costs in the six months ended June 30, 2020 compared to six months ended June 30, 2019 driven mainly by the cost cutting measures taken by the Company in response to the COVID-19 pandemic, including staff reductions, reductions in employee work hours and/or salaries, furloughs, temporary layoffs, deferral of periodic salary increases and/or incentive pay, or a combination of these actions. The decreases were partially offset by legal and other direct fees associated with the Exchange Offer in the amount of $1.3 million.
In the first and second quarters of 2020, the Company performed an interim impairment test of its goodwill and intangible assets. Based on these tests, the Company determined its one reporting unit's goodwill and indefinite-lived trade name assets were not impaired as of both March 31, 2020 and June 30, 2020. While the Company considered the impact the COVID-19 pandemic may have on it future cash flows when preparing its interim goodwill impairment test, the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown. The Company will continue to assess its goodwill and intangible asset for impairment as events and circumstances change. Any further deterioration in the Company's forecasted revenue, gross material margin, and/or costs and expenses, or an increase in the Company's assumed discount rate, could result in an impairment of a portion or all of its goodwill or a portion or all of its intangible asset. The amount of such impairment would be recognized as a noncash expense in the period the goodwill and/or intangible asset is impaired. With all other assumptions being held constant, a 50 basis point increase in the assumed discount rate as of June 30, 2020 would result in an impairment of both the Company's goodwill and intangible asset.
Operating loss in the three months ended June 30, 2020 was $4.5 million, compared to $1.2 million in the three months ended June 30, 2019. Operating loss in the six months ended June 30, 2020 was $6.5 million, compared to $1.5 million in the six months ended June 30, 2019.
Other Income and Expense, Income Taxes and Net Loss
Interest expense, net was $5.1 million in the three months ended June 30, 2020, compared to $9.9 million in the three months ended June 30, 2019. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $1.0 million in the three months ended June 30, 2020 and $1.3 million in the three months ended June 30, 2019. As a result of the Exchange Offer, the Company reduced the aggregate principal amount of its long-term debt by $94.5 million and expects to reduce its annual interest expense by over $10.0 million. The decrease in interest expense in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily due to a decrease in the overall non-cash interest expense on outstanding convertible debt as a result of the Exchange Offer of $1.9 million, a decrease in non-cash amortization of the outstanding convertible debt of $2.0 million, and a decrease in interest expense on the Company's revolving credit facility of $0.6 million as a result of both a lower revolving credit facility borrowings and a lower effective interest rate on revolving credit facility borrowings in the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.
Interest expense, net was $15.1 million in the six months ended June 30, 2020, compared to $19.3 million in the six months ended June 30, 2019. Interest expense includes the interest cost component of the net periodic benefit cost of the Company's pension and post retirement benefits of $2.0 million in the six months ended June 30, 2020 and $2.6 million in the six months ended June 30, 2019. The decrease in interest expense net in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is primarily due to the decrease in interest expense in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 described above.
The unrealized gain on embedded conversion option of $2.0 million in both the three and six months ended June 30, 2020 is the result of the mark-to-market adjustment associated with the bifurcated embedded derivative liability of the Company's 3.00% / 5.00% Convertible Notes. As of June 30, 2020 the conversion option qualifies for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.
Other income, net was $2.0 million in the three months ended June 30, 2020, compared to other income, net of $2.5 million in the three months ended June 30, 2019. Included in other income, net in the three months ended June 30, 2020 and the three months ended June 30, 2019 was net pension benefit of $1.7 million and $1.5 million, respectively. The remaining other income, net for the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a net foreign currency gain of $0.4 million in the three months ended June 30, 2020, of which $0.7 million was attributable to unrealized losses on foreign currency transactions, which was more than offset by a $1.1 million unrealized gain on intercompany loan, compared to a net foreign currency gain of $1.0 million in the three months ended June 30, 2019, $0.2 million of which was attributable to unrealized gains on foreign currency transactions and $0.8 million to an unrealized gain on intercompany loan.
Other income, net was $1.9 million in the six months ended June 30, 2020, compared to other income, net of $4.1 million in the six months ended June 30, 2019. Included in other income, net in the six months ended June 30, 2020 and the six months ended June 30, 2019 was net pension benefit of $3.4 million and $3.1 million, respectively. The remaining other income, net for the comparative periods is the result of foreign currency transaction gains and losses. The Company recorded a net foreign currency loss of $1.3 million in the six months ended June 30, 2020, of which $0.4 million is attributable to unrealized losses on foreign currency transactions and $0.9 million is an unrealized loss on intercompany loan, compared to a foreign currency gain of $1.0 million in the six months ended June 30, 2019, virtually all of which was attributable to a unrealized gain on intercompany loan.
Loss before income taxes was $5.5 million in the three months ended June 30, 2020, compared to $8.5 million in the three months ended June 30, 2019. The decrease in the loss before income taxes in the three months ended

June 30, 2020 compared to the same period in the prior year was primarily due to a $4.8 million decrease in interest expense and a $2.0 million unrealized gain on the embedded debt conversion derivative liability recognized in the three months ended June 30, 2020, which was partially offset by an increase in the Company's operating loss in the three months ended June 30, 2020 and the net unfavorable impact of foreign currency in the three months ended June 30, 2020, compared to the same period last year.
Loss before income taxes was $17.7 million in the six months ended June 30, 2020, compared to $16.7 million in the six months ended June 30, 2019. The increase in the loss before income taxes in the six months ended June 30, 2020 compared to the same period in the prior year was primarily due to an increase in operating loss and the unfavorable impact of foreign currency in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, partially offset by lower interest expense in the six months ended June 30, 2020 and the impact of the unrealized gain on the embedded debt conversion derivative liability recognized in the second quarter of 2020.
The Company recorded an income tax benefit of $1.4 million in the three months ended June 30, 2020, compared to an income tax benefit of $0.2 million in the three months ended June 30, 2019 and income tax benefit of $2.6 million in the six months ended June 30, 2020, compared to an income tax benefit of $0.4 million in the six months ended June 30, 2019. The Company’s effective tax rate is expressed as income tax expense as a percentage of loss before income taxes. The effective tax rate in the three months ended June 30, 2020 was 26.3% as compared to 2.6% in the three months ended June 30, 2019 and 14.7% in the six months ended June 30, 2020 as compared to 2.4% in the six months ended June 30, 2019. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income or losses, the inclusion of foreign earnings under Internal Revenue Code ("IRC") Section 951A, the impact of the foreign income tax rate differential and, for the six month periods, the increase in the Company's net operating loss carrybacks due to the CARES Act, which was recognized in the six months ended June 30, 2020.
Net loss was $4.1 million in the three months ended June 30, 2020, compared to $8.3 million in the three months ended June 30, 2019, and $15.1 million in the six months ended June 30, 2020, compared to $16.3 million in the six months ended June 30, 2019.
Liquidity and Capital Resources
Liquidity
Cash and cash equivalents increased (decreased) as follows:

	Six Months Ended
	June 30,
(Dollar amounts in millions)	2020	2019
Net cash provided by (used in) operating activities	$15.9	$(5.3)
Net cash used in investing activities	(1.3)	(2.6)
Net cash provided by financing activities	5.3	5.7
Effect of exchange rate changes on cash and cash equivalents	—	0.1
Net change in cash and cash equivalents	$19.9	$(2.1)
The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities. Given the economic uncertainty and disruptions resulting from the COVID-19 pandemic, the Company will continue to focus on maintaining liquidity to fund its normal operations and appropriately aligning its working capital with the changing economic conditions. In the second quarter of 2020, the average receivable days outstanding increased from levels in previous quarters, which the Company believes reflects some slowing in payments from customers due to the financial uncertainties resulting from the COVID-19 pandemic. The Company has fewer accounts receivables as of June 30, 2020 as a result of the decrease in demand resulting from the COVID-19 pandemic, which has decreased its borrowing base collateral attributable to accounts receivable under its revolving credit facility and, in the near term, could result in less cash provided by operations. Further decreases in the Company's accounts receivable could result in further reductions in its borrowing base collateral and therefore, the maximum amount it could borrow under its revolving credit facility could decrease accordingly. The decrease in demand has also resulted in an increase in inventory and average days sales in inventory in the second quarter compared to the previous quarter. The Company is focused on maintaining liquidity by purchasing a sufficient level of inventory to meet customer demand while not carrying excess inventory and lowering overall stock levels throughout the business. However, if the Company is unable to sufficiently manage its inventory levels and it begins to carry excess inventory, its liquidity could be unfavorably impacted. Conversely, a decrease in the

Company's inventory could result in a reduction in its borrowing base collateral attributable to inventory and therefore, the maximum amount it could borrow under its revolving credit facility could decrease accordingly.
Although the Company is not currently aware of any such circumstances, a prolonged economic downturn as a result of COVID-19 could have a significant unfavorable impact on its suppliers' ability to deliver products and services and its customers' ability to purchase goods and services and pay their accounts receivable timely, if at all, which could have a significant adverse effect on the Company's operations, financial condition and liquidity. With the benefit of the various government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates, including the PPP Loan received in April 2020 and the France Term Loan received in June 2020, coupled with temporary and long-term cost-cutting initiatives implemented by the Company, the Company expects it will be able to maintain adequate liquidity and working capital to continue its normal operations over the next 12 months (see Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Coronavirus (COVID-19) Pandemic). However, given the current uncertain economic conditions, there can be no assurance that the Company will be able to achieve its strategic initiatives or obtain additional funding on favorable terms in the future, which could have a significant adverse effect on its operations, financial condition and liquidity.
Specific components of the change in working capital (defined as current assets less current liabilities), are highlighted below:
•A decrease in accounts receivable at June 30, 2020 compared to December 31, 2019 resulted in a cash flow source of $19.3 million in the six months ended June 30, 2020, compared to a cash flow use of $13.4 million in the six months ended June 30, 2019. Average receivable days outstanding was 58.8 days in the six months ended June 30, 2020 compared to 54.5 days for the six months ended June 30, 2019, which, the Company believes, reflects some slowing in payments from customers due to the financial uncertainties resulting from the COVID-19 pandemic. Although the Company expects slowness of payments from customers to continue, the Company considered the economic impact of the COVID-19 pandemic on the collectibility of customer accounts receivable and determined that no specific additional allowance for doubtful accounts was required as of June 30, 2020. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. The Company will continue to analyze any financial and commercial impacts of the COVID-19 pandemic, including any adverse impact the COVID-19 pandemic may have on the collectibility of customer accounts receivable as well as the impact the level of accounts receivable may have on its borrowing capacity under the ABL Credit Agreement.
•Higher inventory levels at June 30, 2020 compared to December 31, 2019 resulted in a cash flow use of $5.6 million in the six months ended June 30, 2020 compared to lower inventory levels at June 30, 2019 compared to December 31, 2018, which resulted in a cash flow source of $3.2 million in the six months ended June 30, 2019. Average days sales in inventory was 152.1 days for the six months ended June 30, 2020 compared to 133.0 days for the six months ended June 30, 2019. The increase in average days sales in inventory is primarily due to the impact of the COVID-19 pandemic, which caused a significant decrease in sales volume beginning in March 2020 offset somewhat by the Company's improved inventory management. As the Company expects the markets to remain soft due to the impacts of the COVID-19 pandemic, it will continue to focus on managing inventory levels, primarily by reducing aged inventories, lowering overall stock levels throughout the business and the real-time facilitation of its branches in selling higher-priced inventory. The Company will continue to monitor the impact its inventory levels may have on its borrowing capacity under the ABL Credit Agreement.
•An increase in total accounts payable and accrued and other current liabilities compared to December 31, 2019 resulted in a $4.4 million cash flow source in the six months ended June 30, 2020 compared to a cash flow source of $2.0 million in the six months ended June 30, 2019. Accounts payable days outstanding was 50.6 days for the six months ended June 30, 2020 compared to 42.5 days for the same period last year. The improving financial condition of the Company prior to the impact of the COVID-19 pandemic, particularly the recent completion of the Exchange Offer (defined below), had resulted in improved credit terms with certain of its suppliers, including an extension of net payment dates and/or credit limits. Additionally, as the Company continues to align its cash flows in response to the economic impacts and uncertainties caused by the COVID-19 pandemic, it expects some variability in the timing of payments to vendors to continue.

Working capital and the balances of its significant components are as follows:

	As of
(Dollar amounts in millions)	June 30, 2020	December 31, 2019	Working Capital Increase (Decrease)
Working capital	$173.2	$173.7	$(0.5)
Cash and cash equivalents	26.4	6.4	20.0
Accounts receivable	55.0	74.7	(19.7)
Inventories	149.6	144.4	5.2
Accounts payable	48.8	41.7	(7.1)
Accrued and other current liabilities	8.6	11.2	2.6
Operating lease liabilities	5.9	6.5	0.6
Approximately $15.8 million of the Company’s consolidated cash and cash equivalents balance of $26.4 million at June 30, 2020 resided in the United States.
The decrease in net cash used in investing activities to $1.3 million during the six months ended June 30, 2020 from $2.6 million during the six months ended June 30, 2019 is due to a decrease in cash paid for capital expenditures, primarily purchases of warehouse equipment. In response to the COVID-19 pandemic, the Company lowered its expected capital expenditures to approximately $3.0 million to $4.0 million for the full-year 2020. Depending on the severity and duration of the pandemic, the Company will continue to assess its capital expenditures for the remainder of 2020 and may lower its expected capital expenditures further.
During the six months ended June 30, 2020, net cash provided by financing activities of $5.3 million was attributable to net proceeds from long term borrowings made by the Company, which were partially offset by net repayments of short-term borrowings under the Company's foreign line of credit in France and payments of debt restructuring costs. In the six months ended June 30, 2020, the Company entered into two new long-term debt agreements (PPP Loan and France Term Loan, discussed below), the proceeds of which were partially offset by net repayments under its revolving credit facilities. During the six months ended June 30, 2019, the net cash from financing activities of $5.7 million was primarily attributable to proceeds from borrowings under the Company's revolving credit facilities, as well as net proceeds from short-term borrowings.
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
Under the ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company's borrowing base calculation. As of June 30, 2020, the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 70.0% on eligible inventory.
The Company's ABL Credit Agreement contains certain covenants and restrictions customary to an asset-based revolving loan. Pursuant to the terms of the ABL Credit Agreement, the PPP Loan and the France Term Loan shall be excluded for all purposes from any covenant calculations.
The Company's ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the ABL Credit Agreement) when the Company's cash liquidity (as defined in the ABL Credit Agreement) is less than $12.5 million for five consecutive days. The Company was not in a Covenant Testing Period as of and for the three and six months ended June 30, 2020.
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
On April 28, 2020, the Company entered into the PPP Loan, which provides additional cash to be used for payroll costs, interest on mortgages, rent and utilities. The Company plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP and the CARES Act; however, the Company cannot completely assure at this time that such loan forgiveness will occur. On June 24, 2020, the Company's French subsidiary entered into the France Term Loan, which is fully guaranteed by the French government, and provides additional capital to support the Company’s ongoing operations in France.
Considerable uncertainty exists with regards to the ultimate duration and severity of the COVID-19 pandemic as well as the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition. However, with the benefit of the various government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates, including the PPP Loan received in April 2020 and the France Term Loan received in June 2020, coupled with the temporary and long-term cost-cutting initiatives implemented by the Company, the Company believes that its existing cash balances, together with cash generated from operations and proceeds from its various revolving credit facilities, will be sufficient to fund its normal business operations and service its debt over the next twelve months from the issuance of this report.
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
Additional unrestricted borrowing capacity under the Revolving A Credit Facility as of June 30, 2020 was as follows (in millions):

Maximum borrowing capacity	$125.0
Collateral reserves	(19.7)
Letters of credit and other reserves	(2.5)
Current maximum borrowing capacity	102.8
Current borrowings	(96.4)
Additional unrestricted borrowing capacity(a)	$6.4
(a) Subject to the cash dominion threshold noted above
On March 27, 2020, the Company completed the Exchange Offer to issue its the 3.00%/5.00% Convertible Notes and shares of its common stock in exchange for its 5.00%/7.00% Convertible Notes, including any accrued and unpaid interest on the 5.00%/7.00% Convertible Notes as of the date in which the Exchange Offer was completed. Pursuant to the terms of the Exchange Offer, $190.2 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes were tendered and accepted and in exchange, the Company issued $95.1 million in aggregate principal amount of its 3.00%/5.00% Convertible Notes and 70,261 shares of its common stock. An aggregate principal amount of 5.00%/7.00% Convertible Notes in the amount of $3.7 million were not tendered and remained outstanding at the date of Exchange Offer. As a result of the Exchange Offer, the Company reduced the aggregate principal amount of its long-term debt by $94.5 million and expects to reduce its annual interest expense by over $10.0 million.
The 3.00%/5.00% Convertible Notes were issued pursuant to an indenture (the “3.00%/5.00% Convertible Notes Indenture”), which the Company and the Guarantors (defined below) entered into with Wilmington Savings Fund Society, FSB, as trustee and collateral agent ("Indenture Agent"), on March 27, 2020. The 3.00%/5.00% Convertible Notes are, secured by a lien on all or substantially all of the assets of the Company, its domestic subsidiaries and certain of its foreign subsidiaries, which lien the Indenture Agent has agreed will be junior to the lien of the Agent under the ABL Credit Agreement.
The 3.00%/5.00% Convertible Notes have substantially the same terms that the 5.00%/7.00% Convertible Notes had prior to the completion of the Exchange Offer, except for the following primary differences: (i) the 3.00%/5.00% Convertible Notes are not exempt from the registration requirements of the Securities Act and have the benefit of registration rights to the holders of the 3.00%/5.00% Convertible Notes, (ii) the interest on the 3.00%/5.00% Convertible Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, compared to interest on the 5.00%/7.00% Convertible Notes, which accrues at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, and (iii) the 3.00%/5.00% Convertible Notes have a maturity date of August 31, 2024, compared to the 5.00%/7.00% Convertible Notes, which have a maturity date of August 31, 2022.
In conjunction with the Exchange Offer, on March 27, 2020, the Company, the guarantors of the 5.00%/7.00% Convertible Notes and the trustee for the 5.00%/7.00% Convertible Notes entered into a supplemental indenture to the indenture governing the 5.00%/7.00% Convertible Notes (the “5.00%/7.00% Convertible Notes Indenture”) to provide for, among other things, the elimination or amendment of substantially all of the restrictive covenants, the release of all collateral securing the Company’s obligations under the 5.00%/7.00% Convertible Notes Indenture, and the modification of certain of the events of default and various other provisions contained in the 5.00%/7.00% Convertible Notes Indenture.
Also on March 27, 2020, PNC (in its capacity as “First Lien Agent”), the trustee for the 5.00%/7.00% Convertible Notes and the Company and certain of its subsidiaries executed an intercreditor agreement (the “New Intercreditor Agreement”) providing for the lien priority of the first lien facility over the 3.00%/5.00% Convertible Notes. The terms and conditions of the New Intercreditor Agreement are substantially consistent with those applicable to the intercreditor agreement between the First Lien Agent and the trustee for the 5.00%/7.00% Convertible Notes prior to the completion of the Exchange Offer (the “5.00%/7.00% Convertible Notes Intercreditor Agreement”). PNC and the trustee for the 5.00%/7.00% Convertible Notes also entered into an amendment of the 5.00%/7.00% Convertible Notes Intercreditor Agreement to, among other things, remove certain limitations and rights of the 5.00%/7.00% Convertible Notes with respect to the first lien facility.
The 3.00%/5.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $0.46 per share, which rate is subject to adjustment as set forth in the 3.00%/5.00% Convertible Notes Indenture. Under the 3.00%/5.00% Convertible Notes Indenture, upon the conversion of the 3.00%/5.00% Convertible Notes in connection with a Fundamental Change (as defined in the 3.00%/5.00% Convertible Notes Indenture), for each $1.00 principal amount of the 3.00%/5.00% Convertible Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price or (b) $1.00 divided by the price paid per share of the Company's common stock in connection with such Fundamental Change calculated in accordance with the 3.00%/5.00% Convertible Notes Indenture, subject to other provisions of the 3.00%/5.00% Convertible Notes Indenture. Subject to certain exceptions, under the 3.00%/5.00% Convertible Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the 3.00%/5.00% Convertible Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.
The 5.00%/7.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the initial conversion price of $3.77 per share, which rate is subject to adjustment as set forth in the Supplemental Indenture. Under the Supplemental Indenture, the conversion of the 5.00%/7.00% Convertible Notes in connection with a Fundamental Change (as defined in the Supplemental Indenture) is substantially the same as under the 3.00%/5.00% Convertible Notes Indenture, other than the applicable conversion price.
Upon conversion of the 3.00%/5.00% Convertible Notes and/or the 5.00%/7.00% Convertible Notes, the Company will pay and/or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, together with cash in lieu of fractional shares. The value of shares of the Company’s common stock for purposes of the settlement of the conversion right, if the Company elects to settle in cash, will be calculated as provided in the 3.00%/5.00% Convertible Notes Indenture or Supplemental Indenture, as applicable, using a 20 trading day observation period.
As discussed previously, the 3.00%/5.00% Convertible Notes are convertible into common stock at the option of the holder. The Company determined that the conversion option is not clearly and closely related to the economic characteristics of the 3.00%/5.00% Convertible Notes, nor does the conversion option meet the own equity scope exception as the Company does not currently have sufficient authorized and unissued common stock shares to satisfy the maximum number of common stock shares that could be required to be issued upon conversion. The initial value allocated to the derivative liability was $38,962, with a corresponding reduction in the carrying value of the 3.00%/5.00% Convertible Notes.

As a result of the Company's filing articles of amendment to increase the number of shares of common stock authorized, the number of the Company's common stock shares available for issuance upon conversion of the 3.00%/5.00% Convertible Notes is sufficient to allow the conversion option to be share-settled in full. The Company has concluded that as of June 30, 2020 the conversion option qualifies for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of June 30, 2020, the fair value of the conversion option of $36,952, was classified to equity as additional paid-in capital. There was no tax impact of the reclassification of the conversion option to equity. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.
The terms of the 3.00%/5.00% Convertible Notes contain numerous covenants imposing financial and operating restrictions on the Company's business. These covenants place restrictions on the Company’s ability and the ability of its subsidiaries to, among other things, pay dividends, redeem stock or make other distributions or restricted payments; incur indebtedness or issue certain stock; make certain investments; create liens; agree to certain payment restrictions affecting certain subsidiaries; sell or otherwise transfer or dispose assets; enter into transactions with affiliates; and enter into sale and leaseback transactions.
Neither the 3.00%/5.00% Convertible Notes nor the 5.00%/7.00% Convertible Notes may be redeemed by the Company in whole or in part at any time prior to maturity, except the Company may be required to make an offer to purchase the 3.00%/5.00% Convertible Notes using the proceeds of certain material asset sales involving the Company or one of its restricted subsidiaries, as described more particularly in the 3.00%/5.00% Convertible Notes Indenture. In addition, if a Fundamental Change (as defined in the 3.00%/5.00% Convertible Notes Indenture and the Supplemental Indenture, as applicable) occurs at any time, each holder of any 3.00%/5.00% Convertible Notes or 5.00%/7.00% Convertible Notes has the right to require the Company to repurchase such holder’s notes for cash at a repurchase price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon, subject to certain exceptions.
Indebtedness for borrowings under the 3.00%/5.00% Convertible Notes Indenture and the Supplemental Indenture is subject to acceleration upon the occurrence of specified defaults or events of default as set forth under each such indenture, including failure to pay principal or interest, the inaccuracy of any representation or warranty of any obligor, failure by an obligor to perform certain covenants, the invalidity or impairment of the Agent’s lien on its collateral under the 3.00%/5.00% Convertible Notes Indenture, the invalidity or impairment of any applicable guarantee, and certain adverse bankruptcy-related and other events. Although the full extent that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown, it does not anticipate that any specified defaults or events of default as set forth in the indenture will occur during the next 12 months.
Upon satisfaction of certain conditions more particularly described in the 3.00%/5.00% Convertible Notes Indenture, including the deposit in trust of cash or securities sufficient to pay the principal of and interest and any premium on the 3.00%/5.00% Convertible Notes, the Company may effect a covenant defeasance of certain of the covenants imposing financial and operating restrictions on the Company’s business. In addition, and subject to certain exceptions as more particularly described in the 3.00%/5.00% Convertible Notes Indenture, the Company may amend, supplement or waive provisions of the 3.00%/5.00% Convertible Notes Indenture with the consent of holders representing a majority in aggregate principal amount of the 3.00%/5.00% Convertible Notes, and may in effect release collateral from the liens securing the 3.00%/5.00% Convertible Notes with the consent of holders representing 66-2/3% in aggregate principal amount of the 3.00%/5.00% Convertible Notes.
Interest on the 3.00%/5.00% Convertible Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, payable quarterly. Interest on the 5.00%/7.00% Convertible Notes continues to accrue at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, payable quarterly. Pursuant to the terms of both the 3.00%/5.00% Convertible Notes Indenture and the Supplemental Indenture, the Company is currently paying interest on both the 3.00%/5.00% Convertible Notes and the 5.00%/7.00% Convertible Notes in kind.
Summarized Parent and Guarantor Financial Information
As discussed above, the 3.00%/5.00% Convertible Notes issued by A.M. Castle and Co. (the "Parent") are unconditionally guaranteed on a joint and several basis by all current and future domestic subsidiaries of the Parent (other than those designated as unrestricted subsidiaries) and the parent’s subsidiaries in Canada and Mexico (collectively, the “Guarantors”). Each guarantor is 100% owned by the Parent.

The guarantees of the Guarantors are subject to release in limited circumstances, only upon the occurrence of certain customary conditions. There are no significant restrictions on the ability of the parent company or any guarantor to obtain funds from its subsidiaries by dividend or loan.
On March 31, 2020, the Company early adopted the guidance of the SEC Final Rule Release No. 33-10762, "Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities" (the "final rule") and has elected to present the summarized financial information of Parent and Guarantors (together, the "Obligors") as of and for the six months ended June 30, 2020 and as of and for the year ended December 31, 2019 (see Note 2 - New Accounting Standards, to the notes to the condensed consolidated financial statements for further information on the final rule).
The summarized financial information of the Obligors after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor follows:

	Obligors
(in millions)	As of and for the Six Months Ended June 30, 2020	As of and for the Year Ended December 31, 2019
Total current assets	$189.2	$192.4
Total non-current assets (1)	133.2	134.4
Total current liabilities	60.8	54.9
Total non-current liabilities (1)	257.9	313.0
Net sales	178.0	453.1
Total costs and expenses	185.7	467.1
Operating loss	7.7	14.0
Net loss	15.8	38.5
(1) Included in non-current assets are $12.1 million and $12.2 million of non-current intercompany receivables due to the Obligors from the Non-Guarantors as of June 30, 2020 and December 31, 2019, respectively. Excluded from non-current liabilities are $7.5 million and $8.6 million of non-current intercompany payables due to the Non-Guarantors from the Obligors as of June 30, 2020 and December 31, 2019, respectively.
Other Credit Facilities
In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of June 30, 2020, the French subsidiary had no borrowings under the local credit facility and had borrowings under the local credit facility of $2.9 million as of December 31, 2019. The Company records borrowings under the local credit facility as short-term borrowings at the Condensed Consolidated Balance Sheets.
On July 20, 2020, the Company's Chinese subsidiary entered into a $3.0 million local banking line of credit with the Bank of Communication Shanghai (the "China Credit Facility"). The China Credit Facility has an initial maturity date of January 20, 2021 and accrues interest at a rate of 3.6% per annum.
Interest expense in the six months ended June 30, 2020 and the six months ended June 30, 2019 was $15.1 million and $19.3 million, respectively, of which $1.4 million and $1.7 million, respectively, was cash interest.
As of June 30, 2020, the Company had $2.5 million of irrevocable letters of credit outstanding.
For additional information regarding the terms of the ABL Credit Agreement, the 3.00%/5.00% Convertible Notes, the 5.00%/7.00% Convertible Notes and the Company's foreign credit facility, refer to Note 6 - Debt to the Notes to the Condensed Consolidated Financial Statements.
Critical Accounting Policies
The preparation of our financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and Executive Vice President, Finance and Administration (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that review and evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Other than the updated risk factor described below, there have been no material changes to the risk factors disclosed under the caption “Risk Factors” in Part I, Item 1A of both the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020 and Form 10-K/A for the fiscal year ended December 31, 2019, filed with the SEC on March 19, 2020, and Part II Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020.
Our business and operations, and the operations of our suppliers and customers, have been, and for an indefinite period of time may continue to be, adversely affected by the recent novel coronavirus (or COVID-19) pandemic.
We may face risks related to the ongoing outbreak of the Novel Coronavirus Disease 2019 (COVID-19), which has been declared a “pandemic” by the World Health Organization and a national public health emergency by governments throughout the world as the disease has spread across the globe and is substantially and materially impacting worldwide economic activity. The full impact of COVID-19 and the associated pandemic is unknown and rapidly evolving. Health epidemics or outbreaks of communicable diseases such as COVID-19 could result in widespread or localized health crises that could adversely affect general commercial activity and the economies and financial markets of many countries or localities in which the Company operates, sells, or purchases good and services. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary course business activities for an indefinite period of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. Directives to “de-densify” worksites, “Shelter in Place,” “Safe at Home,” quarantine or similar orders or mandates that restrict workforce and/or require closures of “non-essential” businesses have been implemented by government authorities to one degree or another starting with China in January 2020 and quickly spreading in the following months through Europe, North America and most locations throughout the world. Such orders or mandates have been lifted in many geographies, but there is a continuing threat that such measures may again be required as the spread of the disease has also accelerated in certain geographies. Although the Company has already been adversely impacted by the COVID-19 pandemic, the situation is very fluid and subject to rapid change; the full extent of the impact that the COVID-19 pandemic may have on the Company's business, operations and financial condition is currently unknown.
While we have fortunately had only a few reported positive cases of COVID-19 among our workforce, and while our branches have as a whole generally remained operational at varying levels of volume, there can be no assurances that we will not have to close any branch or multiple branches for indefinite periods of time due to concerns over the health and well-being of our employees, due to further developments in government directives or due to continued drop in demand from our customers or disruptions from our suppliers. While we have implemented policies and practices to protect our employees at each of our locations, including sanitizing and cleaning protocols, requiring face coverings and other personal protective equipment, social distancing and other behavioral best practices, remote work, staggered and spaced shifts, separating workspaces by distance and/or physical barriers, and suspending non-essential employee travel and visitors to our locations throughout the world, there can be no assurances that these efforts will be successful to prevent a contamination from impacting or potentially closing any of our branches or corporate offices for a time. While each of our operations has prepared and regularly updates customized business continuity and return to work plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, and mitigating the potential impacts of COVID-19 or other similar epidemics, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic, much of which is still entirely uncertain. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could have on our branches, the continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, actions taken to continue operations, and the impact of the pandemic on various business activities in affected countries could adversely affect our financial condition, results of operations and cash flows.
In April 2020, we applied for and received a $10.0 million PPP Loan (see Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Coronavirus (COVID-19) Pandemic). After taking into account, among other things, the disruptions to our business activities caused by the COVID-19 pandemic, our completed Exchange Offer, available, committed primary sources of liquidity, and our lack of access to alternative sources of liquidity, we believed and certified that current economic conditions made this loan request necessary and appropriate to support our ongoing U.S. operations and mitigate potentially significant detriment to our business. Recipients of loans in excess of $2.0 million will be audited and, despite our good-faith belief that given our circumstances we then satisfied and continue to satisfy all eligible requirements for the PPP Loan, the federal government may disagree and determine that we were ineligible to have applied for and received the PPP Loan. In such event, we may be required to repay the PPP Loan in its entirety and could be subject to additional penalties, which could have a material adverse effect on our liquidity and financial condition.
While we have and continue to pursue government relief programs in addition to the PPP loan and the France Term Loan (including tax deferrals, subsidies, loans, etc.) and have and continue to implement a number of temporary and long-term cost-cutting initiatives to align our operations to current customer demand as well as be prepared for any market recovery once this pandemic has passed, including staff reductions, reduction in employee hours and/or salaries, furloughs, temporary layoffs, or a combination of these actions, at each of our locations there can be no assurances that such actions will be sufficient to stave off the economic impacts of the pandemic or that further such actions will not be warranted. We have seen a significant reduction in customer forecasts and orders as a result of the pandemic and there can be no assurances that we will not see further degradation in customer business in the short-term and it is uncertain how quickly customer forecasts and business will improve following this pandemic.
Our principal sources of liquidity are cash provided by operations and proceeds from borrowings under its revolving credit facilities. In the second quarter of 2020, the average receivable days outstanding increased from levels in previous quarters, which the Company believes reflects some slowing in payments from customers due to the financial uncertainties resulting from the COVID-19 pandemic. We also have fewer accounts receivables as of June 30, 2020 as a result of the decrease in demand resulting from the COVID-19 pandemic, which has decreased our borrowing base collateral attributable to accounts receivable under our revolving credit facility and, in the near term, could result in less cash provided by operations. Further decreases in our accounts receivable could result in further reductions in our borrowing base collateral and therefore, the maximum amount we could borrow under our revolving credit facility could decrease accordingly. The decrease in demand has also resulted in an increase in inventory and average days sales in inventory in the second quarter compared to the previous quarter. We are focused on maintaining liquidity by purchasing a sufficient level of inventory to meet customer demand while not carrying excess inventory and lowering overall stock levels throughout the business. However, if we are unable to sufficiently manage our inventory levels and we begin to carry excess inventory, our liquidity could be unfavorably impacted. Conversely, a decrease in our inventory could result in a reduction in our borrowing base collateral attributable to inventory and therefore, the maximum amount we could borrow under our revolving credit facility could decrease accordingly.
The full extent to which COVID-19 impacts our business both in the short-term and long-term will depend on the severity, location and duration of the spread of COVID-19 as well as new outbreaks of COVID-19 which could result as some communities begin to reopen. The extent of the impact will further depend on, among other things, the rate, pace, and effectiveness of the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening, the timing for proven treatments and vaccines for COVID-19, consumer confidence and the rate, pace and effectiveness of the actions undertaken by the leadership and employees of our Company, as well as those of our suppliers, customers and other business partners, to return businesses to pre-pandemic levels.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits
The following exhibits are filed with this Quarterly Report on Form 10-Q or incorporated herein by reference:

Exhibit No.	Description
3.1	Articles of Amendment of A.M. Castle & Co.
10.1	Paycheck Protection Program Term Note, dated April 28, 2020, between A.M. Castle & Co. and PNC Bank, National Association
22.1	List of Issuer and Guarantor Subsidiaries.
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Deficit, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A. M. Castle & Co.
(Registrant)
Date:	August 14, 2020	By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)