Form 10-K
period 2020-12-31
A. M. Castle & Co.
filed 2021-03-04
CIK 18172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,131,690.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No

The number of shares outstanding of the registrant’s common stock on March 3, 2021 was 7,255,144 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference	Applicable Part of Form 10-K
None	N/A

Disclosure Regarding Forward-Looking Statements

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, and the benefits that we expect to achieve from our working capital management initiative. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “predict,” “plan,” “should,” or similar expressions. These statements are not guarantees of performance or results, and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements, including those risk factors identified in Item 1A “Risk Factors” of this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future, to reflect the occurrence of unanticipated events or for any other reason.

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

Company Overview

A.M. Castle & Co. (the “Company”) is a global distributor of specialty metals and supply chain services, principally serving the producer durable equipment, commercial and military aircraft, heavy equipment, industrial goods, and construction equipment sectors of the global economy. Its customer base includes many Fortune 500 companies as well as thousands of medium- and smaller-sized firms spread across a variety of industries. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.

The Company’s corporate headquarters is located in Oak Brook, Illinois. As of December 31, 2020, the Company operates out of 21 service centers located throughout North America (16), Europe (2) and Asia (3). The Company’s service centers hold inventory and process and distribute products to both local and export markets.

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

The Company’s marketing strategy focuses on distributing highly-engineered specialty grades and alloys of metals as well as providing specialized processing services designed to meet very precise specifications. Core products include alloy and stainless steels, nickel alloys, aluminum, titanium, and carbon. Inventories of these products may assume many forms such as plate, sheet, extrusions, round bar, hexagonal bar, square and flat bar, tubing, and coil. Depending on the size of the facility and the nature of the markets it serves, the Company’s service centers are equipped as needed with bar saws, plate saws, oxygen and plasma arc flame cutting machinery, trepanning machinery, boring machinery, honing equipment, water-jet cutting equipment, stress relieving and annealing furnaces, leveling and surface grinding equipment, CNC machinery, and sheet shearing equipment. Various specialized fabrications are also performed for customers internally or through pre-qualified subcontractors that thermally process, turn, polish, cut-to-length, and straighten alloy and carbon bar, among other things.

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

Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization. Orders are primarily filled with materials shipped from Company stock. The materials required to fill the balance of sales are obtained from other sources, such as purchases from other distributors or direct mill shipments to customers. Deliveries are made principally by third party logistics providers using their fleets, some of which display Company-branding. Otherwise, common carrier delivery is used in areas not serviced directly by such third party logistics providers. The Company’s broad network of locations provides same or next-day delivery to most of their markets, and two-day delivery to substantially all of the remaining target markets.

Customers

The Company’s customer base is broadly diversified and therefore, the Company does not have dependence upon any single customer, or a few customers. The customer base includes many Fortune 500 companies as well as thousands of medium- and smaller-sized firms.

Employees

As of December 31, 2020, the Company had 681 full-time employees. Of these full-time employees, 80 were represented by the United Steelworkers of America (“USW”) under collective bargaining agreements. Effective May 15, 2018, we entered into a four-year collective bargaining agreement with the USW, which covers approximately 59 employees at our largest facility in Cleveland, Ohio. Approximately 21 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW that was renegotiated effective September 1, 2020, and expires on March 31, 2024. The Company believes its relationships with its employees and their representative unions are good.

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

Information About Our Executive Officers

The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of March 4, 2021.

Name and Title	Age	Business Experience
Marec E. Edgar President & Chief Executive Officer	45

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

Edward M. Quinn Vice President, Controller & Chief Accounting Officer	49

Mr. Quinn began his employment with the registrant in December 2017 as Vice President, Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Quinn served as Director, Transaction & Regulatory Advisory Services at SolomonEdwardsGroup LLC, a strategic consulting firm, from April 2015 to December 2017. Before that, Mr. Quinn served as a Senior Manager for Deloitte Financial Advisory Services from 2001 to 2015.

Jeremy T. Steele Senior Vice President, General Counsel & Secretary	48

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

Mark D. Zundel Executive Vice President, Global Supply & Aerospace	47

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

Capital Resources

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt instruments.

We have substantial debt service obligations. As of December 31, 2020, we had $238.7 million of total debt outstanding, all of which is secured. The debt outstanding, in order of priority, was comprised of $115.6 million of borrowings under our Revolving Credit and Security Agreement (as amended, the “ABL Credit Agreement”), $98.8 million aggregate principal amount of 3.00% / 5.00% Convertible Senior Secured Paid In Kind (“PIK”) Toggle Notes due 2024 (the “3.00%/5.00% Convertible Notes”), including $0.1 million of restricted 3.00%/5.00% Convertible Notes issued to certain members of management (“MIP Notes”), $4.0 million aggregate principal amount of 5.00% / 7.00% Convertible Senior Secured Paid In Kind (PIK) Toggle Notes due 2022 (the “5.00%/7.00% Convertible Notes”, and together with the 3.00%/5.00% Convertible Notes, the “Convertible Notes”), and short-term borrowings of approximately $3.0 million under a local credit facilities (see Note 2 - Debt). We also have a Paycheck Protection Program Term Note due April 28, 2022, in the amount of $10.0 million (the “PPP Loan”) and our French subsidiary’s term loan in the amount of $7.4 million (the “France Term Loan”). Our debt instruments currently limit our ability to pay in cash the interest accruing on our Convertible Notes, so the amount of Convertible Notes outstanding continues to increase quarterly as interest is paid in kind. The ABL Credit Agreement and the Convertible Notes are secured by collateral security interests in substantially all of our assets and are guaranteed by certain of our subsidiaries.

Our substantial level of indebtedness could have significant effects on our business, including the following:

●	it may be more difficult for us to satisfy our financial obligations;
●	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions, or general corporate purposes may be impaired;
●	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to use for operations and other purposes, including potentially accretive acquisitions;
●	our ability to fund a change of control offer under our debt instruments may be limited;
●	our substantial level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt or could affect our ability to secure favorable contracts with certain customers or suppliers;
●	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

●	our substantial level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

The ABL Credit Agreement provides for $125.0 million senior secured, revolving credit facility (the “Revolving A Credit Facility”) as well as a subordinated $25.0 million Revolving B (Priority) senior secured, revolving credit facility (the “Revolving B (Priority) Credit Facility”), and a subordinated $21.5 million Revolving B senior secured, revolving credit facility (the “Revolving B Credit Facility” and together with the Revolving A Credit Facility and the Revolving B (Priority) Credit Facility, the “Credit Facilities”). We expect to obtain the funds to pay our expenses and to satisfy our debt obligations from our operations and available resources under the Credit Facilities. Our ability to meet our expenses and make these principal and interest payments as they come due, therefore, depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our anticipated revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives which could have an adverse effect on our financial condition or liquidity.

We may not be able to generate sufficient cash to service all of our existing debt service obligations, and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.

Our total debt under our ABL Credit Agreement, the Convertible Notes, including MIP Notes, the PPP Loan, our France Term Loan and our local credit facilities have an aggregate principal amount outstanding of $238.7 million as of December 31, 2020. Our ability to make scheduled payments on or to refinance our debt obligations depends on our future financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Therefore, we may not be able to maintain or realize a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Our debt agreements impose, and future debt agreements may impose, operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

●	incur additional indebtedness, or issue disqualified capital stock;
●	pay dividends, redeem subordinated debt or make other restricted payments;
●	make certain investments or acquisitions;

●	grant or permit certain liens on our assets;
●	enter into certain transactions with affiliates;
●	merge, consolidate or transfer substantially all of our assets;
●	create or permit restrictions on dividends, loans, asset transfers or other distributions to us from certain of our subsidiaries;
●	transfer, sell or acquire assets; and
●	change the business we conduct.

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

COVID-19

Our business and operations, and the operations of our suppliers and customers, have been, and for an indefinite period of time may continue to be, adversely affected by the novel coronavirus (or COVID-19) pandemic, and could be impacted in the future by other pandemics, known or unknown.

We may face risks related to the ongoing outbreak of the Novel Coronavirus Disease 2019 (COVID-19), which was declared a “pandemic” by the World Health Organization and a national public health emergency by governments throughout the world as the disease spread across the globe and continues to substantially and materially impact worldwide economic activity. The continuing impact of COVID-19 and the associated pandemic is unknown and continues to evolve. Health epidemics or outbreaks of communicable diseases such as COVID-19 could result in widespread or localized health crises that could adversely affect general commercial activity and the economies and financial markets of many countries or localities in which the Company operates, sells, or purchases good and services. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may from time to time be prevented or impaired from conducting ordinary course business activities for indefinite periods of time, either at specific branches or on a broader scale, including due to shutdowns necessitated for the health and well-being of our employees, the employees of our business partners, or shutdowns that may be requested or mandated by governmental authorities. Directives to “de-densify” worksites, “Shelter in Place,” “Safe at Home,” quarantine, or similar orders or mandates that restrict workforce and/or require closures of “non-essential” businesses have been implemented by government authorities to one degree or another starting with China in January 2020 and quickly spreading in the following months through Europe, North America and most locations throughout the world. Such orders or mandates have been lifted in many geographies, but there is a continuing threat that such measures may again be required as the original COVID-19 virus, or variants thereof, have continued to spread in certain geographies. While vaccines are now available and being administered in certain geographies, the quantities are limited and are generally reserved at this time for healthcare workers, first responders, long-term care facility staff and residents, people 65 years or older, other individuals with significant health concerns, and essential workers.  Although the Company has already been adversely impacted by the COVID-19 pandemic, the situation is very fluid and subject to rapid change; the full extent of the impact that the COVID-19 pandemic may yet have on the Company's business, operations and financial condition is currently unknown. Future pandemics could have similar, or more severe, impacts to our business and operations.

While our branches have as a whole generally remained operational at varying levels of volume throughout the pandemic, there can be no assurances that from time to time we will not have to close any branch or multiple branches for indefinite periods of time due to concerns over the health and well-being of our employees, due to further developments in government directives or due to continued drop in demand from our customers or disruptions from our suppliers. While we have implemented policies and practices to protect our employees at each of our locations, including sanitizing and cleaning protocols, requiring face coverings and other personal protective equipment, social distancing and other behavioral best practices, remote work arrangements, staggered and spaced work shifts, separating workspaces by distance and/or physical barriers, and suspending non-essential employee travel and visitors to our locations throughout the world, there can be no assurances that these efforts will be successful to prevent a contamination from impacting or potentially closing any of our branches or corporate offices for a time. While each of our operations has prepared and regularly updates customized business continuity and return to work plans to address COVID-19 concerns, in an effort to ensure that we are protecting our employees, continuing to operate our business and service our customers’ needs, and mitigating the potential impacts of COVID-19 or other similar epidemics, there is no guarantee that such plans will anticipate or fully mitigate the various impacts the pandemic, much of which is still entirely uncertain. While vaccines are expected to be more widely available in the coming months, there can be no assurances as to how quickly the vaccines will be made available in sufficient quantities to mitigate the continuing economic effects of the pandemic and there can be no assurances that the vaccines will eradicate COVID-19 and any variants. While it is not possible at this time to estimate the scope and severity of the impact that COVID-19 could yet have on our branches, the continued spread of COVID-19 (including any variants), the measures taken by the governments of countries affected, the availability and efficacy of the COVID-19 vaccinations, actions taken to protect employees, actions taken to continue operations, and the impact of the pandemic on various business activities in affected countries could adversely affect our financial condition, results of operations and cash flows.

In April 2020, we applied for and received a $10.0 million PPP Loan (see Item 8 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of Coronavirus (COVID-19) Pandemic). At that time, after taking into account, among other things, the disruptions to our business activities caused by the COVID-19 pandemic, our completed exchange offer to issue our 3.00%/5.00% Convertible Notes and shares of our common stock in exchange for our 5.00%/7.00% Convertible Notes, our available, committed primary sources of liquidity, and our lack of access to alternative sources of liquidity, we believed and certified that economic conditions at that time made this loan request necessary and appropriate to support our ongoing U.S. operations and mitigate potentially significant detriment to our business. Recipients of loans in excess of $2.0 million will be audited and, despite our good-faith belief that given our circumstances we then satisfied and continue to satisfy all eligible requirements for the PPP Loan as well as all conditions for loan forgiveness. The federal government may disagree and determine that we were ineligible to have applied for and received the PPP Loan and/or ineligible for loan forgiveness either in full and/or in part. In such event, we may be required to repay the PPP Loan in its entirety and could be subject to additional penalties, which could have a material adverse effect on our liquidity and financial condition.

While we have and continue to pursue government relief programs in addition to the PPP loan and the France Term Loan (including tax deferrals, subsidies, loans, etc.) and have and continue to implement a number of temporary and long-term cost-cutting initiatives to align our operations to current customer demand as well as be prepared for any market recovery once this pandemic has passed, including staff reductions, reduction in employee hours and/or salaries, furloughs, temporary layoffs, or a combination of these actions. At each of our locations, there can be no assurances that such actions will be sufficient to stave off the economic impacts of the pandemic or that further such actions will not be warranted. Although we have seen recent improvements, we saw a significant reduction in customer forecasts and orders in 2020 as a result of the pandemic and there can be no assurances that we will not see further degradation in customer business in the short- or long-term and it is uncertain how quickly customer forecasts and business will improve following this pandemic.

Our principal sources of liquidity are cash provided by operations and proceeds from borrowings under the Credit Facilities. Starting in the second quarter of 2020, and continuing into the second half of 2020, the average receivable days outstanding increased from levels in previous quarters, which we believe reflects some slowing in payments from customers due to the financial uncertainties resulting from the COVID-19 pandemic. We also have a lower accounts receivable balance as of December 31, 2020 (as compared to previous years) as a result of the decrease in demand resulting from the COVID-19 pandemic, which has decreased our borrowing base collateral attributable to accounts receivable under our Credit Facilities and, in the near term, could result in less cash provided by operations. Further decreases in our accounts receivable could result in further reductions in our borrowing base collateral and therefore, the maximum amount we could borrow under our Credit Facilities could decrease accordingly. The decrease in demand has also resulted in an increase in inventory and average days sales in inventory in 2021 compared to previous years. We are focused on maintaining liquidity by purchasing a sufficient level of inventory to meet customer demand while not carrying excess inventory and lowering overall stock levels throughout the business. However, if we are unable to sufficiently manage our inventory levels and we begin to carry excess inventory, our liquidity could be unfavorably impacted. Conversely, a decrease in our inventory could result in a reduction in our borrowing base collateral attributable to inventory and therefore, the maximum amount we could borrow under our revolving credit facility could decrease accordingly.

The full extent to which COVID-19 impacts our business both in the short-term and long-term will depend on the continuing severity, location and duration of the spread of COVID-19 (and any variants) as well as resurgent outbreaks of COVID-19 which could result as communities reopen, the short- and long-term efficacy of the vaccines, and the speed at which vaccinations are available and administered. The extent of the impact will further depend on, among other things, the rate, pace, and effectiveness of the actions undertaken by local and world governments and health officials to contain the virus or treat its effects, the nature of government public health guidelines and the public’s adherence to those guidelines, the impact of government economic relief on the US economy, unemployment levels, the success of businesses reopening, the timing for proven treatments and vaccines for COVID-19, consumer confidence and the rate, pace and effectiveness of the actions undertaken by the leadership and employees of our Company, as well as those of our suppliers, customers and other business partners, to return businesses to pre-pandemic levels.

Capitalization

Our public reporting obligations have been suspended, which could have an adverse impact on the market price and liquidity of our common stock and we filed documents with the SEC to terminate registration of our common stock with the SEC.

Effective as of December 29, 2020, we effected a 1-for-10 reverse stock split (the “Reverse Split”), combining each 10 shares of our common stock into one whole share of common stock and paying cash in lieu of any fractional shares that otherwise would have resulted from the Reverse Split.  As the Reverse Split resulted in a reduction in the number of stockholders of record to fewer than 300, on January 6, 2021 we filed with the SEC a Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 on Form 15, deregistering our common stock under the Securities Exchange Act of 1934. As a result of this “going private” transaction, our obligation to file periodic reports and other information with the SEC, including our quarterly and annual reports, has been suspended.

Prior to the Reverse Split and the “going private” transaction, our common stock was traded on the OTCQX® Best Market (the “OTCQX”) under the ticker “CTAM.”  It is anticipated that the trading of our common stock will shift to the OTC Pink Open Market, a centralized electronic quotation service for over-the-counter securities.  OTC Pink is the baseline tier of the OTC Markets and has no financial standards or reporting requirements, and companies in this tier choose the level of information they provide to investors and may have current, limited, or no public disclosure. However, OTC Pink is not a stock exchange, and we do not have the ability to control whether our shares are quoted on OTC Pink. Trading opportunities in OTC Pink will be dependent upon whether any broker-dealers commit to continue making a market for our common stock. Accordingly, we cannot guarantee that our common stock will continue to be quoted on OTC Pink. In addition, any prices at which our shares are quoted on the OTC Pink, if at all, may be more or less than the price of our common stock prior to deregistration. In addition, the spread between the bid and asked prices of our common stock on the OTC Pink may be wider than before deregistration and the liquidity of our shares may be lower. There can be no assurances that there will be any OTC Pink quotations for our common stock or that, if such quotations continue, they will continue for any length of time.  There can be no assurances that any trading market for our common stock, at the OTC or otherwise, will continue.

Even if trading on the OTC Pink continues, the trading of our common stock in the OTC market rather than a national securities exchange may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. Securities traded in the OTC market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

After the deregistration of our common stock and suspension of our duty to file periodic reports and other information with the SEC, information regarding the Company (including our financial results) that has previously been available to the general public and our stockholders will no longer be readily available (subject in all respects to a continuing stockholder’s right, if any, to certain information regarding the Company under Maryland law).  The lack of publicly available information about the Company could result in a reduction of our profile with key stakeholders such as lenders, vendors, customers, investors, and employees.  The limited or absences of any trading market, and the limited or absence of public information about our operations and results of operations, may result in a decline in the price of our common stock and may result in reduced liquidity for our common stock.

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

The lender under our Credit Facilities and/or the holders of our Convertible Notes can require us to repay our debt obligations following a change of control. We may not have sufficient funds to satisfy such cash obligations.

As of December 31, 2020, we had $115.5 million of borrowings under our Credit Facilities and $102.7 million of aggregate principal amount outstanding under the Convertible Notes, including $0.1 million of MIP Notes. Upon the occurrence of a change in control (as defined in the ABL Credit Agreement) or a fundamental change (as defined in the indenture for the Convertible Notes), which in either case includes the acquisition of more than 50% of our outstanding voting power by a person or group, we may be required to repay all borrowings under the Credit Facilities and/or repurchase some or all of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations will be restricted pursuant to covenants contained in the indenture for the Convertible Notes and will be permitted to be paid only in limited circumstances. We may also be limited in our ability to satisfy such cash obligations by applicable law or the terms of other instruments governing our indebtedness. Our inability to make any cash payments that may be required to satisfy the obligations described above would trigger an event of default under the Convertible, which in turn could constitute an event of default under our other outstanding indebtedness, thereby potentially resulting in the acceleration of certain of such indebtedness, the prepayment of which could further restrict our ability to satisfy such cash obligations.

Holders of our Convertible Notes may convert their Convertible Notes into common stock at any time or in connection with a fundamental change. The conversion of our Convertible Notes into common stock will dilute the ownership interest of our existing stockholders.

Pursuant to the terms of the Convertible Notes Indenture, we may elect to settle any election to convert Convertible Notes in cash, common stock or a combination of both, however, our debt instruments currently limit our ability to pay cash in respect of the Convertible Notes. Any issuance by us of our common stock upon conversion of our Convertible Notes will dilute the ownership interest of our existing stockholders. In addition, any such issuance of common stock could have a dilutive effect on our net income per share to the extent that the average stock price during the period is greater than the conversion prices and exercise prices of the Convertible Notes. Furthermore, any sales in the public market of our common stock issuable upon conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock.

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

The provisions of our debt instruments also contain limitations on our ability to enter into change of control transactions. In addition, the repurchase rights in our Convertible Notes triggered by the occurrence of a fundamental change (as defined in the indenture for the Convertible Notes), and the additional shares of our common stock by which the conversion rate is increased in connection with certain fundamental change transactions, as described in the indenture for the Convertible Notes, could discourage a potential acquirer.

Our Business

Our future operating results are impacted by the volatility of the prices and supply of metals, which could cause our results to be adversely affected.

The availability and prices we pay for metal raw materials and the prices we charge for products may fluctuate depending on many factors, including general economic conditions (both domestic and international), competition, production levels, import tariffs, duties, and other trade restrictions, new or ongoing health and safety issues, and currency fluctuations. To the extent metal prices decline, we would generally expect lower sales, pricing and possibly lower operating income. Depending on the timing of the price changes and to the extent we are not able to pass on to our customers any increases in our metal raw materials prices, our operating results may be adversely affected. In addition, because we maintain substantial inventories of metals in order to meet short lead-times and the just-in-time delivery requirements of our customers, a reduction in our selling prices could result in lower profitability or, in some cases, losses, either of which could adversely impact our ability to remain in compliance with certain provisions of our debt instruments, as well as result in us incurring impairment charges.

We service industries that are highly cyclical and impacted by international regulatory concerns, and any downturn in our customers’ industries could reduce our revenue and profitability.

Many of our products are sold to customers in industries that experience significant fluctuations in demand based on economic conditions, energy prices, consumer demand, availability of adequate credit and financing, customer inventory levels, changes in governmental policies and/or regulations and other factors beyond our control, such as acts of war or terrorism, natural disasters or public health issues or pandemics, such as that experienced with the COVID-19 pandemic. As a result of this volatility in the industries we serve, when one or more of our customers’ industries experiences a decline, we may have difficulty increasing or maintaining our level of sales or profitability if we are not able to divert sales of our products to customers in other industries. Historically, we have made a strategic decision to focus sales resources on certain industries, specifically the aerospace, heavy equipment, machine tools and general industrial equipment industries. A downturn in these industries has had, and may in the future continue to have, an adverse effect on our operating results. We are also particularly sensitive to market trends in the manufacturing sectors of the North American economy and the two primary global markets which we serve, aerospace and industrial.

For example, in October 2018 and March of 2019, two commercial aircraft accidents led to the grounding by the Federal Aviation Administration (“FAA”) and other regulatory bodies of the Boeing 737 MAX aircraft. While our overall participation on the 737 MAX program is relatively limited both through direct sales and through our customer base, certain of our aerospace customers have significant content on the aircraft. The continued grounding of the Boeing 737 MAX by the FAA and other regulators, which started in March of 2019, caused deliveries of that aircraft to be extremely limited in fiscal year 2020, and has therefore impacted our customers, in some cases significantly. On November 18, 2020, the FAA approved the Boeing 737 MAX to return to commercial service and in some cases the aircraft resumed flying before the end of 2020, although a widespread return to service is not expected until 2021. Based on information currently available, we believe the missed deliveries resulting from the prolonged grounding of the aircraft will be fulfilled in future periods, although at a slower rate than previously estimated. Because Boeing sources large quantities of metal directly from mills for certain of its programs, including the 737 MAX, there could be impacts on our suppliers and market availability of certain products as a result of excesses or shortages. As stated above, our direct exposure to the 737 MAX is relatively limited, and therefore, we do not expect it to have a significant direct impact on sales demand or pricing of our products in 2021. However, we cannot exclude the possibility that a further prolonged grounding of the Boeing 737 MAX could affect our aerospace end markets more broadly than the specific 737 MAX program, and thus could negatively impact our profitability and/or cash flow.

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

Our business requires materials that are sourced from third party suppliers. If, for any reason, our primary suppliers of metals should curtail or discontinue their delivery of raw materials to us at competitive prices and in a timely manner, our operating results could suffer. Unforeseen disruptions in our supply bases, including those resulting from competition, political instability, acts of war or terrorism, natural disasters, and public health issues or pandemics (such as COVID-19), among other things, could materially impact our ability to deliver products to customers. The sourcing of certain metals may be highly competitive due to limited supplies and availability. The number of available suppliers could be reduced by factors such as industry consolidation and bankruptcies affecting metals producers, or suppliers may be unwilling or unable to meet our demand due to industry supply conditions. If we are unable to obtain sufficient amounts of raw materials from our traditional suppliers, we may not be able to obtain such raw materials from alternative sources at competitive prices to meet our delivery schedules, which could have an adverse impact on our operating results. To the extent we have quoted prices to customers and accepted orders for products prior to purchasing necessary raw materials, or have existing contracts, we may be unable to raise the price of products to cover all or part of the increased cost of the raw materials to our customers.

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

Our ability to use our net operating loss carryforwards (“NOLs”) is limited.

We have incurred substantial losses since 2008. As of December 31, 2020, we had United States (“U.S.”) federal net operating loss carryforwards, or NOLs, of $24.3 million. The U.S. federal NOLs will expire in various years beginning with 2034. These U.S. federal NOLs reflect the attribute reduction for the cancellation of indebtedness resulting from our bankruptcy proceedings in 2017, as well as the write-off of the statutorily limited losses, which the Company will never be able to utilize due to Internal Revenue Code (“IRC”) section 382 limitations. We have determined that an ownership shift of greater than fifty percent occurred in 2015, 2016 and 2017 and as such, a significant portion of the pre-ownership shift NOLs are subject to an annual utilization limitation under IRC section 382 that will act to prevent the Company from utilizing most of its losses against future taxable income. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership that we cannot predict or control that could result in further limitations being placed on our ability to utilize our federal NOLs. In addition, we may not generate future taxable income so that we can use our available NOLs as an offset. As of December 31, 2020, we have a full valuation allowance against our federal and state NOLs that we do not expect to utilize under IRC section 382 as we have concluded, based on all available evidence, that it is more likely than not that we will not utilize these federal and state NOLs prior to their respective expiration.

We operate in international markets, which expose us to a number of risks.

Although a majority of our business activity takes place in the United States, we serve and operate in certain international markets, which exposes us to political, economic and currency related risks, including the following:

●	currency exchange risk;
●	changes in tariffs, duties and taxes;
●	limitations on the repatriation of earnings;
●	restrictions on imports and exports or sources of supply;
●	transportation delays or interruptions;
●	political, social and economic instability and disruptions;
●	acts of terrorism or war, natural disasters and other public health issues or pandemics;
●	potential for adverse change in the local political or social climate or in government policies, laws and regulations; and
●	difficulty in staffing and managing geographically diverse operations and the application of foreign labor regulations.

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

Though we source the majority of our products domestically in the countries in which we operate, we do source some products from international suppliers. The imposition of tariffs or duties on imported metals, other similar measures imposed by the U.S. government, and retaliatory/corresponding measure by other countries, has a pervasive impact on the metals market in which we operate. For example, we may be unable to pass through the higher costs to our customers for the metals we buy internationally, which could adversely impact our competitiveness, financial condition and operating results. Similarly, further decreases in imports could cause a disruption or shortage in the availability of the raw materials that we buy, which could limit our ability to meet customer’s demand or to purchase material at competitive prices. This could cause us to lose sales, incur additional costs, or suffer harm to our reputation, all of which may adversely affect our operating results.

A portion of our workforce is represented by collective bargaining units, which may lead to work stoppages.

As of December 31, 2020, approximately 18% of our U.S. employees were represented by the USW under collective bargaining agreements, including hourly warehouse employees at our distribution centers in Cleveland, Ohio and Hammond, Indiana. As these agreements expire, there can be no assurance that we will succeed in concluding collective bargaining agreements with the USW to replace those that expire. Although we believe that our labor relations have generally been satisfactory, we cannot predict how stable our relationships with the USW will be or whether we will be able to meet the USW requirements without impacting our operating results and financial condition. The USW may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our relationship with the USW could negatively impact the timely processing and shipment of our products, which could strain relationships with customers or suppliers and adversely affect our operating results. Effective May 15, 2018, we entered into a four-year collective bargaining agreement with the USW, which covers approximately 59 employees at our largest facility in Cleveland, Ohio. Approximately 21 employees at our Hammond, Indiana facility are covered by a separate collective bargaining agreement with the USW that was renegotiated effective September 1, 2020 and expires on March 31, 2024.

We rely upon our suppliers as to the specifications of the metals we purchase from them.

We rely on mill or supplier certifications that attest to the physical and chemical specifications of the metals received from our suppliers for resale and generally, consistent with industry practice, do not undertake independent testing of all such metals. Although our primary sources of products have been domestic suppliers, we have and will continue to purchase product from foreign suppliers when we believe it is appropriate. In the event that metal purchased from domestic suppliers is deemed to not meet quality specifications as set forth in the mill or supplier certifications or customer specifications, we generally have recourse against these suppliers for both the cost of the products purchased and possible claims from our customers. However, such recourse will not compensate us for the damage to our reputation that may arise from sub-standard products and possible losses of customers. Moreover, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to products from foreign suppliers that do not meet the specifications set forth in the mill or supplier certifications. In such circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.

Our business could be adversely affected by a disruption to our primary distribution hubs.

Our largest facilities, in Cleveland (Ohio), Hammond (Indiana), and Janesville (Wisconsin) serve as primary distribution centers that ship product to our other facilities as well as external customers. Our business could be adversely impacted by a major disruption at any of these facilities due to unforeseen developments occurring in or around the facility, such as:

●	damage to or inoperability of our warehouse or related systems;
●	a prolonged power or telecommunication failure;
●	a natural disaster, environmental or public health issue or pandemic, or an act of war or terrorism on-site.

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

General Risk Factors

We could be vulnerable to interest rate fluctuations on our indebtedness, which could hurt our operating results.

We are exposed to various interest rate risks that arise in the normal course of business. Market risk arises from changes in interest rates. We currently finance our operations with both fixed rate and variable rate borrowings, and the fair market value of our $149.9 million of fixed rate borrowings outstanding as of December 31, 2020 may be impacted by changes in interest rates. In addition, if in the future interest rates subsequently increase significantly, it could significantly increase the interest expense on our variable rate borrowings which could have an adverse effect on our operating results and liquidity.

Potential environmental legislative and regulatory actions could impose significant costs on the operations of our customers and suppliers, which could have a material adverse impact on our results of operations, financial condition and cash flows.

As a metals distributor, our operations do not emit significant amounts of greenhouse gas (“GHG”). However, the manufacturing processes of many of our suppliers and customers are energy intensive and generate carbon dioxide and other GHG emissions. Any adopted future climate change and GHG legislative or regulatory measures may impose significant costs on the operations of our customers and suppliers and indirectly impact our operations. Until the timing, scope and extent of any future legislation and regulation becomes known, we cannot predict the effect on our results of operations, financial condition and cash flows.

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

ITEM 1B — Unresolved Staff Comments

None.

ITEM 2 — Properties

The Company’s corporate headquarters are located in Oak Brook, Illinois. All properties and equipment are sufficient for the Company’s current level of activities. As of December 31, 2020, distribution centers and sales offices are maintained at each of the following locations, most of which are leased, except as indicated:

	Approximate
	Floor Area in
Locations	Square Feet
North America
Bedford Heights, Ohio	374,400	(1)
Charlotte, North Carolina	116,600	(1)
Chihuahua, Mexico	30,000
Fairless Hills, Pennsylvania	71,600	(1)
Grand Prairie, Texas	78,000	(1)
Hammond, Indiana (H-A Industries)	252,595
Janesville, Wisconsin	208,000
Kennesaw, Georgia	69,100
Mexicali, Mexico	160,220
Mississauga, Ontario	57,000
Paramount, California	155,568
Queretaro, Mexico	32,291
Santa Cantarina, Nuevo Leon, Mexico	97,692
Selkirk, Manitoba	50,000	(1)
Stockton, California	60,000
Wichita, Kansas	120,119
Europe
Tarbes, France	36,705
Montoir de Bretagne, France	38,940
Asia
Chengdu, China	20,796
Shanghai, China	45,700
Singapore	41,000
Sales Offices
Bilbao, Spain	(Intentionally left blank)
Sub-Total	2,116,326

Headquarters
Oak Brook, Illinois	39,361	(2)
GRAND TOTAL	2,155,687
(1)	Represents owned facility.
(2)	The Company’s principal executive office does not include a distribution center.

ITEM 3 — Legal Proceedings

From time to time, the Company is party to a variety of legal proceedings, claims, and inquiries, including proceedings or inquiries by governmental authorities, which arise from the operation of its business. These proceedings, claims, and inquiries are incidental to and occur in the normal course of the Company’s business affairs. The majority of these proceedings, claims, and inquiries relate to commercial disputes with customers, suppliers, and others; employment and employee benefits-related disputes; product quality disputes with vendors and/or customers; and environmental, health and safety claims. Although the outcome of these proceedings is inherently difficult to predict, management believes that the amount of any judgment, settlement or other outcome of these proceedings, claims and inquiries, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

ITEM 4 — Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 28, 2020, the Company filed articles of amendment to effect a reverse stock split of the Company’s outstanding shares of common stock, pursuant to Section 2-309(e) of the Maryland General Corporation Law, whereby each 10 shares of common stock issued and outstanding as of December 29, 2020 was combined into one whole share of common stock. No fractional shares of common stock were issued as a result of the Reverse Split. In lieu of issuing any fractional shares to any stockholder as a result of the Reverse Split, the Company made, to any stockholder that would otherwise hold a fractional share after giving effect to the Reverse Split, a cash payment in an amount equal to $0.70 multiplied by the number of pre-split shares held by such stockholder with respect to which a fractional share would have been issued. Stockholders of record who owned fewer than 10 shares of common stock prior to the Reverse Split were cashed out and are no longer stockholders of the Company.

Prior to the Reverse Split, the Company’s common stock was traded on the OTCQX tier of the OTC Markets Group, Inc. under the symbol “CTAM.”

As permitted by the Exchange Act, following determination by the Company that the number of stockholders of record of the Company’s common stock was fewer than 300, following the Reverse Split on January 6, 2021, the Company consummated a “going private” transaction by filing a Form 15 with the SEC. The Form 15 notified the SEC of the withdrawal of the Company’s common stock from registration under Section 12(g) of the Exchange Act in accordance with Rule 12g-4(a)(1) under the Exchange Act. As a result, the Company’s obligation to file periodic reports, including its quarterly and annual reports, has been suspended. The deregistration is expected to become effective 90 days after filing of the Form 15, which will be after the filing of this Annual Report on Form 10-K.

As of December 31, 2020, there were approximately 101 stockholders of record of our common stock, which excludes stockholders whose shares were held in nominee or street name by brokers.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, for information regarding common stock authorized for issuance under equity compensation plans.

ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information regarding the business and markets of A.M. Castle & Co. and its subsidiaries (the “Company”) is included in Item 1 “Business” of this annual report on Form 10-K. All references to numbers of shares and per share data has been adjusted to reflect the Reverse Stock Split that occurred on December 29, 2020.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data”. The following discussion and analysis of our financial condition and results of operations contain forward-looking statements and includes numerous risks and uncertainties, including those described under Item 1A “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

EXECUTIVE OVERVIEW

Financial Results Summary

The Company’s strategy is to become a leading global provider of specialty metals products and services and supply chain solutions to targeted global industries.

During the year ended December 31, 2020:

●	Net sales decreased by 34.2%, compared to the prior year. The decrease in net sales in the current year was driven by a significant decrease in average tons sold per day, and to a lesser degree a decrease in commodities pricing on the Company’s products.
●	Operating loss was $23.7 million in the year ended December 31, 2020, compared to an operating loss of $10.1 million in the year ended December 31, 2019.
●	Cash flows from operations generated $20.5 million in cash in the year ended December 31, 2020, driven primarily by collections of accounts receivable and improved inventory management, compared to cash flow generated from operations of $10.8 million in the year ended December 31, 2019.
●	Improved gross material margin to 26.9%, compared to a gross material margin of 25.2% (including a non-recurring non-cash inventory charge of $1.3 million) in the prior year. (Gross material margin is a non-U.S. GAAP measure calculated as net sales less cost of materials divided by net sales).

Recent Market and Pricing Trends

As expected, demand and pricing headwinds in the industrial market from the second half of 2019 continued into 2020 and were further worsened by the macroeconomic impacts of the COVID-19 pandemic, resulting in a decrease in volumes and average selling prices for the majority of the Company's core industrial products, namely alloy bar, carbon and alloy flat products, and SBQ bar. In the Company’s other primary market, aerospace, the favorable demand and pricing momentum for aluminum and stainless products experienced in the first quarter of 2020 was rapidly and dramatically reduced by the COVID-19 pandemic, which effectively grounded global air travel.

The current metals pricing environment is challenging as a decrease in demand and availability in supply has led to increased price competition for all of the Company’s core products. In challenging market conditions such as these, the Company has strategically focused on more highly accretive sales, particularly those including higher margin, value added service offerings. Despite macro headwinds in pricing, in the year ended December 31, 2020, the Company achieved gross material margin of 26.9%, compared to a gross material margin of 25.2% (including a non-recurring non-cash inventory charge of $1.3 million) in the prior year. To the extent that the Company can pass through higher material costs to its contractual customers, we expect higher selling prices within the metals market to continue to have an overall favorable impact on the Company’s gross material margin. If higher material costs are not passed through to its contractual customers, the Company fails to avoid an overstocked position relative to the market and restock at lower replacement costs, or if prices begin to decrease within the metals market, the Company’s gross material margin may be adversely impacted.

In many cases, the pricing of its products can have a more significant impact on the Company’s operating results than demand because of the following reasons, among others:

●	Changes in volume resulting from changes in demand typically result in corresponding changes to the Company’s variable costs. However, as pricing changes occur, variable expenses are not directly impacted.
●	If surcharges are not passed through to the customer or are passed through without a mark-up, the Company’s profitability will be adversely impacted.

In total, demand for the Company’s products decreased considerably in 2020, compared to the prior year, driven primarily by the macroeconomic impacts of the COVID-19 pandemic, which worsened already soft industrial end markets and substantially deteriorated global demand for aerospace products. The weakening of demand within the aerospace market is largely attributable to the impact of the COVID-19 pandemic on global air travel and the grounding of the Boeing 737 MAX, for which some of the Company's customers supply content.

Industry data provided by the Metals Service Center Institute (“MSCI”) indicates that overall 2020 U.S. steel service center shipment volumes decreased 11% compared to 2019 levels. According to MSCI data, industry sales volumes of products consistent with the Company’s product mix decreased 12% in 2020 compared to 2019. Of the U.S. steel service center products tracked by the MSCI, shipment volumes for all of the products decreased in 2020 compared to 2019 with carbon bars, stainless steel and aluminum having the most significant decreases.

The demand for the Company’s products may change from time to time based on, among other things, general economic conditions, industry capacity, and the cyclical nature of the industries in which the Company’s customers operate. The pricing environment, leading to increased competitiveness within the market, can also have a significant impact on demand. An increase or decrease in the demand for the Company’s products has a significant impact on the Company’s operating results. When volume increases, the Company’s sales dollars generally increase, which leads to more dollars earned from normal operations. Similarly, a decrease in demand results in lower sales dollars which, once costs and expenses are factored in, leads to less dollars earned from normal operations. Although the lower demand also decreases the cost of materials and operating costs, including warehouse, delivery, selling, general and administrative expenses, the decrease in these costs and expenses is often less than the decrease in sales dollars due to fixed costs, resulting in lower operating margins. Management believes that with the Company’s new global supply organization, which is focused on reducing aged inventories, improving overall stock levels throughout the Company, and providing real-time facilitation of the Company’s branches in selling higher cost inventory, as well as its focus to excel in its highly accretive core product lines to the exclusion of low-margin, working capital intensive opportunities, it is in a better position to react quickly to variability in end-market demand and to manage the impact that demand variability might have on operating margins.

Current Business Outlook

Although there were intermittent signs of recovery in the second half of 2020, the Company experienced significantly lower demand for its products in 2020 as many of the industries the Company serves continue to be impacted economically, some significantly, by the COVID-19 pandemic. The global health crisis caused by the COVID-19 pandemic continues to result in a decline in orders from and shipments to customers compared to pre-pandemic levels, as well as slower-than-normal payments from customers and disruptions at certain of the Company's suppliers. In addition, the pricing environment for the Company's products continues to be extremely competitive with lower average price per ton sold in the year ended December 31, 2020 compared to the prior year. The Company anticipates the recovery in economic activity to pre-pandemic levels will be slower than originally expected as its customers and suppliers struggle to return their own businesses to pre-pandemic levels. The Company expects COVID-19 to continue to have an unfavorable impact on its financial results and business into 2021.

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

Given the expectation that the recovery to pre-pandemic levels may be longer than originally expected, the Company has implemented a long-term, permanently sustainable cost structure that does not rely on temporary cost reduction measures as significantly as during the early stages of the pandemic. The Company believes the permanent cost-cutting measures it implemented not only align the Company with current demand, but also better prepare it for any market recovery once this pandemic has passed. Permanent cost-cutting measures, which are estimated to reduce the Company's operating expenses by approximately $15.0 to $16.0 million on an annualized basis, primarily included staff reductions through layoffs, which were implemented in conjunction with the elimination of most of the temporary cost measures taken previously, including the temporary reduction in employee hours and/or salaries, deferral of periodic salary increases and/or incentive pay, and/or a combination of these actions. In an effort to protect the health and safety of its employees, the Company has adopted face covering requirements, sanitization, social distancing and other behavioral best practices at its locations, including remote work arrangements, reducing the number of people in the Company's branch and corporate locations at any one time, and suspending non-essential employee travel. At the outset of the COVID-19 pandemic, the Company established a COVID-19 response team to closely monitor the local, regional, and national situations that impact the Company's various branches, monitor and advise on COVID-19 exposures and potential exposures within the Company's workspaces, direct and implement health and safety plans and business continuity plans, and establish pandemic-related guidelines and policies to best protect the Castle team and its business, including responsible return-to-work or restart plans. Variables that the Company is taking into consideration as some branches and the Corporate office begin to return to normal operations include local case trends, testing availability, number of employees and the workstation layout, productivity and engagement concerns, the availability and efficacy of vaccinations, and most importantly, guidance and requirements from local, state, and federal government, medical and scientific authorities.

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

The Company qualified under the “alternative size standard” for a forgivable loan under the Paycheck Protection Program (“PPP”) administered by the Small Business Association (SBA) pursuant to the CARES Act. On April 28, 2020, the Company entered into an unsecured PPP loan in the aggregate principal amount of $10.0 million, which is to be used only for payroll expenses, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the "PPP Loan"). After taking into account, among other things, the disruptions to the Company’s business activities caused by the COVID-19 pandemic, the completed exchange offer and consent solicitation (the “Exchange Offer”) to issue its 3.00% / 5.00% Convertible Senior Secured Paid-in-Kind ("PIK") Toggle Notes due 2024 (the “3.00%/5.00% Convertible Notes”) and shares of its common stock in exchange for its 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due 2022 (the “5.00%/7.00% Convertible Notes”), its available, committed primary sources of liquidity, and its lack of access to alternative sources of liquidity, economic conditions at that time made this loan request necessary and appropriate to support the Company’s ongoing U.S. operations and mitigate potentially significant detriment to the Company’s business. Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act passed on June 5, 2020 (the "PPPFA"), the PPP Loan, and interest accrued thereon, is forgivable, partially or in full, subject to certain conditions, including the extent to which the PPP Loan proceeds are used for permissible purposes within the 24 week period following loan disbursement (which period was extended by the PPPFA from the 8 week period originally allowed by the CARES Act). The Company believes it has used the PPP Loan proceeds for permissible purposes only and intends to apply for forgiveness of the full amount of the PPP Loan in accordance with the terms of the PPP, the CARES Act and the PPPFA.

On June 24, 2020, the Company's French subsidiary entered into a €6.0 million term loan (the "France Term Loan"). The France Term Loan, which is fully guaranteed by the French government, is part of a relief program related to the COVID-19 pandemic.  Similar to the PPP Loan, economic conditions resulting from the COVID-19 pandemic made this France Term Loan necessary and appropriate to support the Company’s ongoing  operations in France and mitigate potentially significant detriment to the Company’s business in France. The France Term Loan, which is evidenced by a term note with HSBC Bank, matures on June 24, 2021 and bears no interest.  However, in connection with the government guarantee of the France Term Loan, the Company must pay a commission to the French government of 0.5% per annum of the principal loan balance. Under the terms of the France Term Loan, the Company has the option to extend the maturity of the loan for a period of up to five years.  As of December 31, 2020, the Company has the intent and ability to extend the maturity of the France Term Loan beyond twelve months and has therefore included the entire outstanding principal balance of the France Term Loan in long-term debt at the Consolidated Balance Sheets.

The Company will continue to actively monitor the situation as it relates to the COVID-19 pandemic and may take further actions altering the Company's business operations that we determine are in the best interests of the Company's employees, customers, business partners, suppliers, and shareholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on the Company's business, including the effects on the Company's customers, employees, and prospects, or on the Company's financial results for fiscal 2021 or beyond.

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

Operating Costs and Expenses — Operating costs and expenses primarily consist of:

●	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;
●	Sales expenses, including compensation and employee benefits for sales personnel;
●	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily related to accounting and legal advisory services, bad debt expense, data communication and computer hardware and maintenance;
●	Depreciation for all property, plant and equipment.

Year ended December 31, 2020 compared to the year ended December 31, 2019

The following table sets forth certain statement of operations data in each year indicated:

					Favorable/
	Year Ended December 31,				(Unfavorable)
	2020		2019		Year-over-	Year-over-
		% of Net		% of Net	Year	Year
(Dollar amounts in millions)	$	Sales	$	Sales	$Change	% Change

Net sales	$368.3	100.0%	$559.6	100.0%	$(191.3)	(34.2)%
Cost of materials (exclusive of depreciation)	269.1	73.1%	418.8	74.8%	149.7	35.7%
Operating costs and expenses	122.8	33.3%	150.9	27.0%	28.1	18.6%
Operating loss	$(23.7)	(6.4)%	$(10.1)	(1.8)%	$(13.5)	20.2%

Net Sales

Net sales of $368.3 million in the year ended December 31, 2020 were a decrease of $191.3 million, or 34.2%, compared to $559.6 million in the year ended December 31, 2019. The decrease in net sales in the year ended December 31, 2020 compared to the prior year was driven primarily by the macroeconomic impacts of the COVID-19 pandemic, which worsened already soft industrial end markets and further weakened demand for global aerospace products. The weakening of demand within the aerospace market is largely attributable to the impact of the COVID-19 pandemic on global air travel and the grounding of the Boeing 737 MAX, for which some of the Company's locations have customers that supply content. Tons sold per day for the Company's products decreased by 31.8% in the year ended December 31, 2020, compared to the prior year.

In the year ended December 31, 2020, overall average selling prices of the Company's product mix sold decreased 3.5% compared to the year ended December 31, 2019. The macroeconomic impact of the COVID-19 pandemic has resulted in a decrease in demand and availability of supply, which has led to increased price competition for all of the Company's core products. With the exception of aluminum, nickel and titanium, which had increases in price per ton sold, the price per ton sold decreased for all of the products the Company sells in the year ended December 31, 2020, compared to the year ended December 31, 2019.

The Company expects a long and slow market recovery to pre-pandemic levels. As a result, the Company believes that the unfavorable financial and business impacts of the pandemic that were experienced in the second through fourth quarters of 2020 will continue into 2021 as the Company's customers and suppliers continue to maintain reduced purchasing forecasts and output. In turn, the Company's expects the decrease in demand and availability and increase in competition in the markets that the Company serves to continue into 2021.

Cost of Materials

Cost of materials (exclusive of depreciation) was $269.1 million in the year ended December 31, 2020 compared to $418.8 million in the year ended December 31, 2019. The $149.7 million, or 35.7%, decrease in the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the decrease in net sales volume compared to the prior year.

Cost of materials (exclusive of depreciation) was 73.1% of net sales in the year ended December 31, 2020, compared to 74.8% of net sales in the year ended December 31, 2019. Cost of materials in the year ended December 31, 2019 included a non-recurring non-cash inventory charge of $1.3 million. The Company's focus on selectively pursuing higher margin sales that are more accretive to the business, particularly those including the Company's value added service offerings, resulted in sales of products with higher gross material margins (calculated as net sales less cost of materials divided by net sales) in the year ended December 31, 2020, compared to the year ended December 31, 2019. The Company expects its margins will remain relatively stable in 2021 as its improved inventory management partially offsets the headwinds produced by reduced demand, a downward pricing environment and the unfavorable impacts of the COVID-19 pandemic on the overall global economy.

Operating Costs and Expenses and Operating Loss

Operating costs and expenses in the year ended December 31, 2020 and in the year ended December 31, 2019 were as follows:

			Favorable/ (Unfavorable)
			Year-over-	Year-over-
	Year Ended December 31,		Year	Year
(Dollar amounts in millions)	2020	2019	$Change	% Change
Warehouse, processing and delivery expense	$59.5	$77.6	$18.1	23.3%
Sales, general and administrative expense	52.8	64.6	11.8	18.3%
Depreciation expense	7.9	8.8	0.9	10.2%
Impairment of goodwill	2.7	—	(2.7)	—
Total operating costs and expenses	$122.8	$150.9	$28.1	18.6%

Total operating costs and expenses decreased by $28.1 million to $122.8 million in the year ended December 31, 2020 from $150.9 million in the year ended December 31, 2019:

●	Warehouse, processing and delivery expense decreased by $18.1 million primarily due to lower payroll and benefits costs and lower warehouse and freight costs in the year ended December 31, 2020, compared to the year ended December 31, 2019. The 23.3% decrease was driven by cost cutting measures taken by the Company in response to the COVID-19 pandemic, as well as lower sales volume.
●	Sales, general and administrative expense decreased by $11.8 million primarily due to lower payroll and benefit costs, as well as other reductions in employee expenses and discretionary spending in the year ended December 31, 2020, compared to the year ended December 31, 2019. The 18.3% decrease was driven primarily by the cost cutting measures taken by the Company in response to the COVID-19 pandemic, including staff reductions, reductions in employee work hours and/or salaries, furloughs, temporary layoffs, deferral of periodic salary increases and/or incentive pay, or a combination of these actions. The decreases were partially offset by legal and other direct fees associated with the Exchange Offer, the filing of a registration statement for the registration of additional shares of the Company’s common stock and the Reverse Split of $2.0 million and severance costs of approximately $0.7 million.
●	The Company recorded a non-cash goodwill impairment charge of $2.7 million in the year ended December 31, 2020, reducing the remaining balance of its goodwill to zero as of December 31, 2020.

Operating loss in the year ended December 31, 2020 was $23.7 million, compared to $10.1 million in the year ended December 31, 2019.

Other Income and Expense, Income Taxes and Net Loss

Interest expense, net was $25.5 million in the year ended December 31, 2020, compared to $39.9 million in the year ended December 31, 2019. Interest expense includes the interest cost component of the net periodic benefit cost of the Company’s pension and post-retirement benefits of $4.1 million in the year ended December 31, 2020 and $5.3 million in the year ended December 31, 2019. The decrease in interest expense in year ended December 31, 2020, compared to the prior year is primarily due to the decrease in the Company’s overall debt levels after the exchange of the majority of the outstanding 5.00%/7.00% Convertible Notes for equity and the 3.00%/5.00% Convertible Notes, which also carried a lower interest rate.

The unrealized gain on embedded conversion option of $2.0 million in the year ended December 31, 2020 is the result of the mark-to-market adjustment associated with the bifurcated embedded derivative liability of the Company's 3.00%/5.00% Convertible Notes. As of June 30, 2020, the conversion option qualified for equity classification and the bifurcated derivative liability will no longer need to be accounted for as a separate derivative on a prospective basis from the date of reassessment. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.

Other income, net, was $3.5 million in the year ended December 31, 2020, compared to $6.6 million in the year ended December 31, 2019. Included in other income, net in the year ended December 31, 2020 and December 31, 2019 was net pension benefit of $6.3 million and $6.1 million, respectively. The remaining other income, net for the comparative periods is comprised of foreign currency transaction gains. The Company recorded a foreign currency transaction loss of $2.9 million in the year ended December 31, 2020, compared to a foreign currency transaction gain of $0.5 million in the year ended December 31, 2019.

The Company recorded an income tax benefit of $3.0 million in the year ended December 31, 2020, compared to an income tax benefit of $4.9 million in the year ended December 31, 2019. The Company’s effective tax rate is expressed as income tax expense benefit as a percentage of loss before income taxes. The effective tax rate was 6.9% in the year ended December 31, 2020 and 11.3% in the year ended December 31, 2019. The change in the effective tax rate between periods resulted from changes in the geographic mix and timing of income (losses) and the inability to benefit from current year losses due to valuation allowance positions in the U.S.

Net loss was $40.7 million in the year ended December 31, 2020, compared to $38.5 million in the year ended December 31, 2019. Net loss in the year ended December 31, 2020 includes the non-cash goodwill impairment charge of $2.7 million, partially offset by the unrealized gain on embedded conversion option of $2.0 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash provided by operations and proceeds from borrowings under its Credit Facilities. Given the economic uncertainty and disruptions resulting from the COVID-19 pandemic, the Company will continue to focus on maintaining liquidity to fund its normal operations and appropriately aligning its working capital with the changing economic conditions.

The ongoing duration and severity of the COVID-19 pandemic, as well as the speed of recovery and administration of vaccinations, could have a significant unfavorable impact on the Company's suppliers' ability to deliver products and services and its customers' ability to purchase goods and services and pay their accounts receivable timely, if at all, which could have a significant adverse effect on the Company's operations, financial condition and liquidity. With the benefit of the various government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates, including the PPP Loan received in April 2020 and the France Term Loan received in June 2020, coupled with temporary and long-term cost-cutting initiatives implemented by the Company, the Company expects it will be able to maintain adequate liquidity and working capital to continue its normal operations over the next 12 months. However, given the current uncertain economic conditions, there can be no assurance that the Company will be able to achieve its strategic initiatives or obtain additional funding on favorable terms in the future, which could have a significant adverse effect on its operations, financial condition and liquidity.

Cash and cash equivalents at December 31, 2020 were $22.4 million, with approximately $9.0 million of the Company’s consolidated cash and cash equivalents balance residing in the United States.

Cash and cash equivalents increased (decreased) as follows:

	Year Ended
	December 31,
(Dollar amounts in millions)	2020	2019
Net cash from operating activities	$20.5	$10.8
Net cash used in investing activities	(2.8)	(3.6)
Net cash used in financing activities	(2.4)	(9.6)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.1
Net change in cash and cash equivalents	$16.0	$(2.2)

Working capital, defined as current assets less current liabilities, and the balances of its significant components were as follows:

	December 31,		Working Capital
(Dollar amounts in millions)	2020	2019	Increase (Decrease)
Working capital	$147.5	$173.7	$(26.2)
Cash and cash equivalents	22.4	6.4	16.0
Accounts receivable	42.6	74.7	(32.1)
Inventories	130.1	144.4	(14.3)
Accounts payable	29.0	41.7	(12.7)
Accrued and other current liabilities	3.3	3.5	(0.2)
Accrued payroll and employee benefits	7.8	7.6	0.2

Specific components of the change in working capital (defined as current assets less current liabilities) are highlighted below:

●	A decrease in accounts receivable in the year ended December 31, 2020 resulted in a cash flow source of $32.5 million, compared to a decrease in accounts receivable in the year ended December 31, 2019, which resulted in a $5.1 million cash flow source. The higher accounts receivable balance in the year ended December 31, 2019 is primarily attributable to higher sales in the fourth quarter of 2019, compared to the fourth quarter of the current year. Average receivable days outstanding was 58.2 days in the year ended December 31, 2020, compared to 55.7 days in the year ended December 31, 2019. The Company believes the increase in the average receivable days outstanding in 2020 compared to 2019 reflects some slowing in payments from customers due to the financial impacts resulting from the COVID-19 pandemic. The Company has fewer accounts receivables as of December 31, 2020 as a result of the decrease in demand resulting from the COVID-19 pandemic, which has decreased its borrowing base collateral attributable to accounts receivable under its Credit Facilities and, in the near term, could result in less cash provided by operations. Further decreases in the Company's accounts receivable could result in further reductions in its borrowing base collateral and therefore, the maximum amount it could borrow under its Credit Facilities could continue to decrease accordingly.
●	A decrease in inventory in the year ended December 31, 2020 resulted in a $15.8 million cash flow source, compared to a decrease in inventory in the prior year, which resulted in a $16.3 million cash flow source. Average days sales in inventory increased to 191.1 days in the year ended December 31, 2020, compared to 134.2 days in the year ended December 31, 2019 as a result of a substantial decrease in sales volume in the year ended December 31, 2020, compared to the prior year. The Company is focused on maintaining liquidity by purchasing a sufficient level of inventory to meet customer demand while not carrying excess inventory and lowering overall stock levels throughout the business. However, if the Company is unable to sufficiently manage its inventory levels and it begins to carry excess inventory, its liquidity could be unfavorably impacted. Conversely, a decrease in the Company's inventory could result in a reduction in its borrowing base collateral attributable to inventory and therefore, the maximum amount it could borrow under its Credit Facilities could decrease accordingly.
●	Total accounts payable, accrued payroll and employee benefits, and accrued and other current liabilities provided a cash flow use of $13.1 million in the year ended December 31, 2020, compared to a cash flow use of $6.4 million in the year ended December 31, 2019. Accounts payable days outstanding were 61.2 days in the year ended December 31, 2020, compared to 41.6 days in the year ended December 31, 2019. The improving financial condition of the Company prior to the impact of the COVID-19 pandemic, particularly the completion of the Exchange Offer, had resulted in improved credit terms with certain of its suppliers, including an extension of net payment dates and/or credit limits. Additionally, as the Company continues to align its cash flows in response to the economic impacts and uncertainties caused by the COVID-19 pandemic, it expects some variability in the timing of payments to vendors to continue.

Net cash used in investing activities of $2.8 million and $3.6 million in the year ended December 31, 2020 and December 31, 2019, respectively, was almost entirely the result of cash paid for capital expenditures in each period.

Net cash used in financing activities of $2.4 million in the year ended December 31, 2020 was mainly attributable to payments of debt issuance costs of $3.1 million, payments of the Company’s ABL Credit Agreement, offset by borrowings under the PPP Loan and the France Term Loan. Net cash used in financing activities of $9.6 million in the year ended December 31, 2019 was mainly attributable to repayments of borrowings under the Company’s ABL Credit Agreement as well as repayments of short-term borrowings under the Company’s local credit facilities.

Capital Resources

The Company's various credit arrangements are with well-established, global lenders. The Company does not expect the COVID-19 pandemic will have a significant impact on the ability of these lenders to continue to lend cash to the Company pursuant to the credit arrangements that the Company has with these lenders.

On August 31, 2017, the Company entered into the Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) as lender and as administrative and collateral agent (the “Agent”), and other lenders party thereto (the “Original ABL Credit Agreement”). The Original ABL Credit Agreement provided for a $125.0 million senior secured, revolving credit facility (the “Revolving A Credit Facility”), under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors. On December 10, 2020, the Company entered into an Amendment No. 3 to Revolving Credit and Security Agreement (the “Amendment No. 3”) by and among the Company, the other borrowers and guarantors party thereto and PNC Bank, National Association as the agent and the lenders, which amends the Original ABL Credit Agreement dated as of August 31, 2017 (as amended to date by Amendment No. 1 to Revolving Credit and Security Agreement, dated June 1, 2018, Amendment No. 2 to Revolving Credit and Security Agreement, dated March 27, 2020, and Amendment No. 3, the “ABL Credit Agreement”) to provide for additional borrowing capacity.

Amendment No. 3 provided for an additional $25.0 million Revolving B (Priority) credit facility (the “Revolving B (Priority) Credit Facility”), which is subordinated to the $125.0 million senior secured, revolving credit facility (the “Revolving A Credit Facility”) and senior to the $21.5 million senior secured, revolving credit facility (the “Revolving B Credit Facility”). As part of Amendment No. 3, the Company and PNC also agreed to extend the maturity of the ABL Credit Agreement to February 28, 2023, and to amend the ABL Credit Agreement to (i) reduce the available borrowing capacity under its Revolving B Credit Facility from $25.0 million to $21.5 million and subordinate the payment under the Revolving B Credit Facility to the Revolving B (Priority) Credit Facility, (ii) increase access to available borrowings by reducing the liquidity covenant test threshold from $12.5 million to $8.75 million, and (iii) increase the interest applicable to the Revolving Credit A Facility to LIBOR-base rate plus a margin of 4.0%.

Subject to certain exceptions and permitted encumbrances, the obligations under the ABL Credit Agreement are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain subsidiaries of the Company that are named as guarantors. The proceeds of the advances under the ABL Credit Agreement may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the ABL Credit Agreement, (ii) provide for the Borrowers’ working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of July 10, 2017, by and among the Company, the lenders party thereto, and PNC, and certain other existing indebtedness, and (iv) provide for the Borrowers’ capital expenditure needs, in accordance with the ABL Credit Agreement.

The Company may prepay its obligations under the ABL Credit Agreement at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company’s obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to March 27, 2021, a 0.50% fee shall be due and, for the period from March 28, 2021 through September 27, 2021, a 0.25% fee shall be due, in each case in the amount of such commitment reduction, subject to reduction as set forth in the ABL Credit Agreement. Indebtedness for borrowings under the ABL Credit Agreement is subject to acceleration upon the occurrence of specified defaults or events of default, including (i) failure to pay principal or interest, (ii) the inaccuracy of any representation or warranty of a loan party, (iii) failure by a loan party to perform certain covenants, (iv) defaults under indebtedness owed to third parties, (v) certain liability producing events relating to ERISA, (vi) the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and certain adverse bankruptcy-related and (vii) certain adverse bankruptcy-related and other events.

Interest on indebtedness under the Revolving A Credit Facility accrues at a variable rate based on a grid with the highest interest rate being the applicable LIBOR-based rate plus a margin of 4.0%, as set forth in the ABL Credit Agreement. Interest on indebtedness under the Revolving B (Priority) Credit Facility and the Revolving B Credit Facility accrues at a rate of 15.0% and 12.0% per annum, respectively, which will be paid-in-kind unless the Company elects to pay such interest in cash and the Revolving B (Priority) payment conditions or the Revolving B payment conditions specified in the ABL Credit Agreement are satisfied. Additionally, the Company must pay a monthly facility fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount of the Credit Facility, 0.375% per annum) multiplied by (ii) the amount by which the maximum advance amount of the Credit Facility exceeds such average daily Credit Facility usage for such month.

Under the ABL Credit Agreement, the maximum borrowing capacity of the Revolving A Credit Facility is based on the Company’s borrowing base calculation. As of December 31, 2020, the weighted average advance rates used in the borrowing base calculation are 85.0% on eligible accounts receivable and 68.2% on eligible inventory.

The Company’s ABL Credit Agreement contains certain covenants and restrictions customary to an asset-based revolving loan. Pursuant to the terms of the ABL Credit Agreement, the PPP Loan and the France Term Loan shall be excluded for all purposes from any covenant calculations.

The Company’s ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the ABL Credit Agreement) when the Company’s cash liquidity (as defined in the ABL Credit Agreement) is less than $8.75 million for five consecutive days. The Company was not in a Covenant Testing Period as of and for the year ended December 31, 2020.

Additionally, upon the occurrence and during the continuation of an event of default or upon the failure of the Company to maintain cash liquidity (as defined in the ABL Credit Agreement, inclusive of certain cash balances and the additional unrestricted borrowing capacity shown below) in excess of $8.75 million, the lender has the right to take full dominion of the Company’s cash collections and apply these proceeds to outstanding loans under the ABL Credit Agreement (“Cash Dominion”). Based on the Company’s cash projections, it does not anticipate that Cash Dominion will occur, or that it will be in a Covenant Testing Period during the next 12 months.

On April 28, 2020, the Company entered into the PPP Loan, which provides additional cash to be used for payroll costs, interest on mortgages, rent and utilities. The Company intends to apply for forgiveness of the full amount of the PPP Loan in accordance with the terms of the PPP, the CARES Act and the PPPFA; however, the Company cannot assure at this time that the PPP Loan will be fully forgiven. On June 24, 2020, the Company's French subsidiary entered into the France Term Loan, which is fully guaranteed by the French government, and provides additional capital to support the Company’s ongoing operations in France.

Considerable uncertainty exists with regards to the ultimate duration, severity and ultimate recovery from the impacts of the COVID-19 pandemic as well as the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition. However, with the benefit of the various government-sponsored support programs such as tax deferrals, employment-related subsidies, government-backed loans and other government relief available in the U.S. and in other countries in which it operates, including the PPP Loan received in April 2020 and the France Term Loan received in June 2020, coupled with the temporary and long-term cost-cutting initiatives implemented by the Company, the Company believes that its existing cash balances, together with cash generated from operations and proceeds from its various revolving credit facilities, will be sufficient to fund its normal business operations and service its debt over the next twelve months from the issuance of this report.

The Company’s ability to borrow funds is dependent on its ability to maintain an adequate borrowing base. Accordingly, if the Company does not generate sufficient cash flow from operations to fund its working capital needs and planned capital expenditures, and its availability is depleted, the Company may need to take further actions, such as reducing or delaying capital investments, strategic investments or other actions. The Company believes that its existing cash balances, together with its availability under the ABL Credit Agreement, will be sufficient to fund normal business operations over the next twelve months from the issuance of this report. However, there can be no assurance that the Company will be able to achieve its strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on its operations.

Additional unrestricted borrowing capacity under the Revolving A Credit Facility at December 31, 2020 was as follows (in millions):

Maximum borrowing capacity	$125.0
Collateral reserves	(41.8)
Letters of credit and other reserves	(2.2)
Current maximum borrowing capacity	81.0
Current borrowings	(78.4)
Additional unrestricted borrowing capacity	$2.6

On March 27, 2020, the Company completed the Exchange Offer to issue its the 3.00%/5.00% Convertible Notes and shares of its common stock in exchange for its 5.00%/7.00% Convertible Notes, including any accrued and unpaid interest on the 5.00%/7.00% Convertible Notes as of the date in which the Exchange Offer was completed. Pursuant to the terms of the Exchange Offer, $190.2 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes were tendered and accepted and in exchange, the Company issued $95.1 million in aggregate principal amount of its 3.00%/5.00% Convertible Notes and 7,026 shares of its common stock. An aggregate principal amount of 5.00%/7.00% Convertible Notes in the amount of $3.7 million were not tendered and remained outstanding at the date of Exchange Offer. As a result of the Exchange Offer, the Company reduced the aggregate principal amount of its long-term debt by $94.5 million and expects to reduce its annual interest expense by over $10.0 million.

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

The 3.00%/5.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the conversion price of $4.56 per share (after giving effect to an adjustment triggered by the Reverse Split), which rate is subject to further adjustment as set forth in the 3.00%/5.00% Convertible Notes Indenture. Under the 3.00%/5.00% Convertible Notes Indenture, upon the conversion of the 3.00%/5.00% Convertible Notes in connection with a Fundamental Change (as defined in the 3.00%/5.00% Convertible Notes Indenture), for each $1.00 principal amount of the 3.00%/5.00% Convertible Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price or (b) $1.00 divided by the price paid per share of the Company's common stock in connection with such Fundamental Change calculated in accordance with the 3.00%/5.00% Convertible Notes Indenture, subject to other provisions of the 3.00%/5.00% Convertible Notes Indenture. Subject to certain exceptions, under the 3.00%/5.00% Convertible Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the 3.00%/5.00% Convertible Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.

The 5.00%/7.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at the conversion price of $37.68 per share (after giving effect to an adjustment triggered by the Reverse Split), which rate is subject to further adjustment as set forth in the Supplemental Indenture. Under the Supplemental Indenture, the conversion of the 5.00%/7.00% Convertible Notes in connection with a Fundamental Change (as defined in the Supplemental Indenture) is substantially the same as under the 3.00%/5.00% Convertible Notes Indenture, other than the applicable conversion price.

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

As discussed previously, the 3.00%/5.00% Convertible Notes are convertible at the option of the holder, although the Company, at its own election, may pay and/or deliver, as the case may be, cash, shares of common stock, or a combination thereof. The Company determined that the conversion option is not clearly and closely related to the economic characteristics of the 3.00%/5.00% Convertible Notes, nor does the conversion option meet the own equity scope exception as the Company at that time did not have sufficient authorized and unissued common stock shares to satisfy the maximum number of common stock shares that could be required to be issued upon conversion. The initial value allocated to the derivative liability was $38,962, with a corresponding reduction in the carrying value of the 3.00%/5.00% Convertible Notes.

As a result of the Company's filing articles of amendment to increase the number of shares of common stock authorized, the number of the Company's common stock shares available for issuance upon conversion of the 3.00%/5.00% Convertible Notes is sufficient to allow the conversion option to be share-settled in full. The Company concluded that as of June 30, 2020 the conversion option qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of June 30, 2020, the fair value of the conversion option of $36,952, was classified to equity as additional paid-in capital. There was no tax impact of the reclassification of the conversion option to equity. Any remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.

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

On March 31, 2020, the Company early adopted the guidance of the SEC Final Rule Release No. 33-10762, "Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities" (the "final rule") and has elected to present the summarized financial information of Parent and Guarantors (together, the "Obligors") as of and for the years ended December 31, 2020 and December 31, 2019 (see Note 1 – Basis of Presentation and Significant Accounting Policies, to the notes to the consolidated financial statements for further information on the final rule).

The summarized financial information of the Obligors after elimination of (i) intercompany transactions and balances among the Parent and the Guarantors and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor follows:

	Obligors
	As of and for the	As of and for the
	Year Ended	Year Ended
(in millions)	December 31, 2020	December 31, 2019
Total current assets	$150.8	$192.4
Total non-current assets (1)	125.8	134.4
Total current liabilities	47.9	54.9
Total non-current liabilities (1)	247.9	313.0
Net sales	310.8	453.1
Total costs and expenses	335.5	467.1
Operating loss	24.8	14.0
Net loss	40.7	38.5

(1) Included in non-current assets are $11.5 million and $12.2 million of non-current intercompany receivables due to the Obligors from the Non-Guarantors as of December 31, 2020 and December 31, 2019, respectively. Included in non-current liabilities are $7.8 million and $8.6 million of non-current intercompany payables due to the Non-Guarantors from the Obligors as of December 31, 2020 and December 31, 2019, respectively.

Other Credit Facilities

In July 2017, the Company's French subsidiary entered into a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to 6.5 million Euros, subject to factoring fees and floating Euribor or LIBOR interest rates, plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of December 31, 2020, the French subsidiary had no borrowings under the local credit facility and had borrowings under the local credit facility of $2.9 million as of December 31, 2019. The Company records borrowings under the local credit facility as short-term borrowings at the Consolidated Balance Sheets.

On July 20, 2020, the Company's Chinese subsidiary entered into a 20.0 million yuan (approximately $3.0 million) local banking line of credit with the Bank of Communication Shanghai (the "China Credit Facility"). The China Credit Facility has a maturity date of March 1, 2021 and accrues interest at a rate of 3.6% per annum. As of December 31, 2020, the Chinese subsidiary had borrowings of approximately $3.0 million outstanding under the China Credit Facility.

Interest expense in the year ended December 31, 2020 and the year ended December 31, 2019 was $25.5 million and $39.9 million, respectively, of which $4.7 million and $6.8 million, respectively, was cash interest.

As of December 31, 2020, the Company had $2.2 million of irrevocable letters of credit outstanding.

Capital Expenditures

Cash paid for capital expenditures was $2.9 million in the year ended December 31, 2020 and $4.0 million in the year ended December 31, 2019. Expenditures in 2020 were the result of normal equipment purchases, building improvements, and furniture and fixture upgrades throughout the year. Management believes that capital expenditures will be approximately $3.0 million in 2021.

Pension Funding

The Company’s funding policy on its defined benefit pension plans is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Future funding requirements are dependent upon various factors outside the Company’s control including, but not limited to, fund asset performance and changes in regulatory or accounting requirements. Based upon factors known and considered as of December 31, 2020, including the funding requirements under ERISA, the Company does not anticipate making significant cash contributions to the pension plans in 2021.

The investment target portfolio allocation for the Company-sponsored pension plans and supplemental pension plan focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. Refer to “Retirement Plans” within Critical Accounting Policies and Note 7 – Employee Benefit Plans to the consolidated financial statements for additional details regarding other plan assumptions.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources, that are material to investors.

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

For purposes of assessing whether it is more-likely-than-not that deferred tax assets will be realized, the Company considers the following four sources of taxable income for each tax jurisdiction: (a) future reversals of existing taxable temporary differences, (b) projected future earnings, (c) taxable income in carryback years, to the extent that carrybacks are permitted under the tax laws of the applicable jurisdiction, and (d) tax planning strategies, which represent prudent and feasible actions that a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused. To the extent that evidence about one or more of these sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, other sources need not be considered. Otherwise, evidence about each of the sources of taxable income is considered in arriving at a conclusion about the need for and amount of a valuation allowance. See Note 8 – Income Taxes in the Notes to the Consolidated Financial Statements, for further information about the Company’s valuation allowance assessments.

The Company has incurred significant losses in recent years. The Company’s operations in the United States  and Canada have generated pre-tax losses for the three-year period ended December 31, 2020. The Company has determined that an ownership shift of greater than fifty percent occurred in 2016, 2017 and 2018 and as such, a significant portion of the pre-ownership shift net operating losses in these jurisdictions are subject to an annual utilization limitation under the Internal Revenue Code section 382 that will act to prevent the Company from utilizing most of its losses against future taxable income. As a result of the Company having recorded deferred tax assets in these jurisdictions as December 31, 2020 and December 31, 2019, coupled with the negative evidence of significant cumulative three-year pre-tax losses, the Company has provided a valuation allowance against the full net deferred tax asset balances recorded in Canada and certain of the deferred income tax assets recorded by the United States operations at December 31, 2020.

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

Accumulated and projected benefit obligations are expressed as the present value of future cash payments which are discounted using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year net periodic pension cost; higher discount rates decrease present values and subsequent-year net periodic pension cost. Discount rates used for determining the Company’s projected benefit obligation for its pension plans were 2.10% - 2.30% at December 31, 2020 and 2.99% - 3.11% at December 31, 2019.

The Company’s pension plan asset portfolio as of December 31, 2020 is primarily invested in fixed income securities with a duration of approximately 12 years. The assets generally fall within Level 2 of the fair value hierarchy. In 2020, the pension plan assets realized an investment gain of approximately 12%. The target investment asset allocation for the pension plans’ funds focuses primarily on corporate fixed income securities that match the overall duration and term of the Company’s pension liability structure. There was a funding surplus of 1.0% at December 31, 2020 compared to a funding surplus of less than 0.2% at December 31, 2019.

To determine the expected long-term rate of return on the pension plans’ assets, current and expected asset allocations are considered, as well as historical and expected returns on various categories of plan assets.

The Company used the following weighted average discount rates and expected return on plan assets to determine the net periodic pension cost:

	Year Ended December 31,
	2020	2019
Discount rate	2.99% - 3.11%	4.00% - 4.06%
Expected long-term rate of return on plan assets	5.00%	5.00%

Holding all other assumptions constant, the following table illustrates the sensitivity of changes to the discount rate and long-term rate of return assumptions on the Company’s net periodic pension cost:

Impact on 2021
Expenses -
(Dollar amounts in millions)	Increase (Decrease)
100 basis point decrease in discount rate	$(0.8)
100 basis point increase in discount rate	(1.0)
100 basis point decrease in expected long-term rate of return on plan assets	(1.6)

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

ITEM 8 — Financial Statements and Supplementary Data

(Amounts in thousands, except par value and per share data)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2020	2019
Net sales	$368,253	$559,591
Costs and expenses:
Cost of materials (exclusive of depreciation)	269,126	418,806
Warehouse, processing and delivery expense	59,460	77,567
Sales, general and administrative expense	52,813	64,557
Depreciation expense	7,872	8,759
Impairment of goodwill	2,676	—
Total costs and expenses	391,947	569,689
Operating loss	(23,694)	(10,098)
Interest expense, net	25,477	39,902
Unrealized gain on embedded debt conversion option	(2,010)	—
Other (income)/expense, net	(3,487)	(6,586)
Loss before income taxes	(43,674)	(43,414)
Income tax benefit	(3,014)	(4,899)
Net loss	$(40,660)	$(38,515)

Basic and diluted loss per common share	$(7.27)	$(175.87)

Comprehensive (loss) income:
Net loss	$(40,660)	$(38,515)
Change in unrecognized pension and postretirement benefit costs, net of tax effect of $327 and $732, respectively	(931)	2,082
Foreign currency translation adjustments, net of tax	2,543	(1,108)
Comprehensive loss	$(39,048)	$(37,541)

Per share data has been adjusted to reflect the Reverse Stock Split that occurred on December 29, 2020.

The accompanying notes are an integral part of these statements.

A.M. Castle & Co.

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22,444	$6,433
Accounts receivable, less allowances of $2,128 and $1,766, respectively	42,597	74,697
Inventories	130,093	144,411
Prepaid expenses and other current assets	8,280	9,668
Income tax receivable	—	1,995
Total current assets	203,414	237,204
Goodwill and intangible assets	5,500	8,176
Prepaid pension cost	7,414	5,758
Deferred income taxes	1,435	1,534
Operating right-of-use assets	28,083	29,423
Other noncurrent assets	1,083	792
Property, plant and equipment:
Land	5,580	5,579
Buildings	21,037	20,950
Machinery and equipment	44,537	41,054
Property, plant and equipment, at cost	71,154	67,583
Accumulated depreciation	(28,486)	(20,144)
Property, plant and equipment, net	42,668	47,439
Total assets	$289,597	$330,326
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,039	$41,745
Accrued payroll and employee benefits	7,792	7,648
Accrued and other current liabilities	3,290	3,540
Operating lease liabilities	6,585	6,537
Income tax payable	514	573
Short-term borrowings	3,025	2,888
Current portion of finance leases	676	596
Current portion of long-term debt	5,000	—
Total current liabilities	55,921	63,527
Long-term debt, less current portion	210,430	263,523
Deferred income taxes	755	3,775
Finance leases, less current portion	7,727	8,208
Other noncurrent liabilities	3,397	2,894
Pension and postretirement benefit obligations	7,017	6,709
Noncurrent operating lease liabilities	21,530	22,760
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, $0.01 par value—40,000 Class A shares authorized with 7,408 shares issued and 7,255 shares outstanding at December 31, 2020, and 382 shares issued and 365 shares outstanding at December 31, 2019	74	4
Additional paid-in capital	124,815	61,495
Accumulated deficit	(129,401)	(88,741)
Accumulated other comprehensive loss	(11,762)	(13,374)
Treasury stock, at cost — 153 shares at December 31, 2020 and 17 shares at December 31, 2019	(906)	(454)
Total stockholders’ deficit	(17,180)	(41,070)
Total liabilities and stockholders’ deficit	$289,597	$330,326

The accompanying notes are an integral part of these statements.

A.M. Castle & Co.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(40,660)	$(38,515)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	7,872	8,759
Amortization of deferred financing costs and debt discount	6,206	11,942
Noncash interest paid in kind	10,503	15,912
Unrealized gain on debt conversion liability	(2,010)	—
Impairment of goodwill	2,676	—
Loss on sale of property, plant and equipment	169	256
Unrealized foreign currency loss (gain)	711	(771)
Deferred income taxes	(2,543)	(5,605)
Noncash rent expense	243	247
Noncash compensation expense	798	2,862
Other, net	(528)	—
Changes in assets and liabilities:
Accounts receivable	32,526	5,143
Inventories	15,816	16,286
Prepaid expenses and other current assets	1,449	3,963
Other noncurrent assets	765	(428)
Prepaid pension costs	(2,915)	(1,190)
Accounts payable	(12,928)	(1,014)
Accrued payroll and employee benefits	42	(3,983)
Income tax payable and receivable	1,716	(1,750)
Accrued and other current liabilities	(221)	(1,397)
Postretirement benefit obligations and other noncurrent liabilities	810	107
Net cash from operating activities	20,497	10,824
Investing activities:
Capital expenditures	(2,868)	(4,021)
Proceeds from sale of property, plant and equipment	78	442
Net cash used in investing activities	(2,790)	(3,579)
Financing activities:
Proceeds from (repayments of) short-term borrowings, net	73	(2,461)
Proceeds from long-term debt including credit facilities	27,769	3,500
Repayments of long-term debt including credit facilities	(26,501)	(9,988)
Principal paid on finance leases	(637)	(611)
Payments of debt issue costs	(3,077)	—
Net cash used in financing activities	(2,373)	(9,560)
Effect of exchange rate changes on cash and cash equivalents	677	80
Net change in cash and cash equivalents	16,011	(2,235)
Cash and cash equivalents—beginning of year	6,433	8,668
Cash and cash equivalents—end of year	$22,444	$6,433

See Note 1 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for supplemental cash flow disclosures.

The accompanying notes are an integral part of these statements.

A.M. Castle & Co.

Consolidated Statements of Stockholders’ Deficit

						(Accumulated	Accumulated
					Additional	Deficit)	Other
	Common	Treasury	Common	Treasury	Paid-in	Retained	Comprehensive
	Shares	Shares	Stock	Stock	Capital	Earnings	Loss	Total
Balance at January 1, 2019	380	—	$4	$—	$55,455	$(50,472)	$(14,348)	$(9,361)
Cumulative effect from adoption of the new lease standard (Leases: Topic 842)						246		246
Net loss						(38,515)		(38,515)
Foreign currency translation, net of tax							(1,108)	(1,108)
Change in unrecognized pension and postretirement benefit costs, $732 tax effect							2,082	2,082
Reclassification to equity of interest paid in kind attributable to conversion option, net of $1,086 tax effect (Note 5)					3,547			3,547
Share-based compensation					1,938			1,938
Vesting of restricted shares and other	2	(17)	—	(454)	555			101
Balance at December 31, 2019	382	(17)	$4	$(454)	$61,495	$(88,741)	$(13,374)	$(41,070)
Net loss						(40,660)		(40,660)
Foreign currency translation, net of tax							2,543	2,543
Change in unrecognized pension and postretirement benefit costs, $327 tax effect							(931)	(931)
Reclassification to equity of interest paid in kind attributable to conversion option, net of $281 tax effect (Note 5)					788			788
Reclassification of conversion option to equity, net of $0 tax effect (Note 5)					36,952			36,952
Conversion of debt (Note 2)	7,026		70		25,239			25,309
Share-based compensation					591			591
Vesting of restricted shares and other		(136)	—	(452)	(250)			(702)
Balance at December 31, 2020	7,408	(153)	$74	$(906)	$124,815	$(129,401)	$(11,762)	$(17,180)

The accompanying notes are an integral part of these statements.

A. M. Castle & Co.

Notes to Consolidated Financial Statements

(Amounts in thousands except par value and per share data)

(1) Basis of Presentation and Significant Accounting Policies

Nature of operations — A.M. Castle & Co. and its subsidiaries (the “Company”) is a specialty metals distribution company serving customers on a global basis. The Company has operations in the United States, Canada, Mexico, France, Spain, China and Singapore. The Company provides a broad range of products and value-added processing and supply chain services to a wide array of customers. The Company’s customers are principally within the producer durable equipment, aerospace, heavy industrial equipment, industrial goods, construction equipment, and retail sectors of the global economy. Particular focus is placed on the aerospace and defense, power generation, mining, heavy industrial equipment, and general manufacturing industries, as well as general engineering applications.

The Company’s corporate headquarters is located in Oak Brook, Illinois. The Company has 21 operational service centers located throughout North America (16), Europe (2) and Asia (3).

The Company purchases metals from many producers. Purchases are made in large lots and held in distribution centers until sold, usually in smaller quantities and often with value-added processing services performed. Orders are primarily filled with materials shipped from the Company’s stock. The materials required to fill the balance of sales are obtained from other sources, such as direct mill shipments to customers or purchases from other distributors. Thousands of customers from a wide array of industries are serviced primarily through the Company’s own sales organization.

Reverse Stock Split

On December 28, 2020, the Company filed articles of amendment to effect a reverse split of the Company’s outstanding shares of common stock, pursuant to Section 2-309(e) of the Maryland General Corporation Law, whereby each 10 shares of common stock issued and outstanding as of December 29, 2020 was combined into one whole share of common stock (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Stock Split. In lieu of issuing any fractional shares to any stockholder as a result of the Reverse Stock Split, the Company made, to any stockholder that would otherwise hold a fractional share after giving effect to the Reverse Stock Split, a cash payment in an amount equal to $0.70 multiplied by the number of pre-split shares held by such stockholder with respect to which a fractional share would be issued. Stockholders of record who owned less than 10 shares of common stock prior to the Reverse Split were cashed out and will no longer be stockholders of the Company.

All references to numbers of shares and per share data in these consolidated financial statements and related notes have been retroactively adjusted to account for the Reverse Split for all periods presented.

Basis of presentation — The consolidated financial statements included herein and the notes thereto have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), and accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report contains consolidated financial statements of the Company as of and for the years ended December 31, 2020 and December 31, 2019.

The accompanying consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for a reasonable period of time. The Company’s principal source of liquidity is cash flows from operations and borrowings under its asset-based revolving credit facilities.

Use of estimates — The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of estimation reflected in the consolidated financial statements are accounts receivable allowances, inventory reserves, the valuation of intangible assets, the valuation of deferred income taxes, the fair value of the borrowings under the Company’s Revolving Credit and Security Agreement (as amended, the “ABL Credit Agreement”), the Company’s 3.00% / 5.00% Convertible Senior Secured Paid In Kind (“PIK”) Toggle Notes due 2024 (the “3.00%/5.00% Convertible Notes”), the Company’s 5.00% / 7.00% Convertible Senior Secured Paid In Kind (PIK) Toggle Notes due 2022 (the “5.00%/7.00% Convertible Notes”, and together with the 5.00%/7.00% Convertible Notes, the “Convertible Notes”), and pension and other post-employment benefits.

Revenue recognition — Revenue from the sale of products is recognized when control of the product has transferred to the customer, which is primarily at the time of shipment to the customer. Revenue recognized other than at the time of shipment represented less than 1% of the Company’s consolidated net sales in both the year ended December 31, 2020 and the year ended December 31, 2019. Customer payment terms are established prior to the time of shipment. Provisions for allowances related to sales discounts and rebates are recorded based on terms of the sale in the period that the sale is recorded. Management utilizes historical information and the current sales trends of the business to estimate such provisions. The provisions related to discounts and rebates due to customers are recorded as a reduction within net sales.

Revenue from shipping and handling charges is recorded in net sales. Costs incurred in connection with shipping and handling the Company’s products, which are related to third-party carriers or performed by Company personnel, are included in warehouse, processing and delivery expenses. In the year ended December 31, 2020 and the year ended December 31, 2019, shipping and handling costs included in warehouse, processing and delivery expenses were $19,686 and $23,807, respectively. The Company accounts for shipping and handling activities as fulfillment costs and not a promised good or service.

The Company maintains an allowance for doubtful accounts related to the potential inability of customers to make required payments. The allowance for doubtful accounts is maintained at a level considered appropriate based on historical experience and specific identification of customer receivable balances for which collection is unlikely. The provision for doubtful accounts is recorded in sales, general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Estimates of doubtful accounts are based on historical write-off experience as a percentage of net sales and judgments about the probable effects of economic conditions on certain customers.  The Company increased its allowance for doubtful accounts during the year ended December 31 2020 primarily in response to certain customers that declared bankruptcy due to ongoing financial hardship. The Company continues to consider the economic impact of the novel coronavirus ("COVID-19") pandemic as well as the currently unfavorable economic conditions on the collectability of customer accounts receivable. The Company continues to experience slower than usual payments from customers due to the financial uncertainties resulting from the COVID-19 pandemic and will continue to analyze any financial and commercial impacts of the COVID-19 pandemic, including any adverse impact the COVID-19 pandemic may have on the collectability of customer accounts receivable.

The Company also maintains an allowance for credit memos for estimated credit memos to be issued against current sales. Estimates of allowance for credit memos are based upon the application of a historical issuance lag period to the average credit memos issued each month.

Accounts receivable allowance for doubtful accounts and credit memos activity is presented in the table below:

	December 31,
	2020	2019
Balance, beginning of period	$1,766	$1,364
Add: Provision charged to expense(a)	1,248	472
Recoveries	12	19
Less: Charges against allowance	(898)	(89)
Balance, end of period	$2,128	$1,766
(a)	Includes the net amount of credit memos reserved and issued.

The Company does not incur significant incremental costs when obtaining customer contracts and any costs that are incurred are generally not recoverable from its customers. Substantially all of the Company’s customer contracts are for a duration of less than one year and individual customer purchase orders for contractual customers are fulfilled within one year of the purchase order date. The Company recognizes incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. The Company does not have any costs to obtain a contract that are capitalized.

Information regarding the disaggregation of the Company’s revenue by geographic region can be found at Note 10 — Segment Reporting.

Cost of materials — Cost of materials consists of the costs the Company pays for metals and related inbound and transfer freight charges. It excludes depreciation, which is discussed below.

Operating expenses — Operating costs and expenses primarily consist of:

●	Warehouse, processing and delivery expenses, including occupancy costs, compensation and employee benefits for warehouse personnel, processing, shipping and handling costs;
●	Sales expenses, including compensation and employee benefits for sales personnel;
●	General and administrative expenses, including compensation for executive officers and general management, expenses for professional services primarily attributable to accounting and legal advisory services, bad debt expenses, data communication costs, computer hardware and maintenance expenses and occupancy costs for non-warehouse locations; and
●	Depreciation includes depreciation for all property, plant and equipment.

Cash equivalents — Cash equivalents are highly liquid, short-term investments that have an original maturity of 90 days or less.

Statement of cash flows — Non-cash investing and financing activities and supplemental disclosures of consolidated cash flow information are as follows:

	December 31,
	2020	2019
Non-cash investing and financing activities:
Capital expenditures financed by accounts payable	$31	$27
Reclassification of interest paid in kind to additional paid in capital (Note 5)	788	3,547
Reclassification of debt conversion option from debt to equity, net (Note 5)	36,952	—
Cash paid during the period for:
Interest	4,476	7,075
Income taxes	912	1,647
Cash received during the period for:
Income tax refunds	2,201	952

Inventories — Inventories consist primarily of finished goods. All of the Company’s operations use the average cost method in determining the cost of inventory.

The Company maintains an allowance for excess and obsolete inventory. The excess and obsolete inventory allowance is determined through the specific identification of material, adjusted for expected scrap value to be received, based on previous sales experience.

Excess and obsolete inventory allowance activity is presented in the table below:

	December 31,
	2020	2019
Balance, beginning of period	$4,156	$3,274
Adjustments to provision	194	1,967
Charges against allowance	(463)	(1,085)
Balance, end of period	$3,887	$4,156

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

Leasehold improvements are depreciated over the shorter of their useful lives or the remaining term of the lease. Depreciation is calculated using the straight-line method. Depreciation expense in the years ended December 31, 2020 and 2019 was $7,872 and $8,759, respectively.

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

Goodwill and intangible assets — As December 31, 2019, the Company had recorded goodwill with a carrying value of $2,676, none of which was tax deductible. As a result of the COVID-19 pandemic, which has spread across the globe to many countries in which the Company does business and is impacting worldwide economic activity, the Company has determined that the potential impact on its business, including, but not limited to, a potential decrease in revenue, supply chain disruptions and/or facility closures, represented facts and circumstances indicating that it was likely that its goodwill and indefinite lived trade name could be impaired, and performed interim impairment tests. Based on the results of the Company's interim goodwill impairment test performed in the third quarter of 2020, the Company determined its goodwill was impaired. The Company recorded a non-cash goodwill impairment charge of $2,676 during the year ended December 31, 2020, reducing the remaining balance of its goodwill to zero as of December 31, 2020.

The Company’s intangible asset is comprised of an indefinite-lived trade name, which is not subject to amortization. The gross carrying value of the Company’s trade name intangible asset was $5,500 at both December 31, 2020 and December 31, 2019. The indefinite-lived trade name intangible asset is tested for impairment on an annual basis on December 1 of each year or more frequently if significant events or changes in circumstances occur which may indicate that the carrying amount of the asset may not be recoverable, as measured by comparing carrying value to the estimated future cash flows generated by its use. An impaired asset is recorded at estimated fair value, determined principally using an income-based approach similar to the relief from royalty method used in the initial valuation of the indefinite-lived intangible asset, with the excess amount of carrying value over the fair value representing the amount of the impairment. Assumptions used in the income-based approach including projected revenues and assumed royalty rate, long-term growth and discount rates. The Company recorded no impairment charges related to its indefinite-lived trade name intangible assets in the year ended December 31, 2020 or since the intangible asset was originally recorded.

While the Company considered the impact the COVID-19 pandemic may have on its future cash flows when preparing its interim goodwill and interim and annual intangible asset impairment tests, the full extent of the impact that the COVID-19 pandemic will have on the Company's business, operations and financial condition is currently unknown. The Company will continue to assess its indefinite-lived trade name intangible asset for impairment as events and circumstances change.

Leases — The Company has operating and finance leases covering primarily warehouse and office facilities and equipment, with the lapse of time as the basis for all rental payments. The Company determines if an arrangement is a lease at inception.

Operating right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. In determining the estimated present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, with consideration given to the Company’s recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the Company’s incremental borrowing rates.

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

None of the Company’s lease agreements contain significant residual value guarantees, restrictions, or covenants.

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

During 2020, certain of the Company’s foreign assets remained pledged as collateral for certain borrowings. This continues to result in a taxable income inclusion in the U.S. of the annual earnings generated by its foreign subsidiaries. As a result of the enactment of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (also known as “The Tax Cuts and Jobs Act”) and this pledge of foreign assets, there are no remaining undistributed earnings which have not been subject to U.S. income taxation as of December 31, 2020 on which the Company would need to record any additional U.S. deferred tax liability.

For uncertain tax positions, if any, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. As of December 31, 2020, the Company has no uncertain tax positions for which a tax or interest reserve has been recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits, if any, within income tax expense. Accrued interest and penalties are included within income tax payable in the Consolidated Balance Sheets. As of December 31, 2020, the Company has accrued no interest and penalties associated with unrecognized tax benefits.

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

Loss per share — Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock plus outstanding common stock equivalents. Common stock equivalents consist of restricted stock awards and contingently issuable shares related to the Company’s Convertible Notes, which are included in the calculation of weighted average shares outstanding using the if-converted method. Refer to Note 2 - Debt, for further description of the Convertible Notes.

The following table is a reconciliation of the basic and diluted loss per common share calculations, with shares outstanding adjusted to reflect to effects of the Reverse Split:

	December 31,
	2020	2019
Numerator:
Net loss	$(40,660)	$(38,515)
Denominator:
Weighted average common shares outstanding	5,596	219
Effect of dilutive securities:
Outstanding common stock equivalents	—	—
Denominator for diluted loss per share	5,596	219

Net basic loss per common share	$(7.27)	$(175.87)

Net diluted loss per common share	$(7.27)	$(175.87)
Excluded outstanding share-based awards having an anti-dilutive effect	84	143

The computation of diluted loss per common share does not include common shares issuable upon conversion of the Company’s Convertible Notes, as they were anti-dilutive under the if-converted method.

The 5.00%/7.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at a conversion price of $37.68 per share. The 3.00%/5.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at a conversion price of $4.56 per share. In future periods, absent a fundamental change as described in Note 2 – Debt, the outstanding 5.00%/7.00% Convertible Notes and 3.00%/5.00% Convertible Notes could increase diluted average shares outstanding by a maximum of approximately 21,800 shares.

Concentrations — The Company’s customer base is well diversified and, therefore, the Company does not have dependence upon any single customer or a few customers. No single customer represented more than 5% of the Company’s total net sales in either the year ended December 31, 2020 or the year ended December 31, 2019. Approximately 68% of the Company’s net sales in the year ended December 31, 2020, and 64% in the year ended December 31, 2019, were from locations in the United States.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 amends ASC 740 to simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in the accounting standard under the FASB’s simplification initiative. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, and early adoption is permitted. Upon adoption, the amendments in ASU 2019-12 should be applied on a prospective basis to all periods presented. The Company adopted the new guidance under ASU 2019-12 in the first quarter of 2020 and removed the exception for intraperiod allocations from its interim period tax provision calculation, accordingly.

On March 2, 2020, the SEC issued Final Rule Release No. 33-10762, "Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities" (the “final rule”). The final rule simplifies the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, which currently require separate financial statements for (1) subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met and (2) affiliates that collateralize registered securities offerings if the affiliates’ securities are a substantial portion of the collateral. Under the final rule, alternative financial disclosures or narrative disclosures (referred to collectively as “Alternative Disclosures”) may be provided in lieu of separate financial statements of the guarantors or affiliates. The amendments in the final rule are generally effective for filings on or after January 4, 2021, with early application permitted. The Company has elected to adopt the amendments of the final rule for the quarter ended March 31, 2020 and accordingly, has elected to present the alternative disclosures of the guarantors of its registered securities in Part I Item 7, Management's Discussion and Analysis, of this Form 10-K.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plan.” ASU No. 2018-14 amends Compensation – Retirement Benefits (Topic 715) to add or remove certain disclosure requirements related to defined benefit pension and other postretirement plans. The ASU’s changes to disclosures aim to improve the effectiveness of Topic 715’s disclosure requirements under the FASB’s disclosure framework project. ASU No. 2018-14 is effective for public entities for fiscal years beginning after December 15, 2020. ASU No. 2018-14 does not impact the interim disclosure requirements of Topic 715.

Early adoption is permitted. The Company will adopt the disclosure requirements of this new guidance in its consolidated financial statements in fiscal year 2021.

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

(2) Debt

Long-term debt consisted of the following:

	December 31,
	2020	2019
LONG-TERM DEBT
Floating rate Revolving A Credit Facility due February 28, 2023	78,398	102,000
15.00% Revolving B (Priority) Credit Facility due February 28, 2023(a)	8,073	—
12.00% Revolving B Credit Facility due February 28, 2023(b)	29,081	25,788
3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024(c)	98,788	—
5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022(d)	3,958	193,660
1.00% Paycheck Protection Program Term Note due April 28, 2022	10,000	—
France Term Loan	7,380	—
Less: unvested restricted 3.00% / 5.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2024(e)	(94)	—
Less: unvested restricted 5.00% / 7.00% Convertible Senior Secured PIK Toggle Notes due August 31, 2022(e)	—	(323)
Less: unamortized discount	(19,673)	(57,313)
Less: unamortized debt issuance costs	(481)	(289)
Total long-term debt	$215,430	$263,523
Less: current portion of long-term debt	5,000	—
Total long-term portion	$210,430	$263,523
(a)	Included in balance is interest paid in kind of $73 as of December 31, 2020.
(b)	Included in balance is interest paid in kind of $7,581 as of December 31, 2020 and $4,288 as of December 31, 2019.
(c)	Included in balance is interest paid in kind of $3,653 as of December 31, 2020.
(d)	Included in balance is interest paid in kind of $266 as of December 31, 2020 and $28,991 as of December 31, 2019.
(e)	Represents unvested portion of restricted 3.00%/5.00% Convertible Notes and 5.00%/7.00% Convertible Notes issued to certain members of management (see Note 6 - Share-based compensation).

Credit Facilities

On August 31, 2017, the Company entered into the Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) as lender and as administrative and collateral agent (the “Agent”), and other lenders party thereto (the “Original ABL Credit Agreement”). The Original ABL Credit Agreement provided for a $125,000 senior secured, revolving credit facility under which the Company and four of its subsidiaries each are borrowers (collectively, in such capacity, the “Borrowers”). The obligations of the Borrowers have been guaranteed by the subsidiaries of the Company named therein as guarantors.

On December 10, 2020 the Company entered into Amendment No. 3 to Revolving Credit and Security Agreement (“Amendment No. 3”) by and among the Company, the other borrowers and guarantors party thereto and PNC Bank, National Association as the agent and the lenders, which amends the Original ABL Credit Agreement dated as of August 31, 2017 (as amended to date by Amendment No. 1 to Revolving Credit and Security Agreement, dated June 1, 2018, Amendment No. 2 to Revolving Credit and Security Agreement, dated March 27, 2020, and Amendment No. 3, the “ABL Credit Agreement”) to provide for additional borrowing capacity.

Amendment No. 3 provided for an additional $25,000 Revolving B (Priority) credit facility (the “Revolving B (Priority) Credit Facility”), which is subordinated to the $125,000 senior secured, revolving credit facility (the “Revolving A Credit Facility”) and senior to $21,500 senior secured, revolving credit facility (the “Revolving B Credit Facility”). As part of Amendment No. 3, the Company and PNC also agreed to extend the maturity of the ABL Credit Agreement to February 28, 2023, and to amend the ABL Credit Agreement to (i) reduce the available borrowing capacity under its Revolving B Credit Facility from $25,000 to $21,500 and subordinate the payment under the Revolving B Credit Facility to the Revolving B (Priority) Credit Facility, (ii) increase access to available borrowings by reducing the liquidity covenant test threshold from $12,500 to $8,750, and (iii) increase the interest applicable to the Revolving Credit A Facility to LIBOR-base rate plus a margin of 4.0%.

Subject to certain exceptions and permitted encumbrances, the obligations under the ABL Credit Agreement are secured by a first priority security interest in substantially all of the assets of each of the Borrowers and certain subsidiaries of the Company that are named as guarantors. The proceeds of the advances under the ABL Credit Agreement may only be used to (i) pay certain fees and expenses to the Agent and the lenders under the ABL Credit Agreement, (ii) provide for the Borrowers’ working capital needs and reimburse drawings under letters of credit, (iii) repay the obligations under the Debtor-in-Possession Revolving Credit and Security Agreement dated as of July 10, 2017, by and among the Company, the lenders party thereto, and PNC, and certain other existing indebtedness, and (iv) provide for the Borrowers’ capital expenditure needs, in accordance with the ABL Credit Agreement.

The Company may prepay its obligations under the ABL Credit Agreement at any time without premium or penalty, and must apply the net proceeds of material sales of collateral in prepayment of such obligations. Payments made must be applied to the Company’s obligations under the Revolving A Credit Facility, if any, prior to its obligations under the Revolving B Credit Facility. In connection with an early termination or permanent reduction of the Revolving A Credit Facility prior to March 27, 2021, a 0.50% fee shall be due for the period from March 28, 2021 through September 27, 2021 on the amount of such commitment reduction, subject to reduction as set forth in the ABL Credit Agreement. Indebtedness for borrowings under the ABL Credit Agreement is subject to acceleration upon the occurrence of specified defaults or events of default, including (i) failure to pay principal or interest, (ii) the inaccuracy of any representation or warranty of a loan party, (iii) failure by a loan party to perform certain covenants, (iv) defaults under indebtedness owed to third parties, (v) certain liability producing events relating to ERISA, (vi) the invalidity or impairment of the Agent’s lien on its collateral or of any applicable guarantee, and (vii) certain adverse bankruptcy-related and other events.

Interest on indebtedness under the Revolving A Credit Facility accrues at a variable rate based on a grid with the highest interest rate being the applicable LIBOR-based rate plus a margin of 4.0%, as set forth in the ABL Credit Agreement. Interest on indebtedness under the Revolving B (Priority) Credit Facility and the Revolving

B Credit Facility accrue at a rate of 15.0% and 12.0% per annum, respectively, which will be paid in kind unless the Company elects to pay such interest in cash and the Revolving B (Priority) and Revolving B payment conditions specified in the ABL Credit Agreement are satisfied. Additionally, the Company must pay a monthly Facility Fee equal to the product of (i) 0.25% per annum (or, if the average daily revolving facility usage is less than 50% of the maximum revolving advance amount, 0.375% per annum) multiplied by (ii) the amount by which the maximum revolving advance amount exceeds such average daily revolving facility usage for such month.

The weighted average interest rate on outstanding borrowings under the Revolving A Credit Facility for the year ended December 31, 2020 was 3.75% and the weighted average facility fee for the year was 0.25%. The Company pays certain customary recurring fees with respect to the ABL Credit Agreement. Interest expense related to the Revolving B (Priority) Credit Facility of $73 was paid in kind in the year ended December 31, 2020. Interest expense related to the Revolving B Credit Facility of $3,293 and $2,913 was paid in kind in the years ended December 31, 2020 and December 31, 2019, respectively.

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

The Company’s ABL Credit Agreement contains a springing financial maintenance covenant requiring the Company to maintain a Fixed Charge Coverage Ratio of 1.0 to 1.0 in any Covenant Testing Period (as defined in the ABL Credit Agreement) when the Company’s cash liquidity (as defined in the ABL Credit Agreement) is less than $8,750. The Company was not in a Covenant Testing Period as of and for the year ended December 31, 2020.

Both the Revolving B Credit Facility and the Revolving B (Priority) Credit Facility were made available in part by way of a participation in the Revolving B Credit Facility and the Revolving B (Priority) Credit Facility by stockholders with whom certain members of the Board of Directors are affiliated. Refer to Part III Item 13 – Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

Convertible Senior Secured Notes

On March 27, 2020, the Company completed an exchange offer and consent solicitation (the “Exchange Offer”) to issue its 3.00%/5.00% Convertible Notes and shares of its common stock in exchange for its 5.00%/7.00% Convertible Notes, including any accrued and unpaid interest on the 5.00%/7.00% Convertible Notes as of the date in which the Exchange Offer was completed. Pursuant to the terms of the Exchange Offer, $190,200 in aggregate principal amount of the 5.00%/7.00% Convertible Notes were tendered and accepted and in exchange, the Company issued $95,135 in aggregate principal amount of its 3.00%/5.00% Convertible Notes and 7,026 shares of its common stock. The 3.00%/5.00% Convertible Notes are guaranteed on a senior basis by all current and future domestic subsidiaries (other than those designated as "unrestricted subsidiaries") of the Company (the "Guarantors"). An aggregate principal amount of 5.00%/7.00% Convertible Notes in the amount of $3,693 were not tendered and remained outstanding at the date of Exchange Offer.

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

The 3.00%/5.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at a conversion price of $4.56 per share (after giving effect to an adjustment triggered by the Reverse Split), which rate is subject to further adjustment as set forth in the 3.00%/5.00% Convertible Notes Indenture. Under the 3.00%/5.00% Convertible Notes Indenture, upon the conversion of the 3.00%/5.00% Convertible Notes in connection with a Fundamental Change (as defined in the 3.00%/5.00% Convertible Notes Indenture), for each $1.00 principal amount of the 3.00%/5.00% Convertible Notes, that number of shares of the Company’s common stock issuable upon conversion shall equal the greater of (a) $1.00 divided by the then applicable conversion price or (b) $1.00 divided by the price paid per share of the Company's common stock in connection with such Fundamental Change calculated in accordance with the 3.00%/5.00% Convertible Notes Indenture, subject to other provisions of the 3.00%/5.00% Convertible Notes Indenture. Subject to certain exceptions, under the 3.00%/5.00% Convertible Notes Indenture a “Fundamental Change” includes, but is not limited to, the following: (i) the acquisition of more than 50% of the voting power of the Company’s common equity by a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended; (ii) the consummation of any recapitalization, reclassification, share exchange, consolidation or merger of the Company pursuant to which the Company’s common stock will be converted into cash, securities or other property; (iii) the “Continuing Directors” (as defined in the 3.00%/5.00% Convertible Notes Indenture) cease to constitute at least a majority of the board of directors; and (iv) the approval of any plan or proposal for the liquidation or dissolution of the Company by the Company’s stockholders.

The 5.00%/7.00% Convertible Notes are convertible into shares of the Company’s common stock at any time at a conversion price of $37.68 per share (after giving effect to an adjustment triggered by the Reverse Split), which rate is subject to further adjustment as set forth in the Supplemental Indenture. Under the Supplemental Indenture, the conversion of the 5.00%/7.00% Convertible Notes in connection with a Fundamental Change (as defined in the Supplemental Indenture) is substantially the same as under the 3.00%/5.00% Convertible Notes Indenture, other than the applicable conversion price.

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

As discussed previously, the 3.00%/5.00% Convertible Notes are convertible at the option of the holder, although the Company, at its own election, may pay and/or deliver, as the case may be, cash, shares of common stock or a combination thereof. As of March 27, 2020, the date of the Exchange Offer, the Company determined that the conversion option was not clearly and closely related to the economic characteristics of the 3.00%/5.00% Convertible Notes, nor did the conversion option meet the own equity scope exception as the Company at that time did not have sufficient authorized and unissued common stock shares to satisfy the maximum number of common stock shares that could be required to be issued upon conversion. As a result, the Company concluded that the embedded conversion option must be bifurcated from the 3.00%/5.00% Convertible Notes, separately valued, and accounted for as a derivative liability, which was classified in long term debt and marked to fair value through earnings.

On June 30, 2020, the Company filed articles of amendment to increase the number of shares of common stock authorized (see Note 8 - Stockholders' Equity). As a result of this increase, the number of the Company's common stock shares available for issuance upon conversion of the 3.00%/5.00% Convertible Notes is sufficient to allow the conversion option to be share-settled in full. The Company concluded that as of June 30, 2020 the conversion option qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of June 30, 2020, the fair value of the conversion option of $36,952 was classified to equity as additional paid-in capital. The remaining debt discount that arose at the date of debt issuance from the original bifurcation will continue to be amortized through interest expense.

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

Interest on the 3.00%/5.00% Convertible Notes accrues at the rate of 3.00% per annum if paid in cash and at the rate of 5.00% per annum if paid in kind, payable quarterly beginning with the quarter ending June 30, 2020. Interest on the 5.00%/7.00% Convertible Notes continues to accrue at the rate of 5.00% per annum if paid in cash and at the rate of 7.00% per annum if paid in kind, payable quarterly. Pursuant to the terms of both the 3.00%/5.00% Convertible Notes Indenture and the Supplemental Indenture, the Company is currently paying interest on both the 3.00%/5.00% Convertible Notes and the 5.00%/7.00% Convertible Notes in kind. Interest expense related to the 3.00%/5.00% Convertible Notes of $3,653 was paid in kind in the year ended December 31, 2020.  Interest expense related to the 5.00%/7.00% Convertible Notes of $3,483 and $12,999 was paid in kind in the years ended December 31, 2020 and 2019, respectively.

In addition to certain members of management, certain stockholders and (including stockholders with whom members of the Board of Directors are affiliated) received 3.00%/5.00% Convertible Notes in the Exchange Offer and continue to hold the 3.00%/5.00% Convertible Notes. Refer to Part III Item 13 – Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

The Company determined that the Exchange Offer was considered to be a troubled debt restructuring within the scope of ASC No. 470-60, "Debt-Troubled Debt Restructurings". Accordingly, for the year ended December 31, 2020, the Company has expensed legal and other direct costs incurred in conjunction with the Exchange Offer in the amount of $1,376 in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss and recognized additional legal and other direct costs incurred also in the amount $1,376 as a decrease to additional paid-in capital for the year ended December 31, 2020.

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

Under the terms of the CARES Act and the Paycheck Protection Program Flexibility Act passed on June 5, 2020 (the "PPPFA"), the PPP Loan, and interest accrued thereon, is forgivable, partially or in full, subject to certain conditions, including the extent to which the PPP Loan proceeds are used for permissible purposes within the 24 week period following loan disbursement (which period was extended by the PPPFA from the eight week period originally allowed by the CARES Act). The Company believes it has used the PPP Loan proceeds for permissible purposes only and intends to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP, the CARES Act and the PPPFA. As of December 31, 2020, the Company has

recorded the amount of the PPP Loan due within one year in the current portion of long-term debt and the remainder in long-term debt on the Consolidated Balance Sheets.

On June 24, 2020, the Company's French subsidiary entered into a €6,000 term loan (the "France Term Loan"). The France Term Loan, which is fully guaranteed by the French government, is part of a relief program related to the COVID-19 pandemic.  Similar to the PPP Loan, economic conditions resulting from the COVID-19 pandemic made this France Term Loan necessary and appropriate to support the Company’s ongoing operations in France and mitigate potentially significant detriment to the Company’s business in France. The France Term Loan, which is evidenced by a term note with HSBC Bank, matures on June 24, 2021 and bears no interest. However, in connection with the government guarantee of the France Term Loan, the Company must pay a commission to the French government of 0.5% per annum of the principal loan balance. Under the terms of the France Term Loan, the Company has the option to extend the maturity of the loan for a period of up to five years.  As of December 31, 2020, the Company has the intent and ability to extend the maturity of the France Term Loan beyond twelve months and has therefore included the entire outstanding principal balance of the France Term Loan in long-term debt at the Consolidated Balance Sheets.

Short-term borrowings

On July 20, 2020, the Company's China subsidiary entered into a local banking line of credit of 20.0 million yuan (approximately $3,025) with the Bank of Communication Shanghai (the "China Credit Facility"). The China Credit Facility has a maturity date of March 1, 2021 and accrues interest at a rate of 3.6% per annum. As of December 31, 2020, borrowings under the China Credit Facility of $3,025 were classified as short-term borrowings in the Consolidated Balance Sheets.

The Company’s French subsidiary is party to a local credit facility under which it may borrow against 100% of the eligible accounts receivable factored, with recourse, up to €6,500. The French subsidiary is charged a factoring fee of 0.16% of the gross amount of accounts receivable factored. Local currency borrowings on the French subsidiary’s credit facility are charged interest at the daily 3-months Euribor rate plus a 1.0% margin and U.S dollar borrowings on the credit facility are 3-months LIBOR plus a 1.0% margin. The French subsidiary utilizes the local credit facility to support its operating cash needs. As of December 31, 2020, the French subsidiary had no borrowings under the local credit facility and had borrowings of $2,888 under the local credit facility as of December 31, 2019. The Company records borrowings under the local credit facility as short-term borrowings in the Consolidated Balance Sheets.

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

The Company’s pension plan asset portfolio as of December 31, 2020 and 2019 is primarily invested in fixed income securities, which generally fall within Level 2 of the fair value hierarchy. Fixed income securities in the pension plan asset portfolio are valued based on evaluated prices provided to the trustee by independent pricing services. Such prices may be determined by factors which include, but are not limited to, market quotations, yields, maturities, call features, ratings, institutional size trading in similar groups of securities and developments related to specific securities. Refer to Note 7 - Employee Benefit Plans for pension fair value disclosures.

Fair Value Measurements of Debt

As of December 31, 2020, the fair value of the Company’s 3.00%/5.00% Convertible Notes, including the conversion option, was estimated to be $108,298 compared to a face value of $98,788. As of December 31, 2020, the fair value of the Company’s 5.00%/7.00% Convertible Notes, including the conversion option, was estimated to be $3,728 compared to a face value of $3,958. As of December 31, 2019, the fair value of the Company’s 5.00%/7.00% Convertible Notes, including the conversion option, was estimated to be $136,085 compared to a face of $193,660. The fair value of the 3.00%/5.00% Convertible Notes as of December 31, 2020 and the 5.00%/7.00% Convertible Notes as of December 31, 2019 was determined using a binomial lattice model using assumptions based on market information and historical data, and a review of prices and terms available for similar debt instruments that do not contain a conversion feature, as well as other factors related to the callable nature of the Convertible Notes, which is a Level 3 input as defined by the fair value hierarchy. The fair value of the 5.00%/7.00% Convertible Notes as of December 31, 2020 was estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

The following valuation assumptions were used in determining the fair value of the 3.00%/5.00% Convertible Notes, including the conversion option, at December 31, 2020:

Risk-free interest rate	0.23%
Credit spreads	6.45%
PIK premium spread	2.00%
Volatility	50.00%

As of December 31, 2020, the fair value of the Company’s Revolving B (Priority) Credit Facility was estimated to be $8,376 compared to a face value of $8,073. As of December 31, 2020, the fair value of the Company’s Revolving B Credit Facility was estimated to be $28,423 compared to a face value of $29,081. As of December 31, 2019, the fair value of the Company’s Revolving B Credit Facility was estimated to be $25,082 compared to a face value of $25,788.  Also as of December 31, 2020, the fair value of the Company's PPP Loan was estimated to be $8,901 compared to a face value of $10,000 and the fair value of the Company's France Term Loan was estimated to be $3,592 compared to a face value of $7,380.

The fair value of the Revolving B (Priority) Credit Facility, the Revolving B Credit Facility, the PPP Loan and the France Term Loan were estimated based on a model that discounted future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

Given the nature and the variable interest rates, the fair value of borrowings under the Revolving A Credit Facility and the French subsidiary’s foreign line of credit approximated the carrying value at December 31, 2020.

Fair Value Measurement of Embedded Conversion Feature

On June 30, 2020, the Company filed articles of amendment to increase the number of shares of common stock authorized (see Note 5 - Stockholders' Equity). As a result of this increase, the number the Company's common stock shares available for issuance upon conversion of the 3.00%/5.00% Convertible Notes is sufficient to allow the conversion option to be share-settled in full. The Company concluded that as of June 30, 2020, the conversion option qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. As of June 30, 2020, the fair value of the conversion option of $36,952 was classified to equity as additional paid-in capital. There was no tax impact of the reclassification of the conversion option to equity. The estimated fair value of the derivative liability for the embedded conversion feature of the 3.00%/5.00% Convertible Notes, which falls within Level 3 of the fair value hierarchy, is measured on a recurring basis using a binomial lattice model using the same assumptions as the 3.00%/5.00% Convertible Notes. The following reconciliation represents the change in fair value of the embedded conversion feature of the 3.00%/5.00% Convertible Notes for the year ended December 31, 2020.  Prior to the reclassification of the embedded conversion feature to additional paid-in capital on June 30, 2020, the Company recognized a gain of $2,010 on the mark-to-fair value adjustment on the embedded debt conversion option.

Fair value as of December 31, 2019	$—
Fair value at issuance date	38,962
Mark-to-fair value adjustment on embedded conversion feature	(2,010)
Reclassification of embedded conversion feature to additional paid-in capital	(36,952)
Fair value as of December 31, 2020	$—

(4) Lease Agreements

Lease-related assets and liabilities consisted of the following:

		December 31,
	Classification on the Balance Sheet	2020	2019
ASSETS
Operating lease assets	Operating right-of-use assets	$28,083	$29,423
Finance lease assets	Property, plant and equipment, net	9,525	10,293
Total lease assets		$37,608	$39,716

LIABILITIES
Current
Operating	Operating lease liabilities	$6,585	$6,537
Finance	Current portion of finance leases	676	596
Noncurrent
Operating	Noncurrent operating lease liabilities	21,530	22,760
Finance	Finance leases, less current portion	7,727	8,208
Total liabilities		$36,518	$38,101

	December 31,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	5.1	5.5
Finance leases	9.8	10.9
Weighted average discount rate
Operating leases	5.1%	5.2%
Finance leases	4.7%	4.7%

Lease-related expenses were as follows:

	Year Ended December 31,
	2020	2019
Finance lease expense:
Amortization of finance lease assets	$1,029	$1,046
Interest on finance lease liabilities	405	424
Operating lease expense	8,208	8,551
Variable lease expense	712	612
Short-term lease expense	27	34
Sublease income (1)	(493)	(744)
Total lease expense	$9,888	$9,923
(1)	Relates primarily to one property that was subleased through September 2020.

Lease-related supplemental cash flow information was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(7,940)	$(8,633)
Operating cash for finance leases	(405)	(424)
Financing cash flows for finance leases	(637)	(611)
Right-of-use assets obtained in exhange for lease obligations:
Operating leases	5,092	1,713

Maturities of lease liabilities as of December 31, 2020 are as follows:

Year ending December 31:	Finance Leases	Operating Leases
2021	$1,059	$7,622
2022	1,069	7,602
2023	998	6,207
2024	1,012	3,235
2025	1,032	2,591
Later years	5,333	4,641
Total lease payments	10,503	31,898
Less: imputed interest	(2,100)	(3,783)
Total lease obligations	$8,403	$28,115

(5) Stockholders’ Equity

Exchange Offer

The Company issued 7,026 shares of its common stock on March 27, 2020 in connection with the Exchange Offer (see Note 2 - Debt). The issuance of these shares was recorded using the fair value of the Company's common stock on the date the shares were issued and resulted in an increase in the par value of common stock and additional paid-in capital of $70 and $25,239, respectively. The shares were issued in exchange for 5.00%/7.00% Convertible Notes, and, as such, the Company received no cash proceeds as part of the exchange.

Authorized Shares of Common Stock

On June 30, 2020, the Company's shareholders approved a proposal to amend the Company's charter to authorize an increase in the Company's authorized shares of common stock. Subsequent to this approval, also on June 30, 2020, the Company filed articles of amendment with the Secretary of State of the State of Maryland, which amended its Articles of Amendment and Restatement effective on such date to increase the Company's authorized common stock shares from 200,000 shares of common stock at $0.01 par value per share to 400,000 shares of common stock at $0.01 par value per share. The Company concluded that as of June 30, 2020 the conversion option associated with its 3.00%/5.00% Convertible Notes qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative on a prospective basis from the date of reassessment. On June 30, 2020, the fair value of the conversion option of $36,952 was classified to equity as additional paid-in capital.

The Company has classified the fair value of the conversion option associated with its 3.00%/5.00% Convertible Notes as additional paid-in capital. Similarly, the interest paid-in kind attributable to the fair value conversion option of the 3.00%/5.00% Convertible Notes is classified as additional paid-in capital. Interest paid-in kind attributable to the fair value of the conversion option recognized as additional paid-in capital was $788 in the year ended December 31, 2020, net of the tax impact of $281, and $3,547, net of the tax impact of $1,086, in the year ended December 31, 2019.

Reverse Stock Split

On December 28, 2020, the Company filed articles of amendment to effect a reverse stock split of the Company’s outstanding shares of common stock, pursuant to Section 2-309(e) of the Maryland General Corporation Law, whereby each 10 shares of common stock issued and outstanding as of December 29, 2020 was combined into one whole share of common stock (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split. In lieu of issuing any fractional shares to any stockholder as a result of the Reverse Split, the Company made, to any stockholder that would otherwise hold a fractional share after giving effect to the Reverse Split, a cash payment in an amount equal to $0.70 multiplied by the number of pre-split shares held by such stockholder with respect to which a fractional share would have been issued. Stockholders of record who owned less than 10 shares of common stock prior to the Reverse Split were cashed out and are no longer stockholders of the Company.

Accumulated Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2020	2019
Unrecognized pension and postretirement costs, net of tax	$(8,002)	$(7,071)
Foreign currency translation losses, net of tax	(3,760)	(6,303)
Total accumulated other comprehensive loss, net of tax	$(11,762)	$(13,374)

Changes in accumulated other comprehensive (loss) income by component are as follows:

	Defined Benefit Pension and
	Postretirement Items		Foreign Currency Items		Total
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019	2020	2019
Beginning Balance	$(7,071)	$(9,153)	$(6,303)	$(5,195)	$(13,374)	$(14,348)
Other comprehensive (loss) income before reclassifications, net of tax	(1,030)	1,990	2,543	(1,108)	1,513	882
Amounts reclassified from accumulated other comprehensive loss, net of tax (a)	99	92	—	—	99	92
Net current period other comprehensive (loss) income	(931)	2,082	2,543	(1,108)	1,612	974
Ending Balance	$(8,002)	$(7,071)	$(3,760)	$(6,303)	$(11,762)	$(13,374)
(a)	See reclassifications from accumulated other comprehensive loss table below for details of reclassification from accumulated other comprehensive loss for the years ended December 31, 2020 and December 31, 2019.

Reclassifications from accumulated other comprehensive loss are as follows:

	December 31,
	2020	2019
Unrecognized pension and postretirement benefit items:
Prior service credit	$(2)	$(2)
Actuarial loss	101	94
Total before tax	99	92
Tax effect	—	—
Total reclassifications for the period, net of tax(a)	$99	$92
(a)	The total reclassifications for the period are included in other (income) expense, net.

(6) Share-based Compensation

Provisions governing the Company’s share-based compensation awards are included in the A.M. Castle & Co. 2017 Management Incentive Plan (the “MIP”), which became effective on August 31, 2017. The Board of Directors (the “Board”) or a committee thereof (either, in such capacity, the “Administrator”) administers the MIP. The Administrator has broad authority under the MIP, among other things, to: (i) select participants; (ii) determine the terms and conditions, not inconsistent with the MIP, of any award granted under the MIP; (iii) determine the number of shares of the Company’s common stock to be covered by each award granted under the MIP; and (iv) determine the fair market value of awards granted under the MIP.

Persons eligible to receive awards under the MIP include officers, directors and employees of the Company and its subsidiaries. The types of awards that may be granted under the MIP include, stock options, stock appreciation rights, restricted stock, restricted stock units, restricted Convertible Notes, performance units, performance shares and other forms of cash or share-based awards.

The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the MIP (including shares initially convertible as a result of conversion of Convertible Notes issued pursuant to the MIP) is 395, which number may be increased with the approval of the Company’s shareholders. If any outstanding award granted under the MIP expires or is terminated or canceled without having been exercised or settled in full, or if shares of the Company’s common stock acquired pursuant to an award subject to forfeiture are forfeited, the shares of the Company’s common stock allocable to the terminated portion of such award or such forfeited shares will revert to the MIP and will be available for grant under the MIP as determined by the Administrator, subject to certain restrictions.

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

Restricted Shares

The Board has issued restricted shares of the Company's common stock ("Restricted Shares") and restricted 5.00%/7.00% Convertible Notes (the "Restricted 5.00%/7.00% Convertible Notes") to certain officers of the Company, as well as Restricted Shares to certain members of the Board. On March 27, 2020, in conjunction with the Exchange Offer, the Company issued restricted 3.00%/5.00% Convertible Notes (the "Restricted 3.00%/5.00% Convertible Notes") and Restricted Shares in exchange for all of the outstanding Restricted 5.00%/7.00% Convertible Notes, including any accrued and unpaid interest on the Restricted 5.00%/7.00% Convertible Notes as of the date in which the Exchange Offer was completed (the "Restricted Note Exchange"). Pursuant to the Restricted Note Exchange, $1,613 in aggregate principal amount of the Restricted 5.00%/7.00% Convertible Notes were tendered and accepted and in exchange, the Company issued $793 in aggregate principal amount of Restricted 3.00%/5.00% Convertible Notes and 586 shares of Restricted Shares. As of December 31, 2020, the aggregate principal amount of Restricted 3.00%/5.00% Convertible Notes outstanding was $137 and were convertible into an additional 30 shares of the Company’s common stock.

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

The following table summarizes the activity relating to the Company’s Restricted Shares for the year ended December 31, 2020:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2020	143	$31.30
Granted	59	3.80
Vested	(190)	31.40
Outstanding at December 31, 2020	12	5.60
Expected to vest after December 31, 2020	12	5.60

Performance Share Units

The Board has granted performance share unit awards (“PSUs”) under the MIP to non-executive senior level managers and other select personnel. The PSUs contain a performance-based condition tied to the enterprise value of the Company. Each PSU that vests entitles the participant to receive, at the discretion of the Board, either one share of the Company’s common stock or cash equal to the fair market value of one share of the Company’s common stock. Vesting occurs upon achievement of a defined enterprise value of the Company, with 50% vesting upon achievement of the defined enterprise value between the performance period September 30, 2020 and September 30, 2022, and the remaining 50% vesting upon the achievement of the defined enterprise value as a result of a specified transaction, as defined in the PSU agreement, on or before September 30, 2022.

As of December 31, 2020, there were 75 PSUs outstanding.

Share-Based Compensation Expense

As of December 31, 2020, the unrecognized share-based compensation expense related to unvested Restricted Shares was $39 and the remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years. As discussed in Note 1 - Basis of Presentation and Significant Accounting Policies, the Company has elected to account for forfeitures as they occur.

As of December 31, 2020, the unrecognized compensation expense related to the Restricted 3.00%/5.00% Convertible Notes was $94 and is expected to be recognized over a weighted-average period of approximately 1.7 years. The Company is recognizing this expense on a straight-line basis over the three-year vesting period using the fair value of the Restricted 3.00%/5.00% Convertible Notes at the issue date.

Compensation expense recognized related to the PSUs is based on management’s expectation of future performance compared to the pre-established performance goals. If the performance goals are not expected to be met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of December 31, 2020, no compensation expense was recognized for these awards to date as the threshold for expense recognition for the performance-based condition had not been met.

Total share-based compensation expense was $816 for the year ended December 31, 2020 and $2,862 for the year ended December 31, 2019.

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

Effective January 1, 2017, the Company opened a lump-sum payout option to participants and their surviving spouses eligible to receive postretirement defined benefit pension payments under the Company-sponsored qualified pension plan. Eligible pension plan participants were provided the opportunity to elect to receive a one-time lump-sum payment equal to the actuarial equivalent present value of the participant’s accrued benefit payable at the participant’s normal retirement date. Pension benefit payments paid from pension plan assets under the lump-sum payout options were $2,436 and $3,375 during the years ended December 31, 2020 and December 31, 2019, respectively.

The Company’s funding policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Based upon factors known and considered as of December 31, 2020, including the funding requirements under ERISA, the Company does not anticipate making significant cash contributions to the pension plans in 2021.

Components of net periodic pension plans benefit were as follows:

	Year Ended December 31,
	2020	2019
Service cost	$395	$357
Interest cost	4,019	5,233
Expected return on assets	(6,722)	(6,124)
Amortization of actuarial loss	52	52
Partial curtailment	(306)	—
Net periodic pension plans benefit	$(2,562)	$(482)

The Company expects no amortization of pension prior service cost and amortization of actuarial loss of $52 for the next fiscal year.

The status of the Pension Plans was as follows:

	Year Ended December 31,
	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$157,743	$148,479
Service cost	395	357
Interest cost	4,019	5,233
Benefit payments	(11,970)	(12,380)
Actuarial loss	14,502	16,054
Partial curtailment	(306)	—
Projected benefit obligation at end of period	$164,383	$157,743
Change in plan assets:
Fair value of plan assets at beginning of period	$158,002	$145,065
Actual return on assets	19,618	24,933
Employer contributions	384	384
Benefit payments	(11,970)	(12,380)
Fair value of plan assets at end of period	$166,034	$158,002
Funded status – net asset	$1,651	$259
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension cost	$7,414	$5,758
Accrued liabilities	(390)	(390)
Pension benefit obligations	(5,373)	(5,109)
Net amount recognized	$1,651	$259
Pre-tax components of accumulated other comprehensive loss:
Unrecognized actuarial gain	$9,868	$8,568
Unrecognized prior service cost	204	298
Total	$10,072	$8,866
Accumulated benefit obligation	$164,347	$157,698

For the plans with an accumulated benefit obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $5,762, $5,762 and $0, respectively, at December 31, 2020, and $5,499, $5,499 and $0, respectively, at December 31, 2019.

The assumptions used to measure the projected benefit obligations of the Company’s Pension Plans were as follows:

	Year Ended December 31,
	2020	2019
Discount rate	2.10% - 2.30%	2.99% - 3.11%
Projected annual salary increases	3.00%	3.00%

The assumptions used to determine net periodic pension cost of the Company’s Pension Plans were as follows:

	Year Ended December 31,
	2020	2019
Discount rate	2.99% - 3.11%	4.00% - 4.06%
Expected long-term rate of return on plan assets	5.00%	5.00%

The Company’s expected long-term rate of return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.

For salaried and hourly, non-union participants, the Pension Plans were frozen in July 2008. As a result, the projected benefit obligations or net periodic pension cost are based on the accrued benefit as of that date and the Company has not used a projected annual salary increase assumption. For hourly, union participants, the accrued benefit is based on a multiplier that is pre-defined per the agreement governing the Pension Plans, which includes the accrued benefit for the participant’s vacation pay that is based on the participant’s final hourly rate at retirement. Therefore, the projected benefit obligations or expense for hourly, union participants in the Pension Plans assumes a 3% projected annual salary increase for the year ended December 31, 2020.

The assets of the Company-sponsored qualified pension plan are allocated primarily to fixed income securities at December 31, 2020 and December 31, 2019.

The assets of the Company-sponsored qualified pension plan are managed in accordance with investment policies recommended by its investment advisor and approved by the human resources committee of the board of directors (the “Committee”). The overall target portfolio allocation is 100% fixed income securities. These funds’ conformance with style profiles and performance is monitored regularly by management, with the assistance of the Company’s investment advisor. Adjustments are typically made in the subsequent quarters when investment allocations deviate from the target range. The investment advisor provides quarterly reports to management and the Committee.

In accordance with ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent),” certain of the Company’s investments have been valued using the NAV per share (or its equivalent) practical expedient and are therefore not classified in the fair value hierarchy. The fair value amounts presented in these tables for the Company’s investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan’s benefit obligations and fair value of plan assets above.

The fair values of the assets of the Company-sponsored qualified pension plan fall within the following levels of the fair value hierarchy as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Fixed income securities (a)	$—	$187,636	$—	$187,636
Investments measured at net asset value				7,459
Accounts payable – pending trades				(29,061)
Total				$166,034
(a)	Fixed income securities are comprised of corporate bonds (71%), government bonds (19%), government agency securities (1%) and other fixed income securities (9%).

The fair values of the assets of the Company-sponsored qualified pension plan fall within the following levels of the fair value hierarchy as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Fixed income securities (b)	$8,925	$172,293	$—	$181,218
Investments measured at net asset value				8,662
Accounts payable – pending trades				(31,878)
Total				$158,002
(b)	Fixed income securities are comprised of corporate bonds (72%), government bonds, (17%) government agency securities (1%) and other fixed income securities (10%).

The estimated future pension benefit payments are:

2021	$11,630
2022	10,550
2023	10,180
2024	10,260
2025	10,350
2025 — 2029	47,380

The Company was party to a multi-employer pension plan in Ohio from which it has stated its intention to withdraw. As of December 31, 2020, the total estimated liability to withdraw from the plan is $2,992. The current liability associated with the Company’s withdrawal from the multi-employer pension plan of $240 is included in accrued and other current liabilities in the Consolidated Balance Sheet and the long-term liability of $2,752 is included in other noncurrent liabilities in the Consolidated Balance Sheet.

Postretirement Plan

The Company also provides declining value life insurance to its retirees and a maximum of three years of medical coverage to qualified individuals who retire between the ages of 62 and 65. The Company does not fund these benefits in advance, and uses a December 31 measurement date.

Components of net periodic postretirement plan benefit were as follows:

	Year Ended December 31,
	2020	2019
Service cost	$52	$67
Interest cost	40	56
Amortization of prior service credit	(2)	(2)
Amortization of actuarial loss	49	42
Net periodic postretirement plan cost	$139	$163

The Company expects amortization of prior service credit of $2 and amortization of actuarial loss of $54 the next fiscal year.

The status of the postretirement plan was as follows:

	Year Ended December 31,
	2020	2019
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligation at beginning of period	$1,760	$1,627
Service cost	52	67
Interest cost	40	56
Benefit payments	(38)	(22)
Actuarial loss	100	32
Accumulated postretirement benefit obligation at end of period	$1,914	$1,760
Funded status – net liability	$(1,914)	$(1,760)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities	$(270)	$(160)
Postretirement benefit obligations	(1,644)	(1,600)
Net amount recognized	$(1,914)	$(1,760)
Pre-tax components of accumulated other comprehensive loss:
Unrecognized prior service cost	$(13)	$(15)
Unrecognized actuarial loss	599	548
Total	$586	$533

The assumed health care cost trend rates for medical plans were as follows:

	Year Ended December 31,
	2020	2019
Medical cost trend rate	7.00%	6.75%
Ultimate medical cost trend rate	4.50%	4.50%
Year ultimate medical cost trend rate will be reached	2031	2030

A 1% increase in the health care cost trend rate assumptions would have increased the accumulated postretirement benefit obligation as of December 31, 2020 by $55 with no significant impact on the annual periodic postretirement benefit cost. A 1% decrease in the health care cost trend rate assumptions would have decreased the accumulated postretirement benefit obligation as of December 31, 2020 by $51 with no significant impact on the annual periodic postretirement benefit cost.

The weighted average discount rate used to determine the net periodic postretirement benefit costs and the accumulated postretirement benefit obligations were as follows:

	Year Ended December 31,
	2020	2019
Net periodic postretirement benefit costs	2.92%	3.90%
Accumulated postretirement benefit obligations	2.11%	2.92%

Retirement Savings Plans

The Company’s retirement savings plan for U.S. employees includes features under Section 401(k) of the Internal Revenue Code. The Company provides a 401(k) matching contribution of 100% of each dollar on eligible employee contributions up to the first 3% of the employee’s pre-tax compensation, and an additional 50% of each dollar on eligible employee contributions up to the next 2% of the employee’s pre-tax compensation. Each year, in addition to the employer matching contribution, the Company’s Chief Executive

Officer may approve a discretionary Company contribution up to 4% of eligible employee’s annual pre-tax compensation. The discretionary contribution is provided as an identical percentage of each employee’s annual pre-tax compensation, regardless of their individual contributions to the 401(k) program. Company contributions cliff vest after two years of employment. There was no discretionary contribution made in the years ended December 31, 2020 and 2019.

The amounts expensed by the Company relating to its 401(k) plan and other international retirement plans were $1,468 for the year ended December 31, 2020 and $1,672 for the year ended December 31, 2019.

(8) Income Taxes

The components of (loss) income before income taxes were as follows:

	Year Ended December 31,
	2020	2019
Domestic	$(42,878)	$(49,024)
Foreign	(796)	5,610

The income taxes benefit consisted of the following components:

	Year Ended December 31,
	2020	2019
Federal
current	$(1,134)	$(99)
deferred	(2,008)	(4,834)
State
current	—	(116)
deferred	(561)	(1,189)
Foreign
current	802	1,307
deferred	(113)	32
	$(3,014)	$(4,899)

The items accounting for differences between the income tax benefit computed at the federal statutory rate and the provision for income taxes were as follows:

	Year Ended December 31,
	2020	2019
Federal income tax at statutory rates	$(9,136)	$(9,117)
State income taxes, net of federal income tax benefits	(2,125)	(2,249)
Permanent items:
Foreign inclusions	45	1,104
Other permanent differences	673	585
Rate differential on foreign income	(67)	262
Valuation allowance	5,960	3,667
Provision to return adjustments	2,005	182
Impact of CARES Act	(1,134)	—
Other	765	667
Income tax benefit	$(3,014)	$(4,899)
Effective income tax benefit rate	6.9%	11.3%

The Company’s U.S. federal corporate income tax statutory rate is 21%.

On March 27, 2020, the CARES Act was signed into law, which features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic. The significant tax provisions include an increase in the limitation of the tax deduction for interest expense from 30% to 50% of adjusted earnings in 2019 and 2020, a five-year carryback allowance for net operating losses ("NOLs") generated in tax years 2018-2020, increased charitable contribution limitations to 25% of taxable income in 2020, and a retroactive technical correction to the 2017 Tax Cuts and Jobs Act that makes qualified improvement property placed in service after December 31, 2017 eligible for bonus depreciation. The Company has recorded a $1,134 million income tax benefit related to the NOL carryback provisions of the CARES Act for the year ended December 31, 2020.

As a U.S. shareholder, the Company is subject to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. For the year ended December 31, 2020, the Company had no tax expense related to GILTI.

A deferred tax asset of $281 at December 31, 2020 and $1,086 at December 31, 2019 associated with the temporary difference between the financial reporting basis and tax basis of the Convertible Notes’ conversion feature at each balance sheet date was reclassified from a liability to additional paid-in capital on December 31, 2020 and December 31, 2019, respectively (see Note 5 - Stockholders’ Equity).

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Pension and postretirement benefits	$855	$1,208
Deferred compensation	446	973
Restructuring related and other reserves	—	6
Operating lease liabilities	7,706	10,314
Alternative minimum tax and net operating loss carryforward	27,458	19,529
Inventory	3,831	4,161
Intangible assets and goodwill	4,217	4,744
Other, net	2,764	1,741
Deferred tax assets before valuation allowance	47,277	42,676
Valuation allowance	(30,165)	(14,344)
Total deferred tax assets	$17,112	$28,332
Deferred tax liabilities:
Depreciation	$3,674	$4,394
Operating right-of-use asset	7,664	10,300
Excess of book basis over tax basis in investments	312	318
Convertible debt discount	4,604	15,140
Other, net	178	421
Total deferred tax liabilities	16,432	30,573
Net deferred tax liabilities	$680	$(2,241)

As of December 31, 2020, the Company had $24,306 of federal NOL carryforwards, of which $22,391 carry forward for an indefinite period. The remaining $1,915 of federal NOL carryforwards are limited by IRC Section 382 due to the ownership change in 2017 resulting from the Company’s restructuring through its chapter 11 cases. As of December 31, 2020, the Company had $47,174 of state NOL carryforwards which will begin expiring in 2022. As of December 31, 2020, the Company had $35,406 of foreign NOL carryforwards, of which a significant portion carry forward for an indefinite period.

The Company continues to maintain valuation allowances against substantially all U.S. and foreign deferred tax assets to reduce those deferred tax assets to amounts that are realizable either through future reversals of existing taxable temporary differences or through taxable income in carryback years for the applicable jurisdictions.

Activity in the Company’s valuation allowances for the U.S. and non-U.S. operations were as follows:

	Year Ended December 31,
	2020	2019
Domestic
Balance, beginning of period	$6,128	$2,271
Provision charged to expense	5,177	3,949
Impact of reclassification of embedded conversion feature to additional paid-in capital	9,290	—
Provision adjusted through equity	6	(92)
Balance, end of period	$20,601	$6,128
Foreign
Balance, beginning of period	$8,216	$8,571
Impact of foreign exchange on beginning of period balance	1,348	240
Provision charged to expense	—	(595)
Balance, end of period	$9,564	$8,216

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

Remittances from subsidiaries held by the Company made in 2020 and future years are generally not subject to U.S. federal income tax. These remittances are either excluded from taxable income in the United States as earnings that are already subject to taxation or are subject to a 100% dividends received deduction. There are no other differences which would require the Company to record a material deferred tax liability.

(9) Commitments and Contingent Liabilities

From time to time, the Company is party to a variety of legal proceedings, claims, and inquiries, including proceedings or inquiries by governmental authorities, which arise from the operation of its business. These proceedings, claims, and inquiries are incidental to and occur in the normal course of the Company’s business affairs. The majority of these proceedings, claims, and inquiries relate to commercial disputes with customers, suppliers, and others; employment and employee benefits-related disputes; product quality disputes with vendors and/or customers; and environmental, health and safety claims. Although the outcome of these proceedings is inherently difficult to predict, management believes that the amount of any judgment, settlement or other outcome of these proceedings, claims and inquiries, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

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

The Company operates primarily in North America. Net sales are attributed to countries based on the location of the Company’s subsidiary that is selling direct to the customer and exclude assessed taxes such as sales and excise tax. Company-wide geographic data is as follows:

	Year Ended December 31,
	2020	2019
Net sales
United States	$250,351	$360,748
Canada	25,962	42,468
Mexico	34,466	49,915
France	28,026	53,644
China	21,186	34,897
All other countries	8,262	17,919
Total	$368,253	$559,591

	December 31,
	2020	2019
Long-lived assets
United States	$34,208	$38,482
Canada	2,228	2,508
Mexico	3,202	3,233
France	1,781	1,961
China	472	374
All other countries	777	881
Total	$42,668	$47,439

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of A.M. Castle & Co.

Oak Brook, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of A.M. Castle & Co. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Exchange Offer – Refer to Notes 2, 3, and 5 to the financial statements

Critical Audit Matter Description

In March 2020, the Company completed the Exchange Offer and issued $95.1 million in aggregate principal amount of new convertible senior secured notes due 2024 (the “New Notes”) and 70.3 million shares of its common stock in exchange for $190.2 million in aggregate principal amount of its existing convertible senior secured notes due 2022 (the “Existing Notes”). The New Notes are convertible into common stock at the option of the holder (“Embedded Conversion Feature”). Upon issuance of the New Notes, the Company accounted for the Embedded Conversion Feature as a bifurcated embedded derivative, which was initially recorded at fair value of $39.0 million, with a corresponding reduction in the carrying value to the New Notes. On June 30, 2020, the Company authorized a sufficient number of shares to allow the conversion option to be share-settled in full. As a result, the Company concluded that the Embedded Conversion Feature now qualified for equity classification and the bifurcated derivative liability no longer needed to be accounted for as a separate derivative. The fair value of the conversion option of $37.0 million was reclassified into equity as of June 30, 2020.

We identified the accounting for the Exchange Offer, the subsequent reclassification of the bifurcated embedded derivative into equity, and the valuation of the Embedded Conversion Feature to be a critical audit matter given (a) the complexity of applying the accounting framework for the Exchange Offer, including the determination of whether any features of the New Notes should be accounted for as a separate derivative liability, and (b) the significant estimates involved in determining the fair value of the embedded conversion option. The embedded derivative liability was classified within Level 3 of the fair value hierarchy and was valued by management using a binomial lattice model using assumptions including the risk-free interest rate, the implied credit spread, expected volatility, and a review of prices for similar debt instruments that do not contain a conversion feature. The complexities and significant estimates required a high degree of auditor judgement and an increased extent of audit effort, including the involvement of professionals in our firm with expertise in the accounting for financial instruments and fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgements of the accounting treatment for the Exchange Offer and the related conversion feature, as well as the determination of fair value of the embedded conversion option included the following, among others:

●	We evaluated the underlying agreements associated with the Exchange Offer and agreed the terms of the agreements to the related accounting and valuation analyses.
●	With the assistance of professionals in our firm with expertise in the accounting for financial instruments, we assessed management’s judgments of the accounting treatment of the Exchange Offer, in particular determining whether any features of the New Notes should be accounted for separately as a derivative liability.
●	With the assistance of fair value specialists, we evaluated the reasonableness of the valuation methodology and significant valuation assumptions used to calculate the fair value of the conversion option by:
o	Testing the source information underlying the fair value of the conversion option and the mathematical accuracy of the calculation.

Assessing and analyzing the reasonableness and acceptability of the valuation assumptions, including the implied credit spread and expected volatility, and compared them with assumptions used by other market participants.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 4, 2021

We have served as the Company’s auditor since 2002.

ITEM 9 — Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A — Controls & Procedures

Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the President and Chief Executive Officer (“CEO”) and the Vice President, Controller and Chief Accounting Officer (“CAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Security Exchange Act of 1934). Based upon that review and evaluation, the CEO and CAO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

(a) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities Exchange Act of 1934 rule 240.13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CAO to provide reasonable assurance regarding the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

The Company, under the direction of its CEO and CAO, conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based upon the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control - Integrated Framework (2013).

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

(b) Change in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting in the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

None.

Item 10 — Directors, Executive Officers and Corporate Governance

Information with respect to our executive officers is set forth in Part I of this Annual Report under the caption “Information about our Executive Officers.”

Board Structure

The Company’s Board structure and governance procedures require each director nominee to be approved by the stockholders at each Annual Meeting. Each director elected at the Annual Meeting will hold office until the next succeeding annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation, or removal.

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

The Corporate Governance Guidelines are available on the Company’s website.

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

Director Qualifications and Experience

Below is certain biographical and other information regarding directors, which is based upon statements made or confirmed to the Company by or on behalf of these individuals, except to the extent certain information appears in the Company’s records. Ages shown for all directors are as of March 4, 2021. Following each nominee’s biographical information, the Company has also provided additional information regarding the particular experience, qualifications, attributes and skills that informed the Governance Committee and the Board’s determination that such individual should serve as a director.

The Company’s directors have a variety of qualifications, skills and experience that contribute to an effective and well-functioning Board, including the following key characteristics:

•	Wealth of leadership experience;
•	Demonstrated business acumen and ability to exercise sound business judgment;
•	Extensive board and/or financial experience; and
•	Reputation for integrity, honesty and adherence to the highest ethical standards.

Directors

Jeffrey A. Brodsky	Age: 62 Director since 2017 Independent Audit (Chair) and Governance Committees
Background:

Mr. Brodsky is a co-founder and Managing Director of Quest Turnaround Advisors, LLC where he provides advisory and interim management services to boards of directors, senior management and creditors of companies. Currently he is the Chief Financial Officer of MacAndrews & Forbes Incorporated and is a member of the Board of Directors. Previously, Mr. Brodsky led Quest's role as Plan Administrator of Adelphia Communications Corporation (2007-2019) and as Liquidating Trust Manager of the ResCap Liquidating Trust (2013 – 2015). Mr. Brodsky has also served in roles as a lead director, a non-executive chairman, or a director of various entities.

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

Marec E. Edgar	Age: 45 Director since 2020
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

Jonathan B. Mellin	Age: 57 Director since 2014 Independent Governance (Chair) and Audit Committees
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

Steven W. Scheinkman	Age: 67 Director since 2015 Governance Committee
Background:

Mr. Scheinkman was the Chief Executive Officer (2018 – 2020) of the Company and Chairperson of the Board (2017 – 2020). Mr. Scheinkman was previously the President and Chief Executive Officer (2015 – 2018) of the Company. In addition, Mr. Scheinkman previously served as President, Chief Executive Officer and director of Innovative Building Systems LLC (2010 – 2015), a leading custom modular home producer; as President, Chief Executive Officer, and director of Transtar Metals Corp. (1999-2006), a supply chain manager/distributor of high alloy metal products for the transportation, aerospace and defense industries; and following Transtar’s acquisition by the Company in September 2006, as President of Transtar Metals Holdings Inc. until September 2007 and thereafter served as its advisor until December 2007. Furthermore, he previously served as a director of Claymont Steel Holdings, Inc. (2006 – 2008), a private manufacturer of custom discrete steel plate.

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

Jonathan Segal	Age: 39 Director since 2017 Lead Independent Director Human Resources (Chair) and Audit Committees
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

Michael J. Sheehan	Age: 60 Director since 2017 Independent Board Chairperson Human Resources Committee
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

Parker Tornell	Age: 33 Human Resources Committee
Parker Tornell	Age: 33 Director since 2020 Independent Human Resources Committee
Background:

Mr. Tornell is a Credit Analyst at Whitebox Advisors LLC (2015 – Present), an employee-owned hedge fund sponsor.  Before joining Whitebox, Mr. Tornell worked as an Associate at Norwest Mezzanine Partners (2012-2015), and as an Investment Banking Analyst at Piper Sandler (2010-2012).

Current Public Company Directorships:	None

Other Public Company Directorships during Past Five Years:	None

Skills and Qualifications:

Mr. Tornell’s individual qualifications and skills as a director include his capital markets, investment, and financial expertise; his experience in public and private debt restructuring; and his turnaround and performance improvement experience.  He received Bachelor of Arts degrees in Financial Management and Economics from the University of St. Thomas.

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

With the recent exception of Mr. Scheinkman’s role as Chief Executive Officer and Chairperson of the Board, the Company has historically separated these roles.  Upon Mr. Scheinkman’s retirement as Chief Executive Officer and his resignation from the Chairperson role in January 2020, the Board again separated these roles and appointed Mr. Sheehan as Chairperson and Mr. Edgar as Chief Executive Officer.  Doing so allows Mr. Edgar to focus on strategic business and growth initiatives, while allowing the Chairperson to lead the Board in its fundamental role of providing advice to, and independent oversight of, management.

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

Director Independence; Financial Expert

While the Company’s stock has been trading on the OTCQX market, which requires the Company to establish and maintain fundamental corporate governance standards, the Company has elected to adopt more exacting governance standards that are substantially similar to the NASDAQ listing standards.  The Board has affirmatively determined that each current Board member, except for Messrs. Scheinkman and Edgar, is “independent” within the definitions contained in the current NASDAQ listing standards and the standards set by the Board in the Company’s Corporate Governance Guidelines. Furthermore, the Board has determined that all members of the Company’s Audit Committee meet the financial sophistication requirements of the NASDAQ listing standards.  The Board has determined that Mr. Brodsky qualifies as an “audit committee financial expert” for purposes of the SEC rules.

Board Meetings and Attendance

During 2020, the Board held 14 meetings. The Board’s non-employee directors met in regularly scheduled executive sessions to evaluate the performance of the Chief Executive Officer and to discuss other corporate matters. Mr. Sheehan, presided as the Chairperson of the Board at all of the meetings of the Board. Additionally, during 2020, there were five meetings of the Audit Committee, three meetings of the Governance Committee, and two meetings of the Human Resources Committee. Each of the directors attended 75% or more of all the meetings of the Board and the Committees on which he served.

Each director is expected to attend our annual meetings of stockholders. All directors who were nominated for election or reelection at our 2020 Annual Meeting of Stockholders attended that meeting.

Non-Employee Director Compensation

Cash Compensation

The Company’s director compensation program provides that the cash compensation paid to, or earned by, its non-employee directors will be comprised of the following components (in whole numbers):

Role	Annual Retainers*
Director	$60,000
Non-Employee Board Chairperson	$40,000
Audit Committee Chairperson	$10,000
Governance Committee Chairperson	$5,000
Human Resources Committee Chairperson	$7,500
*Retainers are paid in quarterly installments.

Equity-Based Compensation

No equity-based compensation was paid to the Company’s non-employee directors in 2020.

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

Director Compensation Table – Fiscal Year 2020

The following table summarizes the compensation paid to or earned by the non-employee directors for 2020. Any employee of the Company who serves as a director receive no additional compensation for service as a director (in whole numbers).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey A. Brodsky(1)	70,000	-	-	-	–	1,103(6)	71,103
Jonathan Mellin(2)	60,000	-	-	-	–	1,103(6)	61,103
Jacob Mercer(3)	30,000	-	-	-	–	1,103(6)	31,103
Steven Scheinkman	60,000	–	–	–	–	1,103(6)	61,103
Jonathan Segal(4)	67,500	–	–	–	–	1,103(6)	68,603
Michael Sheehan	100,000	–	–	–	–	1,103(6)	101,103
Parker Tornell(5)	30,000	-	-	-	–	1,103(6)	31,103

(1) Mr. Brodsky elected to have his cash compensation paid to Jeffrey Brodsky & Associates, of which he is Managing Director.

(2) Mr. Mellin waived his retainer as Governance Committee Chairperson in 2020.

(3) Mr. Mercer elected to have his cash compensation paid to various funds related to Whitebox Advisors LLC. Mr. Mercer’s term as a director expired as of the Company’s Annual Stockholders meeting on June 30, 2020.

(4) Mr. Segal elected to have his cash compensation paid to Highbridge Capital Management, LLC.

(5) Mr. Tornell elected to have his cash compensation paid to various funds related to Whitebox Advisors LLC. Mr. Tornell was elected a director at the Company’s Annual Stockholders Meeting on June 30, 2020.

(6) Represents premiums for Group Personal Excess Liability Coverage

Oversight of Risk Management

The Board is actively involved in oversight of risks that could affect the Company. The Board implements its risk oversight function as a whole and through delegation to committees, which meet regularly and report back to the full Board. The risk management role of each of the committees is detailed further below:

Board of Directors

Audit Committee	Governance Committee	Human Resources Committee

Oversees risk related to the Company’s financial statements, financial reporting process and accounting and legal matters; internal audit function; the Company’s compliance program and the Company’s cyber security action plan.; Also reviews outcome of the Company’s periodic Enterprise Risk Assessment, which identifies and evaluates potential material risks that could affect the Company and identifies appropriate mitigation measures

Oversees governance-related risk, including development of the Company’s policies and practices, and Board succession planning

Oversees risks associated with the Company’s compensation programs; reviews and approves compensation features that mitigate risk and align pay to performance with the interests of its executives and its stockholders; and oversees the Company’s succession-planning process for key executive and managerial roles

The full Board retains responsibility for general oversight of risks. Key risks to the Company’s business strategy are considered by the Board as part of the Company’s annual strategy review. See Item 1A “Risk Factors” of this Annual Report on Form 10-K for additional information regarding the risks faced by the Company.

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

Item 11 – Executive Compensation

In this section, the Company describes its compensation programs and policies and the material elements of compensation for the year ended December 31, 2020, for its Chief Executive Officer, the principal executive officer (“PEO”), and its two most highly compensated executive officers (other than the PEO) serving as executive officers at the end of 2020 whose total compensation was in excess of $100,000. The Company refers to all individuals whose executive compensation is disclosed in this section as its Named Executive Officers (collectively, the “Named Executive Officers”).

Compensation Consultant

The Human Resources Committee has periodically engaged Willis Towers Watson (“Willis”) to consult regarding executive officer and director compensation. The Human Resources Committee conducted an independence review in 2020 regarding its engagement of Willis and concluded that Willis is independent.

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

Summary Compensation Table

The table below includes the total compensation paid to or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2020, and 2019 (in whole numbers).

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Marec Edgar, Chief Executive Officer	2020	562,019	―	―	―	―	―	73,150	635,169
	2019	475,000	―	―	―	516,701	―	92,371	1,084,072
Patrick Anderson, EVP, Finance & Administration	2020	310,962	―	―	―	―	―	54,450	365,412
	2019	330,000	―	―	―	222,757	―	76,078	628,835
Mark Zundel, EVP, Global Supply & Aerospace	2020	306,250	―	―	―	―	―	134,409	440,659
	2019	325,000	―	―	―	219,381	―	15,600	544,381

(1)	Reflects reduced salary received in 2020 as a result of company-wide furloughs implemented to mitigate the economic impacts of the COVID-19 pandemic.

(2)

Reflects the cash awards under the Company’s 2020 and 2019 STIP (amounts earned during the applicable fiscal year but paid after the end of that fiscal year) and, in 2019, a one-time discretionary supplemental cash short-term incentive award related to 2018 and 2019 performance that was paid in 2019.

(3)	The amounts shown are detailed in the supplemental “All Other Compensation Table – Fiscal Year 2020” below.

All Other Compensation Table – Fiscal Year 2020

The table below provides additional information about the amounts that appear in the “All Other Compensation” column in the Summary Compensation Table above (in whole numbers):

Name	Note Award	401(k) Plan Company	Deferred Plan Company	Housing Reimbursement	Miscellaneous	Total All Other Compensation

	($)(1)	Matching Contributions ($)	Matching Contributions ($)	($)	($)(2)	($)
Marec Edgar	18,858	9,923	26,921	―	17,448	73,150
Patrick Anderson	18,858	5,331	12,553	―	17,708	54,450
Mark Zundel	114,879	2,850	―	―	16,680	134,409
(1)

Represents amounts paid in PIK interest pursuant to the terms of the 3.00%/5.00% Convertible Notes and the 5.00%/7.00% Convertible Notes during 2020 and, for Mr. Zundel, a one-time discretionary reallocation of an aggregate principal amount of $109,456 (reflecting the grant date fair value thereof as computed in accordance with ASC Topic 718) of restricted 5.00%/7.00% Convertible Notes that were previously granted by the Company and available for reallocation as lapsed incentive awards pursuant to the Company's 2017 Management Incentive Plan. Additional information about the value of the 5.00%/7.00% Convertible Notes values is included in Note 3 of Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10 K.

(2)	Includes a vehicle stipend, a cellular telephone allowance, group term life insurance premiums and personal excess liability insurance premiums paid by the Company.

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

Base Salary

With the exception of the CEO, whose compensation was reviewed and recommended by the Human Resources Committee and approved by the independent members of the Board, the Human Resources Committee reviewed and approved the base salaries of the Named Executive Officers in 2020. In each case, the Human Resources Committee took into account the CEO’s recommendation, as well as experience, internal equity, the performance of each Named Executive Officer during the year, and external competitive compensation data, among other factors. Fixed compensation recognizes individual performance, seniority, scope of responsibilities, leadership skills, experience, and succession planning considerations.

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

STIP and One-Time Award Payouts

For each of the 2020 STIP and the 2019 STIP, the Board approved a plan for the Named Executive Officers that focused on management’s performance in relation to the Company’s operating plan for the fiscal year, as approved and revised throughout the year, with key achievement criteria to include, among other things, top-line revenue performance, margin expansion, growth in highly-accretive product lines and value-added services, improved cash generation and working capital management, and overall EBITDA performance.

The Named Executive Officers did not receive any payouts from the 2020 STIP plan as a result of the Company’s overall performance in 2020.

Based on the Company’s overall performance in 2019, the Human Resources Committee and full Board exercised their discretion, in accordance with the STIP plan, to award 2019 STIP payouts at approximately 50% of target, subject to discretionary adjustments.

In 2019 the Human Resources Committee and full Board exercised its discretion under the MIP, to make one-time discretionary cash incentive awards to management in light of sustained and material improvements in the Company’s working capital management beginning in late 2018 and continuing into 2019.

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

Employment-Related Agreements

To assure stability and continuity of management, the Company has entered into Amended and Restated Employment Agreements with each of the Named Executive Officers (each, an “Employment Agreement”).  Mr. Edgar’s Employment Agreement, previously dated as of December 14, 2018 in connection with his appointment to the office of President, was subsequently amended and restated on January 7, 2020 in connection with his appointment to the office of President and CEO effective as of January 1, 2020. Mr. Anderson’s Employment Agreement was entered into on May 15, 2017.  Mr. Zundel’s Employment Agreement was entered into on December 14, 2018.

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

Benchmarking

In order to establish the market median guideline, the Human Resources Committee reviews competitive market compensation data periodically, including industry compensation data provided by its executive compensation consultant as requested. In 2020 and 2019, the Human Resources Committee’s executive compensation consultant assembled market pay data from published executive compensation surveys including Willis Towers Watson 2017 CBD Executive Compensation Survey, Willis Towers Watson 2017 CSR Executive Compensation Survey and Mercer 2017 MBD Executive Compensation Survey. The survey data was scoped to reflect practices of organizations in the manufacturing industry and were regressed to reflect the Company’s annual revenue.

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

If the Named Executive Officer’s employment is terminated either involuntarily by the Company and not due to “good cause” or by the Named Executive Officer for “good reason”, then, in addition to payment of compensation and benefits earned through the date of termination, the Named Executive Officer will be entitled to (i) a cash severance amount, which shall be equal to a “severance multiple” of the sum of his base salary and the amount of his target STIP in the year the termination occurs; (ii) the prorated portion of any current year STIP; (iii) pro-rata vesting of each of his then outstanding and non-vested options, rights or awards under any of the Company’s incentive compensation plans; (iv) a monthly cash reimbursement for a period of time following termination for the portion of the Named Executive Officer’s cost of COBRA premiums that are in excess of the active-employee cost of such coverage; and (v) the benefit of the auto allowance, mobile telephone allowance and other perquisites for one (1) year following termination.   The “severance multiple” for Mr. Edgar is two times (2x) the sum of his base salary and the amount of his target STIP in the year the termination occurs; the “severance multiple” for Messrs. Anderson and Zundel is one and one-half times (1.5x) the sum of his base salary and the amount of his target STIP in the year the termination occurs.  The period of COBRA premium reimbursement is two (2) years for Mr. Edgar and one and one-half (1.5) year for Messrs. Anderson and Zundel.

The Employment Agreements provide for compensation due to termination of employment following a change in control.  A “change in control” will be generally defined to include the acquisition of 40% or more of the Company’s voting power, specified changes in a majority of the Board, and the sale or liquidation of the Company. If the Named Executive Officer’s employment is terminated in connection with a change in control either involuntarily by the Company and not due to “good cause” or by the Named Executive Officer for “good reason”, then, in addition to payment of compensation and benefits earned through the date of termination, the Named Executive Officer will receive (i) a “severance multiple” of the sum of his base salary and the amount of his target STIP in the year the termination occurs; (ii) the prorated portion of any current year STIP; (iii) pro-rata vesting of each of his then outstanding and non-vested options, rights or awards under any of the Company’s incentive compensation plans; (iv) a monthly cash reimbursement for a period of time following termination for the portion of the Named Executive Officer’s cost of COBRA premiums that are in excess of the active-employee cost of such coverage; and (v) the benefit of the auto allowance, mobile telephone allowance and other perquisites for one (1) year following termination.  The Named Executive Officer will be eligible to receive any remaining ungranted and unallocated portion of the MIP the Board is required to award in the event of a change in control, subject to the Board’s sole discretion to determine the recipients thereof and the allocation to such recipients.  The change in control “severance multiple” for Mr. Edgar is two and one-half times (2.5x) the sum of his base salary and the amount of his target STIP in the year the termination occurs; the change in control “severance multiple” for Messrs. Anderson and Zundel is two times (2x) the sum of his base salary and the amount of his target STIP in the year the termination occurs.  The period of COBRA premium reimbursement after a change in control is two and one-half (2.5) years for Mr. Edgar and two (2) years for Messrs. Anderson and Zundel.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information on the holdings of stock options and stock awards by the Named Executive Officers as of December 31, 2020.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Marec Edgar	―	―	―	―	―
Patrick Anderson	―	―	―	―	―
Mark Zundel	―	―	―	―	―
Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)
Marec Edgar	―	―	―	―
Patrick Anderson	―	―	―	―
Mark Zundel	4,043	12,291	22,665	68,902
(1)	Mr. Zundel owns 4,043 shares of restricted stock that will vest on August 31, 2022.

(2)	Market value has been computed by multiplying the closing price of the Company’s common stock on December 31, 2020, $ 3.04, by the number of shares of restricted stock.

(3)

Represents shares of the Company’s common stock that may be acquired upon conversion of restricted 3.00%/5.00% Convertible Notes received pursuant to the terms of the Exchange Offer in exchange for restricted 5.00%/7.00% Convertible Notes originally issued pursuant to the MIP as described in the above section entitled, “Grant of 2017 MIP,” and the amounts paid in PIK interest pursuant to the terms of the 3.00%/5.00% Convertible Notes as of December 31, 2020. The restricted 3.00%/5.00% Convertible Notes owned by Mr. Zundel will vest on August 31, 2022.

(4)

Market value has been computed by multiplying the closing price of the Company’s common stock on December 31, 2020, $3.04, by the number of shares convertible from restricted 3.00%/5.00% Convertible Notes (and accompanying PIK interest paid pursuant to their terms as of December 31, 2020).

Item 12 – Security Ownership of Certain Beneficial Owners and Management

Directors and Management

The following table sets forth the number of shares and percentage of the Company’s common stock that was owned beneficially as of March 4, 2021, by each of the Company’s directors and each current member of Executive Management, including those set forth in the Summary Compensation Table, and by all directors, director nominees and executive management as a group, with each person having sole voting and dispositive power except as indicated:

Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock(1)
Directors
Jeffrey A. Brodsky	2,291	*
Jonathan Mellin	2,480	*(2)
Steven Scheinkman(3)	47,110	*(4)
Jonathan Segal	0	*
Michael Sheehan	2,457	*
Parker Tornell	0	*
Management
Marec Edgar, President & Chief Executive Officer(3)	15,547	*(5)
Patrick Anderson, Executive Vice President, Finance & Administration	20,757	*(5)
Mark Zundel, Executive Vice President, Global Supply & Aerospace	5,705	*(6)
All directors and executive officers as a group (9 persons)	96,347	1.3%(7)
* Percentage of shares owned equals less than 1%.

(1)	Based on 7,255,144 shares of common stock issued and outstanding as of March 4, 2021.

(2)

Represents 2,480 shares held by Mr. Mellin individually. Excludes 1,116,124 shares Mr. Mellin may be deemed to beneficially own in his capacity as trustee, officer or general partner of certain trusts and other entities established for the benefit of members of the Simpson Estate / SGF. See Note (4) under the “Principal Stockholders” table below. Also excludes 3,336,386 shares of common stock, which may be acquired by SGF upon conversion of the 3.00%/5.00% Convertible Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond his control.

(3)

Mr. Scheinkman served as Chief Executive Officer and Chairperson of the Board until his retirement effective as of January 1, 2020, at which time Mr. Edgar was appointed President & Chief Executive Officer.  Following his retirement as Chief Executive Officer, Mr. Scheinkman remained a director of the Company.

(4)

Excludes 112,546 shares of common stock that may be acquired upon conversion of the 3.00%/5.00% Convertible Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond his control.

(5)

Excludes 59,488 shares of common stock that may be acquired upon conversion of the 3.00%/5.00% Convertible Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond his control.

(6)

Excludes 22,665 shares of common stock that may be acquired upon conversion of the 3.00%/5.00% Convertible Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond his control.

(6)

Excludes 254,187 shares of common stock that may be acquired upon conversion of the 3.00%/5.00% Convertible Notes, because the mode of payment is determined in the sole discretion of the Company and each beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond such beneficial owner’s control.

Principal Stockholders

The only persons who held of record or, to the Company’s knowledge (based on the review of Schedules 13D, 13F and 13G, and amendments thereto), owned beneficially more than 5% of the outstanding shares of the Company’s common stock as of March 4, 2021, are set forth below, with each person having sole voting and dispositive power except as indicated:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock (1)
Highbridge Capital Management, LLC/ Highbridge MSF International Ltd./ Highbridge Tactical Credit Master Fund, L.P. 277 Park Avenue, 23rd Floor New York, New York 10172	2,302,884(2)(7)	31.7%
Whitebox Advisors LLC/Whitebox General Partner LLC/ Whitebox Multi-Strategy Partners, L.P./ Whitebox Asymmetric Partners, LLC/Whitebox Caja Blanca, LP/ Whitebox Credit Partners, L.P./Whitebox GT Fund, LP/ Pandora Select Partners, L.P./Whitebox Institutional Partners, L.P. 3033 Excelsior Boulevard, Suite 500 Minneapolis, Minnesota 55416	2,134,674(3)(7)	29.4%
SGF, LLC/ Jonathan B. Mellin 30 North LaSalle Street, Suite 1232 Chicago, Illinois 60602-2504	1,118,605(4)(7)	15.4%
Corre Opportunities Qualified Master Fund, LP/ Corre Partners Advisors, LLC/Corre Partners Management, LLC/ John Barrett/Eric Soderlund 12 East 49th Street, 40th Floor New York, New York 10017	1,070,256(5)(7)	14.8%
Wolverine Asset Management, LLC/Wolverine Holdings, L.P./ Wolverine Trading Partners, Inc./ Wolverine Flagship Fund Trade Limited/ Christopher L. Gust/Robert R. Bellick 175 W. Jackson, Suite 340 Chicago, IL 60064	375,714(6)(7)	5.2%

(1)	Based on 7,255,144 shares of common stock issued and outstanding as of March 4, 2021.

(2)

Based on information provided by Highbridge Capital Management, LLC (“HCM”) on Schedule 13-D/A filed with the SEC on March 31, 2020, (i) HCM, the trading manager of Highbridge MSF International Ltd. (formerly known as 1992 MSF International Ltd.) and 1992 Tactical Credit Master Fund, L.P. (together, the “1992 Funds”), may be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, the 2,302,884 shares held by the 1992 Funds; and (ii) Highbridge MSF International Ltd. may be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, the 1,871,563 of the shares beneficially owned by the 1992 Funds. Number of shares of common stock have been adjusted to estimate the effect of the Reverse Split.

(3)

Based on information provided by Whitebox Advisors LLC (“Whitebox Advisors”) on Schedule 13-D/A filed with the SEC on April 1, 2020, (i) Whitebox Advisors, as the investment manager of the Private Funds (as defined below), may be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, the 2,134,674 shares held by the Private Funds; (ii) Whitebox General Partner LLC (“Whitebox GP”), as the general partner of the Private Funds, may be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, 2,061,022 of the shares held by the Private Funds; (iii) Whitebox Multi-Strategy Partners, L.P. (“WMP”) may be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, the 1,061,318 shares held by WMP; and (iv) Whitebox Asymmetric Partners, LP (“WAP”) may be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, the 585,988 shares held by WAP.  Shares are directly owned by WMP, WAP, Pandora Select Partners, L.P., Whitebox Credit Partners, L.P., Whitebox GT Fund, LP, Whitebox Institutional Partners, L.P., Whitebox Multi-Strategy Partners, L.P. and Whitebox Caja Blanca Fund, L.P. (together, the “Private Funds”). Number of shares of common stock have been adjusted to estimate the effect of the Reverse Split.

(4)

Based on information provided by SGF, LLC (“SGF”) on Schedule 13-D/A filed with the SEC on October 22, 2020, (i) SGF may be deemed the beneficial owner of, and has sole voting and dispositive power with respect to, the 1,102,228 shares held by SGF; and (ii) Mr. Mellin, acting in various capacities with respect to, and deputized by, certain of the Simpson Estate Members, may be deemed the beneficial owner of 1,118,605 of the shares held by the Simpson Estate Members, of which he holds sole voting power with respect to 1,118,605 shares, sole dispositive power with respect to 16,376 shares and shared dispositive power with respect to 1,102,228 shares. Shares are held by SGF and other entities on behalf of certain members of an extended family group and various trusts, estates and estate planning vehicles established by certain deceased and surviving family members (together, the “Simpson Estate Members”). Number of shares of common stock have been adjusted to estimate the effect of the Reverse Split.

(5)

Based on information provided by Corre Partners Management, LLC (the “Corre Investment Advisor”) on Schedule 13-D/A filed with the SEC on March 31, 2020, (i) Corre Opportunities Qualified Master Fund, LP (“Qualified Master Fund”), (ii) Corre Partners Advisors, LLC (the “Corre GP”) as the general partner of Qualified Master Fund, (iii) Corre Investment Advisor with delegated investment authority over fund assets, (iv) Mr. Barrett as a managing member of Corre GP, and (v) Mr. Soderlund as a managing member of Corre GP, may each be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, the 1,070,256 shares held by Qualified Master Fund. Number of shares of common stock have been adjusted to estimate the effect of the Reverse Split.

(6)

Based on information provided by Wolverine Asset Management, LLC (“WAM”) on Schedule 13-D/A filed with the SEC on March 31, 2020, (i) Wolverine Flagship Fund Trade Limited (“Flagship”), (ii) WAM as the investment manager of Flagship, (iii) Wolverine Holdings, L.P. (“WH”) as the sole member and manager of WAM, (iv) Wolverine Trading Partners, Inc. (“WTP”) as the sole general partner of WH, (v) Mr. Gust as a controlling shareholder of WTP, and (vi) Mr. Bellick as a controlling shareholder of WTP, may each be deemed the beneficial owner of, and has shared voting and dispositive power with respect to, the 375,714 shares held by Flagship. Number of shares of common stock have been adjusted to estimate the effect of the Reverse Split.

(7)

Excludes shares of common stock which may be acquired upon conversion of the 3.00%/5.00% Convertible Notes, because the mode of payment is determined in the sole discretion of the Company and the beneficial owner’s right to obtain shares is therefore subject to a material contingency beyond its control. Because of the relationship between the beneficial owner and the other stockholders of the Company party to the Stockholders Agreement, the beneficial owner may be deemed, pursuant to Rule 13d-3 under the Securities Act, to beneficially own a total of 7,002,133 shares of common stock, which represents the aggregate number of shares of common stock beneficially owned by the parties to the Stockholders Agreement.

Equity Compensation Plan Information

This table provides information regarding the equity authorized for issuance under the Company’s equity compensation plans as of December 31, 2020.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	293,249(1)	37.679(2)	158,703
Equity compensation plans not approved by security holders	N/A	N/A	N/A
(1)

This number represents the gross number of underlying shares of common stock associated with the 3.00%/5.00% Convertible Notes received pursuant to the terms of the Exchange Offer in exchange for restricted 5.00%/7.00% Convertible Notes originally issued pursuant to the MIP, and the amounts paid in PIK interest as of December 31, 2020. This does not include 116,084 shares of unvested restricted stock issued under the 2017 MIP and outstanding as of December 31, 2020.

(2)

Based on a conversion rate (after giving effect to an adjustment triggered by the Reverse Split) of 0.21939631 shares of common stock per $1.00 principal amount of the Company’s the 3.00%/5.00% Convertible Notes. The conversion rate is subject to further adjustment from time to time pursuant to the terms of the indenture governing the 3.00%/5.00% Convertible Notes. Because the conversion price of the 3.00%/5.00% Convertible Notes is subject to downward adjustment, the 3.00%/5.00% Convertible Notes may be convertible, including in connection with a Fundamental Change (as defined in the indenture governing the 3.00%/5.00% Convertible Notes), into a greater number of shares in the future. In addition, the Company may, in certain circumstances, pay interest on the 3.00%/5.00% Convertible Notes in kind, which would result in additional 3.00%/5.00% Convertible Notes outstanding and available for conversion.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and beneficial owners of more than 10% of the Company’s common stock to file reports of ownership of the Company’s common stock with the SEC and to furnish the Company with a copy of those reports.

Based on the Company’s review of the reports and upon the written confirmation that the Company received from each of its executive officers and directors, the Company believes that, other than a Form 4 filed January 14, 2020 for Steven Scheinkman and a Form 3 filed August 25, 2021 for Parker Tornell, all Section 16(a) reports were timely filed in 2020.

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

Pursuant to the Plan, on the Effective Date, the Bankruptcy Court discharged and canceled certain senior secured indebtedness and, in exchange, the Company issued new common stock in the Company and entered into an Indenture with Wilmington Savings Fund Society, FSB, as trustee and collateral agent and, pursuant thereto, issued approximately $164.9 million in aggregate original principal amount of its 5.00%/7.00% Convertible Notes.  As noted below, in addition to certain members of management, certain stockholders and (including stockholders with whom members of the Board of Directors are affiliated) received and held 5.00%/7.00% Convertible Notes.

On March 27, 2020, the Company announced the successful completion of an exchange offer (the “Exchange Offer”), which launched on February 27, 2020, to issue a combination of the Company’s 3.00%/5.00% Convertible Notes and shares of its common stock in exchange for its outstanding 5.00%/7.00% Convertible Notes. Approximately $190.2 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes were tendered and accepted in the Exchange Offer. Pursuant to the terms of the Exchange Offer, the Company issued approximately $95.1 million in aggregate principal amount of its 3.00%/5.00% Convertible Notes and 70,261 shares of its common stock. Holders of the 5.00%/7.00% Convertible Notes who did not tender into this Exchange Offer retained their 5.00%/7.00% Convertible Notes. Approximately $3.7 million in aggregate principal amount of 5.00%/7.00% Convertible Notes remain outstanding after the Exchange Offer.

Concurrently with the Exchange Offer, the Company solicited consents from holders of the 5.00%/7.00% Convertible Notes for certain amendments to the indenture governing the 5.00%/7.00% Convertible Notes to eliminate or amend substantially all of the restrictive covenants, release all collateral securing the Company’s obligations under the indenture governing the 5.00%/7.00% Convertible Notes, and modify certain of the events of default and various other provisions, contained in such indenture (the “Proposed Amendments”).  The indenture governing the 5.00%/7.00% Convertible Notes was so amended effective as of the closing of the Exchange Offer.

On February 27, 2020, at the time the Company launched the Exchange Offer, the Company announced that it entered into support agreements with holders who, in the aggregate, held in excess of 96% of the 5.00%/7.00% Convertible Notes, and who had agreed, among other things, to tender their 5.00%/7.00% Convertible Notes in the Exchange Offer and to consent to the Proposed Amendments, subject to certain conditions. The Exchange Offer closed with greater than 97% of the aggregate principal amount of the 5.00%/7.00% Convertible Notes having been tendered and exchanged.

As noted below, in addition to certain members of management, certain stockholders and (including stockholders with whom members of the Board of Directors are affiliated) received 3.00%/5.00% Convertible Notes in the Exchange Offer and continue to hold the 3.00%/5.00% Convertible Notes.

A description of the 3.00%/5.00% Convertible Notes and the 5.00%/7.00% Convertible Notes may be found in Note 2 – Debt of Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Additional information regarding the Exchange Offer may be found in the Company’s Prospectus filed with the SEC on March 27, 2020 and in the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2020.

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

Registration Rights Agreement

Pursuant to the Plan, on the Effective Date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Highbridge, Whitebox, SGF, Corre and WFF. Under the Registration Rights Agreement, the Company has granted registration rights to those recipients who are party to the Registration Rights Agreement with respect to certain securities of the Company. On March 27, 2020 in connection with the Exchange Offer, the parties to the Registration Rights Agreement entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”), the terms and conditions of which are substantially consistent with those applicable to the original agreement. For additional information on the terms of the A&R Registration Rights Agreement, see the Company’s Form 8-K filed with the SEC on March 30, 2020.

Highbridge Capital Management, LLC

One of the Company’s current directors, Jonathan Segal, serves as a managing director of, and portfolio manager for, Highbridge. Pursuant to the Plan and the Stockholders Agreement, Highbridge and/or its affiliates have the right to designate one member of the Board. Mr. Segal was selected by Highbridge.

On the Effective Date, in connection with the Plan, Highbridge and/or one or more of its affiliates received approximately $49.7 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes, 509,105 shares of the Company’s new common stock and a cash payment of $4.0 million.  Furthermore, on March 27, 2020, in connection with the Exchange Offer, Highbridge tendered $62.0 million in aggregate principal amount and accrued PIK interest of the 5.00%/7.00% Convertible Notes in exchange for $30.5 million in aggregate principal amount of 3.00%/5.00% Convertible Notes and 22,520 shares of the Company’s common stock.

In accordance with the terms of the Exchange Offer, upon the tender and exchange of its 5.00%/7.00% in March 2020, Highbridge also received and simultaneously tendered and exchanged accrued PIK interest payments in the amount of $1.0 million with respect to its tendered 5.00%/7.00% Convertible Notes.  Highbridge received PIK interest payments in the amounts of $4.1 million (in 2019), $3.8 million (in 2018) and $1.2 million (in 2017) with respect to its 5.00%/7.00% Convertible Notes, in each case commensurate with other holders thereof.  Highbridge received PIK interest payments in the amount of $1.2 million in 2020 with respect to its 3.00%/5.00% Convertible Notes, commensurate with other holders thereof.

Whitebox Advisors LLC

One of the Company’s directors, Parker Tornell, is a Credit Analyst at Whitebox.  Pursuant to the Plan and the Stockholders Agreement, Whitebox and/or its affiliates have the right to designate one member of the Board. Mr. Tornell was selected by Whitebox.

On the Effective Date, in connection with the Plan, Whitebox and/or one or more of its affiliates received approximately $46.0 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes, 400,872 shares of the Company’s new common stock and a cash payment of $3.6 million. Furthermore, on March 27, 2020, in connection with the Exchange Offer, Whitebox and/or one or more of its affiliates tendered $57.7 million in aggregate principal amount and accrued PIK interest of the 5.00%/7.00% Convertible Notes in exchange for $28.4 million in aggregate principal amount of 3.00%/5.00% Convertible Notes and 20,946 shares of the Company’s common stock.

In accordance with the terms of the Exchange Offer, upon the tender and exchange of its 5.00%/7.00% Convertible Notes in March 2020, Whitebox also received and simultaneously tendered and exchanged accrued PIK interest payments in the amount of $1.0 million with respect to its tendered 5.00%/7.00% Convertible Notes. Whitebox has received PIK interest payments in the amounts of $3.8 million (in 2019), $3.5 million (in 2018) and $1.1 million (in 2017) with respect to its 5.00%/7.00% Convertible Notes, in each case commensurate with other holders thereof. Whitebox received PIK interest payments in the amount of $1.1 million in 2020 with respect to its 3.00%/5.00% Convertible Notes, commensurate with other holders thereof.

Simpson Estates / SGF, Inc.

One of the Company’s current directors, Mr. Mellin, serves as the President, Chief Executive Officer and Chief Investment Officer of Simpson Estates, Inc., an affiliate of SGF. Pursuant to the Plan and the Stockholders Agreement, SGF and/or its affiliates have the right to designate one member of the Board. SGF selected Mr. Mellin.

On the Effective Date, in connection with the Plan, SGF and/or one or more of its affiliates received approximately $24.9 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes, 207 shares of the Company’s new common stock and a cash payment of $2.0 million. Furthermore, on March 27, 2020, in connection with the Exchange Offer, SGF and/or one or more of its affiliates tendered $28.9 million in aggregate principal amount and accrued PIK interest of the 5.00%/7.00% Convertible Notes in exchange for $14.6 million in aggregate principal amount of 3.00%/5.00% Convertible Notes and 10,816 shares of the Company’s common stock.

In accordance with the terms of the Exchange Offer, upon the tender and exchange of its 5.00%/7.00% Convertible Notes in March 2020, SGF also received and simultaneously tendered and exchanged accrued PIK interest payments in the amount of $0.5 million with respect to its tendered 5.00%/7.00% Convertible Notes.  SGF received PIK interest payments, in the amounts of $2.0 million (in 2019), $1.8 million (in 2018) and $0.6 million (in 2017) with respect to its 5.00%/7.00% Convertible Notes, in each case commensurate with other holders thereof. SGF received PIK interest payments in the amount of $0.6 million in 2020 with respect to its 3.00%/5.00% Convertible Notes, commensurate with other holders thereof.

Corre Partners Management, LLC

On the Effective Date and in connection with the Plan, Corre and/or one or more of its affiliates received approximately $24.2 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes, 235 shares of the Company’s new common stock and a cash payment of $3.1 million. Furthermore, on March 27, 2020, in connection with the Exchange Offer, Corre and/or one or more of its affiliates tendered $28.8 million in aggregate principal amount and accrued PIK interest of the 5.00%/7.00% Convertible Notes in exchange for $14.2 million in aggregate principal amount of 3.00%/5.00% Convertible Notes and 10,469 shares of the Company’s common stock.

In accordance with the terms of the Exchange Offer, upon the tender and exchange of its 5.00%/7.00% Convertible Notes in March 2020, Corre also received and simultaneously tendered and exchanged accrued PIK interest payments in the amount of $0.5 million with respect to its tendered 5.00%/7.00% Convertible Notes.  Corre received PIK interest payments in the amounts of $1.9 million (in 2019), $1.8 million (in 2018) and $0.6 million (in 2017) with respect to its 5.00%/7.00% Convertible Notes, in each case commensurate with other holders thereof. Corre received PIK interest payments in the amount of $0.5 million in 2020 with respect to its 3.00%/5.00% Convertible Notes, commensurate with other holders thereof.

Wolverine Flagship Fund Trading Limited

On the Effective Date and in connection with the Plan, WFF and/or one or more of its affiliates received approximately $8.5 million in aggregate principal amount of the 5.00%/7.00% Convertible Notes, 71 shares of the Company’s new common stock and a cash payment of $.7 million. Furthermore, on March 27, 2020, in connection with the Exchange Offer, WFF and/or one or more of its affiliates tendered $10.1 million in aggregate principal amount and accrued PIK interest of the 5.00%/7.00% Convertible Notes in exchange for $5.0 million in aggregate principal amount of 3.00%/5.00% Convertible Notes and 3,686,240 shares of the Company’s common stock.

In accordance with the terms of the Exchange Offer, upon the tender and exchange of its 5.00%/7.00% Convertible Notes in March 2020, WFF also received and simultaneously tendered and exchanged accrued PIK interest payments in the amount of $0.2 million with respect to the tendered 5.00%/7.00% Convertible Notes.  WFF received PIK interest payments in the amounts of $0.7 million (in 2019), $0.6 million (in 2018) and $0.2 million (in 2017) with respect to its 5.00%/7.00% Convertible Notes, in each case commensurate with other holders thereof. WFF received PIK interest payments in the amount of $0.2 million in 2020 with respect to its 3.00%/5.00% Convertible Notes, commensurate with other holders thereof.

Pursuant to the Plan and Stockholders Agreement, Corre and WFF have the right by mutual agreement to designate one member of the Board, provided that such designated individual who qualifies as an “independent director” under NASDAQ Marketplace Rule 5605(a)(2). Corre and WFF selected Mr. Brodsky.

Revolving Credit and Security Agreement

On August 31, 2017, the Company entered into the Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) as lender and as administrative and collateral agent (the “Agent”), and other lenders party thereto (as amended, the “ABL Credit Agreement”). The Original ABL Credit Agreement provided for a $125.0 million senior secured, revolving credit facility (the “Revolving A Credit Facility”), under which the Company and four of its subsidiaries each are borrowers. On June 1, 2018, the Company entered into an Amendment No. 1 to Revolving Credit and Security Agreement (“Amendment No. 1”) by and among the Company, the other borrowers and guarantors party thereto and PNC as the agent and the lenders, which amended the ABL Credit Agreement to provide for additional borrowing capacity under a Revolving B credit facility (the “Revolving B Credit Facility”), which is subordinated to the Revolving A Credit Facility.  The Revolving B Credit Facility was made available in part by way of a participation in the Revolving B Credit Facility by each of Highbridge in the aggregate original amount of approximately $7.6 million, Whitebox in the aggregate original amount of approximately $7.1 million, SGF in the aggregate original amount of $3.8 million, and Corre in the aggregate original amount of approximately $3.0 million. The Revolving B Credit Facility accrues interest at 12.0% per annum and will be paid-in-kind unless the Company elects to pay such interest in cash and the conditions specified in the ABL Credit Agreement are satisfied.

On December 10, 2020, the Company entered into an Amendment No. 3 to Revolving Credit and Security Agreement (“Amendment No. 3”) by and among the Company, the other borrowers and guarantors party thereto and PNC as the agent and the lenders, which amended the ABL Credit Agreement to provide for additional borrowing capacity under a Revolving (Priority) B credit facility (the “Revolving (Priority) B Credit Facility”), which is subordinated to the Revolving A Credit Facility and senior to the Revolving B Credit Facility.  The Revolving (Priority) B Credit Facility was made available in part by way of a participation in the Revolving (Priority) B credit facility by each of Highbridge in the aggregate original amount of approximately $2.6 million, Whitebox in the aggregate original amount of approximately $2.5 million, SGF in the aggregate original amount of $1.3 million, Corre in the aggregate original amount of approximately $1.2 million and WFF in the aggregate original amount of approximately $0.4 million. The Revolving (Priority) B Credit Facility accrues interest at 15.0% per annum and will be paid-in-kind unless the Company elects to pay such interest in cash and the payment conditions specified in the ABL Credit Agreement are satisfied.

As amended, the ABL Credit Agreement currently provides a $125.0 million Revolving A Credit Facility, a $25.0 million Revolving (Priority) B Credit Facility and a $21.5 million Revolving B Credit Facility.  Further, as amended, the ABL Credit Agreement provides that borrowings under the existing Revolving (Priority) B Credit Facility and the existing Revolving B Credit Facility will mature on February 28, 2023. The ABL Credit Agreement continues to be secured by substantially all personal property assets of the Company and its domestic subsidiary guarantors.  A description of the ABL Credit Agreement, the Revolving (Priority) B Credit Facility and the Revolving B Credit Facility may be found in Note 2 – Debt of Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 14 — Principal Accountant Fees and Services

Audit Committee Matters

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed or expected to be billed by Deloitte for professional services incurred for the years ended December 31, 2020, and 2019, on the Company’s behalf (in whole numbers):

20
Fee Category		2020	2019
	Audit Fees	$971,882	$821,885
	Audit-Related Fees	5,500	3,790
	Tax Fees	79,438	76,401
	All Other Fees	―	―
	Total Fees	$1,056,820	$902,076

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

Pre-Approval Policy for Audit and Non-Audit Services

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services to be provided by the Company’s independent auditor. Also, specific pre-approval by the Audit Committee is required for any proposed services exceeding pre-approved cost levels. The Audit Committee periodically reviews reports summarizing all services provided by the independent auditor. In 2020, the Audit Committee pre-approved all audit and non-audit services provided to the Company in accordance with the Audit Committee pre-approval policy.

PART IV

ITEM 15 — Financial Statement Schedules and Exhibits

A. M. Castle & Co.

Exhibit Index

The following exhibits are filed herewith or incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit Number	Description of Exhibit	Form	Exhibit	Filing Date	File No.

2.1	Debtors’ Amended Prepackaged Joint Chapter 11 Plan of Reorganization dated July 25, 2017.	8-K	2.1	August 3, 2017	1-5415

3.1	Articles of Amendment and Restatement of the Company.	8-A	3.1	August 31, 2017	1-5415

3.2	Amended and Restated Bylaws of the Company, adopted August 31, 2017.	8-A	3.2	August 31, 2017	1-5415

3.3	Articles of Amendment of A. M. Castle & Co.	8-K	3.1	July 2, 2020	1-5415
3.4	Articles of Amendment of A. M. Castle & Co.	8-K	3.1	December 31, 2020	1-5415
4.1	Specimen Certificate for New Common Stock.	8-A	4.1	August 31, 2017	1-5415

4.2	Indenture, dated August 31, 2017, between the Company, certain of its subsidiaries, WSFS, FSB, as Trustee and Collateral Agent.	8-K	10.2	September 6, 2017	1-5415

4.3	Stockholders Agreement dated as of August 31, 2017 by and among A.M. Castle & Co. and certain beneficial owners or holders of record of the New Common Stock signatory thereto.	8-A	10.1	August 31, 2017	1-5415

4.4**	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Ace of 1934.
4.5	Supplemental Indenture and Amendment No. 1, dated June 1, 2018, to the Indenture dated August 31, 2017 between the Company and Wilmington Saving Fund Society, FSB, as trustee and as collateral agent.	8-K	10.2	June 4, 2018	1-5415
4.6	Indenture governing 3.00%/5.00% Convertible Senior PIK Toggle Notes due 2024, dated March 27, 2020, between the Company, certain of its subsidiaries, and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent.	8-K	4.1	March 30, 2020	1-5415

4.7	Supplemental Indenture relating to the Indenture dated August 31, 2017, dated March 27, 2020, between the Company, certain of its subsidiaries, and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent.	8-K	4.2	March 30, 2020	1-5415

10.1	Revolving Credit and Security Agreement dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party hereto.	8-K	10.1	September 6, 2017	1-5415

10.2	Intercreditor Agreement dated August 31, 2017, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries.	8-K	10.3	September 6, 2017	1-5415

10.4*	2017 Management Incentive Plan of the Company.	10-Q	10.1	November 14, 2017	1-5415

10.5*	Form of Award Agreement under the 2017 Management Incentive Plan of the Company.	8-K	10.4	September 6, 2017	1-5415

10.6*	Amended and Restated Employment Agreement dated December 15, 2017, between A. M. Castle & Co. and Edward Quinn.	10-K	10.9	March 15, 2018	1-5415

10.7*	Amended and Restated Employment Agreement dated May 15, 2017, between A. M. Castle & Co. and Patrick R. Anderson.	10-Q	10.3	August 9, 2017	1-5415

10.8*	A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.14	March 12, 2009	1-5415

10.9*	A. M. Castle & Co. Supplemental Pension Plan, as amended and restated, effective as of January 1, 2009.	10-K	10.15	March 12, 2009	1-5415

10.11*	Form of A. M. Castle & Co. Indemnification Agreement to be executed with all directors and executive officers.	8-K	10.16	July 29, 2009	1-5415
10.12*	First Amendment to the A. M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan, executed April 15, 2009 (as effective April 27, 2009).	8-K	10.1	April 16, 2009	1-5415

10.13*	Second Amendment dated October 8, 2015 to the A.M. Castle & Co. Supplemental 401(k) Savings and Retirement Plan as Amended and Restated effective as of January 1, 2009.	10-K/A	10.4	March 16, 2016	1-5415

10.14*	A.M. Castle & Co. 401(k) Savings and Retirement Plan (as amended and restated effective as of January 1, 2015).	10-K/A	10.4	March 16, 2016	1-5415

10.15*	Second Amendment dated October 8, 2015, to the A.M. Castle & Co. Salaried Employees Pension Plan as Amended and Restated Effective as of January 1, 2010.	10-K/A	10.5	March 16, 2016	1-5415

10.16	Amendment No. 1, dated June 1, 2018, to the Revolving Credit and Security Agreement Revolving Credit dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto.	8-K	10.1	June 4, 2018	1-5415

10.17*	Form of Performance Unit Award Agreement	10-Q	10.1	November 14, 2018	1-5415

10.18*	Employment Agreement dated May 9, 2019, between A.M. Castle & Co. and Jeremy Steele	10-Q	10.1	May 9, 2019	1-5415

10.19*	Retirement Agreement and Release dated January 7, 2020, between A.M. Castle & Co. and Steven W. Scheinkman	8-K	10.1	January 8, 2020	1-5415

10.20*	Amended and Restated Employment Agreement dated January 7, 2020, between A.M. Castle & Co. and Marec E. Edgar	8-K	10.2	January 8, 2020	1-5415

10.21*	Form of Non-Employee Director Restricted Stock Award Agreement under the 2017 Management Incentive Plan of the Company	10-K	10.24	February 27, 2020	1-5415
10.22	Limited Consent and First Agreement to Intercreditor Agreement, dated June 1, 2018, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB	S-4	10.3	February 27, 2020	1-5415
10.23	Supplemental Indenture and Waiver, dated December 20, 2019 to the Indenture dated August 31, 2017, between the Company, certain of its Subsidiaries, and Wilmington Savings Fund Society, FSB as Trustee and Collateral Agent, relating to the Company's 5.00%/7.00% Convertible Senior PIK Toggle Notes due 2022.	S-4	10.28	February 27, 2020	1-5415
10.24	Amended and Restated Registration Rights Agreement, dated March 27, 2020, among the Company and the stockholders named therein, relating to the 3.00%/5.00% Convertible Senior PIK Toggle Notes due 2024	8-K	10.1	March 30, 2020	1-5415
10.25	Intercreditor Agreement, dated as of March 27, 2020, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries	8-K	10.2	March 30, 2020	1-5415
10.26	Amendment to Intercreditor Agreement dated August 31, 2017, dated as of March 27, 2020, between PNC Bank, National Association and Wilmington Savings Fund Society, FSB, and acknowledged by the Company and certain of its subsidiaries	8-K	10.3	March 30, 2020	1-5415
10.27	Amendment No. 2 to Revolving Credit and Security Agreement dated August 31, 2017 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto	8-K	10.4	March 30, 2020	1-5415

10.28	Paycheck Protection Program Term Note, dated April 28, 2020, between A.M. Castle & Co. and PNC Bank, National Association	8-K	10.1	May 1, 2020	1-5415
10.29	Amendment No. 3 to Revolving Credit and Security Agreement dated December 14, 2020 between the Company and certain of its subsidiaries, PNC Bank, National Association, as lender and as administrative and collateral agent, and the other lenders party thereto	8-K	10.1	December 16, 2020	1-5415
14.1**	Code of Conduct
21.1**	Subsidiaries of Registrant	.
22.1**	List of Issuers and Guarantor Subsidiaries
31.1**	CEO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2**	CFO Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101**

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Deficit, and (vi) Notes to Consolidated Financial Statements.

104**	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Management contract or compensatory plan or arrangement.

** Filed herewith

ITEM 16 — Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A. M. Castle & Co.
(Registrant)

By:	/s/ Edward M. Quinn
Edward M. Quinn, Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 4, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as shown following their name on this 3rd day of March, 2021.

/s/ Marec E. Edgar	/s/ Edward M. Quinn
Marec E. Edgar,	Edward M. Quinn,
President, Chief Executive	Vice President, Controller and
Officer and Director	Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Jeffrey A. Brodsky	/s/ Jonathan B. Mellin	/s/ Steven W. Scheinkman
Jeffrey A. Brodsky, Director	Jonathan B. Mellin, Director	Steven W. Scheinkman, Director

/s/ Jonathan Segal	/s/ Michael J. Sheehan	/s/ Parker Tornell
Jonathan Segal, Director	Michael J. Sheehan, Chairman	Parker Tornell, Director